Form 10QSB
period 1996-06-30
FORENSIC TECHNOLOGIES INTERNATIONAL CORP
filed 1996-08-14
CIK 887936

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-QSB



(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996; or

[   ]  Transition report pursuant to Section 13 or 15(d) of  the Securities
       Exchange Act of 1934 for the transition period from  ____________ to
       _____________.

Commission File Number:
                        -------------


                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


            MARYLAND                                            52-1261113
            --------                                            ----------
(State or other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                 2021 Research Drive, Annapolis, Maryland 21401
                 ----------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (410) 224-8770
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                       --------------------------------------
             (Former name, foremer address and former fiscal year,
                         if changed since last report)
                       --------------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [ X ] Yes     [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                              Outstanding at August 14, 1996
   -----------------------                   -----------------------------
   Common Stock, par value                          4,087,712 shares
        $.01 per share

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                                      INDEX




PART I.           FINANCIAL INFORMATION
                                                                       Page
                                                                       ----

Item 1.           Financial Statements........................      3 to 10

Item 2.           Management's Discussion and Analysis of
                    Results of Operations and
                    Financial Condition ......................           11


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K ............          13

                 Forensic Technologies International Corporation

                                 Balance Sheets


                                                                         December 31          June 30
                                                                             1995              1996
                                                                      --------------------------------------
                                                                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                             $       9,610  $      8,202,042
   Accounts receivable, less allowance of $212,262 in 1995
     and $245,581 in 1996                                                    4,063,432         4,221,274
   Unbilled receivables, less allowance of  $164,935 in
     1995 and $177,105 in 1996                                               2,230,674         3,244,527
   Deferred income taxes                                                       499,141           499,141
   Prepaid expenses                                                            133,052           247,541
                                                                      --------------------------------------
Total current assets                                                         6,935,909        16,414,525

Property and equipment:
   Buildings                                                                   411,241           411,241
   Furniture and equipment                                                   6,335,898         7,068,168
   Leasehold improvements                                                      677,348           725,197
                                                                      --------------------------------------
                                                                             7,424,487         8,204,606

   Accumulated depreciation and amortization                                (4,594,318)       (4,961,974)
                                                                      --------------------------------------
                                                                             2,830,169         3,242,632

Deferred income taxes                                                            4,090             4,090
Other assets                                                                   123,665            92,791

















                                                                      ======================================
Total assets                                                                $9,893,833  $     19,754,038
                                                                      ======================================



                                                                            December 31         June 30
                                                                                1995              1996
                                                                       -------------------------------------
                                                                                             (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                        $    916,742    $   1,022,093
   Borrowings under line of credit                                            2,110,391          616,583
   Accrued compensation expense                                                 820,746          704,532
   Incomes tax payable                                                          208,296          323,491
   Current portion of deferred revenue                                          138,889                -
   Current portion of capital lease obligations                                  63,463           52,218
   Accrued loss on disposal of discontinued operations                          478,828                -
   Other current liabilities                                                    198,054          408,414
                                                                       -------------------------------------
Total current liabilities                                                     4,935,409        3,127,331

Long-term debt and capital lease obligations, less current
   portion                                                                      206,747          177,979

8% Convertible Subordinated Debentures, due to
   stockholders                                                               1,800,000                -

Series A Redeemable Convertible Preferred Stock, $.01 par
   value, stated at redemption value                                          1,560,000                -
Common Stock Subject to Repurchase                                              310,930                -
Commitments and contingent liabilities                                                -                -

Stockholders' equity:
   Common stock, $.01 par value:
    Class A:
      Authorized shares - 9,800,000 in 1995 and 16,000,000
        in 1996
      Shares issued and outstanding and not subject to
        repurchase - 1,574,059 in 1995 4,087,712 in 1996                         15,741           40,878
    Class B:
     Authorized  shares - 6,300,000 in 1995 and 0 in 1996
     Issued and outstanding shares - 1,524,600 in 1995 and 0
        in 1996                                                                  15,246                -
   Additional paid-in capital                                                         -       14,475,523
   Retained earnings                                                          1,078,670        1,939,555
   Less:  Unearned compensation recorded upon issuance of
             common stock                                                       (28,910)          (7,228)
                                                                       -------------------------------------
Total stockholders' equity                                                    1,080,747       16,448,728
                                                                       -------------------------------------
Total liabilities and stockholders' equity                                 $  9,893,833    $  19,754,038
                                                                       =====================================

See accompanying notes.

                 Forensic Technologies International Corporation

                        Statements of Income (Unaudited)


                                                                                    Three months ended June 30
                                                                                     1995                1996
                                                                           -----------------------------------------
Revenues                                                                        $   5,127,495       $  7,119,790

Direct cost of revenues                                                             2,311,097          3,901,537
Selling, general and administrative expenses                                        2,110,409          2,216,001
                                                                           -----------------------------------------
Total costs and expenses                                                            4,421,506          6,117,538
                                                                           -----------------------------------------
                                                                                      705,989          1,002,252

Other income (expenses):
   Interest and other income                                                            4,874             50,457
   Interest expense                                                                   (67,624)           (60,953)
                                                                           -----------------------------------------
                                                                                      (62,750)           (10,496)
                                                                           -----------------------------------------
Income from continuing operations before income taxes                                 643,239            991,756

Income taxes                                                                          261,540            406,631
                                                                           -----------------------------------------
Income from continuing operations                                                     381,699            585,125
                                                                           -----------------------------------------

Discontinued operations:
   Income from operations of discontinued Annapplix division (less
   applicable income taxes of $13,100)                                                 18,900                  -
                                                                           -----------------------------------------
Net income                                                                      $     400,599       $    585,125
                                                                           =========================================

Earnings Per Share Data:
   Per common and common equivalent share:
     Income from continuing operations                                                  $0.20              $0.19
                                                                           =========================================
     Net income                                                                         $0.21              $0.19
                                                                           =========================================

   Per common share, assuming full dilution:
     Income from continuing operations                                                  $0.14              $0.17
                                                                           =========================================
     Net income                                                                         $0.14              $0.17
                                                                           =========================================


See accompanying notes.

                 Forensic Technologies International Corporation

                        Statements of Income (Unaudited)


                                                                                     Six months ended June 30
                                                                                      1995                1996
                                                                           -----------------------------------------

Revenues                                                                        $   9,833,247      $  13,360,768

Direct cost of revenues                                                             4,681,263          7,206,786
Selling, general and administrative expenses                                        4,005,353          4,471,458
                                                                           -----------------------------------------
Total costs and expenses                                                            8,686,616         11,678,244
                                                                           -----------------------------------------
                                                                                    1,146,631          1,682,434

Other income (expenses):
   Interest and other income                                                           11,572             61,239
   Interest expense                                                                  (130,715)          (141,386)
                                                                           -----------------------------------------
                                                                                     (119,143)           (80,147)
                                                                           -----------------------------------------
Income from continuing operations before income taxes                               1,027,488          1,602,287

Income taxes                                                                          417,160            653,895
                                                                           -----------------------------------------
Income from continuing operations                                                     610,328            948,392
                                                                           -----------------------------------------

Discontinued operations:
   Income from operations of discontinued Annapplix division (less
   applicable income taxes of $47,300)                                                 68,400                  -
                                                                           -----------------------------------------
Net income                                                                      $     678,728      $     948,392
                                                                           =========================================

Earnings Per Share Data:
   Per common and common equivalent share:
     Income from continuing operations                                                  $0.32              $0.39
                                                                           =========================================
     Net income                                                                         $0.36              $0.39
                                                                           =========================================

   Per common share, assuming full dilution:
     Income from continuing operations                                                  $0.22              $0.30
                                                                           =========================================
     Net income                                                                         $0.25              $0.30
                                                                           =========================================


See accompanying notes.

Item 1

                 Forensic Technologies International Corporation

                      Statements of Cash Flows (Unaudited)

                                                                             Six months ended June 30
                                                                              1995                1996
                                                                   -----------------------------------------
Operating activities
Net income                                                               $   678,728        $    948,392
Adjustment to reconcile net income to net cash
     Depreciation                                                            306,880             330,649
     Amortization                                                              9,615              55,428
     Non-cash compensation                                                    33,395              21,682
     Provision for doubtful accounts                                          69,575              45,489
     Accrued loss on disposal of discontinued Annapplix
       division                                                                    -            (478,828)
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (673,561)           (184,573)
       Unbilled receivables                                                 (582,451)         (1,032,611)
       Prepaid expenses                                                     (234,875)           (114,489)
       Accounts payable                                                      105,593             105,351
       Accrued compensation expense                                          283,724            (116,214)
       Income taxes payable                                                  199,120             115,195
       Deferred revenue                                                     (166,666)           (138,889)
       Other current liabilities                                             156,606             210,360
                                                                  -----------------------------------------
Net cash provided by (used in) operating activities                          185,683            (233,058)

Investing activities
Purchase of property and equipment                                          (862,467)           (780,119)
Acquisition of Applix Software Computer Service                             (200,000)                  -
Change in other assets                                                      (146,756)            210,360
                                                                  -----------------------------------------
Net cash used in investing activities                                     (1,209,223)           (767,666)

Financing activities
Issuance of Class A Common Stock                                                   -          11,230,863
Repurchase of Class A Common Stock                                                 -            (130,260)
Repurchase of Class A Common Stock subject to repurchase                    (103,635)           (310,930)
Repurchase of Class B Common Stock                                            (3,600)               (300)
Net borrowings (repayments) under line of credit                           1,362,906          (1,493,808)
Payments of capital lease obligations                                       (154,430)            (40,013)
Dividends paid                                                               (62,399)            (62,396)
                                                                  -----------------------------------------
Net cash provided by financing activities                                  1,038,842           9,193,156
                                                                  -----------------------------------------

Net increase in cash and cash equivalents                                     15,302           8,192,432
Cash and cash equivalents at beginning of period                                 600               9,610
                                                                  -----------------------------------------
Cash and cash equivalents at end of period                               $    15,902     $     8,202,042
                                                                  =========================================

See accompanying notes.

                 Forensic Technologies International Corporation
                    Notes to Financial Statements (Unaudited)
                                  June 30, 1996



1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registration Statement on Form SB-2.

2.  Discontinued Operations

As described in the notes to the 1995 audited financial statements, in March 1996 the Company agreed to sell the Annapplix division to a group including the former owner, who during 1995 managed the division as an officer of the Company, and certain other officers and stockholders of the Company. The Company, effective March 31, 1996, sold the furniture, equipment, and intangible assets of the division in exchange for cash of $150,000, and retained ownership of billed and unbilled accounts receivable, buildings and accounts payable.

The Company recorded the results of operations and estimated loss on the sale of Annapplix as a discontinued operation in the 1995 annual financial statements. At December 31, 1995, the Company recorded an accrual of $478,828 for the estimated loss on the sale of the division, which included $285,000 for the estimated operating losses, net of the related income tax benefit, for the period from January 1, 1996 through March 31, 1996, the effective date of disposal. The actual loss did not differ materially from the Company's estimate.

3. Common Stock Subject To Repurchase

The Company has entered into an agreement with a former employee to repurchase or cause another to purchase 29,018 shares of Class A Common Stock at $4.76187 per share in January 1996 and 29,022 shares of Class A Common Stock at $5.95238 per share in January 1997. The former employee retains ownership rights in the Class A Common Stock until repurchase. In January 1996, the Company paid the former employee the installment due of $138,180 and retired the Common Stock repurchased. In May 1996, the Company paid the former employee $172,250 to retire the remaining obligation. This commitment is classified as Common Stock subject to repurchase in the accompanying balance sheets.

                 Forensic Technologies International Corporation
                    Notes to Financial Statements (Unaudited)
                            June 30, 1996 (continued)



4. Stockholder's Equity

On January 12, 1996, the Board of Directors approved the issuance of options to purchase 184,800 shares of Class A Common Stock to key employees. The exercise price of the granted shares is $6.38 per share, or the estimated fair market value of a share of Class A Common Stock at the date of grant, and the options vest ratably over a three year period.

On January 26, 1996, the Board of Directors approved a 4.2-for-1 stock split of the Company's Class A Common Stock. The application of anti-dilution provisions effectively resulted in a 4.2-for-1 split of the Class B Common Stock and Series A Redeemable Preferred Stock. The stated par values of the common and preferred stocks were not changed. All share and per share amounts have been restated to retroactively reflect the split of the Class A Common Stock and effective split of the Class B Common Stock and Series A Redeemable Preferred Stock.

The Board of Directors on January 26, 1996 also amended the Company's articles of incorporation to change the authorized number of shares of preferred stock of all classes to 4,000,000 shares upon the closing of the initial public offering. Upon the closing of the initial public offering in May 1996, the Company's outstanding 8% Convertible Subordinated Debentures and all shares of Series A Redeemable Convertible Preferred Stock converted into shares of Common Stock.

                 Forensic Technologies International Corporation
                    Notes to Financial Statements (Unaudited)
                            June 30, 1996 (continued)


5. Earnings Per Share

The following table summarizes the computations of earnings per share for the three month and six month periods ended June 30, 1995 and 1996. This table should be read in conjunction with Note 2 to the 1995 audited financial statements.

                                                               Three months ended                   Six months ended
                                                                     June 30                             June 30
                                                               1995            1996              1995             1996
                                                         --------------------------------   ----------------------------------
                                                                   (Unaudited)                         (Unaudited)
Primary:
   Weighted average number of shares of common
     stock outstanding during the period                      1,803,668        2,883,580         1,807,818       2,249,596
   Options to purchase common stock issued within one
     year of registration statement - based on treasury
     stock method using estimated offering price                 61,900                -            61,900          30,950
   Dilutive effect of other options and warrants -  based
     on treasury stock method using average market
     price                                                       41,686          216,785            41,686         174,226
                                                         --------------------------------   ----------------------------------
Total common and common equivalent shares of stock
   considered outstanding during the year                     1,907,254        3,100,365         1,911,404       2,454,772
                                                         ================================   ==================================
Net income                                               $      400,599   $      585,125     $     679,028    $    948,392
                                                         ================================   ==================================
Per share amount                                         $         0.21   $         0.19     $        0.36    $       0.39
                                                         ================================   ==================================


Fully diluted:
   Weighted average number of shares of common
     stock outstanding during the period                      1,803,668        2,883,580         1,807,818       2,249,596
   Options to purchase common stock issued within
     one year of registration statement - based on
     treasury stock method using estimated offering
     price                                                       61,900                -            61,900          30,950
   Dilutive effect of other options and warrants - based
     on treasury stock method using market price at
     the end of the period                                       41,686          219,528            41,686         181,338
   Assumed conversion of Series A Redeemable
     Convertible Preferred Stock                                655,200          309,600           655,200         482,400
   Assumed conversion of 8% Convertible
     Subordinated Debentures                                    378,000          178,615           378,000         278,308
                                                         --------------------------------   ----------------------------------
Total fully diluted securities considered outstanding
   during the year                                            2,940,454        3,591,323         2,944,604       3,222,592
                                                         ================================   ==================================
Net income                                               $      400,599   $      585,125     $     678,728    $    948,392
Add 8% Convertible Subordinated Debenture interest,
   net of income taxes                                           21,348           10,077            42,768          31,402
                                                         ================================   ==================================
                                                         $      421,947   $      595,202     $     721,497    $    979,794
                                                         ================================   ==================================
Per share amount                                         $         0.14   $         0.17     $        0.25    $       0.30
                                                         ================================   ==================================

Item 2

                 Forensic Technologies International Corporation

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations

Revenues for the second quarter and six months ended June 30, 1996, increased 38.8%, to $7.1 million and 36% to $13.4 million over the same periods in 1995, respectively. These increases are primarily the result of revenues from trial consulting, growing 130% to $1.5 million in the quarter and 162% to $3.2 million for the six months, and visual communication services increasing 66% to $3.5 million during the quarter and 40% to $5.9 million for the six months. Such increases were primarily attributable to the seasoning of the Chicago and Los Angeles offices. Engineering revenues for the quarter and six months declined 18% to $1.8 million and 9% to $3.7, respectively, due primarily to the lack of activity in any major cases during these periods.

Direct costs, as a percentage of revenue, increased during the quarter and six months, resulting primarily from the redirection of efforts by certain key personnel from selling, general and administrative activities to revenue generating activities. Additionally, the increase was due to the increased percentage of revenue from trial consulting which carries slightly higher direct costs. Interest expense increased in both the quarter and six months due to a significantly higher average outstanding balance on the line of credit.

Income from continuing operations grew 53% to $585,100 during the second quarter and 55% to $948,400 for the six months. This growth is principally the result of the increase in both trial consulting and visual communication services revenues while costs remained approximately constant as a percentage of revenue. Income from discontinued operations, the company's division providing general data processing consulting services and network administration services sold during the first quarter of 1996, amounted to $18,900 and $68,400 for the quarter and six months ended June 30, 1995.

Liquidity and Sources of Capital

Cash flow during the quarter increased as a result of the proceeds from the recent sale of the company's stock, providing approximately $11.4 to be used to repay the company's borrowings under a revolving line of credit, purchase additional video and animation equipment and develop new technology. The balance of the net proceeds, approximately $7.1 million, will be used for general corporate purposes, including possible acquisitions.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.