Form 10-Q
period 1996-09-30
FORENSIC TECHNOLOGIES INTERNATIONAL CORP
filed 1996-11-14
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
        ________________.


Commission File Number:  _ _ _ _ _ _ _ _ _ _ _ _ _


                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

       MARYLAND                                               52-1261113
  - - - - - - - - - - -                                  - - - - - - - - -

(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


                 2021 Research Drive, Annapolis, Maryland 21401
       - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (410) 224-8770
                             - - - - - - - - - - - -
              (Registrant's Telephone Number, Including Area Code)


            - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
              (Former name, former address and former fiscal year,
                          if changed since last report)


             - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                             Outstanding at November 14, 1996
- - - - - - - - - - - - - - - -               - - - - - - - - - - - - - - - - -
   Common Stock, par value                              4,506,912 shares
      $.01 per share

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                                      INDEX

                                                                         Page
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements    . . . . . . . . . . . . . .  3 to 11

Item 2.           Management's Discussion and Analysis of
                        Results of Operations and
                        Financial Condition           . . . . . . . .      12


PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K   . . . . . . . .       24

                 Forensic Technologies International Corporation

                           Balance Sheets (Unaudited)


                                                                                       December 31,             September 30,
                                                                                           1995                      1996
                                                                                     -------------------------------------------
                                                                                     (Restated - Note 3)
Assets
Current assets:
   Cash and cash equivalents                                                         $         244,925    $           6,936,957
   Accounts receivable, less allowance of $212,262 in 1995 and $245,581 in 1996              4,633,850                6,838,738
   Unbilled receivables, less allowance of  $164,935 in 1995 and $177,105 in 1996            2,230,674                2,896,332
   Deferred income taxes                                                                       499,141                  499,141
   Prepaid expenses                                                                            145,805                  669,361
                                                                                     -----------------------------------------------
Total current assets                                                                         7,754,395               17,840,529

Property and equipment:
   Buildings                                                                                   411,241                  411,241
   Furniture and equipment                                                                   6,576,259                7,778,134
   Leasehold improvements                                                                      677,348                  781,161
                                                                                     -----------------------------------------------
                                                                                             7,664,848                8,970,536

   Accumulated depreciation and amortization                                                (4,784,174)              (5,368,220)
                                                                                     -----------------------------------------------
                                                                                             2,880,674                3,602,316

Deferred income taxes                                                                            4,090                    4,090
Other assets                                                                                   196,662                  224,274


                                                                                     ===============================================
Total assets                                                                              $ 10,835,821             $ 21,671,209
                                                                                     ===============================================

                                                                                  December 31,             September 30,
                                                                                      1995                      1996
                                                                                -------------------------------------------
                                                                                (Restated - Note 3)
Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable                                                             $       1,171,201    $           1,360,864
   Borrowings under line of credit                                                      2,110,391                  713,075
   Accrued compensation expense                                                           933,841                  844,621
   Income taxes payable                                                                   288,127                  622,255
   Deferred revenue                                                                       138,889                        -
   Current portion of capital lease obligations                                            63,463                   56,443
   Accrued loss on disposal of discontinued operations                                    478,828                        -
   Other current liabilities                                                              310,554                  577,879
                                                                                ------------------------------------------------
Total current liabilities                                                               5,495,294                4,175,137

Long-term debt and capital lease obligations, less current portion                        206,747                  182,931
8% Convertible Subordinated Debentures, due to stockholders                             1,800,000                        -
Series A Redeemable Convertible Preferred Stock, $.01 par value, stated at
  redemption value                                                                      1,560,000                        -
Common Stock Subject to Repurchase                                                        310,930                        -
Commitments and contingent liabilities                                                          -                        -

Stockholders' equity:
   Common stock, $.01 par value:
     Class A:
        Authorized  shares -  9,800,000  in 1995 and  16,000,000  in 1996
        Shares issued and outstanding and not subject to repurchase -
           1,989,059 in 1995 4,506,912 in 1996                                             19,891                   45,070
     Class B:
      Authorized shares - 6,300,000 in 1995 and 0 in 1996
      Issued and outstanding shares - 1,524,600 in 1995 and 0 in 1996                      15,246                        -
   Additional paid-in capital                                                                 850               14,385,600
   Retained earnings                                                                    1,455,773                2,882,471
   Less:  Unearned compensation recorded upon issuance of common stock
                                                                                          (28,910)                       -
                                                                                ------------------------------------------------
Total stockholders' equity                                                              1,462,850               17,313,141
                                                                                ================================================
Total liabilities and stockholders' equity                                           $ 10,835,821    $          21,671,209
                                                                                ================================================

See accompanying notes.

                 Forensic Technologies International Corporation

                        Statements of Income (Unaudited)



                                                                                        Three months ended September 30
                                                                                         1995                       1996
                                                                                ----------------------------------------------------
                                                                                 (Restated - Note 3)
Revenues                                                                        $           5,944,203     $           7,573,326

Direct cost of revenues                                                                     2,888,125                 4,171,870
Selling, general and administrative expenses                                                2,528,520                 2,665,547
                                                                                ---------------------------------------------------
Total costs and expenses                                                                    5,416,645                 6,837,417
                                                                                ----------------------------------------------------
                                                                                              527,558                   735,909

Other income (expenses):
   Interest and other income                                                                    9,790                   111,174
   Interest expense                                                                           (63,000)                  (14,596)
                                                                                ----------------------------------------------------
                                                                                              (53,210)                   96,578
                                                                                ----------------------------------------------------
Income from continuing operations before income taxes                                         474,348                   832,487

Income taxes                                                                                  192,900                   345,527
                                                                                ----------------------------------------------------
Income from continuing operations                                                             281,448                   486,960

Discontinued operations:
   Loss from operations of discontinued Annapplix division
   (Net of income tax benefit of $13,100)                                                     (43,000)                        -
                                                                               ----------------------------------------------------
Net income                                                                      $             238,448     $             486,960
                                                                                ====================================================


Earnings Per Share Data:
   Per common and common equivalent share:
      Income from continuing operations                                                   $0.12                        $0.10
                                                                                ====================================================
      Net income                                                                          $0.11                        $0.10
                                                                                ====================================================

   Per common share, assuming full dilution:
      Income from continuing operations                                                   $0.10                        $0.10
                                                                                ====================================================
      Net income                                                                          $0.09                        $0.10
                                                                                ====================================================


See accompanying notes.

                 Forensic Technologies International Corporation

                        Statements of Income (Unaudited)


                                                                                                Nine months ended
                                                                                                   September 30
                                                                                          1995                       1996
                                                                                 ---------------------------------------------------
                                                                                  (Restated - Note 3)
Revenues                                                                         $          17,401,799     $          22,547,184

Direct cost of revenues                                                                      8,502,331                12,337,641
Selling, general and administrative expenses                                                 7,122,184                 7,758,103

Total costs and expenses                                                                    15,624,515                20,095,744
                                                                                 ---------------------------------------------------
                                                                                             1,777,284                 2,451,440
                                                                                 ---------------------------------------------------
Other income (expenses):
   Interest and other income                                                                    27,996                   192,971
   Interest expense                                                                           (187,000)                 (155,982)
                                                                                 ---------------------------------------------------
                                                                                              (159,004)                   36,989
                                                                                 ---------------------------------------------------
Income from continuing operations before income taxes                                        1,618,280                 2,488,429

Income taxes                                                                                   646,900                 1,046,136
                                                                                 ---------------------------------------------------
Income from continuing operations                                                              971,380                 1,442,293

Discontinued operations:
   Income from operations of discontinued Annapplix division
   (less applicable income taxes of $47,300)                                                    25,000                         -
                                                                                 ---------------------------------------------------
Net income                                                                       $             996,380     $           1,442,293
                                                                                 ===================================================

Earnings Per Share Data:
   Per common and common equivalent share:
      Income from continuing operations                                                    $0.42                        $0.41
                                                                                 ===================================================
      Net income                                                                           $0.43                        $0.41
                                                                                 ===================================================

   Per common share, assuming full dilution:
      Income from continuing operations                                                    $0.30                        $0.37
                                                                                 ===================================================
      Net income                                                                           $0.31                        $0.37
                                                                                 ===================================================



See accompanying notes.

                 Forensic Technologies International Corporation

                   Statements of Cash Flows (Unaudited)

                                                                                    Nine months ended September 30,
                                                                                    1995                       1996
                                                                         ------------------------------------------------------
                                                                             (Restated - Note 3)
Operating activities
Net income                                                               $                993,380      $           1,442,293
Adjustment to reconcile net income to net cash provided by (used in)
      operating activities:
      Depreciation                                                                        290,691                    525,230
      Amortization                                                                         36,913                     77,237
      Non-cash compensation                                                                43,374                     28,910
      Provision for doubtful accounts                                                      85,574                     45,489
      Accrued loss on disposal of discontinued Annapplix division                              -                    (478,828)

      Changes in operating assets and liabilities:
         Accounts receivable                                                             (637,586)                (2,238,207)
         Unbilled receivables                                                            (956,897)                  (677,828)
         Prepaid expenses                                                                (234,977)                  (523,556)
         Accounts payable                                                                 768,781                    189,663
         Accrued compensation expense                                                     492,721                    (89,220)
         Income taxes payable                                                             196,003                    334,128
         Deferred revenue                                                                (250,000)                  (138,889)
         Other current liabilities                                                         70,622                    267,325
         Accounting adjustment due to pooling                                                   -                     71,911
                                                                         -------------------------------------------------------
Net cash provided by (used in) operating activities                                       898,599                 (1,164,342)

Investing activities
Purchase of property and equipment                                                     (1,100,233)                (1,305,688)
Acquisition of Applix Software Computer Service                                          (200,000)                         -
Change in other assets                                                                    (13,855)                   (46,033)
                                                                        -------------------------------------------------------
Net cash used in investing activities                                                  (1,314,088)                (1,351,721)

Financing activities
Issuance of Class A Common Stock                                                                -                 11,125,138
Repurchase of Class A Common Stock                                                       (500,980)                  (130,260)
Repurchase of Class A Common Stock subject to Repurchase                                 (103,635)                  (310,930)
Repurchase of Class B Common Stock                                                       (254,800)                      (300)
Exercise of stock options                                                                       -                     14,995
Net borrowings (repayments) under line of credit                                        1,728,005                 (1,397,316)
Payments of capital lease obligations                                                    (224,555)                   (30,836)
Dividends paid                                                                            (62,399)                   (62,396)
                                                                         -------------------------------------------------------
Net cash provided by financing activities                                                 581,636                  9,208,095
                                                                         -------------------------------------------------------

Net increase in cash and cash equivalents                                                 166,147                  6,692,032
Cash and cash equivalents at beginning of period                                          245,918                    244,925
                                                                         =======================================================
Cash and cash equivalents at end of period                                  $             412,065      $           6,936,957
                                                                         =======================================================

See accompanying notes.

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and notes thereto incorporated by reference in the Company's registration statement on Form 8-A filed on May 8, 1996.

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

The Company recorded the results of operations and estimated loss on the sale of Annapplix as a discontinued operation in the 1995 annual financial statements. At December 31, 1995, the Company recorded an accrual of $365,109 for the estimated loss on the sale of the division, which included $285,000 for the estimated operating losses, net of the related income tax benefit, for the period from January 1, 1996 through March 31, 1996, the effective date of disposal. The actual loss did not differ materially from the Company's estimate.

3. ACQUISITION OF TEKLICON, INC.

On September 30, 1996, the Company acquired all of the outstanding common stock of Teklicon, Inc. ("Teklicon") in exchange for 415,000 shares of common stock. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the financial position, results of operations, and cash flows of Teklicon.

Teklicon is based in Mountain View, California and provides technical consulting and expert witness testimony to attorneys and businesses.

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1996 (CONTINUED)


3.  ACQUISITION OF TEKLICON, INC. (CONTINUED)

A summary of the separate amount of revenue and net income of the combined companies for the periods reported herein is as follows:

                                                        Pre-Merger                                        Post-Merger
                                                          Company                 Teklicon                 Combined
                                                  ------------------------ ------------------------ ------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1995:
     Revenues                                                  $5,240,000                 $704,203               $5,944,203
     Net income (loss)                                           $267,000                $(31,552)                 $235,448

NINE MONTHS ENDED SEPTEMBER 30, 1995:
     Revenues                                                 $15,073,000               $2,328,799              $17,401,799
     Net income                                                  $952,000                  $41,380                 $993,380

THREE MONTHS ENDED SEPTEMBER 30, 1996:
     Revenues                                                  $6,977,983                 $595,343               $7,573,326
     Net income (loss)                                           $546,405                $(59,445)                 $486,960

NINE MONTHS ENDED SEPTEMBER 30, 1996
     Revenues                                                 $20,338,661               $2,208,523              $22,547,184
     Net income (loss)                                         $1,494,797                $(52,504)               $1,442,293

In connection with the merger, the Company entered into an employment agreement with the sole stockholder and executive officer of Teklicon. The future amount of compensation to be paid the officer, who will have substantially the same duties, will be less than the amounts paid in periods prior to the merger. Pro forma net income of the Company, assuming that the officer had received the reduced amount of compensation in the periods presented herein, is as follows:

                                         Combined Historical                                          Combined
                                             Net Income              Pro Forma Adjustments        Pro Forma Net Income
                                      ----------------------------- ------------------------ ---------------------------------

Three months ended September 30, 1995            $238,448                       $ 54,533                 $292,981

Nine months ended September 30, 1995             $996,380                       $163,699               $1,160,079

Three months ended September 30, 1996            $486,960                       $  4,075                 $491,035

Nine months ended September 30, 1996           $1,442,293                       $ 59,175               $1,501,468

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1996 (CONTINUED)


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

In May 1996, upon the closing of its initial public offering and the exercise of the over-allotment option, the Company issued 1,800,000 and 220,000 shares of common stock, respectively, for net proceeds of $11,110,000.

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1996 (CONTINUED)


5. EARNINGS PER SHARE

The following tables summarize the computations of earnings per share for the three month and nine month periods ended September 30, 1995 and 1996. These tables should be read in conjunction with Note 2 to the 1995 audited financial statements.

                                                                                           Three months ended
                                                                                              September 30
                                                                                       1995                  1996
                                                                               ---------------------- --------------------
                                                                                              (Unaudited)
Primary:
   Weighted average number of shares of common stock outstanding during
      the period                                                                        2,122,074              4,504,913
   Options to purchase common stock issued within one year of registration statement - based on treasury stock method using estimated offering
      price                                                                                61,900                      -
   Dilutive effect of other options and warrants - based on treasury stock
      method using average market price                                                    82,955                217,438
                                                                                ---------------------- --------------------
Total common and common equivalent shares of stock considered outstanding
   during the year                                                                      2,266,929              4,722,351
                                                                               ====================== ====================
Net income                                                                     $          238,448     $          486,960
                                                                               ====================== ====================
Per share amount                                                               $             0.11     $             0.10
                                                                               ====================== ====================

Fully diluted:
   Weighted average number of shares of common stock outstanding during
      the period                                                                        2,122,074              4,504,913
   Options to purchase common stock issued within one year of registration statement - based on treasury stock method using estimated offering
      price                                                                                61,900                      -
   Dilutive effect of other options and  warrants - based on treasury stock
      method using market price at the end of the period                                   88,907                246,237
   Assumed conversion of Series A Redeemable Convertible Preferred Stock                  655,200                     -
   Assumed conversion of 8% Convertible Subordinated Debentures                           378,000                     -
                                                                               ---------------------- --------------------
Total fully diluted securities considered outstanding during the year                   3,306,081              4,751,150
                                                                               ====================== ====================
Net income                                                                     $          238,448     $          486,960
Add 8% Convertible Subordinated Debenture interest, net of income taxes                    42,768                 10,077
                                                                               ====================== ====================
                                                                               $          281,216     $          497,037
                                                                               ====================== ====================
Per share amount                                                               $             0.09     $             0.10
                                                                               ====================== ====================




                                                                                             Nine months ended
                                                                                                September 30
                                                                                        1995                   1996
                                                                               ---------------------- -----------------------
                                                                                                (Unaudited)
Primary:
   Weighted average number of shares of common stock outstanding during
      the period                                                                         2,188,976             3,282,509
   Options to purchase common stock issued within one year of registration statement - based on treasury stock method using estimated offering
      price                                                                                 61,900                20,633
   Dilutive effect of other options and warrants - based on treasury stock
      method using average market price                                                     65,410               186,133
                                                                               ---------------------- -----------------------
Total common and common equivalent shares of stock considered outstanding
   during the year                                                                       2,316,286             3,489,275
                                                                               ====================== =======================
Net income                                                                      $          996,380    $        1,442,293
                                                                               ====================== =======================
Per share amount                                                                $             0.43    $             0.41
                                                                               ====================== =======================


Fully diluted:
   Weighted average number of shares of common stock outstanding during
      the period                                                                         2,188,976             3,282,509
   Options to purchase common stock issued within one year of registration statement - based on treasury stock method using estimated offering
      price                                                                                 61,900                20,633
   Dilutive effect of other options and  warrants - based on treasury stock
      method using market price at the end of the period                                    88,907               213,697

   Assumed conversion of Series A Redeemable Convertible Preferred Stock                   655,200               320,426
   Assumed conversion of 8% Convertible Subordinated Debentures                            378,000               184,861
                                                                               ---------------------- -----------------------
Total fully diluted securities considered outstanding during the year                    3,372,983             4,022,126
                                                                               ====================== =======================
Net income                                                                      $          996,380    $        1,442,293
Add 8% Convertible Subordinated Debenture interest, net of income taxes                     42,768                31,402
                                                                               ====================== =======================
                                                                                $        1,039,148    $        1,473,695
                                                                               ====================== =======================
Per share amount                                                                $             0.31    $             0.37
                                                                               ====================== =======================


                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Revenues for the third quarter and nine months ended September 30, 1996, increased 27.4%, to $7.6 million and 29.5% to $22.5 million over the same periods in 1995, respectively. These increases are primarily the result of revenues from trial consulting, growing 135% to $1.7 million in the quarter and 152% to $4.8 million for the nine months, and revenues from visual communication services increasing 57% to $3.5 million during the quarter and 47% to $9.8 million for the nine months. Such increases were primarily attributable to the increased market penetration by the Chicago and Los Angeles offices. Engineering revenues for the quarter and nine months declined 21% to $2.2 million and 12% to $7.5, respectively, due primarily to the lack of activity in any major cases during these periods.

Direct costs, as a percentage of revenue, increased during the quarter and six months, resulting primarily from the redirection of efforts by certain key personnel from selling, general and administrative activities to revenue generating activities. Additionally, the increase was due to the increased percentage of revenue from trial consulting and the recently acquired Teklicon, which carries slightly higher direct costs. Interest expense decreased in both the quarter and six months due to lower usage on the line of credit resulting from funds received from the sale of Common Stock in May, 1996.

Income from continuing operations grew 73% to $486,900 during the second quarter and 48% to $1,442,300 for the nine months. This growth is principally the result of the increase in both trial consulting and visual communication services revenues while costs remained approximately constant as a percentage of revenue. Income (loss) from discontinued operations, the company's division providing general data processing consulting services and network administration services sold during the first quarter of 1996, had no impact to date in 1996 compared to $(43,000) and $25,000 for the quarter and nine months ended September 30, 1995.

Cash flow during the quarter decreased, principally due to increases in accounts receivable resulting from a general increase in the level of business activity. For the nine months, cash flow increased as a result of the proceeds from the recent sale of the company's stock, providing approximately $11.1 to be used to repay the company's borrowings under a revolving line of credit, purchase additional video and animation equipment and develop new technology. The balance of the net proceeds, approximately $7.1 million, will be used for working capital and other general corporate purposes, including possible acquisitions.