Form 10KSB
period 1996-12-31
FORENSIC TECHNOLOGIES INTERNATIONAL CORP
filed 1997-03-31
CIK 887936

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

   (Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

   For the fiscal year ended December 31, 1996

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

   For the transition period from     to

   Commission file number

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Maryland                                       52-1261113
----------------------------------------  --------------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)


   2021 Research Drive, Annapolis, MD                   21401
----------------------------------------  --------------------------------------
(Address of Principal Executive Officer)             (Zip Code)


                                  (410) 224-8770
--------------------------------------------------------------------------------
                (Issuer Telephone Number, Including Area Code)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:


                     Common Stock, par value $.01, per share
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

   Check  whether  the issuer : (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for part 90 days.
Yes [X]   No [ ]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

   State issue's revenue for its most recent fiscal year. $30,648,000

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was also, or the average bid and marked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $17,256,000

   Note. IF determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                  ISSUERS INVOLVED IN A BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

   Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,516,912


   Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS.

   FTI is a leading provider of litigation support services including visual communications, engineering services and trial consulting. These services are used to assist attorneys and corporations in developing trial themes and strategies, assessing the strength of their cases, and creating state-of-the-art courtroom presentations. Throughout its 15-year history, the Company has developed innovative applications for advanced technologies in the courtroom, such as computer animation and simulation, that greatly enhance the presentation of evidence and expert testimony regarding complex subjects such as airplane crashes, financial disputes, intellectual property resolutions and physical phenomena. The Company believes that increases in the volume, risk, complexity and cost of litigation have driven the need for litigation support services that utilize advanced technologies and innovative fee structures to provide competitive advantages in the courtroom on a cost-effective basis. The Company was incorporated on June 30, 1982 in the State of Maryland.

INDUSTRY OVERVIEW

   The litigation process involves the efforts and services of many participants in addition to lawyers. The litigation support services market includes event investigation and analysis, expert testimony, courtroom presentation, visual packaging, computer animation and simulation, jury analysis and selection, and document preparation, storage and retrieval. Participants in the market include the Big Six accounting firms, which specialize in document management and financial due diligence, and medium size firms, such as the Company, which compete to provide multiple services on a local, regional and national basis. In addition, many small companies that rely on one or two key individuals provide services in local markets. The Company believes that the litigation support services market benefits from several broader market trends including the following:

   PREVALENCE OF VISUAL COMMUNICATIONS TECHNIQUES. Over the past several years, new media, including animation and image enhancement, have become widespread throughout the general consumer marketplace. At the same time, large litigation cases have become increasingly complex and often involve sophisticated and difficult-to-understand issues, such as toxic tort, intellectual property, evaluation of failures and medical product liability. The presentation of complicated concepts are dramatically enhanced by visual presentation and 3D animation using media commonly accepted and understood by jurors. Consequently, visual technology is becoming increasingly prevalent in the courtroom.

   LITIGATION MARKET. According to available statistics from the U.S. Bureau of Census, the market for legal services in the United States was estimated to be $101 billion for 1993. As litigation expenditures have grown to become a significant expense for FORTUNE 500 companies, courtroom presentation and document management techniques have become more sophisticated. Computerized document management in cases involving millions of pages of deposition testimony and exhibits has become widely accepted in the federal and state court systems. From the clients' perspective, in virtually every case cost and quality of service are the key elements in selecting litigation support providers. In addition, the Company believes that major users of services view efficient use of expert services, visual communications, trial consulting and technology as a way to provide early focus on the issues, chart a cost effective strategy with regard to resolution and control, and leverage the cost of fees and expenses.


   COST CONSCIOUSNESS OF CORPORATIONS. As major corporations become more cost conscious and focus on reducing their legal costs, they are reengineering their management of litigation. In-house corporate general counsel are generally taking a more active role in managing both individual cases and the overall litigation caseload of the corporation. Cost control strategies currently employed include (i) convergence programs that reduce the number of outside law firms and vendors to enhance control and purchasing power, (ii) the unbundling of support services with vendor selection for individual services being increasingly managed in-house, (iii) alternative billing arrangements, such as fixed fees, value-added fees, contingent fees and competitive bidding and (iv) the outsourcing of increasingly sophisticated litigation support services, such as document management, discovery and courtroom graphics.

BUSINESS STRATEGY

   The Company's goal is to become the leading provider of value-added litigation support services. The Company's strategy includes the following key elements:

   INCREASE INDUSTRY PROMINENCE. The Company believes that industry prominence is a significant competitive advantage because it facilitates access to clients, particularly large corporations that require a substantial amount of litigation support services. The Company has pursued the strategy of increasing its industry prominence through a number of means, including participation in bar association activities and conventions. In addition to these activities, the Company has developed significant client relationships with DuPont and AT&T and is continuing to pursue such relationships with other major corporations. In 1995, DuPont, considered a leader in litigation management, chose the Company to be one of its four primary litigation support service providers, and the preferred provider for visual communications and jury analysis services.

   EXPANSION OF THE RANGE OF SERVICES. The Company focuses on meeting the changing litigation support needs of corporations and law firms by introducing new products and services to address client requirements and changes in the market. The Company's services generally are intended to increase the effectiveness of its clients' cases or reduce the cost and complexity of the litigation process. For example, the Company recognized that computer-based 3D animation could effectively simplify highly-complex issues in jury trials and was one of the first companies to introduce that capability.

   The Company believes that the application of advances in communications and technology is essential to successfully resolving the inefficiencies of cost and time that burden the legal system today. The Company is currently developing trial presentation and case preparation hardware and software to facilitate the realization of the "paperless trial."


   GEOGRAPHIC EXPANSION. The Company seeks new business opportunities by expanding its operations in strategic geographic markets. The Company believes that the ability to provide services on a nationwide basis is a competitive advantage in securing business from large, geographically diverse corporations. Furthermore, proximity to a client provides a significant cost advantage. The Company's strategy is to expand both the number of offices it maintains and the services provided by each office. Due to the fragmented nature of the litigation support services industry, the Company is presented with a significant number of opportunities to pursue this strategy through acquisition. See "Management's Discussion and Analysis of Results of Operations and Financial Conditions -- Overview."

   SIZE AND CRITICAL MASS. Large litigation support contracts often require the service provider to be able to provide services on a number of matters in varying geographic locations. The Company believes that many market participants lack sufficient resources, personnel, service offerings and geographic diversity to effectively compete for such contracts. To enhance its ability to service such contracts, the Company has pursued a strategy of increasing the number and range of skills provided by its professionals and investing in support equipment, such as animation computers.

   COST EFFECTIVE DELIVERY OF SERVICE. The Company is dedicated to providing cost-effective solutions to its clients. The Company offers a disciplined project management approach to ensure adherence to the client's budgets and schedules. The Company also maintains a flexible cost structure by using a mix of employees and outside consultants. This reduces fixed overhead costs while offering solutions and expertise tailored to the specific requirements of a client's case.

PRODUCTS AND SERVICES

   VISUAL COMMUNICATION AND ANIMATION ACTIVITIES. In the mid 1980s, the Company helped pioneer the concept of visual packaging and 3D computer simulation to enhance the presentation of scientific findings and other concepts. Visual packaging incorporates a wide range of exhibits for trial, including static graphics, photographs, technical illustrations, live video, computer graphics, computer animations, laser disc and models. The Company assists attorneys in focusing the issues of their case prior to trial and in presenting those issues in the most accurate, concise and powerful manner. The Company utilizes production and communications techniques to tailor the subject matter of a presentation or exhibit not only to the characteristics of the judge or jury, but also to the presentation skills of the attorney involved.

   Through 3D animation, the Company can illustrate dynamic phenomena that cannot be portrayed in a static presentation. Such animation can then be used to provide a dramatic, true-to-physics presentation of a client's case that is easily understandable by nontechnical audiences such as a jury. The animation group recreates complicated events such as the motion of an airplane, the spread of a fire, mechanical and structural movements and forces or the movement of vehicles and bodies in an automobile accident.

   The Company maintains animation capability in its San Francisco and Annapolis offices. The San Francisco office maintains 10 workstations, including four Silicon Graphics workstations, each of which is equipped with advanced simulation and animation software and is generally dedicated to performing animation assignments. An additional 12 workstations, including five Silicon Graphics workstations and software, are located in Annapolis. The use of commercially available hardware and software enhances the Company's ability to have its animations admitted into courtroom proceedings.

   The Company's visual communication and animation group has been involved in cases such as the DuPont Plaza Hotel Fire in San Juan, Puerto Rico (in which the Company was the first to apply a computational fluid dynamics computer model to the analysis of fire spread), the Hunt brothers silver market case (in which the importance and flexibility of using video depositions in the courtroom was significantly expanded to allow the admission of assembled portions of selected deposition materials as opposed to the deposition in its entirety) and the Northwest Airlines DC-9 crash in Detroit, Michigan (in which the Company helped develop an animated reenactment of the crash based upon the black box data and voice recorder, allowing viewers to experience the events leading up to the crash).

   The Company believes that its experience in applying visual communication techniques to litigation cases and in creating visual packages that can be admitted as evidence has contributed significantly to the development of the visual packaging marketplace and that its state-of-the-art capabilities allow it to undertake projects that others may not be able to complete as effectively or rapidly as the Company.

   ENGINEERING AND SCIENTIFIC SERVICES. Since its inception, the Company has provided services in connection with the engineering and scientific investigation and analysis of failures and accidents, with Company personnel often testifying as expert witnesses in connection with the resolution of associated litigation or arbitration. The Company's engineering and scientific services include engineering and scientific analyses of complex physical phenomena and events, including vehicle accidents; electric and gas utility failures; fires and explosions; and structural defects in buildings, towers and ships. For example, in an accident reconstruction case the Company's services may include the evaluation of highway design, signal device performance, vehicle dynamics, helmet effectiveness, mechanical failure, evasive maneuvers, visibility and vehicle operation. In the area of fires and explosions, the Company provides full-scale fire testing, fire scene laser mapping and computer fire modeling. Structural analysis assignments may include the evaluation of the design, construction, operation, and maintenance of various manmade structures, including buildings, highways, bridges, towers, tunnels, dams, airports and mechanical structures. The Company also provides analyses relating to the failure of electrical and mechanical systems and materials, including metals and composite materials; energy and utility systems; manufacturing processes and machinery, oil refineries and commercial transportation equipment. The Company has access to a wide range of experts in other disciplines including aviation, biomedical, environmental, electrical, chemical, and utility engineering, as well as marine and medical sciences.

   The Company's engineering and scientific services group has been involved in a number of high profile cases beginning with the MGM Grand Hotel fire in Las Vegas (in which the Company was hired by the defendant contractor for the new Tracy Tower addition to analyze the cause of fire and smoke spread related to 85 deaths and hundreds of injuries). One of the most comprehensive investigations conducted by the Company involved the Hinsdale Telephone Central Office fire in Chicago, Illinois (in which the Company was selected by the State of Illinois to lead the investigation of the cause and loss of telecommunications service). After a full investigation and analyses of the Hinsdale incident, the Company formulated recommendations which formed the basis for new operating laws under the Illinois Administrative Code. The Company has continued to apply its expertise to the solution of complex investigations in other high profile incidents such as the Loma Prieta earthquake structural failures and fires, Amtrak train derailments, as well as several major airline accidents.


   Through the acquisition of Teklicon, Inc. on September 30, 1996, the Company significantly enhanced its capabilities to provide high technology consulting and expert witness services to the legal profession and industry clients who require assessment of intellectual property rights and other industry problems that have high technology content. Services in support of litigation or pre-litigation research includes patent portfolio research, expert witness services and intellectual property. Teklicon's registry of experts, many of whom hold advanced degrees, provide technical expertise in a broad spectrum of disciplines including semiconductor and microelectronics, telecommunications, and computer systems architecture and design.


   Since the engineering and scientific services group is often engaged soon after the occurrence of an incident and remains active through resolution, the Company has effectively used this service for cross-selling the Company's other services.

   TRIAL CONSULTING SERVICES. The Company's trial consulting services group assists attorneys in developing trial strategies and pre-trial negotiation strategies by identifying key psychological factors through market research and statistical analysis to assess the impact of courtroom themes and presentations. The Company entered this market in September 1992 through the acquisition of a company which had 10 years of experience providing these types of services and the hiring of several recognized experts in the field who had been involved in such high profile cases as the Reginald Denny assault trial and the McMartin Preschool trial. Assignments range from providing jury consulting for individual cases to providing jury consulting and negotiation services for a series of cases, or even substantially all the litigation of a major corporation. Pre-trial services include attitude surveys of the relevant community to determine attitudes and characteristics of potential jurors, the use of focus groups and mock trials to test the effectiveness of various themes to be presented at trial. Jury selection services include development of juror profiles and assistance in developing questions to be asked potential jurors during the jury selection process. Trial services include assistance in critiquing witnesses to increase the clarity and effectiveness of their presentations and assistance in developing, presenting and monitoring the impact of themes used at trial. Negotiation and settlement services include analysis of jury awards and juror profiles to assess the potential magnitude of jury verdicts. For example, in the O.J. Simpson trial, the Company conducted a community attitude survey and focus groups and provided jury selection and trial monitoring services.

   NEW BUSINESS INITIATIVES. The Company is developing a desktop computer based trial management system called CB Trial(Trademark), which is designed to provide storage and retrieval to a digitized library of video information during trial. The Company believes this system's ability to store, search and retrieve video deposition information is innovative. Such information includes depositions, briefs and affidavits. The CB Trial(Trademark) system also facilitates computer graphics that allow for rapid and customized display of charts, graphs, photos and other static images.


   Additionally, the Company is developing extensive capabilities in the area of interactive, multi- media presentation tools. Such tools will allow the company to expand its market beyond both litigation and the legal industry in general. In particular, the Company has developed an interactive communication tool designed to enhance internal communication within companies and/or law firms with multiple office locations. Such an application has far reaching implications towards inter and intranet access.


CLIENTS

   In 1996, the Company performed worked for 1,040 clients, including 813 law firms, 55 of which were rated in the top 100 law firms in 1996 as measured by the American Lawyer based on revenues in the United States, 119 industrial clients, 20 of which were rated in the FORTUNE 500 for 1996, and 108 insurance companies, 15 of which were rated in the FORTUNE 500 for 1996. As of December 31, 1996, the Company was actively working on 542 different matters for 347 different clients. Major clients of the Company include DuPont and AT&T. None of the Company's clients represented more than 10% of the Company's revenues during 1996.


COMPETITION

   The legal support services market is highly competitive. The Company faces various sources of competition, including several national companies and a large number of smaller firms that provide one or more services to local and regional markets. The source of competition often depends upon the services being provided by the Company. The scientific and engineering services group competes against various regional or national engineering concerns, independent experts and research organizations. The visual communications group and the trial consulting group generally compete against other litigation consulting firms and small sole proprietorships.

   In addition to pricing, competitive factors for the Company's services include reputation, geographic locations, performance record, quality of work, range of services provided and existence of an on-going client relationship. On a nationwide basis, the Company's competitors include Engineering Animation, Inc., which provides animation services, Failure Analysis Associates, Inc., which provides engineering analysis services and a limited amount of animation services, Decision Quest, which provides jury analysis, visual packaging and animation services, and S.E.A., Inc., which provides engineering and limited animation services. Certain national support service providers are larger than the Company and, on any given engagement, may have a competitive advantage over the Company with respect to one or more competitive factors. In addition, smaller local or regional firms, while not offering the range of services provided by the Company often are able to provide the lowest price on a specific engagement because of their lower overhead costs and proximity to the engagement. The fragmented nature of the legal support services industry may also provide opportunities for large companies that offer complementary services to enter the market through acquisition. In the future, these and other competitive pressures could require the Company to reduce its fees or increase its spending for marketing to attract business.

EMPLOYEES

   As of December 31, 1996, the Company had 168 employees in its legal support services business. Approximately 109 of the legal support services employees are engaged in activities directly related to revenue generation, and the remaining 59 of such employees are administrative employees. The Company also maintains consulting arrangements with approximately 834 independent consultants, of which approximately 273 were utilized on Company engagements during 1996.

   None of the Company's employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES.

   The Company leases its principal facility in Annapolis, Maryland, which totals approximately 39,104 square feet. The Company occupies 25,400 square feet in adjacent buildings under a lease that expires in December 2003. In the immediate vicinity, the Company occupies 13,704 additional square feet under a lease that expires in December 2003.


   The Company also leases its regional offices in Chicago, Illinois; Houston, Texas, San Francisco, California; San Marino, California; Hayward, California; Mountain View, California; Stamford, Connecticut; and State College, Pennsylvania. The Company believes that these facilities are adequate for its current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

   The Company also owns 5,000 square feet in Germantown, Maryland from which the Company conducted the business of its former Annapplix division. The Company has agreed to lease these premises to Annapplix until March 1997.

ITEM 3. LEGAL PROCEEDINGS.

   The Company is not a party to any material litigation.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock has been traded on the Nasdaq National Market under the symbol FTIC since May 8, 1996. The following table sets forth for the calendar quarter indicated the high and low sales prices of the Common Stock, as reported on the Nasdaq National Market.


                    1996                               HIGH       LOW
                  -------                             ------     ------
      Second Quarter (From May 8, 1996)........       10 1/2     8 3/4
      Third Quarter ...........................       11 1/2     7 5/8
      Fourth Quarter ..........................       11 1/4     8 1/2



   As of March 25, 1996, there were an estimated 1,700 holders of record of the Common Stock.

   The Company has never declared or paid any cash dividends on its Common Stock and does not expect to pay any cash dividends in the foreseeable future.


SALES OF UNREGISTERED SECURITIES

   On September 30, 1996, Forensic Technologies International Corporation (the "Company"), FTI Acquisition Corporation ("Newco"), a wholly owned subsidiary of the Company, Teklicon, Inc. ("Teklicon") and The Summers 1992 Trust, Gary J. Summers and Lynda M. Summers as Trustees (the "Teklicon Sole Stockholder") entered into a Plan and Agreement of Reorganization and an Agreement of Merger whereby Newco was merged with and into Teklicon, with Teklicon as the surviving corporation. All of the outstanding capital stock of Newco was converted into a like number of shares of Common Stock, no par value, of Teklicon. The Teklicon Sole Stockholder exchanged all of the outstanding shares of capital stock of Teklicon into 415,000 shares of Common Stock, par value $.01 per share, of the Company (the "Merger Consideration"). The Merger Consideration was based upon the Company's evaluation of the financial condition, business operations and prospects of Teklicon and was negotiated in an arms length transaction among unrelated and unaffiliated (as defined under Rule 144 promulgated by the Securities and Exchange Commission) parties. Teklicon will continue in operation as a wholly owned subsidiary of the Company. Teklicon is in the business of providing litigation support services, primarily in California, that are complimentary to the businesses of the Company.

   The Company relied on Section 4(2) of the Securities Act of 1933, as the exemption for this transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


SELECTED CONSOLIDATED FINANCIAL DATA

   The selected financial data for the three years ended December 31, 1996 are derived from the Company's consolidated financial statements. The financial statements for the years ended December 31, 1994, 1995, and 1996 were audited by Ernst & Young LLP. The data below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                                               YEARS ENDED DECEMBER 31,
                                                            ------------------------------
                                                               1996   1995(3)    1994(3)
                                                            --------- --------- ----------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
Statement of Operations Data:
Revenues .................................................  $30,648   $23,381   $20,254
Direct costs of revenues..................................   17,020    11,366    10,499
Selling, general and administrative expenses..............   10,786     9,887     8,320
                                                            --------- --------- ----------
Total costs and expenses..................................   27,806    21,253    18,819
                                                            --------- --------- ----------
Income from operations....................................    2,842     2,128     1,435
Other income (expense)....................................      107      (222)     (110)
                                                            --------- --------- ----------
Income from continuing operations before income taxes ....    2,949     1,906     1,325
Income taxes..............................................    1,235       779       552
                                                            --------- --------- ----------
Income from continuing operations.........................    1,714     1,127       773
Loss from operations of discontinued operations, net of
tax(1)....................................................                (65)
Loss on disposal of discontinued operations, net of tax(1)               (365)
                                                            --------- --------- ----------
Net income................................................  $ 1,714   $   697   $   773
                                                            ========= ========= ==========
Net income per share from continuing operations, assuming
full dilution(2) .........................................  $  0.42   $  0.37   $  0.25
Net income per share, assuming full dilution(2) ..........  $  0.42   $  0.37   $  0.25
Shares used in computation................................    4,181     3,358     3,396


                                                               AS OF DECEMBER 31,
                                                          ----------------------------
                                                             1996     1995      1994
                                                          --------- -------- ---------
Balance Sheet Data:
Working capital ........................................  $13,312   $ 2,259  $3,368
Total assets ...........................................   20,868    10,756   8,071
Long-term debt, capital lease obligations and
redeemable stock........................................      254     3,941   3,764
Total stockholders' equity..............................   17,629     1,463   1,838

----------
(1) Effective March 31, 1996, the Company sold Annapplix to a group that includes Annapplix's former owner and certain officers and stockholders of the Company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," and Note 4 to the Consolidated Financial Statements.
(2) The computation excludes $31,400 of interest expense, net of tax in 1996, and $86,400 of interest expense, net of tax in 1995, to adjust for the conversion of the Convertible Debentures into Common Stock on consummation of the Company's initial public offering in May 1996.
(3) The consolidated financial statements for the year ended December 31, 1995 and 1994 have been restated to include the financial position, results of operations and cash flows of Tekicon, Inc., acquired on September 30, 1996 in a transaction accounted for as a pooling of interests. See Note 4 to "Notes to Consolidated Financial Statements."

OVERVIEW

   The Company derives revenue primarily from legal cases and matters in which it is engaged to provide litigation support services. These revenues consist of
(i) fees for professional services (ii) fees for use of the Company's equipment and facilities, particularly animation computers (iii) pass-through expenses such as the recruiting of subjects and participants for research surveys and mock trial activities and travel, and (iv) fees associated with work product production, such as, static graph boards, color copies and digital video production. The Company recognizes revenue as work is performed or as related expenses are incurred.


   The Company's goal is to provide value added services to its litigation market clients either on a case-by-case basis or through ongoing relationships with major users of litigation services. Over the past three years, the Company has taken several steps to grow the business and its industry prominence. Such steps included acquiring Teklicon, Inc., establishing new offices in Chicago, Houston, Los Angeles, Hayward, CA and Stamford, CT, to expand its geographic coverage, expanding its visual communication staff and hiring recognized professionals in the trial consulting business. During 1993, the Company entered into a strategic alliance agreement with Arthur Andersen for a term of three years which ended on May 31, 1996.

   On February 1, 1995, the Company acquired for $200,000 in cash certain assets of a sole proprietorship doing business as "Applix Software Computer Service," and formed the Annapplix division of the Company. The Annapplix division was a provider of general data processing consulting services and network administration services, and was considered a separate segment of the Company's operations.

   In January 1996, the Company determined that Annapplix was a development stage operation not strategic to the Company's business of litigation support services. Effective March 31, 1996, the Company sold Annapplix for $150,000 to a group that include Annapplix's former owner and certain officers and stockholders of the Company. The Company recorded the results of operations and estimated loss on the sale of Annapplix as a discontinued operation in the 1995 financial statements. The estimated loss on the sale of $365,109 includes an accrual of $285,000 for the operating losses, net of the related income tax benefit, for the period from January 1, 1996 through March 31, 1996.

   In May, 1996, the Company completed its' initial public offering raising net proceeds of $11.1 million and issuing 1,520,000 shares of stock.

   In September, 1996, the Company acquired Teklicon, Inc., in a transaction accounted for as a pooling of interests as further described in Note 4 of the Notes to Consolidated Financial Statements. This acquisition significantly enhanced the Company's capabilities in providing high technology consulting and expert witness services to the legal profession and industry clients who require assessment of intellectual property rights and other industry problems that have high technology content.

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

   REVENUES. Total revenues in 1996 increased 31.1% or $7.3 million from 1995. Of the revenues generated in 1996, $13.3 million or 43.5% was attributable to visual communications services, $10.0 million or 32.7% was attributable to engineering and scientific services, $6.6 million or 21.5% was attributable to trial consulting and $0.7 million, or 2.3% was attributable to other revenue. The growth in total revenues resulted from a $4.1 million or 45.8% increase in revenues generated by visual communications services and a $3.8 million or 139.6% increase in revenues generated by trial consulting services, which was offset by a decline of $1.1 million or 10.1% in revenues generated by engineering and scientific services. Revenues increased in the visual communications and trial consulting areas as a result of increased market penetration  by the  Chicago,  Houston  and Los Angeles  offices  and  continued
development of key relationships with major users of litigation support services. Key additions of visual and trial professionals also attracted new clients to the Company. The decrease in revenues generated by engineering and scientific services was caused primarily by the decision to pursue major corporate clients and other large users of litigation support services and to de-emphasize certain individual plaintiff-oriented vehicle accident reconstruction work.

   Total revenues in 1995 increased 15.4% or $3.1 million from 1994. Of the revenues generated in 1995, $8.8 million or 37.6% was attributable to visual communications services, $11.1 million or 47.5% was attributable to engineering and scientific services, $2.9 million or 12.4% was attributable to trial consulting and $0.6 million was attributable to other revenue. The increase in total revenues resulted primarily from a $2.2 million or 33.3% increase in revenues generated by visual communications services and a $1.0 million or 48.1% increase in revenues generated by trial consulting services. Revenues increased in the visual communications and trial consulting areas as a result of the Company's strategic focus on further developing these high growth businesses. This growth was achieved through relationship building with major users of litigation support services and the addition of senior employees who attracted new clients to the Company. In addition, the Company packaged its visual communication and trial consulting services as part of its strategic focus in 1995 to obtain contracts with major corporate clients.


   DIRECT COST OF REVENUES. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue generating activities, and other related expenses billable to clients. Direct cost of revenues as a percent of revenues increased to 55.5% in 1996 from 48.6% in 1994. The increase resulted primarily from a redirection of efforts by certain key personnel from selling, general and administrative activities to revenue generating activities. In the 1996 period, these individuals were accounted for as direct costs. Additionally, direct costs as a pSercentage of revenue were further inpacted by increases in pass-through expenses related to trial consulting activities. The improvement in direct cost of revenues in 1995 from 1994 occurred as a result of the Company's more efficient utilization of the Company's employees and outside consultants.

   SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff as well as rent, marketing expenses and corporate overhead expenses. Selling, general and administrative expenses as a percent of revenues decreased to 35.2% in 1996 from 42.3% in 1995. This decrease resulted from the change in allocation of costs of key personnel as well as the fixed or semi-variable nature of many of these expenses. Selling, general and administrative expenses as a percent of revenues in 1995 was generally consistent with 1994.

   OTHER  INCOME AND  EXPENSES.  During  1994,  the  Company  recorded a gain of
$122,000 from the sale of internally developed software. Interest expense consists of interest on a line of credit and Convertible Debentures. Additional cash raised from the initial public offering, allowed the Company to payoff the line of credit in mid-1996, thus reducing interest expense and increasing interest income during the second half of 1996. In May 1996 the $1.8 million of 8% Subordinated Debentures converted into common stock, further contributing to the decrease in interest expense in 1996 as compared to 1995.

   INCOME TAXES. The Company's effective tax rate during each of the three years in the period ended December 31, 1996 approximates 41%. See Note 12 of "Notes to Consolidated Financial Statements" for a reconciliation of the federal statutory rate to the effective tax rates during each of these years, and a summary of the components of the Company's deferred tax assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

   In 1994 and 1995, the Company's working capital needs were generally funded through cash flow from operations and borrowings under a bank line of credit. Due principally to a 31.1% growth in revenues in 1996, and the resultant increase in accounts receivable, unbilled receivables, and inventory, the Company used net cash of $0.5 million in 1996 to fund operating activities. This needed cash was provided by the initial public offering of common stock in May 1996, which generated $11.1 million of net proceeds to the Company. A significant portion of the Company's billings are made to clients that in turn remit such billings to third parties, such as insurance companies or product manufacturers, for payment. The Company's average collection period is approximately 110 days, while accounts payable and accrued expenses, a large portion of which consists of consultant remuneration, are generally paid within 30 to 60 days. The Company believes that expected growth in the business will require additional investments in working capital, but that the $5.9 million of cash at December 31, 1996 and a $10.0 bank line of credit will be sufficient to fund its working capital needs through at least 1997.

   During 1994 and 1995, the Company expensed and paid $144,000 of interest to the holders of its 8% Convertible Debentures; similar interest in 1996 amounted to $53,000. The Convertible Debentures automatically converted into Common Stock of the Company upon the closing of the Company's May 8, 1996 initial public offering of Common Stock.

   On October 28, 1996 the bank line of credit was increased to provide for borrowings by the Company of up to $10.0 million. The line of credit is secured by the receivables of the Company and expires on May 31, 1998. Outstanding balances under the line of credit bear interest below the prime rate based on specified measures of the financial condition of the Company. The line of credit requires the Company to satisfy certain specified ratios and net worth requirements (such as "cash flow coverage," "net tangible worth" and "current ratio"). At December 31, 1996, the Company had no borrowings under the line of credit.

   The Company expended $1.7 million, $1.6 million and $0.6 million to purchase property and equipment for the years ended December 31, 1996, 1995 and 1994, respectively. The Company expects to incur similar levels of property and equipment additions in 1997 as it implements its strategy of expanding its business into additional cities within the United States. However, no significant commitments currently exist to acquire such additional property and equipment.

   The Company believes that its existing cash resources and available borrowings under the bank line of credit will be sufficient to meet anticipated cash requirements for the next 18 months. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required, nor that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

ITEM 7. FINANCIAL STATEMENTS.


         FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                    CONTENTS




                                                                        PAGE
                                                                        ------

Report of Independent Auditors .........................................  13
Audited Consolidated Financial Statements
 Consolidated Balance Sheets............................................  14
 Consolidated Statements of Operations .................................  15
 Consolidated Statements of Stockholders' Equity........................  16
 Consolidated Statements of Cash Flows..................................  17
 Notes to Consolidated Financial Statements.............................  18

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Forensic Technologies International Corporation

   We have audited the accompanying consolidated balance sheets of Forensic Technologies International Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Teklicon, Inc., a wholly-owned subsidiary, for fiscal year 1995, which statements reflect total assets and total revenues constituting 8% and 13%, respectively, of the related 1995 consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to 1995 data included for Teklicon, Inc., is based solely on the report of other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and, for 1995, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forensic Technologies International Corporation and subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


January 31, 1997

         FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     DECEMBER 31,
                                                                                             ----------------------------
                                                                                                  1996          1995
                                                                                             ------------- --------------
                                           ASSETS
Current assets:
 Cash and cash equivalents.................................................................  $ 5,893,897   $   244,925
 Accounts receivable, less allowance of $250,877 in 1996 and $212,262 in 1995 .............    6,296,599     4,633,850
 Unbilled receivables, less allowance of $125,439 in 1996 and $164,935 in 1995 ............    3,006,953     2,230,674
 Inventory.................................................................................      332,828            --
 Income taxes receivable...................................................................      111,471            --
 Deferred income taxes.....................................................................      185,926       419,310
 Prepaid expenses..........................................................................      418,654       145,805
                                                                                             ------------- --------------
Total current assets.......................................................................   16,246,328     7,674,564
Property and equipment:
 Buildings.................................................................................      411,241       411,241
 Furniture and equipment...................................................................    8,455,373     6,576,259
 Leasehold improvements....................................................................      863,821       677,348
                                                                                             ------------- --------------
                                                                                               9,730,435     7,664,848
 Accumulated depreciation and amortization.................................................   (5,624,060)   (4,784,174)
                                                                                             ------------- --------------
                                                                                               4,106,375     2,880,674
Deferred income taxes......................................................................           --         4,090
Other assets...............................................................................      515,722       196,662
                                                                                             ------------- --------------
Total assets...............................................................................  $20,868,425   $10,755,990
                                                                                             ============= ==============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses.....................................................  $ 1,502,076   $ 1,171,201
 Borrowings under line of credit...........................................................           --     2,110,391
 Accrued compensation expense..............................................................      783,108       933,841
 Incomes tax payable.......................................................................           --       208,296
 Current portion of capital lease obligations..............................................       52,804        63,463
 Accrued loss on disposal of discontinued operations.......................................           --       478,828
 Advances from clients.....................................................................      585,562       276,691
 Other current liabilities.................................................................       11,063       172,752
                                                                                             ------------- --------------
Total current liabilities..................................................................    2,934,613     5,415,463
Long-term debt and capital lease obligations, less current portion ........................      201,296       206,747
Deferred income taxes......................................................................      103,938            --
8% Convertible Subordinated Debentures, due to stockholders ...............................           --     1,800,000
Series A Redeemable Convertible Preferred Stock, $.01 par value, stated at redemption
 value ....................................................................................           --     1,560,000
Common Stock subject to repurchase.........................................................           --       310,930
Commitments and contingent liabilities.....................................................           --            --
Stockholders' equity:
 Preferred stock, $.01 par value; 4,000,000 shares authorized in 1996, none outstanding ...           --            --
 Common stock, $.01 par value:
  Class A:
   Authorized shares -- 16,000,000 in 1996 and 9,800,000 in 1995; shares issued and
    outstanding -- 4,516,912 in 1996 and 1,989,059 in 1995 (not subject to repurchase).....       45,169        19,891

  Class B:
   Authorized shares -none in 1996 and 6,300,000 in 1995 ..................................
   Issued and outstanding shares -- none in 1996 and 1,524,600 in 1995 ....................           --        15,246
 Additional paid-in capital................................................................   14,429,703           850
 Retained earnings.........................................................................    3,153,706     1,455,773
 Less: Unearned compensation recorded upon issuance of common stock .......................           --       (28,910)
                                                                                             ------------- --------------
 Total stockholders' equity................................................................   17,628,578     1,462,850
                                                                                             ------------- --------------
 Total liabilities and stockholders' equity................................................  $20,868,425   $10,755,990
                                                                                             ============= ==============

                             See accompanying notes.

         FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                             1996          1995          1994
                                                        ------------- ------------- --------------
Revenues..............................................  $30,647,985   $23,381,303   $20,253,897
Direct cost of revenues...............................   17,020,021    11,366,249    10,499,161
Selling, general and administrative expenses .........   10,786,421     9,886,791     8,319,848
                                                        ------------- ------------- --------------
Total costs and expenses..............................   27,806,442    21,253,040    18,819,009
                                                        ------------- ------------- --------------
Income from operations................................    2,841,543     2,128,263     1,434,888
Other income (expenses):
 Interest and other income............................      286,701        41,669       172,527
 Interest expense.....................................     (179,523)     (263,824)     (281,850)
                                                        ------------- ------------- --------------
                                                            107,178      (222,155)     (109,323)
                                                        ------------- ------------- --------------
Income from continuing operations before income
 taxes................................................    2,948,721     1,906,108     1,325,565
Income taxes..........................................    1,235,194       778,665       552,278
                                                        ------------- ------------- --------------

Income from continuing operations.....................    1,713,527     1,127,443       773,287

Discontinued operations:
 Loss from discontinued operations (net of income tax
  benefit of $44,460) ................................           --       (65,074)           --
 Loss on disposal of discontinued operations (net of
  income tax benefit of $248,520) ....................           --      (365,109)           --
                                                        ------------- ------------- --------------
Net income............................................  $ 1,713,527   $   697,260   $   773,287
                                                        ============= ============= ==============
Earnings Per Share Data:
 Per common and common equivalent share:
  Income from continuing operations...................  $      0.45   $      0.49   $      0.33
                                                        ============= ============= ==============
  Net income..........................................  $      0.45   $      0.31   $      0.33
                                                        ============= ============= ==============

Per common share, assuming full dilution:
 Income from continuing operations....................  $      0.42   $      0.37   $      0.25
                                                        ============= ============= ==============
 Net income...........................................  $      0.42   $      0.23   $      0.25
                                                        ============= ============= ==============


                             See accompanying notes.

         FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             CLASS A    CLASS B     ADDITIONAL
                                             COMMON      COMMON      PAID-IN      RETAINED      UNEARNED
                                              STOCK      STOCK       CAPITAL      EARNINGS    COMPENSATION       TOTAL
                                           ---------- ----------- ------------- ------------ -------------- --------------
Balance at January 1, 1994...............  $22,610    $ 19,152    $ 1,118,754   $  339,532   $(139,073)     $ 1,360,975
Award of 323,400 shares of Class B
 Common Stock under the 1992 Employee
 Stock Bonus Award Program...............                3,234          8,316                                    11,550
Repurchase of 550,200 shares of Class B
 Common Stock ...........................               (5,502)       (14,148)                                  (19,650)
Repurchase of 29,400 shares of Class A
 Common Stock............................     (294)                               (104,706)                    (105,000)
Purchase of options to purchase 105,000
 shares of Class A Common Stock..........                            (125,000)                                 (125,000)
Amortization of unearned compensation ...                                                       66,789           66,789
Dividends paid on Series A Redeemable
 Convertible Preferred Stock ($.19 per
 share)..................................                                         (124,800)                    (124,800)
Net income for 1994......................                                          773,287                      773,287
                                           ---------- ----------- ------------- ------------ -------------- --------------
Balance at December 31, 1994.............   22,316      16,884        987,922      883,313     (72,284)       1,838,151
Repurchase of 163,800 shares of Class B
 Common Stock ...........................               (1,638)        (4,212)                                   (5,850)
Repurchase of 184,514 shares of Class A
 Common Stock............................   (1,845)                  (722,510)                                 (724,355)
Amortization of unearned compensation ...                                                       43,374           43,374
Dividends paid on Series A Redeemable
 Convertible Preferred Stock ($.19 per
 share)..................................                                         (124,800)                    (124,800)
Reclassification of Class A Common Stock
 subject to repurchase...................     (580)                  (310,350)                                 (310,930)
Other....................................                              50,000                                    50,000
Net income for 1995......................                                          697,260                      697,260
                                           ---------- ----------- ------------- ------------ -------------- --------------
Balance at December 31, 1995.............   19,891      15,246            850    1,455,773     (28,910)       1,462,850

Repurchase of 8,400 shares of Class B
 Common Stock ...........................                  (84)                       (216)                        (300)
Repurchase of 54,709 shares of Class A
Common Stock.............................     (547)                  (104,818)     (24,895)                    (130,260)
Issuance of 1,520,000 shares of Common
 Stock, net of expenses of $1,671,461 in
 initial public offering of stock .......   15,200                 11,101,340                                11,116,540
Conversion of Class B Common Stock into
 15,162 shares of Common Stock ..........      151     (15,162)        15,011                                        --
Conversion of Series A Preferred Stock
 into 655,200 shares of Common Stock ....    6,552                  1,553,448                                 1,560,000
Conversion of Convertible Subordinated
 Debt in 378,000 shares of Common Stock .    3,780                  1,796,220                                 1,800,000
Value of common stock options issued to
 directors...............................                              29,000                                    29,000
Exercise of options to purchase 14,200
 shares of Class A Common Stock..........      142                     38,652                                    38,794
Amortization of unearned compensation ...                                                       28,910           28,910
Dividends paid on Series A Preferred
 Stock...................................                                          (62,396)                     (62,396)
Accounting adjustment due to
 pooling-of-interests....................                                           71,913                       71,913
Net income for 1996......................                                        1,713,527                    1,713,527
                                           ---------- ----------- ------------- ------------ -------------- --------------
Balance at December 31, 1996.............  $45,169    $     --    $14,429,703   $3,153,706   $      --      $17,628,578
                                           ========== =========== ============= ============ ============== ==============


                             See accompanying notes.

         FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                               1996          1995         1994
                                                          ------------- ------------- ------------
Operating activities
Net income..............................................  $ 1,713,527   $   697,260   $ 773,287
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation...........................................      757,201       637,837     864,596
 Amortization...........................................      105,597        20,835      17,152
 Provision for doubtful accounts........................         (881)      168,714      41,370
 Deferred income taxes..................................      341,412      (217,921)   (139,424)
 Loss on disposal of discontinued Annapplix division....     (478,828)      613,629             --
 Other..................................................      135,661        92,263     (55,200)
 Changes in operating assets and liabilities:
  Accounts receivable...................................   (1,701,364)     (971,907)     28,624
  Unbilled receivables..................................     (723,398)     (423,885)   (307,329)
  Inventory.............................................     (332,828)           --          --
  Income taxes receivable/payable.......................     (319,767)           --     121,867
  Prepaid expenses......................................     (266,383)       (9,228)     45,367
  Accounts payable......................................      330,875       560,709    (317,408)
  Accrued compensation expense..........................     (220,922)      527,455      59,885
  Income taxes payable..................................           --        96,732     166,297
  Advances from clients.................................      308,871      (333,333)   (333,333)
  Other current liabilities.............................     (161,689)       64,802    (214,624)
                                                          ------------- ------------- ------------
Net cash provided by (used in) operating activities ....     (512,916)    1,523,962     751,127

Investing activities
Proceeds from sale of marketable securities.............           --            --     202,370
Purchase of property and equipment......................   (1,671,502)   (1,608,939)   (625,454)
Acquisition of Applix Software Computer Service ........           --      (200,000)         --
Acquisition of Anamet Laboratories, Inc.................     (400,000)           --          --
Purchase of other assets................................     (238,397)      (40,975)    (96,934)
                                                          ------------- ------------- ------------
Net cash used in investing activities...................   (2,309,899)   (1,849,914)   (520,018)

Financing activities
Issuance of Class A Common Stock........................   11,116,540            --          --
Repurchase of Class A Common Stock......................     (130,260)     (724,355)    (65,000)
Repurchase of Class A Common Stock subject to
 repurchase and Class B Common Stock ...................     (311,230)       (5,850)    (19,650)
Proceeds from issuance of Class B Common Stock .........           --            --      11,550
Exercise of stock options...............................       38,794            --          --
Net borrowing (repayments) under line of credit ........   (2,110,391)    1,538,152    (242,761)
Payments of capital lease obligations...................      (69,270)     (358,188)   (434,970)
Dividends paid..........................................      (62,396)     (124,800)   (124,800)
                                                          ------------- ------------- ------------
Net cash provided by (used in) financing activities ....    8,471,787       324,959    (875,631)
                                                          ------------- ------------- ------------

Net increase (decrease) in cash and cash equivalents ...    5,648,972          (993)   (644,522)
Cash and cash equivalents at beginning of year .........      244,925       245,918     890,440
                                                          ------------- ------------- ------------
Cash and cash equivalents at end of year................  $ 5,893,897   $   244,925   $ 245,918
                                                          ============= ============= ============


                           See accompanying notes.

         Forensic Technologies International Corporation and Subsidiary
                   Notes to Consolidated Financial Statements

                                DECEMBER 31, 1996

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

   DESCRIPTION OF BUSINESS

   Forensic Technologies International Corporation and subsidiary (the Company) provides communication, engineering, and other trial support services to the litigation industry. These services include event investigation and analysis, expert testimony, courtroom visual presentation, computer animation and simulation, jury analysis and selection, exposure assessment and computerized document storage and retrieval. The Company has nine offices serving all regions of the United States.

   On September 30, 1996 the Company acquired all of the outstanding common stock of Teklicon, Inc. ("Teklicon") in exchange for 415,000 shares of common stock. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the financial position, results of operations, and cash flows of Teklicon. The accompanying consolidated balance sheet at December 31, 1995 includes the financial position of Teklicon at
   March 31, 1996, the fiscal year-end of Teklicon. The accompanying consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1994 and 1995 include the results of operations and cash flows of Teklicon for its fiscal years ended March 31, 1995 and 1996, respectively.

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of a wholly-owned subsidiary. All significant intercompany transactions have been eliminated.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of significant past-due receivables and analyzing historical bad debt trends. The Company has not experienced significant variations in the estimate of the allowance for doubtful accounts, due primarily to credit policies, collection experience, and a lack of concentrations of accounts receivable. Accounts receivable balances are not collateralized.

   SIGNIFICANT ACCOUNTING POLICIES

   CASH EQUIVALENTS

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   INVENTORY

   Inventory, consisting of computer software, is stated at the lower of cost (first-in, first-out) or market value.

         Forensic Technologies International Corporation and Subsidiary
             Notes to Consolidated Financial Statements -(Continued)


   PROPERTY AND EQUIPMENT

   Property and equipment is stated at cost and depreciated using the straight-line method. Buildings are depreciated over a period of 40 years, furniture and equipment is depreciated over estimated useful lives ranging from 5 to 7 years, and leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term.

   REVENUE RECOGNITION

   The Company derives most of its revenues from professional service activities. The majority of these activities are provided under "time and materials" billing arrangements, and revenues, consisting of billed fees and expenses, are recorded as work is performed and expenses are incurred. Revenues recognized in excess of amounts billed to clients have been recorded as unbilled receivables in the accompanying consolidated balance sheets.

   The Company also enters into fixed price contracts for its litigation support services that are accounted for using the percentage-of-completion method. Income for these contracts is recognized based on the percentage of contract completion determined by the total expenses incurred to date as a percentage of total estimated expenses at the completion of the contract.

   DIRECT COST OF REVENUES

   Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue generating activities, and direct expenses billable to clients. Direct cost of revenues does not include an allocation of overhead costs.

   ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

   In 1995 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, issued in March 1995. The Statement prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment and intangible assets, as well as the accounting for long-lived assets that are held for disposal. The adoption of this Statement in 1995 did not have a material impact on the reported results of operations of the Company.

   STOCK OPTIONS GRANTED TO EMPLOYEES

   The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995 the Financial
   Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement 123, effective for 1996, does not require companies to change their existing accounting for stock-based awards, but if the new fair value method is not adopted, pro forma income and earnings per share data should be provided in the notes to the financial statements. The Company has supplementally disclosed in Note 11 the required pro forma information as if the fair value method had been adopted.

   INCOME TAXES

   The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2. EARNINGS PER SHARE

   HISTORICAL EARNINGS PER SHARE

   The following table summarizes the computations of share amounts used in the computation of earnings per share presented in the accompanying consolidated statements of operations.

                                                                               DECEMBER 31,
                                                                  --------------------------------------
                                                                      1996         1995         1994
                                                                  ------------ ------------ ------------
PER COMMON AND COMMON EQUIVALENT SHARE:
Weighted average number of shares of common stock outstanding
 during the period .............................................  3,590,911    2,157,606    2,279,063
Options to purchase common stock issued within one year of
 registration statement ........................................     15,475       41,700       41,700
Dilutive effect of other options and warrants ..................    188,027       83,530       41,686
                                                                  ------------ ------------ ------------
Total common and common equivalent shares of stock considered
 outstanding during the year ...................................  3,794,413    2,282,836    2,362,449
                                                                  ============ ============ ============
PER COMMON SHARE, ASSUMING FULL DILUTION:
Weighted average number of shares of common stock outstanding
 during the period .............................................  3,590,911    2,157,606    2,279,063
Options to purchase common stock issued within one year of
 registration statement ........................................     15,475       41,700       41,700
Dilutive effect of other options and warrants ..................    196,072      125,373       41,686
Assumed conversion of Series A Redeemable Convertible Preferred
 Stock at beginning of year ....................................    239,882      655,200      655,200
Assumed conversion of 8% Convertible Subordinated Debentures at
 beginning of year .............................................    138,393      378,000      378,000
                                                                  ------------ ------------ ------------
Total fully diluted securities considered outstanding during
the year .......................................................  4,180,733    3,357,879    3,395,649
                                                                  ============ ============ ============


   HISTORICAL EARNINGS PER SHARE

   Earnings per common and common equivalent share is based upon the average number of shares of common stock outstanding during each year, adjusted for the dilutive effect of common stock equivalents determined using the treasury stock method. As required by the Securities and Exchange Commission, all options to purchase common stock issued by the Company at exercise prices below the initial public offering price during the twelve-month period prior to the initial public offering date have been included in the computations as if they were outstanding for all periods included in the initial public offering registration statement, which included the 1994 and 1995 annual periods and the first three months of 1996.

   Earnings per common share, assuming full dilution, is calculated on the same basis as the previously described primary computation, except that the calculation in 1994, 1995 and 1996 assumes that the Series A Redeemable
   Convertible Preferred Stock and the 8% Convertible Subordinated Debentures were converted on the first day of the fiscal year, and that the fair value of the Company's common stock on the last day of the fiscal year (rather than the average fair value during the year) is used to determine the dilutive effect of stock options.

   SUPPLEMENTAL EARNINGS PER SHARE

   Earnings per common and common equivalent share in 1996, assuming that the Series A Redeemable Preferred Stock and the 8% Convertible Subordinated Debentures were converted into common stock at the beginning of 1996, is $0.42.

         Forensic Technologies International Corporation and Subsidiary
             Notes to Consolidated Financial Statements -(Continued)


3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   The Company paid interest of $241,536, $491,375 and $276,839 and income taxes of $1,213,228, $628,984 and $408,272 during fiscal years 1996, 1995 and 1994, respectively.

4. ACQUISITIONS AND DISCONTINUED OPERATIONS

   TEKLICON, INC.

   On September 30, 1996, the Company issued 415,000 shares of its common stock for all of the outstanding common stock of Teklicon. Teklicon is based in Mountain View, California and provides expert witness testimony to attorneys and businesses. The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's financial statements have been restated for all periods prior to the acquisition to include the financial position, results of operations and cash flows of Teklicon. Revenues and net income for the individual entities are as follows:

                                                                FORENSIC
                                                              TECHNOLOGIES
                                                             INTERNATIONAL
                                                              CORPORATION      TEKLICON      COMBINED
                                                            --------------- ------------- --------------
         Year ended December 31, 1994:

          Revenues .......................................  $17,547,055     $2,706,842    $20,253,897
          Net income .....................................  $   638,830     $  134,457    $   773,287

         Year ended December 31, 1995:

          Revenues .......................................  $20,327,739     $3,053,564    $23,381,303
          Net income (loss) ..............................  $   705,893     $   (8,633)   $   697,260

         Nine months ended September 30, 1996 (unaudited):

          Revenues .......................................  $20,338,661     $2,208,523    $22,547,184
          Net income (loss) ..............................  $ 1,494,797     $  (52,504)   $ 1,442,293


   APPLIX SOFTWARE COMPUTER SERVICE

   On February 1, 1995, the Company acquired for $200,000 in cash certain assets of a sole proprietorship doing business as "Applix Software Computer Service", and formed the Annapplix division of the Company. The Annapplix division is a provider of general data processing consulting services and network administration services, and is considered a separate segment of the Company's operations.

   The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired business are included in the accompanying 1995 consolidated statement of operations from February 1, 1995, the date of acquisition, through December 31, 1995. The excess of the cost of the acquisition over the fair value of the assets acquired of $135,604 was recorded as goodwill.

         Forensic Technologies International Corporation and Subsidiary
             Notes to Consolidated Financial Statements -(Continued)



   In January 1996, the Board of Directors and management of the Company committed to a formal plan to sell the Annapplix division based on an assessment that the division was not complementary to its core litigation support services. In March 1996, the Company agreed to sell the division to a group including the former owner and certain other officers and stockholders of the Company. The Company sold the furniture, equipment, and intangible assets of the division in exchange for cash of $150,000, and retained ownership of billed and unbilled accounts receivable, buildings and accounts payable. The effective date of the sale was April 1, 1996.

   The Company recorded the results of operations and estimated loss on the sale of Annapplix as a discontinued operation in the 1995 consolidated financial statements. The estimated loss on the sale of $365,109 included an accrual of $285,000 for the operating losses, net of the related income tax benefit, for the period from January 1, 1996 through March 31, 1996, the date of disposal.

   During 1995, Annapplix reported revenues of $3.2 million and loss before an income tax benefit of $109,534. Expenses attributable to the segment include interest expense related to debt incurred to purchase assets used by the division and an allocation of $80,000 of other consolidated interest that is not directly attributable to or related to other operations. The allocated interest, consisting of interest expense on a line of credit, is allocated based on the ratio of the net assets sold to total consolidated net assets excluding the balance of the line of credit.

5. BORROWINGS UNDER LINE OF CREDIT

   The Company has a demand line of credit with a bank expiring on May 31, 1998 under which the Company may borrow up to $10.0 million, subject to restrictions based on the available collateral. Borrowings under this line of credit bear interest at prime plus variable percentages, and are secured by accounts receivable and unbilled receivables. The estimated average borrowing rate during 1996, 1995 and 1994 was 8.0%, 8.3% and 8.1%, respectively. In connection with this credit line, the Company is required to maintain a minimum tangible net worth and comply with certain financial ratios and covenants.

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   LONG-TERM DEBT

   Long-term debt consists of a $79,920 mortgage note payable to a bank bearing interest at the prime rate plus 1.5% (9.75% at December 31, 1996) and secured by the related building. The note requires monthly interest payments of $444 through December 1, 1998 and a lump-sum payment of the entire principal on January 1, 1999.

   CAPITAL LEASES

   The Company leases furniture and equipment under capital leases. Property and
   equipment   includes  the  following   amounts  for  leases  that  have  been
   capitalized:


                                                        1996           1995
                                                    ------------- -------------
     Furniture and equipment...................       $2,529,450    $2,476,290
     Less accumulated amortization.............        2,284,052     2,148,630
                                                     ------------- -------------
                                                      $  245,398    $  327,660
                                                     ============= =============



   Amortization of leased assets is included in depreciation and amortization expense.

         Forensic Technologies International Corporation and Subsidiary
             Notes to Consolidated Financial Statements -(Continued)


   Future minimum payments under capital lease obligations consist of the following at December 31, 1996:


     1997 ..................................................  $ 57,695
     1998 ..................................................    46,070
     1999 ..................................................    44,906
     2000 ..................................................    41,946
     2001 ..................................................     5,389
                                                             -----------
     Total minimum lease payments ..........................   196,006
     Amounts representing interest .........................    21,826
                                                             -----------
     Present value of net minimum lease payments (including
     current portion of $52,804) ...........................  $174,180
                                                             ===========


7. CONVERTIBLE SUBORDINATED DEBENTURES

   On July 21, 1994 the Company issued $1,800,000 of 8% Convertible Subordinated Debentures (the "Debentures") to its stockholders, due no later than July 15, 2000. During 1996, 1995 and 1994, the Company expensed and paid approximately $74,000, $144,000 and $144,000, respectively, of interest to the holders of the Debentures.

   In May 1996 the Company completed its initial public offering and the Debentures converted into 378,151 shares of Class A Common Stock.

8. STOCK SPLIT

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

9. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

   The Company had authorized the issuance of 655,200 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock"). At December 31, 1995 and 1994, 655,200 shares were outstanding. Each share of Preferred Stock converted into 655,200 shares of Class A Common Stock immediately prior to the closing of the Company's initial public offering in May 1996. The holders of the Preferred Stock had certain rights, including redemption rights, and were entitled to receive, when declared by the Board of Directors, cumulative semi-annual dividends at the annual rate of $.19 per share.

10. EMPLOYEE STOCK BONUS AWARD PROGRAM AND CLASS B COMMON STOCK

   In 1992 the Company adopted the 1992 Employee Stock Bonus Award Program (the Program) which authorized the issuance of 1,500,000 shares of Class B Common Stock. Each employee under the level of senior management was eligible to receive shares under the Program. The Company issued 323,400 shares during 1994 under the Program. Compensation charged to selling, general and administrative expense during 1994 related to these awards was $11,550.

         Forensic Technologies International Corporation and Subsidiary
             Notes to Consolidated Financial Statements -(Continued)


   The Company determined the amount of compensation expense to record based on an estimate of the value of the Class B Common Stock at the date of grant, as approved by the Board of Directors. The estimated value of 100 shares of Class B Common Stock was equal to the estimated value of one share of Class A Common Stock (the conversion rate of Class B Common Stock into Class A Common Stock). The estimated value of Class B Common Stock granted to employees was $.0357 per share in 1994.

   The Class B Common Stock automatically converted into 15,162 shares of Class A Common Stock upon the closing of the Company's initial public offering in May 1996, and the Program was terminated.

11.STOCK OPTION PLAN

   The 1992 Stock Option Plan ("the Plan") was approved by the stockholders of the Company in May 1992. The Plan provides for the granting to key employees and directors of incentive and non-qualified stock options to purchase up to 1,212,548 shares of common stock. Incentive stock options granted under the Plan allow for the purchase of common stock at prices not less than the fair market value of the common stock at the date of grant for a term of no more than ten years. Non-qualified stock options granted under the plan allow for the purchase of common stock at prices not less than 50% of the fair market value of the common stock at the date of grant, for a term of no more than ten years. Vesting provisions for individual awards are at the discretion of the Board of Directors.

   The following table summarizes the option activity under the Plan for the three-year period ended December 31, 1996:

                                                                   1996
                                                                 WEIGHTED
                                                                  AVERAGE
                                                                 EXERCISE
                                                        1996       PRICE      1995       1994
                                                    ----------- ---------- ---------- ----------
   Options outstanding at January 1 ..............   242,659    $3.14       209,059    125,059
   Options granted ...............................   353,600    $7.59        35,700     84,000
   Options exercised .............................   (14,200)   $2.73            --         --
   Options forfeited .............................    (5,880)   $3.57        (2,100)        --
                                                    ----------- ---------- ---------- ----------
   Options outstanding at December 31 ............   576,179    $5.88       242,659    209,059
                                                    =========== ========== ========== ==========
   Options exercisable at December 31 ............   206,899    $3.58       103,849         --
                                                    =========== ========== ========== ==========
   Weighted average exercise price per share for
    options granted during the year ..............  $   7.59               $   4.76   $   3.57
                                                    ===========            ========== ==========
   Weighted average exercise price per share of
    outstanding options at end of year ...........  $   5.88               $   3.13   $   2.86
                                                    ===========            ========== ==========
   Weighted average fair value of options granted
    during the year ..............................  $   1.56               $   0.25   $     --
                                                    ===========            ========== ==========


   All options granted under the Plan have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. Of the options exercised in 1996, 10,000 were exercised at $2.38 per share and 4,200 were exercised at $3.57 per share. Exercise prices for options outstanding as of December 31, 1996 ranged from $2.38 to $9.38. The weighted average remaining contractual life of those options is 8.3 years.

         Forensic Technologies International Corporation and Subsidiary
             Notes to Consolidated Financial Statements -(Continued)


   PRO FORMA DISCLOSURE REQUIRED BY STATEMENT 123

   To determine the pro forma data required by Statement 123 for 1996 and 1995, the Company used option pricing models to measure the fair value of options at the date of grant. For all option grants in 1995 and prior to May 1996 (the initial public offering date), the Company used the minimum value method to calculate pro forma compensation expense. For all 1996 grants after May 1996, the Company used the Black-Scholes option pricing model.

   The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of the granted stock options under the minimum value method, the risk-free rate was assumed to be 5.50%, the dividend yield was estimated to be 0%, and the expected life of the granted options varied from one to three years depending upon the vesting period.

   Options valued using the Black-Scholes option pricing model assumed the following: risk-free interest rate of 5.50%, dividend yields of 0%, a volatility factor of .445, and an expected life of the granted options which varied from one to three years depending upon the vesting period.

   The Black-Scholes option pricing model and other models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income is $1,585,381 and $688,335 for the years ended December 31, 1996 and 1995, respectively. Pro forma earnings per common and common equivalent share is $0.42 and $0.31 for the years ended December 31, 1996 and 1995, respectively. Pro forma earnings per share, assuming full dilution, is $0.39 and $0.23 for the years ended December 31, 1996 and 1995, respectively. The effect of compensation expense from stock options on 1995 pro forma net income reflects only the vesting of options granted in 1995, and all 1995 option grants vested immediately. The effect of compensation expense from stock options on 1996 pro forma net income reflects only the vesting of 1996 awards, which, depending on the individual grant, vest over one year, two years, or three years. Because most of the options granted vest over a three-year period, not until 1998 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.

12. INCOME TAXES

   Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                              1996        1995
                                                            ---------- -----------
   Deferred tax assets:
    Allowance for doubtful accounts.......................  $154,698   $150,879
    Loss on disposal of discontinued Annaplix division....        --    246,097
    Accrued vacation......................................    80,436     64,030
    Accrued bonus.........................................     6,666     55,556
    Alliance agreement revenue............................        --     10,756
                                                            ---------- ---------
   Total deferred tax assets..............................   241,800    527,318
   Deferred tax liabilities:
    Use of cash basis for income tax purposes by
     subsidiary ..........................................    20,840     79,831
    Capitalized software..................................   103,938         --
    Prepaid expenses......................................    35,034     24,087
                                                            ---------- ---------
    Total deferred tax liabilities........................   159,812    103,918
                                                            ---------- ---------
   Net deferred tax asset.................................  $ 81,988   $423,400
                                                            ========== =========


   Income tax expense (benefit) attributable to continuing operations consisted of the following:


                                          1996        1995        1994
                                       ------------ ---------- ------------

   Current:
     Federal.....................       $  725,981   $575,119   $ 539,555
     State.......................          167,801    152,085     152,147
                                       ------------ ---------- ------------
                                           893,782    727,204     691,702
   Deferred (benefit):
     Federal.....................          268,795     37,714    (109,423)
     State.......................           72,617     13,747     (30,001)
                                       ------------ ---------- ------------
                                           341,412     51,461    (139,424)
                                       ------------ ---------- ------------
                                        $1,235,194   $778,665   $ 552,278
                                       ============ ========== ============


   The Company's provision for income taxes from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                                            1996        1995        1994
                                                         ------------ ---------- -----------
   Expected federal income tax provision at
   34%...............................................      $1,002,565   $648,077   $450,692
   Expenses not deductible for tax purposes .........          47,688     31,383     20,886
   State income taxes, net of federal benefit .......         158,676    107,295     74,375
   Other.............................................          26,265     (8,090)     6,325
                                                         ------------ ---------- -----------
                                                           $1,235,194   $778,665   $552,278
                                                         ============ ========== ===========


         Forensic Technologies International Corporation and Subsidiary
             Notes to Consolidated Financial Statements -(Continued)


13. OPERATING LEASES

   The Company leases office space under noncancelable operating leases that expire in various years through 2003. The leases for certain office space contain provisions whereby the future rental payments may be adjusted for increases in maintenance and insurance above specified amounts. The Company also leases certain furniture and equipment in its operations under operating leases having initial terms of less than one year.

   Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1996:



          1997..................................  $  908,255
          1998..................................     757,075
          1999..................................     555,172
          2000..................................     446,486
          2001..................................     473,963
          Thereafter............................     817,385
                                                  -------------
          Total minimum lease payments..........  $3,958,336
                                                  =============

   Rental expense consists of the following:


                                            1996       1995       1994
                                          ---------- ---------- -----------

   Furniture and equipment..............  $ 96,454   $ 99,146   $ 79,450
   Office and storage ..................   839,387    818,862    863,280
                                          ---------- ---------- -----------
                                          $935,841   $918,008   $942,730
                                          ========== ========== ===========



14. EMPLOYEE BENEFIT PLAN

   The Company maintains a qualified defined contribution plan which covers substantially all employees. Under the plan, participants are entitled to make both pre-tax and after-tax contributions. The Company matches a percentage of participant contributions, limited to 6% of the participant's eligible compensation. The percentage match is based on each participant's respective years of service. The Company recorded expense of $146,020, $116,201 and $102,175 during 1996, 1995 and 1994, respectively, related to this plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

   The information called for by Items 9 to 12 is incorporated by reference from the Forensic Technologies International Corporation Notice of 1997 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1997.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS.


ITEM 10. EXECUTIVE COMPENSATION.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits



  *3.i Amended and Restated Articles of Incorporation of Forensic Technologies International Corporation.


  *3.ii           Bylaws of Forensic Technologies International Corporation.

***10.1 Financing and Security Agreement dated October 28, 1996, between the Company and NationsBank, N. A. regarding a revolving credit facility in the maximum amount of $10 million.

  *10.2           1992 Stock Option Plan, as amended.

  *10.3 Employment Agreement dated as of January 1, 1996 between Forensic Technologies International Corporation and Jack B Dunn, IV.

  *10.4 Employment Agreement dated as of January 1, 1996 between Forensic Technologies International Corporation and Joseph R. Reynolds, Jr.

  *10.5 Employment Agreement dated as of January 1, 1996 between Forensic Technologies International Corporation and Daniel W. Luczak.

 **10.6 Agreement and Plan of Reorganization dated September 30, 1996 by and among The Company, Newco, Teklicon, Inc. and the Sole Shareholder.

 **10.7 Agreement of Merger dated September 30, 1996 by and among the Company, Newco, Teklicon, Inc. and the Sole Shareholder.

   11.            Computation  of Per Share Earnings ( included in Note 2 to the
                  Consolidated   Financial   Statements  included  in  Item  7.,
                  herein).

   21.            Subsidiaries
                  The Company's only subsidiary is Teklicon, Inc., incorporated in California

***23.            Consent of Ernst & Young

***27.            Financial Data Schedule

(b) Reports on Form 8-K



**1. Form 8-K filed on October 15, 1996, regarding the acquisition of Teklicon, Inc.

**2.              Form  8-K  filed  on  November   27,  1996,   with   financial
                  information regarding the acquisition of Teklicon, Inc.

**3. Form 8-K filed on December 31, 1996 regarding the restatement of the Company's financial statements for the years ended December 31, 1995 and 1994, to include the acquisition of Teklicon, Inc., accounted for as a pooling of interests basis.


----------

* Filed as an exhibit to the Company's Registration Statement on Form SB-1, as amended (File No. 333-2002) and incorporated herein by reference.

** Filed as an exhibit the Form 8-K on October 15, 1996 and incorporated herein by reference.

*** Filed as an exhibit to this Form 10-KS

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION

Date: March 31, 1997                    By /s/ Jack B. Dunn, IV
     ----------------------------          -------------------------------------
                                           Jack B. Dunn, IV
                                           Chief Executive Officer and President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                            TITLE                                DATE
          ---------                            ------                               -----

   /s/  Jack B. Dunn, IV
---------------------------     Director, Chief Executive Officer and President    March 31, 1997
      Jack B. Dunn, IV            (principal executive officer)


      /s/ Gary Sindler          Executive Vice President and Chief Financial       March 31, 1997
---------------------------       Officer, Secretary and Treasurer (principal
        Gary Sindler              financial and accounting officer)


   /s/ Daniel W. Luczak
---------------------------     Chairman of the Board                              March 31, 1997
      Daniel W. Luczak


 /s/ Joseph R. Reynolds, Jr
---------------------------     Vice Chairman of the Board                         March 31, 1997
    Joseph R. Reynolds, Jr.


    /s/ James A. Flick, Jr
---------------------------     Director                                           March 31, 1997
     James A. Flick, Jr


  /s/ Peter F. O'Malley
---------------------------     Director                                           March 31, 1997
     Peter F. O'Malley


 /s/ Dennis J. Shaughnessy
---------------------------     Director                                           March 31, 1997
   Dennis J. Shaughnessy


    /s/ George P. Stamas
---------------------------     Director                                           March 31, 1997
     George P. Stamas
