Form 10-Q
period 1997-03-31
FORENSIC TECHNOLOGIES INTERNATIONAL CORP
filed 1997-05-15
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997; or

[   ]     Transition  report  pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 for the transition  period from  ____________  to
          ______________.


Commission File Number:  _________________________


                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  MARYLAND                           52-1261113
         (State or other Jurisdiction of         (I.R.S. Employer
         Incorporation or Organization)          Identification No.)

           2021 Research Drive, Annapolis, Maryland        21401
          (Address of Principal Executive Offices)       (Zip Code)

                                 (410) 224-8770
              (Registrant's Telephone Number, Including Area Code)


              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

       Class                                       Outstanding at May 14, 1997
Common Stock, par value                                  4,526,912 shares
   $.01 per share

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                                      INDEX

                                                                          Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements      . . . . . . . . . . . . .. .          3 to 8

Item 2.  Management's Discussion and Analysis of
             Results of Operations and
             Financial Condition   . . . . . . . . . . . . .. .               9

         Forensic Technologies International Corporation and Subsidiary

                     Consolidated Balance Sheets (Unaudited)

                                                                         DECEMBER 31,        MARCH 31,
                                                                             1996              1997
                                                                      --------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $   5,893,897  $      5,713,454
   Accounts receivable, less allowance of $250,877 in 1996 and
     $243,790 in 1997                                                        6,296,599         6,708,425
   Unbilled receivables, less allowance of  $125,439 in 1996 and
     $162,526 in 1997                                                        3,006,953         3,462,336
   Inventory                                                                   332,828           332,828
   Income taxes receivable                                                     111,471                 -
   Deferred income taxes                                                       185,926           185,926
   Prepaid expenses                                                            418,654           487,601
                                                                      --------------------------------------
Total current assets                                                        16,246,328        16,890,570

Property and equipment:
   Buildings                                                                   411,241           411,241
   Furniture and equipment                                                   8,455,373         9,150,921
   Leasehold improvements                                                      863,821         1,127,302
                                                                      --------------------------------------
                                                                             9,730,435        10,689,464

   Accumulated depreciation and amortization                                (5,624,060)       (5,926,078)
                                                                      --------------------------------------
                                                                             4,106,375         4,763,386

Other assets                                                                   515,722           522,469




                                                                      --------------------------------------
Total assets                                                              $ 20,868,425      $ 22,176,425
                                                                      ======================================


                                                                         DECEMBER 31,        MARCH 31,
                                                                             1996              1997
                                                                      --------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                              $      1,502,076  $      1,465,536
   Accrued compensation expense                                                783,108         1,038,498
   Income taxes payable                                                              -           314,306
   Current portion of capital lease obligations                                 52,804           159,783
   Advances from clients                                                       585,562           543,265
   Other current liabilities                                                    11,063                 -
                                                                      --------------------------------------
Total current liabilities                                                    2,934,613         3,521,388


Long-term debt and capital lease obligations, less current portion             201,296           259,137
Deferred income taxes                                                          103,938           103,938
Commitments and contingent liabilities                                               -                 -

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized, none
     outstanding                                                                     -                 -
   Common stock, $.01 par value:
      Authorized shares - 16,000,000 shares issued and outstanding -
        4,516,912 in 1996, and 4,526,912 in 1997                                45,169            45,269
   Additional paid-in capital                                               14,429,703        14,453,402
   Retained earnings                                                         3,153,706         3,793,291
                                                                      --------------------------------------
Total stockholders' equity                                                  17,628,578        18,291,962
                                                                      --------------------------------------
                                                                      ======================================
Total liabilities and stockholders' equity                                $ 20,868,425     $  22,176,425
                                                                      ======================================

See Accompanying Notes.

         Forensic Technologies International Corporation and Subsidiary

                Consolidated Statements of Operations (Unaudited)


                                                                              THREE MONTHS ENDED MARCH 31
                                                                               1996                   1997
                                                                     -----------------------------------------------
                                                                        (Restated Note 1)

Revenues                                                                $     6,965,654      $      9,539,549

Direct cost of revenues                                                       3,750,970             5,161,672
Selling, general and administrative expenses                                  2,626,903             3,349,544
                                                                     -----------------------------------------------
Total costs and expenses                                                      6,377,873             8,511,216
                                                                     -----------------------------------------------
Income from operations                                                          587,781             1,028,333

Other income (expenses):
   Interest and other income                                                     32,290                75,680
   Interest expense                                                             (80,433)              (19,971)
                                                                     -----------------------------------------------
                                                                                (48,143)               55,709
                                                                     -----------------------------------------------
Income before income taxes                                                      539,638             1,084,042

Income taxes                                                                    235,212               444,457

                                                                     ===============================================
Net income                                                              $       304,426      $        639,585
                                                                     ===============================================

Earnings Per Share Data:
   Net income per common and common
      equivalent share:                                                       $0.14                   $0.14
                                                                     ===============================================

   Net income per common share, assuming full dilution:                       $0.10                   $0.14
                                                                     ===============================================


See Accompanying Notes.

         Forensic Technologies International Corporation and Subsidiary

                Consolidated Statements of Cash Flows (Unaudited)

                                                                        THREE MONTHS ENDED MARCH 31
                                                                          1996                1997
                                                                  -----------------------------------------
                                                                   (Restated Note 1)
OPERATING ACTIVITIES
Net income                                                        $          304,426     $       639,585
Adjustment to reconcile net income to net cash provided by (used
   in) operating activities:
     provided by (used in) operating activities:
     Depreciation                                                            165,850             278,317
     Amortization                                                             15,394              32,838
     Non-cash compensation                                                    10,841                   -
     Provision for doubtful accounts                                          45,489              30,000
     Loss on disposal of discontinued Annapplix
       division                                                             (471,869)                  -
     Changes in operating assets and liabilities:
       Accounts receivable                                                   (12,058)           (404,739)
       Unbilled receivables                                                 (764,866)           (492,470)
       Prepaid expenses                                                       (9,638)            (68,947)
       Accounts payable                                                      113,842             (36,540)
       Accrued compensation expense                                          328,328             255,390
       Income taxes payable                                                  202,888             425,777
       Deferred revenue                                                      (83,333)                  -
       Advances from clients                                                       -             (42,297)
       Other current liabilities                                             122,715             (11,063)
                                                                  -----------------------------------------
Net cash provided by (used in) operating activities                          (31,991)            605,851

INVESTING ACTIVITIES
Purchase of property and equipment                                          (364,482)           (751,404)
Change in other assets                                                        (4,057)             (8,001)
                                                                  -----------------------------------------
Net cash used in investing activities                                       (368,539)           (759,405)

FINANCING ACTIVITIES
Issuance of Class A Common Stock                                                (300)                  -
Repurchase of Class A Common Stock                                           (25,000)                  -
Repurchase of Class A Common Stock subject to
 repurchase                                                                 (138,180)                  -
Exercise of stock options                                                          -              23,799
Net borrowings under line of credit                                          406,837                   -
Payments of capital lease obligations                                        (26,667)            (50,688)
                                                                  -----------------------------------------
Net cash provided by (used in) financing activities                          216,690             (26,889)
                                                                  -----------------------------------------

Net decrease in cash and cash equivalents                                   (183,840)           (180,443)
Cash and cash equivalents at beginning of period                             420,072           5,893,897
                                                                  -----------------------------------------
Cash and cash equivalents at end of period                           $       236,232     $     5,713,454
                                                                  =========================================

See Accompanying Notes.

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

On September 30, 1996 the Company acquired all of the outstanding common stock of Teklicon, Inc. ("Teklicon") in exchange for 415,000 shares of common stock. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the financial position, results of operations, and cash flows of Teklicon. The accompanying consolidated statements of operations, and cash flows for the three month period ending March 31, 1996 have been restated to reflect the acquisition of Teklicon.

2. OPTION GRANTS

On March 25, 1997, the Board of Directors approved the issuance of options to purchase 300,000 shares of Class A Common Stock to key employees. The exercise prices of the shares granted range from $6.00 to $9.50 per share, at or above the estimated fair market value of a share of Class A Common Stock at the date of grant, and the options vest ratably over a three year period.

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 1997 (CONTINUED)

3. EARNINGS PER SHARE

The following table summarizes the computations of earnings per share for the three month period ended March 31, 1997. This table should be read in conjunction with Note 2 to the 1996 audited financial statements.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                               1996            1997
                                                         --------------------------------
                                                                   (UNAUDITED)
Primary:
   Weighted average number of shares of common stock
     outstanding during the period                            2,011,131        4,519,478
   Dilutive effect of other options and warrants -
     based on treasury stock method using average
     market price                                               199,4l7          139,442
                                                         --------------------------------
Total common and common equivalent shares of stock
   considered outstanding during the period                   2,210,548        4,658,920
                                                         ================================
Net income                                               $      304,426   $      639,585
                                                         ================================
Per share amount                                         $         0.14   $         0.14
                                                         ================================

Fully diluted:
   Weighted average number of shares of common stock
     outstanding during the period                            2,011,131        4,519,478
   Dilutive effect of other options and warrants -
     based on treasury stock method using market
     price at the end of the period                             199,417          139,442
   Assumed conversion of Series A Redeemable
     Convertible Preferred Stock                                655,200                -
   Assumed conversion of 8% Convertible Subordinated
     Debentures                                                 378,000                -
                                                         ================================
Total fully diluted securities considered outstanding
   during the period                                          3,243,748        4,658,920
                                                         ================================
Net income                                               $      304,426   $      639,585
Add 8% Convertible Subordinated Debenture interest,
   net of income taxes                                           21,420                -
                                                         ================================
                                                         $      325,846   $      639,585
                                                         ================================
Per share amount                                         $         0.10   $         0.14
                                                         ================================

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Revenues for the first quarter ended March 31, 1997, increased 37.0%, to $9.5 million compared to the same period in 1996. This increase is primarily the result of revenues from visual communication services growing 96.6% to $4.7 million during the quarter, attributable to three factors: a resumption of casework following the December 1996, holiday hiatus; a historically high level of active trials during the period; and, the particular success of an integrated approach to the marketing of the Company's services. Trial consulting increased 5.1% during the quarter, due to continued demand for these services during the period; engineering revenues grew 5.6%, attributable to increased sales by Teklicon, while other engineering services were generally flat compared to 1996.

Direct costs, as a percentage of revenue, were approximately the same during the first quarter of 1997 and 1996, as a result of managing the mix of internal and external resources to meet the demands for the Company's services. Selling, general and administrative expenses decreased as a percent of revenue as the fixed and semi-variable costs continued to benefit from larger increases in revenues. Interest expense decreased in the quarter due to no usage on the line of credit during 1997; borrowings under the line of credit during 1996 were repaid from funds received from the sale of Common Stock in May, 1996. Unused funds from such sale have been invested to increase interest income subsequent to May, 1996.

Cash flow provided by operations during the quarter, were offset by additional investments in office facilities and computer equipment. These investments assist the Company in providing enhanced services to its clients. The net decrease in cash was funded by the remaining balance of the net proceeds from the sale of the Company's stock in May, 1996. Such balance, approximately $5.7 million, will be used for working capital and other general corporate purposes, including possible acquisitions.