Form 10-Q
period 1997-06-30
FORENSIC TECHNOLOGIES INTERNATIONAL CORP
filed 1997-08-14
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997; or

[-] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ______________.


Commission File Number:
                         -----------------------


                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            MARYLAND                                      52-1261113
-------------------------------                        ----------------
(State or other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

                 2021 Research Drive, Annapolis, Maryland 21401
       -------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (410) 224-8770
                             ------------------------
              (Registrant's Telephone Number, Including Area Code)

                    ------------------------------------------

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

                                                [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                               Outstanding at August 14, 1997
------------------------                     ------------------------------
Common Stock, par value                             4,526,912   shares
     $.01 per share

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                                      INDEX

                                                                       Page
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements      . . . . . . . . . . . . .      3 to 9

Item 2.      Management's Discussion and Analysis of
                 Results of Operations and
                 Financial Condition   . . . . . . . . . . . . .          10



PART II      OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders          11

Item 6.      Exhibits and Reports on Form 8-K

             Financial Data Schedule  . . . . . . . . . . . . . .         12

         Forensic Technologies International Corporation and Subsidiary

                     Consolidated Balance Sheets (Unaudited)

                                                                         DECEMBER 31,        JUNE 30,
                                                                             1996              1997
                                                                      --------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $   5,893,897  $      5,324,053
   Accounts receivable, less allowance of $250,877 in 1996 and
     $262,998 in 1997                                                        6,296,599         6,724,594
   Unbilled receivables, less allowance of  $125,439 in 1996 and
     $149,441 in 1997                                                        3,006,953         3,821,051
   Inventory                                                                   332,828           332,828
   Income taxes receivable                                                     111,471                 -
   Deferred income taxes                                                       185,926           185,926
   Prepaid expenses                                                            418,654           673,068
                                                                      --------------------------------------
Total current assets                                                        16,246,328        17,061,520

Property and equipment:
   Buildings                                                                   411,241           411,241
   Furniture and equipment                                                   8,455,373         9,481,890
   Leasehold improvements                                                      863,821         1,248,989
                                                                      --------------------------------------
                                                                             9,730,435        11,142,120

   Accumulated depreciation and amortization                                (5,624,060)       (6,307,404)
                                                                      --------------------------------------
                                                                             4,106,375         4,834,716

Other assets                                                                   515,722           581,263

                                                                      ======================================
Total assets                                                              $ 20,868,425      $ 22,477,499
                                                                      ======================================



                                                                         DECEMBER 31,        JUNE 30,
                                                                             1996              1997
                                                                      --------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $      1,502,076  $      1,318,629
   Accrued compensation expense                                                783,108           776,015
   Income taxes payable                                                              -           368,922
   Current portion of capital lease obligations                                 52,804           130,642
   Advances from clients                                                       585,562           526,390
   Other current liabilities                                                    11,063                 -
                                                                      --------------------------------------
Total current liabilities                                                    2,934,613         3,120,598

Long-term debt and capital lease obligations, less current portion
                                                                               201,296           250,964
Deferred income taxes                                                          103,938           103,938
Commitments and contingent liabilities                                               -                 -

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized, none outstanding
   Common stock, $.01 par value:
      Authorized shares - 16,000,000
      Shares issued and outstanding and not subject to repurchase -
        4,516,912 in 1996,  4,526,912 in 1997                                   45,169            45,269
   Additional paid-in capital                                               14,429,703        14,453,402
   Retained earnings                                                         3,153,706         4,503,328
                                                                      --------------------------------------
Total stockholders' equity                                                  17,628,578        19,001,999
                                                                      --------------------------------------
Total liabilities and stockholders' equity                                $ 20,868,425     $  22,477,499
                                                                      ======================================

See accompanying notes.

         Forensic Technologies International Corporation and Subsidiary

                Consolidated Statements of Operations (Unaudited)

                                                                THREE MONTHS ENDED JUNE 30
                                                                 1996                1997
                                                         -----------------------------------------
                                                            (Restated - Note 1)
Revenues                                                    $     8,008,204   $      9,471,409

Direct cost of revenues                                           4,414,802          5,231,786
Selling, general and administrative expenses                      2,467,289          3,110,629
                                                         -----------------------------------------
Total costs and expenses                                          6,882,091          8,342,415
                                                         -----------------------------------------
                                                                  1,126,113          1,128,994

Other income (expenses):
   Interest and other income                                         50,546             96,583
   Interest expense                                                 (60,953)           (22,124)
                                                         -----------------------------------------
                                                                    (10,407)            74,459
                                                         -----------------------------------------
Income before income taxes                                        1,115,706          1,203,453

Income taxes                                                        464,709            493,416
                                                         -----------------------------------------
Net income                                                  $       650,997   $        710,037
                                                         =========================================
Earnings Per Share Data:
   Per common and common equivalent share:                        $0.19                $0.15
                                                         =========================================

   Per common share, assuming full dilution:                      $0.17                $0.15
                                                         =========================================


See accompanying notes.

         Forensic Technologies International Corporation and Subsidiary

                Consolidated Statements of Operations (Unaudited)


                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                   1996                1997
                                                                           -----------------------------------------
                                                                             (Restated - Note 1)

Revenues                                                                      $    14,973,858      $  19,010,958

Direct cost of revenues                                                             8,165,772         10,393,458
Selling, general and administrative expenses                                        5,094,192          6,460,173
                                                                           -----------------------------------------
Total costs and expenses                                                           13,259,964         16,853,631
                                                                           -----------------------------------------
                                                                                    1,713,894          2,157,327

Other income (expenses):
   Interest and other income                                                           82,836            172,263
   Interest expense                                                                  (141,386)           (42,095)
                                                                           -----------------------------------------
                                                                                      (58,550)           130,168
                                                                           -----------------------------------------
Income before income taxes                                                          1,655,344          2,287,495

Income taxes                                                                          700,011            937,873
                                                                           -----------------------------------------

Net income                                                                    $       955,333      $   1,349,622
                                                                           =========================================

Earnings Per Share Data:
   Per common and common equivalent share:                                          $0.33                $0.29
                                                                           =========================================

   Per common share, assuming full dilution:                                        $0.27                $0.29
                                                                           =========================================


See accompanying notes.

         FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          SIX MONTHS ENDED JUNE 30
                                                                          1996                1997
                                                                  -----------------------------------------
OPERATING ACTIVITIES
Net income                                                        $          955,333     $     1,349,622
Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation                                                            333,398             616,712
     Amortization                                                             55,428              77,023
     Non-cash compensation                                                    21,682                   -
     Provision for doubtful accounts                                          45,489              36,123
     Deferred income taxes                                                    17,189                   -
     Loss on disposal of assets                                                2,056               3,234
     Accrued loss on disposal of discontinued division                      (478,828)                  -
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (407,124)           (439,069)
       Unbilled receivables                                               (1,032,611)           (839,147)
       Prepaid expenses                                                     (101,736)           (254,414)
       Accounts payable                                                      272,412            (183,447)
       Accrued compensation expense                                         (203,989)             (7,093)
       Income taxes payable                                                  140,146             480,393
       Deferred revenue                                                     (138,889)                  -
       Advances from client                                                  133,196             (59,172)
       Other current liabilities                                              79,664             (11,063)
       Accounting adjustment due to pooling                                   71,913                   -
                                                                  -----------------------------------------
Net cash provided by (used in) operating activities                         (235,271)            769,702

INVESTING ACTIVITIES
Purchase of property and equipment                                          (787,118)         (1,202,225)
Proceeds from sale of property and equipment                                   3,000                   -
Change in other assets                                                         3,753             (68,049)
                                                                  -----------------------------------------
Net cash used in investing activities                                       (780,365)         (1,270,274)

FINANCING ACTIVITIES
Issuance of Class A Common Stock                                          11,230,863                   -
Repurchase of Class A Common Stock                                          (130,260)                  -
Repurchase of Class A Common Stock subject to                               (310,930)                  -
   repurchase
Repurchase of Class B Common Stock                                              (300)                  -
Exercise of stock options                                                          -              23,799
Net borrowings (repayments) under line of credit                          (1,493,808)                  -
Payments of capital lease obligations                                        (40,013)            (93,071)
Dividends paid                                                               (62,396)                  -
                                                                  -----------------------------------------
Net cash provided by (used in) financing activities                        9,193,156             (69,272)
                                                                  -----------------------------------------

Net increase in cash and cash equivalents                                  8,177,520            (569,844)
Cash and cash equivalents at beginning of period                             244,925           5,893,897
                                                                  -----------------------------------------
Cash and cash equivalents at end of period                           $     8,422,445     $     5,324,053
                                                                  =========================================
See accompanying notes.

         FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

On September 30, 1996 the Company acquired all of the outstanding common stock of Teklicon, Inc. ("Teklicon") in exchange for 415,000 shares of common stock. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the financial position, results of operations, and cash flows of Teklicon. The accompanying consolidated statements of operations, and cash flows for the three and six month periods ending June 30, 1996 have been restated to reflect the acquisition of Teklicon.

 2. OPTION GRANTS

On March 25, 1997, the Board of Directors approved the issuance of options to purchase 300,000 shares of Class A Common Stock to key employees. The exercise prices of the shares granted range from $6.00 to $9.50 per share, at or above the estimated fair market value of a share of Class A Common Stock at the date of grant, and the options vest ratably over a three year period.

In addition, options to purchase 4,200 shares of Class A Common Stock were issued on May 21, 1997 to each of the non employee directors of the Company under the Formula Option of the 1997 Stock Option Plan. An aggregate of 16,800 options were granted at an exercise price of $7.63 per share.

         FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997


3. EARNINGS PER SHARE

The following table summarizes the computations of earnings per share for the three month and six month periods ended June 30, 1996 and 1997. This table should be read in conjunction with Note 2 to the 1996 audited financial statements.

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30                             JUNE 30
                                                               1996            1997              1996             1997
                                                         --------------------------------   ----------------------------------
                                                                   (UNAUDITED)                         (UNAUDITED)
Primary:
   Weighted average number of shares of common stock
     outstanding during the period                            3,291,416        4,526,912         2,653,426       4,523,210
   Dilutive effect of other options and warrants -
     based on treasury stock method using average
     market price                                               223,950          168,325           216,346         160,653
                                                         --------------------------------   ----------------------------------
Total common and common equivalent shares of stock
   considered outstanding during the year                     3,515,366        4,695,237         2,869,772       4,683,863
                                                         ================================   ==================================
Net income                                               $      650,997   $      710,037    $      955,333  $    1,349,622
                                                         ================================   ==================================
Per share amount                                         $         0.19   $         0.15    $         0.33  $         0.29
                                                         ================================   ==================================

Fully diluted:
   Weighted average number of shares of common stock
     outstanding during the period                            3,291,416        4,526,912         2,653,426       4,523,210
   Dilutive effect of other options and warrants -
     based on treasury stock method using market
     price at the end of the period                             226,693          191,350           223,458         191,350
   Assumed conversion of Series A Redeemable
     Convertible Preferred Stock                                309,600                -           482,400               -
   Assumed conversion of 8% Convertible Subordinated
     Debentures                                                 178,615                -           278,308               -
                                                         --------------------------------   ----------------------------------
Total fully diluted securities considered outstanding
   during the year                                            4,006,324        4,718,262         3,637,592       4,714,560
                                                         ================================   ==================================
Net income                                               $      650,997   $      710,037    $      955,333  $    1,349,622
Add 8% Convertible Subordinated Debenture interest,
   net of income taxes                                           10,077                -            31,402               -
                                                         --------------------------------   ----------------------------------
                                                         $      661,074   $      710,037    $      986,735  $    1,349,622
                                                         ================================   ==================================
Per share amount                                         $         0.17   $         0.15    $         0.27  $         0.29
                                                         ================================   ==================================

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

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Revenues for the second quarter and six months ended June 30, 1997, increased 18.3%, to $9.5 million and 27.0% to $19.0 million over the same periods in 1996, respectively. These increases are primarily the result of revenues from visual communication services growing 36.4% to $4.6 million and 61.0% to $9.3 million during the quarter and six months, respectively, attributable to higher levels of active trials during the periods and the success of an integrated approach to the marketing of the Company's services. Trial consulting decreased 15.2% during the quarter and 4.9% during the six months, due to loss of certain revenue generating personnel during the periods. Engineering revenues grew 17.5% and 11.6% during the quarter and six months, respectively, attributable to increased sales by last year's acquisitions of Teklicon and Anamet Laboratories.

Direct costs, as a percentage of revenue, were approximately the same during the second quarter and six months of 1997 and 1996, as a result of managing the mix of internal and external resources to meet the demands for the Company's services. Selling, general and administrative expenses increased as a percent of revenue during the quarter as the growth in fixed and semi-variable costs exceeded the increase in revenues. Interest expense decreased in the quarter and six months due to no usage on the line of credit during 1997; borrowings under the line of credit during 1996 were repaid from funds received from the sale of Common Stock in May, 1996. Unused funds from such sale have been invested to increase interest income subsequent to May, 1996.

Cash flow provided by operations during the six months, were offset by additional investments in office facilities and computer equipment. These investments assist the Company in providing enhanced services to its clients. The net decrease in cash was funded by the remaining balance of the net proceeds from the sale of the Company's stock in May, 1996. Such balance, approximately $5.3 million, will be used for working capital and other general corporate purposes, including possible acquisitions.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 21, 1997. The following matters, solicited pursuant to Regulation 14A under the Exchange Act, were considered and voted upon at the Annual Meeting:

(i)       The election of two Class I Directors, each for a three-year term;

(ii) Adoption of the Employee Stock Purchase Plan of the Company by a vote of 2,718,798 For, 278,840 Against and 9,090 Abstaining;

(iii) Adoption of the 1997 Stock Option Plan of the Company by a vote of 2,415,259 For, 550,140 Against and 15,640 Abstaining;

(iv) Ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending 1997 by a vote of 3,899,429 For, 3,500 Against and 1,268 Abstaining.