Form 10-Q
period 1997-09-30
FORENSIC TECHNOLOGIES INTERNATIONAL CORP
filed 1997-11-14
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark  One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997; or

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

                                 (410) 224-8770
                                 --------------
              (Registrant's Telephone Number, Including Area Code)
              ----------------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)
                   ------------------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                 Outstanding at November14, 1997
---------------------------                    -------------------------------
Common Stock, par value                               4,546,912 shares
     $.01 per share

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                                      INDEX

                                                                           Page
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements ....................................      3 to 11

Item 2.   Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition ...................................         12

                 Forensic Technologies International Corporation

                                 Balance Sheets
                            (in thousands of dollars)

                                                                         DECEMBER 31,      SEPTEMBER 30,
                                                                             1996              1997
                                                                      ----------------------------------
                                                                           (audited)    (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                            $    5,894      $      2,929
 Accounts receivable, less allowance of $251 in 1996 and $349 in,
   1997                                                                    6,296             6,629
 Unbilled receivables, less allowance of  $125 in 1996 and $473 in
   1997                                                                    3,007             5,970
 Inventory                                                                   333               333
 Income taxes receivable                                                     111               135
 Deferred income taxes                                                       186               203
 Prepaid expenses                                                            419               672
                                                                      ----------------------------
Total current assets                                                      16,246            16,871

Property and equipment:
  Buildings                                                                  411               411
  Furniture and equipment                                                  8,455            11,133
  Leasehold improvements                                                     864             1,355
                                                                      ----------------------------
                                                                           9,730            12,899

  Accumulated depreciation and amortization                               (5,624)           (7,114)
                                                                      ----------------------------
                                                                           4,106             5,785


Goodwill, less amortization of  $23 in 1997                                   --             4,984
Other assets                                                                 516               542









                                                                      ============================
Total assets                                                          $   20,868      $     28,182
                                                                      ============================

                                                                         DECEMBER 31,      SEPTEMBER 30,
                                                                             1996              1997
                                                                      ----------------------------------
                                                                          (audited)         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $         1,502     $       1,439
  Accrued compensation expense                                                    783             1,632
  Income taxes payable                                                              -               475
  Current portion of capital lease obligations                                     53               103
  Current  portion of long term debt                                                -             2,210
  Advances from clients                                                           586               385
  Other current liabilities                                                        11               554
                                                                     ----------------------------------
Total current liabilities                                                       2,935             6,798
                                                                     ----------------------------------

Long-term debt and capital lease obligations, less current
 portion                                                                          201               886
Deferred income taxes                                                             104               524

Stockholders' equity:
  Preferred stock, $.01 par value; 4,000,000 shares authorized, none outstanding
  Common stock, $.01 par value:
     Authorized shares - 16,000,000
     Shares issued and outstanding and not subject to repurchase -
       4,516,912 in 1996,  4,526,912 in 1997                                       45                45
  Additional paid-in capital                                                   14,429            14,453
  Retained earnings                                                             3,154             5,476
                                                                     ----------------------------------
Total stockholders' equity                                                     17,628            19,974
                                                                     ==================================
Total liabilities and stockholders' equity                           $         20,868   $        28,182
                                                                     ==================================


See accompanying notes.

                 Forensic Technologies International Corporation

                              Statements of Income
                (in thousands of dollars, except per share data)

                                                                                  THREE MONTHS ENDED SEPTEMBER 30
                                                                                      1996                1997
                                                                           -------------------------------------------
                                                                               (audited)             (unaudited)
Revenues                                                                   $          7,573       $       10,675

Direct cost of revenues                                                               4,172                5,338
Selling, general and administrative expenses                                          2,659                3,684
                                                                           -------------------------------------
Total costs and expenses                                                              6,831                9,022
                                                                           -------------------------------------
                                                                                        742                1,653

Other income (expenses):
  Interest and other income                                                             111                   89
  Interest expense                                                                      (14)                 (76)
                                                                           -------------------------------------
                                                                                         97                   13
                                                                           -------------------------------------
Income before income taxes                                                              839                1,666

Income taxes                                                                            352                  693
                                                                           -------------------------------------
Net income                                                                 $            487       $          973
                                                                           =====================================

Earnings Per Share Data:
  Per common and common equivalent share:                                             $0.10                $0.21
                                                                           =====================================


  Per common share, assuming full dilution:                                           $0.10                $0.20
                                                                           =====================================


See accompanying notes.

                 Forensic Technologies International Corporation

                              Statements of Income
                (in thousands of dollars, except per share data)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                                   1996               1997
                                                                           --------------------------------------
                                                                              (audited)          (unaudited)
Revenues                                                                   $      22,547        $    29,686

Direct cost of revenues                                                           12,338             15,753
Selling, general and administrative expenses                                       7,758             10,122
                                                                           ------------------------------------
Total costs and expenses                                                          20,096             25,875
                                                                           ------------------------------------
                                                                                   2,451              3,811

Other income (expenses):
  Interest and other income                                                          193                261
  Interest expense                                                                  (155)              (119)
                                                                           ------------------------------------
                                                                                      38                142
                                                                           ------------------------------------
Income before income taxes                                                         2,489              3,953

Income taxes                                                                       1,047              1,631
                                                                           ------------------------------------
Net income                                                                 $       1,442        $     2,322
                                                                           ====================================


Earnings Per Share Data:
  Per common and common equivalent share:                                          $0.41              $0.50
                                                                           ====================================

  Per common share, assuming full dilution:                                        $0.37              $0.49
                                                                           ====================================


See accompanying notes.

                 Forensic Technologies International Corporation

                            Statements of Cash Flows
                            (in thousands of dollars)

                                                                           NINE MONTHS ENDED SEPT. 30
                                                                            1996                1997
                                                                  -----------------------------------------
                                                                         (audited)         (unaudited)
OPERATING ACTIVITIES
Net income                                                           $     1,442        $      2,322
Adjustment to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                             526                 978

    Amortization                                                              78                 146

    Non-cash compensation                                                     29                   -
    Provision for doubtful accounts                                           45                 335
    Accrued loss on disposal of discontinued Annapplix division             (479)                  -
    Changes in operating assets and liabilities:
      Accounts receivable                                                 (2,238)                534
      Unbilled receivables                                                  (678)             (2,372)
      Prepaid expenses                                                      (524)               (144)
      Accounts payable                                                       190                (556)
      Accrued compensation expense                                           (89)                651
      Income taxes payable                                                   334                 452
      Deferred revenue                                                      (139)                  -
      Advances from client                                                     -                (200)
      Other current liabilities                                              267                 428
      Accounting adjustment due to pooling                                    72                   -
                                                                  -------------------------------------
Net cash  provided by (used in) operating activities                      (1,164)              2,574

INVESTING ACTIVITIES
Purchase of property and equipment                                        (1,306)             (1,839)
Cash paid upon acquisitions (1)                                                -               (3665)
Change in other assets                                                       (46)                (76)
                                                                  -------------------------------------
Net cash used in investing activities                                     (1,352)             (5,580)

FINANCING ACTIVITIES
Issuance of Class A Common Stock                                          11,125                   -
Repurchase of Class A Common Stock                                          (130)                  -
Repurchase of Class A Common Stock subject to
  repurchase                                                                (311)                  -
Exercise of stock options                                                     15                  24
Net borrowings (repayments) under line of credit                          (1,397)                  -
Payments of capital lease obligations                                        (32)               (140)
Borrowings on notes payable                                                    -                 157
Dividends paid                                                               (62)                  -
                                                                  -------------------------------------
Net cash provided by financing activities                                  9,208                  41
                                                                  -------------------------------------

Net increase in cash and cash equivalents                                  6,692              (2,965)
Cash and cash equivalents at beginning of period                             245               5,894
                                                                  --------------------------------------
Cash and cash equivalents at end of period                           $     6,937     $         2,929
                                                                  ======================================


See accompanying notes

(1) including direct cost of acquisition, net of cash acquired


                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1997 (CONTINUED)
                             (dollars in thousands)

3. ACQUISITIONS

Effective September 1, 1997 the Company acquired all of the outstanding common stock of LWG, Inc. and subsidiary (LWG). LWG, based in Northbrook, IL, provides claims management consulting and restoration services to the insurance industry. The purchase price was an initial cash payment of $1,800 plus fifty percent of the pre-tax profits of LWG for the four years ended September 30, 2001 (the earn-out).

Additionally, effective September 1, 1997, the Company acquired certain assets of Bodaken & Associates, a trial research and consulting firm serving law firms and corporations throughout the US. The purchase price of $3,550 provided for an initial cash payment of $1,700 and additional payments of $1,200 and $650 on the first and second anniversaries of the closing , respectively. The portions of the purchase price represented by the installment payments have been recorded as current and long-term debt at September 30, 1997. Interest of 7% per annum will be paid on the unpaid balance.

These acquisitions were accounted for using the purchase method of accounting and accordingly, the accompanying 1997 consolidated financial statements include the financial position, results of operations and cash flows of the acquired businesses beginning September 1, 1997. The excess of the cost of the acquisition over the fair value of the assets acquired of $1,333 and $3,565, for LWG and Bodaken, respectively, was recorded as goodwill. Future payments under the LWG earn-out will increase the amount of goodwill when such amounts are determinable. The goodwill is being amortized over twenty years as to LWG and twenty five years as to Bodaken.

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1997 (CONTINUED)
                 (Dollars in thousands except per share amounts)

4. EARNINGS PER SHARE

The following table summarizes the computations of earnings per share for the three month and nine month periods ended September 30, 1996 and 1997. This table should be read in conjunction with Note 2 to the 1996 audited financial statements.

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30                      SEPTEMBER 30
                                                             1996             1997              1996             1997
                                                        -------------------------------    --------------------------------
                                                                (UNAUDITED)                           (UNAUDITED)
Primary: (Shares in thousands)
  Weighted average number of shares of common stock
    outstanding during the period                           4,505            4,527             3,282           4,525
  Options to purchase common stock issued within one
    year of registration statement - based on
    treasury stock method using estimated offering              -                -                21               -
    price
  Dilutive effect of other options and warrants - based
    on treasury stock method using average market
    price                                                     217              174               186             166
                                                        --------------------------    ------------------------------
Total common and common equivalent shares of stock
  considered outstanding during the year                    4,722            4,701             3,489           4,691
                                                        ==========================    ==============================
Net income                                              $     487     $        973    $        1,442    $      2,322
                                                        ==========================    ==============================
Per share amount                                        $    0.10     $       0.21    $         0.41    $       0.50
                                                        ==========================    ==============================


Fully diluted:
   Weighted average number of shares of common stock
     outstanding during the period                          4,505            4,527             3,282           4,525
   Options to purchase common stock issued within one
     year of registration statement - based on
     treasury stock method using estimated offering
     price                                                      -                -                21               -
   Dilutive effect of other options and warrants -
     based on treasury stock method using market
     price at the end of the period                           246              243               214             243
   Assumed conversion of Series A Redeemable
     Convertible Preferred Stock                                -                -               320               -
   Assumed conversion of 8% Convertible Subordinated
     Debentures                                                 -                -               185               -
                                                         -------------------------   -------------------------------
Total fully diluted securities considered outstanding
  during the year                                           4,751            4,770             4,022           4,768
                                                         =========================   ==============================
Net income                                               $    487     $        973    $        1,442    $      2,322
Add 8% Convertible Subordinated Debenture interest,
  net of income taxes                                         10                                31                -
                                                         =========================   ==============================
                                                         $    497     $        973    $        1,474    $      2,322
                                                         =========================   ==============================
Per share amount                                         $   0.10     $       0.20    $         0.37    $       0.49
                                                         =========================   ==============================


                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Revenues for the third quarter and nine months ended September 30, 1997, increased 41.0% to $10.7 million and 31.7% to $29.7 million over the same periods in 1996, respectively. These increases are the result of revenues from visual communication services growing 22.0% to $4.3 million and 38.7% to $13.6 million during the quarter and nine months, respectively, attributable to higher levels of active trials during the periods and the success of an integrated approach to the marketing of the Company's services. Additionally, acquisitions, as described in Note 3 to the Financial Statements, added approximately $1.7 million during the quarter; the increase in revenues before acquisition was 20%. Engineering and insurance services revenues grew 41.7% and 35.0% during the quarter and nine months, respectively, attributable to the inclusion of LWG and increased sales by last year's acquisitions of Teklicon and Anamet Laboratories.

Direct costs, as a percentage of revenue, decreased to 50% and 53% during the third quarter and nine months of 1997, as a result of improved management of costs passed on directly to clients; additionally, this percentage benefited from a large transaction in the LWG operation which accounted for approximately $.02 per share. Selling, general and administrative expenses were approximately the same during the quarter and nine months of 1997 and 1996. Interest expense decreased in the quarter and nine months due to no usage on the line of credit during 1997; borrowings under the line of credit during 1996 were repaid from funds received from the sale of Common Stock in May, 1996. Unused funds from such sale have been invested to increase interest income subsequent to May, 1996.

Cash flow provided by operations during the nine months, were offset by additional investments in office facilities and computer equipment. These investments assist the Company in providing enhanced services to its clients. The net decrease in cash was funded by the remaining balance of the net proceeds from the sale of the Company's stock in May, 1996. Such balance, approximately $5.3 million, will be used for working capital and other general corporate purposes, including the acquisitions completed in September, 1997.