Form 10KSB
period 1997-12-31
FORENSIC TECHNOLOGIES INTERNATIONAL CORP
filed 1998-03-31
CIK 887936

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-KSB

   (Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

     For the fiscal year ended December 31, 1997

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934 (No fee required)

     For the transition period from     to

     Commission file number

                FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

             MARYLAND                                       52-1261113
------------------------------------------    ---------------------------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

2021 Research Drive, Annapolis, MD                                21401
------------------------------------------    ---------------------------------
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


     Check  whether the issuer : (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for part 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

     State issue's revenue for its most recent fiscal year. $44,175,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was also, or the average bid and marked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $55,411,845

     Note. IF determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,733,601

     Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

================================================================================

                                    PART I

ITEM 1. BUSINESS.

     FTI is a leading provider of litigation support consulting services including visual communications, engineering services and trial consulting that assist attorneys and corporations in developing their trial themes and strategies, assessing the strength of their cases, and creating state-of-the-art courtroom presentations. With the acquisition of LWG, Inc., and subsidiary (LWG) in September 1997, the Company has broadened its offerings to the insurance market by adding capabilities in claims management consulting and restoration services. Throughout its 16-year history, the Company has developed innovative applications for advanced technologies in the courtroom, such as computer animation and simulation, that greatly enhance presentations and expert testimony on complex subjects such as airplane crashes, financial disputes, intellectual property resolutions and physical phenomena. More recently, FTI has become a leader in utilizing multimedia technology for trial support. The Company believes that continued increases in the volume, risk, complexity and cost of litigation have driven the need for litigation support services that utilize advanced technologies to provide competitive advantages in the courtroom on a cost-effective basis. The Company was incorporated on June 30, 1982, in the State of Maryland.


INDUSTRY OVERVIEW

     The litigation process involves the efforts and services of many participants in addition to lawyers. The litigation support services market includes event investigation and analysis, expert testimony, courtroom presentation, visual packaging, computer animation and simulation, jury analysis and selection, economic evaluation consulting and document preparation, storage and retrieval. Participants in the market include the Big Six accounting firms, which specialize in document management and financial due diligence, and medium size firms, such as the Company, which compete to provide multiple services on a local, regional and national basis. In addition, many small companies that rely on one or two key individuals provide services in local markets. The Company believes that the litigation support services market benefits from several broader market trends including the following:

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

     LITIGATION MARKET. According to available statistics from the U.S. Bureau of Census, the market for legal services in the United States was estimated to be $114 billion in 1995. As litigation expenditures have grown to become a significant expense for FORTUNE 500 companies, courtroom presentation and document management techniques have become more sophisticated. Computerized document management in cases involving millions of pages of deposition testimony and exhibits has become widely accepted in the federal and state court systems. From the clients' perspective, in virtually every case, cost and quality of service are the key elements in selecting litigation support providers. In addition, the Company believes that major users of services view efficient use of expert services, visual communications, trial consulting and technology as a way to provide early focus on the issues, chart a cost-effective strategy with regard to resolution and control, and leverage the cost of fees and expenses.


BUSINESS STRATEGY

     The Company's believes it is the leading provider of value-added litigation support consulting services. The Company's strategy includes the following key elements:

     EXPANSION OF THE RANGE OF SERVICES. The Company focuses on meeting the changing litigation support needs of corporations and law firms by introducing new products and services to address client requirements and changes in the market. The Company's services generally are intended to increase the effectiveness of its clients' cases or reduce the cost and complexity of the litigation process. For example, the Company recognized that computer-based 3D animation could effectively simplify highly-complex issues in jury trials and was one of the first companies to introduce that capability. Future acquisitions may broaden the Company's offerings through additional related services to the legal market already served by the Company, thus capitalizing on existing relationships.

     The Company believes that the application of advances in communications and technology is essential to successfully resolving the inefficiencies of cost and time that burden the legal system today. The Company has developed trial presentation and case preparation software to facilitate the realization of the "paperless trial" and increase the legal team's efficiency in the utilization of large volumes of document and graphic images.

     GEOGRAPHIC EXPANSION. The Company seeks new business opportunities by expanding its operations in strategic geographic markets. The Company believes that the ability to provide services on a nationwide basis is a competitive advantage in securing business from large, geographically diverse corporations. Furthermore, proximity to a client provides a significant cost advantage. The Company's strategy is to expand both the number of offices it maintains and the services provided by each office. Due to the fragmented nature of the litigation support services industry, the Company is presented with a significant number of opportunities to pursue this strategy through acquisition. See "Management's Discussion and Analysis -- Overview."

     SIZE AND CRITICAL MASS. Large litigation support contracts often require the service provider to be able to provide services on a number of matters in varying geographic locations. The Company believes that many market participants lack sufficient resources, personnel, service offerings and geographic diversity to effectively compete for such contracts. To enhance its ability to service such contracts, the Company has pursued a strategy of increasing the number and range of skills provided by its professionals and invested in software solutions to facilitate massive data handling.

     COST-EFFECTIVE DELIVERY OF SERVICE. The Company is dedicated to providing cost-effective solutions to its clients. The Company offers a disciplined project management approach to ensure adherence to the client's budgets and schedules. The Company also maintains a flexible cost structure by using a mix of employees and outside contractors. This reduces fixed overhead costs while offering solutions and expertise tailored to the specific requirements of a client's case.


PRODUCTS AND SERVICES

     VISUAL COMMUNICATIONS CONSULTING. In the mid 1980s, the Company helped pioneer the concept of visual packaging and 3D computer simulation to enhance the presentation of scientific findings and other concepts. Visual packaging incorporates a wide range of exhibits for trial, including static graphics, photographs, technical illustrations, live video, computer graphics, computer animations, laser disc and models. The Company assists attorneys in focusing the issues of their case prior to trial and in presenting those issues in the most accurate, concise and powerful manner. The Company utilizes production and communications techniques to tailor the subject matter of a presentation or exhibit not only to the characteristics of the judge or jury, but also to the presentation skills of the attorney involved.

     Through 3D animation, the Company can illustrate dynamic phenomena that cannot be portrayed in a static presentation. Such animation can then be used to provide a dramatic, true-to-physics presentation of a client's case that is easily understandable by nontechnical audiences such as a jury. The animation group recreates complicated events such as the motion of an airplane, the spread of a fire, mechanical and structural movements, and forces or the movement of vehicles and bodies in an automobile accident.

     The Company's visual communications consulting has been involved in cases such as the Dupont Plaza Hotel fire in San Juan, Puerto Rico (in which the Company was the first to apply a computational fluid dynamics computer model to the analysis of fire spread), the Hunt brothers silver market case (in which the importance and flexibility of using video depositions in the courtroom was significantly expanded to allow the admission of assembled portions of selected deposition materials as opposed to the deposition in its entirety) and the Northwest Airlines DC-9 crash in Detroit, Michigan (in which the Company helped develop an animated reenactment of the crash based upon the black box data and voice recorder, allowing viewers to experience the events leading up to the crash). Additional cases involving the Company's visual communications services included Texas Instruments intellectual property licensing agreements, the Pratt & Whitney antitrust case and the American Eagle accident in Indiana.

     The Company believes that its experience in applying visual communications techniques to litigation cases and in creating visual packages that can be admitted as evidence has contributed significantly to the development of the visual packaging marketplace and that its state-of-the-art capabilities allow it to undertake projects that others may not be able to complete as effectively or rapidly as the Company.

     TRIAL CONSULTING SERVICES. The Company's trial consulting services group assists attorneys in developing trial strategies and pre-trial negotiation strategies by identifying key psychological factors through market research and statistical analysis to assess the impact of courtroom themes and presentations. The Company entered this market in September 1992, through the acquisition of a company which had 10 years of experience providing these types of services and the hiring of several recognized experts in the field who had been involved in such high-profile cases as the Reginald Denny assault trial and the McMartin Preschool trial. Assignments range from providing jury consulting for individual cases to providing jury consulting and negotiation services for a series of cases, or even substantially all the litigation of a major corporation. Pre-trial services include attitude surveys of the relevant community to determine attitudes and characteristics of potential jurors, the use of focus groups and mock trials to test the effectiveness of various themes to be presented at trial. Jury selection services include development of juror profiles and assistance in developing questions to be asked potential jurors during the jury selection process. Trial services include assistance in critiquing witnesses to increase the clarity and effectiveness of their presentations and assistance in developing, presenting and monitoring the impact of themes used at trial. Negotiation and settlement services include analysis of jury awards and juror profiles to assess the potential magnitude of jury verdicts. For example, in the O.J. Simpson trial, the Company conducted a community attitude survey and focus groups, and provided jury selection and trial monitoring services.

     COURTROOM TECHNOLOGY. The Company has developed a computer-based trial management system, which is designed to provide storage and retrieval of all forms of evidentiary materials including a digitized library of video information during trial. The Company believes this system's ability to store, search and retrieve information is critical to presenting an effective case by the legal team. Such information includes depositions, briefs, affidavits and other evidence. The system also facilitates computer graphics that allow for rapid and customized display of charts, graphs, photos and other static images.

     ENGINEERING AND SCIENTIFIC SERVICES. Since its inception, the Company has provided services in connection with the engineering and scientific investigation and analysis of failures and accidents, with Company personnel often testifying as expert witnesses in connection with the resolution of associated litigation or arbitration. The Company's engineering and scientific services include engineering and scientific analyses of complex physical phenomena and events, including vehicle accidents; electric and gas utility failures; fires and explosions; and structural defects in buildings, towers and ships. For example, in an accident reconstruction case, the Company's services may include the evaluation of highway design, signal device performance, vehicle dynamics, helmet effectiveness, mechanical failure, evasive maneuvers, visibility and vehicle operation. In the area of fires and explosions, the Company provides full-scale fire testing, fire scene laser mapping and computer fire modeling. Structural analysis assign-ments may include the evaluation of the design, construction, operation, and maintenance of various manmade structures, including buildings, highways, bridges, towers, tunnels, dams, airports and mechanical structures. The Company also provides analyses relating to the failure of electrical and mechanical systems and materials, including metals and composite materials; energy and utility systems; manufacturing processes and machinery; oil refineries; and commercial transportation equipment. The Company has access to a wide range of experts in other disciplines including aviation, biomedical, environmental, electrical, chemical and utility engineering as well as marine and medical sciences.

     The Company's engineering and scientific services group has been involved in a number of high profile cases beginning with the MGM Grand Hotel fire in Las Vegas (in which the Company was hired by the defendant contractor for the new Tracy Tower addition to analyze the cause of fire and smoke spread related to 85 deaths and hundreds of injuries). One of the most comprehensive investigations conducted by the Company involved the Hinsdale Telephone Central Office fire in Chicago, Illinois (in which the Company was selected by the State of Illinois to lead the investigation of the cause and loss of telecommunications service). After a full investigation and analysis of the Hinsdale incident, the Company formulated recommendations which formed the basis for new operating laws under the Illinois Administrative Code. The Company has continued to apply its expertise to the solution of complex investigations in other high-profile incidents such as the Loma Prieta earthquake structural failures and fires, Amtrak train derailments, as well as several major airline accidents.

     Through the acquisition of Teklicon, Inc., on September 30, 1996, the Company significantly enhanced its capabilities in high technology consulting and expert witness services to the legal profession and industry clients who require assessment of intellectual property rights and other industry problems that have high technology content. Services in support of litigation or pre-litigation research include patent portfolio research, expert witness services and intellectual property. Teklicon's registry of experts, many of whom hold advanced degrees, provides technical expertise in a broad spectrum of disciplines including semiconductor and microelectronics, telecommunications, and computer systems architecture and design.

     INSURANCE CLAIMS CONSULTING. Through the acquisition of LWG, Inc. ("LWG") in September 1997, the Company expanded its service offerings to the insurance claims market. LWG provides expert consulting services to property and casualty insurance claim adjusters and attorneys primarily on claims associated with electronic and high technology equipment. Such services include inspecting damaged property and technical consulting for alternative resolution to a claim settlement. Additionally, RestorTek, Inc., a wholly-owned subsidiary of LWG, provides equipment restoration services primarily for high technology equipment to help minimize the loss to the insurance company, thus containing premiums for policyholders.

     LWG is generally employed in the claims process at the outset of an incident. It is the Company's belief that inclusion of LWG at this point presents significant opportunity to develop additional revenues in connection with the scientific investigation and analysis of the cause of the loss.

     Since the insurance claims, engineering and scientific services groups are often engaged soon after the occurrence of an incident and remain active through resolution, the Company has effectively used these services for cross-selling the Company's other services.


CLIENTS

     In 1997, the Company performed work for 1301 clients, including 803 law firms, 70 of which were rated in the top 100 law firms in 1997, as measured by the American Lawyer, based on revenues in the United States, 116 industrial clients, 85 of which were rated in the FORTUNE 500 for 1997; and 237 insurance companies, 18 of which were rated in the FORTUNE 500 for 1997. As of December 31, 1997, the Company was actively working on 827 different matters for 406 different clients. Major clients of the Company include DuPont and AT&T. None of the Company's clients represented more than 10% of the Company's revenues during 1997.


COMPETITION

     The legal support services market is highly competitive. The Company faces various sources of competition, including several national companies and a large number of smaller firms that provide one or more services to local and regional markets. The source of competition often depends upon the services being provided by the Company. The scientific and insurance claims services group competes against various regional or national concerns, independent experts and research organizations. The litigation support group generally competes against other litigation consulting firms and small sole proprietorships.

     In addition to pricing, competitive factors for the Company's services include reputation, geographic locations, performance record, quality of work, range of services provided and existence of an ongoing client relationship. On a nationwide basis, the Company's competitors include Engineering Animation, Inc., which provides animation services; Exponent, Inc., which provides engineering analysis services and a limited amount of animation services; Decision Quest, which provides jury analysis, visual packaging and animation services; S.E.A., Inc., which provides engineering and limited animation services; and Relectronic Service Corporation, which provides electronic equipment restoration. Certain national support service providers are larger than the Company and, on any given engagement, may have a competitive advantage over the Company with respect to one or more competitive factors. In addition, smaller local or regional firms, while not offering the range of services provided by the Company, often are able to provide the lowest price on a specific engagement because of their lower overhead costs and proximity to the engagement. The fragmented nature of the legal support services industry may also provide opportunities for large companies that offer complementary services to enter the market through acquisition. In the future, these and other competitive pressures could require the Company to reduce its fees or increase its spending for marketing to attract business.


EMPLOYEES

     As of December 31, 1997, the Company had 251 employees in its legal support services business. Approximately 166 of the legal support services employees are engaged in activities directly related to revenue generation, and the remaining 85 of such employees are administrative employees. The Company also maintains contractor arrangements with approximately 1260 independent consultants, of which approximately 392 were utilized on Company engagements during 1997.

     None of the Company's employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company leases its principal facility in Annapolis, Maryland, which totals approximately 39,100 square feet. The Company occupies 25,400 square feet in adjacent buildings under a lease that expires in December 2003. In the immediate vicinity, the Company occupies 13,700 additional square feet under a lease that expires in December 2003.

     The Company also leases its regional offices throughout the United States and Canada. The Company believes that these facilities are adequate for its current needs, and that suitable additional space, should it be needed, will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

     The Company also owns 5,000 square feet in Germantown, Maryland, from which the Company conducted the business of its former Annapplix division. The Company is attempting to lease or sell these premises.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material litigation.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol FTIC since May 8, 1996. The following table sets forth, for the calendar quarter indicated, the high and low sales prices of the Common Stock, as reported on the Nasdaq National Market.

                    1996                               HIGH           LOW
                  --------                           ---------      ------
       Second Quarter (From May 8, 1996) .........   10 1/2            8 3/4
       Third Quarter .............................   11 1/2            7 5/8
       Fourth Quarter ............................   11 1/4            8 1/2

                    1997                               HIGH           LOW
                 --------                           ----------     -------
       First Quarter .............................   9 5/8             5 1/2
       Second Quarter ............................   8                 5 5/8
       Third Quarter .............................   9 1/2             6 3/4
       Fourth Quarter ............................   14 3/4            9


     As of March 27, 1997, there were an estimated 1,700 holders of record of the Common Stock.

     The Company has never declared or paid any cash dividends on its Common Stock and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The selected financial data for the three years ended December 31, 1997 are derived from the Company's consolidated financial statements. The financial statements for the years ended December 31, 1995, 1996, and 1997 were audited by Ernst & Young LLP. The data below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Results of Operations and Financial Condition."


                                                                              YEAR ENDED DECEMBER 31
                                                                     -----------------------------------------
                                                                         1997           1996        1995(1)(3)
                                                                     ------------   ------------   -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Revenues .........................................................     $ 44,175       $ 30,648       $23,381

Direct cost of revenues ..........................................       23,564         17,020        11,366
Selling, general and administrative expenses .....................       15,241         10,786         9,887
                                                                       --------       --------       -------
Total costs and expenses .........................................       38,805         27,806        21,253
                                                                       --------       --------       -------
Income from operations ...........................................        5,370          2,842         2,128
Other income (expense) ...........................................          173            107          (222)
                                                                       --------       --------       -------
Income from continuing operations before income taxes ............        5,543          2,949         1,906
Income taxes .....................................................        2,250          1,235           779
                                                                       --------       --------       -------
Income from continuing operations ................................        3,293          1,714         1,127
Loss from operations of discontinued operations, net of tax(1).                                          (65)
Loss on disposal of discontinued operations, net of tax ..........                                      (365)
                                                                       --------       --------       -------
Net income .......................................................        3,293          1,714           697
Preferred stock dividends ........................................           --             62           125
                                                                       --------       --------       -------
Income available to common stockholders ..........................     $  3,293       $  1,652       $   572
                                                                       ========       ========       =======
Earnings per common share(2) .....................................     $   0.73       $   0.46       $  0.27
Earnings per common share, assuming dilution(2) ..................     $   0.70       $   0.42       $  0.24
Shares used in computation .......................................        4,698          4,174         3,316

                                                                          AS OF DECEMBER 31
                                                                 -----------------------------------
                                                                    1997         1996         1995
                                                                 ----------   ----------   ---------
BALANCE SHEET DATA:
Working capital ..............................................    $10,634      $13,311      $ 2,259
Total assets .................................................     29,176       20,868       10,756
Long-term debt, capital lease obligations and redeemable stock      1,014          254        3,941
Total stockholders' equity ...................................     21,019       17,629        1,463

----------
(1) Effective March 31, 1996, the Company sold Annapplix to a group that includes Annapplix's former owner and certain officers and stockholders of the Company. See"Management's Discussion and Analysis of Results of Operations and Financial Condition," and Note 4 to the Consolidated Financial Statements.

(2) In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully-diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated, to conform to the Statement No. 128 requirements.

    In February 1998, the SEC issued Staff Accounting Bulletin No. 98 ("SAB No. 98"), which redefined "cheap stock" for registrants completing initial public offerings of their common stock. The 1995 and 1996 earnings per share amounts have been restated to conform to the requirements of SAB No. 98.

(3) The consolidated financial statements for the year ended December 31, 1995 have been restated to include the financial position, results of operations and cash flows of Teklicon, Inc., acquired on September 30, 1996 in a transaction accounted for as a pooling of interests. See Note 4 to "Notes to Consolidated Financial Statements."

OVERVIEW

     The Company derives revenue primarily from legal cases and matters in which it is engaged to provide litigation support services. These revenues consist of
(i) fees for professional services; (ii) fees for use of the Company's equipment and facilities, particularly animation computers; (iii) pass-through expenses such as the recruiting of subjects and participants for research surveys and mock trial activities and travel; and (iv) fees associated with work product production, such as static graph boards, color copies and digital video production. The Company recognizes revenue as work is performed or as related expenses are incurred.

     The Company's goal is to provide value-added services to its clients either on a case-by-case basis or through ongoing relationships with major users of litigation and claims services. Over the past three years, the Company has taken several steps to grow the business and its industry prominence. Such steps included establishing new offices in Hayward, CA, Los Angeles, CA, Mountain View, CA and Stamford, CT, to expand its geographic coverage, expanding its visual communication staff and hiring recognized professionals in the trial consulting business.

     On February 1, 1995, the Company acquired, for $200,000 in cash, certain assets of a sole proprietorship doing business as "Applix Software Computer Service," and formed the Annapplix division of the Company. The Annapplix division was a provider of general data processing consulting services and network administration services, and was considered a separate segment of the Company's operations.

     In January 1996, the Company determined that Annapplix was a development stage operation not strategic to the Company's business of litigation support services. Effective March 31, 1996, the Company sold Annapplix for $150,000 to a group that included Annapplix's former owner and certain officers and stockholders of the Company. The Company recorded the results of operations and estimated loss on the sale of Annapplix as a discontinued operation in the 1995 financial statements. The estimated loss on the sale of $365,109 includes an accrual of $285,000 for the operating losses, net of the related income tax benefit, for the period from January 1, 1996 through March 31, 1996.

     In May 1996, the Company completed its initial public offering, raising net proceeds of $11.1 million and issuing 1,520,000 shares of stock.

     In September 1996, the Company acquired Teklicon, Inc., in a transaction accounted for as a pooling of interests as further described in Note 4 of the "Notes to Consolidated Financial Statements". This acquisition significantly enhanced the Company's capabilities in high technology consulting and expert witness services to the legal profession and industry clients who require assessment of intellectual property rights and other industry problems that have high technology content.

     Additionally, in September 1997, the Company acquired LWG, Inc., and subsidiary (LWG) and Bodaken Associates (Bodaken) in transactions accounted for as purchases as further described in Note 4 of the "Notes to Consolidated Financial Statements". Bodaken enhanced the Company's jury and trial consulting capabilities, particularly in the western region of the U.S. LWG broadened the Company's offerings to the insurance market by adding capabilities in claims management consulting and restoration services.

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     REVENUES. Total revenues in 1997 increased 44.1% or $13.5 million from 1996. Excluding acquisitions during 1997, total revenues increased 29.9%. Of the revenues generated in 1997, $20.1 million or 45.5% was attributable to visual communications services, $12.6 million or 28.5% was attributable to engineering and scientific services, $6.9 million or 15.6% was attributable to trial consulting, $3.3 million or 7.6% was attributable to insurance claims management services and $1.3 million or 2.8% was attributable to other revenue. The growth in total revenues resulted from a 50.8% increase in revenues generated by visual communications services and a 26.0% increase in revenues generated by engineering and scientific services. Revenues from visual communications services increased as a result of increased market penetration, continued development of key relationships with major law firms and corporations, and a unique integration of litigation services provided to the Company's clients. Revenue increases in engineering and scientific services are attributable to increased marketing efforts and a significant increase in the activity relating to intellectual property services.

     Total revenues in 1996 increased 31.1% or $7.3 million from 1995. Of the revenues generated in 1996, $20.0 million or 65.1% was attributable to litigation support services, $10.0 million or 32.7% was attributable to scientific and insurance claims consulting services and $0.7 million or 2.2% was attributable to other revenue. Revenues in litigation support services grew 67.8% as a result of increased market penetration by the Chicago, Houston and Los Angeles offices and continued development of key relationships with major users of litigation support services. Key additions of visual and trial professionals also attracted new clients to the Company. The decrease in scientific and insurance claims consulting services revenues of 10.1% was caused primarily by the decision to pursue major corporate clients and other large users of the services and to de-emphasize certain individual plaintiff-oriented vehicle accident reconstruction work.

     DIRECT COST OF REVENUES. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues as a percent of revenues decreased to 53.3% in 1997 from 55.5% in 1996. This decrease resulted in the elimination of certain billable expenses in connection with a limited number of matters during 1997. Direct cost of revenues as a percent of revenues increased to 55.5% in 1996 from 48.6% in 1995, primarily from a redirection of efforts by certain key personnel from selling, general and administrative activities to revenue generating activities. In the 1996 period, these individuals were accounted for as direct costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing and corporate overhead expenses. Selling, general and administrative expenses as a percent of revenues, 34.5% in 1997 and 35.2% in 1996, were relatively consistent during these periods as management focused on containing these costs while growing the business operations. Selling, general and administrative expenses as a percent of revenues decreased from 35.2% in 1996 from 42.3% in 1995. This decrease resulted from the change in allocation of costs to key personnel, as well as the fixed or semi-variable nature of many of these expenses.

     OTHER INCOME AND EXPENSES. Interest expense consists of interest on a line of credit and Convertible Debentures and, in 1997, the interest in connection with purchased businesses. Additional cash, raised from the initial public offering allowed the Company to pay off the line of credit in mid-1996, thus reducing interest expense and increasing interest income during the second half of 1996 and the majority of 1997. In May 1996, the $1.8 million of 8% Subordinated Debentures converted into common stock, further contributing to the decrease in interest expense in 1996 as compared to 1995.

     INCOME TAXES. The Company's effective tax rate during each of the three years in the period ended December 31, 1997, approximates 41%. See Note 8 of "Notes to Consolidated Financial Statements" for a reconciliation of the federal statutory rate to the effective tax rates during each of these years, and a summary of the components of the Company's deferred tax assets and liabilities.


LIQUIDITY AND CAPITAL RESOURCES

     In 1995, the Company's working capital needs were generally funded through cash flow from operations and borrowings under a bank line of credit. Due principally to a 31.1% growth in revenues in 1996, and the resultant increase in accounts receivable and unbilled receivables, the Company used net cash of $0.5 million in 1996 to fund operating activities. This needed cash was provided by the initial public offering of common stock in May 1996, which generated $11.1 million of net proceeds to the Company. A significant portion of the Company's billings are made to clients that, in turn, remit such billings to third parties, such as law firms, insurance companies or product manufacturers, for payment. The Company's average collection period improved to approximately 91 days in 1997, from approximately 110 days in 1996, while accounts payable and accrued expenses, a large portion of which consists of contractor remuneration, are generally paid within 30 to 60 days.

     During 1997, operations of the Company and the resultant net increase in accounts receivable, unbilled receivables, accrued expenses and accounts payable, provided $3.6 million of cash. This cash, along with the cash on hand at December 31, 1996, was used to fund acquisitions and the purchase of property and equipment. The Company believes that expected growth in the business will require additional investments in working capital, but that the $2.5 million of cash at December 31, 1997, and a $10.0 million bank line of credit will be sufficient to fund its working capital needs through at least 1998.

     The Company expended $2.8 million, $1.7 million and $1.6 million to purchase property and equipment for the years ended December 31, 1997, 1996 and 1995, respectively. The Company expects to incur slightly lower levels of property and equipment additions in 1998 to continue its strategy of expanding its business. However, no significant commitments currently exist to acquire such additional property and equipment, except that the Company is in the process of implementing a new information system, which is estimated to cost approximately $0.5 million.

     Additionally, the Company expended $3.8 million in connection with acquisitions as further described in Note 4 of the "Notes to Consolidated Financial Statements". In connection with the acquisition of LWG in September 1997, the Company expended $2.0 million of cash, including acquisition costs of $0.2 million. Contingent consideration in the amount of 50% of any quarterly pre-tax profits of LWG for the period from October 1, 1997 through September 30, 2001, is payable quarterly. Also, in September 1997, the Company acquired Bodaken for an initial cash payment of $1.7 million and a $1.8 million note payable bearing interest at 7% per annum and due in installments of $1.2 million on September 30, 1998, and $0.6 million on September 30, 1999.

     On October 28, 1996, the bank line of credit was increased to provide for borrowings by the Company of up to $10.0 million. The line of credit is secured by the receivables of the Company and expires on May 31, 1998. Outstanding balances under the line of credit bear interest below the prime rate based on specified measures of the financial condition of the Company. The line of credit requires the Company to satisfy certain specified ratios and net worth requirements (such as "cash flow coverage," "net tangible worth" and "current ratio"). At December 31, 1996 and 1997, the Company had no borrowings under the line of credit.

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

IMPACT OF YEAR 2000

     In prior years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations or financial condition in the future.

     The Company has been assessing the impact that the Year 2000 issue will have on the computer systems. In response to these assessments, which are ongoing, the Company has developed a plan to replace its critical system. The Company presently believes that, with the implementation of a new information system including hardware and software, the Year 2000 issue will not pose any significant operational problems. Project plans call for the completion of the implementation phase and testing of this solution prior to December 1998. The Company is also taking into consideration any effect critical suppliers and customers and their status of Year 2000 issues would have on compliance programs.

     Based on work to date and assuming that our project plans, which continue to evolve, can be implemented as planned we believe future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS.

       FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   CONTENTS



                                                             PAGE
                                                              -----
Report of Independent Auditors ............................    12

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Balance Sheets ..............................    13

 Consolidated Statements of Income ........................    14

 Consolidated Statements of Stockholders' Equity ..........    15

 Consolidated Statements of Cash Flows ....................    16

 Notes to Consolidated Financial Statements ...............    17

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Forensic Technologies International Corporation

We have audited the accompanying consolidated balance sheets of Forensic Technologies International Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Teklicon, Inc., a wholly-owned subsidiary, for fiscal year 1995, which statements reflect total revenues constituting 13% of 1995 consolidated revenues. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to 1995 data included for Teklicon, Inc., is based solely on the report of other auditors.

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

In our opinion, based on our audits and, for 1995, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forensic Technologies International Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           /s/ Ernst & Young LLP

January 31, 1998

       FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                 DECEMBER 31
                                                                          -------------------------
                                                                              1997          1996
                                                                          -----------   -----------
                                                                               (IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents ............................................    $  2,456      $  5,894
 Accounts receivable, less allowance of $487 in 1997 and $251 in 1996        10,198         6,296
 Unbilled receivables, less allowance of $415 in 1997 and $125 in 1996        4,194         3,007
 Income taxes receivable ..............................................          --           111
 Deferred income taxes ................................................         160           186
 Prepaid expenses and other current assets ............................         681           752
                                                                           --------      --------
Total current assets ..................................................      17,689        16,246
Property and equipment:
 Buildings ............................................................         411           411
 Furniture and equipment ..............................................      11,745         8,455
 Leasehold improvements ...............................................       1,591           864
                                                                           --------      --------
                                                                             13,747         9,730
 Accumulated depreciation and amortization ............................      (7,459)       (5,624)
                                                                           --------      --------
                                                                              6,288         4,106
Goodwill, net of accumulated amortization of $81 in 1997 ..............       5,141            --
Other assets ..........................................................          58           516
                                                                           --------      --------
Total assets ..........................................................    $ 29,176      $ 20,868
                                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses ................................    $  2,825      $  1,502
 Accrued compensation expense .........................................       1,995           783
 Income taxes payable .................................................         297            --
 Current portion of long-term debt ....................................       1,200            --
 Advances from clients ................................................         519           586
 Other current liabilities ............................................         219            64
                                                                           --------      --------
Total current liabilities .............................................       7,055         2,935

Long-term debt, less current portion ..................................         730            80
Other long-term liabilities ...........................................         203           121
Deferred income taxes .................................................         169           104
Commitments and contingent liabilities ................................          --            --
Stockholders' equity:
 Preferred stock, $.01 par value; 4,000 shares authorized in 1997, none
   outstanding ........................................................          --            --
 Common stock, $.01 par value; 16,000 shares authorized; 4,551 and
   4,517 shares issued and outstanding in 1997 and 1996, respectively            46            45
 Additional paid-in capital ...........................................      14,526        14,429
 Retained earnings ....................................................       6,447         3,154
                                                                           --------      --------
Total stockholders' equity ............................................      21,019        17,628
                                                                           --------      --------
Total liabilities and stockholders' equity ............................    $ 29,176      $ 20,868
                                                                           ========      ========


                            See accompanying notes.

       FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                         YEAR ENDED DECEMBER 31
                                                                  ------------------------------------
                                                                     1997         1996         1995
                                                                  ----------   ----------   ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ......................................................    $44,175      $30,648      $23,381
Direct cost of revenues .......................................     23,564       17,020       11,366
Selling, general and administrative expenses ..................     15,241       10,786        9,887
                                                                   -------      -------      -------
Total costs and expenses ......................................     38,805       27,806       21,253
                                                                   -------      -------      -------
Income from operations ........................................      5,370        2,842        2,128
Other income (expense):
 Interest and other income ....................................        343          286           42
 Interest expense .............................................       (170)        (179)        (264)
                                                                   -------      -------      -------
                                                                       173          107         (222)
                                                                   -------      -------      -------
Income from continuing operations before income taxes .........      5,543        2,949        1,906
Income taxes ..................................................      2,250        1,235          779
                                                                   -------      -------      -------
Income from continuing operations .............................      3,293        1,714        1,127
Discontinued operations:
 Loss from discontinued operations (net of income tax
   benefit of $44) ............................................         --           --          (65)
 Loss on disposal of discontinued operations (net of in-
   come tax benefit of $249) ..................................         --           --         (365)
                                                                   -------      -------      -------
Net income ....................................................      3,293        1,714          697
Preferred stock dividends .....................................         --           62          125
                                                                   -------      -------      -------
Income available to common stockholders .......................    $ 3,293      $ 1,652      $   572
                                                                   =======      =======      =======
Earnings Per Common Share:
 Income from continuing operations ............................    $  0.73      $  0.46      $  0.47
 Loss from discontinued operations ............................         --           --        (0.20)
                                                                   -------      -------      -------
 Net income per common share ..................................    $  0.73      $  0.46      $  0.27
                                                                   =======      =======      =======
Earnings Per Common Share -- Assuming Dilution:
 Income from continuing operations ............................    $  0.70      $  0.42      $  0.37
 Loss from discontinued operations ............................         --           --        (0.13)
                                                                   -------      -------      -------
 Net income per common share -- assuming dilution .............    $  0.70      $  0.42      $  0.24
                                                                   =======      =======      =======



                            See accompanying notes.

       FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           CLASS A   CLASS B   ADDITIONAL
                                                            COMMON    COMMON     PAID-IN    RETAINED     UNEARNED
                                                            STOCK     STOCK      CAPITAL    EARNINGS   COMPENSATION      TOTAL
                                                          --------- --------- ------------ ---------- -------------- ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Balance at January 1, 1995 ..............................   $22       $ 17      $  988       $  883       $ (72)       $1,838
Repurchase of 164 shares of Class B Common Stock ........               (2)         (4)                                    (6)
Repurchase of 185 shares of Class A Common Stock . ......    (2)                  (723)                                  (725)
Amortization of unearned compensation ...................                                                    43            43
Dividends paid on Series A Redeemable Convertible
 Preferred Stock ($.19 per share) .......................                                      (125)                     (125)
Reclassification of Class A Common Stock subject to
 repurchase .............................................                         (310)                                  (310)
Other ...................................................                           50                                     50
Net income for 1995 .....................................                                      697                        697
                                                            ----      -----     ------      ------        -----      --------
Balance at December 31, 1995 ............................    20         15           1        1,455         (29)        1,462
Repurchase of 55 shares of Class A Common Stock
 and 8 shares of Class B Common Stock ...................                         (105)         (25)                     (130)
Issuance of 1,520 shares of Common Stock, net of ex-
 penses of $1,671 in initial public offering of stock ...    15                 11,101                                 11,116
Conversion of Class B Common Stock into 15 shares
 of Common Stock ........................................              (15)         15                                     --
Conversion of Series A Preferred Stock into 655 shares
 of Common Stock ........................................     6                  1,553                                  1,559
Conversion of Convertible Subordinated Debt into 378
 shares of Common Stock .................................     4                  1,796                                  1,800
Value of common stock options issued to directors .......                           29                                     29
Exercise of options to purchase 14 shares of Common
 Stock ..................................................                           39                                     39
Amortization of unearned compensation ...................                                                    29            29
Dividends paid on Series A Preferred Stock ..............                                       (62)                      (62)
Accounting adjustment due to pooling-of-interests .......                                        72                        72
Net income for 1996 .....................................                                     1,714                     1,714
                                                            ----      -----     ------      ------        -----      --------
Balance at December 31, 1996 ............................    45         --      14,429        3,154          --        17,628
Exercise of options to purchase 34 shares of Common
 Stock ..................................................     1                     97                                     98
Net income for 1997 .....................................                                     3,293                     3,293
                                                            ----      -----     ------      ------        -----      --------
Balance at December 31, 1997 ............................   $46       $ --      $14,526      $6,447       $  --        $21,019
                                                            =====     ======    ========     ======       =====        ========

                            See accompanying notes.

       FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED DECEMBER 31
                                                                             ------------------------------------------
                                                                                 1997          1996            1995
                                                                             -----------   ------------   -------------
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Net income ...............................................................    $  3,293       $ 1,714        $   697
Adjustments   to  reconcile  net  income  to  net  cash
 provided  by  operating  activities:
 Depreciation ............................................................       1,434           757            638
 Amortization ............................................................         307           105             21
 Provision for doubtful accounts .........................................         526            (1)           169
 Deferred income taxes ...................................................        (227)          341           (218)
 Loss on disposal of discontinued Annapplix division .....................          --          (479)           613
 Other ...................................................................          --           134             93
 Changes in operating assets and liabilities:
   Accounts receivable ...................................................      (3,284)       (1,701)          (972)
   Unbilled receivables ..................................................        (788)         (723)          (424)
   Income taxes receivable/payable .......................................         408          (320)            97
   Prepaid expenses and other current assets .............................         170          (599)            (9)
   Accounts payable and accrued expenses .................................         826           331            561
   Accrued compensation expense ..........................................       1,017          (221)           527
   Advances from clients .................................................         (67)          309           (333)
   Other current liabilities .............................................          33          (162)            65
                                                                              --------       ---------      ---------
Net cash provided by (used in) operating activities ......................       3,648          (515)         1,525

INVESTING ACTIVITIES
Purchase of property and equipment .......................................      (2,800)       (1,672)        (1,609)
Acquisition of Applix Software Computer Service ..........................          --            --           (200)
Acquisition of Anamet Laboratories, Inc. .................................          --          (400)            --
Acquisition of Bodaken Associates, including acquisition costs ...........      (1,875)           --             --
Acquisition of LWG, Inc., including acquisition costs ....................      (1,956)           --             --
Sale/(purchase) of other assets ..........................................         480          (238)           (41)
                                                                              --------       ---------      ---------
Net cash used in investing activities ....................................      (6,151)       (2,310)        (1,850)

FINANCING ACTIVITIES
Issuance of Common Stock .................................................          --        11,116             --
Repurchase of Class A Common Stock .......................................          --          (130)          (725)
Repurchase of Class A Common Stock subject to repurchase and Class
 B Common Stock ..........................................................          --          (310)            (6)
Exercise of stock options ................................................          98            39             --
Net borrowing (repayments) under line of credit ..........................          --        (2,110)         1,538
Payments of other long-term liabilities ..................................        (191)          (69)          (358)
Repayments of long-term debt .............................................        (842)           --             --
Dividends paid ...........................................................          --           (62)          (125)
                                                                              --------       ---------      ---------
Net cash provided by (used in) financing activities ......................        (935)        8,474            324
                                                                              --------       ---------      ---------
Net increase (decrease) in cash and cash equivalents .....................      (3,438)        5,649             (1)
Cash and cash equivalents at beginning of year ...........................       5,894           245            246
                                                                              --------       ---------      ---------
Cash and cash equivalents at end of year .................................    $  2,456       $ 5,894        $   245
                                                                              ========       =========      =========


                            See accompanying notes.

       FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

Description of Business

Forensic Technologies International Corporation and subsidiaries (the Company) provides litigation and claims management consulting services to major corporations, law firms and insurance companies in the United States. These services include visual communications and trial consulting, engineering and scientific services, assessment and expert testimony regarding intellectual property rights, and claims management outsourcing services. The Company has 27 offices throughout the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of significant past-due receivables and analyzing historical bad debt trends. The Company has not experienced significant variations in the estimate of the allowance for doubtful accounts, due primarily to credit policies, collection experience and a lack of concentrations of accounts receivable. Accounts receivable balances are not collateralized.

SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method. Buildings are depreciated over a period of 40 years, furniture and equipment is depreciated over estimated useful lives ranging from 5 to 7 years and leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term.

Intangible Assets

Goodwill consists of the cost in excess of fair value of the net assets of entities acquired in purchase transactions, and is amortized over the expected periods of benefit, which range from 15 to 25 years. On a periodic basis, the Company evaluates goodwill for impairment. In completing this evaluation, the Company compares its best estimate of undiscounted future cash flows with the carrying value of goodwill.

        FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Revenue Recognition

The Company derives most of its revenues from professional service activities. The majority of these activities are provided under "time and materials" billing arrangements and revenues, consisting of billed fees and expenses, are recorded as work is performed and expenses are incurred. Revenues recognized in excess of amounts billed to clients have been recorded as unbilled receivables in the accompanying consolidated balance sheets.

The Company also enters into fixed-price contracts for its litigation support services that are accounted for using the percentage-of-completion method. Income for these contracts is recognized based on the percentage of contract completion determined by the total expenses incurred to date as a percentage of total estimated expenses at the completion of the contract.

Direct Cost of Revenues

Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue generating activities and direct expenses billable to clients. Direct cost of revenues does not include an allocation of overhead costs.

Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform with the current year presentation.

Stock Options Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, if the exercise price of the Company's employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the new fair value method is not adopted. The Company has supplementally disclosed in Note 7 the required pro forma information as if the fair-value method had been adopted.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Income

In December 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), that establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 only impacts display as opposed to actual amounts recorded. Other comprehensive income includes all non-owner changes in equity that are excluded from net income. This Statement does not apply to an enterprise that has no items of other comprehensive income in any period presented. During all years presented, the Company has no items of other comprehensive income.

    FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2. EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated, to conform to the Statement 128 requirements.

The following table summarizes the computations of basic and diluted earnings per share:


                                                                        YEAR ENDED DECEMBER 31
                                                                  -----------------------------------
                                                                       1997        1996        1995
                                                                       ----        ----        ----
NUMERATOR:
Net income ....................................................     $ 3,293      $1,714      $  697
Preferred stock dividends .....................................          --         (62)       (125)
                                                                    -------      ------      ------
Numerator for basic earnings per share -- income available to
 common stockholders ..........................................       3,293       1,652         572
Effect of dilutive securities:
 Preferred stock dividends ....................................          --          62         125
 Interest on convertible debentures ...........................          --          31          86
                                                                    -------      ------      ------
                                                                         --          93         211
                                                                    -------      ------      ------
Numerator for diluted earnings per share -- income available to
 common stockholders after assumed conversions ................       3,293       1,745         783

DENOMINATOR:
Denominator for basic earnings per common share -- weighted
 average shares ...............................................       4,529       3,591       2,158
Effect of dilutive securities:
 Convertible preferred stock ..................................          --         240         655
 8% convertible subordinated debentures .......................          --         139         378
 Warrants .....................................................          --           1          --
 Employee stock options .......................................         169         203         125
                                                                    -------      ------      ------
                                                                        169         583       1,158
 Denominator for diluted earnings per common share --
   weighted average shares and assumed conversions ............       4,698       4,174       3,316
                                                                    =======      ======      ======
 Basic earnings per common share ..............................     $   .73      $  .46      $  .27
                                                                    =======      ======      ======
 Diluted earnings per common share ............................     $   .70      $  .42      $  .24
                                                                    =======      ======      ======


In 1997, the Company adopted the provisions of Staff Accounting Bulletin No. 98, ("SAB 98"), issued by the SEC staff in February 1998. SAB 98 requires that registrants in initial public offerings consider all potentially dilutive securities issued for nominal consideration outstanding for all periods. Under the previous SEC regulations in SAB 83, the Company considered all potentially dilutive securities issued within a twelve month period prior to the initial public offering date at a price below the initial public offering price as outstanding for all periods. The 1996 and 1995 basic and diluted earnings per common share amounts have been restated to conform to the provisions of SAB 98. The adoption of SAB 98 had no effect on basic and diluted earnings per common share in 1997, 1996 and 1995.

    FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES NOTES TO
                 CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company paid interest of $117, $242 and $491 and income taxes of $1,452, $1,213 and $629 during fiscal years 1997, 1996 and 1995, respectively.

4. ACQUISITIONS AND DISCONTINUED OPERATIONS

LWG, Inc.

Effective September 1, 1997, the Company acquired all of the outstanding common stock of LWG, Inc. and its subsidiary (collectively "LWG"). LWG is based in Northbrook, Illinois and provides claims management consulting and restoration services to the insurance industry. The acquisition was accounted for using the purchase method of accounting. The purchase price consists of an initial cash payment of $1,800, plus additional consideration equal to fifty-percent of the pre-tax profits of LWG for each quarterly period from October 1, 1997 through September 30, 2001. Upon the resolution of the amount of any contingent payment, the Company records any additional consideration payable as additional goodwill, and amortizes that amount over the remaining amortization period. At September 1, 1997, goodwill of approximately $1.5 million was recorded and is being amortized over a period of 25 years.

The results of operations of LWG are included in the accompanying 1997 consolidated statement of income from September 1, 1997.

Bodaken Associates

Effective September 1, 1997, the Company acquired substantially all of the assets of Bodaken Associates, a trial research and consulting firm serving law firms and corporations. The acquisition was accounted for using the purchase method of accounting. The purchase price of $3,550 includes an initial payment of $1,700 with the remainder of $1,850 evidenced by a note payable bearing interest at 7%. Approximately $3,500 in goodwill was recorded and is being amortized over 20 years.

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

Applix Software Computer Service

On February 1, 1995, the Company acquired for $200 in cash certain assets of a sole proprietorship doing business as "Applix Software Computer Service", and formed the Annapplix division of the Company. The Annapplix division was a provider of general data processing consulting services and network administration services, and was considered a separate segment of the Company's operations.

The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired business are included in the accompanying 1995 consolidated statement of income from February 1, 1995, the date of acquisition, through December 31, 1995. The excess of the cost of the acquisition over the fair value of the assets acquired of $136 was recorded as goodwill.

In January 1996, the Board of Directors and management of the Company committed to a formal plan to sell the Annapplix division based on an assessment that the division was not complementary to its core litigation support services. In March 1996, the Company agreed to sell the division to a group including the former owner and certain other officers and stockholders of the Company. The Company

        FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. ACQUISITIONS AND DISCONTINUED OPERATIONS - (CONTINUED)

Applix Software Computer Service (continued)

sold the furniture, equipment and intangible assets of the division in exchange for cash of $150, and retained ownership of billed and unbilled accounts receivable, buildings and accounts payable. The effective date of the sale was April 1, 1996.

The Company recorded the results of operations and estimated loss on the sale of Annapplix as a discontinued operation in the 1995 consolidated financial statements. The estimated loss on the sale of $365 included an accrual of $285 for the operating losses, net of the related income tax benefit, for the period from January 1, 1996 through March 31, 1996, the date of disposal.

5. BORROWINGS UNDER LINE OF CREDIT

The Company has a demand line of credit with a bank expiring on May 31, 1998, under which the Company may borrow up to $10,000, subject to restrictions based on the available collateral. Borrowings under this line of credit bear interest at prime less variable percentages and are secured by accounts receivable and unbilled receivables. In connection with this credit line, the Company is required to maintain a minimum tangible net worth and comply with certain financial ratios and covenants. No amounts were outstanding under the line of credit at December 31, 1997 and 1996.

6. LONG-TERM DEBT

Long-term debt consists of a $80 mortgage note payable to a bank bearing interest at the prime rate plus 1.5% (10.0% at December 31, 1997) and secured by the related building. The note requires monthly interest payments and a lump-sum payment of the entire principal on January 1, 1999.

The Company issued a note payable in the amount of $1,850 in connection with the acquisition of Bodaken Associates. The note bears interest at 7% per annum, payable quarterly, and is due in installments of $1,200 on September 30, 1998, and $650 on September 30, 1999. The fair value of the note approximates its carrying value at December 31, 1997, based on the Company's current incremental borrowing rate.

7. STOCK OPTION PLANS

Prior to 1997, the Company granted certain options to key employees under the 1992 Stock Option Plan. This plan was terminated in 1997 upon the adoption of the 1997 Stock Option Plan ("the 1997 Plan"). The 1997 Plan provides for the granting to employees and non-employee directors of non-qualified options to purchase an aggregate of up to 1,000,000 shares of common stock. Options to purchase common stock may be granted at prices not less than 50% of the fair market value of the common stock at the date of grant, for a term of no more than ten years. Vesting provisions for individual awards are at the discretion of the Board of Directors.

        FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. STOCK OPTION PLANS - (CONTINUED)

The following table summarizes the option activity for the three-year period ended December 31, 1997:


                                                                    1997                            1996
                                                                   WEIGHTED                        WEIGHTED
                                                                 AVG EXERCISE                    AVG EXERCISE
                                                     1997            PRICE           1996           PRICE          1995
                                                 ------------   --------------   ------------   -------------   ----------
Options outstanding at January 1 .............       576,179       $  5.88          242,659        $  3.14        209,059
Options granted ..............................       995,850          9.02          353,600           7.59         35,700
Options exercised ............................       (34,000)         2.85          (14,200)          2.73             --
Options forfeited ............................       (42,800)         8.48           (5,880)          3.57         (2,100)
                                                     -------       -------          -------        -------        -------
Options outstanding at December 31 ...........     1,495,229          7.96          576,179           5.88        242,659
                                                   =========       =======          =======        =======        =======
Options exercisable at December 31 ...........       448,325          6.47          206,899           3.58        103,849
                                                   =========       =======          =======        =======        =======
Weighted average exercise price per share for
options granted during the year ..............    $     9.02                      $    7.59                      $   4.76
                                                  ==========                      =========                      ========
Weighted average exercise price per share of
outstanding options at end of year ...........    $     7.96                      $    5.88                      $   3.13
                                                  ==========                      =========                      ========
Weighted average fair value of options granted
during the year ..............................    $     2.98                      $    1.56                      $   0.25
                                                  ==========                      =========                      ========



All options granted have an exercise price equal to or greater than the fair value of the Company's common stock on the date of grant. Exercise prices for options outstanding as of December 31, 1997, ranged from $2.38 to $12.38. The weighted average remaining contractual life of those options is 8.2 years.

Pro Forma Disclosures Required by Statement 123

To determine the pro forma data required by Statement 123 for 1997 and 1996, the Company used option pricing models to measure the fair value of options at the date of grant. For all option grants prior to May 1996 (the initial public offering date), the Company used the minimum value method to calculate pro forma compensation expense. For all grants after May 1996, the Company used the Black-Scholes option pricing model.

The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of the granted stock options under the minimum value method, the risk-free rate was assumed to be 5.5%, the dividend yield was estimated to be 0% and the expected life of the granted options varied from one to three years depending upon the vesting period.

Options valued using the Black-Scholes option pricing model assumed the following: risk-free interest rate of 5.5%, dividend yields of 0%, a volatility factor of .462 and an expected life of the granted options which varied from one to three years depending upon the vesting period.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income is $2,842 and $1,585 for the years ended December 31, 1997 and 1996, respectively. Pro forma earnings per common share is $0.63 and $0.44 for the years ended December 31, 1997 and 1996, respectively. Pro forma earnings per share,

        FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. STOCK OPTION PLANS - (CONTINUED)

assuming dilution, is $0.62 and $0.42 for the years ended December 31, 1997 and 1996, respectively. The effect of compensation expense from stock options on 1996 pro forma net income reflects only the vesting of 1996 awards, which, depending on the individual grant, vest over one year, two years, or three years. Pro forma net income in 1997 reflects additional vesting of 1996 awards and the first year of vesting of 1997 awards. Because most of the options granted vest over a three-year period, not until 1998 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.


8. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:


                                                                       1997       1996
                                                                     --------   -------
Deferred tax assets:
 Allowance for doubtful accounts .................................     $361      $155
 Accrued vacation ................................................       52        80
 Accrued bonus ...................................................       --         7
                                                                       ----      ----
Total deferred tax assets ........................................      413       242
Deferred tax liabilities:
 Use of cash basis for income tax purposes by subsidiary .........      192        21
 Capitalized software ............................................      156       104
 Prepaid expenses ................................................       62        35
 Other ...........................................................       12        --
                                                                       ----      ----
Total deferred tax liabilities ...................................      422       160
                                                                       ----      ----
Net deferred tax asset (liability) ...............................     $ (9)     $ 82
                                                                       ====      ====


Income tax expense attributable to continuing operations consisted of the following:

                                   1997        1996       1995
                                ---------   ---------   -------
          Current:
           Federal ..........    $1,983      $  726      $575
           State ............       494         168       152
                                 ------      ------      ----
                                  2,477         894       727
          Deferred (benefit):
           Federal ..........      (253)        269        38
           State ............        26          72        14
                                 ------      ------      ----
                                   (227)        341        52
                                 ------      ------      ----
                                 $2,250      $1,235      $779
                                 ======      ======      ====

        FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. INCOME TAXES - (CONTINUED)

The Company's provision for income taxes from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                                             1997        1996        1995
                                                          ---------   ---------   ----------
Expected federal income tax provision at 34% ..........    $1,885      $1,003        $648
Expenses not deductible for tax purposes ..............        70          48          31
State income taxes, net of federal benefit ............       293         159         107
Other .................................................         2          25          (7)
                                                           ------      ------        ------
                                                           $2,250      $1,235        $779
                                                           ======      ======        =====


9. OPERATING LEASES

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

Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1997:


          1998 .................................    $1,308
          1999 .................................     1,126
          2000 .................................     1,012
          2001 .................................     1,036
          2002 .................................       889
          Thereafter ...........................       586
                                                    ------
          Total minimum lease payments .........    $5,957
                                                    ======



Rental expense consists of the following:



                                            1997       1996       1995
                                          --------   --------   -------
     Furniture and equipment ..........    $  211     $  97      $ 99
     Office and storage ...............     1,131       839       819
                                           ------     -----      ----
                                           $1,342     $ 936      $918
                                           ------     -----      ----


10. EMPLOYEE BENEFIT PLAN

The Company maintains a qualified defined contribution plan which covers substantially all employees. Under the plan, participants are entitled to make both pre-tax and after-tax contributions. The Company matches a percentage of participant contributions, limited to 6% of the participant's eligible compensation. The percentage match is based on each participant's respective years of service. The Company recorded expense of $153, $146 and $116 during 1997, 1996 and 1995, respectively, related to this plan.

11. SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Financial Accounting Standards Board Statement No. 14, Financial

        FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. SEGMENT REPORTING - (CONTINUED)

Reporting for Segments of a Business Enterprise ("Statement 14") and establishes new standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also established standards for the related disclosures about products and services, geographical areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

The Company will adopt the provisions of the new standard in 1998. Under Statement 14, which is effective until the Company adopts Statement 131, the Company is considered to operate predominately in one segment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

     The information called for by Items 9 to 12 is incorporated by reference from the Forensic Technologies International Corporation Notice of 1998 Annual Meeting and Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1998.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13. EXHIBITS


*3.i      Amended   and   Restated   Articles  of   Incorporation   of  Forensic
          Technologies International Corporation.

*3.ii     Bylaws of Forensic Technologies International Corporation.

***10.1 Financing and Security Agreement dated October 28, 1996, between the Company and NationsBank, N. A., regarding a revolving credit facility in the maximum amount of $10 million.

*10.2     1992 Stock Option Plan, as amended.

*10.3 Employment Agreement dated as of January 1, 1996, between Forensic Technologies International Corporation and Jack B Dunn, IV.

*10.4 Employment Agreement dated as of January 1, 1996, between Forensic Technologies International Corporation and Joseph R. Reynolds, Jr.

*10.5 Employment Agreement dated as of January 1, 1996, between Forensic Technologies International Corporation and Daniel W. Luczak.

****10.6  1997 Stock Option Plan

*****10.7 Employee Stock Purchase Plan

11. Computation of Per Share Earnings ( included in Note 2 to the Consolidated Financial Statements included in Item 7, herein).

21.       Subsidiaries
          The Company has two subsidiaries Teklicon, Inc., incorporated in California and LWG, Inc., incorporated in Illinois

**23.0    Consent of Ernst & Young LLP.

**23.1    Consent of Young, Craig & Company, LLP.

**27.1    Financial Data Schedule for 6 months ended June 30, 1996 (Restated).

**27.2    Financial  Data  Schedule  for  9  months  ended  September  30,  1996
          (Restated).

**27.3    Financial  Data  Schedule  for  12  months  ended  December  31,  1996
          (Restated).

**27.4    Financial Data Schedule for 3 months ended March 30, 1997 (Restated).

**27.5    Financial Data Schedule for 6 months ended June 30, 1997 (Restated).

**27.6    Financial  Data  Schedule  for  9  months  ended  September  30,  1997
          (Restated).

**27.7    Financial Data Schedule for 12 months ended December 31, 1997


----------
* Filed as an exhibit to the Company's Registration Statement on Form SB-1, as amended (File No. 333-2002) and incorporated herein by reference.

**    Filed as an exhibit to this Form 10-KSB.

***   Filed as an exhibit to Form 10-KSB for year ended December 31, 1996.

**** Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-30173) and incorporated herein by reference.

***** Filed as an exhibit to the  Company's  Registration  Statement on Form S-8
      (File No. 333-30357) and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION

Date:   March 30, 1998                    By /s/ Jack B. Dunn, IV
    ---------------------------------       ----------------------------------
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


           SIGNATURE                                   TITLE                               DATE
------------------------------   -------------------------------------------------   ---------------

  /s/ JACK B. DUNN IV            Director, Chief Executive Officer and President     March 30, 1998
-------------------------          (principal executive officer)
   Jack B. Dunn, IV


   /s/ GARY SINDLER              Executive Vice President and Chief Financial        March 30, 1998
--------------------------         Officer, Secretary and Treasurer (principal
    Gary Sindler                   financial and accounting officer)


   /s/ DANIEL W. LUCZAK          Chairman of the Board                               March 30, 1998
-------------------------
     Daniel W. Luczak


 /s/ JOSEPH R. REYNOLDS, JR.     Vice Chairman of the Board                          March 30, 1998
-------------------------
 Joseph R. Reynolds, Jr.


 /s/ JAMES A. FLICK, JR.         Director                                            March 30, 1998
--------------------------
  James A. Flick, Jr.


 /s/ PETER F. O'MALLEY           Director                                            March 30, 1998
-------------------------
  Peter F. O'Malley


 /s/ DENNIS J. SHAUGHNESSY       Director                                            March 30, 1998
-------------------------
  Dennis J. Shaughnessy


   /s/ GEORGE P. STAMAS          Director                                            March 30, 1998
-------------------------
    George P. Stamas
