Form 10-Q
period 1998-03-31
FORENSIC TECHNOLOGIES INTERNATIONAL CORP
filed 1998-05-15
CIK 887936

2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ______________.

Commission File Number:  333-02002

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                 MARYLAND                                   52-1261113
                 --------                                   ----------

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

                                [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                     Outstanding at May 14, 1998
---------------------                             -----------------------------
Common Stock, par value                                     4,750,301
   $.01 per share

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION
                                      INDEX

                                                                                Page
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)
                      Balance Sheets - December 31, 1997 and
                      March 31, 1998 ........................................      3

                  Statements of Income - Three months ended
                      March 31, 1997, three months ended March 31, 1998 .....      5

                  Statements of Cash Flows - Three months ended
                      March 31, 1997, three months ended March 31, 1998 .....      6

                  Notes to Unaudited Financial Statements - March 31, 1998 ..      7

Item 2.           Management's Discussion and Analysis of
                      Results of Operations and
                      Financial Condition ...................................      9

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings .........................................     10

Item 2.           Changes in Securities .....................................     10

Item 3.           Defaults Upon Senior Securities ...........................     10

Item 4.           Submission of Matters to a Vote of Security Holders .......     10

Item 5.           Other Information .........................................     10

Item 6.           Exhibits and Reports on Form 8-K ..........................     10


SIGNATURES                                                                        11

        Forensic Technologies International Corporation and Subsidiaries

                           Consolidated Balance Sheets
                            (in thousands of dollars)

                                                                         DECEMBER 31,        MARCH 31,
                                                                             1997              1998
                                                                      --------------------------------------
                                                                          (audited)         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $     2,456       $     2,663
   Accounts receivable, less allowance of $487 in 1997 and
     $620 in 1998                                                             10,198            11,466
   Unbilled receivables, less allowance of $415 in 1997 and
     $441 in 1998                                                              4,194             3,703
   Deferred income taxes                                                         160               160
   Prepaid expenses and other current assets                                     681             1,165
                                                                      ------------------------------------
Total current assets                                                          17,689            19,157

Property and equipment:
   Buildings                                                                     411               411
   Furniture and equipment                                                    11,745            12,316
   Leasehold improvements                                                      1,591             1,526
                                                                      ------------------------------------
                                                                              13,747            14,253

   Accumulated depreciation and amortization                                  (7,459)           (7,863)
                                                                      ------------------------------------
                                                                               6,288             6,390

Goodwill, net of accumulated amortization of $81 in 1997
 and $144 in 1998                                                              5,141             5,078
Other assets                                                                      58                60
                                                                      ------------------------------------
Total assets                                                             $    29,176       $    30,685
                                                                      ====================================

                                                                         DECEMBER 31,        MARCH 31,
                                                                             1997              1998
                                                                      --------------------------------------
                                                                          (audited)         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                $        2,825     $       1,963
 Accrued compensation expense                                                  1,995             1,674
 Income taxes payable                                                            297               689
 Current portion of long-term debt                                             1,200             1,200
 Advances from clients                                                           519               402
 Other current liabilities                                                       219               117
                                                                      --------------------------------------
Total current liabilities                                                      7,055             6,045

Long-term debt, less current portion                                             730               730
Other long-term liabilities                                                      203               224
Deferred income taxes                                                            169               169
Commitments and contingent liabilities                                            --                --

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000 shares authorized,
     none outstanding                                                             --                --
   Common stock, $.01 par value; 16,000 shares
    authorized; 4,551 and 4,733 shares issued and
    outstanding in 1997 and 1998, respectively                                    46                47
   Additional paid-in capital                                                 14,526            15,917
   Retained earnings                                                           6,447             7,553
                                                                      ------------------------------------
Total stockholders' equity                                                    21,019            23,517
                                                                      ------------------------------------
Total liabilities and stockholders' equity                            $       29,176     $      30,685
                                                                      ====================================


See accompanying notes.

        Forensic Technologies International Corporation and Subsidiaries

                        Consolidated Statement of Income
                 (in thousands of dollars except per share data)

                                                                              THREE MONTHS ENDED MARCH 31
                                                                               1997                   1998
                                                                     -----------------------------------------------
                                                                                      (unaudited)
Revenues                                                                $         9,539      $         14,109

Direct cost of revenues                                                           5,162                 7,579
Selling, general and administrative expenses                                      3,349                 4,662
                                                                     -----------------------------------------------
Total costs and expenses                                                          8,511                12,241
                                                                     -----------------------------------------------

Income from operations                                                            1,028                 1,868

Other income (expense):
   Interest and other income                                                         76                    56
   Interest expense                                                                 (20)                  (59)
                                                                     -----------------------------------------------
                                                                                     56                    (3)
                                                                     -----------------------------------------------
Income before income taxes                                                        1,084                 1,865

Income taxes                                                                        444                   759

                                                                     -----------------------------------------------
Net income                                                              $           640      $          1,106
                                                                     ===============================================

Net income per common share                                                       $0.14                 $0.24
                                                                     ===============================================

Net income per common share - assuming dilution                                   $0.14                 $0.22
                                                                     ===============================================



See accompanying notes.

        Forensic Technologies International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (in thousands of dollars)

                                                                        THREE MONTHS ENDED MARCH 31
                                                                          1997                1998
                                                                  -----------------------------------------
                                                                                (unaudited)
OPERATING ACTIVITIES
Net income                                                        $            640     $         1,106
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                                                278                 445
   Amortization                                                                 33                 110
   Provision for doubtful accounts                                              30                 160
   Changes in operating assets and liabilities:
     Accounts receivable                                                      (405)             (1,401)
     Unbilled receivables                                                     (492)                465
     Prepaid expenses                                                          (69)               (484)
     Accounts payable                                                          (37)               (862)
     Accrued compensation expense                                              255                (321)
     Income taxes payable                                                      425                 448
     Advances from clients                                                     (42)               (117)
     Other current liabilities                                                 (11)               (103)
                                                                  -----------------------------------------
Net cash provided by (used in) operating activities                            605                (554)

INVESTING ACTIVITIES
Purchase of property and equipment                                            (751)               (621)
Proceeds from sale of property and equipment                                    --                  70
Change in other assets                                                          (8)                 (2)
                                                                  -----------------------------------------
Net cash used in investing activities                                         (759)               (553)

FINANCING ACTIVITIES
Exercise of stock options                                                       24               1,337
Payments of other long-term liabilities                                        (51)                (23)
                                                                  -----------------------------------------
Net cash provided by (used in) financing activities                            (27)              1,314
                                                                  -----------------------------------------

Net increase in cash and cash equivalents                                       (181)                207
Cash and cash equivalents at beginning of period                               5,894               2,456
                                                                  -----------------------------------------
Cash and cash equivalents at end of period                        $            5,713   $           2,663
                                                                  =========================================


See accompanying notes.

        FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
                (dollars in thousands, except for per share data)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2. EARNINGS PER SHARE

The following table summarizes the computations of basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED MARCH 31
                                                                      1997           1998
                                                                -------------- --------------
Numerator used in basic and diluted earnings per
common share:
Net income                                                             $640         $1,106
                                                                =============================

Denominator:

Denominator for basic earnings per common share
- weighted average shares                                             4,519          4,598

Effect of dilutive securities:
   Warrants                                                               -              7
   Employee stock options                                               123            467
                                                                -----------------------------
                                                                        123            474
Denominator for diluted earnings per common
     share - weighted average shares and
     assumed conversions                                              4,642          5,072
                                                                =============================

Basic earnings per common share                                    $    .14       $    .24
                                                                =============================
Diluted earnings per common share                                  $    .14       $    .22
                                                                =============================

        FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 1998 (CONTINUED)

3.    STOCKHOLDERS EQUITY


The components of stockholders equity are as follow:

                                                                      Additional
                                                        Common         Paid in       Retained
                                                         Stock         Capital       Earnings       Total
                                                         -----         -------       --------       -----
Balance at January 1, 1998                            $    46      $    14,526     $    6,447   $   21,019
Exercise of options to purchase 182,300
 shares of Common Stock, including income
 tax benefit of $55.                                        1            1,391                       1,392
Net income for three months ended
   March 31, 1998                                                                       1,106        1,106
                                                      ------------------------------------------------------
Balance at March 31, 1998                             $    47      $    15,917     $    7,553   $   23,517
                                                      ======================================================

4.    INCOME TAXES

The tax provision for the three months periods ended March 31, 1998 and 1997 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $759 for the three month period ended March 31, 1998 consists of federal and state income taxes.

                 FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the first quarter ended March 31, 1998, increased 47.9% to $14.1 million, compared to the same period in 1997. Excluding acquisitions during 1997, revenues during the quarter increased 27.0%. The increase is primarily the result of a 36.4% increase in visual communication services, attributable to high levels of active trials during the period, continued development of key relationships with major law firms and corporations and the success of an integrated marketing approach. Additional increases in revenue resulted from Engineering services, which grew 27.5% with higher levels of activity in both the engineering science consulting and Teklicon businesses.

Direct costs, as a percentage of revenue, were approximately the same during the first quarter of 1998 and 1997, as a result of managing the mix of internal and external resources to meet the demands for the Company's services. Selling, general and administrative expenses also remained relatively consistent during these periods as management focused on containing these costs while growing the business operations.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow used in operations during the quarter was due to the increase in accounts receivable balances and also to the payment of liabilities in a timely manner. Cash was also used in investing activities for the purchase of property and equipment. These outflows were funded by the exercise of stock options during the first quarter. Approximately 182,000 options were exercised in the first quarter of 1998 thus resulting in an overall increase in cash.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Incorporated   by  reference  from  the  Forensic   Technologies   International
Corporation Notice of 1998 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

22.  PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

Incorporated   by  reference  from  the  Forensic   Technologies   International
Corporation Notice of 1998 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A.

27. FINANCIAL DATA SCHEDULE FOR THREE MONTHS ENDED MARCH 31, 1998

(B)   REPORTS ON FORM 8-K

THE COMPANY DID NOT FILE ANY REPORTS ON FORM 8-K DURING THE THREE MONTHS ENDED MARCH 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  FORENSIC TECHNOLOGIES INTERNATIONAL CORPORATION

Date:  May 13, 1998                By /s/Gary Sindler
       ------------                   ------------------------------------------
                                   Executive Vice President and Chief
                                   Financial Officer, Secretary and Treasurer
                                   (principal financial and accounting officer)