Form 10-Q
period 1998-06-30
FTI CONSULTING INC
filed 1998-08-13
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ______________.


Commission File Number:  0000887936

                              FTI CONSULTING, INC.
             (Exact Name of Registrant as Specified in its Charter)

       MARYLAND                                                52-1261113
       --------                                                ----------

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

                     ---------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)

                     ---------------------------------------


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [ X ] Yes     [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                              Outstanding at August 13, 1998
-------------------------                   -----------------------------
Common Stock, par value                           4,753,901
     $.01 per share

                              FTI CONSULTING, INC.
                              --------------------

                                      INDEX

                                                                                           PAGE
                                                                                           ----

PART I             FINANCIAL INFORMATION

Item 1.            Financial Statements (unaudited)

                     Balance Sheets - December 31, 1997 and
                       June 30, 1998                                                        3

                     Statements of Income - Three months ended
                       June 30, 1997, three months ended June 30, 1998                      5

                     Statements of Income - Six months ended
                        June 30, 1997, six months ended June 30, 1998                       6

                     Statements of Cash Flows - Six months ended
                        June 30, 1997, six months ended June 30, 1998                       7

                     Notes to Unaudited Financial Statements - June 30, 1998                8

Item 2.            Management's Discussion and Analysis of
                   Results of Operations and Financial Condition                           11

PART II            OTHER INFORMATION

Item 1.            Legal Proceedings                                                       12

Item 2.            Changes in Securities                                                   12

Item 3.            Defaults Upon Senior Securities                                         12

Item 4.            Submission of Matters to a Vote of Security Holders                     12

Item 5.            Other Information                                                       12

Item 6.            Exhibits and Reports on Form 8-K                                        12


SIGNATURES                                                                                 13

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                            (in thousands of dollars)

                                                                          DECEMBER 31,        JUNE 30,
                                                                            1997              1998
                                                                      --------------------------------------
                                                                          (audited)         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $       2,456     $       3,816
   Accounts receivable, less allowance of $487 in 1997 and $405 in
     1998                                                                       10,198             9,570
   Unbilled receivables, less allowance of $415 in 1997 and $426 in
     1998                                                                        4,194             3,940
   Income taxes receivable                                                           -               576
   Deferred income taxes                                                           160                78
   Prepaid expenses and other current assets                                       681             1,400
                                                                      --------------------------------------
Total current assets                                                            17,689            19,380

Property and equipment:

   Buildings                                                                       411               411
   Furniture and equipment                                                      11,745            12,970
   Leasehold improvements                                                        1,591             1,565
                                                                      --------------------------------------
                                                                                13,747            14,946

   Accumulated depreciation and amortization                                    (7,459)           (8,633)
                                                                      --------------------------------------
                                                                                 6,288             6,313

Goodwill, net of accumulated amortization of $81 in 1997 and $247 in
   1998                                                                          5,141            14,764
Other assets                                                                        58                84
                                                                      ======================================
Total assets                                                              $     29,176       $    40,541
                                                                      ======================================

                                                                         DECEMBER 31,        JUNE 30,
                                                                             1997              1998
                                                                      --------------------------------------
                                                                          (audited)         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable and accrued expenses                              $          2,825  $          1,398
   Accrued compensation expense                                                  1,995             1,337
   Income taxes payable                                                            297                 -
   Current portion of long-term debt                                             1,200             7,550
   Advances from clients                                                           519               623
   Other current liabilities                                                       219               111
                                                                      --------------------------------------
Total current liabilities                                                        7,055            11,019

Long-term debt, less current portion                                               730             4,650
Other long-term liabilities                                                        203               308
Deferred income taxes                                                              169               414
Commitments and contingent liabilities                                               -                 -

Stockholders' equity:

   Preferred stock, $.01 par value; 4,000 shares authorized, none
     outstanding                                                                    --                --
   Common stock, $.01 par value; 16,000 shares authorized; 4,551 and
     4,742 shares issued and outstanding in 1997 and 1998,
     respectively                                                                   46                47
   Additional paid-in capital                                                   14,526            15,981
   Retained earnings                                                             6,447             8,122
                                                                      --------------------------------------
Total stockholders' equity                                                      21,019            24,150
                                                                      --------------------------------------
Total liabilities and stockholders' equity                                $     29,176     $      40,541
                                                                      ======================================




See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income
                 (in thousands of dollars except per share data)

                                                                               THREE MONTHS ENDED JUNE 30
                                                                               1997                   1998
                                                                     -----------------------------------------------
                                                                                      (unaudited)

Revenues                                                                $         9,471      $         11,860

Direct cost of revenues                                                           5,232                 6,732
Selling, general and administrative expenses                                      3,111                 4,086
                                                                     -----------------------------------------------
Total costs and expenses                                                          8,343                10,818
                                                                     -----------------------------------------------

Income from operations                                                            1,128                 1,042

Other income (expense):

   Interest and other income                                                         97                    57
   Interest expense                                                                 (22)                 (139)
                                                                     -----------------------------------------------
                                                                                     75                   (82)
                                                                     -----------------------------------------------
Income before income taxes                                                        1,203                   960

Income taxes                                                                        493                   390

                                                                     -----------------------------------------------
Net income                                                              $           710      $            570
                                                                     ===============================================

Net income per common share                                             $           0.16     $           0.12
                                                                     ===============================================

Net income per common share -  assuming dilution                        $           0.15     $           0.11
                                                                     ===============================================







See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income
                 (in thousands of dollars except per share data)

                                                                                SIX MONTHS ENDED JUNE 30
                                                                               1997                   1998
                                                                     -----------------------------------------------
                                                                                      (unaudited)

Revenues                                                                $        19,011        $       25,969

Direct cost of revenues                                                          10,393                14,312
Selling, general and administrative expenses                                      6,460                 8,748
                                                                     -----------------------------------------------
Total costs and expenses                                                         16,853                23,060
                                                                     -----------------------------------------------

Income from operations                                                            2,158                 2,909

Other income (expense):
   Interest and other income                                                        172                   113
   Interest expense                                                                 (42)                 (198)
                                                                     -----------------------------------------------
                                                                                    130                   (85)
                                                                     -----------------------------------------------
Income before income taxes                                                        2,288                 2,824

Income taxes                                                                        938                 1,149

                                                                     -----------------------------------------------
Net income                                                              $         1,350        $        1,675
                                                                     ===============================================


Net income per common share                                             $          0.30        $         0.36
                                                                     ===============================================

Net income per common share -  assuming dilution                        $          0.29        $         0.33
                                                                     ===============================================







See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (in thousands of dollars)

                                                                          SIX MONTHS ENDED JUNE 30
                                                                          1997                1998
                                                                  -----------------------------------------
                                                                                (unaudited)
OPERATING ACTIVITIES
Net income                                                                $    1,350       $       1,675
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Provided by operating activities:
     Depreciation                                                                616                 873
     Amortization                                                                 77                 258
     Provision for doubtful accounts                                              36                 (69)
     Loss on disposal of assets                                                    3                  (1)
     Non cash interest expense                                                     -                  60
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (439)              1,605
       Unbilled receivables                                                     (839)                242
       Prepaid expenses                                                         (254)               (646)
       Accounts payable                                                         (184)             (1,602)
       Accrued compensation expense                                               (7)               (694)
       Income taxes payable                                                      480                (818)
       Advances from clients                                                     (59)                103
       Other current liabilities                                                 (11)               (113)
                                                                  -----------------------------------------
Net cash provided by operating activities                                        769                 873

INVESTING ACTIVITIES
Purchase of property and equipment                                            (1,202)               (878)
Proceeds from sale of property and equipment                                       -                  69
Cash assumed in acquistion of KK&A                                                 -                  90
Contingent payments to LWG                                                         -                 (39)
Change in other assets                                                           (68)                (26)
                                                                  -----------------------------------------
Net cash used in investing activities                                         (1,270)               (784)

FINANCING ACTIVITIES
Exercise of stock options                                                         24               1,402
Payments of other long-term liabilities                                          (93)               (131)
                                                                  -----------------------------------------
Net cash provided by (used in) financing activities                              (69)              1,271
                                                                  -----------------------------------------

Net increase in cash and cash equivalents                                       (570)              1,360
Cash and cash equivalents at beginning of period                               5,894               2,456
                                                                  -----------------------------------------
Cash and cash equivalents at end of period                                   $ 5,324            $  3,816
                                                                  =========================================





See accompanying notes.

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998
                (dollars in thousands, except for per share data)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2. EARNINGS PER SHARE

The following table summarizes the computations of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                                          1997           1998          1997          1998
                                                      ------------- --------------- ------------ ------------
Numerator used in basic and diluted
earnings per common share:
Net income                                                   $710          $570        $1,350         $1,675
                                                      =======================================================

Denominator:
Denominator for basic earnings per
common share - weighted average shares                      4,527         4,744         4,523          4,671

Effect of dilutive securities:
    Warrants                                                    -            10             -              9
    Employee stock options                                    136           513           130            465
                                                      -------------------------------------------------------
                                                              136           523           130            474
Denominator for diluted earnings per
common share - weighted average shares
and assumed conversions                                     4,663         5,267           4,653        5,145
                                                      =======================================================

Basic earnings per common share                            $.16         $.12              $.30        $.36
                                                      =======================================================
Diluted earnings per common share                          $.15         $.11              $.29        $.33
                                                      =======================================================

                      FTI CONSULTING, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 1998 (CONTINUED)

3.    STOCKHOLDERS EQUITY

                                                                      Additional
                                                      Common          Paid in       Retained
                                                      Stock           Capital       Earnings      Total
                                                      -----           -------       --------      -----

Balance at January 1, 1998                            $     46      $    14,526     $    6,447   $   21,019
Exercise of options to purchase 182,300
  shares of Common Stock, including
  income tax benefit of $55.                                 1            1,455                       1,456
Net income for six months ended
   June 30, 1998                                                                         1,675        1,675
                                                      ------------------------------------------------------
Balance at June 30, 1998                              $     47      $    15,981     $    8,122   $   24,150
                                                      ======================================================

4.    INCOME TAXES

The tax provision for the six months periods ended June 30, 1998 and 1997 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $1,149 for the six month period ended June 30, 1998 consists of federal and state income taxes.

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 1998 (CONTINUED)

5.    ACQUISITIONS

Effective June 1, 1998 the Company acquired all of the outstanding common stock of Klick, Kent & Allen, Inc. (KK&A). KK&A, based in Alexandria, VA, provides strategic and economic consulting to various regulated businesses, advising on such matters as industry deregulation, mergers and acquisitions, rate and cost structures, economic and financial modeling and litigation risk analysis. The purchase price was $10 million payable in installments of $6 million on July 1, 1998, $2 million on July 1, 1999 and $2 million on July 1, 2000. In addition, contingent consideration equal to fifty percent of the pre-tax profits of KK&A for the three years ended June 30, 2001 payable annually on a rolling basis.

The acquisition was accounted for by the Company as a purchase and accordingly, the accompanying 1998 consolidated financial statements include the results of operations and cash flows of the acquired business beginning June 1, 1998. The excess of the cost of the acquisition over the fair value of the assets acquired of $9,808 was recorded as goodwill. Any future payments paid for contingent consideration will increase the amount of goodwill when such amounts are determinable. Goodwill will be amortized over 20 years. Six million dollars in promissory notes were issued at an interest rate of 7.0% and four million dollars in promissory notes were issued at an interest rate of 7.5%.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and KK&A as if the acquisition had occurred at the beginning of 1998 and 1997, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt, decrease in officer compensation, and related income tax effects. In connection with the acquisition, the Company entered into employment agreements with the four stockholders and executive officers of KK&A. The future amount of compensation to be paid to these officers, who will have substantially the same duties and responsibilities, will be less than the amounts paid in periods prior to the acquisition.

Pro Forma Years Ended                                    June 30, 1997       June 30, 1998
---------------------                                   --------------        ------------

Revenues                                                    $ 21,850               $ 28,055
Net income                                                  $  1,688               $  1,653
Net income per common share - assuming
dilution                                                    $    .36               $    .32

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                              FTI CONSULTING, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the second quarter and six months ended June 30, 1998 increased 25.2% to $11.9 million and 36.6% to $26.0 million over the same periods in 1997, respectively. The increases in the quarter were attributable to the acquisitions of LWG and Bodaken in September 1997 and to KK&A acquired in June of 1998. Increases in the six months comparable periods from internal growth amounted to approximately 10% with the remaining increase due to acquisitions. Internal growth was impacted by the earlier-than-expected conclusion of several major engagements and postponement of several others during the second quarter.

Direct costs during 1998 increased 28.7% and 37.7% over the comparable quarter and six month periods, respectively. Such increases, representing increases in resources attributable to client projects, were generally consistent with the increases in revenues. The increases during 1998 in selling, general and administrative expenses of 31.3% and 35.4% over the comparable quarter and six month periods represent increased costs due to new operations added through acquisitions and other cost increases attributable to growth of the business.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows provided by operations during the six months of 1998 as compared to the comparable period of 1997 remained constant despite increasing net income due to decreases in accounts receivable and accounts payable balances. Cash was used in this period for the purchase of property and equipment. Additional inflows of cash were provided by the exercise of stock options during the six months. Options for 182,300 shares were exercised in the first quarter of 1998 thus resulting in an overall increase in cash.

On July 1, 1998 the Company borrowed $6 million on the existing short-term line of credit for the first installment on the acquisition of KK&A. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements over the near term.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Incorporated by reference from the Forensic Technologies International Corporation (filed as Forensic Technologies International Corporation prior to the effectiveness of the name change) Notice of 1998 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     22.  PUBLISHED  REPORT  REGARDING  MATTERS  SUBMITTED  TO VOTE OF  SECURITY
          HOLDERS

          Incorporated by reference from the Forensic Technologies International Corporation (filed as Forensic Technologies International Corporation prior to the effectiveness of the name change) Notice of 1998 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A.

     27.  FINANCIAL DATA SCHEDULE FOR SIX MONTHS ENDED JUNE 30, 1998.

(B)  REPORTS ON FORM 8-K

          THE COMPANY FILED AN 8-K FOR THE ACQUISITION OF KLICK, KENT & ALLEN, INC. ON JULY 15, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  FTI CONSULTING, INC.

Date:  August 13, 1998                By /s/Gary Sindler
       --------------                   ---------------
                                     Executive Vice President, Chief Financial
                                     Officer, Secretary and Treasurer (principal
                                     financial and accounting officer)