Form 10-Q
period 1998-09-30
FTI CONSULTING INC
filed 1998-11-16
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998; or

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


                                 (410) 224-8770
                                 --------------
              (Registrant's Telephone Number, Including Area Code)
                 ----------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)
                 ----------------------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [ X ] Yes       [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                 Outstanding at November 13, 1998
         -----                                 --------------------------------
Common Stock, par value                                   4,781,895
     $.01 per share

                              FTI CONSULTING, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

            Balance Sheets - December 31, 1997 and
              September 30, 1998                                               3

            Statements of Income - Three months ended
              September 30, 1997, three months ended September 30, 1998        5

            Statements of Income - Nine months ended
              September 30, 1997, nine months ended September 30, 1998         6

            Statements of Cash Flows - Nine months ended
              September 30, 1997, nine months ended September 30, 1998         7

            Notes to Unaudited Financial Statements - September 30, 1998       8

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition                       12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13

Item 2.   Changes in Securities                                               13

Item 3.   Defaults Upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 5.   Other Information                                                   13

Item 6.   Exhibits and Reports on Form 8-K                                    13


SIGNATURES                                                                    14

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                         DECEMBER 31,      SEPTEMBER 30,
                                                                             1997              1998
                                                                      --------------------------------------
                                                                          (audited)         (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                 $  2,456      $       3,806
   Accounts receivable, less allowance of $487 in 1997 and $858 in
     1998                                                                       10,198            11,288
   Unbilled receivables, less allowance of $415 in 1997 and $983 in
     1998                                                                        4,194             8,921
   Income taxes receivable                                                           -               423
   Deferred income taxes                                                           160                 -
   Prepaid expenses and other current assets                                       681             1,960
                                                                      --------------------------------------
Total current assets                                                            17,689            26,398

Property and equipment:
   Buildings                                                                       411               411
   Furniture and equipment                                                      11,745            13,583
   Leasehold improvements                                                        1,591             1,609
                                                                      --------------------------------------
                                                                                13,747            15,603

   Accumulated depreciation and amortization                                    (7,459)           (8,323)
                                                                      --------------------------------------
                                                                                 6,288             7,280
Goodwill, net of accumulated amortization of $81 in 1997
   and $521 in 1998                                                              5,141            46,634
Other assets                                                                        58               110
                                                                      ======================================
Total assets                                                                $   29,176        $   80,422
                                                                      ======================================

                                                                         DECEMBER 31,      SEPTEMBER 30,
                                                                             1997              1998
                                                                      --------------------------------------
                                                                          (audited)         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable and accrued expenses                                   $     2,825       $     2,604
   Line of credit                                                                    -            26,000
   Accrued compensation expense                                                  1,995             2,793
   Income taxes payable                                                            297                 -
   Current portion of long-term debt                                             1,200            10,650
   Current deferred taxes                                                            -               593
   Advances from clients                                                           519               472
   Other current liabilities                                                       219               320
                                                                      --------------------------------------
Total current liabilities                                                        7,055            43,432

Long-term debt, less current portion                                               730             9,700
Other long-term liabilities                                                        203               227
Deferred income taxes                                                              169             2,322
Commitments and contingent liabilities                                               -                 -

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000 shares authorized, none
     outstanding                                                                    --                --
   Common stock, $.01 par value; 16,000 shares authorized; 4,551 and
     4,782 shares issued and outstanding in 1997 and 1998,
     respectively                                                                   46                48
   Additional paid-in capital                                                   14,526            16,190
   Retained earnings                                                             6,447             8,503
                                                                      --------------------------------------
Total stockholders' equity                                                      21,019            24,741
                                                                      ======================================
Total liabilities and stockholders' equity                                    $ 29,176         $  80,422
                                                                      ======================================


See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income
                 (in thousands of dollars except per share data)

                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                                    1997             1998
                                                              --------------------------------
                                                                        (unaudited)
Revenues                                                         $ 10,675       $ 13,501
Direct cost of revenues                                             5,338          7,107
Selling, general and administrative expenses                        3,684          5,367
                                                              -------------------------------
Total costs and expenses                                            9,022         12,474
                                                              -------------------------------
Income from operations                                              1,653          1,027
Other income (expense):
   Interest and other income                                           89             87
   Interest expense                                                   (76)           (423)
                                                              -------------------------------
                                                                       13            (336)
                                                              -------------------------------
Income before income taxes                                          1,666            691
Income taxes                                                          693            309
                                                              ===============================
Net income                                                       $    973       $    382
                                                              ===============================
Net income per common share                                           $0.21       $0.08
                                                              ===============================
Net income per common share -  assuming dilution                      $0.20       $0.08
                                                              ===============================


See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income
                 (in thousands of dollars except per share data)

                                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                                          1997                1998
                                                                     --------------------------------------
                                                                                (unaudited)
Revenues                                                                $  29,686         $   39,470

Direct cost of revenues                                                    15,753             21,419
Selling, general and administrative expenses                               10,122             14,116
                                                                     --------------------------------------
Total costs and expenses                                                   25,875             35,535
                                                                     --------------------------------------

Income from operations                                                      3,811              3,935

Other income (expense):
   Interest and other income                                                  261                200
   Interest expense                                                          (119)              (621)
                                                                     --------------------------------------
                                                                              142               (421)
                                                                     --------------------------------------
Income before income taxes                                                  3,953              3,514

Income taxes                                                                1,631              1,458
                                                                     ======================================
Net income                                                              $   2,322         $    2,056
                                                                     ======================================
Net income per common share                                             $    0.51         $     0.44
                                                                     ======================================
Net income per common share -  assuming dilution                        $    0.49         $     0.41
                                                                     ======================================


See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Statements of Cash Flows
                            (in thousands of dollars)

                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                                          1997                 1998
                                                                  --------------------------------------------
                                                                                  (unaudited)
OPERATING ACTIVITIES
Net income                                                                 $   2,322         $   2,056
Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
     Provided by operating activities:
     Depreciation                                                                978             1,310
     Amortization                                                                146               579
     Provision for doubtful accounts                                               -              (109)
     Loss on disposal of assets                                                  335                12
     Non cash interest expense                                                     -               140
     Changes in operating assets and liabilities:
       Accounts receivable                                                       534             3,516
       Unbilled receivables                                                   (2,372)             (790)
       Prepaid expenses                                                         (144)             (968)
       Accounts payable                                                         (556)             (335)
       Accrued compensation expense                                              651              (415)
      Income taxes payable                                                       452              (664)
       Advances from clients                                                    (200)              (47)
       Other current liabilities                                                 428              (241)
                                                                  ------------------------------------------
Net cash provided by operating activities                                      2,574             4,044

INVESTING ACTIVITIES
Purchase of property and equipment                                            (1,839)           (1,687)
Proceeds from sale of property and equipment                                  (3,665)               73
Cash assumed in acquistion of KK&A                                                 -                90
Cash assumed in acquistion of SEA                                                  -               300
Acquisition of KK&A                                                                -            (6,125)
Acquisition of KCI                                                                 -           (10,206)
Acquisition of SEA                                                                 -           (10,216)
Contingent payments to LWG                                                         -              (544)
Change in other assets                                                           (76)                2
                                                                  ------------------------------------------
Net cash used in investing activities                                         (5,580)          (28,313)

FINANCING ACTIVITIES
Exercise of stock options                                                         24             1,611
Borrowings on line of credit                                                       -            26,000
Borrowings on notes payable                                                      157                 -
Payments on notes payable                                                          -            (1,944)
Payments of other long-term liabilities                                         (140)              (48)
                                                                  ------------------------------------------
Net cash provided by financing activities                                         41            25,619
                                                                  ------------------------------------------
Net increase in cash and cash equivalents                                     (2,965)            1,350
Cash and cash equivalents at beginning of period                               5,894             2,456
                                                                  ==========================================
Cash and cash equivalents at end of period                                   $ 2,929           $ 3,806
                                                                  ==========================================

See accompanying notes.

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998
                (dollars in thousands, except for per share data)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2. EARNINGS PER SHARE

The following table summarizes the computations of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30                 SEPTEMBER 30
                                                           1997           1998          1997           1998
                                                       -------------- -------------- ------------ ---------------
Numerator used in basic and diluted
 earnings per common share:
Net income                                                  $   973       $   382       $ 2,322         $2,056
                                                       ============== ============== ============ ===============
Denominator:
Denominator for basic earnings per common share -
weighted average shares                                      4,527          4,774         4,525         4,706

Effect of dilutive securities:
    Employee stock options                                     243            104           243          369
                                                       -------------- -------------- ------------ ---------------

Denominator for diluted earnings per common share -
weighted average shares and assumed conversions              4,770          4,878         4,768        5,075
                                                       ============== ============== ============ ===============
Basic earnings per common share                             $  .21         $  .08       $   .51      $   .44
                                                       ============== ============== ============ ===============
Diluted earnings per common share                           $  .20         $   .08      $   .49      $   .41
                                                       ============== ============== ============ ===============

                     FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1998 (CONTINUED)

3.       STOCKHOLDERS EQUITY

                                                                       Additional
                                                         Common         Paid in      Retained
                                                         Stock          Capital      Earnings      Total
                                                         -----          -------      --------      -----
Balance at January 1, 1998                             $  46         $ 14,526      $ 6,447      $ 21,019
Exercise of options to purchase 230,983 shares of
   Common Stock, including income tax benefit of $55.      2            1,664                     1,666
Net income for nine months ended
   September 30, 1998                                                                2,056        2,056
                                                       ===========  ===========   =========   =========
Balance at September 30, 1998                          $  48         $ 16,190      $ 8,503      $ 24,741
                                                       =========== ===========    =========   =========



4.       INCOME TAXES

The tax provision for the nine months periods ended September 30, 1998 and 1997 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $1,458 for the nine month period ended September 30, 1998 consists of federal and state income taxes.

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1998 (CONTINUED)

5.       ACQUISITIONS

Effective June 1, 1998 the Company acquired all of the outstanding common stock of Klick, Kent & Allen, Inc. (KK&A). KK&A, based in Alexandria, VA, provides strategic and economic consulting to various regulated businesses, advising on such matters as industry deregulation, mergers and acquisitions, rate and cost structures, economic and financial modeling and litigation risk analysis. The acquisition was accounted for using the purchase method of accounting. The purchase price of $10.0 million includes an initial payment of $6.0 million with the remainder evidenced by a note payable bearing interest at 7.5%. Approximately $9.8 million in goodwill was recorded and is being amortized over 20 years. The results of KK&A operations from June 1, 1998 are included in the accompanying consolidated statement of income for the nine months ended September 30, 1998.

Effective September 1, 1998 the Company acquired all of the outstanding common stock of S.E.A., Inc. (SEA). SEA, based in Columbus, OH, provides investigation, research, analysis and quality control services in areas such as distress, product failure, fire and explosion, and vehicle and workplace accidents. The acquisition was accounted for using the purchase method of accounting. The purchase price of $15.6 million includes an initial payment of $10 million with the remainder evidenced by a note payable bearing interest at 7.5%. Approximately $13.2 million in goodwill was recorded and is being amortized over 20 years. The results of SEA operations from September 1, 1998 are included in the accompanying consolidated statement of income for the nine months ended September 30, 1998.

Effective September 17, 1998 the Company acquired all of the outstanding common stock of Kahn Consulting Inc. and Affiliate (KCI). KCI, based in New York, NY, provides litigation consulting services, including expert testimony in financial proceedings, forensic accounting, fraud investigation and fact-finding services. Additionally, KCI provides government contract consulting, strategic advisory, turnaround, bankruptcy and trustee services. The acquisition was accounted for using the purchase method of accounting. The purchase price of $20 million includes an initial payment of $10 million with the remainder evidenced by a note payable bearing interest at 7.5%. Approximately $18.5 million in goodwill was recorded and is being amortized over 20 years. The results of KCI operations from September 17, 1998 are included in the accompanying consolidated statement of income for the nine months ended September 30, 1998.

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1998 (CONTINUED)

5.        ACQUISITIONS (CONTINUED)

The following unaudited pro forma summary combines the consolidated results of operations of the Company, KK&A, KCI and SEA as if the acquisitions had occurred at the beginning of 1998 and 1997, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt, decrease in officer compensation, and related income tax effects. In connection with the acquisition, the Company entered into employment agreements with certain stockholders and executive officers of these companies. The future amount of compensation to be paid to these officers, who will have substantially the same duties and responsibilities, will be less than the amounts paid in periods prior to the acquisition.

Pro Forma Years Ended                                  September 30, 1997            September 30, 1998
---------------------                                  ------------------            ------------------

Revenues                                                      $ 52,098.3                  $ 59,391.6
Net income                                                    $  2,978.0                  $  1,851.8
Net income per common share - assuming dilution

                                                              $      .62                  $      .36




The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

6.       BORROWINGS UNDER LINE OF CREDIT

The Company has a demand line of credit with a bank expiring on May 31, 2000, under which the Company may borrow up to $27,000, subject to restrictions based on the available collateral. Borrowings under this line of credit bear interest at prime less variable percentages and are secured by accounts receivable and unbilled receivables. In connection with this line of credit, the Company is required to comply with certain financial ratios and convenants.

                              FTI CONSULTING, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the third quarter and nine months ended September 30, 1998 increased 26.5% to $13.5 million and 32.9% to $39.5 million over the same periods in 1997, respectively. The increases in the quarter were attributable to the acquisitions of LWG and Bodaken in September 1997, KK&A acquired in June 1998, and KCI and SEA acquired in September 1998. Increases in the nine months comparable periods from internal growth amounted to approximately 7% with the remaining increase due to acquisitions. Internal growth was slower primarily as a result of softness in the litigation marketplace resulting in lower than expected revenues during the third quarter.

Direct costs during 1998 increased 33.1% and 35.9% over the comparable quarter and nine month periods, respectively. Such increases, representing increases in resources attributable to client projects, were generally below increases in revenues attributable to lower that expected revenues, primarily from litigation services. The increases during 1998 in selling, general and administrative expenses of 45.7% and 39.5% over the comparable quarter and nine month periods represent increased costs due to new operations added through acquisitions and other cost increases attributable to growth of the business.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows provided by operations during the nine months of 1998 as compared to the comparable period of 1997 increased largely as a result of the decrease in accounts receivable. Cash was used in this period for the purchase of property and equipment. Additional inflows of cash were provided by the exercise of stock options during the nine months. Options for 217,900 shares were exercised during the nine months of 1998, resulting in an overall increase in cash.

During the third quarter, the Company borrowed $26 million on its short-term line of credit for the first installment on the acquisitions of KK&A, KCI and SEA. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements over the near term.

As a result of the acquisitions of KK&A, KCI and SEA, the Company no longer satisfies the net tangible assets requirement for continued listing on the Nasdaq National Market System and, therefore, is subject to delisting. Accordingly, the Company will pursue other options in effort to have its Common Stock remain listed on a national securities exchange. These options include applying to transfer the Company's listing to either the Nasdaq SmallCap Market or the American Stock Exchange. The Company believes it currently meets the applicable listing requirements on both of these exchanges.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     10.1 Financing and Security Agreement dated September 15, 1998, between the Company and NationsBank, N.A. regarding a revolving credit facility in the maximum amount of $35 million.

     22.  PUBLISHED  REPORT  REGARDING  MATTERS  SUBMITTED  TO VOTE OF  SECURITY
          HOLDERS

     Incorporated by reference from the Forensic Technologies International Corporation (filed as Forensic Technologies International Corporation prior to the effectiveness of the name change) Notice of 1998 Annual Meeting and Proxy Statement filed pursuant to Regulation 14A.

     27. FINANCIAL DATA SCHEDULE FOR NINE MONTHS ENDED SEPTEMBER 30, 1998.

(B)  REPORTS ON FORM 8-K

     The Company filed an 8-K for the acquisition of Klick, Kent & Allen, Inc. on July 15, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  FTI CONSULTING, INC.

Date:  November 13, 1998             By /s/Gary Sindler
       -----------------                ---------------
                                     Executive Vice President, Chief Financial
                                     Officer, Secretary and Treasurer (principal
                                     financial and accounting officer)