Form 10-Q/A
period 1998-09-30
FTI CONSULTING INC
filed 1998-12-10
CIK 887936

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

         Class                             Outstanding at December 10, 1998
         -----                             --------------------------------
Common Stock, par value                                   4,781,895
     $.01 per share

                              FTI CONSULTING, INC.

                                      INDEX

                                                                       PAGE
                                                                       ----

PART I          FINANCIAL INFORMATION

Item 2.         Management's Discussion and Analysis of
                Results of Operations and Financial Condition            3

SIGNATURES                                                               6

                              FTI CONSULTING, INC.

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

During the third quarter, the Company borrowed $26 million on its short-term line of credit for the first installment on the acquisitions of KK&A, KCI and SEA. The terms of this line of credit include a requirement that the Company receive a capital contribution of not less than ten million dollars prior to May 31, 1999 as an affirmative covenant of the loan. While there are currently no specific arrangements for raising this capital, the Company is reviewing alternatives to ensure compliance with the provisions of the financing agreement. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements over the near term.

As a result of the acquisitions of KK&A, KCI and SEA, the Company no longer satisfies the net tangible assets requirement for continued listing on the Nasdaq National Market System and, therefore, is subject to delisting. Accordingly, the Company will pursue other options in an effort to have its Common Stock remain listed on a national securities exchange. These options include applying to transfer the Company's listing to either the Nasdaq SmallCap Market or the American Stock Exchange. The Company believes it currently meets the applicable listing requirements on both of these exchanges.

YEAR 2000 READINESS DISCLOSURE

The year 2000 issue is the result of computer programs written using two digits (rather than four) to define the applicable year. Absent corrective actions, programs with date-sensitive logic may recognize "00" as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has commenced a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. The process involves four phases:

Phase I -- Inventory and Data Collection. This phase involves an identification of all items that are date dependent. The Company commenced this phase in the first quarter of 1998 and is now substantially complete.

Phase II -- Compliance Requests. This phase involves requests to systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company has identified and has begun to replace critical systems that cannot be updated or certified compliant. The Company commenced this phase in the first quarter of 1998 and expects to complete this phase before the end of the second quarter of 1999. The Company's principal compliance issue is focused at the existing business and accounting system developed over the past ten years. A new business and accounting system is currently being implemented and is vendor-certified to be Year 2000 compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant.

Phase III --- Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading the critical, non-compliant system as well as completing the implementation of the new business and accounting system. The Company expects to complete this phase by the middle of the third quarter of 1999.

Phase IV --- Final Testing, New Item Compliance. This phase involves review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment will be tested for compliance. The Company expects to complete this phase by the end of the third quarter of 1999.

In order to improve support for the continued growth of the Company, plans to replace the Company's existing, outdated business and accounting system were begun prior to the development of the Year 2000 compliance process. The Company presently believes that, with the implementation of the new business and accounting system, including hardware and software, the Year 2000 issue will not pose any significant operational problem. This substantial compliance has been achieved without the need to acquire significant new hardware, software, or systems other than in the ordinary course of business. The Company is not aware of any other material non-compliance that would require repair or replacement that would have a material effect on its financial position. As part of the Year 2000 process, formal communication with the Company's suppliers, customers and other support services will be initiated during the first quarter of 1999 and efforts will continue until positive statements of readiness have been received from all third parties. To date, the Company is not aware of any non-compliance by its customers or suppliers that would have material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Year 2000 issues, which will include the development of one or more contingency plans by mid 1999.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor provisions of the Private Securities Litigan Reform Act of 1995. Forward looking statements involve a number of risks and uncertainties. The Company's actual operations may differ significantly from the results discussed in the forward looking statements. Such statements can be identified by the use of forward looking terminology such as "may," "will," "could," "should," "expect," "intends," "anticipate," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. Factors which may cuase the actual results of operations in future periods to differ materially from forecast or anticipated results include, but not limited to (i) the postponement or settlement of any matter for which the Company is providing consulting or litigation support services, (ii) the inability of the Company to expand its business, (iii) the loss of any material clients or series of clients, (iv) the failure or delay of client payments for services rendered by the Company, (v) general economic and business conditions, both nationally and in the regions in which the Company conducts business, (vi) the failure of the Company or its material clients, vendors and suppliers to be Year 2000 compliant or a material increase in the costs associated with becoming Year 2000 compliant, (vii) competition, (viii) changes in business strategy, (ix)retention of the Company's executive officers, (x) the ability of the Company to attract and retain key personnel, (xi) the availability and terms of additional capital and the Company's ability to attract additional capital or equity investment, (xii) the ability of the Company to obtain additional financing and (xiii) other risks described from time time in the registrant's filings with the Securities and Exchange Commission. Given these incertainies, readers are cautioned not to place undue reliance on such statements. The registrant undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  FTI CONSULTING, INC.

Date:  December 10, 1998                       By /s/Gary Sindler
       -----------------                       ------------------
                                               Executive Vice  President,  Chief
                                               Financial Officer,  Secretary and
                                               Treasurer   (principal  financial
                                               and accounting officer)