Form 10-K
period 1998-12-31
FTI CONSULTING INC
filed 1999-03-31
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _______

                        COMMISSION FILE NUMBER: 001-14875

                              FTI CONSULTING, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MARYLAND                                         52-1261113
    ------------------------------              --------------------------------
   (State or Other Jurisdiction of             (IRS Employer Identification No.)
   Incorporation or Organization)

   2021 RESEARCH DRIVE, ANNAPOLIS, MARYLAND                      21401
   -----------------------------------------------------------------------------
   (Address of Principal Executive Offices)                    (Zip Code)

                                 (410) 224-8770
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
Common Stock, $.01 par value                    American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Registrant's Common Stock outstanding on March 24, 1999 was 4,829,132.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average sales price of the Registrant's Common Stock on March 24, 1999 was $12,767,238.*

* Excludes 1,011,178 shares deemed to be held by directors, officers and greater than 10% holders of the Common Stock outstanding at March 24, 1999. Exclusion of Common Stock held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by, or under common control with, the Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on April 30, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K. Certain exhibits to the Company's (1) Registration Statement on Form SB-1 (File No. 333-2002),
(2) Registration Statement on Form S-8 (File No. 333-30173), (3) Registration Statement on Form S-8 (File No. 333-30357), (4) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-14875), (5) Current Reports on Form 8-K filed July 15, 1998, October 2, 1998, October 13, 1998 and December 8, 1998 (File No. 001-14875) and (6) Form 8-A filed on March 3, 1999 (File No. 001-14875), are incorporated by reference into Part IV of this Annual Report on Form 10-K.


i

                              FTI CONSULTING, INC.

                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                               PAGE REFERENCE TO
                                                                   FORM 10-K

Part I
------

              Item 1.  Business...............................................4
              Item 2.  Properties............................................11
              Item 3.  Legal Proceedings.....................................11
              Item 4.  Submission of Matters to a Vote of Security Holders...12

Part II
-------

              Item 5. Market for the Company's Common Equity and
                        Related Shareholder Matters..........................13
              Item 6.  Selected Financial Data...............................14
              Item 7.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........15
              Item 7A. Quantitative and Qualitative Disclosure about
                        Market Risk..........................................20
              Item 8.  Financial Statements and Supplementary Data...........21
              Item 9.  Changes In and Disagreements with Accountants on
                        Accounting and Financial Disclosure..................46

Part III
--------

              Item 10. Directors and Executive Officers of the Company.......46
              Item 11. Executive Compensation................................46
              Item 12. Security Ownership of Certain Beneficial Owners
                        and Management.......................................46
              Item 13. Certain Relationships and Related Transactions........46

Part IV
-------

              Item 14. Exhibits, Financial Statement Schedule and
                        Reports on Form 8-K..................................47

                                ITEM 1. BUSINESS

COMPANY OVERVIEW

     FTI Consulting, Inc. ("FTI" or the "Company") provides consulting services to major corporations, law firms, banks and insurance companies in the United States. FTI has three business divisions: Litigation Services, Applied Sciences and Expert Financial Services. Through its Litigation Services division, FTI provides advice and services in connection with all phases of the litigation process, including discovery, jury selection, trial monitoring and visual communications services. FTI offers its clients, through the Applied Sciences division, engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights. FTI provides a range of financial consulting services, such as forensic accounting, fraud investigation, claims management and expert testimony in connection with quantifying damages, and bankruptcy and turnaround analysis, through its Expert Financial Services division. The Company's strategy is to be a one-stop shop for corporations, law firms, banks and insurance companies that wish to maximize the efficiency and effectiveness of their litigation support and claims management requirements.

     FTI focuses on developing and providing innovative applications from the fields of science, education, communications and technology to meet its clients needs in the best fashion. For example, the Company has adapted methods traditionally used in marketing and political polling to analyze how juries reach decisions, and has applied computer animation and simulation to enhance presentations and expert testimony on complex subjects such as airplane crashes, financial disputes, intellectual property resolutions and physical phenomena. The Company's staff of statistic, accounting, engineering, scientific, communication, artistic, computer management and jury professionals are recognized experts in their fields.

     In 1998, FTI completed three major acquisitions which brought the Company new consulting capabilities, expanded its existing capabilities and furthered its geographic reach. These were:

     o Klick, Kent & Allen, Inc. -- Klick, Kent & Allen, Inc. ("KK&A"), located in Alexandria, Virginia and serving the Washington, D.C. metropolitan area, provides strategic and economic consulting. FTI completed the acquisition of KK&A on June 1, 1998.

     o Kahn Consulting, Inc. -- Kahn Consulting, Inc. ("KCI"), located in New York, New York, provides specialized consulting services in three primary areas: (1) bankruptcy, trustee and examiner accounting and financial services; (2) turnaround and strategic advisory services; and (3) expert accounting testimony and government contract consulting. The Company completed its acquisition of KCI on September 17, 1998.

     o S.E.A., Inc. -- S.E.A., Inc. ("S.E.A."), located in Columbus, Ohio, provides specialized consulting services in fire investigation, product failure analysis, vehicular accident reconstruction, vehicle dynamics, qualitative and quantitative chemical analysis and structural distress and failure evaluation. FTI completed the acquisition of S.E.A. on September 1, 1998.

MARKET OVERVIEW

The Litigation Market

     According to U.S. Bureau of Census statistics, the market for legal services in the United States exceeds $100 billion. These costs, in addition to the risks of incurring large monetary judgments in litigation, have led many corporations to focus on the management of the litigation process. Rather than attempting to manage the process internally, corporations and even outside law firms increasingly have been turning to litigation service consultants to manage aspects of the litigation process.

     Dramatic increases in the costs and complexity of litigation have created a need for litigation support specialists. Consulting firms have taken advantage of the emergence of new media, including animation and image enhancement, to improve the quality of trial preparation and presentation. The complex and sophisticated nature of recent cases in such areas as toxic torts, intellectual property infringements and medical products liability have lent themselves to new media presentation techniques. The presentation of complicated concepts is dramatically enhanced by visual presentation and 3D animation using media commonly accepted and understood by jurors. Consequently, visual technology is becoming increasingly prevalent in the courtroom. The significant decrease in the cost of the technology has made it a cost effective alternative for most trials. The dramatic increase in size of trials and volume of information has made it a necessity.

     Perhaps the most dramatic trend affecting the growth of the litigation support services market, however, has been the increasing sophistication of courtroom presentation and document management techniques. Computerized document management in cases involving millions of pages of deposition testimony and exhibits has become widely used in the federal and state court systems. Improvements in document management enable litigation support firms to provide a higher quality of service at a reduced cost. Moreover, effective document management and exhibit and trial preparation allows companies to better focus on the issues involved in litigation so that they can better chart a cost effective strategy with regard to resolution of the issues and control of the expenses.

Litigation Services

     FTI believes its litigation services division has benefited from the efforts of major corporations to better manage the litigation process and reduce their overall legal costs. The Company also believes its TrialMax II software is among the leading trial preparation and presentation software tools available in the industry and its use fosters the efficiencies sought by our clients.

Applied Sciences

     The Applied Sciences Division specializes in analyzing the causes of accidents resulting from such events as poor product design, fires, chemicals mishaps and construction accidents. The Division also assists companies in assessing preventative measures relating to product design and the evaluation of the causes of product failures. As a result, we are engaged by companies at an early stage of potential litigation or on a quality control basis absent any litigation at all. We have been called upon to assess the causes and relative levels of responsibility of an accident, as well as to design preventative measures. As a result of being engaged so early in the process, the Company believes that revenues from these services generally are steadier and less incident-driven than the revenues of other firms involved exclusively in the latter stages of litigation preparation or other types of consulting services.

Expert Financial Services

     While the litigation support market traditionally has focused on the latter stages of the trial process, such as jury selection, exhibit preparation and the trial process itself, today's clients are looking to manage costs effectively over the entire process, including the pre-litigation phase. For this reason, FTI has entered the broader field of providing financial consulting services. To provide financial consulting services, we generally employ statistical and economic tools to help companies evaluate issues such as determining the economic impact of deregulation of certain industries, the amount of commercial damages suffered by businesses as a result of a tort or a breach of contract, the existence of discriminatory employment practices and the value of a business or professional practice for appraisal purposes. Additionally, we work with clients to develop business strategy and tactics on an ongoing basis. Forensic accounting specialists, such as those employed by KCI, work with companies dealing with the investigation of disclosure and fraud issues, as well as companies which are undergoing restructuring or bankruptcy reorganizations. We believe that by providing these services we often have access to companies at an especially early stage of the litigation process.

BUSINESS STRATEGIES

     Traditionally, litigation consulting firms, including the Company, focused on discrete stages of the litigation process from the inception of a cause of action to final resolution through a jury trial. Recently, however, FTI has sought to integrate complementary litigation, applied sciences and financial services and products. FTI believes that this integration gives it a distinct advantage over smaller niche players because it can become involved with potential clients at a much earlier stage of the dispute resolution process or even on an ongoing, retainer-type basis.

     FTI's strategy is to become a national company possessing a critical mass, a broad range of services and a cost-effective delivery of high-quality services to clients. The Company's business strategy, combining strong internal growth with an aggressive acquisition philosophy, is designed to achieve these goals.

     The Company believes the following elements are key to the continued success of its business strategy:

     o Quality. The Company believes that size and reputation are critical elements to the purchasing decisions of corporations, law firms, banks and insurance companies. By hiring the most qualified professionals and by acquiring highly respected firms, FTI has sought to distinguish itself within this industry. The Company has benefited both from the skills of these professionals, as well as the client relationships brought by them to FTI. The Company has also sought to foster its existing client relationships by providing its clients with the highest quality products and services.

     o Expand to a Broader Range of Services. By adopting an integrated services approach to its business, FTI is transitioning itself from its vendor-based roots to a more full-service advisor. In this capacity, the Company hopes to better fulfill its clients' expectations. Whereas FTI started as an expert witness firm in 1982, it has since expanded to offer its clients services in visual communications (1987), jury consulting (1992), insurance claims management (1997), and analytic engineering, economic consulting and forensic accounting (1998). The increased range of services available has led to increased expectations from FTI's clients. As its clients have sought more broad-based and strategic assignments, FTI has been able to market its other services.

     o Size and Critical Mass. Large forensic and litigation matters today often require the service provider to be able to provide services on a number of matters. To enhance its ability to service such contracts, the Company has pursued a strategy of increasing the number of, and range of skills provided by, its professionals and investing in support equipment.

     o Geographic Expansion. The Company seeks new business opportunities by expanding its operations in strategic geographic markets. The Company believes that the ability to provide services on a nationwide basis is a competitive advantage in securing business from large, geographically diverse corporations. Furthermore, proximity to a client provides a significant cost advantage. The Company's strategy is to expand both the number of offices it maintains and the services provided by each office.

     o Cost Effective Delivery of Service. The Company is dedicated to providing cost-effective solutions to its clients. The Company offers a disciplined project management approach to ensure adherence to the client's budgets and schedules. The Company also maintains a flexible cost structure by using a mix of employees and outside consultants. This reduces fixed overhead costs while offering solutions and expertise tailored to the specific requirements of a client's case.

BUSINESS SERVICES

     Consistent with the Company's strategy of being an integrated provider of litigation support services, it offers a broad range of trial consulting services to corporations, insurance companies and law firms at every stage of the trial process. In the pre-trial phase, FTI offers services relating to the discovery process. Such services include determining the cause of accidents, assessing damages, developing databases, investigating the possible infringement of patents and analyzing damaged physical structures. In addition, FTI helps litigants prepare for the jury selection and venue choice phases of trial by soliciting community attitudes through focus group studies and venue surveys. Increasingly, the Company is also called upon to consult on the logistics and management of the myriad of documents that are part of large cases.

     In the trial phase, the Company assists attorneys in the preparation of their cases by performing mock trials, preparing expert witnesses for testimony and surveying people with regard to the effectiveness of specific legal arguments and the general sentiment towards its client. These surveys can enlighten litigants on the strength of their case and the likelihood of prevailing, as well as the advisability of seeking settlement. FTI's document management, visual communication and courtroom technology products are designed to facilitate the trial process and help litigants present clear and strong legal arguments to a jury.

     The Company also offers services regarding the post-trial phase of the litigation process. By surveying jurors, FTI can help its clients understand the basis of a jury's verdict. This information is useful for determining the likelihood of prevailing on similar litigation in other venues. Moreover, FTI can help its clients appreciate the full economic consequences of a verdict, and whether an appeal would even be cost-effective. Such information may also be relevant with regard to the determination of future courses of action for the client.

     The Company also performs a number of non-trial consulting services such as quality assurance assessments for industrial, utility and automobile companies with regard to their products, analysis of computer and equipment problems related to Year 2000 ("Y2K") issues, forensic accounting and turnaround consulting services to businesses restructuring either on their own or through the bankruptcy process and consulting services to clients in regulated industries such as pipeline, railroad and telecommunications regarding their general business strategy, their rates and the general industry.

CLIENTS

In 1998, the Company performed work for 1,994 clients, including 1,061 law firms, 54 of which were rated in the top 100 law firms in 1998, as measured by the American Lawyer, based on revenues in the United States; 308 industrial clients, 83 of which were rated in the FORTUNE 500 for 1998; and 477 insurance companies, 19 of which were rated in the FORTUNE 500 for 1998. As of December 31, 1998, the Company was actively working on 3,753 different matters for 1,348 different clients. None of the Company's clients represented more than 10% of the Company's revenues during 1998.

COMPETITION

     The legal support services market is highly competitive. The Company faces various sources of competition, including several national companies, large public accounting firms and economic consulting organizations and a number of smaller firms that provide one or more services to local and regional markets. The source of competition often depends upon the services being provided by the Company. The litigation services group generally competes against other litigation consulting firms and small sole proprietorships. The applied science group competes against various regional or national concerns, independent experts and research organizations. The expert financial services group competes against accounting and economic consulting firms.

     In addition to pricing, competitive factors for the Company's services include reputation, geographic locations, performance record, quality of work, range of services provided and existence of an ongoing client relationship. On a nationwide basis, the Company's competitors include Engineering Animation, Inc., which provides animation services; Exponent, Inc., which provides engineering analysis services and a limited amount of animation services; Decision Quest, which provides jury analysis, visual packaging and animation services; and the national accounting firms. Certain national support service providers are larger than the Company and, on any given engagement, may have a competitive advantage over the Company with respect to one or more competitive factors. In addition, smaller local or regional firms, while not offering the range of services provided by FTI, often are able to provide the lowest price on a specific engagement because of their lower overhead costs and proximity to the engagement. The fragmented nature of the legal support services industry may also provide opportunities for large companies that offer complementary services to enter the market through acquisition. In the future, these and other competitive pressures could require the Company to modify its pricing or increase its spending for marketing to attract business.

EMPLOYEES

     As of December 31, 1998, the Company had 416 employees. Approximately 72 of the employees are in litigation support services, 161 in applied sciences and 43 in expert financial services. The remaining employees are administrative employees. The Company also maintains consulting arrangements with approximately 1,472 independent consultants, of whom approximately 379 were utilized on Company engagements during 1999.

     None of the Company's employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.

BUSINESS RISKS

     This Annual Report on Form 10-K, including the documents incorporated by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. When the Company refers to forward-looking statements or information, sometimes the Company uses words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes," "estimates," "anticipates" and "continues." In particular, the following summary of "Business Risks" describe forward-looking information. The business risks that are described are not all inclusive, particularly with respect to possible future events. Other parts of this Annual Report on Form 10-K may also describe forward-looking information. Things can happen that can cause actual results to be very different from those described. The Company also makes no promise to update any of our forward-looking statements, or to publicly release the results if we revise any of them. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to:

     o the loss of a number of key employees could adversely impact its ability to secure and complete engagements because the Company's business involves the delivery of professional services and is labor-intensive. Moreover, the loss of Jack B. Dunn, IV or Stewart
            J. Kahn as employees of FTI without a suitable replacement within 90 days could constitute a default under the Company's $13 million Investment and Loan Agreement with Allied Capital Corporation;
     o the availability and terms of additional capital or debt financing to fund future acquisitions and for working capital purposes;
     o significant competition for business opportunities and acquisition candidates, because of the fragmented nature of companies offering similar services and the strategy of competitors to also grow and diversify through acquisitions;
     o fluctuations of revenue and operating income between quarters because revenues are primarily derived from services provided in response to client requests or events that occur without notice, and engagements, generally billed on a "time and expenses" basis, are terminable at any time by clients and because of acquisitions; and
     o the continued integration of KK&A, KCI and S.E.A., acquired in 1998, and the integration of future acquisitions, involve inherent uncertainties, such as the expense of integrating businesses, the effect on the acquired business and on FTI of FTI's efforts to integrate and achieve economies of scale and the availability of management resources to oversee the operations of the acquired business.
     o Risks associated with quantitative and qualitative market risks such as fluctuations in interest rates as described under Item 7.A. of this Annual Report on Form10-K.

                               ITEM 2. PROPERTIES

     FTI leases its principal facility in Annapolis, Maryland, which totals approximately 39,100 square feet under a lease that expires in December 2003. The Company also leases offices across the United States, in cities such as New York, Chicago, Houston, Los Angeles, Philadelphia, Atlanta, Columbus and Washington, D.C.

     The Company believes that its leased facilities are adequate for its current needs, and that suitable additional space, should it be needed, will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

     The Company also owns 5,000 square feet in Germantown, Maryland, from which the Company conducted the business of its former Annapplix division. The Company is attempting to lease or sell these premises.

                            ITEM 3. LEGAL PROCEEDINGS

Titanium

     FTI entered into a Stock Purchase Agreement (the "Agreement") with Glenn R. Baker and Dennis A. Guenther (the "Selling Stockholders") dated September 25, 1998. Pursuant to the Agreement, FTI acquired (the "Acquisition") all of the issued and outstanding shares of S.E.A. Prior to the Acquisition, in 1993 Titanium Industries filed suit against S.E.A., Inc. in the Court of Common Pleas, Mahoning County, Ohio, (the "Titanium Claim") claiming negligent misrepresentation and breach of contract. On June 27, 1994, a judgment of decree was rendered in favor of Titanium Industries and against S.E.A., Inc. The judgment was appealed to the Court of Appeals of Ohio - Seventh District. On April 11, 1997, the Court of Appeals ordered that the judgment of the Common Pleas Court of Mahoning County, Ohio be reversed and remanded the case to the trial court. The Agreement provides that the Selling Stockholders will indemnify FTI for any loss in connection with the Titanium Claim.

Pixel

     In 1997, FTI and six of its Stamford, Connecticut employees were sued by Pixel, Inc. ("Pixel"), a California company, which previously had an office in Stamford, Connecticut (at which the individual defendants worked). The complaint asserts multiple tort claims and two statutory claims against FTI and the individuals, all related to the decision of the individual defendants to leave the employ of Pixel and work for FTI, allegedly in competition with Pixel using Pixel's confidential and proprietary information. FTI is accused of encouraging this behavior. The action is pending in Connecticut state court and all defendants, including FTI, are represented by the Connecticut law firm of Shipman & Goodwin. Piper & Marbury has also been admitted for purposes of the case. The case is styled Pixel, Incorporated v. Forensic Technologies International Corporation, et al., Docket No. CV-97-9349702S and is pending in the Supreme Court for the Judicial District of Fairfield at Bridgeport.

     In addition to injunctive relief against all defendants, including FTI, Pixel seeks the return of any of its records taken by the individual defendants. Pixel also seeks unspecified damages (and, to the extend the alleged acts are violative of Conn. Gen. Stats. ss.52-564 relating to theft of property, treble damages) plus interest, costs, disbursements and attorneys' fees. In interrogatory answers, Pixel claims $7,000,000 in damages for the destruction of its business and over $1,000,000 a year lost income (beginning presumably in late 1996).

     While the case is pending for almost two years, only recently have interrogatory answers and documents been exchanged and only part of the deposition of the president of Pixel has been conducted. Based on the discovery to date, FTI appears to have good and meritorious defenses to the allegations in the complaint. As a result, the range of potential loss has not been estimated.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to the Company's stockholders for consideration during the quarter ended December 31, 1998.

                                     PART II

                 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

     (a) The Company did not conduct any sales of Restricted Securities during Fiscal 1998.

     (b) On March 9, 1999, FTI's common stock began trading on the American Stock Exchange under the symbol "FCN." Prior to that time, the common stock was listed on the Nasdaq National Market and traded under the symbol "FTIC." The following table sets forth for the periods indicated the high and low sales prices for the common stock, as reported on the Nasdaq National Market for each fiscal quarter during the last two fiscal years.

                                                  HIGH              LOW
                                                  ----              ---

FISCAL YEAR ENDED DECEMBER 31, 1997
First fiscal quarter
                                                 $9 5/8            $5 1/2
Second fiscal quarter
                                                 $8                $5 5/8
Third fiscal quarter
                                                 $9 1/2            $6 3/4
Fourth fiscal quarter
                                                $14 3/4            $9
FISCAL YEAR ENDED DECEMBER 31, 1998
First fiscal quarter
                                                $16 1/4           $10
Second fiscal quarter
                                                $20 3/4           $13 1/2
Third fiscal quarter
                                                $17 3/16           $4
Fourth fiscal quarter
                                                 $8 3/8            $2 3/8

     On March 29, 1999, the closing sales price for the Company's common stock on the American Stock Exchange was $2.875.

     The number of record holders of the Company's common stock as of March 22, 1999 was 98 and the number of beneficial holders was 1,950.

     The Company has not declared or paid any cash dividends on the Company's common stock to date and does not anticipate paying any cash dividends on its shares of common stock in the foreseeable future because it intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Pursuant to the Investment and Loan Agreement between the Company, Allied Capital Corporation and Allied Investment Corporation dated March 29, 1999, the Company has agreed not to declare or pay any dividends.

                         ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 1998 are derived from the Company's consolidated financial statements. The financial statements for the years ended December 31, 1994, 1995, 1996, 1997, and 1998 were audited by Ernst & Young LLP. The data below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                                                       YEAR ENDED DECEMBER 31
                                                -------------------------------------------------------------------
                                                   1998         1997         1996           1995 (1)        1994
                                                -----------  -----------  ------------  --------------  -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                                          $ 58,615     $ 44,175      $ 30,648        $ 23,381     $ 20,254

Direct cost of revenues                             31,402       23,564        17,020          11,366       10,499
Selling, general and administrative expenses        21,528       15,241        10,786           9,887        8,320
                                                -----------  -----------  ------------  --------------  -----------
Total costs and expenses                            52,930       38,805        27,806          21,253       18,819
                                                -----------  -----------  ------------  --------------  -----------
Income from operations                               5,685        5,370         2,842           2,128        1,435
Other income (expense)                             (1,163)          173           107           (222)        (110)
                                                -----------  -----------  ------------  --------------  -----------
Income from continuing operations before

  Income taxes                                       4,522        5,543         2,949           1,906        1,325
Income taxes                                         1,954        2,250         1,235             779          552
                                                -----------  -----------  ------------  --------------  -----------
Income from continuing operations                    2,568        3,293         1,714           1,127          773
Loss from operations of discontinued
  Operations, net of tax (1)
                                                                                                 (65)
Loss on disposal of discontinued operations,
  Net of tax
                                                                                                (365)
                                                -----------  -----------  ------------  --------------  -----------
Net income                                           2,568        3,293         1,714             697          773
Preferred stock dividends                                -            -            62             125          125
Income available to common stockholders            $ 2,568      $ 3,293       $ 1,652         $   572        $ 648
                                                ----------   ----------   -----------   --------------  -----------
                                                ===========  ===========  ============  ==============  ===========

Earnings per common share from continuing
  Operations, assuming dilution                     $ 0.54       $ 0.73       $  0.46         $  0.27       $ 0.28
Earnings per common share, assuming dilu-
  tion                                              $ 0.51       $ 0.70       $  0.42         $  0.24       $ 0.26
Shares used in computation                           5,077        4,698         4,174           3,316        3,354

                                                                         AS OF DECEMBER 31,
                                                -----------------------------------------------------------------
                                                   1998         1997         1996           1995           1994
                                                -----------  -----------  ------------  --------------  -----------
BALANCE SHEET DATA:
Working capital                                    $ 9,071     $ 10,634      $ 13,311        $  2,259      $ 3,368
Total assets                                        79,747       29,176        20,868          10,756        8,071
Long-term debt, capital lease obligations
  And redeemable stock                              36,016        1,014           254           3,941        3,764
Total stockholders' equity                          25,594       21,019        17,629           1,463        1,838

(1) Effective March 31, 1996, the Company sold Annapolis to a group that includes Annapplix's former owner and certain officers and stockholders of the Company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition,".

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company derives revenue primarily from three business divisions: Litigation Services, Applied Sciences and Expert Financial Services. Through its Litigation Services division, FTI provides advice and services in connection with all phases of the litigation process. FTI offers its clients, through the Applied Sciences division, engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights. FTI provides a range of financial consulting services, such as forensic accounting, fraud investigation, claims management and expert testimony, and bankruptcy and turnaround analysis, through its Expert Financial Services division. The revenues generated from the business divisions consist of: (i) fees for professional services; (ii) fees for use of the Company's equipment and facilities, particularly animation computers; (iii) pass-through expenses such as the recruiting of subjects and participants for research surveys and mock trial activities and travel; and (iv) fees associated with work product production, such as static graph boards, color copies and digital video production. The Company recognizes revenue as work is performed or as related expenses are incurred.

The Company's goal is to provide value-added services to its clients either on a case-by-case basis or through ongoing relationships with major users of litigation and claims services. Over the past three years, the Company has taken several steps to grow the business and its industry prominence. Such steps include expanding into financial consulting services for trials, turnarounds and bankruptcies and recruiting additional visual communication staff and recognized professionals in the trial consulting business. By virtue of its recent acquisitions, the Company has further expanded its geographic reach with major offices now in New York, Columbus, Chicago, Houston, Los Angeles and Washington, DC.

In September 1996, the Company acquired Teklicon, Inc., in a transaction accounted for as a pooling of interests as further described in Note 4 of the "Notes to Consolidated Financial Statements." This acquisition significantly enhanced the Company's capabilities in high technology consulting and expert witness services to the legal profession and industry clients who require assessment of intellectual property rights and other industry problems that have high technology content.

In September 1997, the Company acquired LWG, Inc. (LWG) and Bodaken Associates (Bodaken) in transactions accounted for as purchases as further described in
Note 4 of the "Notes to Consolidated Financial Statements." LWG broadened the Company's offerings to the insurance market by adding capabilities in claims management consulting and restoration services. Bodaken enhanced the Company's jury and trial consulting capabilities, particularly in the western region of the U.S.

In 1998, the Company made three major acquisitions, all of which were accounted for as purchases as further described in Note 4 of "Notes to Consolidated Financial Statements." In June, the Company acquired Klick, Kent & Allen (KK&A). KK&A provides strategic and economic consulting to various regulated businesses, advising on such matters as industry deregulation, mergers and acquisitions, rate and cost structures, economic and financial modeling and litigation risk analysis.

In September 1998, the Company acquired both S.E.A., Inc. (S.E.A.) and Kahn Consulting, Inc. (KCI). S.E.A., headquartered in Columbus, Ohio, provides investigation, research, analysis and quality control services in areas such as distress, product failure, fire and explosion and vehicle and workplace accidents. The S.E.A. acquisition has allowed the Company to significantly expand it scientific consulting offerings, in addition to providing geographic expansion into the southeast and midwest markets. KCI, headquartered in New York City, provides expert testimony on accounting and financial issues; forensic accounting and fraud investigation services; strategic advisory, turnaround, bankruptcy and trustee services, and government contract consulting. The acquisitions of KCI and KK&A provide the foundation for the expansion of expert financial services into markets where the Company already has a presence.

In connection with the September acquisitions, the Company expanded and amended its line of credit with its bank and utilized $26 million of borrowings to fund the initial acquisition payments. In March 1999, the Company further amended its bank financing extending the maturity to September 2001, or possibly later under certain conditions, and revising certain covenants and other terms. The Company obtained $13 million of additional debt financing through the sale of subordinated debentures (with warrants) to an investor, maturing in March 2004.

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

REVENUES. Total revenues in 1998 increased 32.7% over 1997. Excluding acquisitions completed in 1998, revenues would have increased 6.9%. Litigation services revenues decreased 5.2% from 1997 to 1998 as a result of softness in the markets during the second and third quarter of 1998; however, there was a 14.4% improvement in our fourth quarter compared with the third quarter of 1998 as our volume of cases improved. The Applied Sciences Division experienced 90.4% growth in 1998 with more than half of that growth coming from the acquisition of S.E.A. The Expert Financial Services division grew by 120.2% with substantially all of that growth coming from acquisitions.

Total revenues in 1997 increased 44.1% or $13.5 million from 1996. Excluding acquisitions during 1997, total revenues increased 29.9%. The growth in total revenues resulted from a 35.0% increase in revenues generated by Litigation Services and a 17.0% increase in revenues generated by Applied Sciences, excluding acquisitions.

DIRECT COST OF REVENUES. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues as a percent of revenues was 53.6% in 1998, 53.3% in 1997 and 55.5% in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, and corporate overhead expenses. Selling, general and administrative expenses also include amortization of goodwill. As a percent of revenues, these expenses were 36.7% in 1998, 34.5% in 1997 and 35.2% in 1996. Excluding goodwill amortization, selling, general and administrative expenses as a percentage of sales were 35.0% in 1998 and 34.3% in 1997, both lower than the 35.2% in 1996.

OTHER INCOME AND EXPENSES. Interest expense consists of interest on a line of credit and Convertible Debentures in 1996 and, in 1997 and 1998, the interest expense associated with the purchased businesses referred to above. Additional cash, raised from the initial public offering allowed the Company to pay off the line of credit in mid-1996, thus reducing interest expense and increasing interest income during the second half of 1996 and the majority of 1997. In May 1996, the $1.8 million of 8% Subordinated Debentures converted into common stock, further contributing to the decrease in interest expense in 1996 as compared to 1995.

INCOME TAXES. In 1998, principally as a result of some of the goodwill amortization not being deductible for income tax purposes, the effective tax rate increased to 43.2%. It is expected that the effective tax rates will be between 45% and 49% in the foreseeable future. The Company's effective tax rate during the two years ended December 31, 1997, approximated 41%. See Note 7 of "Notes to Consolidated Financial Statements" for a reconciliation of the federal statutory rate to the effective tax rates during each of these years, and a summary of the components of the Company's deferred tax assets and liabilities.

FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL

In connection with its various acquisitions, the Company recorded goodwill, which is being amortized on a straight-line basis over periods of 15 to 25 years, its estimated periods that the Company will be benefited by such goodwill. At December 31, 1998, the unamortized goodwill was $45.2 million (which represented 57% of total assets and 176% of stockholders' equity). Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability and growth trends of the acquired companies and the relative lengths of time such companies have been in existence.

Management of the Company periodically reviews the Company's carrying value and recoverability of unamortized goodwill. If the facts and circumstances suggest that the goodwill may be impaired, the carrying value of such goodwill will be adjusted which will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors to be considered by management of the Company in determining whether goodwill is impaired, the most significant will be (i) losses from operations, (ii) loss of customers, and (iii) industry developments, including the Company's inability to maintain its market share, development of competitive products or services, and imposition of additional regulatory requirements.

LIQUIDITY AND CAPITAL RESOURCES

The Company in 1998 generated $5.3 million of cash flow from operations, an improvement of $1.7 million as compared to 1997. This increase is attributable to an increase in net income excluding non-cash charges (principally depreciation and amortization) of $271,000, and the favorable net cash effects of changes in working capital balances. The Company expects that cash flows from operations will increase in 1999, in part as a result of additional operating cash provided from businesses acquired in late 1998.

The Company borrowed $26.0 million in 1998 under its $27.0 million long-term credit facility with a bank to provide the $26.4 million of cash needed to acquire Klick, Kent & Allen, Inc., Kahn Consulting, Inc., and SEA, Inc. This credit facility was renegotiated in March 1999, and the new terms extend the maturity date of the loan to September 2001. This maturity date may be extended an additional year if the Company is successful in extending the maturity dates of certain notes issued to sellers of the acquired 1998 and 1997 businesses.

In connection with the acquisition of certain businesses in 1998 and 1997, and as described more fully in Note 4 of the 1998 consolidated financial statements, the Company is obligated under certain seller notes totaling $20.2 million at December 31, 1998. Of the $20.2 million outstanding at December 31, 1998, $10.65 million will become payable in 1999. The Company in March 1999 issued $13.0 million of subordinated debentures to provide additional cash resources as the seller notes begin to mature. The subordinated debentures initially bear interest at 9.25% per annum, and mature in lump sum in March 2004. The debentures prohibit the payment of dividends without the written consent of the holder.

The Company is required to comply with certain financial covenants related to operating performance and liquidity, as calculated quarterly, for both the revised and extended long-term credit facility and the subordinated debentures. The Company believes that it will be in compliance with all covenants throughout 1999.

During 1998 the Company expended $3.3 million for additions to property and equipment. This amount included expenditures for internal information systems that allow the Company to better manage its expanding operations. At December 31, 1998, the Company had no material commitments for the acquisition of property and equipment.

The Company believes that cash generated from operations and the financing arrangements completed in March 1999 will allow it to meet its obligations under notes maturing in 1999, and further provide for the necessary cash resources required in the near term to fund its expanding operations.

YEAR 2000 COMPLIANCE

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

The Company has commenced a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. The process involves four phases:

Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. The Company commenced this phase in the first quarter of 1998 and is now complete.

Phase II - Compliance Requests. This phase involves requests to systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company continues to replace critical systems that cannot be updated or certified compliant. The Company commenced this phase in the first quarter of 1998 and expects to complete this phase before the end of the second quarter of 1999. The Company's principal compliance issue is focused on the existing business and accounting system developed over the past ten years. A new business and accounting system has been implemented and is vendor-certified to be Year 2000 compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant.

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading the critical, non-compliant system as well as completing the implementation of the new business and accounting system. The Company has begun this phase and expects completion by the middle of the third quarter of 1999.

Phase IV - Final Testing, New Item Compliance. This phase involves review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment will be tested for Year 2000 compliance. The Company expects to complete this phase by the end of the third quarter of 1999. The Company presently believes that, with the implementation of the new business and accounting system, including hardware and software, the Year 2000 issue will not pose any significant operational problem.

This substantial compliance has been achieved without the need to acquire significant new hardware, software, or systems other than in the ordinary course of business. The Company is not aware of any other material Year 2000 non-compliance that would require repair or replacement that would have a material effect on its financial position. As part of the Year 2000 process, formal communication with the Company's suppliers, customers and other support services has been initiated during the first quarter of 1999 and efforts will continue until positive statements of readiness have been received from all third parties. To date, the Company is not aware of any Year 2000 non-compliance by its customers or suppliers that would have material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated Year 2000 non-compliance will not occur, and such Year 2000 non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Year 2000 issues, which will include the development of one or more contingency plans by mid 1999.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

At December 31, 1998, $26.0 million of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings and assuming a hypothetical 200 basis point increase in interest rates under the Company's long-term bank credit facility for one year, the Company's interest expense would increase by approximately $520,000 and net income would decrease by approximately $296,000.

In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Financial Statements


                     Years ended December 31, 1998 and 1997


                                    CONTENTS

Report of Independent Auditors .............................................22

Consolidated Financial Statements

Consolidated Balance Sheets.................................................23
Consolidated Statements of Income...........................................25
Consolidated Statements of Stockholders'Equity..............................26
Consolidated Statements of Cash Flows.......................................27
Notes to Consolidated Financial Statements..................................28

                         Report of Independent Auditors

The Board of Directors and Stockholders
FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTI Consulting, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/ Ernst & Young LLP

Baltimore, Maryland
March 30, 1999

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                DECEMBER 31
                                                            1998           1997
                                                        ------------------------
                                                              (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                            $    3,223    $    2,456
   Accounts receivable, less allowance of $1,305
     in 1998 and $487 in 1997                               13,139        10,198
   Unbilled receivables, less allowance of $1,117
     in 1998 and $415 in 1997                                7,803         4,194
   Income taxes recoverable                                    794             -
   Deferred income taxes                                         -           160
   Prepaid expenses and other current assets                 1,262           681
                                                        -------------------------
Total current assets                                        26,221        17,689

Property and equipment:
   Buildings                                                   411           411
   Furniture and equipment                                  14,752        11,745
   Leasehold improvements                                    1,891         1,591
                                                        -------------------------
                                                            17,054        13,747

   Accumulated depreciation and amortization                (8,767)       (7,459)
                                                        -------------------------
                                                             8,287         6,288


Goodwill, net of accumulated amortization of $1,077
   in 1998 and $81 in 1997                                  45,164         5,141
Other assets                                                    75            58
                                                        -------------------------
Total assets                                            $   79,747    $   29,176
                                                        =========================

                                                                                       DECEMBER 31
                                                                                  1998             1997
                                                                     --------------------------------------
                                                                                      (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                       $  2,924           $2,825
   Accrued compensation expense                                                   2,765            1,995
   Income taxes payable                                                               -              297
   Current portion of long-term debt                                             10,650            1,200
   Advances from clients                                                            498              519
   Other current liabilities                                                        313              219
                                                                     --------------------------------------
Total current liabilities                                                        17,150            7,055

Long-term debt, less current portion                                             35,630              730
Other long-term liabilities                                                         269              203
Deferred income taxes                                                             1,104              169
Commitments and contingent liabilities                                                -                -


Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized
     in 1998 and 1997, none outstanding                                               -                -
   Common stock, $.01 par value; 16,000,000 shares
     authorized; 4,781,895 and 4,550,912 shares issued and
     outstanding in 1998 and 1997, respectively                                      48               46
   Additional paid-in capital                                                    16,531           14,526
   Retained earnings                                                              9,015            6,447
                                                                     --------------------------------------
Total stockholders' equity                                                       25,594           21,019
                                                                     --------------------------------------
Total liabilities and stockholders' equity                              $        79,747    $      29,176
                                                                     ======================================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                                     YEAR ENDED DECEMBER 31
                                                                            1998             1997             1996
                                                                      -----------------------------------------------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                                                       $58,615          $44,175          $30,648

Direct cost of revenues                                                         31,402           23,564           17,020
Selling, general and administrative expenses                                    21,528           15,241           10,786
                                                                      -----------------------------------------------------
Total costs and expenses                                                        52,930           38,805           27,806
                                                                      -----------------------------------------------------

Income from operations                                                           5,685            5,370            2,842

Other income (expenses):
   Interest and other income                                                      319              343              286
   Interest expense                                                            (1,482)            (170)            (179)
                                                                      -----------------------------------------------------
                                                                               (1,163)              173              107
                                                                      -----------------------------------------------------

Income from operations before income taxes                                       4,522            5,543            2,949
Income taxes                                                                     1,954            2,250            1,235
                                                                      -----------------------------------------------------
Net income                                                                     $ 2,568          $ 3,293          $ 1,714
Preferred stock dividends                                                            -                 -              62
                                                                      -----------------------------------------------------

Income available to common stockholders                                        $ 2,568          $ 3,293          $ 1,652
                                                                      =====================================================

Earnings per common share, basic                                                $ 0.54           $ 0.73           $ 0.46
                                                                      =====================================================

Earnings per common share, diluted                                              $ 0.51            $0.70           $ 0.42
                                                                      =====================================================


See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                          CLASS A     CLASS B   ADDITIONAL
                                                           COMMON     COMMON      PAID-IN    RETAINED      UNEARNED
                                                           STOCK       STOCK      CAPITAL    EARNINGS    COMPENSATION      TOTAL
                                                        ----------------------------------------------------------------------------
Balance at January 1, 1996                                  $20          $15           $1     $1,455            $(29)     $1,462
Repurchase of 55 shares of Class A common stock and 8
   shares of Class B common stock                                                    (105)       (25)                       (130)
Issuance of 1,520 shares of common stock, net of
   expenses of $1,671 in initial public offering of          15                    11,101                                 11,116
   stock
Conversion of Class B common stock into 15 shares of
   common stock                                                          (15)          15                                      -
Conversion of Series A Preferred Stock into 655
   shares of common stock                                     6                     1,553                                  1,559
Conversion of Convertible Subordinated Debt in 378
   shares of common stock                                     4                     1,796                                  1,800
Value of common stock options issued to directors                                      29                                     29
Exercise of options to purchase 14 shares of Class A
   common stock                                                                        39                                     39
Amortization of unearned compensation                                                                             29          29
Dividends paid on Series A Preferred Stock                                                       (62)                        (62)
Accounting adjustment due to pooling-of-interests                                                 72                          72
Net income for 1996                                                                            1,714                       1,714
                                                        ----------------------------------------------------------------------------
Balance at December 31, 1996                                 45            -       14,429      3,154               -      17,628

Exercise of options to purchase 34 shares of Class A                                   97                                     98
   common stock                                               1
Net income for 1997                                                                            3,293                       3,293
                                                        ----------------------------------------------------------------------------
Balance at December 31, 1997                                 46            -       14,526      6,447               -      21,019

Exercise of options to purchase 218 shares of Class A                               2,005                                  2,007
   common stock                                               2
Net income for 1998                                                                            2,568                       2,568
                                                        ----------------------------------------------------------------------------
Balance at December 31, 1998                                $48         $  -      $16,531     $9,015            $  -     $25,594
                                                        ============================================================================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                         YEAR ENDED DECEMBER 31
                                                                                    1998             1997              1996
                                                                             ------------------------------------------------------
                                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                      $       2,568     $       3,293    $       1,714
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation                                                                       1,789             1,434              757
     Amortization                                                                       1,192               307              105
     Provision for doubtful accounts                                                      473               526               (1)
     Deferred income taxes                                                               (626)             (227)             341
     Loss on disposal of discontinued Annapplix division                                    -                 -             (479)
     Other                                                                                208                 -              134
     Changes in operating assets and liabilities:
       Accounts receivable                                                              1,207            (3,284)          (1,701)
       Unbilled receivables                                                                51              (788)            (723)
       Income taxes recoverable/payable                                                  (694)              408             (320)
       Prepaid expenses and other current assets                                         (270)              170             (599)
       Accounts payable and accrued expenses                                              (83)              826              331
       Accrued compensation expense                                                      (205)            1,017             (221)
       Advances from clients                                                              (21)              (67)             309
       Other current liabilities                                                         (296)               33             (162)
                                                                             ------------------------------------------------------
Net cash provided by (used in) operating activities                                     5,293             3,648             (515)

INVESTING ACTIVITIES
Purchase of property and equipment                                                     (3,327)           (2,800)          (1,672)
Proceeds from sale of property and equipment                                              130                 -                -
Contingent payments to former shareholders of LWG                                        (440)                -                -
Acquisition of KK&A, including acquisition costs                                       (6,242)                -                -
Acquisition of KCI, including acquisition costs                                       (10,237)                -                -
Acquisition of SEA, including acquisition costs                                        (9,961)                -                -
Acquisition of Anamet Laboratories                                                          -                 -             (400)
Acquisition of Bodaken, including acquisition costs                                         -            (1,875)               -
Acquisition of LWG, including acquisition costs                                             -            (1,956)               -
Change in other assets                                                                      -               480             (238)
                                                                             ------------------------------------------------------
Net cash used in investing activities                                                 (30,077)           (6,151)          (2,310)

FINANCING ACTIVITIES
Issuance of common stock                                                                    -                 -           11,116
Repurchase of Class A common stock                                                          -                 -             (130)
Repurchase of Class A common stock subject to repurchase and Class B                        -                 -             (310)
   common stock
Exercise of stock options                                                               1,610                98               39
Repayments under line of credit                                                             -                 -           (2,110)
Borrowings under long-term debt arrangements                                           26,000                 -                -
Payments of other long-term debt                                                         (100)             (191)             (69)
Repayments of long-term liabilities                                                    (1,959)             (842)               -
Dividends paid                                                                              -                 -              (62)
                                                                             ------------------------------------------------------
Net cash provided by (used in) financing activities                                    25,551              (935)           8,474
                                                                             ------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      767            (3,438)           5,649
Cash and cash equivalents at beginning of year                                          2,456             5,894              245
                                                                             ------------------------------------------------------
Cash and cash equivalents at end of year                                        $       3,223     $       2,456    $       5,894
                                                                             ======================================================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998
                  (Dollars in thousands, except per share data)


1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

Description of Business

FTI Consulting, Inc. and subsidiaries (the Company) provides forensic and strategic consulting services to major corporations, law firms, banks, and insurance companies in the United States. These services include visual communications and trial consulting, engineering and scientific services, expert financial services, assessment and expert testimony regarding intellectual property rights and claims management outsourcing services, from assessment to restoration. The Company has 35 offices throughout the United States and in Canada.

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

                      FTI Consulting, Inc. and Subsidiaries

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible Assets

Goodwill consists of the cost in excess of fair value of the net assets of entities acquired in purchase transactions, and is amortized over the expected periods of benefit, which range from 15 to 25 years. On a periodic basis, the Company evaluates goodwill for impairment. In completing this evaluation, the Company compares its best estimates of undiscounted future cash flows with the carrying value of goodwill.

Revenue Recognition

The Company derives most of its revenues from professional service activities. The majority of these activities are provided under "time and materials" billing arrangements, and revenues, consisting of billed fees and expenses, are recorded as work is performed and expenses are incurred. Revenues recognized but not yet billed to clients have been recorded as unbilled receivables in the accompanying consolidated balance sheets.

                      FTI Consulting, Inc. and Subsidiaries

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Direct Cost of Revenues

Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue generating activities, and direct expenses billable to clients. Direct cost of revenues does not include an allocation of overhead costs.

Stock Options Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, if the exercise price of the Company's employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted. The Company has supplementally disclosed in Note 6 the required pro forma information as if the fair value method had been adopted.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                      FTI Consulting, Inc. and Subsidiaries

2.   EARNINGS PER SHARE

The following table summarizes the computations of basic and diluted earnings per share:

                                                                               YEAR ENDED DECEMBER 31,
                                                                     1998            1997              1996
                                                                ---------------  --------------  -----------------
NUMERATOR
Net income                                                              $2,568          $3,293              $1,714
Preferred stock dividends                                                    -               -                (62)
                                                                ---------------  --------------  -----------------
Numerator for basic earnings per share - income available
   to common stockholders                                                2,568           3,293               1,652

Effect of dilutive securities:
   Preferred stock dividends                                                 -               -                  62
   Interest on convertible debentures                                        -               -                  31
                                                                ---------------  --------------  -----------------
                                                                             -               -                  93
Numerator for diluted earnings per share - income
   available to common stockholders after assumed
   conversions                                                           2,568           3,293               1,745

DENOMINATOR
Denominator for basic earnings per common share - weighted
   average shares                                                        4,725           4,529               3,591

Effect of dilutive securities:
   Convertible preferred stock                                               -               -                 240
   8% convertible subordinated debentures                                    -               -                 139
   Warrants                                                                  -               -                   1
   Employee stock options                                                  352             169                 203
                                                                ---------------  --------------  -----------------
                                                                           352             169                 583
                                                                ---------------  --------------  -----------------
Denominator for diluted earnings per common
   share - weighted average shares and
   assumed conversions                                                   5,077           4,698               4,174
                                                                ===============  ==============  =================

Earnings per common share, basic                                         $0.54           $0.73               $0.46
                                                                ===============  ==============  =================
Earnings per common share, diluted                                       $0.51           $0.70               $0.42
                                                                ===============  ==============  =================

                      FTI Consulting, Inc. and Subsidiaries

3.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

In 1998, the Company purchased three entities for total consideration of $45,630. In connection with these acquisitions, assets with a fair market value of $50,426 were acquired and liabilities of approximately $4,796 were assumed. In 1997, the Company purchased two entities for total consideration of $5,350. In connection with these acquisitions, assets with a fair market value of $7,300 were acquired and liabilities of approximately $1,950 were assumed.

The Company paid interest of $1,048, $117 and $242 and income taxes of $2,953, $1,452 and $1,213 during fiscal years 1998, 1997 and 1996, respectively.

4.  ACQUISITIONS

Kahn Consulting Inc.

On September 17, 1998, the Company acquired all of the outstanding common stock of Kahn Consulting Inc. and KCI Management Corp. (collectively, "KCI"). KCI, based in New York, New York, provides strategic advisory, turnaround, bankruptcy, and trustee services, as well as litigation consulting services. The purchase price of $20,000 included an initial payment of $10,000 in cash, with the remainder evidenced by notes payable bearing interest at 7.5%. The acquisition was accounted for using the purchase method of accounting. At the acquisition date, approximately $17,400 of goodwill was recorded which is being amortized over its estimated useful life of 20 years. The results of operations of KCI are included in the accompanying 1998 consolidated statement of income for the period from September 17, 1998 through December 31, 1998.

S.E.A., Inc.

Effective September 1, 1998, the Company acquired all of the outstanding common stock of S.E.A., Inc. (SEA). SEA, based in Columbus, Ohio, provides investigation, research, analysis and quality control services in areas such as distress, product failure, fire and explosion, and vehicle and workplace accidents. The purchase price of $15,630 included an initial payment of $10,000 in cash, with the remainder evidenced by notes payable bearing interest at 7.5%. The acquisition was accounted for using the purchase method of accounting. At the acquisition date, approximately $13,600 of goodwill was recorded which is being amortized over its estimated useful life of 20 years. The results of operations of SEA are included in the accompanying 1998 consolidated statement of income for the period from September 1, 1998 through December 31, 1998.

                      FTI Consulting, Inc. and Subsidiaries

4.   ACQUISITIONS (CONTINUED)

Klick, Kent & Allen, Inc.

On June 1, 1998, the Company acquired all of the outstanding common stock of Klick, Kent & Allen, Inc. (KK&A). KK&A, based in Alexandria, Virginia, provides strategic and economic consulting to various regulated businesses, advising on such matters as industry deregulation, mergers and acquisitions, rate and cost structures, economic and financial modeling and litigation risk analysis. The purchase price of $10,000 included an initial payment of $6,000 in cash, with the remainder evidenced by notes payable bearing interest at 7.5%. The acquisition was accounted for using the purchase method of accounting. At the acquisition date, approximately $9,700 of goodwill was recorded which is being amortized over its estimated useful life of 20 years. The results of operations of KK&A are included in the accompanying 1998 consolidated statement of income for the period from June 1, 1998 through December 31, 1998.

Pro Forma Information for 1998 Acquisitions

The following summarizes the unaudited pro forma consolidated results of operations for 1997 and 1998 assuming the KK&A, KCI and SEA acquisitions had occurred on January 1, 1997, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt, decrease in owner compensation, and related income tax effects. In connection with the acquisitions, the Company entered into employment agreements with certain stockholders and executive officers of these companies. The future amount of compensation paid to these officers, who have substantially the same duties and responsibilities, is less than the amounts paid in periods prior to the acquisitions.

                                                  YEAR ENDED DECEMBER 31
                                                1998                 1997
                                         -----------------    ----------------
Revenues                                      $78,823              $74,265
Net income                                      2,900                3,476
Net income per common share -
  diluted                                       $0.57                $0.74

The pro forma consolidated results of operations are not necessarily indicative of the results that would have occurred had these transactions been consummated as of the beginning of the year presented or of future operations of the Company.

                      FTI Consulting, Inc. and Subsidiaries

4.   ACQUISITIONS (CONTINUED)

LWG, Inc.

Effective September 1, 1997, the Company acquired all of the outstanding common stock of LWG, Inc. and its subsidiary (collectively "LWG"). LWG is based in Northbrook, Illinois and provides claims management consulting and restoration services to the insurance industry. The acquisition was accounted for using the purchase method of accounting. The purchase price consists of an initial cash payment of $1,800, plus additional consideration equal to 50% of the pre-tax profits of LWG for each quarterly period from October 1, 1997 through September 30, 2001. Upon the resolution of the amount of any contingent payments, the Company records any additional consideration payable as additional goodwill, and amortizes that amount over the remaining amortization period. At September 1, 1997, goodwill of approximately $1,500 was recorded and is being amortized over a period of 25 years. During 1998, additional contingent consideration of $440 was paid and recorded as goodwill. The results of operations of LWG are included in the accompanying consolidated statements of income from September 1, 1997 through December 31, 1997.

Bodaken & Associates

Effective September 1, 1997, the Company acquired substantially all of the assets of Bodaken & Associates, a trial research and consulting firm serving law firms and corporations. The acquisition was accounted for using the purchase method of accounting. The purchase price of $3,550 included an initial cash payment of $1,700 with the remainder of $1,850 evidenced by a note payable bearing interest at 7%. Approximately $3,500 in goodwill was recorded and is being amortized over 20 years.

                      FTI Consulting, Inc. and Subsidiaries

5.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 DECEMBER 31
                                                               1998       1997
                                                             --------   --------

Amounts due under a $27,000 long-term credit facility
expiring in May 2000, bearing  interest at LIBOR plus
variable percentages (7.06% at December 31, 1998). The
facility is secured by substantially all of the assets
of the Company.                                              $26,000      $   -

Notes payable to former shareholders of acquired
businesses, maturing in 1999 and 2000, and bearing
interest payable quarterly at 7% or 7.5% per annum.           20,280       1,850

Mortgage  note payable for a building,  bearing  interest
at the prime rate plus 1.5% (9.25% at December 31, 1998).
The note matured in 1998.                                          -          80
                                                             --------    -------

Total long-term debt                                         $46,280      $1,930
                                                             ========    =======


Future maturities of long-term debt are as follows: 1999--$10,650; 2000--$35,630. The $27,000 credit facility was renegotiated in March 1999 (see
Note 12). The fair value of the notes approximates their carrying value at December 31, 1998 and 1997.

6.   STOCK OPTION PLANS

Prior to 1997, the Company granted certain options to key employees under the 1992 Stock Option Plan. This plan was terminated in 1997 upon the adoption of the 1997 Stock Option Plan ("the 1997 Plan"). The 1997 Plan provides for the granting to employees and non-employee directors of non-qualified options to purchase an aggregate of up to 2,000,000 shares of common stock. Options to purchase common stock may be granted at prices not less than 50% of the fair market value of the common stock at the date of grant, for a term of no more than ten years. Vesting provisions for individual awards are at the discretion of the Board of Directors.

                      FTI Consulting, Inc. and Subsidiaries

6.   STOCK OPTION PLANS (CONTINUED)

The following table summarizes the option activity under the Plan for the three-year period ended December 31, 1998:

                                                       1998                                                     1996
                                                     WEIGHTED                                                 WEIGHTED
                                                       AVG.                        1997                         AVG.
                                                     EXERCISE                 WEIGHTED AVG.                   EXERCISE
                                        1998           PRICE         1997     EXERCISE PRICE      1996          PRICE
                                    -------------- -------------- ----------- --------------- ------------- --------------
Options outstanding at January 1      1,495,229       $ 7.96         576,179       $ 5.88         242,659       $ 3.14
Options granted                         565,000         7.73         995,850         9.02         353,600         7.59
Options exercised                      (217,900)        6.83         (34,000)        2.85         (14,200)        2.73
Options forfeited                       (21,500)        8.92         (42,800)        8.48          (5,880)        3.57
                                     ----------       ------      ----------       ------      ----------       ------
Options outstanding at December 31    1,820,829       $ 7.86       1,495,299       $ 7.96         576,179       $ 5.88
                                     ==========       ======      ==========       ======      ==========       ======
Options exercisable at December 31      674,580       $ 7.69         448,325       $ 6.47         206,899       $ 3.58
                                     ==========       ======      ==========       ======      ==========       ======
Weighted avg. fair value of
options granted during the year      $     4.58                   $     2.98                   $    1.56
                                     ==========       ======      ==========       ======      ==========       ======

All options granted have an exercise price equal to or greater than the fair value of the Company's common stock on the date of grant. Exercise prices for options outstanding as of December 31, 1998 ranged from $2.38 to $19.59 as follows:

                                                             WEIGHTED AVERAGE
                                                                 REMAINING                       WEIGHTED AVERAGE
       RANGE OF                          WEIGHTED AVERAGE    CONTRACTUAL LIFE                    EXERCISE PRICES
    EXERCISE PRICES       OPTIONS       EXERCISE PRICES OF      OF OPTIONS         OPTIONS          OF OPTIONS
                        OUTSTANDING     OPTIONS OUTSTANDING     OUTSTANDING      EXERCISABLE       EXERCISABLE
    ---------------- ------------------ -------------------- ------------------ --------------- -------------------
    $2.38 - $7.98         752,081            $ 5.45                8.21             290,654            $5.35
    $8.50 - $9.90         983,748             $8.97                8.39             358,926            $8.94
   $12.38 - $19.59         85,000            $16.45                9.29              25,000           $17.00

                      FTI Consulting, Inc. and Subsidiaries

6.   STOCK OPTION PLANS (CONTINUED)

Pro Forma Disclosures Required by Statement 123

For the years ended December 31, 1998 and 1997, pro forma net income and earnings per share information required by Statement 123 has been determined as if the Company had accounted for its stock options using the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.50%, dividend yields of 0%, volatility factors ranging from
1.224 to .397, and an expected life of the granted options which varied from one to three years depending upon the vesting period. The Black-Scholes option pricing model and other models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income is $1,022 and $2,355 for the years ended December 31, 1998 and 1997, respectively. Pro forma earnings per common share, basic is $0.22 and $0.52 for the year ended December 31, 1998 and 1997, respectively. Pro forma earnings per share, diluted is $0.20 and $0.50 for the year ended December 31, 1998 and 1997, respectively.

                      FTI Consulting, Inc. and Subsidiaries

7.   INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                              1998             1997
                                                                        -----------------------------------
Deferred tax assets:
   Allowance for doubtful accounts                                         $   404            $   361
   Accrued vacation                                                             82                 52
                                                                        -----------------------------------
Total deferred tax assets                                                      486                413

Deferred tax liabilities:
   Use of cash basis for income tax purposes by subsidiary                   1,268                192
   Capitalized software                                                        134                156
   Prepaid expenses                                                             50                 62
   Other                                                                       138                 12
                                                                        -----------------------------------
   Total deferred tax liabilities                                            1,590                422
                                                                        -----------------------------------
Net deferred tax liability                                                 $(1,104)           $    (9)
                                                                        ===================================

Income tax expense (benefit) consisted of the following:

                                                                             YEAR ENDED DECEMBER 31
                                                                       1998             1997          1996
                                                                 ------------------------------------------------
Current:
         Federal                                                     $ 2,038           $ 1,983       $   726
         State                                                           542               494           168
                                                                 ------------------------------------------------
                                                                       2,580             2,477           894
Deferred (benefit):
         Federal                                                        (525)             (253)          269
         State                                                          (101)               26            72
                                                                 ------------------------------------------------
                                                                        (626)             (227)          341
                                                                 ------------------------------------------------
                                                                     $ 1,954           $ 2,250       $ 1,235
                                                                 ================================================

                      FTI Consulting, Inc. and Subsidiaries

7.   INCOME TAXES (CONTINUED)

The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                                                  1998            1997               1996
                                                             ----------------------------------------------------
Expected federal income tax provision at 34%                    $     1,537    $     1,885        $      1,003
Expenses not deductible for tax purposes                                181             70                  48
State income taxes, net of federal benefit                              239            293                 159
Other                                                                    (3)             2                  25
                                                             ====================================================
                                                                $     1,954    $     2,250        $      1,235
                                                             ====================================================


8.   OPERATING LEASES

The Company leases office space under noncancelable operating leases that expire in various years through 2008. The leases for certain office space contain provisions whereby the future rental payments may be adjusted for increases in maintenance and insurance above specified amounts. The Company also leases certain furniture and equipment in its operations under operating leases having initial terms of less than one year.

Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1998:

1999                                                 $2,123
2000                                                  2,040
2001                                                  1,688
2002                                                  1,529
2003                                                  1,209
Thereafter                                              323
                                                  ============
Total minimum lease payments                         $8,912
                                                  ============

                      FTI Consulting, Inc. and Subsidiaries

8.   OPERATING LEASES (CONTINUED)

Rental expense consists of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                         1998             1997             1996
                                                   ---------------------------------------------------
Furniture and equipment                               $        326     $        211        $     97
Office and storage                                           1,975            1,131             839
                                                   ===================================================
                                                      $      2,301     $      1,342        $    936
                                                   ===================================================


9.   EMPLOYEE BENEFIT PLAN

The Company maintains qualified defined contribution plans and 401(k) plans which cover substantially all employees. Under the plans, participants are entitled to make both pre-tax and after-tax contributions. The Company matches a certain percentage of participant contributions pursuant to the terms of each plan which are limited to a percent of the participant's eligible compensation. Typically, the percentage match is based on each participant's respective years of service and are at the discretion of the Board of Directors. The Company made contributions of $233, $153 and $146 during 1998, 1997 and 1996, respectively, related to these plans.

10.  CONTINGENCIES

The Company is subject to various legal proceedings generally incidental to its business. The Company and six employees have been sued by Pixel, Inc. ("Pixel") in a complaint that alleges that the Company and the individual employees committed various torts related to the employees' decision to leave the employ of Pixel and work for the Company. The Company and the employees believe the grounds of the lawsuit are without merit and intends to defend the lawsuit vigorously. Management is unable to predict the ultimate outcome of the lawsuit, but believes that the ultimate resolution of the matter will not have a material effect on consolidated financial position or results of operations.

The Company is subject to other legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

                      FTI Consulting, Inc. and Subsidiaries

11.  SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supercedes Financial Accounting Standards Board Statement No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also established standards for the related disclosures about products and services, geographical areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted Statement 131 in 1998, and accordingly, the disclosures for all periods have been presented to conform to the Statement 131 requirements.

The Company provides litigation and claims management consulting services through three distinct operating segments. The Expert Financial Services division provides services in various financial proceedings such as mathematical and statistical analysis, forensic accounting, fraud investigation and strategic advisory, turnaround, bankruptcy and trustee services. The Applied Sciences division provides services in connection with engineering and scientific investigation and analysis of failures and accidents alleged in court cases. The Litigation Services division provides consulting services in the areas of visual communications, trial management and courtroom technology.

The Company evaluates performance and allocated resources based on operating income before depreciation and amortization, corporate general and administrative expenses and income taxes. The Company does not allocate assets to its reportable segments as assets are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented. The accounting policies used by the reportable segments are the same as those used by the Company and described in Note 1 to the consolidated financial statements. There are no significant intercompany sales or transfers.

                      FTI Consulting, Inc. and Subsidiaries

11.  SEGMENT REPORTING (CONTINUED)

The Company's reportable segments are business units that offer distinct services. The segments are managed separately by division presidents who are most familiar with the segment operations. The following table sets forth information on the Company's reportable segments:

                                                   YEAR ENDED DECEMBER 31, 1998
                               -------------------------------------------------------------------------
                               EXPERT FINANCIAL       APPLIED          LITIGATION
                                   SERVICES          SCIENCES           SERVICES            TOTAL
------------------------------ ------------------ ---------------- ------------------- -----------------
REVENUES                              $9,264          $22,844             $26,507           $58,615
OPERATING EXPENSES                     6,696           18,931              18,971            44,598
SEGMENT PROFIT                         2,568            3,913               7,536            14,017

                                                   YEAR ENDED DECEMBER 31, 1997
                               -------------------------------------------------------------------------
                               EXPERT FINANCIAL       APPLIED          LITIGATION
                                   SERVICES          SCIENCES           SERVICES            TOTAL
------------------------------ ------------------ ---------------- ------------------- -----------------
REVENUES                              $4,207          $12,000             $27,968           $44,175
OPERATING EXPENSES                     3,445            9,238              17,671            30,354
SEGMENT PROFIT                           762            2,762              10,297            13,821

                                                   YEAR ENDED DECEMBER 31, 1996
                               -------------------------------------------------------------------------
                               EXPERT FINANCIAL       APPLIED          LITIGATION
                                   SERVICES          SCIENCES           SERVICES            TOTAL
------------------------------ ------------------ ---------------- ------------------- -----------------
REVENUES                              $2,779           $7,150             $20,719           $30,648
OPERATING EXPENSES                     2,878            5,633              14,382            22,893
SEGMENT (LOSS) PROFIT                   (99)            1,517               6,337             7,755

                      FTI Consulting, Inc. and Subsidiaries

11.  SEGMENT REPORTING (CONTINUED)

A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                                  1998               1997               1996
------------------------------------------- ------------------ ------------------ ------------------
OPERATING PROFIT:
   TOTAL SEGMENT PROFIT                               $14,017           $13,821             $7,755
   CORPORATE GENERAL AND ADMINISTRATIVE
     EXPENSES                                         (5,351)            (6,710)            (4,051)
   DEPRECIATION AND AMORTIZATION                      (2,981)            (1,741)              (862)
   OTHER INTEREST (EXPENSE) INCOME                    (1,163)               173                107
                                            ------------------ ------------------ ------------------
   INCOME BEFORE INCOME TAXES                         $4,522             $5,543             $2,949
                                            ------------------ ------------------ ------------------

Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States. Additionally, the Company does not have a single customer which represents ten percent of more of its consolidated revenues.

                      FTI Consulting, Inc. and Subsidiaries

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       Quarter ended
                                     -----------------------------------------------------------------------------------
                                       March 31, 1998        June 30, 1998      September 30,1998    December 31, 1998
------------------------------------ -------------------- -------------------- -------------------- --------------------
Operating revenues                        $ 14,109              $ 11,860              $ 13,501              $ 19,145
Operating expenses                          12,241                10,818                12,474                17,397
                                          --------              --------              --------              --------
Operating income                             1,868                 1,042                 1,027                 1,748
Non-operating items, net                        (3)                  (82)                 (336)                 (742)
                                          --------              --------              --------              --------
Income before income taxes                   1,865                   960                   691                 1,006
Income taxes                                   759                   390                   309                   496
                                          --------              --------              --------              --------
Net income                                $  1,106              $    570              $    382              $    510
                                          --------              --------              --------              --------

Net income per common share
   Basic                                  $    .24              $    .12              $    .08              $    .11
                                          --------              --------              --------              --------
   Diluted                                $    .22              $    .11              $    .08              $    .11
                                          --------              --------              --------              --------

Weighted average shares outstanding
   Basic                                     4,598                 4,744                 4,774                 4,782
                                          --------              --------              --------              --------
   Diluted                                   5,072                 5,267                 4,878                 4,800
                                          --------              --------              --------              --------


13.  SUBSEQUENT EVENTS

In March 1999, the Company renegotiated the terms of its $27,000 long-term credit facility. Amounts borrowed under the revolving credit facility are secured by all assets of the Company, bear interest at LIBOR or prime plus specified margins (as elected by the Company each quarter), and mature on September 30, 2001. The maturity date may be extended to September 30, 2002 if certain specified events occur. The Company is also required to comply with certain specified financial covenants related to operating performance and liquidity at the end of each quarter.

In connection with the renegotiation of the financing, the lender was issued warrants to purchase 25,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in March 2006 and contain anti-dilution provisions.

                      FTI Consulting, Inc. and Subsidiaries

13.  SUBSEQUENT EVENTS (CONTINUED)

The Company in March 1999 also issued $13,000 of subordinated notes bearing interest at 9.25% per annum through June 2000, and 12% per annum thereafter until maturity in March 2004. The subordinated notes are secured by a second priority interest in all of the assets of the Company, and prohibits the payment of dividends without the consent of the lender. The proceeds from the issuance of the notes will be used to fund 1999 maturities of long-term debt.

In connection with the issuance of the subordinated debt, the lender was issued warrants to purchase 392,506 shares of common stock at an exercise price of $3.21 per share. The warrants expire six years from the date of final payment on the subordinated debt.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

     Certain information required in Part III is omitted from this Report but is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders for fiscal 1999 to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998 (the "Proxy Statement") pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the Proxy Statement under the caption "The Board of Directors" and "Executive Officers and Compensation" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the Proxy Statement under the caption "Executive Officers and Compensation" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  contained  in  the  Proxy  Statement  under  the  caption
"Executive Officers and Compensation -- Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, EXHIBITS AND SCHEDULES

     1.   FINANCIAL STATEMENTS (See Item 8 hereof.)

          Consolidated  Balance  Sheet as of December  31, 1998 and December 31,
          1997

          Consolidated Statement of Income for the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996

          Consolidated Statement of Stockholders' Equity for the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996

          Consolidated Statement of Cash Flows for the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996

          Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

          Schedule II -- Valuation and Qualifying Accounts and Reserves

          All schedules, other than those outlined above, are omitted as the information is not required or is otherwise furnished.

------------------------------------------------------------------------------------------------------------------------------
                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------------------------------------------------------
                                             FTI Consulting, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------
                                                         (in thousands)
------------------------------------------------------------------------------------------------------------------------------
                COLUMN A                     COLUMN B                 COLUMN C                 COLUMN D         COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
------------------------------------------------------------------------------------------------------------------------------
               Description                  Balance at      Charged to   Charged to Other     Deductions     Balance at End
                                           Beginning of     Costs and        Accounts                           of Period
                                              Period         Expenses
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998:
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
         Reserves and allowances deducted from asset accounts:
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                  902            527          1,048  (2)          55 (1)            2,422
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997:
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
         Reserves and allowances deducted from asset accounts:
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                  376            439            110 (2)           23  (1)             902
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
         Reserves and allowances deducted from asset accounts:
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                  377            115                             116 (1)              376
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
(1)  Uncollectible accounts written off, net of recoveries.
------------------------------------------------------------------------------------------------------------------------------
(2)  Allowance recorded during acquisitions.
------------------------------------------------------------------------------------------------------------------------------

     3.   EXHIBITS

       NUMBER        DESCRIPTION
       ------        -----------------------------------------------------------

*          3.1       Amended  and  Restated  Articles  of  Incorporation  of FTI
                     Consulting, Inc.
*          3.2       Bylaws of FTI Consulting, Inc.
-          3.3       Amendment to Articles of Incorporation
-          3.4       Amendment No. 1 to By-laws
**         4.2       Specimen Common Stock Certificate
***        10.1      Financing and Security  Agreement dated September 15, 1998, between  the  Company and  NationsBank,  N.A.,  regarding a revolving  credit  facility  in the  maximum  amount of $35 million
*          10.2      1992 Stock Option Plan, as amended
*          10.3      Employment  Agreement dated as of January 1, 1996,  between
                     Forensic Technologies  International Corporation and Jack B
                     Dunn, IV
*          10.4      Employment  Agreement dated as of January 1, 1996,  between
                     Forensic Technologies  International Corporation and Joseph
                     R. Reynolds, Jr.
****       10.6      1997 Stock Option Plan
*****      10.7      Employee Stock Purchase Plan
******     10.8      Stock Purchase  Agreement  dated as of June 30, 1998 by and among FTI Consulting,  Inc.,  Klick, Kent & Allen, Inc. and the Stockholders Named Therein
*******    10.9      Stock Purchase  Agreement dated as of September 25, 1998 by and among FTI Consulting, Inc., Glen R. Baker and Dennis A.
                     Guenther
********   10.10     Stock Purchase Agreement dated as of September 17, 1998, by and between FTI Consulting,  Inc., Kahn  Consulting,  Inc.,
                     KCI Management Corp. and the Stockholders Named Therein
**         10.11     $13,000,000  Investment and Loan Agreement  dated March 29,
                     1999,  among FTI  Consulting,  Inc., its  subsidiaries  and
                     Allied   Capital    Corporation   and   Allied   Investment
                     Corporation
**         10.12     Amended and Restated Financing and Security Agreement dated
                     March  30,   1999,   among  FTI   Consulting,   Inc.,   its
                     subsidiaries and NationsBank N.A.
**         11.       Computation  of Per Share  Earnings  (included in Note 2 to the Consolidated  Financial  Statements included in Item 7, herein)
**         21.0      Schedule of Subsidiaries
**         23.0      Consent of Ernst & Young LLP
           24.0      Power of Attorney (included on signature page)
**         27.0      Financial Data Schedule

----------

* Filed as an exhibit to the Company's Registration Statement on Form SB-1, as amended (Filed No. 333-2002) and incorporated herein by reference.

- Filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 001-14875) and incorporated herein by reference

**        Filed as an exhibit to this Form 10-K.

*** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-14875) and incorporated herein by reference.

**** Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-30173) and incorporated herein by reference.

***** Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-30357) and incorporated herein by reference.

****** Filed as an exhibit to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 333-02002).

******* Filed as an exhibit to the Company's Current Report on Form 8-K filed October 13, 1998 (File No. 333-02002).

******** Filed as an exhibit to the Company's Current Report on Form 8-K filed October 2, 1998 (File No. 333-02002).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 30 day of March, 1999.

                        FTI CONSULTING, INC.

                        By: /s/ Jack B. Dunn, IV
                           -------------------------------------------
                        Name:    Jack B.  Dunn, IV
                        Title: Chief Executive Officer and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below on the dates indicated by the following persons in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of Jack B. Dunn, IV as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

SIGNATURE                                   CAPACITY IN WHICH SIGNED                               DATE
---------                                   ------------------------                               ----
         /s/ JACK B. DUNN IV                Chairman of the Board and Chief                  March 30, 1999
------------------------------------          Executive Officer (principal
          Jack B. Dunn, IV                    executive officer)


         /s/ STEWART J. KAHN                President and Acting Chief Financial             March 30, 1999
------------------------------------          Officer (principal financial and
           Stewart J. Kahn                    accounting officer)


     /s/ JOSEPH R. REYNOLDS, JR.            Vice Chairman of the Board                       March 30, 1999
--------------------------------
       Joseph R. Reynolds, Jr.


                                            Director                                         March 30, 1999
------------------------------------
         James A. Flick, Jr.

        /s/ PETER F. O'MALLEY               Director                                         March 30, 1999
------------------------------------
          Peter F. O'Malley

      /s/ DENNIS J. SHAUGHNESSY             Director                                         March 30, 1999
------------------------------------
        Dennis J. Shaughnessy

        /s/ GEORGE P. STAMAS                Director                                         March 30, 1999
------------------------------------
          George P. Stamas


51