Form 10-Q
period 1999-03-31
FTI CONSULTING INC
filed 1999-05-11
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _______

                        COMMISSION FILE NUMBER: 001-14875

                              FTI CONSULTING, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MARYLAND                                      52-1261113
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

       2021 RESEARCH DRIVE, ANNAPOLIS, MARYLAND                    21401
       -----------------------------------------------------------------
        (Address of Principal Executive Offices)                 (Zip Code)

                                 (410) 224-8770
              ---------------------------------------------------
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

 Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                Outstanding at May 11, 1999

- - - - - - - - - - - - - - - -        - - - - - - - - - - - - - - - - - - - - -
   Common Stock, par value                              4,829,132
     $.01 per share

                              FTI CONSULTING, INC.
                              --------------------
                                      INDEX



                                                                                                 PAGE
                                                                                                 ----
PART I                     FINANCIAL INFORMATION

Item 1.                    Financial Statements (unaudited)

                             Balance Sheets - December 31, 1998 and
                               March 31, 1999                                                       3

                             Statements of Income - Three months ended
                               March 31, 1998, three months ended March 31, 1999                    5

                             Statements of Cash Flows - Three months ended
                               March 31, 1998, three months ended March 31, 1999                    6

                             Notes to Unaudited Financial Statements - March 31, 1999               7

Item 2.                    Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                           11

PART II                    OTHER INFORMATION

Item 1.                    Legal Proceedings                                                       16

Item 2.                    Changes in Securities                                                   16

Item 3.                    Defaults Upon Senior Securities                                         17

Item 4.                    Submission of Matters to a Vote of Security Holders                     17

Item 5.                    Other Information                                                       17

Item 6.                    Exhibits and Reports on Form 8-K                                        17


SIGNATURES                                                                                         19


Part I.  Financial Information

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                            (in thousands of dollars)


                                                                                                   DECEMBER 31,        MARCH 31,
                                                                                                       1998              1999
                                                                                            --------------------------------------
                                                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                           $  3,223            $  2,136
   Accounts receivable, less allowance of $1,305 in 1998 and $1,372
     in 1999                                                                                             13,139              13,163
   Unbilled receivables, less allowance of $1,117 in 1998 and $1,196
     in 1999                                                                                              7,803              10,161
   Income taxes recoverable                                                                                 794                  19
   Deferred income taxes                                                                                     --                 173
   Prepaid expenses and other current assets                                                              1,262               1,174
                                                                                             --------------------------------------
Total current assets                                                                                     26,221              26,826

Property and equipment:
   Buildings                                                                                                411                 411
   Furniture and equipment                                                                               14,752              15,460
   Leasehold improvements                                                                                 1,891               1,876
                                                                                             --------------------------------------
                                                                                                         17,054              17,747

   Accumulated depreciation and amortization                                                             (8,767)             (9,268)
                                                                                             --------------------------------------
                                                                                                          8,287               8,479

Goodwill, net of accumulated amortization of $1,077 in 1998 and
   $1,647 in 1999                                                                                        45,164              44,594
Other assets                                                                                                 75                 844
                                                                                             --------------------------------------
Total assets                                                                                           $ 79,747            $ 80,743
                                                                                             ======================================



See accompanying notes.


                                                                                                    DECEMBER 31,        MARCH 31,
                                                                                                       1998              1999
                                                                                             --------------------------------------
                                                                                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                               $ 2,924               $ 1,990
   Accrued compensation expense                                                                          2,765                 3,546
   Current portion of long-term debt                                                                    10,650                 2,588
   Advances from clients                                                                                   498                   526
   Other current liabilities                                                                               313                   287
                                                                                              --------------------------------------
Total current liabilities                                                                               17,150                 8,937

Long-term debt, less current portion                                                                    35,630                42,888
Other long-term liabilities                                                                                269                   243
Deferred income taxes                                                                                    1,104                 1,146
Commitments and contingent liabilities                                                                      --                    --

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares
     authorized, none outstanding                                                                           --                    --
   Common stock, $.01 par value; 16,000,000 shares
     authorized; 4,781,895 and 4,829,132 shares issued and
     outstanding in 1998 and 1999, respectively                                                             48                    48
   Additional paid-in capital                                                                           16,531                17,907
   Retained earnings                                                                                     9,015                 9,574
                                                                                              --------------------------------------
Total stockholders' equity                                                                              25,594                27,529
                                                                                              ======================================
Total liabilities and stockholders' equity                                                             $79,747               $80,743
                                                                                              ======================================





See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statement of Income
                (in thousands of dollars, except per share data)


                                                                                                 THREE MONTHS ENDED MARCH 31
                                                                                                 1998                       1999
                                                                                    -----------------------------------------------
                                                                                                          (Unaudited)
Revenues                                                                                         $ 14,109                  $ 20,000

Direct cost of revenues                                                                             7,579                    10,430
Selling, general and administrative expenses                                                        4,662                     7,758
                                                                                    -----------------------------------------------
Total costs and expenses                                                                           12,241                    18,188
                                                                                    -----------------------------------------------

Income from operations                                                                              1,868                     1,812

Other income (expense):
   Interest and other income                                                                           56                        66
   Interest expense                                                                                   (59)                     (861)
                                                                                    -----------------------------------------------
                                                                                                       (3)                     (795)
                                                                                    -----------------------------------------------
Income before income taxes                                                                          1,865                     1,017

Income taxes                                                                                          759                       458

                                                                                   ------------------------------------------------
Net income                                                                                       $  1,106                  $    559
                                                                                    ===============================================

Basic earnings per common share                                                                  $   0.24                  $   0.12
                                                                                    ===============================================

Diluted earnings per common share                                                                $   0.22                  $   0.12
                                                                                    ===============================================







See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (in thousands of dollars)



                                                                                                  THREE MONTHS ENDED MARCH 31
                                                                                                      1998                1999
                                                                                          -----------------------------------------
                                                                                                              (Unaudited)
OPERATING ACTIVITIES
Net income                                                                                            $  1,106             $    559
Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
     used in operating activities:
     Depreciation                                                                                          445                  492
     Amortization                                                                                          110                  643
     Provision for doubtful accounts                                                                       160                  145
     Deferred income taxes                                                                                  --                 (132)
     Loss on disposal of assets                                                                             --                    8
     Changes in operating assets and liabilities:
       Accounts receivable                                                                              (1,401)                 (91)
       Unbilled receivables                                                                                465               (2,437)
       Prepaid expenses and other current assets                                                          (484)                  88
       Accounts payable and accrued expenses                                                              (862)                (934)
       Accrued compensation expense                                                                       (321)                 781
       Income taxes recoverable                                                                            448                  775
       Advances from clients                                                                              (117)                  28
       Other current liabilities                                                                          (103)                 (21)
                                                                                          -----------------------------------------
Net cash used in operating activities                                                                     (554)                 (96)

INVESTING ACTIVITIES
Purchase of property and equipment                                                                        (621)                (845)
Proceeds from sale of property and equipment                                                                70                   82
Change in other assets                                                                                      (2)                   2
                                                                                          -----------------------------------------
Net cash used in investing activities                                                                     (553)                (761)

FINANCING ACTIVITIES
Exercise of stock options                                                                                1,337                  136
Payments under long-term credit facility                                                                    --               (6,000)
Payment of refinancing fees                                                                                 --                 (771)
Payment on notes payable for acquired businesses                                                            --               (6,563)
Borrowings on subordinated notes payable                                                                    --               13,000
Payments of other long-term liabilities                                                                    (23)                 (32)
                                                                                          -----------------------------------------
Net cash provided by (used in) financing activities                                                      1,314                 (230)
                                                                                          -----------------------------------------

Net increase (decrease) in cash and cash equivalents                                                       207               (1,087)
Cash and cash equivalents at beginning of period                                                         2,456                3,223
                                                                                          =========================================
Cash and cash equivalents at end of period                                                            $  2,663             $  2,136
                                                                                          =========================================



See accompanying notes.

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
                (in thousands of dollars, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2. EARNINGS PER SHARE

The following table summarizes the computations of basic and diluted earnings per share:


                                                                                                         THREE MONTHS ENDED
                                                                                                               MARCH 31
                                                                                                         1998             1999
                                                                                                 -----------------------------------
Numerator used in basic and diluted earnings per common share:
Net income                                                                                               $1,106               $  559
                                                                                                 ===================================

Denominator:
Denominator for basic earnings per common share - weighted
average shares                                                                                            4,598                4,829

Effect of dilutive securities:
    Warrants                                                                                                  7                   --
    Employee stock options                                                                                  467                   12
    Convertible notes payable                                                                                --                   --
                                                                                                 -----------------------------------
                                                                                                            474                   12
                                                                                                 -----------------------------------
Denominator for diluted earnings per common
     share - weighted average shares and
     assumed conversions                                                                                  5,072                4,841
                                                                                                 ===================================

Basic earnings per common share                                                                          $ 0.24               $ 0.12
                                                                                                 ===================================
Diluted earnings per common share                                                                        $ 0.22               $ 0.12
                                                                                                 ===================================

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 1999 (CONTINUED)

3.       STOCKHOLDERS' EQUITY


                                                                     ADDITIONAL
                                                           COMMON      PAID-IN    RETAINED
                                                           STOCK       CAPITAL    EARNINGS      TOTAL

                                                        -------------------------------------------------
Balance at January 1, 1999                                 $ 48        $16,531     $9,015     $25,594

Exercise of options to purchase 47,000 shares of                           136                    136
   common stock
Issuance of  533,000 warrants to purchase common stock

                                                                         1,240                  1,240
Net income for three months ended March 31, 1999                                      559         559
                                                        =================================================
Balance at March 31, 1999                                  $ 48        $17,907     $9,574     $27,529
                                                        =================================================

4. INCOME TAXES

The income tax provisions for the three months ended March 31, 1999 and 1998 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $458 for the three month period ended March 31, 1999 consists of federal and state income taxes.

5. DEBT

In March 1999, the Company renegotiated the terms of its $27,000 long-term credit facility. Amounts borrowed under the revolving credit facility are secured by all assets of the Company, bear interest at LIBOR or prime (as elected by the Company each quarter) plus specified additions, and mature on September 30, 2001. The Company is required to comply with certain specified financial covenants related to operating performance and liquidity at the end of each quarter.

In connection with the renegotiation of the financing, the lender was issued warrants to purchase 25,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in March 2006, contain anti-dilution provisions and contain put rights.

Also in March 1999, the Company issued $13,000 of subordinated notes bearing interest at 9.25% per annum through June 2000, and 12% per annum thereafter until maturity in March 2004. The subordinated notes are secured by a second priority interest in all of the assets of the Company, and prohibit the payment of dividends without the consent of the lender. The proceeds from the issuance of the notes have been used to fund 1999 maturities of long-term debt and for working capital.

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 1999 (CONTINUED)

5. DEBT (CONTINUED)

In connection with the issuance of the subordinated debt, the lender was issued warrants to purchase 392,506 shares of common stock at an exercise price of $3.21 per share. The warrants expire six years from the date of final payment on the subordinated debt and contain put rights.

Again in March 1999, the Company restructured certain seller promissory notes that it had issued in June 1998 to sellers of KK&A and in September 1998 to sellers of S.E.A. and KCI. In connection with this restructuring, holders of such obligations who deferred the payments due in September 1999 and September 2000 until June 2002 received an amended and restated promissory that provided:
(i) for every three dollars of face amount deferred until 2002, an increased rate of 9.25% per annum on two dollars of the face amount; (ii) for every three dollars of face amount deferred until 2002, an interest rate of 6.0% per annum on one dollar of the face amount plus the right to convert that portion of the note into common stock at the lower of $5.00 per share or the average common stock price for June 2000; and (iii) 115,033 five-year warrants, exerciseable to March 2004 with an exercise price of $3.21.

Warrants to purchase common stock issued in connection with the March 1999 financings were valued at $1,240, an estimate determined using the Black Scholes Option Pricing Model, a generally accepted warrant valuation methodology. The estimated value of the warrants was recorded as additional paid-in capital and the debt has been recorded net of a discount of $1,240.

Debt consists of the following:

                                                                                                        DECEMBER 31,      MARCH 31,
                                                                                                            1998             1999
                                                                                                        ----------------------------
Amounts due under a $27,000 long-term credit facility (net of discount of $52 in
1999)  expiring in  September  2001,  bearing  interest  at LIBOR plus  variable percentages.  The facility is secured by substantially  all of the assets of the
Company.

                                                                                                            $26,000         $19,948

Notes payable to former shareholders of acquired businesses (net of discount of $220), maturing periodically through 2002, and bearing interest payable as described above.

                                                                                                             20,280          13,496

Subordinated  debentures (net of discount of $968) bearing interest at 9.25% per annum through June 2000, and 12% per annum thereafter until
maturity in March 2004                                                                                           --          12,032

                                                                                                        ----------------------------
Subtotal of debt                                                                                             46,280          45,476
Less current portion                                                                                        (10,650)         (2,588)
                                                                                                        ----------------------------
Total long-term debt                                                                                        $35,630         $42,888
                                                                                                        ============================

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 1999 (CONTINUED)

6. SEGMENT REPORTING

The Company provides forensic, strategic consulting and claims management advisory services through three distinct operating segments. The Expert Financial Services division provides services in various financial proceedings such as mathematical and statistical analysis, forensic accounting, fraud investigation and strategic advisory, turnaround, bankruptcy and trustee services. The Applied Sciences division provides services in connection with engineering and scientific investigation and analysis of failures and accidents alleged in court cases. The Litigation Services division provides consulting services in the areas of visual communications, trial management and courtroom technology.

The Company's reportable segments are business units that offer distinct services. The segments are managed separately by division presidents who are most familiar with the segment operations. The following table sets forth information on the Company's reportable segments:



                                                  THREE MONTHS ENDED MARCH 31, 1998
                               -------------------------------------------------------------------------
                               EXPERT FINANCIAL       APPLIED          LITIGATION
                                   SERVICES          SCIENCES           SERVICES            TOTAL
--------------------------------------------------------------------------------------------------------
REVENUES                                  $1,208           $4,086              $8,815           $14,109
OPERATING EXPENSES                           812            3,322               5,059             9,193
                                             ---            -----               -----             -----
SEGMENT PROFIT                              $396             $764              $3,756            $4,916


                                                  THREE MONTHS ENDED MARCH 31, 1999
                               -------------------------------------------------------------------------
                               EXPERT FINANCIAL       APPLIED          LITIGATION
                                   SERVICES          SCIENCES           SERVICES            TOTAL
--------------------------------------------------------------------------------------------------------
REVENUES                                  $5,077           $8,308              $6,615           $20,000
OPERATING EXPENSES                         3,629            7,199               4,477            15,305
                                           -----            -----               -----            ------
SEGMENT PROFIT                            $1,448           $1,109              $2,138            $4,695


A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                                  1998               1999
--------------------------------------------------------------------------------
OPERATING PROFIT:
   TOTAL SEGMENT PROFIT                               $4,916              $4,695
   CORPORATE GENERAL AND ADMINISTRATIVE
     EXPENSES                                         (2,493)            (1,748)
   DEPRECIATION AND AMORTIZATION                        (555)            (1,135)
   OTHER EXPENSE                                         (3)               (795)
                                            ------------------------------------
   INCOME BEFORE INCOME TAXES                         $1,865             $1,017
                                            ------------------------------------


Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States. Additionally, the Company does not have a single customer which represents ten percent of more of its consolidated revenues.

                              FTI CONSULTING, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

FTI Consulting, Inc. is a leading provider of forensic, strategic consulting and claims management advisory services to major corporations, law firms, banks and insurance companies. The Company derives revenue primarily from three business divisions: Litigation Services, Applied Sciences and Expert Financial Services. Through its Litigation Services division, FTI provides advice and services in connection with all phases of the litigation process. FTI offers its clients, through the Applied Sciences division, engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights. FTI provides a range of financial consulting services, such as forensic accounting, fraud investigation, claims management and expert testimony, and bankruptcy and turnaround analysis, through its Expert Financial Services division. The revenues generated from the business divisions consist of: (i) fees for professional services; (ii) fees for use of the Company's equipment and facilities, particularly animation computers;
(iii) pass-through expenses such as the recruiting of subjects and participants for research surveys and mock trial activities and travel; and (iv) fees associated with work product production, such as static graph boards, color copies and digital video production. The Company recognizes revenue as work is performed or as related expenses are incurred.

The Company's goal is to provide value-added services to its clients either on a case-by-case basis or through ongoing relationships with major users of litigation and claims services. Over the past three years, the Company has taken several steps to grow the business and its industry prominence. Such steps include expanding into financial consulting services for trials, turnarounds and bankruptcies and recruiting additional visual communication staff and recognized professionals in the trial consulting business. By virtue of its recent acquisitions, the Company has further expanded its geographic reach with major offices now in New York, Columbus, Chicago, Houston, Los Angeles and Washington, D.C.

In 1998, the Company made three major acquisitions, all of which were accounted for as purchases. In June, the Company acquired Klick, Kent & Allen (KK&A). KK&A provides strategic and economic consulting to various regulated businesses, advising on such matters as industry deregulation, mergers and acquisitions, rate and cost structures, economic and financial modeling and litigation risk analysis.

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

In connection with the September acquisitions, the Company expanded and amended its line of credit with its bank and utilized $26 million of borrowings against a $27 million credit line to fund the initial acquisition payments. In March 1999, the Company amended its bank financing extending the maturity to September 2001, or possibly later under certain conditions, and revising certain covenants and other terms, including elimination of the requirement to add $10 million of equity by May 1999. The Company also obtained $13 million of subordinated debt financing through the sale of subordinated debentures (with warrants) to an investor, maturing in March 2004. Further, the seller notes were restructured in consideration for the acceleration of certain payments due in 1999 to March 31, 1999, the extension of certain other payments through June 30, 2002, adjustments to interest rates, the issuance of warrants to purchase an aggregate of 115,033 shares of the Company's common stock at $3.21 per share, and the right to convert $2,875,800 of debt into common stock at the lower of $5 per share or the average closing price of the Company's common stock on the AMEX for the month of June 2000.

THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

REVENUES. Total revenues for the three months ended March 31,1999 increased 41.8% to $20.0 million compared to $14.1 million for the three months ended March 31, 1998. Excluding acquisitions completed in 1998, revenues would have decreased 22.2%. Litigation services revenues decreased 23.3% from $8.6 million in 1998 to $6.6 million in 1999 as a result of softness in the markets beginning in the second quarter of 1998 from which the company began to recover in the fourth quarter of 1998 and continued its recovery in the first quarter of 1999 with an 11.6% improvement in the first quarter of 1999 compared to the fourth quarter of 1998. The Applied Sciences Division experienced 92.6% growth to $8.3 million in the three months ended March 31, 1999 compared to $4.3 million in the first quarter of 1998, all of that growth coming from the acquisition of S.E.A, reduced by a 12.1% decrease in revenues from units other than S.E.A. The Expert Financial Services division grew by 320.3%, with all of that growth coming from acquisitions, reduced by a 53.4% decrease in revenues generated by the Company's Teklicon subsidiary.

DIRECT COST OF REVENUES. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues improved to 52.2% of revenue for the three months ended March 31, 1999, compared to 53.7% of revenue for the three months ended March 31, 1998, the improvement coming primarily from acquisitions and the Litigation Services Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, and corporate overhead expenses. Selling, general and administrative expenses also include amortization of goodwill. As a percent of revenues, these expenses were 38.8% for the three months ended March 31, 1999 compared to

33.0%  for  the  three  months  ended  March  31,   1998.   Excluding   goodwill
amortization, selling, general and administrative expenses as a percentage of sales were 33.2% in 1999 and 31.2% in 1998.

OTHER INCOME AND EXPENSES. Other income and expenses consists primarily of net interest expense on the line of credit and the interest expense associated with the purchased businesses referred to above. Net interest expense increased to $795,000 for the three months ended March 31, 1999, from $3,000 for the three months ended March 31, 1998.

INCOME TAXES. In the first quarter of 1999, principally as a result of certain goodwill amortization not being deductible for income tax purposes, the effective tax rate increased to 45.0% from 40.7% in the first quarter of 1998. It is anticipated that the effective income tax rate will be between 45% and 49% for the foreseeable future.

FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL

In connection  with its various  acquisitions,  the Company  recorded  goodwill, which is being amortized on a straight-line basis over periods of 15 to 25 years, the estimated periods that the Company will be benefited by such goodwill. At March 31, 1999, the unamortized goodwill was $44.6 million (which represented 55.2% of total assets and 162% of stockholders' equity). Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability and growth trends of the acquired companies and the relative lengths of time such companies have been in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 1999, the Company used $96,000 of cash in operations, an improvement of $458,000 as compared to a use of cash in operations in the first quarter of 1998 of $554,000. This improvement is attributable primarily to the favorable net cash effects of changes in working capital balances, reduced by a small decrease in net income excluding non-cash charges (principally depreciation and amortization). The Company expects that cash flows from operations will increase in 1999, in part as a result of additional operating cash provided from businesses acquired in late 1998.

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

In connection with the acquisition of certain businesses in 1998 and 1997, the Company is obligated under certain seller notes totaling $13.7 million at March 31, 1999. Of the $13.7 million outstanding at March 31, 1999, $2.6 million is payable in the remainder of 1999. As described above, the Company in March 1999 issued $13.0 million of subordinated debentures to provide additional cash resources as the seller notes begin to mature. The subordinated debentures initially bear interest at 9.25% per annum, and mature in lump sum in March 2004. The debentures prohibit the payment of dividends without the written consent of the holder.

The Company is required to comply with certain financial covenants related to operating performance and liquidity, as calculated quarterly, for both the revised and extended long-term credit facility and the subordinated debentures. The Company believes that it will be in compliance with all covenants throughout 1999.

During the quarter ended March 31, 1999 the Company expended $0.8 million for additions to property and equipment. This amount included expenditures for internal information systems that allow the Company to better manage its expanding operations. At March 31, 1999 the Company had no material commitments for the acquisition of property and equipment.

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

FORWARD-LOOKING STATEMENTS

Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report of Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," `believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results and do not intend to do so. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to: (1) the loss of any key employees because the Company's business involves the delivery of professional services and is labor-intensive; (2) the loss of key officers of the Company, without 90 day replacement, which would constitute an event of default under the Company's $13 million Investment and Loan Agreement with Allied Capital Corporation and Allied Investment Corporation; (3) the availability and terms of additional capital or debt financing to fund future acquisitions and for working capital purposes; (4) significant competition for business opportunities and acquisition candidates; (5) fluctuations of revenue and operating income between quarters or termination of client engagements; (6) the continued integration of KK&A, KCI and S.E.A., acquired in 1998, and the integration of future acquisitions; and (7) risks associated with quantitative and qualitative market risks such as fluctuations in interest rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

     1. On February 24, 1999, the Company issued to Grotech Capital Corporation, et al, warrants exercisable for an aggregate of 20,000 shares of common The exercise price per share for each of these warrants is $3.25. These warrants expire on February 23, 2004. The Grotech Warrants were issued by the Company in reliance on the private placement exemption under Section 4(2) of the Securities Act. As of May 7, 1999, the Grotech Entities beneficially owned shares of common stock and securities convertible into shares of common stock as follows: Grotech III Pennsylvania Fund LP (27,240 shares of common stock and warrants currently exercisable for 600 shares of common stock), Grotech III Companion Fund, LP (45,438 shares of common stock and warrants currently exercisable for 1,001 shares of common stock), Grotech Partners III, LP (381,322 shares of common stock and warrants currently exercisable for 8,399 shares of common stock).

     2. The Company issued $13,000,000 of subordinated debentures bearing interest at 9.25% per annum through June 2000, and 12% per annum thereafter until maturity in March 2004, of which $5,700,000 was sold to Allied Capital Corporation and $7,300,000 was sold to Allied Investment Corporation. In connection with the issuance of the subordinated debt, as of March 29, 1999, the Company issued warrants to purchase an aggregate of 392,505.73 shares of common stock at an exercise price of $3.205 per share to the lenders, of which a warrant exercisable for 172,098.67 shares of common stock was issued to Allied Capital Corporation and a warrant exercisable for 220,407.06 shares of common stock was issued to Allied Investment Corporation (collectively, the "Allied Warrants"). If the debentures are paid in full before the close of business on June 30, 2000, the number of shares of common stock that are issuable on exercise of the warrant issued to Allied Capital Corporation will be reduced to 111,713.17 and the number of shares of common stock that are issuable on exercise of the warrant issued to Allied Investment Corporation will be reduced to 143,071.25. the right to exercise the Allied Warrants will expire six years after the date the debentures are paid in full. The Allied Warrants were issued by the Company in reliance on the private placement exemption under Section 4(2) of the Securities Act.

     3. As of March 31, 1999, the Company restructured certain seller promissory notes that it had issued in June 1998 to sellers of K.K.&A. and in September 1998 to sellers of S.E.A. and KCI. In connection with this restructuring, holders of such obligations who deferred the payments due in September 1999 and September 2000 until June 2002 received an amended and restated promissory that provided: (i) for every three dollars of face amount deferred until 2002, an increased rate of 9.25% per annum on two dollars of the face amount; (ii) for every three dollars of face amount deferred until 2002, a lower interest rate of 6.00% per annum on one dollar of the face amount plus the right to convert that portion of the note into common stock at the lower of $5.00 per share or the average common stock price for June 2000 (collectively, the
"Convertible  Note");  and (iii)  five-year  warrants  (exercisable to March 31,
2004) with an exercise price of $3.205 equal in number to 2% of the portion of the obligation bearing the 9.25% interest rate (collectively, the "Restructuring Warrants"). To the extent that the restructuring of the notes is deemed to be the issuance of restricted securities, as well as the issuances of the Convertible Notes and the Restructuring Warrants, the following individuals were issued the following: (a) Stewart A. Kahn: $1,500,000 Convertible Note (convertible into 300,000 shares of common stock of the Company based on an assumed conversion price of $5.00 per share) and a Restructuring Warrant for 60,000 shares of Company common stock; (b) Michael R. Baranowski: $166,700 Convertible Note (convertible into 33,340 shares of common stock of the Company based on an assumed conversion price of $5.00 per share) and a Restructuring Warrant to purchase 6,667 shares of Company common stock; (c) Barry M. Monheit:
$433,300 Convertible Note (convertible into 86,660 shares of common stock of the Company based on an assumed conversion price of $5.00 per share) and a Restructuring Warrant to purchase 17,333 shares of Company common stock; (d) Laureen M. Ryan: $42,500 Convertible Note (convertible into 8,500 shares of common stock of the Company based on an assumed conversion price of $5.00 per share) and a Restructuring Warrant to purchase 1,700 shares of Company common stock; (e) Dennis A. Guenther: $333,300 Convertible Note (convertible into 66,660 shares of common stock of the Company based on an assumed conversion price of $5.00 per share) and a Restructuring Warrant to purchase 13,333 shares of Company common stock; (f) Christopher D. Kent: $200,000 Convertible Note (convertible into 40,000 shares of common stock of the Company based on an assumed conversion price of $5.00 per share) and a Restructuring Warrant to purchase 8,000 shares of Company common stock; and (g) John C. Klick: $200,000 Convertible Note (convertible into 40,000 shares of common stock of the Company based on an assumed conversion price of $5.00 per share) and a Restructuring Warrant to purchase 8,000 shares of Company common stock. All of the Convertible Notes and Restructuring Warrants were issued by the Company in reliance on the private placement exemption under Section 4(2) of the Securities Act.

     4. In March 1999, the Company renegotiated the terms of its $27,000 long-term credit facility. Amounts borrowed under the revolving credit facility are secured by all assets of the Company, bear interest at LIBOR or prime (as elected the Company each quarter) plus specified additions, and mature on September 30, 2001. The maturity date may be extended to September 30, 2002 if certain specified events occur. The Company is also required to comply with certain specified financial covenants related to operating performance and liquidity at the end of each quarter. In connection with the renegotiation of the financing, the lender was issued warrants to purchase 25,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in March 2006, contain anti-dilution provisions and contain put rights.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

27. Financial Data Schedule for three months ended March 31, 1999

(B)      REPORTS ON FORM 8-K

Current Report on Form 8-K filed on January 8, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FTI CONSULTING, INC.

Date:  May 11, 1999                   By /s/Theodore I. Pincus
       ------------                      ---------------------
                                      Executive Vice President and Chief
                                      Financial Officer (principal financial and
                                      accounting officer)