Form 10-Q
period 1999-06-30
FTI CONSULTING INC
filed 1999-08-16
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _______

                        COMMISSION FILE NUMBER: 001-14875

                              FTI CONSULTING, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                      52-1261113
 -------------------------------               ---------------------------------
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

 2021 RESEARCH DRIVE, ANNAPOLIS, MARYLAND                         21401
 ----------------------------------------                      ----------
 (Address of Principal Executive Offices)                      (Zip Code)


                                 (410) 224-8770
              ----------------------------------------------------
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
 Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                    Outstanding at August 13, 1999
--------------------------                        ------------------------------
Common Stock, par value                                    4,913,614
     $.01 per share

                              FTI CONSULTING, INC.

                                      INDEX

                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

            Balance Sheets - December 31, 1998 and
              June 30, 1999                                                    3

            Statements of Income - Three months ended
              June 30, 1998, three months ended June 30, 1999                  5

            Statements of Income - Six months ended
              June 30, 1998, six months ended June 30, 1999                    5

            Statements of Cash Flows - Six months ended
              June 30, 1998, six months ended June 30, 1999                    6

            Notes to Unaudited Financial Statements - June 30, 1999            7

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition                       11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities                                               16

Item 3.   Defaults Upon Senior Securities                                     17

Item 4.   Submission of Matters to a Vote of Security Holders                 17

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17


SIGNATURES                                                                    19

Part I.  Financial Information

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                            (in thousands of dollars)

                                                                         DECEMBER 31,        JUNE 30,
                                                                             1998              1999
                                                                      --------------------------------------
                                                                          (audited)         (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                             $       3,223     $       3,635
   Accounts receivable, less allowance of $1,305 in 1998 and $1,532
     in 1999                                                                    13,139            12,581
   Unbilled receivables, less allowance of $1,117 in 1998 and $1,457
     in 1999                                                                     7,803             9,887
   Income taxes recoverable                                                        794               184
   Deferred income taxes                                                            --               173
   Prepaid expenses and other current assets                                     1,262             1,691
                                                                      --------------------------------------
Total current assets                                                            26,221            28,151

Property and equipment:
   Buildings                                                                       411               411
   Furniture and equipment                                                      14,752            15,795
   Leasehold improvements                                                        1,891             1,962
                                                                      ======================================
                                                                                17,054            18,168

Accumulated depreciation and amortization                                       (8,767)           (9,839)
                                                                      --------------------------------------
                                                                                 8,287             8,329

Goodwill, net of accumulated amortization of $1,077 in 1998 and
   $2,216 in 1999                                                               45,164            44,904
Other assets                                                                        75               911
                                                                      ======================================
Total assets                                                              $     79,747     $      82,295
                                                                      ======================================

SEE ACCOMPANYING NOTES.

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                            (in thousands of dollars)

                                                                         DECEMBER 31,        JUNE 30,
                                                                             1998              1999
                                                                      --------------------------------------
                                                                          (audited)         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                              $          2,924  $          2,072
   Accrued compensation expense                                                  2,765             4,047
   Current portion of long-term debt                                            10,650             2,588
   Advances from clients                                                           498               490
   Other current liabilities                                                       313               755
                                                                      --------------------------------------
Total current liabilities                                                       17,150             9,952

Long-term debt, less current portion                                            35,630            42,255
Other long-term liabilities                                                        269               593
Deferred income taxes                                                            1,104             1,146
Commitments and contingent liabilities                                               -                 -

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized, none
     outstanding                                                                     -                 -
   Common stock, $.01 par value; 16,000,000 shares authorized;
     4,781,895 and 4,829,132  shares issued and outstanding in 1998
     and 1999, respectively                                                         48                48
   Additional paid-in capital                                                   16,531            17,956
   Retained earnings                                                             9,015            10,345
                                                                      --------------------------------------
Total stockholders' equity                                                      25,594            28,349
                                                                      ======================================
Total liabilities and stockholders' equity                                $     79,747     $      82,295
                                                                      ======================================

SEE ACCOMPANYING NOTES.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income
                (in thousands of dollars, except per share data)

                                                                               THREE MONTHS ENDED JUNE 30
                                                                               1998                   1999
                                                                     -----------------------------------------------
                                                                                      (unaudited)

Revenues                                                             $         11,860        $         21,273

Direct cost of revenues                                                         6,732                  10,920
Selling, general and administrative expenses                                    4,086                   7,826
                                                                     -----------------------------------------------
Total costs and expenses                                                       10,818                  18,746
                                                                     -----------------------------------------------

Income from operations                                                          1,042                   2,527

Other income (expense):
   Interest and other income                                                       57                      76
   Interest expense                                                              (139)                 (1,101)
                                                                     -----------------------------------------------
                                                                                  (82)                 (1,025)
                                                                     -----------------------------------------------
Income before income taxes                                                        960                   1,502

Income taxes                                                                      390                     731

                                                                     ===============================================
Net income                                                           $            570        $            771
                                                                     ===============================================

Earnings per common share, basic                                                $0.12                   $0.16
                                                                     ===============================================

Earnings per common share, diluted                                              $0.11                   $0.15
                                                                     ===============================================

SEE ACCOMPANYING NOTES.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income
                (in thousands of dollars, except per share data)

                                                                                SIX MONTHS ENDED JUNE 30
                                                                               1998                   1999
                                                                     -----------------------------------------------
                                                                                      (unaudited)

Revenues                                                             $         25,969        $         41,273

Direct cost of revenues                                                        14,312                  21,350
Selling, general and administrative expenses                                    8,748                  15,584
                                                                     -----------------------------------------------
Total costs and expenses                                                       23,060                  36,934
                                                                     -----------------------------------------------

Income from operations                                                          2,909                   4,339

Other income (expense):
   Interest and other income                                                      113                     142
   Interest expense                                                              (198)                 (1,962)
                                                                     -----------------------------------------------
                                                                                  (85)                 (1,820)
                                                                     -----------------------------------------------
Income before income taxes                                                      2,824                   2,519

Income taxes                                                                    1,149                   1,189

                                                                     ===============================================
Net income                                                           $          1,675        $          1,330
                                                                     ===============================================

Earnings per common share, basic                                                $0.36                   $0.28
                                                                     ===============================================

Earnings per common share, diluted                                              $0.33                   $0.27
                                                                     ===============================================

SEE ACCOMPANYING NOTES.

                      FTI Consulting, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (in thousands of dollars)

                                                                          SIX MONTHS ENDED JUNE 30
                                                                          1998                1999
                                                                  -----------------------------------------
                                                                                (Unaudited)
OPERATING ACTIVITIES
Net income                                                           $         1,675     $         1,330
Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
     used in operating activities:
     Depreciation                                                                873               1,029

     Amortization                                                                258               1,412
     Provision for doubtful accounts                                             (69)                567
     Deferred income taxes                                                         -                (132)
     Loss on disposal of assets                                                   (1)                 10
     Non cash interest expense                                                    60                   -
     Changes in operating assets and liabilities:
       Accounts receivable                                                     1,605                 332
       Unbilled receivables                                                      242              (2,424)
       Prepaid expenses and other current assets                                (646)               (429)
       Accounts payable and accrued expenses                                  (1,602)               (853)
       Accrued compensation expense                                             (694)              1,282
       Income taxes recoverable                                                 (818)                610
       Advances from clients                                                     103                  (9)
       Other current liabilities                                                (113)                456
                                                                  -----------------------------------------
Net cash provided by operating activities                                        873               3,181

INVESTING ACTIVITIES
Purchase of property and equipment                                              (878)             (1,316)

Proceeds from sale of property and equipment                                      69                  98
Cash assumed in acquisition of KK&A                                               90
Contingent payments to LWG                                                       (39)                (49)
Contingent payments to KK&A                                                                         (402)
Costs associated with acquisition of KK&A                                                            (40)
Costs associated with acquisition of SEA                                                             (16)
Change in other assets                                                           (26)                  1
                                                                  -----------------------------------------
Net cash used in investing activities                                           (784)             (1,724)

FINANCING ACTIVITIES
Exercise of stock options                                                      1,402                 136
Payments under long-term credit facility                                           -              (6,000)
Payment of refinancing fees                                                        -                (900)

Payment on notes payable for acquired businesses                                   -              (7,213)
Borrowings on subordinated notes payable                                           -              13,000
Payments of other long-term liabilities                                         (131)                (68)
                                                                  -----------------------------------------
Net cash provided by (used in) financing activities                            1,271              (1,045)
                                                                  =========================================
Net increase in cash and cash equivalents                                      1,360                 412

Cash and cash equivalents at beginning of period                               2,456               3,223



                                                                  =========================================
Cash and cash equivalents at end of period                           $         3,816     $         3,635
                                                                  =========================================

SEE ACCOMPANYING NOTES.

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999
                (in thousands of dollars, except per share data)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2. EARNINGS PER SHARE

The following table summarizes the computations of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                                           1998           1999          1998           1999
                                                       ----------------------------- ----------------------------
Numerator used in basic and diluted
earnings per common share:
Net income                                                    $570           $771         $1,675       $1,330
                                                       ============== ============== ============ ===============

Denominator:
Denominator for basic earnings per
common share - weighted average shares                       4,744          4,829          4,671        4,829

Effect of dilutive securities:
    Warrants                                                    10            143              9           44
    Employee stock options                                     513             38            465           22
                                                       -------------- -------------- ------------ ---------------
                                                               523            181            474           66
Denominator for diluted earnings per
common share - weighted average shares
and assumed conversions                                      5,267          5,010          5,145        4,895
                                                       ============== ============== ============ ===============

Basic earnings per common share                           $.12           $.16           $.36         $.28
                                                       ============== ============== ============ ===============
Diluted earnings per common share                         $.11           $.15           $.33         $.27
                                                       ============== ============== ============ ===============

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 1999 (CONTINUED)


3.  STOCKHOLDERS' EQUITY

                                                                     ADDITIONAL
                                                           COMMON      PAID-IN    RETAINED
                                                           STOCK       CAPITAL    EARNINGS      TOTAL
                                                        -------------------------------------------------
Balance at January 1, 1999                                 $ 48        $16,531     $9,015     $25,594

Exercise of options to purchase 47,000 shares of                           136                    136
   common stock
Issuance of  552,539 warrants to purchase common stock
                                                                         1,289                  1,289
Net income for six months ended June 30, 1999                                       1,330       1,330
                                                        =================================================
Balance at June 30, 1999                                   $ 48        $17,956    $10,345     $28,349
                                                        =================================================

4.  INCOME TAXES

The income tax provisions for the six months ended June 30, 1999 and 1998 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $1,189 for the six month period ended June 30, 1999 consists of federal and state income taxes. The effective income tax rate in 1999 is expected to increase to 47% due principally to the effects of nondeductibility of goodwill recorded in certain businesses.

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

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 1999 (CONTINUED)


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

Warrants to purchase common stock issued in connection with the March 1999 financings were valued at $1,289, an estimate determined using the Black Scholes Option Pricing Model, a generally accepted warrant valuation methodology. The estimated value of the warrants was recorded as additional paid-in capital and the debt has been recorded net of a discount of $1,218 at June 30, 1999.

Debt consists of the following:

                                                                          DECEMBER 31, 1998   JUNE 30, 1999
                                                                          ------------------- ---------------
Amounts due under a $27,000 long-term credit facility
(net of discount of $52 in 1999) expiring in September
2001, bearing interest at LIBOR plus variable
percentages. The facility is secured by substantially all of
the assets of the Company.                                                           $26,000         $19,948

Notes payable to former shareholders of acquired
businesses (net of discount of $198), maturing
periodically through 2002, and bearing interest payable as
described above.                                                                      20,280          12,863

Subordinated debentures (net of discount of $968) bearing
interest at 9.25% per annum through June 2000, and 12%
per annum thereafter until maturity in March 2004                                          -          12,032
                                                                          ------------------- ---------------
Subtotal of debt                                                                      46,280          44,843
Less current portion                                                                (10,650)         (2,588)
                                                                          ------------------- ---------------
Total long-term debt                                                                 $35,630         $42,255
                                                                          =================== ===============

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 1999 (CONTINUED)


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

The Company's reportable segments are business units that offer distinct services. The segments are managed separately by division presidents who are most familiar with the segment operations. The following table sets forth information on the Company's reportable segments:

                                                    SIX MONTHS ENDED JUNE 30, 1998
                               -------------------------------------------------------------------------
                               EXPERT FINANCIAL
                                   SERVICES           APPLIED          LITIGATION
                                                     SCIENCES           SERVICES            TOTAL
------------------------------ ------------------ ---------------- ------------------- -----------------
REVENUES                                  $2,540           $8,072             $15,357           $25,969
OPERATING EXPENSES                         1,702            7,162              11,225            20,089
                                           -----            -----              ------            ------
SEGMENT PROFIT                              $838             $910              $4,132            $5,880

                                                    SIX MONTHS ENDED JUNE 30, 1999
                               -------------------------------------------------------------------------
                               EXPERT FINANCIAL
                                   SERVICES           APPLIED          LITIGATION
                                                     SCIENCES           SERVICES            TOTAL
------------------------------ ------------------ ---------------- ------------------- -----------------
REVENUES                                  $9,903          $17,769             $13,601           $41,273
OPERATING EXPENSES                         7,240           14,898               9,555            31,693
                                           -----           ------               -----            ------
SEGMENT PROFIT                            $2,663           $2,871              $4,046            $9,580


A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                                      1998              1999
----------------------------------------------- ----------------- ------------------
OPERATING PROFIT:
   TOTAL SEGMENT PROFIT                                  $5,880              $9,580
   CORPORATE GENERAL AND ADMINISTRATIVE
     EXPENSES                                            (1,840)            (2,800)
   DEPRECIATION AND AMORTIZATION                         (1,131)            (2,441)
   INTEREST AND OTHER EXPENSE                              (85)             (1,820)
                                                ----------------- ------------------
   INCOME BEFORE INCOME TAXES                            $2,824              $2,519
                                                ----------------- ------------------

Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States. Additionally, the Company does not have a single customer which represents ten percent or more of its consolidated revenues.

                              FTI CONSULTING, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

FTI Consulting, Inc., (the "Company"), is a leading provider of forensic, strategic consulting and claims management advisory services to major corporations, law firms, banks and insurance companies. We derive revenues primarily from our three business divisions: LITIGATION SERVICES, APPLIED SCIENCES and EXPERT FINANCIAL services. Our LITIGATION SERVICES division provides advice and services in connection with all phases of the litigation process. Our APPLIED SCIENCES division offers engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights. Our EXPERT FINANCIAL SERVICES division offers a range of financial consulting services, such as, expert testimony, cost benefit analysis, damage assessment, business valuations, forensic accounting, crisis management and bankruptcy and turnaround analysis. Revenues generated by our business divisions consist of:

    o    fees for our professional services;

    o fees for use of our equipment and facilities, particularly animation computers;

    o pass-through expenses, such as our cost of recruiting subjects and participants for research surveys and mock trial activities and travel; and

    o fees associated with production of our work product, such as static graph boards, color copies and digital video production.

We recognize revenue as work is performed or as related expenses are incurred. Our goal is to provide value-added services to our clients either on a case-by-case basis or through on-going relationships with major users of litigation and claims services. Over the past three years, we have taken several steps to grow our business and increase our prominence in the professional services industry. These steps include:

    o completing six acquisitions that significantly expanded our size, service offerings and geographic scope;

    o expanding into EXPERT FINANCIAL SERVICES for trials, bankruptcy proceedings and restructurings, and

    o recruiting more recognized litigation support professionals and adding to our visual communications staff.

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

In September 1998, the Company acquired both S.E.A., Inc. (S.E.A.) and Kahn Consulting, Inc. (KCI). S.E.A., headquartered in Columbus, Ohio, provides investigation, research, analysis and quality control services in areas such as distress, product failure, fire and explosion and vehicle and workplace accidents. The S.E.A. acquisition has allowed the Company to significantly expand its scientific consulting offerings, in addition to providing geographic expansion into the southeast and midwest markets. KCI, headquartered in New York City, provides expert testimony on accounting and financial issues; forensic accounting and fraud investigation services; strategic advisory, turnaround, bankruptcy and trustee services, and government contract consulting. The acquisitions of KCI and KK&A provide the foundation for the expansion of expert financial services into markets where the Company already has a presence.

To finance the KCI and SEA acquisitions, the Company expanded and amended its line of credit with its bank and utilized $26 million of borrowings against a $27 million credit line to fund the initial acquisition payments. In March 1999, the Company further amended its bank financing extending the maturity to September 2001, or possibly later under certain conditions, and revised certain covenants and other terms, including elimination of the requirement to add $10 million of equity by May 1999. The Company also issued $13 million of subordinated debt financing through the sale of subordinated debentures (with warrants) to an investor, maturing in March 2004. Further, the seller notes were restructured in consideration for the acceleration of certain payments due in 1999 to March 31, 1999, the extension of certain other payments through June 30, 2002, adjustments to interest rates, the issuance of warrants to purchase an aggregate of 115,033 shares of the Company's common stock at $3.21 per share, and the right to convert $2,875,800 of debt into common stock at the lower of $5 per share or the average closing price of the Company's common stock on the AMEX for the month of June 2000.

THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

REVENUES. Total revenues for the three months ended June 30,1999 increased 79.0% to $21.3 million compared to $11.9 million for the three months ended June 30, 1998. Excluding acquisitions completed in 1998, revenues would have increased 8.1%. Litigation services revenues increased 7.7% from $6.5 million in 1998 to $7.0 million in 1999, continuing its recovery from the softness in the markets which began in the second quarter of 1998. Litigation services revenues began to recover in the fourth quarter of 1998 and has continued its recovery through the second quarter of 1999 with a 14.8% improvement in the second quarter of 1999 compared to the fourth quarter of 1998. The Applied Sciences Division experienced 137.5% growth to $9.5 million in the three months ended June 30, 1999 compared to $4.0 million in the second quarter of 1998. $4.8 million, or 120.4%, of that growth came from the acquisition of S.E.A, and 17.1% by an increase in revenues from units other than S.E.A. The Expert Financial Services division grew by 242.9%, from $1.4 million in 1998 to $4.8 million in 1999, with all of that growth coming from acquisitions, reduced by a 21.6% decrease in revenues generated by the Company's existing Teklicon subsidiary, from $.9 million to $.7 million.

DIRECT COST OF REVENUES. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues improved to 51.3% of revenue for the three months ended June 30, 1999, compared to 56.8% of revenue for the three months ended June 30, 1998, the improvement coming primarily from the Litigation Services Division and certain acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, and corporate overhead expenses. Selling, general and administrative expenses also include amortization of goodwill. As a percent of revenues, these expenses were 36.8% for the three months ended June 30, 1999 compared to 34.5% for the three months ended June 30, 1998. Excluding goodwill amortization, selling, general and administrative expenses as a percentage of sales were 34.1% in 1999 and 33.9% in 1998.

OTHER INCOME AND EXPENSES. Other income and expenses consists primarily of net interest expense on our bank line of credit, subordinated note and the interest expense, as restructured, associated with the purchased businesses referred to above. Net interest expense increased to $1.0 million for the three months ended June 30, 1999, from $82,000 for the three months ended June 30, 1998.

INCOME TAXES. In the second quarter of 1999, principally as a result of certain goodwill amortization not being deductible for income tax purposes, the effective tax rate increased to 48.7% from 40.6% in the second quarter of 1998. It is anticipated that the effective income tax rate will be between 44 % and 49 % for the foreseeable future.

SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

REVENUES. Total revenues for the six months ended June 30,1999 increased 58.8% to $41.3 million compared to $26.0 million for the six months ended June 30, 1998. Excluding acquisitions completed in 1998, revenues would have decreased 8.6%. Litigation services revenues decreased 11.7 % from $15.4 million in 1998 to $13.6 million in 1999 as a result of softness in the markets beginning in the second quarter of 1998. Litigation services revenues began to recover in the fourth quarter of 1998 and has continued its recovery through the first half of 1999 with a 20.7% improvement in the first half of 1999 compared to the last half of 1998. The Applied Sciences Division experienced 119.8% growth to $17.8 million in the six months ended June 30, 1999 compared to $8.1 million in the first half of 1998, $9.3 million of that growth coming from the acquisition of S.E.A, and a 5.0% increasE in revenues from units other than S.E.A. The Expert Financial Services division grew by 296.0%, from $2.5 million in 1998 to $9.9 million in 1999, with all of that growth coming from acquisitions, and a
 38.1% decrease in revenues generated by the Company's Teklicon subsidiary from $2.1 million to $1.3 million.

DIRECT COST OF REVENUES. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues improved to 51.7% of revenue for the six months ended June 30, 1999, compared to 55.1% of revenue for the six months ended June 30, 1998, the improvement coming primarily from the Litigation Services Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, and corporate overhead expenses. Selling, general and administrative expenses also include amortization of goodwill. As a percent of revenues, these expenses were 37.8% for the six months ended June 30, 1999 compared to 33.7% for the six months ended June 30, 1998. Excluding goodwill amortization, selling, general and administrative expenses as a percentage of sales were 35.0% in 1999 and 32.7% in 1998.

OTHER INCOME AND EXPENSES. Other income and expenses consists primarily of net interest expense on the line of credit and the interest expense associated with the purchased businesses referred to above. Net interest expense increased to $1.8 million for the six months ended June 30, 1999, from $85,000 for the six months ended June 30, 1998.

INCOME TAXES. In the first half of 1999, principally as a result of certain goodwill amortization not being deductible for income tax purposes, the effective tax rate increased to 47.2% from 40.7% in the first half of 1998. It is anticipated that the effective income tax rate will be between 44% and 49% for the foreseeable future.

FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL. We have recorded goodwill in each of our four acquisitions that we accounted for as purchases. We record goodwill when we pay more for a business as a going concern than the fair market value of its identifiable assets. For financial reporting purposes, we amortize goodwill on a straight-line basis over the period that we believe we will benefit from the goodwill. We determine the period for amortizing goodwill based upon the relative size, historical financial viability and growth trends of the acquired business and other factors. We also consider the length of time the business has existed. We are amortizing the goodwill we have recorded from our acquisitions over 15 to 25 years. At June 30, 1999, the unamortized goodwill was $44.9 million, which represented 54.6% of total assets and 158.4% of stockholders' equity.

We periodically review the carrying value and recoverability of our unamortized goodwill. If we believe goodwill may be impaired, we will adjust its carrying value. If we make an adjustment, we may take an immediate charge against our income during the period of the adjustment. As an alternative, we may shorten the length of the remaining amortization period. This will result in an increase in the amount of goodwill amortization. We cannot assure you that we will not have to make adjustments for goodwill impairment and recoverability in future periods. The key factors we review to determine whether goodwill is impaired are:

    o    losses from operation of the acquired business;

    o    loss of customers;

    o    industry developments;

    o    whether we believe we can maintain market share;

    o    whether new competitive products or services have been introduced; and

    o    whether there are new regulatory requirements.

LIQUIDITY AND CAPITAL RESOURCES

         In the first half of 1999, the Company generated $3.2 million of cash in operations, an improvement of $2.3 million as compared to a generation of cash in operations in the first half of 1998 of $873,000. This improvement is attributable primarily to the favorable net cash effects of changes in working capital balances, and an increase of $1.4 million in net income excluding non-cash charges (principally depreciation and amortization). The Company expects that cash flows from operations will increase in 1999, in part as a result of additional operating cash provided from businesses acquired in 1998.

         During the six months ended June 30, 1999 the Company expended $1.3 million for additions to property and equipment. This amount included expenditures for internal information systems that allow the Company to better manage its expanding operations. At June 30, 1999 the Company had no material commitments for the acquisition of property and equipment.

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

         In connection with the acquisition of certain businesses in 1998 and 1997, the Company is obligated under certain seller notes totaling $13.1 million at June 30, 1999. Of the $13.1 million outstanding at June 30, 1999, $2.3 million is payable in the remainder of 1999. As described above, the Company in March 1999 issued $13.0 million of subordinated debentures to provide additional cash resources as the seller notes begin to mature. The subordinated debentures initially bear interest at 9.25% per annum, and mature in lump sum in March 2004. The debentures prohibit the payment of dividends without the written consent of the holder.

         The Company is required to comply with certain financial covenants related to operating performance and liquidity, as calculated quarterly, for both the revised and extended long-term credit facility and the subordinated debentures. The Company believes that it will be in compliance with all covenants throughout 1999.

         The Company believes that its existing cash, its expected cash flow from operations and the financing arrangements completed in March 1999 will be sufficient for its projected working capital needs and to meet its obligations under seller notes maturing in 1999.

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

       The Company has implemented a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. The process involves four phases:

       PHASE I - INVENTORY AND DATA COLLECTION. This phase involves an identification of all items that are date dependent. The Company commenced this phase in the first quarter of 1998 and is now complete.

       PHASE II - COMPLIANCE REQUESTS. This phase involves requests to systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company continues to replace critical systems that cannot be updated or certified compliant. The Company commenced this phase in the first quarter of 1998 and completed this phase by the end of the second quarter of 1999. The Company's principal compliance issue is focused on the existing business and accounting system developed over the past ten years. A new business and accounting system has been implemented and is vendor-certified to be Year 2000 compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant.

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

       The Company presently believes that, with the implementation of the new business and accounting system, including hardware and software, the Year 2000 issue will not cause us any significant operational problems. This substantial compliance has been achieved without the need to acquire significant new hardware, software, or systems other than in the ordinary course of business. The Company is not aware of any other material Year 2000 non-compliance that would require repair or replacement or that could have a material effect on its financial position. As part of the Year 2000 process, we contacted our important suppliers and customers. Efforts are continuing to receive positive statements of compliance from all SIGNIFICANT third parties. To date, the Company is not aware of any Year 2000 non-compliance by its customers or suppliers that would have material impact on the Company's business. We cannot assure you, however, that we will not face unanticipated Year 2000 non-compliance problems. If we do, we may have to spend material amounts and could face material disruptions to our business. The Company has developed and is continually refining a strategy to address these potential consequences and contingency plans to deal with any disruptions.

FORWARD-LOOKING STATEMENTS

       Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report of Form 10-Q contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," `believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results and do not intend to do so. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to: (1) the loss of any key employees because the Company's business involves the delivery of professional services and is labor-intensive; (2) the loss of key officers of the Company, without 90 day replacement, which would constitute an event of default under the Company's $13 million Investment and Loan Agreement with Allied Capital Corporation and Allied Investment Corporation; (3) the availability and terms of additional capital or debt financing to fund future acquisitions and for working capital purposes; (4) significant competition for business opportunities and acquisition candidates; (5) fluctuations of revenue and operating income between quarters or termination of client engagements; (6) the continued integration of KK&A, KCI and S.E.A., acquired in 1998, and the integration of future acquisitions; and (7) risks associated with quantitative and qualitative market risks such as fluctuations in interest rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES


         1. On February 24, 1999, the Company issued to Grotech Capital Corporation, et al, warrants exercisable for an aggregate of 20,000 shares of common stock. The exercise price per share for each of these warrants is $3.25. These warrants expire on February 23, 2004. The Grotech Warrants were issued by the Company in reliance on the private placement exemption under Section 4(2) of the Securities Act. As of May 7, 1999, the Grotech Entities beneficially owned shares of common stock and securities convertible into shares of common stock as follows: Grotech III Pennsylvania Fund LP (27,240 shares of common stock and warrants currently exercisable for 600 shares of common stock), Grotech III Companion Fund, LP (45,438 shares of common stock and warrants currently exercisable for 1,001 shares of common stock), Grotech Partners III, LP (381,322 shares of common stock and warrants currently exercisable for 8,399 shares of common stock).

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

(a) EXHIBITS

27. Financial Data Schedule for six months ended June 30, 1999

(b)      REPORTS ON FORM 8-K

Current Report on Form 8-K filed on January 8, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FTI CONSULTING, INC.

Date:  August 13, 1999                    By /s/Theodore I. Pincus
       ---------------                       ---------------------
                                          Executive Vice President and Chief
                                          Financial Officer (principal financial
                                          and accounting officer)