Form 10-Q
period 1999-09-30
FTI CONSULTING INC
filed 1999-11-09
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _______

                        COMMISSION FILE NUMBER: 001-14875

                              FTI CONSULTING, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MARYLAND                                  52-1261113
 -------------------------------              ---------------------------------
 (State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

        2021 RESEARCH DRIVE, ANNAPOLIS, MARYLAND                     21401
        ---------------------------------------------------------------------
        (Address of Principal Executive Offices)                   (Zip Code)

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
 Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                               Outstanding at November 5, 1999
-----------------------                      -------------------------------
Common Stock, par value                               4,913,905
     $.01 per share

                              FTI CONSULTING, INC.
                              --------------------

                                      INDEX

                                                                                                 PAGE
PART I                     FINANCIAL INFORMATION

Item 1.                    Financial Statements (unaudited)

                             Consolidated Balance Sheets - December 31, 1998 and
                               September 30, 1999                                                   3

                             Consolidated Statements of Income - Three months ended
                               September 30, 1998, three months ended September 30, 1999            5

                             Consolidated Statements of Income - Nine months ended
                               September 30, 1998, nine months ended September 30, 1999             6

                             Consolidated Statements of Cash Flows - Nine months
                               ended September 30, 1998, nine months ended
                               September 30, 1999                                                   7

                             Notes to Unaudited Consolidated Financial Statements
                               - September 30, 1999                                                 8

Item 2.                    Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                           13

PART II                    OTHER INFORMATION

Item 1.                    Legal Proceedings                                                       20

Item 2.                    Changes in Securities                                                   20

Item 3.                    Defaults Upon Senior Securities                                         22

Item 4.                    Submission of Matters to a Vote of Security Holders                     22

Item 5.                    Other Information                                                       22

Item 6.                    Exhibits and Reports on Form 8-K                                        22


SIGNATURES                                                                                         23

Part I.  Financial Information

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                            (in thousands of dollars)


                                                                         DECEMBER 31,      SEPTEMBER 30,
                                                                             1998              1999
                                                                      --------------------------------------
                                                                          (audited)         (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                             $       3,223     $       2,453
   Accounts receivable, less allowance of $1,305 in 1998 and $1,556
     in 1999                                                                    13,139            13,048
   Unbilled receivables, less allowance of $1,117 in 1998 and $1,648
     in 1999                                                                     7,803             9,800
   Income taxes recoverable                                                        794               281
   Deferred income taxes                                                            --               173
   Prepaid expenses and other current assets                                     1,262             1,721
                                                                      --------------------------------------
Total current assets                                                            26,221            27,476

Property and equipment:
   Buildings                                                                       411               309
   Furniture and equipment                                                      14,752            16,218
   Leasehold improvements                                                        1,891             2,083
                                                                      --------------------------------------
                                                                                17,054            18,610

Accumulated depreciation and amortization                                       (8,767)          (10,429)
                                                                      --------------------------------------
                                                                                 8,287             8,181

Goodwill, net of accumulated amortization of $1,077 in 1998 and
   $2,786 in 1999                                                               45,164            44,509
Other assets                                                                        75               986
                                                                      --------------------------------------
Total assets                                                              $     79,747     $      81,152
                                                                      ======================================

SEE ACCOMPANYING NOTES.

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                            (in thousands of dollars)


                                                                         DECEMBER 31,      SEPTEMBER 30,
                                                                             1998              1999
                                                                      --------------------------------------
                                                                          (audited)         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                              $          2,924  $          1,865
   Accrued compensation expense                                                  2,765             4,230
   Current portion of long-term debt                                            10,650             1,717
   Advances from clients                                                           498               412
   Other current liabilities                                                       313               813
                                                                      --------------------------------------
Total current liabilities                                                       17,150             9,037

Long-term debt, less current portion                                            35,630            40,918
Other long-term liabilities                                                        269               805
Deferred income taxes                                                            1,104             1,146
Commitments and contingent liabilities                                               -                 -

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares authorized, none
     outstanding                                                                     -                 -
   Common stock, $.01 par value; 16,000,000 shares authorized;
     4,781,895 and 4,913,905  shares issued and outstanding in 1998
     and 1999, respectively                                                         48                49
   Additional paid-in capital                                                   16,531            18,197
   Retained earnings                                                             9,015            11,000
                                                                      --------------------------------------
Total stockholders' equity                                                      25,594            29,246
                                                                      --------------------------------------
Total liabilities and stockholders' equity                                $     79,747     $      81,152
                                                                      ======================================


SEE ACCOMPANYING NOTES.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income
                (in thousands of dollars, except per share data)


                                                                            THREE MONTHS ENDED SEPTEMBER 30
                                                                               1998                   1999
                                                                     -----------------------------------------------
                                                                                      (unaudited)


Revenues                                                             $         13,501        $         20,855

Direct cost of revenues                                                         7,107                  11,012
Selling, general and administrative expenses                                    5,093                   7,114
Amortization of goodwill                                                          274                     570
                                                                     -----------------------------------------------
Total costs and expenses                                                       12,474                  18,696
                                                                     -----------------------------------------------

Income from operations                                                          1,027                   2,159

Other income (expense):
   Interest and other income                                                       87                     110
   Interest expense                                                              (423)                 (1,099)
                                                                     -----------------------------------------------
                                                                                 (336)                   (989)
                                                                     -----------------------------------------------
Income before income taxes                                                        691                   1,170

Income taxes                                                                      309                     515

                                                                     -----------------------------------------------
Net income                                                           $            382        $            655
                                                                     ===============================================

Earnings per common share, basic                                               $0.08                   $0.13
                                                                     ===============================================

Earnings per common share, diluted                                             $0.08                   $0.13
                                                                     ===============================================


SEE ACCOMPANYING NOTES.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income
                (in thousands of dollars, except per share data)



                                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                               1998                   1999
                                                                     -----------------------------------------------
                                                                                      (unaudited)

Revenues                                                             $         39,470        $         62,127

Direct cost or revenues                                                        21,419                  32,362
Selling, general and administrative expenses                                   13,676                  21,559
Amortization of goodwill                                                          440                   1,709
                                                                     -----------------------------------------------
Total costs and expenses                                                       35,535                  55,630
                                                                     -----------------------------------------------

Income from operations                                                          3,935                   6,497

Other income (expense):
   Interest and other income                                                      200                     253
   Interest expense                                                              (621)                 (3,061)
                                                                     -----------------------------------------------
                                                                                 (421)                 (2,808)
                                                                     -----------------------------------------------
Income before income taxes                                                      3,514                   3,689

Income taxes                                                                    1,458                   1,704

                                                                     -----------------------------------------------
Net income                                                           $          2,056        $          1,985
                                                                     ===============================================

Earnings per common share, basic                                                $0.44                   $0.41
                                                                     ===============================================

Earnings per common share, diluted                                              $0.41                   $0.40
                                                                     ===============================================


SEE ACCOMPANYING NOTES.

                      FTI Consulting, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (in thousands of dollars)

                                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                                          1998                1999
                                                                  -----------------------------------------
                                                                                (Unaudited)

OPERATING ACTIVITIES
Net income                                                           $         2,056             $ 1,985
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Amorization of goodwill                                                     440               1,709
     Depreciation and other amortization                                       1,449               1,773
     Provision for doubtful accounts                                            (109)                782
     Deferred income taxes                                                         -                (132)
     Loss (gain) on disposal of assets                                            12                  (7)
     Non-cash interest expense                                                   140                   -
     Changes in operating assets and liabilities:
       Accounts receivable                                                     3,516                (160)
       Unbilled receivables                                                     (790)             (2,528)
       Prepaid expenses and other current assets                                (968)               (459)
       Accounts payable and accrued expenses                                    (335)             (1,059)
       Accrued compensation expense                                             (415)              1,465
       Income taxes recoverable                                                 (664)                513
       Advances from clients                                                     (47)                (86)
       Other current liabilities                                                (241)                947
                                                                  -----------------------------------------
Net cash provided by operating activities                                      4,044               4,743

INVESTING ACTIVITIES
Purchase of property and equipment                                            (1,687)             (1,574)
Proceeds from sale of property and equipment                                      73                 206
Contingent payments to LWG                                                      (544)               (235)
Contingent payments to KK&A                                                        -                (389)
Acquisition of KK&A, net of $90 cash assumed at acquisition                   (6,035)                (56)
Acquisition of KCI                                                           (10,206)                (11)
Acquisition of SEA, net of $300 cash assumed at acquisition                   (9,916)                  -
Change in other assets                                                             2                 (19)
                                                                  -----------------------------------------
Net cash used in investing activities                                        (28,313)             (2,078)

FINANCING ACTIVITIES
Exercise of stock options                                                      1,611                 136
Employee stock purchases                                                           -                 241
Borrowings (payments) under long-term credit facility                         26,000              (6,042)
Payment of refinancing fees                                                        0              (1,038)
Payment on notes payable for acquired businesses                              (1,944)             (9,621)
Borrowings on subordinated notes payable                                           -              13,000
Payments of other long-term liabilities                                          (48)               (111)
                                                                  -----------------------------------------
Net cash provided by (used in) financing activities                           25,619              (3,435)
                                                                  -----------------------------------------

Net increase (decrease) in cash and cash equivalents                           1,350                (770)

Cash and cash equivalents at beginning of period                               2,456               3,223
                                                                  -----------------------------------------
Cash and cash equivalents at end of period                           $         3,806     $         2,453
                                                                  =========================================
SEE ACCOMPANYING NOTES.

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999
                (in thousands of dollars, except per share data)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2. EARNINGS PER SHARE

The following table summarizes the computations of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30                 SEPTEMBER 30
                                                           1998           1999          1998           1999
Numerator used in basic and diluted
earnings per common share:
Net income                                                    $382           $655         $2,056       $1,985
                                                       ==========================================================
Denominator:
Denominator for basic earnings per common share -
weighted average shares                                      4,774          4,914          4,706        4,858

Effect of dilutive securities:
    Warrants                                                     -            213              -           95
    Employee stock options                                     104             92            369           33
                                                       ----------------------------------------------------------
                                                               104            305            369          128

Denominator for diluted earnings per common share -
weighted average shares and assumed conversions              4,878          5,219          5,075        4,986
                                                       ==========================================================
Basic earnings per common share                               $.08           $.13           $.44         $.41
                                                       ==========================================================
Diluted earnings per common share                             $.08           $.13           $.41         $.40
-------------------------------------------------------==========================================================

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1999 (CONTINUED)
                (in thousands of dollars, except per share data)

3.       STOCKHOLDERS' EQUITY

                                                                     ADDITIONAL
                                                           COMMON      PAID-IN    RETAINED
                                                           STOCK       CAPITAL    EARNINGS      TOTAL
                                                        -------------------------------------------------
Balance at January 1, 1999                                 $ 48        $16,531     $9,015     $25,594

Exercise of options to purchase 47,000 shares of                           136                    136
   common stock
Issuance of  552,539 warrants to purchase common stock
                                                                         1,289                  1,289
Issuance of 84,773 shares under Employee Stock
   Purchase Plan                                              1            241                    242
Net income for nine months ended September 30, 1999                                 1,985       1,985
                                                        -------------------------------------------------
Balance at September 30, 1999                              $ 49        $18,197    $11,000     $29,246
                                                        =================================================

4.       INCOME TAXES

The income tax provisions for interim periods in 1999 and 1998 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $1,704 for the nine month period ended September 30, 1999 consists of federal and state income taxes. The effective income tax rate in 1999 is expected to be approximately 46%. This rate is higher than the statutory Federal income tax rate of 34% due principally to state and local taxes and the effects of nondeductible goodwill recorded in certain acquisitions.

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

In connection with the renegotiation of the financing, the lender was issued warrants to purchase 25,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in March 2006, and contain anti-dilution provisions and put rights.

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

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1999 (CONTINUED)
                (in thousands of dollars, except per share data)

5.  DEBT (CONTINUED)

In connection with the issuance of the subordinated debt, the lender was issued warrants to purchase 392,506 shares of common stock at an exercise price of $3.21 per share. The warrants expire six years from the date of final payment on the subordinated debt and contain put rights.

In March 1999, the Company restructured certain seller promissory notes that it had issued in June 1998 to sellers of KK&A and in September 1998 to sellers of S.E.A. and KCI. In connection with this restructuring, holders of such obligations who deferred the payments due in September 1999 and September 2000 until June 2002 received an amended and restated promissory note that provided:
(i) for every three dollars of face amount deferred until 2002, an increased interest rate of 9.25% per annum on two dollars of the face amount; (ii) for every three dollars of face amount deferred until 2002, an interest rate of 6.0% per annum on one dollar of the face amount plus the right to convert that portion of the note into common stock at the lower of $5.00 per share or the average common stock price for June 2000; and (iii) 115,033 five-year warrants, exerciseable to March 2004 with an exercise price of $3.21.

Warrants to purchase common stock issued in connection with the March 1999 financings were valued at $1,289, an estimate determined using the Black Scholes Option Pricing Model, a generally accepted warrant valuation methodology. The estimated value of the warrants was recorded as additional paid-in capital and the debt has been recorded net of a discount of $1,145 at September 30, 1999.

Debt consists of the following:

                                                                                     DECEMBER 31,    SEPTEMBER 30,
                                                                                         1998             1999
                                                                                     -----------------------------
Amounts due under a $27,000 long-term credit facility (net of discount of $42 in
1999) expiring in September 2001, bearing interest at LIBOR plus variable percentages. The facility is secured by substantially all of the assets of the
Company.                                                                                 $26,000          $19,958


Notes payable to former shareholders of acquired businesses (net of discount of
$186), maturing periodically through 2002, and bearing interest payable as
described above.                                                                          20,280           10,594


Subordinated debentures (net of discount of $917) bearing interest at 9.25% per annum through June 2000, and 12% per annum thereafter until
maturity in March 2004                                                                         -           12,083
                                                                                     -----------------------------
Subtotal of debt                                                                          46,280           42,635
Less current portion                                                                     (10,650)          (1,717)
                                                                                     -----------------------------
Total long-term debt                                                                     $35,630          $40,918
                                                                                     =============================

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1999 (CONTINUED)
                (in thousands of dollars, except per share data)

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

The following table sets forth information on the Company's reportable segments for the three months ended September 30, 1998 and 1999:

                                                THREE MONTHS ENDED SEPTEMBER 30, 1998
                               -------------------------------------------------------------------------
                               EXPERT
                               FINANCIAL          APPLIED          LITIGATION
                               SERVICES           SCIENCES         SERVICES            TOTAL
--------------------------------------------------------------------------------------------------------
REVENUES                         $2,062           $6,252              $5,187           $13,501
OPERATING EXPENSES                1,617            4,798               4,475            10,890
                                  -----            -----               -----            ------
SEGMENT PROFIT                    $ 445           $1,454               $ 712            $2,611
                                  =====           ======               =====            ======
                                                THREE MONTHS ENDED SEPTEMBER 30, 1999
                               -------------------------------------------------------------------------
                               EXPERT
                               FINANCIAL          APPLIED          LITIGATION
                               SERVICES           SCIENCES         SERVICES            TOTAL
--------------------------------------------------------------------------------------------------------
REVENUES                         $4,355           $9,547              $6,953           $20,855
OPERATING EXPENSES                3,508            7,746               5,186            16,440
                                  -----            -----               -----            ------
SEGMENT PROFIT                    $ 847           $1,801              $1,767            $4,415
                                  =====           ======              ======            ======


A reconciliation of segment profit for all segments to income before income taxes for the three months ended September 30, 1998 and 1999, is as follows:

THREE MONTHS ENDED SEPTEMBER 30,                         1998            1999
--------------------------------------------------------------------------------
OPERATING PROFIT:
   TOTAL SEGMENT PROFIT                                $2,611           $4,415
   CORPORATE GENERAL AND ADMINISTRATIVE
     EXPENSES                                          (1,100)          (1,650)
   DEPRECIATION AND AMORTIZATION                         (484)            (606)
   INTEREST AND OTHER EXPENSE                            (336)            (989)
                                              ----------------------------------
   INCOME BEFORE INCOME TAXES                            $691           $1,170
                                              ==================================

                      FTI CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1999 (CONTINUED)
                (in thousands of dollars, except per share data)

6. SEGMENT REPORTING (CONTINUED)

The following table sets forth information on the Company's reportable segments for the nine months ended September 30, 1998 and 1999:

                                                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                               -------------------------------------------------------------------------
                                          EXPERT
                                       FINANCIAL          APPLIED   LITIGATION
                                        SERVICES         SCIENCES   SERVICES           TOTAL
--------------------------------------------------------------------------------------------------------
REVENUES                                  $4,602         $14,324    $20,544           $39,470
OPERATING EXPENSES                         3,319          12,031     15,988            31,338
                                           -----          ------     ------            ------
SEGMENT PROFIT                            $1,283          $2,293     $4,556           $ 8,132
                                          ======          ======     ======            ======
                                                 NINE MONTHS ENDED SEPTEMBER 30, 1999
                               -------------------------------------------------------------------------

                                          EXPERT
                                       FINANCIAL          APPLIED   LITIGATION
                                        SERVICES         SCIENCES   SERVICES           TOTAL
--------------------------------------------------------------------------------------------------------
REVENUES                                 $14,259         $27,316    $20,552           $62,127
OPERATING EXPENSES                        10,755          22,644     14,889            48,288
                                          ------          ------     ------            ------
SEGMENT PROFIT                            $3,504          $4,672     $5,663           $13,839
                                          ======          ======     ======           =======


A reconciliation of segment profit for all segments to income before income taxes for the nine months ended September 30, 1998 and 1999, is as follows:

NINE MONTHS ENDED SEPTEMBER 30,
                                                       1998               1999
-------------------------------------------------------------------------------
OPERATING PROFIT:
   TOTAL SEGMENT PROFIT                              $8,132           $13,839
   CORPORATE GENERAL AND ADMINISTRATIVE
     EXPENSES                                        (2,308)           (3,860)
   DEPRECIATION AND AMORTIZATION                     (1,889)           (3,482)
   INTEREST AND OTHER EXPENSE                         (421)            (2,808)
                                              ----------------------------------
   INCOME BEFORE INCOME TAXES                        $3,514             $3,689
                                              ==================================

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

                              FTI CONSULTING, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

FTI Consulting, Inc., (the "Company"), is a leading provider of forensic, strategic consulting and claims management advisory services to major corporations, law firms, banks and insurance companies. We derive revenues primarily from our three business divisions: LITIGATION SERVICES, APPLIED SCIENCES and EXPERT FINANCIAL services. Our LITIGATION SERVICES division provides advice and services in connection with all phases of the litigation process. Our APPLIED SCIENCES division offers engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights. Our EXPERT FINANCIAL SERVICES division offers a range of financial consulting services, such as, expert testimony, cost benefit analysis, damage assessment, business valuations, forensic accounting, crisis management and bankruptcy and turnaround analysis. We recognize revenue as work is performed or as related expenses are incurred. Revenues generated by our business divisions consist of:

      o  fees for our professional services;
      o  fees for use of our equipment and facilities;
      o pass-through expenses, such as our cost of recruiting subjects and participants for research surveys and mock trial activities and travel; and
      o fees associated with production of our work product, such as static graph boards, color copies and digital video production.

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

To finance the KCI and SEA acquisitions, the Company expanded and amended its line of credit with its bank and utilized $26 million of borrowings against a $27 million credit line to fund the initial acquisition payments. In March 1999, the Company further amended its bank financing by extending the maturity to September 2001, or possibly later under certain conditions, and revising certain covenants and other terms, including elimination of the requirement to add $10 million of equity by May 1999. The Company also issued $13 million of subordinated debt financing through the sale of subordinated debentures (with warrants) to an investor, maturing in March 2004. Further, the seller notes were restructured in consideration for the acceleration of certain payments due in 1999 to March 31, 1999, the extension of certain other payments through June 30, 2002, adjustments to interest rates, the issuance of warrants to purchase an aggregate of 115,033 shares of the Company's common stock at $3.21 per share, and the right to convert $2,875,800 of debt into common stock at the lower of $5 per share or the average closing price of the Company's common stock on the AMEX for the month of June 2000.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

REVENUES. Total revenues for the three months ended September 30, 1999 increased 54.8% to $20.9 million compared to $13.5 million for the three months ended September 30, 1998. Excluding acquisitions completed in 1998, revenues would have increased 16.7%. Litigation services revenues increased 34.6% from $5.2 million in 1998 to $7.0 million in 1999, continuing its recovery from the softness in the markets which began in the second quarter of 1998. The Applied Sciences Division experienced 50.8% growth to $9.5 million in the three months ended September 30, 1999 compared with $6.3 million in the third quarter of 1998 as a result of the acquisition of S.E.A. The Expert Financial Services division grew by 109.5%, from $2.1 million 1998 to $4.4 million in 1999, with all of that growth coming from the acquisition of KCI.

DIRECT COST OF REVENUES. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues were 52.8% of revenue for the three months ended September 30, 1999, compared to 52.6% of revenue for the three months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, and corporate overhead expenses. Selling, general and administrative expenses as a percentage of sales were 34.1% in 1999 and 37.7% in 1998. This improvement came primarily from better management of the Litigation Services Division's traditional third quarter seasonal slowdown.

AMORTIZATION OF GOODWILL. Amortization of goodwill increased in 1999 to $570,000 from $274,000 in 1998 as a result of the acquisitions of KCI and SEA completed at the end of the third quarter of 1998.

OTHER INCOME AND EXPENSES. Other income and expenses consists primarily of net interest expense on our bank line of credit, subordinated note and the interest expense, as restructured, associated with the purchased businesses referred to above. Net interest expense increased to $1.0 million for the three months ended September 30, 1999, from $336,000 for the three months ended September 30, 1998.

INCOME TAXES. In the third quarter of 1999, principally as a result of the reduced effect of certain goodwill amortization not being deductible for income tax purposes, the effective tax rate decreased to 44.0% from 44.7% in the third quarter of 1998. It is anticipated that the effective income tax rate will be between 44% and 48% for the foreseeable future.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

REVENUES. Total revenues for the nine months ended September 30, 1999 increased 57.2% to $62.1 million compared to $39.5 million for the nine months ended September 30, 1998. Excluding acquisitions completed in 1998, revenues for each nine month period would have been relatively the same primarily because nine months' revenues through September 30, 1998 were affected by unusually strong revenues in the first quarter of that year in the Litigation Services Division, followed by a softness in its markets. Litigation Services revenues for the nine months ended September 30, 1999 have grown to $20.5 million, the same as 1998, reflecting its continued recovery. The Applied Sciences Division experienced 90.9% growth to $27.3 million in the nine months ended September 30, 1999 compared to $14.3 million in the comparable period of 1998, $12.6 million of that growth coming from the acquisition of S.E.A. The Expert Financial Services division grew by 210.9%, from $4.6 million in 1998 to $14.3 million in 1999, with all of that growth coming from the acquisitions of KCI and KK&A.

DIRECT COST OF REVENUES. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues improved to 52.1% of revenue for the nine months ended September 30, 1999, compared to 54.3% of revenue for the nine months ended September 30, 1998, the improvement coming primarily from the Litigation Services Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, and corporate overhead expenses. Selling, general and administrative expenses as a percentage of sales were 34.7% in 1999 and 34.6% in 1998.

AMORTIZATION OF GOODWILL. Amortization of goodwill increased in 1999 to $1,709,000 from $440,000 in 1998 as a result of the acquisitions of KCI, SEA and KK&A during 1998.

OTHER INCOME AND EXPENSES. Other income and expenses consists primarily of net interest expense on our bank line of credit, subordinated note and the interest expense, as restructured, associated with the purchased businesses referred to above. Net interest expense increased to $2.8 million for the nine months ended September 30, 1999, from $421,000 for the nine months ended September 30, 1998.

INCOME TAXES. In the nine months ended September 30, 1999, the effective tax rate increased to 46.2% from 41.5%; in 1998, principally as a result of certain goodwill amortization not being deductible for income tax purposes. It is anticipated that the effective income tax rate will be between 44% and 48% for the foreseeable future.

FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL. We have recorded goodwill in each of our four acquisitions that we accounted for as purchases. We record goodwill when we pay more for a business as a going concern than the fair market value of its identifiable assets. For financial reporting purposes, we amortize goodwill on a straight-line basis over the period that we believe we will benefit from the goodwill. We determine the period for amortizing goodwill based upon the relative size, historical financial viability and growth trends of the acquired business and other factors. We also consider the length of time the business has existed. We are amortizing the goodwill we have recorded from our acquisitions over 15 to 25 years. At September 30, 1999, the unamortized goodwill was $44.5 million, which represented 54.8% of total assets and 152.4% of stockholders' equity.

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

LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of 1999, the Company generated $4.7 million of cash from operations, an improvement of $700,000 compared to cash generated by operations in the first nine months of 1998. This improvement is attributable primarily to an increase of $1.5 million in net income excluding non-cash charges (principally depreciation and amortization) less the net cash effects of changes in working capital balances. The Company expects that cash flows from operations will continue to increase in 1999, in part as a result of additional operating cash provided from businesses acquired in 1998.

         During the nine months ended September 30, 1999 the Company expended $1.6 million for additions to property and equipment. This amount included expenditures for internal information systems that allow the Company to better manage its expanding operations. At September 30, 1999 the Company had no material commitments for the acquisition of property and equipment.

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

         In connection with the acquisition of certain businesses in 1998 and 1997, the Company is obligated under certain seller notes totaling $10.8 million at September 30, 1999. Of the $10.8 million outstanding at September 30, 1999, $1.7 million is payable within the next twelve months. As described above, the Company in March 1999 issued $13.0 million of subordinated debentures to provide additional cash resources as the seller notes begin to mature. The subordinated debentures initially bear interest at 9.25% per annum, and mature in lump sum in March 2004. The debentures prohibit the payment of dividends without the written consent of the holder.

         The Company is required to comply with certain financial covenants related to operating performance and liquidity, as calculated quarterly, for both the revised and extended long-term credit facility and the subordinated debentures. The Company believes that it will be in compliance with all covenants throughout 1999.

         The Company believes that its existing cash, its expected cash flow from operations and the financing arrangements completed in March 1999 will be sufficient for its projected working capital needs and to meet its future obligations under existing seller notes.

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

       The Company has implemented a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. The process involved four phases:

       PHASE I - INVENTORY AND DATA COLLECTION. This phase involved an identification of all items that are date dependent.

       PHASE II - COMPLIANCE REQUESTS. This phase involved requests to systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company replaced critical systems that could not be updated or certified compliant. The Company's principal compliance issue focused on the existing business and accounting system developed over the past ten years. A new business and accounting system has been implemented and is vendor-certified to be Year 2000 compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant.

       PHASE III - TEST, FIX AND VERIFY. This phase involved testing all items that are date dependent and upgrading the critical, non-compliant system as well as completing the implementation of the new business and accounting system.

       PHASE IV - FINAL TESTING, NEW ITEM COMPLIANCE. This phase involved review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment were tested for Year 2000 compliance.

The Company has completed all four phases and presently believes that the Year 2000 issue will not cause us any significant operational problems. In addition, we contacted our important suppliers and customers to receive positive statements of compliance from all significant third parties. To date, the Company is not aware of any Year 2000 non-compliance by its customers or suppliers that would have material impact on the Company's business. This substantial compliance has been achieved without the need to acquire significant new hardware, software, or systems other than in the ordinary course of business. The Company is not aware of any other material Year 2000 non-compliance that would require repair or replacement or that could have a material effect on its financial position. We cannot assure you, however, that we will not face unanticipated Year 2000 non-compliance problems. If we do, we may have to spend material amounts and could face material disruptions to our business. The Company has developed a strategy to address these potential consequences and contingency plans to deal with any disruptions.

FORWARD-LOOKING STATEMENTS

       Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report of Form 10-Q contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results and do not intend to do so. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to: (1) the loss of any key employees because the Company's business involves the delivery of professional services and is labor-intensive; (2) the loss of key officers of the Company, without 90 day replacement, which would constitute an event of default under the Company's $13 million Investment and Loan Agreement with Allied Capital Corporation and Allied Investment Corporation; (3) the availability and terms of additional capital or debt financing to fund future acquisitions and for working capital purposes; (4) significant competition for business opportunities and acquisition candidates; (5) fluctuations of revenue and operating income between quarters or termination of client engagements; (6) the continued integration of KK&A, KCI and S.E.A., acquired in 1998, and the integration of future acquisitions; and (7) risks associated with quantitative and qualitative market risks such as fluctuations in interest rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

1. TITANIUM. On May 12, 1999, FTI, through its subsidiary S.E.A., Inc. paid $350,000 in settlement of the Titanium Industries matter. In accordance with the Stock Purchase Agreement, FTI was reimbursed this amount by the selling stockholders.

2. PIXEL On July 14, 1999, the Superior Court at Stamford, Connecticut granted the motion to dismiss this action. Pixel has provided FTI legal counsel with a release dropping all claims and counterclaims.

The Company is not presently a party to any material litigation.

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

(A) EXHIBITS

27. Financial Data Schedule for nine months ended September 30, 1999

(B)      REPORTS ON FORM 8-K

Current Report on Form 8-K filed on January 8, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FTI CONSULTING, INC.

Date:  November 5, 1999                   By /s/Theodore I. Pincus
       ----------------                      ---------------------
                                          Executive Vice President and Chief
                                          Financial Officer (principal financial
                                          and accounting officer)