Form 10-K
period 1999-12-31
FTI CONSULTING INC
filed 2000-03-30
CIK 887936

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                      Commission file number:  001-14875

                             FTI CONSULTING, INC.
           --------------------------------------------------------
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

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Registrant's Common Stock outstanding on March 20, 2000 was 6,384,601.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average sales price of the Registrant's Common Stock on March 20, 2000 was $37,852,000*.

* Excludes 616,643 shares deemed to be held by directors, officers and greater than 10% holders of the Common Stock outstanding at March 20, 2000. Exclusion of Common Stock held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by, or under common control with, the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

                              FTI CONSULTING, INC.
                           Annual Report on Form 10-K
                      Fiscal Year Ended December 31, 1999

                               Table of Contents

                                                                     Page Reference to
                                                                         Form 10-K
                                                                     -----------------
Part I
------
          Item 1.  Business..............................................    4
          Item 2.  Properties............................................   12
          Item 3.  Legal Proceedings.....................................   12
          Item 4.  Submission of Matters to a Vote of Security Holders...   12

Part II
-------
          Item 5.  Market for the Company's Common Equity and
                    Related Shareholder Matters..........................   13
          Item 6.  Selected Financial Data...............................   14
          Item 7.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........   15
          Item 7A. Quantitative and Qualitative Disclosure About
                    Market Risk..........................................   21
          Item 8.  Financial Statements and Supplementary Data...........   22
          Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................   48

Part III
--------
          Item 10. Directors and Executive Officers of the Company.......   48
          Item 11. Executive Compensation................................   48
          Item 12. Security Ownership of Certain Beneficial Owners
                    and Management.......................................   48
          Item 13. Certain Relationships and Related Transactions........   48

Part IV
-------

          Item 14. Exhibits, Financial Statement Schedule and
                    Reports on Form 8-K..................................   49

                               ITEM 1. BUSINESS

Company Overview

FTI Consulting, Inc. (the "Company" or "FTI") is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support and engineering/scientific investigation. Modern corporations, as well as those who advise and invest in them, face growing challenges on every front. From a proliferation of "bet-the-company" litigation to increasingly complicated relationships with lenders and investors in an ever-changing global economy, U.S. companies are turning more and more to outside experts and consultants to address these complex issues. FTI is dedicated to helping corporations, their advisors, lawyers, lenders and investors meet these challenges by providing a broad array of "No. 1" practices from a single source.

We derive revenues from our three business divisions: Expert Financial Services, Litigation Services and Applied Sciences. Our Expert Financial Services Division offers a range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. Our Litigation Services Division provides advice and services in connection with all phases of the litigation process. Our Applied Sciences Division offers engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights.

The markets for our services consist primarily of legal and legal-related proceedings, bankruptcy and distressed company matters and insurance related issues. Our clients use us for several reasons, including our expertise and unique capabilities in certain specialized areas, the sophisticated nature of our work which precludes the cost-effectiveness of their maintaining our capabilities "in-house," the need for "outside" expertise or impartiality in many of the areas in which we operate and the trend in business generally to outsource non-core activities, especially in those areas which are highly complex, sophisticated, unique and incident-driven as opposed to generally recurring.

Over the past three years, we have taken several steps to grow our business and increase our prominence in the professional services industry. These steps include:

 .    Completing six acquisitions that significantly expanded our size, service offerings and geographic scope;

 .    Expanding into Expert Financial Services for trials, bankruptcy proceedings and restructurings;

 .    Recruiting more recognized litigation support professionals and adding to our visual communications staff; and

 .    Developing proprietary trial preparation and presentation software and software to facilitate engineering and scientific inquiry.

The Company has further expanded its geographic reach with major offices now in New York, Columbus, Chicago, Houston, Los Angeles, Annapolis and Washington, D.C., as well as over 25 other U.S. locations.

As described in detail in Note 4 of the "Notes to Consolidated Financial Statements," the Company acquired L.W.G., Inc. ("LWG"), and Bodaken Associates ("Bodaken") in 1997; and acquired S.E.A., Inc. ("S.E.A."), Klick, Kent & Allen, Inc. ("KK&A"), and Kahn Consulting, Inc. ("KCI"), in 1998.

On February 4, 2000, the Company acquired Policano & Manzo, L.L.C. ("P&M") as described in more detail in Note 14 of "Notes to Consolidate Financial Statements." P&M, based in Saddle Brook, New Jersey, is a leader in providing bankruptcy and restructuring consulting services to large corporations, money center banks and secured lenders through the U.S.

Since its founding in March 1990, P&M has participated in more than 300 matters, including some of the largest bankruptcy proceedings and out-of-court restructurings in the U.S. In 1999, P&M participated in five of the sixteen largest Chapter 11 proceedings, with debt over $1 billion and three out-of-court matters with over $1 billion in debt. Most of P&M's staff of 25 senior consultants are CPAs, each having significant business and financial advisory experience. We believe that the combination of P&M's business and KCI's turnaround and strategic advisory practice will greatly enhance our technical capabilities and establish our position as the first choice among leading financial institutions and companies in distressed business situations. The acquisition of Policano & Manzo L.L.C. significantly strengthens our capability to provide bankruptcy and restructuring consulting services to large corporations, money center banks and secured lenders through the U.S.

Expert Financial Services

The bankruptcy and restructuring market is rapidly expanding as more companies are defaulting on debt. We attribute much of this expansion to the sector-by-sector restructurings of whole industries, even during periods of growth in the overall economy and to the increased use of speculative grade debt in recent years.

According to Standard & Poor's Credit Week, 1999 was one of the worst years ever in terms of corporate defaults, with the highest ever amount of defaulted debt. About 40% of last year's defaults related to economic turmoil, but the other 60% had nothing to do with economic conditions. In fact, most of them occurred in spite of years of uninterrupted prosperity. Standard & Poor's believes the current wave of defaults has yet to end and the default numbers will stay high for several more years.

As a further indication of the increase in the demand for restructuring services, 1999 saw the highest number of public company Chapter 11 filings since 1991 with twice the amount of pre-petition assets filed in 1998. Our continued commitment to the bankruptcy market during this period has uniquely positioned us to take advantage of the increased level of activity emerging in the bankruptcy market. In addition, the complexity of the global economy and the intricacies of government regulation on all aspects of business from competition to the merger and acquisition field has made Expert Financial Services the fastest growing of the Company's three business lines.

Our forensic accounting specialists work with companies dealing with the investigation of disclosure and fraud issues, as well as companies which are undergoing restructuring or bankruptcy reorganizations. In addition, we generally employ statistical and economic tools to help companies evaluate issues, such as determining the economic impact of deregulation of certain industries, the amount of commercial damages suffered by businesses as a result of a tort or a breach of contract, the existence of discriminatory employment practices and the value of a business or professional practice for appraisal purposes. We also work with clients to develop business strategy and tactics on an ongoing basis.

Litigation Services

According to U.S. Bureau of Census statistics, the market for legal services in the United States exceeds $100 billion. This has been fueled in no small part by an organized plaintiffs' bar, large jury awards, complexity of cases and a great deal of publicity.

In response to these factors, corporations and law firms have increasingly turned to outside litigation support specialists. FTI has an 18-year history in pioneering creative responses to these challenges. FTI focuses on developing and providing innovative applications from the fields of accounting, science, education, communications and technology to meet its clients' needs in the best fashion.

For example, in the jury consulting arena, the Company has adapted methods traditionally used in marketing and political polling to analyze how juries reach decisions. In the visual communications arena, FTI has drawn on the skills and techniques used in 3D computer animation and simulation and pioneered their use to enhance presentations and expert testimony on complex subjects, such as toxic torts, vehicle accidents, airplane crashes, financial disputes, intellectual property resolutions and physical phenomena. The significant decrease in the cost of the technology has made it a cost-effective alternative for most trials. The dramatic increase in size of trials and volume of information has made the visualization of concepts and themes through animated and static "pictures" a necessity.

Perhaps the most dramatic trend affecting the growth of the litigation support services market, however, has been the increasing sophistication of courtroom presentation and document management techniques. Computerized document management in cases involving millions of pages of deposition testimony and exhibits has become widely used in the federal and state court systems. Improvements in document management enable litigation support firms to provide a higher quality of service at a reduced cost. Moreover, effective document management and exhibit and trial preparation allow companies to better focus on the issues involved in litigation so that they can better chart cost-effective strategy with regard to resolution of the issues and control of the expenses.

Applied Sciences

The Applied Sciences Division specializes in analyzing the causes of accidents resulting from such events as poor product design, fires, chemicals mishaps and construction accidents. Its market includes insurance companies and manufacturing companies, and it is being driven not only by a proliferation of litigation but also by recent trends in:

 . A greater emphasis on loss and injury prevention by insurance companies and manufacturers;

 . Insurance companies proactively working with manufacturers to make products less likely to cause property damage or personal injury;

 . Manufacturers becoming increasingly aware of the economic importance of building safe products because of the proliferation of mass tort claims and product recalls mandated by government agencies;

 . Significant improvements in technology and decreases in technology costs, which allow sophisticated computer-driven analysis on a cost-effective basis;

 . The cost-effective use of engineering applications beyond high-exposure litigation; and

 . The cost-effective use of computer simulations and animations for a wider range of disputes, as well as for product testing and employee training.

In addition to its litigation work, the Division assists companies in assessing preventative measures relating to product design and the evaluation of the causes of product failures. As a result, we are engaged by companies at an early stage of potential litigation or on a quality control basis absent any litigation at all. We have been called upon to assess the causes and relative levels of responsibility of an accident, as well as to design preventative measures. As a result of being engaged so early in the process, the Company believes that revenues from these services generally are steadier and less incident-driven than the revenues of other firms involved exclusively in the latter stages of litigation preparation or other types of consulting services.

In all areas of its business, the Company believes its staff of statistic, accounting, engineering, scientific, communication, artistic, computer management and jury professionals are recognized experts in their fields and provide it with a competitive advantage.

Business Strategy

FTI's strategy is to become a national company possessing critical mass, a broad range of services and a cost-effective delivery of high-quality services to clients. The Company's business strategy, combining strong internal growth with an aggressive acquisition philosophy, is designed to achieve these goals. Most importantly we believe this strategy clearly aligns us with the goals of our clients, corporations and their advisers who are seeking consistently highest quality expertise and the best service on a cost effective basis any time and anywhere they need it. The Company believes the following elements are key to the continued success of its business strategy:

    . Build on Our Strong Reputation and Quality. The Company believes that size and reputation are critical elements to the purchasing decisions of corporations, law firms, banks and insurance companies. By hiring the most qualified professionals and by acquiring highly respected firms, FTI has sought to distinguish itself within this industry. The Company has benefited both from the skills of these professionals, as well as the client relationships brought by them to FTI. The Company has also sought to foster its existing client relationships by providing its clients with the highest quality products and services.

    . Increase the Range of Our Services. Our strategy has been to transition from a vendor-based approach to an early stage and ongoing advisory approach. We believe that our integrated services approach uniquely positions us in the market and enables us to better fulfill our clients' expectations. Since 1982, we have significantly expanded our range of services to include:

       .  visual communications;

       .  jury consulting;

       .  insurance claims management;

       .  analytic engineering;

       .  economic consulting;

       .  forensic accounting; and

       .  restructuring and bankruptcy consulting.

Our expanded range of services has led to increased demand from our clients for more broad-based and strategic consulting services. This has created a unique opportunity for us to successfully cross-market a broader range of services to our existing clients.

    . Expand Our Size and Geographic Reach. Today, large forensic and litigation matters require a service provider to be capable of supplying a wide range of services simultaneously. To enhance our ability to effectively service sophisticated clients in large, complex matters, we follow a strategy of:

       . increasing our staff by attracting highly qualified, well-respected professionals and outsourcing to quality consultants;

       . increasing the range of our core competencies by selectively acquiring businesses with a strong strategic fit; and

       . investing in the technology and equipment necessary to maintain our competitive edge.

Our growth strategy allows us to expand our client base and range of services as well as to leverage our operations into key geographic markets. We believe that we gain a competitive advantage by being able to provide services to large, geographically diverse corporations on a nationwide basis. We also believe that our proximity to our clients provides a significant cost advantage by allowing us to balance resources and centralize a number of labor intensive activities, such as graphics support and document management. Our long-term plans include expanding both the number of offices we maintain and the range of services provided by each office.

    . Provide Cost-Effective Delivery of Service. We are dedicated to providing cost-effective solutions to our clients. We offer a disciplined project management approach to ensure that we adhere to clients' budgets and schedules. We also maintain a flexible cost structure by using a mix of employees and outside consultants. This reduces our fixed overhead while allowing us to offer solutions and expertise tailored to the client's specific requirements.

Clients

In 1999, the Company performed work for 1,977 clients, on 14,315 matters, including 1,139 law firms, 60 of which were rated in the top 100 law firms in 1999, as measured by the American Lawyer, based on revenues in the United States; 198 industrial clients, 75 of which were rated in the FORTUNE 500 for 1999; 13 banks and other financial institutions, 3 of which were among the 100 largest U.S. public banks; and 447 insurance companies, 20 of which were rated in the FORTUNE 500 for 1999. As of December 31, 1999, the Company was actively working on 3,369 different matters for 1,732 different clients. None of the Company's clients represented more than 10% of the Company's revenues during 1999.

Competition

The legal support services market is highly competitive. The Company faces various sources of competition, including several national companies, large public accounting firms and economic consulting organizations and a number of smaller firms that provide one or more services to local and regional markets. The source of competition often depends upon the services being provided by the Company. The expert financial services group competes against accounting and economic consulting firms. The litigation services division generally competes against other litigation consulting firms and small sole proprietorships. The applied sciences division competes against various regional or national concerns, independent experts and research organizations.

Competitive factors for the Company's services include reputation, geographic location, performance record, quality of work, range of services provided and existence of an ongoing client relationship. To a lesser extent, we also compete on price, however, the nature of our client matters typically reduces cost or "shopping" to a secondary consideration. On a nationwide basis, the Company's competitors include Engineering Animation, Inc., which provides animation services; Exponent, Inc., which provides engineering analysis services and a limited amount of animation services; Decision Quest, which provides jury analysis, visual packaging and animation services; and the national accounting firms. Certain national support service providers are larger than the Company and, on any given engagement, may have a competitive advantage over the Company with respect to one or more competitive factors. In addition, smaller local or regional firms, while not offering the range of services provided by FTI, often are able to provide the lowest price on a specific engagement because of their lower overhead costs and proximity to the engagement. The fragmented nature of the legal support services industry may also provide opportunities for large companies that offer complementary services to enter the market through acquisition. In the future, these and other competitive pressures could require the Company to modify its pricing or increase its spending for marketing to attract business.

Employees

As of December 31, 1999, the Company had 437 employees, and after the acquisition of Policano & Manzo on February 4, 2000, had 464 employees. Approximately 98 of the employees are in litigation support services, 245 in applied sciences and 81 in expert financial services. The remaining employees are administrative employees. The Company also maintains consulting arrangements with approximately 1,714 independent consultants, of whom approximately 432 were utilized on Company engagements during 1999.

None of the Company's employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.

Business Risks

This Annual Report on Form 10-K, including the documents incorporated by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. When the Company refers to forward-looking statements or information, sometimes the Company uses words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes," "estimates," "anticipates" and "continues." In particular, the following summary of "Business Risks" describe forward-looking information. The business risks that are described are not all inclusive, particularly with respect to possible future events. Other parts of this Annual Report on Form 10-K may also describe forward-looking information. Things can happen that can cause actual results to be very different from those described. The Company also makes no promise to update any of its forward-looking statements, or to publicly release the results if we revise any of them. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to:

We are highly leveraged.

Subsequent to the acquisition of Policano & Manzo, we increased our total indebtedness to $91.0 million, plus a $7.5 million Revolving Credit Line. Our ability to pay interest and principal on the indebtedness will depend on our future operating performance which will depend upon prevailing economic conditions, demand for our professional services and other factors that may be beyond our control.

The debt obligations include a number of financial and operating covenants, which restrict our ability to borrow more money, make loans, create liens on or sell our assets, make investments and merge with other companies.

We have approximately $96 million of goodwill and other intangible assets.

Most of these assets are goodwill related to our acquisitions. If this goodwill becomes impaired, we are required to write down its carrying value and incur an additional charge against our income. This could have a materially adverse affect on our business, operating results and financial condition.

We depend upon our staff of key professionals and management.

Our continued success depends upon our ability to retain and expand our staff of key professionals. We cannot assure you that we will be able to retain our key professionals or that we will be able to attract, assimilate or retain additional qualified professionals in the future. Moreover, the loss of Jack B. Dunn, IV or Stewart J. Kahn as employees of FTI without a suitable replacement within 90 days could constitute a default under the Company's new $98.5 million credit facilities.

We face significant competition for new business opportunities and acquisition candidates.

We face competition from many other providers of consulting services, ranging from large organizations, such as the "big five" accounting firms and the large management consulting companies that offer a full range of consulting services, to small one or two person firms that provide only one specialized service. We cannot assure that we will be able to continue to compete successfully for new business opportunities or retain our existing clients.

A number of our competitors also have adopted a strategy of expanding and diversifying through acquisitions of other consulting firms. We experience competition, therefore, in our effort to execute our acquisition strategy, and we anticipate that this competition also will increase in the future. We may be unable to continue to make acquisitions or may be forced to pay more for the ones we are able to make. As a result, we may be unable to grow our business as quickly as we have in the past, and our profitability may decline.

We must successfully integrate the acquisition of Policano & Manzo.

We have successfully integrated the acquisitions we completed in 1998 and have begun to integrate Policano & Manzo. If we are unable to effectively integrate P & M, this could adversely affect our planned growth and lower our profitability.

Our revenues, operating income and cash flow may fluctuate.

We have experienced fluctuating revenues, operating income and cash flow in some prior quarterly and annual periods and expect this trend to continue from time to time in the future.

We must successfully manage the growth of our business.

We plan to continue to rapidly expand our business. If we fail to mange our growth effectively, our business, results of operations and financial condition are likely to be adversely affected.

We may face conflicts of interests.

Many of the matters we work on are adversarial and in most matters we obtain confidential information from our clients. As a result, our engagement by a particular client may preclude us from accepting engagements from another entity with an interest adverse to our client.

It is critical that we maintain our professional reputation.

We depend upon our overall reputation and the individual reputations of our professionals to obtain new client engagements and attract and retain highly qualified professionals. Therefore, we may have difficulty in competing for new engagements if our existing clients become dissatisfied with our performance.

We are subject to the risk of professional liability.

Many of our engagements involve complex analysis and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. Any claim by a client against us could expose us to liability in excess of our insurance limits and could severely injure our reputation.

Risks associated with quantitative and qualitative market risks such as fluctuations in interest rates as described under Item 7A of this Annual Report on Form 10-K.

                              ITEM 2. PROPERTIES

FTI leases its principal facility in Annapolis, Maryland, which totals approximately 39,100 square feet, under a lease that expires in December 2003. The Company also leases offices across the United States, in cities such as New York, Chicago, Houston, Los Angeles, Atlanta, Columbus and Washington, D.C.

The Company believes that its leased facilities are adequate for its current needs, and that suitable additional space, should it be needed, will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

                           ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any material litigation.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders for consideration during the quarter ended December 31, 1999.

                                 PART II

                ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
                        AND RELATED SHAREHOLDER MATTERS

     (a) During 1999, the Company did not conduct any sales of its equity securities that were not registered under the Securities Act of 1933, as amended, other than the sales previously disclosed in the Company's quarterly reports on Form 10-Q.

     (b) On March 9, 1999, FTI's common stock began trading on the American Stock Exchange under the symbol "FCN." Prior to that time, the common stock was listed on the Nasdaq National Market and traded under the symbol "FTIC." The following table sets forth for the periods indicated the high and low sales prices for the common stock, as reported on the American Stock Exchange for each quarter during 1999 and the Nasdaq National Market for each quarter during 1998 and 1997.

                                                                          High            Low
                                                                          ----            ---
     Fiscal Year Ended December 31, 1997
     First fiscal quarter                                                $ 9  5/8        $ 5 1/2
     Second fiscal quarter                                               $ 8             $ 5 5/8
     Third fiscal quarter                                                $ 9  1/2        $ 6 3/4
     Fourth fiscal quarter                                               $14  3/4        $ 9
     Fiscal Year Ended December 31, 1998
     First fiscal quarter                                                $16  1/4        $10
     Second fiscal quarter                                               $20  3/4        $13 1/2
     Third fiscal quarter                                                $17 3/16        $ 4
     Fourth fiscal quarter                                               $ 8  3/8        $ 2 3/8
     Fiscal Year Ended December 31, 1999
     First fiscal quarter                                                $ 4  1/4        $ 2 5/8
     Second fiscal quarter                                               $ 5  7/8        $ 2 7/8
     Third fiscal quarter                                                $ 6  1/8        $ 4 1/2
     Fourth fiscal quarter                                               $ 6  3/8        $ 3 3/4

     As of March 20, 2000, the number of record holders of the Company's common stock was 112 and the Company believes the number of beneficial holders was approximately 2,600.

     The Company has not declared or paid any cash dividends on the Company's common stock to date and does not anticipate paying any cash dividends on its shares of common stock in the foreseeable future because it intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Further, the Company's credit facilities restrict the Company's ability to pay dividends.

                        ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 1999 are derived from the Company's consolidated financial statements. The financial statements for the years ended December 31, 1995, 1996, 1997, 1998, and 1999 were audited by Ernst & Young LLP. The data below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                                                                        Year ended December 31,
                                                     -------------------------------------------------------
                                                     1999        1998       1997        1996       1995/(1)/
                                                     ----        ----       ----        ----       ---------
                                                                (in thousands, except per share data)
Statement of Operations Data:
Revenues                                           $84,607     $58,615     $44,175    $30,648     $ 23,381

Direct cost of revenues                             44,149      31,402      23,564     17,020       11,366
Selling, general and administrative expenses        28,829      20,532      15,159     10,786        9,887
Amortization of goodwill                             2,313         996          82          -            -
                                                   -------     -------     -------    -------     --------
Total costs and expenses                            75,291      52,930      38,805     27,806       21,253
                                                   -------     -------     -------    -------     --------
Income from operations                               9,316       5,685       5,370      2,842        2,128
Other income (expense)                              (4,014)     (1,163)        173        107         (222)
                                                   -------     -------     -------    -------     --------
Income from continuing operations before
  income taxes                                       5,302       4,522       5,543      2,949        1,906
Income taxes                                         2,311       1,954       2,250      1,235          779
                                                   -------     -------     -------    -------     --------
Income from continuing operations                    2,991       2,568       3,293      1,714        1,127
Loss from operations of discontinued
  operations, net of tax/(1)/                            -           -           -          -          (65)
Loss on disposal of discontinued operations,
  net of tax                                             -           -           -          -         (365)
                                                   -------     -------     -------    -------     --------
Net income                                           2,991       2,568       3,293      1,714          697
Preferred stock dividends                                -           -           -         62          125
                                                   -------     -------     -------    -------     --------
Income available to common stockholders            $ 2,991     $ 2,568     $ 3,293    $ 1,652     $    572
                                                   =======     =======     =======    =======     ========

Earnings per common share from continuing
  operations                                       $  0.61     $  0.54     $  0.73    $  0.46     $   0.27
Earnings per common share, assuming
  dilution                                         $  0.59     $  0.51     $  0.70    $  0.42     $   0.24
Shares used in computation                           5,028       5,077       4,698      4,174        3,316

                                                                      As of December 31,
                                                     --------------------------------------------------
                                                     1999        1998       1997        1996       1995
                                                     ----        ----       ----        ----       ----
Balance Sheet Data:
Working capital                                    $19,233     $ 9,071     $10,634    $13,311     $  2,259
Total assets                                        84,292      79,747      29,176     20,868       10,756
Long-term debt, capital lease obligations
  and redeemable stock                              41,154      36,016       1,014        254        3,941
Total stockholders' equity                          30,252      25,594      21,019     17,629        1,463

/(1)/ Effective March 31, 1996, the Company sold a subsidiary, Annapplix to a group that includes Annapplix's former owner and certain officers and stockholders of the Company.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

FTI Consulting, Inc., (the "Company" or "FTI"), is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support and engineering/scientific investigation. We derive revenues from our three business divisions: Expert Financial Services, Litigation Services and Applied Sciences. Our Expert Financial Services Division offers a range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. Our Litigation Services Division provides advice and services in connection with all phases of the litigation process.
Our Applied Sciences Division offers engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights.

 . fees for our professional services;
 . fees for use of our equipment and facilities;
 . pass-through expenses, such as our cost of recruiting subjects and participants for research surveys and mock trial activities and travel; and . fees associated with production of our work product, such as static graph boards, color copies and digital video production.

Our goal is to provide value-added services to our clients either on a case-by-case basis or through on-going relationships with major users of litigation and claims services. Over the past three years, we have taken several steps to grow our business and increase our prominence in the professional services industry. These steps include:

 . completing six acquisitions that significantly expanded our size, service offerings and geographic scope;
 . expanding into expert financial services for trials, bankruptcy proceedings and restructurings; and
 . recruiting more recognized litigation support professionals and adding to our visual communications staff.

The Company has further expanded its geographic reach with major offices now in New York, Columbus, Chicago, Houston, Los Angeles, Annapolis and Washington, D.C., as well as over 25 other U.S. locations.

In September 1997, the Company acquired L.W.G., Inc. (LWG) and Bodaken Associates (Bodaken) in transactions accounted for as purchases. LWG broadened the Company's offerings to the insurance market by adding capabilities in claims management consulting and restoration services. Bodaken enhanced the Company's jury and trial consulting capabilities, particularly in the western region of the U.S.

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

In September 1998, the Company acquired both S.E.A., Inc. (S.E.A.) and Kahn Consulting, Inc. (KCI). S.E.A., headquartered in Columbus, Ohio, provides investigation, research, analysis and quality control services in areas such as distress, product failure, fire and explosion and vehicle and workplace accidents. The S.E.A. acquisition has allowed the Company to significantly expand its scientific consulting offerings, in addition to providing geographic expansion into the southeast and mid-west markets. KCI, headquartered in New York City, provides expert testimony on accounting and financial issues; forensic accounting and fraud investigation services; strategic advisory, turnaround, bankruptcy and trustee services, and government contract consulting. The acquisitions of KCI and KK&A provided the foundation for the expansion of expert financial services into markets where the Company already has a presence.

On February 4, 2000, the Company acquired the membership interests of Policano & Manzo L.L.C. ("P&M") as further described in Note 14 of "Notes to Consolidated Financial Statements." P&M, based in Saddle Brook, New Jersey, is a leader in providing bankruptcy and turnaround consulting services to large corporations, money center banks and secured lenders throughout the U.S. The purchase price included $47.5 million in cash and the issuance of 815,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. (See "Liquidity and Capital Resources" below for a description of the financing of this transaction.)

Years Ended December 31, 1999, 1998 and 1997

Revenues. Total revenues in 1999 increased 44.4% to $84.6 million from $58.6 million in 1998. Litigation Services revenues increased 9.8% to $29.1 million in 1999 from $26.5 million in 1998 as a result of an improved volume of cases. The Applied Sciences Division experienced 56.2% growth in 1999 to $35.7 million from $22.8 million in 1998, nearly all of which came from the acquisition of S.E.A. in September 1998. The Expert Financial Services division grew by 114.0% to $19.9 million from $9.3 million, with $8.6 million of that growth coming from acquisitions in 1998 and $2.0 million from internal growth.

Total revenues in 1998 increased 32.7% over 1997. Excluding acquisitions completed in 1998, revenues would have increased 6.9%. Litigation Services revenues decreased 5.2% from 1997 to 1998 as a result of softness in the markets during the second and third quarter of 1998. The Applied Sciences Division experienced 90.4% growth in 1998 with more than half of that growth coming from the acquisition of S.E.A. The Expert Financial Services division grew by 120.2% with substantially all of that growth coming from acquisitions.

Direct Cost of Revenues. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues as a percent of revenues was 52.2% in 1999, 53.6% in 1998 and 53.3% in 1997. The improvement in 1999 resulted from a mix of price increases and improved productivity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, and corporate overhead expenses. As a percent of revenues, these expenses were 34.1% in 1999, 34.9% in 1998 and 34.3% in 1997.

Amortization of Goodwill. Annual amortization of goodwill has increased from $81,000 in 1997 to $2.3 million in 1999 as the Company has completed additional acquisitions; and is further expected to substantially increase in 2000 as a result of the acquisition of Policano & Manzo described above and in "Future Assessment of Recoverability and Impairment of Goodwill" which follows below.

Other Income and Expenses. Interest expense consists primarily of interest associated with the purchased businesses referred to above. Interest expense is also expected to increase substantially in 2000 as a result of the acquisition of Policano & Manzo and the associated refinancing described above.

Income Taxes. In 1999 and 1998, principally as a result of some of the goodwill amortization not being deductible for income tax purposes, the Company's effective tax rate increased to 43.7% and 43.2%, respectively, compared to 40.6% in 1997. See Note 8 of "Notes to Consolidated Financial Statements" for a reconciliation of the federal statutory rate to the effective tax rates during each of these years, and a summary of the components of the Company's deferred tax assets and liabilities.

Future Assessment of Recoverability and Impairment of Goodwill

In connection with its various acquisitions, the Company recorded goodwill, which is being amortized on a straight-line basis over periods of 15 to 25 years, its estimated periods that the Company will be benefited by such goodwill. At December 31, 1999, the unamortized goodwill was $43.7 million (which represented 51.8 % of total assets and 144.3% of stockholders' equity). Further, in connection with the acquisition of Policano & Manzo described above, approximately $53.0 million of goodwill was recorded which is being amortized over its estimated useful life of 20 years. On a pro forma basis at December 31, 1999, the approximately $96.0 million of goodwill will represent nearly 67% of total assets. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability and growth trends of the acquired companies and the relative lengths of time such companies have been in existence.

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

Liquidity and Capital Resources

The Company in 1999 generated $8.4 million of cash flow from operations, an improvement of $3.0 million as compared to 1998. This increase is attributable to an increase in net income excluding non-cash charges (principally depreciation and amortization) of $2.2 million, and the favorable net cash effects of changes in working capital balances. The Company expects that cash flows from operations will increase in 2000, in part as a result of additional operating cash provided from businesses acquired in late 1998 and the acquisition of Policano & Manzo described above.

To finance the P&M transaction, the Company entered into a senior credit facility, consisting of a $61.0 million amortizing term loan maturing through January 31, 2006, initially bearing interest at LIBOR plus specified margins ranging from 3.25% to 3.75% which margins may decline based on the Company's leverage ratio: a $7.5 million revolving credit facility (not initially drawn down) bearing interest at prime plus 1.75% which may also decline based on the Company's leverage ratio; and a $30.0 million subordinated debt facility with a group of lenders maturing January 31, 2007, bearing cash interest of 12% and 5% payable in kind (PIK). The credit facilities are secured by all assets of the Company. The Company is also required to comply with certain specified financial covenants related to operating performance and liquidity at the end of each quarter, and is further required to obtain interest rate protection on a minimum of 50% of the $61.0 million term loan. The Company believes that it will be in compliance with all covenants throughout 2000. Proceeds of the facilities, together with approximately $2.0 million of the Company's existing cash, were used for the purchase and to refinance the Company's existing debt of approximately $44.0 million described below. Additionally the Company issued 604,504 shares of its common stock to retire approximately $2.7 million of notes outstanding to certain members of the senior management team whose businesses were acquired by the Company in prior transactions.

In connection with the issuance of the subordinated debt, the holders were issued warrants to purchase approximately 670,000 shares of the Company's common stock at an exercise price of $4.44 per share. The warrants expire ten years from the date of closing. In addition, the Company cancelled warrants for 130,835 shares of common stock issued in March 1999 in connection with its existing subordinated debt of $13.0 million which was repaid as part of this refinancing.

In 1998 the Company had borrowed $26.0 million under its $27.0 million long-term credit facility with a bank to provide the $26.4 million of cash needed to acquire Klick, Kent & Allen, Inc.; Kahn Consulting, Inc.; and S.E.A., Inc. This credit facility was renegotiated in March 1999, and was repaid on February 4, 2000. The Company in March 1999 issued $13.0 million of subordinated debentures which were also repaid on February 4, 2000.

In connection with the acquisition of certain businesses in 1998 and 1997, the Company was obligated under certain seller notes totaling $10.8 million at December 31, 1999. Of the $10.8 million outstanding at December 31, 1999, $8.1 million was repaid during the refinancing on February 4, 2000 and approximately $2.7 million was exchanged for common stock.

The Company believes that cash generated from operations will allow it to meet its obligations that mature in 2000 and thereafter under its Credit Facility, and further provide for the necessary cash resources required in the near term to fund its expanding operations. The Company will also explore appropriate opportunities to raise equity capital to repay such obligations in whole or part prior to maturity.

During 1999 the Company expended $3.1 million for additions to property and equipment. This amount included expenditures for internal information systems that allow the Company to better manage its expanding operations. At December 31, 1999, the Company had no material commitments for the acquisition of property and equipment.

Year 2000 Compliance

During 1999, the Company implemented a four-stage process to assure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. The Company completed all four phases and believes that the Year 2000 issue did not and will not cause us any significant operational problems. In addition, we contacted our important suppliers and customers and received positive statements of compliance from all significant third parties. To date, the Company is not aware of any Year 2000 non-compliance by its customers or suppliers that would have a material impact on the Company's business. The Company is not aware of any other material Year 2000 non-compliance that would require repair or replacement or that could have a material effect on its financial position. We cannot assure you, however, that we will not face unanticipated Year 2000 non-compliance problems. If we do, we may have to spend material amounts and could face material disruptions to our business. The Company has developed a strategy to address these potential consequences and contingency plans to deal with any disruptions.

Forward-Looking Statements

Some of the statements under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this Annual Report of Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results and do not intend to do so. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to (1) the loss of any key employees because the Company's business involves the delivery of professional services and is labor-intensive; (2) the loss of key officers of the Company, without 90 day replacement, which would constitute an event of default under the Company's Senior and Subordinated Credit Facilities; (3) the availability and terms of additional capital or debt financing to fund future acquisitions and for working capital purposes; (4) significant competition for business opportunities and acquisition candidates;
(5) fluctuations of revenue and operating income between quarters or termination of client engagements; (6) the integration of P&M and of future acquisitions; and (7) risks associated with quantitative and qualitative market risks such as fluctuations in interest rates.

               ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

At December 31, 1999, $33.0 million of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings and assuming a hypothetical 200 basis point increase in interest rates under the Company's long-term bank credit facility for one year, the Company's interest expense would increase by approximately $660,000 and net income would decrease by approximately $372,000.

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

On February 4, 2000, the Company acquired the membership interests of Policano & Manzo, L.L.C. To finance this transaction, the Company entered into a senior credit facility of $61.0 million amortizing term loan maturing through January 31, 2006 at variable interest rates, and a $30.0 million subordinated debt facility bearing interest at fixed rates. See Note 14 to the Consolidated Financial Statements - Subsequent Events for a more complete description of the refinance transaction.

Beginning February 4, 2000, $61.0 million of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings (at February 4, 2000) and assuming a hypothetical un-hedged 200 basis point increase in interest rates under the Company's long-term senior credit facility for one year, the Company's interest expense would increase by approximately $1.2 million and net income would decrease by approximately $660,000.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997



                       Contents

Report of Independent Auditors....................   23

Consolidated Financial Statements

Consolidated Balance Sheets.......................   24
Consolidated Statements of Income.................   26
Consolidated Statements of Stockholders' Equity...   27
Consolidated Statements of Cash Flows.............   28
Notes to Consolidated Financial Statements........   29

                        Report of Independent Auditors


The Board of Directors and Stockholders
FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                             /s/ Ernst & Young LLP

Baltimore, Maryland
February 11, 2000

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets



                                                               December 31,                    Pro Forma
                                                         1999             1998            December 31, 1999
                                                       ----------------------------------------------------
                                                         (dollars in thousands)             (unaudited)
Assets
Current assets:
 Cash and cash equivalents                              $  5,046        $  3,223              $  1,881
 Accounts receivable, less allowance of $1,065
  in 1999 and $1,305 in 1998 ($1,073 pro forma)           14,458          13,139                19,278

 Unbilled receivables, less allowance of $1,160
  in 1999 and $1,117 in 1998 ($1,160 pro forma)            9,222           7,803                 9,592

 Income taxes recoverable                                     64             794                    64
 Deferred income taxes                                       641               -                   641
 Prepaid expenses and other current assets                 1,461           1,262                 1,486
                                                        --------        --------              --------
Total current assets                                      30,892          26,221                32,942

Property and equipment:
 Buildings                                                     -             411                     -
 Furniture, equipment and software                        17,205          14,752                17,508
 Leasehold improvements                                    1,955           1,891                 1,955
                                                        --------        --------              --------
                                                          19,160          17,054                19,463
 Accumulated depreciation and amortization               (10,781)         (8,767)              (10,930)
                                                        --------        --------              --------
                                                           8,379           8,287                 8,533


Goodwill, net of accumulated amortization of
 $3,473 in 1999 and $1,160 in 1998 ($3,473 pro            43,658          45,164                95,731
 forma)

Other assets                                               1,363              75                 4,721
                                                        --------        --------              --------
Total assets                                            $ 84,292        $ 79,747              $141,927
                                                        ========        ========              ========

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                                  (continued)

                                                                   December 31,                  Pro Forma
                                                              1999            1998           December 31, 1999
                                                             -------------------------------------------------
                                                             (dollars in thousands)             (unaudited)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                       $ 3,240        $ 2,924               $  4,139
 Accrued compensation expense                                  5,373          2,765                  5,373
 Deferred income taxes                                           471              -                    471
 Current portion of long-term debt                             1,718         10,650                  4,250
 Advances from clients                                           435            498                  2,572
 Other current liabilities                                       422            313                    422
                                                             -------        -------               --------
Total current liabilities                                     11,659         17,150                 17,227

Long-term debt, less current portion                          41,009         35,630                 83,036
Other long-term liabilities                                      411            269                    411
Deferred income taxes                                            961          1,104                    961
Commitments and contingent liabilities                             -              -                      -

Stockholders' equity:
 Preferred stock, $.01 par value; 4,000,000
  shares authorized in 1999 and 1998, none                         -              -                      -
  outstanding
 Common stock, $.01 par value; 16,000,000 shares
  authorized; 4,913,905 and 4,781,895 shares
   issued and outstanding in 1999 and 1998,                       49             48                     63
   respectively (6,333,409 pro forma)
 Additional paid-in capital                                   18,197         16,531                 30,081
 Retained earnings                                            12,006          9,015                 10,148
                                                             -------        -------               --------
Total stockholders' equity                                    30,252         25,594                 40,292
                                                             -------        -------               --------
Total liabilities and stockholders' equity                   $84,292        $79,747               $141,927
                                                             =======        =======               ========

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Statements of Income

                                                               Year ended December 31,
                                                          1999           1998            1997
                                                ------------------------------------------------------
                                                     (dollars in thousands, except per share data)

Revenues                                                 $84,607        $58,615         $44,175

Direct cost of revenues                                   44,149         31,402          23,564
Selling, general and administrative expenses              28,829         20,532          15,160
Amortization of goodwill                                   2,313            996              81
                                                         -------        -------         -------
Total costs and expenses                                  75,291         52,930          38,805
                                                         -------        -------         -------

Income from operations                                     9,316          5,685           5,370
                                                         -------        -------         -------

Other income (expenses):
 Interest and other income                                   136            319             343
 Interest expense                                         (4,150)        (1,482)           (170)
                                                         -------        -------         -------
                                                          (4,014)        (1,163)            173
                                                         -------        -------         -------

Income from operations before income taxes                 5,302          4,522           5,543
Income taxes                                               2,311          1,954           2,250
                                                         -------        -------         -------

Net income                                               $ 2,991        $ 2,568         $ 3,293
                                                         =======        =======         =======

Earnings per common share, basic                         $  0.61        $  0.54         $  0.73
                                                         =======        =======         =======

Earnings per common share, diluted                       $  0.59        $  0.51         $  0.70
                                                         =======        =======         =======


See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                             (dollars in thousands)

                                                      Additional
                                            Common     Paid-in     Retained
                                            Stock      Capital     Earnings    Total
                                        ----------------------------------------------
Balance at January 1, 1997                    $45      $14,429    $ 3,154    $17,628

Exercise of options to purchase
 34,000 shares of common stock                  1           97          -         98
Net income for 1997                             -            -      3,293      3,293
                                              ---      -------    -------    -------
Balance at December 31, 1997                   46       14,526      6,447     21,019

Exercise of options to purchase
 217,900 shares of  common stock                2        2,005          -      2,007
Net income for 1998                             -             -     2,568      2,568
                                              ---      -------    -------    -------
Balance at December 31, 1998                   48       16,531      9,015     25,594

Issuance of 552,539 warrants to purchase
 common stock                                   -        1,291          -      1,291
Issuance of 132,010 shares of common stock
 under Employee Stock Purchase Plan             1          375          -        376
Net income for 1999                             -            -      2,991      2,991
                                              ---      -------    -------    -------
Balance at December 31, 1999                  $49      $18,197    $12,006    $30,252
                                              ===      =======    =======    =======

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                       Year ended December 31
                                                                1999             1998            1997
                                                              ---------------------------------------
                                                                       (dollars in thousands)
Operating activities
Net income                                                    $  2,991         $  2,568         $ 3,293
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation                                                   2,383            1,789           1,434
  Amortization of intangibles                                    2,313            1,192             307
  Amortization of debt discount charged to interest                238                -               -
  Provision for doubtful accounts                                 (197)             473             526
  Deferred income taxes                                           (313)            (626)           (227)
  Loss on disposal of assets                                        26                -               -
  Other                                                              -              208               -
  Changes in operating assets and liabilities:
   Accounts receivable                                          (1,079)           1,207          (3,284)
   Unbilled receivables                                         (1,462)              51            (788)
   Income taxes recoverable/payable                                730             (694)            408
   Prepaid expenses and other current assets                      (199)            (270)            170
   Accounts payable and accrued expenses                           316              (83)            826
   Accrued compensation expense                                  2,608             (205)          1,017
   Advances from clients                                           (63)             (21)            (67)
   Other current liabilities                                       109             (296)             33
                                                              -----------------------------------------
Net cash provided by operating activities                        8,401            5,293           3,648

Investing activities
Purchase of property and equipment                              (3,093)          (3,327)         (2,800)
Proceeds from sale of property and equipment                       592              130               -
Contingent payments to former shareholders of LWG                 (398)            (440)              -
Contingent payments to former shareholders of KK&A                (409)               -               -
Acquisition of KK&A, including acquisition costs                     -           (6,242)              -
Acquisition of KCI, including acquisition costs                      -          (10,237)              -
Acquisition of SEA, including acquisition costs                      -           (9,961)              -
Acquisition of Bodaken, including acquisition costs                  -                -          (1,875)
Acquisition of LWG, including acquisition costs                      -                -          (1,956)
Change in other assets                                          (1,288)               -             480
                                                              -----------------------------------------
Net cash used in investing activities                           (4,596)         (30,077)         (6,151)

Financing activities
Issuance of common stock and exercise of stock options             376            1,610              98
Borrowings under long-term debt arrangements                    33,000           26,000               -
Repayments of long-term debt                                   (35,500)          (1,959)           (842)
Changes in other long-term liabilities                             142             (100)           (191)
                                                              -----------------------------------------
Net cash provided by (used in) financing activities             (1,982)          25,551            (935)
                                                              -----------------------------------------
Net increase (decrease) in cash and cash equivalents             1,823              767          (3,438)
Cash and cash equivalents at beginning of year                   3,223            2,456           5,894
                                                              -----------------------------------------
Cash and cash equivalents at end of year                      $  5,046         $  3,223         $ 2,456
                                                              =========================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1999
       (dollars in tables expressed in thousands, except per share data)


1. Description of Business and Significant Accounting Policies

Basis of Presentation of Financial Statements

Description of Business

FTI Consulting, Inc. (the "Company" or "FTI") is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support and engineering/scientific investigation. The Company provides services to major corporations, law firms, banks, and insurance companies in the United States. These services include visual communications and trial consulting, engineering and scientific services, expert financial services including turnaround and bankruptcy consulting, assessment and expert testimony regarding intellectual property rights and claims management outsourcing services, from assessment to restoration. The Company has nearly 500 employees in over 30 locations throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method. Furniture and equipment is depreciated over estimated useful lives ranging from five to seven years, and leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term.

On January 1, 1999, the Company adopted AICPA Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal-use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During 1999, the Company capitalized $1.3 million of costs related to the development and implementation of internal-use software.

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

Revenue Recognition

The Company derives most of its revenues from professional service activities. The vast majority of these activities are provided under "time and materials" billing arrangements, and revenues, consisting of billed fees and pass-through expenses, are recorded as work is performed and expenses are incurred. Revenues recognized but not yet billed to clients have been recorded as unbilled receivables in the accompanying consolidated balance sheets.

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

Stock Options Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, if the exercise price of the Company's employee stock-based awards equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted. The Company has supplementally disclosed in Note 7 the required pro forma information as if the fair value method had been adopted.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                     FTI Consulting, Inc. and Subsidiaries

2. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

                                                              Year ended December 31,
                                                      1999              1998               1997
                                                      -----------------------------------------
Numerator used in basic and diluted
 earnings per common share
Net income                                           $2,991            $2,568              $3,293
                                                     ------            ------              ------

Denominator
Denominator for basic earnings per
 common share - weighted average shares               4,872             4,725               4,529
                                                     ------            ------              ------

Effect of dilutive securities:
 Warrants                                               115                 -                   -
 Employee stock options                                  41               352                 169
                                                     ------            ------              ------
                                                        156               352                 169
                                                     ------            ------              ------
Denominator for diluted earnings per common
 share - weighted average shares and
 assumed conversions                                  5,028             5,077               4,698
                                                     ======            ======              ======

Earnings per common share, basic                     $ 0.61            $ 0.54              $ 0.73
                                                     ======            ======              ======
Earnings per common share, diluted                   $ 0.59            $ 0.51              $ 0.70
                                                     ======            ======              ======


3. Supplemental Disclosure of Cash Flow Information

In 1998, the Company purchased three entities for total consideration of $45.6 million. In connection with these acquisitions, assets with a fair market value of $50.4 million were acquired and liabilities of approximately $4.8 million were assumed. In 1997, the Company purchased two entities for total consideration of $5.3 million. In connection with these acquisitions, assets with a fair market value of $7.3 million were acquired and liabilities of approximately $2.0 million were assumed.

The Company paid interest of $4.1 million, $1.0 million and $117,000 and income taxes of $2.0 million, $2.9 million and $1.5 million during fiscal years 1999, 1998 and 1997, respectively.

                     FTI Consulting, Inc. and Subsidiaries

4.  Acquisitions

Kahn Consulting, Inc.

On September 17, 1998, the Company acquired all of the outstanding common stock of Kahn Consulting, Inc. and KCI Management Corp. (collectively, "KCI"). KCI, based in New York, New York, provides strategic advisory, turnaround, bankruptcy, and trustee services, as well as litigation consulting services. The purchase price of $20.0 million included an initial payment of $10.0 million in cash, with the remainder evidenced by notes payable bearing interest at 7.5%. The acquisition was accounted for using the purchase method of accounting. At the acquisition date, approximately $17.4 million of goodwill was recorded which is being amortized over its estimated useful life of 20 years. The results of operations of KCI are included in the accompanying consolidated statement of income for the period from September 17, 1998 through December 31, 1998 and all of 1999.

S.E.A., Inc.

Effective September 1, 1998, the Company acquired all of the outstanding common stock of S.E.A., Inc. ("SEA"). SEA, based in Columbus, Ohio, provides investigation, research, analysis and quality control services in areas such as distress, product failure, fire and explosion, and vehicle and workplace accidents. The purchase price of $15.6 million included an initial payment of $10.0 million in cash, with the remainder evidenced by notes payable bearing interest at 7.5%. The acquisition was accounted for using the purchase method of accounting. At the acquisition date, approximately $13.6 million of goodwill was recorded which is being amortized over its estimated useful life of 20 years. The results of operations of SEA are included in the accompanying consolidated statement of income for the period from September 1, 1998 through December 31, 1998 and all of 1999.

Klick, Kent & Allen, Inc.

On June 1, 1998, the Company acquired all of the outstanding common stock of Klick, Kent & Allen, Inc. ("KK&A"). KK&A, based in Alexandria, Virginia, provides strategic and economic consulting to various regulated businesses, advising on such matters as industry deregulation, mergers and acquisitions, rate and cost structures, economic and financial modeling and litigation risk analysis. The purchase price of approximately $10.0 million included an initial payment of $6.0 million in cash, $4.0 million evidenced by notes payable bearing interest at 7.5%, plus additional consideration, which for the period from January 1, 2000 through December 31, 2001, will be equal to 50% of the excess over $1.0 million of annual pre-tax earnings of KK&A. The acquisition was accounted for using the purchase method of accounting. At the acquisition date, approximately $9.7 million of goodwill was recorded which is being amortized over its estimated useful life of 20 years. The results of operations of KK&A are included in the accompanying consolidated statement of income for the period from June 1, 1998 through December 31, 1998 and all of 1999. During 1999, contingent consideration of $409,000 was recorded as goodwill.

                     FTI Consulting, Inc. and Subsidiaries

4. Acquisitions (continued)

Pro Forma Information for 1998 Acquisitions

The following table summarizes the unaudited pro forma consolidated results of operations for 1998 assuming the KK&A, KCI and SEA acquisitions had occurred on January 1, 1998, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt, decrease in owner compensation, and related income tax effects. In connection with the acquisitions, the Company entered into employment agreements with certain stockholders and executive officers of these companies. The future amount of compensation paid to these officers, who have substantially the same duties and responsibilities, is less than the amounts paid in periods prior to the acquisitions.

                                             Year Ended
                                         December 31, 1998
                                         -----------------
Revenues                                       $78,823
Net income                                       2,900
Net income per common share -
 diluted                                       $  0.57

The 1998 pro forma consolidated results of operations are not necessarily indicative of the results that would have occurred had these transactions been consummated as of the beginning of 1998 or of future operations of the Company.

L.W.G., Inc.

Effective September 1, 1997, the Company acquired all of the outstanding common stock of L.W.G., Inc. and its subsidiary (collectively, "LWG"). LWG is based in Northbrook, Illinois and provides claims management consulting and restoration services to the insurance industry. The acquisition was accounted for using the purchase method of accounting. The purchase price consisted of an initial cash payment of $1.8 million, plus additional consideration equal to 50% of the pre-tax profits of LWG for each quarterly period from October 1, 1997 through September 30, 2001. Upon the resolution of the amount of any contingent payments, the Company records any additional consideration payable as additional goodwill, and amortizes that amount over the remaining amortization period. At September 1, 1997, goodwill of approximately $1.5 million was recorded and is being amortized over a period of 25 years. During 1999 and 1998, additional contingent consideration of $398,000 and $440,000, respectively, was paid and recorded as goodwill. The results of operations of LWG are included in the accompanying consolidated statement of income from September 1, 1997 through December 31, 1997 and for all of 1998 and 1999.

                     FTI Consulting, Inc. and Subsidiaries

4. Acquisitions (continued)

Bodaken & Associates

Effective September 1, 1997, the Company acquired substantially all of the assets of Bodaken & Associates, a trial research and consulting firm serving law firms and corporations. The acquisition was accounted for using the purchase method of accounting. The purchase price of $3.5 million included an initial cash payment of $1.7 million with the remainder of $1.8 million evidenced by a note payable bearing interest at 7%. Approximately $3.5 million in goodwill was recorded and is being amortized over 20 years.

5. Long-Term Debt

Debt consists of the following:

                                                                                         December 31
                                                                                  1999                 1998
                                                                                  -------------------------
Amounts due under a $27.0 million long-term credit facility (net of discount of $36,000 in 1999), bearing interest at LIBOR plus
 variable percentages (8.96% at December 31, 1999).  This facility               $19,964              $ 26,000
 is secured by substantially all assets of the Company.

Subordinated debentures (net of discount of $848,000 in 1999)
 bearing interest at 9.25% per annum through June 2000, and 12% per annum thereafter until maturity in March 2004.  The debentures are
 secured by a second priority interest in all of the assets of the                12,152                     -
 Company.

Notes payable to former shareholders of acquired businesses (net of discount of $169,000 in 1999), maturing periodically through 2002,
 and bearing interest at rates ranging from 6% to 9.25%.                          10,611                20,280
                                                                                 -------              --------

Total debt                                                                        42,727                46,280

Less current portion                                                              (1,718)              (10,650)
                                                                                 -------              --------

Total long-term debt                                                             $41,009              $ 35,630
                                                                                 =======              ========

                     FTI Consulting, Inc. and Subsidiaries

5. Long-Term Debt (continued)

Aggregate maturities of debt at December 31, 1999 are as follows:

     2000        $ 1,718
     2001         20,399
     2002          8,458
     2003              -
     2004         12,152
                 -------
     Total       $42,727
                 =======

The terms of the subordinated debentures prohibit the payment of dividends without the consent of the lender.

The fair values of long-term debt are estimated to approximate their carrying values.

See Note 14 - Subsequent Events for a description of additional debt incurred on February 4, 2000 in connection with an acquisition and refinancing of the debt outstanding at December 31, 1999.

6. Warrants

In connection with the issuance of long-term debt in 1999 and prior financing transactions, the Company issued warrants that allow for the purchase of 572,539 shares of common stock with the following terms:

Year Issued        Number of Shares              Exercise Price Per Share               Expiration Date
-------------------------------------------------------------------------------------------------------
 1996                 20,000                             $8.50                              May 2001
 1999                 20,000                             $3.68                            February 2009
 1999                 25,000                             $3.00                             March 2006
 1999                392,506                             $3.21                             March 2010
 1999                115,033                             $3.21                             March 2004
                     -------
                     572,539
                     =======

The warrants issued in 1999 were estimated to have an aggregate value of $1.3 million, an estimate determined using the Black-Scholes Option Pricing Model, a generally accepted warrant valuation methodology. The following valuation assumptions were used in the calculation of the value of the warrants: risk free interest rate of 5.5%, dividend yield of 0%, volatility factor of 0.930, and a weighted average life of the warrants of from 4 to 8.8 years. The range of values assigned to the warrants was $1.91 to $2.47 per share. The estimated value of the warrants was recorded as additional paid-in capital, and the related debt was recorded net of the resulting discount. See Note 14 - Subsequent Events for a description of the cancellation of 130,835 of these warrants.

                     FTI Consulting, Inc. and Subsidiaries

7. Stock Option Plans

Prior to 1997, the Company granted certain options to key employees under the 1992 Stock Option Plan. This plan was terminated in 1997 upon the adoption of the 1997 Stock Option Plan ("the 1997 Plan"). The 1997 Plan, provides for the granting to employees and non-employee directors of non-qualified options to purchase an aggregate of up to 3,000,000 shares of common stock. Options to purchase common stock may be granted at prices not less than 50% of the fair market value of the common stock at the date of grant, for a term of no more than ten years. Vesting provisions for individual awards are at the discretion of the Board of Directors.

The following table summarizes the option activity under the Plan for the three-year period ended December 31, 1999:

                                                            1999                           1998                           1997
                                                        Weighted Avg.                 Weighted Avg.                   Weighted Avg.
                                             1999      Exercise Price       1998      Exercise Price       1997      Exercise Price
                                          -----------------------------------------------------------------------------------------
Options outstanding at January 1          1,820,829       $7.86          1,495,229         $7.96          576,179         $5.88
Options granted                             397,500        4.25            565,000          7.73          995,850          9.02
Options exercised                                 -           -           (217,900)         6.83          (34,000)         2.85
Options forfeited                          (200,300)       8.25            (21,500)         8.92          (42,800)         8.48
                                          ---------       -----          ---------         -----        ---------         -----
Options outstanding at December 31        2,018,029       $7.11          1,820,829         $7.86        1,495,229         $7.96
                                          =========       =====          =========         =====        =========         =====

Options exercisable at December 31        1,197,591       $7.87            674,580         $7.69          448,325         $6.47
                                          =========       =====          =========         =====        =========         =====

All options granted have an exercise price equal to or greater than the fair value of the Company's common stock on the date of grant. Exercise prices for options outstanding as of December 31, 1999 ranged from $2.38 to $19.59 as follows:

                                                                     Weighted Average
                                              Weighted Average      Remaining Contractual                         Weighted Average
     Range of Exercise     Options           Exercise Prices of       Life of Options            Options         Exercise Prices of
         Prices           Outstanding        Options Outstanding        Outstanding            Exercisable       Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
    $2.38 - $7.98         1,094,447                $ 4.99               8.01 years               488,750                 $ 5.43
    $8.50 - $9.90           843,582                $ 8.97               7.64 years               657,174                 $ 8.97
   $12.38 - $19.59           80,000                $16.63               8.28 years                51,667                 $16.89

Pro Forma Disclosures Required by Statement 123

For the years ended December 31, 1999, 1998 and 1997, pro forma net income and earnings per share information required by Statement 123 has been determined as if the Company had accounted for its stock options using the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                     FTI Consulting, Inc. and Subsidiaries

7. Stock Option Plans (continued)

                                                                   Year ended December 31,
                                                      1999                  1998                  1997
                                                   -----------------------------------------------------
Risk free interest rate                               5.5%                  5.5%                  5.5%
Expected dividend yield                                0%                    0%                    0%
Expected option life                                 4 years               4 years               4 years
Expected stock price volatility                    .518-1.394            .628-1.606             .420-.901

Weighted average fair value of granted
 options                                              $3.22                $4.58                  $2.98


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The following table summarizes pro forma income and earnings per share:

                                                                       Year ended December 31,
                                                                1999             1998             1997
                                                               ----------------------------------------
Net income, as reported                                        $2,991           $2,568           $3,293
Pro forma net income                                           $1,233           $1,022           $2,355

Earnings per share, basic, as reported                         $ 0.61           $ 0.54           $ 0.73
Pro forma earnings per common share, basic                     $ 0.25           $ 0.22           $ 0.52

Earnings per common share, diluted, as reported                $ 0.59           $ 0.51           $ 0.70
Pro forma earnings per common share, diluted                   $ 0.24           $ 0.20           $ 0.50

8. Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                     FTI Consulting, Inc. and Subsidiaries

8. Income Taxes (continued)

                                                                                   1999                1998
                                                                                 --------            --------
Deferred tax assets:
 Allowance for doubtful accounts                                                 $  428              $   404
 Accrued vacation                                                                   213                   82
                                                                                 ------              -------
Total deferred tax assets                                                           641                  486

Deferred tax liabilities:
 Use of cash basis for income tax purposes by subsidiary                            699                1,268
 Goodwill                                                                           344                  133
 Capitalized software                                                               175                  134
 Prepaid expenses                                                                    36                   50
 Other                                                                              178                    5
                                                                                 ------              -------
 Total deferred tax liabilities                                                   1,432                1,590
                                                                                 ------              -------
Net deferred tax liability                                                       $ (791)             $(1,104)
                                                                                 ======              =======

Income tax expense (benefit) consisted of the following:

                                                                                     Year ended December 31
                                                                            1999               1998               1997
                                                                           --------------------------------------------
Current:
 Federal                                                                   $1,937             $2,038             $1,983
 State                                                                        687                542                494
                                                                           ------             ------             ------
                                                                            2,624              2,580              2,477
Deferred (benefit):
 Federal                                                                     (190)              (525)              (253)
 State                                                                       (123)              (101)                26
                                                                           ------             ------             ------
                                                                             (313)              (626)              (227)
                                                                           ------             ------             ------
                                                                           $2,311             $1,954             $2,250
                                                                           ======             ======             ======

The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                                                                  Year Ended December 31,
                                                                    ---------------------------------------------------
                                                                      1999                1998                   1997
                                                                    ---------------------------------------------------
Expected federal income tax provision at 34%                        $1,803               $1,537                 $1,885
Expenses not deductible for tax purposes                               302                  181                     70
State income taxes, net of federal benefit                             286                  239                    293
Other                                                                  (80)                  (3)                     2
                                                                    ------               ------                 ------
                                                                    $2,311               $1,954                 $2,250
                                                                    ======               ======                 ======

9. Operating Leases

The Company leases office space under noncancelable operating leases that expire in various years through 2008. The leases for certain office space contain provisions whereby the future rental payments may be

                     FTI Consulting, Inc. and Subsidiaries

9. Operating Leases (continued)

adjusted for increases in maintenance and insurance above specified amounts. The Company also leases certain furniture and equipment in its operations under operating leases having initial terms of less than one year.

Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1999:

2000                                                 $ 2,743
2001                                                   2,354
2002                                                   2,110
2003                                                   1,581
2004                                                     638
Thereafter                                             1,643
                                                     -------
Total minimum lease payments                         $11,069
                                                     =======

Rental expense consists of the following:

                                                  Year ended December 31,
                                            1999           1998          1997
                                           -----------------------------------
Furniture and equipment                    $  392         $  326        $  211
Office and storage                          2,859          1,975         1,131
                                           ------         ------        ------
                                           $3,251         $2,301        $1,342
                                           ======         ======        ======

10. Employee Benefit Plans

The Company maintains qualified defined contribution plans and 401(k) plans which cover substantially all employees. Under the plans, participants are entitled to make both pre-tax and after-tax contributions. The Company matches a certain percentage of participant contributions pursuant to the terms of each plan which are limited to a percent of the participant's eligible compensation. Typically, the percentage match is based on each participant's respective years of service and is at the discretion of the Board of Directors. The Company made contributions of $344,000, $233,000 and $153,000 during 1999, 1998 and 1997, respectively, related to these plans.

The Company also maintains an Employee Stock Purchase Plan which covers substantially all employees. Under the Plan, participants are eligible to purchase shares of the Company's common stock at a price that is equal to 85% of the lesser of the fair market value of the stock on the first trading day of the offering period or the last trading day of the offering period. Offering periods commence the first day of each January and July in any particular year. There are 400,000 shares of the Company's common stock issuable under the Plan, and 132,010 shares have been issued as of December 31, 1999.

                     FTI Consulting, Inc. and Subsidiaries

11. Segment Reporting

The Company provides litigation and claims management consulting services through three distinct operating segments. The Expert Financial Services division offers a range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. The Litigation Services division provides advice and services in connection with all phases of the litigation process. The Applied Services division offers engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights.

The Company evaluates performance and allocated resources based on operating income before depreciation and amortization, corporate general and administrative expenses and income taxes. The Company does not allocate assets to its reportable segments as assets generally are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented. The accounting policies used by the reportable segments are the same as those used by the Company and described in Note 1 to the consolidated financial statements. There are no significant intercompany sales or transfers.

The Company's reportable segments are business units that offer distinct services. The segments are managed separately by division presidents who are most familiar with the segment operations. The following table sets forth information on the Company's reportable segments:

                                                   Year ended December 31, 1999
                                  -----------------------------------------------------------------
                                   Expert
                                  Financial           Applied          Litigation
                                   Services          Sciences           Services             Total
---------------------------------------------------------------------------------------------------
Revenues                           $19,851           $35,693             $29,063           $84,607
Operating expenses                  14,489            30,276              20,579            65,344
                                   -------           -------             -------           -------
Segment profit                     $ 5,362           $ 5,417             $ 8,484           $19,263
                                   =======           =======             =======           =======
                                                 Year ended December 31, 1998
                                  -----------------------------------------------------------------
                                   Expert
                                  Financial           Applied          Litigation
                                   Services          Sciences           Services             Total
---------------------------------------------------------------------------------------------------
Revenues                           $9,264           $22,844             $26,507           $58,615
Operating expenses                  6,696            18,931              18,971            44,598
                                   ------           -------             -------           -------
Segment profit                     $2,568           $ 3,913             $ 7,536           $14,017
                                   ======           =======             =======           =======

                     FTI Consulting, Inc. and Subsidiaries

11. Segment Reporting (continued)

                                                 Year ended December 31, 1997
                        ---------------------------------------------------------------------------
                                Expert
                              Financial           Applied          Litigation
                               Services          Sciences           Services             Total
---------------------------------------------------------------------------------------------------
Revenues                        $4,207           $12,000             $27,968           $44,175
Operating expenses               3,445             9,238              17,671            30,354
                                ------           -------             -------           -------
Segment profit                  $  762           $ 2,762             $10,297           $13,821
                                ======           =======             =======           =======

A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                                           Year Ended December 31,
                                                  1999                1998                 1997
--------------------------------------------------------------------------------------------------
Operating Profit:
 Total segment profit                           $19,263             $14,017              $13,821
 Corporate general and
  administrative expenses                        (5,251)             (5,351)              (6,710)
 Depreciation and amortization                   (4,696)             (2,981)              (1,741)
 Interest (expense) income                       (4,014)             (1,163)                 173
                                                -------             -------              -------
 Income before income taxes                     $ 5,302             $ 4,522              $ 5,543
                                                =======             =======              =======

Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States. Additionally, the Company does not have a single customer which represents ten percent or more of its consolidated revenues.

                     FTI Consulting, Inc. and Subsidiaries

12. Quarterly Financial Data (unaudited)

                                                           Quarter ended
                                -----------------------------------------------------------------
                                March 31,         June 30,         September 30,     December 31,
                                  1999              1999               1999              1999
-------------------------------------------------------------------------------------------------
Operating revenues               $20,000           $21,273           $20,855           $22,479
Operating expenses                18,188            18,746            18,696            19,661
                                 -------           -------           -------           -------
Operating income                   1,812             2,527             2,159             2,818
Non-operating items, net            (795)           (1,025)             (989)           (1,205)
                                 -------           -------           -------           -------
Income before income
 taxes                             1,017             1,502             1,170             1,613
Income taxes                         458               731               515               607
                                 -------           -------           -------           -------
Net income                       $   559           $   771           $   655           $ 1,006
                                 =======           =======           =======           =======

Net income per common
 share:
 Basic                           $   .12           $   .16           $   .13           $   .20
                                 =======           =======           =======           =======
 Diluted                         $   .12           $   .15           $   .13           $   .19
                                 =======           =======           =======           =======

Weighted average
 shares outstanding:
 Basic                             4,829             4,829             4,914             4,914
                                 =======           =======           =======           =======
 Diluted                           4,841             5,010             5,219             5,172
                                 =======           =======           =======           =======

13.  Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

                     FTI Consulting, Inc. and Subsidiaries

14. Subsequent Events

On February 4, 2000, the Company acquired the membership interests of Policano & Manzo, L.L.C. ("P&M"). In connection with this acquisition, the Company entered into certain financing transactions to provide the cash necessary to complete the transaction and to refinance its existing long-term debt. These transactions and the pro forma effects of the transactions on the 1999 financial statements are described below.

Description of Business and Acquisition Cost

P&M is based in Saddle Brook, New Jersey and is a leader in providing bankruptcy and turnaround consulting services to large corporations, money center banks and secured lenders throughout the U.S. The purchase price totaled approximately $53.0 million, consisting of $47.5 million in cash and 815,000 shares of common stock valued at $5.5 million. The Company also incurred acquisition-related expenses of $728,000. The acquisition was accounted for using the purchase method of accounting, and at the acquisition date, approximately $52.1 million of goodwill was recorded that is being amortized over its estimated useful life of 20 years.

Financing of the Transaction and Debt Refinancing

In connection with the acquisition, the Company entered into a $68.5 million senior credit facility to provide the cash needed to consummate the acquisition, partially refinance existing long-term debt arrangements, and to provide working capital for expansion. The senior credit facility consists of (i) a $61.0 million amortizing term loan maturing through January 31, 2006 that initially bears interest at LIBOR plus specified margins ranging from 3.25% to 3.75%, and
(ii) a $7.5 million revolving credit facility (under which no amounts were drawn at closing) initially bearing interest at prime plus 1.75%. The interest rates on these borrowings will decline if the Company's leverage ratios improve.

The Company also issued $30.0 million of subordinated notes to lenders that mature on January 31, 2007, and bear interest at 17% per annum, payable semi-annually. The interest rate of 17% per annum consists of a cash component equal to 12% per annum of principal and a component payable in additional notes equal to 5% per annum of principal. These lenders also received warrants to purchase 670,404 shares of the Company's common stock at an exercise price of $4.44 per share that expire on January 31, 2010.

The proceeds from these borrowings of $91.0 million, in tandem with $2.0 million of cash, were used to finance the $47.5 million cash purchase price of P&M, refinance $41.2 million of the $44.0 million of existing long-term debt, and fund acquisition and finance related expenses of $4.3 million. The remaining $2.7 million of long-term debt was exchanged for 604,504 shares of common stock.

                     FTI Consulting, Inc. and Subsidiaries

14. Subsequent Events (continued)

In connection with the early extinguishment of the $44.0 million of debt, warrants to purchase 130,835 shares of common stock for $3.21 per share were cancelled. In addition, an extraordinary loss of $862,000 net of income taxes was incurred related to unamortized debt discount and deferred financing costs attributable to the retired debt.

At February 4, 2000, the aggregate maturities of long-term debt are as follows:

2000                                    $ 3,188
2001                                      5,750
2002                                      7,750
2003                                     11,250
2004                                     14,500
2005 and thereafter                      48,562
                                        -------
                                        $91,000
                                        =======

Unaudited Consolidated Pro Forma Financial Information

The unaudited consolidated pro forma balance sheet accompanying the historical balance sheets and presented in more detail below gives effect to the acquisition of P&M and the changes in capitalization that occurred in connection with the acquisition and the related refinancing. The unaudited consolidated pro forma balance sheet at December 31, 1999 has been prepared assuming that these transactions occurred on December 31, 1999, and should be read in conjunction with the historical financial statements and related notes.

                     FTI Consulting, Inc. and Subsidiaries

14. Subsequent Events (continued)


Unaudited Pro Forma Consolidated Balance Sheet
As of December 31, 1999
                                                                                               Pro Forma
Balance Sheet                                                      Historical                 Adjustments                 Pro Forma
                                              FTI        P&M         Total              Dr.                  Cr.        Consolidated
                                           -----------------------------------------------------------------------------------------
Assets:
Current assets:
Cash and equivalents                       $ 5,046     $1,101       $ 6,147         $ 91,000  (2)        $ 49,329  (1)    $  1,881
                                                                                                              128  (5)
                                                                                                            3,944  (3)
                                                                                                           41,097  (4)
                                                                                                              768  (1)
Accounts receivable, net of allowance
   for doubtful accounts                    14,458      4,820        19,278                                                 19,278
Unbilled receivables, net of allowance
   for doubtful accounts                     9,222        370         9,592                                                  9,592
Prepaid expenses and other current assets    2,166         25         2,191                                                  2,191
                                           -------------------------------------------------             --------         --------
Total current assets                        30,892      6,316        37,208           91,000               95,266           32,942

Property and equipment, net                  8,379        154         8,533                                                  8,533
Goodwill, net of accumulated amortization   43,658                   43,658           52,073  (1)                           95,731
Other assets                                 1,363        219         1,582            3,944  (3)             805  (7)       4,721
                                           -------------------------------------------------             --------         --------
Total assets                               $84,292     $6,689       $90,981         $147,017             $ 96,071         $141,927
                                           =================================================             ========         ========
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses      $ 8,613     $1,027       $ 9,640         $    128  (5)                         $  9,512
Income taxes payable                           471                      471                                                    471
Current portion of long-term debt            1,718                    1,718            1,718  (4)           4,250  (2)       4,250
Advances from clients and other                857      2,137         2,994                                                  2,994
                                           -------------------------------------------------             --------         --------
Total current liabilities                   11,659      3,164        14,823            1,846                4,250           17,227

Long-term debt, less current portion and                                              39,379  (4)          91,000  (2)
net of discounts                            41,009                   41,009            2,683  (6)           1,053  (7)      83,036
                                                                                       4,250  (2)
                                                                                       3,714  (2)
Deferred income taxes and other liabilities  1,372                    1,372                                                  1,372

Stockholders' equity:
Preferred stock
Common stock                                    49                       49                                     8  (1)          63
                                                                                                                6  (6)
Additional paid-in capital                  18,197                   18,197                                 5,493  (1)      30,081
                                                                                                            3,714  (2)
                                                                                                            2,677  (6)
Members' equity                                         3,525         3,525            3,525  (1)                                -
Retained earnings                           12,006                   12,006            1,858  (7)                           10,148
                                           -------------------------------------------------             --------         --------
Total stockholders' equity                  30,252      3,525        33,777            5,383               11,898           40,292
                                           -------------------------------------------------             --------         --------

Total liabilities and stockholders' equity $84,292     $6,689       $90,981         $ 57,255             $108,201         $141,927
                                           =================================================             ========         ========

Notes:
(1) Adjustment to reflect the acquisition of P&M for cash of $47.5 million, the issuance of 815,000 shares of common stock, valued at $5.5 million, costs of $0.7 million, and a working capital adjustment in accordance with the Purchase Agreement.
(2) Adjustment to reflect the issuance of $91 million of Senior and Subordinated debt and 670,404 warrants valued at $5.54 each.
(3) Adjustment to reflect costs and expenses related to the financing.
(4) Adjustment to reflect the payment in full of prior senior, subordinated and seller debt outstanding, including accrued interest.
(5) Adjustments reflect payment of accrued interest on Seller Notes.
(6) Adjustment to reflect the issuance of 604,504 shares of common stock in exchange for $2.7 million of seller notes outstanding.
(7) Adjustment to eliminate prior debt discount, net of taxes, as an extraordinary item in connection with the early extinguishment of such debt.

                     FTI Consulting, Inc. and Subsidiaries

14. Subsequent Events (continued)

The following unaudited summarized consolidated pro forma statement of income for the year ended December 31, 1999 is also presented to give effect to the subsequent events described above, and has been prepared assuming that they occurred on January 1, 1999. The summarized pro forma results for 1999 may not be indicative of the results of operations had the transactions actually occurred on that date, and should be read in conjunction with the historical financial statements and related notes.

Unaudited Pro Forma Income Statement
As of December 31, 1999
                                                                                Historical
                                               FTI              P&M               Total              Adjustments        Pro Forma
                               --------------------------------------------------------------------------------------------------
Revenues                                    $84,607           $21,512            $106,119             $      -           $106,119

Expenses                                     75,291             7,622              82,913                  700  (1)        86,217
                                                                                        -                2,604  (2)
                               --------------------------------------------------------------------------------------------------
Income from Operations                        9,316            13,890              23,206               (3,304)            19,902
                                                                                        -
Interest expense, net                         4,014                 -               4,014                6,961  (3)        12,144
                                                                                        -                1,169  (4)
                               --------------------------------------------------------------------------------------------------
Income before income taxes                    5,302            13,890              19,192              (11,434)             7,758
                                                                                        -
Income taxes                                  2,311                 -               2,311                  947  (5)         3,258
                               --------------------------------------------------------------------------------------------------
                                                                                        -
Net income                                  $ 2,991           $13,890            $ 16,881             $(12,381)          $  4,500
                               ==================================================================================================

Weighted avg. shares o/s                      5,028                 -               5,028                1,420  (6)         6,448
                               --------------------------------------------------------------------------------------------------
Earnings per share diluted                    $0.59                                                                         $0.70
                               ==================================================================================================
EBITDA                                      $14,012           $13,897            $ 27,909             $   (700)          $ 27,209
                               ==================================================================================================

Notes:
(1) In connection with the acquisition, the Company entered into four year employment contracts with two principals of P&M. The pro forma adjustment assumes that the principals had received compensation for 1999 as provided in such employment contracts. Because P&M was organized as an L.L.C., its owners, who will have substantially the same duties and responsibilities, were taxed on the profits of the firm and received only a small amount of actual compensation in 1999.
(2) Adjustment to reflect the additional amortization of acquired goodwill which will be amortized over a 20 year period.
(3) Adjustment to reflect the interest expense in connection with the financing, including the amortization of related costs and expenses over the life of the debt on a debt outstanding basis.
(4) Amortization of refinancing fees and warrants over the life of the debt facilities.
(5) Adjustment to reflect income tax expense at 42% effective rate.
(6) Issuance of 815,000 shares in connection with the acquisition and 604,504 in exchange for seller notes.

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                 PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1999 (the "Proxy Statement") pursuant to Regulation 14A with the Securities and Exchange Commission.

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

                                    PART IV

               ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, EXHIBITS AND SCHEDULES

     1.   FINANCIAL STATEMENTS (See Item 8 hereof.)

          Report of Independent Auditors

          Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998

          Consolidated Statements of Income for the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997

          Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997

          Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997

          Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

          Schedule II -- Valuation and Qualifying Accounts

          All schedules, other than those outlined below, are omitted as the information is not required or is otherwise furnished.

----------------------------------------------------------------------------------------------------------------------------
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------------------------------------------------------------------------------------------
                                           FTI Consulting, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------
                                                       (in thousands)
----------------------------------------------------------------------------------------------------------------------------
          COLUMN A                           COLUMN B                   COLUMN C                 COLUMN D         COLUMN E
----------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
----------------------------------------------------------------------------------------------------------------------------
         Description                        Balance at       Charged to        Charged          Deductions    Balance at End
                                           Beginning of       Costs and        to Other                          of Period
                                             Period           Expenses         Accounts
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
   Reserves and allowances deducted from asset accounts:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                2,422             599                             796   (1)       2,225
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
   Reserves and allowances deducted from asset accounts:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                  902             527        1,048   (2)           55   (1)       2,422
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
   Reserves and allowances deducted from asset accounts:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                  376             439          110   (2)           23   (1)         902
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

(1) Uncollectible accounts written off, net of recoveries.
-------------------------------------------------------------------------------
(2) Allowance recorded during acquisitions.
-------------------------------------------------------------------------------

     3.   EXHIBITS

          NUMBER     DESCRIPTION
         --------    ----------------------------------------------------------

             *3.1 Amended and Restated Articles of Incorporation of FTI Consulting, Inc.

             *3.2    Bylaws of FTI Consulting, Inc.

            **3.3    Amendment to Articles of Incorporation

            **3.4    Amendment No. 1 to By-laws

           ***4.2    Specimen Common Stock Certificate

            *10.1    1992 Stock Option Plan, as amended

         ****10.2    1997 Stock Option Plan, as amended

            *10.3 Employment Agreement dated as of January 1, 1996, between Forensic Technologies International Corporation and Jack B. Dunn, IV

            *10.4 Employment Agreement dated as of January 1, 1996, between Forensic Technologies International Corporation and Joseph
                     R. Reynolds, Jr.

        *****10.5    Employee Stock Purchase Plan

            +10.6 Stock Purchase Agreement dated as of June 30, 1998, by and among FTI Consulting, Inc., Klick, Kent & Allen, Inc. and the stockholders named therein

           ++10.7 Stock Purchase Agreement dated as of September 25, 1998, by and among FTI Consulting, Inc., Glenn R. Baker and Dennis
                     A. Guenther

          +++10.8 Stock Purchase Agreement dated as of September 17, 1998, by and among FTI Consulting, Inc., Kahn Consulting, Inc., KCI Management Corp. and the stockholders named therein

         ++++10.9 LLC Membership Interests Purchase Agreement dated as of January 31, 2000, by and among FTI Consulting, Inc., and Michael Policano and Robert Manzo (schedules and exhibits omitted)

         ++++10.10   Credit Agreement dated as of February 4, 2000, by and among
                     FTI Consulting, Inc. and its subsidiaries named therein, Newcourt Commercial Finance Corporation, an affiliate of
                     The CIT Group, Inc., and the other agents and lenders named therein (schedules and exhibits omitted)

         ++++10.11   Investment and Loan Agreement dated as of February 4, 2000, by and among FTI Consulting, Inc. and its subsidiaries named therein, Jack B. Dunn, IV, Stewart J. Kahn, Allied
                     Capital Corporation and the other lenders named therein
                     (schedules and exhibits omitted)

         ++++10.12   Form of Series A Stock Purchase Warrant dated as of
                     February 4, 2000, by and between FTI Consulting, Inc. and each of the lenders named in the above referenced
                     Investment and Loan Agreement (schedules and exhibits omitted)

             11.0 Computation of Earnings Per Share (included in Note 2 to the Consolidated Financial Statements included in Item 8 herein)

             21.0    Schedule of Subsidiaries

             23.0    Consent of Ernst & Young, LLP

             27.0    Financial Data Schedule

* Filed as an exhibit to the Company's Registration Statement on Form SB-1, as amended (File No. 333-2002) and incorporated herein by reference.

** Filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 001-14875) and incorporated herein by reference.

*** Filed as an exhibit to the Company's Annual Report on From 10-K for the year ended December 31, 1998 and incorporated herein by reference.

**** Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-32160) and incorporated herein by reference.

***** Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-30357) and incorporated herein by reference.

+ Filed as an exhibit to the Company's Current Report on Form 8-K filed July 15, 1998 and incorporated herein by reference.

++ Filed as an exhibit to the Company's Current Report on Form 8-K filed October 13, 1998 and incorporated herein by reference.

+++ Filed as an exhibit to the Company's Current Report on Form 8-K filed October 2, 1998 and incorporated herein by reference.

++++ Filed as an exhibit to the Company's Current Report on Form 8-K filed February 15, 2000 and incorporated herein by reference.

(b)    None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2000.

                                    FTI CONSULTING, INC.


                                    By:    /s/ Jack B. Dunn, IV
                                           ------------------------------------
                                    Name:  Jack B. Dunn, IV
                                    Title: Chief Executive Officer and Chairman
                                           of the Board


SIGNATURE                                     CAPACITY IN WHICH SIGNED                  DATE
---------                                     ------------------------                  ----
   /s/ Jack B. Dunn, IV                   Chairman of the Board and Chief          March 29, 2000
-------------------------                    Executive Officer (principal
    Jack B. Dunn, IV                         executive officer)


   /s/ Stewart J. Kahn                    President and Chief Operating            March 29, 2000
-------------------------                    Officer and Director
    Stewart J. Kahn

  /s/ Theodore I. Pincus                  Executive Vice President and Chief       March 29, 2000
-------------------------                    Financial Officer (principal financial
   Theodore I. Pincus                        accounting officer)


   /s/ Scott S. Binder                    Director                                 March 29, 2000
-------------------------
     Scott S. Binder

  /s/ James A. Flick, Jr.                 Director                                 March 29, 2000
-------------------------
   James A. Flick, Jr.

   /s/ Peter F. O'Malley                  Director                                 March 29, 2000
-------------------------
    Peter F. O'Malley

/s/ Dennis J. Shaughnessy                 Director                                 March 29, 2000
-------------------------
  Dennis J. Shaughnessy

   /s/ George P. Stamas                   Director                                 March 29, 2000
-------------------------
     George P. Stamas