Form 10-Q
period 2000-03-31
FTI CONSULTING INC
filed 2000-05-12
CIK 887936

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                       Commission file number: 001-14875

                             FTI CONSULTING, INC.
                             --------------------
            (Exact Name of Registrant as Specified in its Charter)

               Maryland                               52-1261113
               --------                               ----------
    (State or Other Jurisdiction of        (IRS Employer Identification No.)
     Incorporation or Organization)

          2021 Research Drive, Annapolis, Maryland             21401
          ----------------------------------------------------------
          (Address of Principal Executive Offices)        (Zip Code)

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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                         Outstanding at May 12, 2000
-----------------------              ---------------------------
Common Stock, par value
  $.01 per share                               6,387,601

                             FTI CONSULTING, INC.
                             --------------------

                                     INDEX

                                                                           Page
                                                                           ----
PART I         FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets - December 31, 1999 and
                 March 31, 2000                                              3

                Consolidated Statements of Income - Three months ended
                 March 31, 1999, three months ended March 31, 2000           5

                Pro Forma Consolidated Statements of Income - Three months
                 ended March 31, 1999, three months ended March 31, 2000     6

                Consolidated Statements of Cash Flows - Three months ended
                 March 31, 1999, three months ended March 31, 2000           7

                Notes to Unaudited Consolidated Financial Statements
                 - March 31, 2000                                            8

Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition                15

Item 3.        Quantitative and Qualitative Disclosures About Market Risk   20

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                            20

Item 2.        Changes in Securities                                        20

Item 3.        Defaults Upon Senior Securities                              21

Item 4.        Submission of Matters to a Vote of Security Holders          21

Item 5.        Other Information                                            21

Item 6.        Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                                  22

Part I.  Financial Information

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                                              December 31,            March 31,
                                                                                  1999                  2000
                                                                              ----------------------------------
                                                                                (audited)            (unaudited)
Assets
Current assets
 Cash and cash equivalents                                                      $  5,046              $  2,360
 Accounts receivable, less allowance of $1,065 in 1999 and $1,430
  in 2000                                                                         14,458                22,137

 Unbilled receivables, less allowance of $1,160 in 1999 and $1,249
  in 2000                                                                          9,222                14,854

 Income taxes recoverable                                                             64                    64
 Deferred income taxes                                                               641                   641
 Prepaid expenses and other current assets                                         1,461                 1,831
                                                                              ----------------------------------
Total current assets                                                              30,892                41,887

Property and equipment:
 Furniture, equipment and software                                                17,205                17,923
 Leasehold improvements                                                            1,955                 2,120
                                                                              ----------------------------------
                                                                                  19,160                20,043

Accumulated depreciation and amortization                                        (10,781)              (11,537)
                                                                              ----------------------------------
                                                                                   8,379                 8,506

Goodwill, net of accumulated amortization of $3,473 in 1999 and
 $4,490 in 2000                                                                   43,658                94,821
Other assets                                                                       1,363                 3,887
                                                                              ----------------------------------
Total assets                                                                    $ 84,292              $149,101
                                                                              ==================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                                               December 31,          March 31,
                                                                                   1999                2000
                                                                               --------------------------------
                                                                                (audited)           (unaudited)
Liabilities and stockholders' equity
Current liabilities
 Accounts payable and accrued expenses                                          $ 3,240              $  3,187
 Accrued compensation expense                                                     5,373                 5,687
 Income taxes                                                                         -                   563
 Deferred income taxes                                                              471                   471
 Line of credit                                                                       -                 1,500
 Current portion of long-term debt                                                1,718                 4,250
 Advances from clients                                                              435                 4,626
 Other current liabilities                                                          422                 1,021
                                                                               --------------------------------
Total current liabilities                                                        11,659                21,305

Long-term debt, less current portion                                             41,009                83,342
Other long-term liabilities                                                         411                   391
Deferred income taxes                                                               961                   961
Commitments and contingent liabilities                                                -                     -

Stockholders' equity:
 Preferred stock, $.01 par value; 4,000,000 shares authorized,
  none outstanding                                                                    -                     -
 Common stock, $.01 par value; 16,000,000 shares authorized;
  4,913,905 and 6,384,601 shares issued and outstanding in 1999
  and 2000, respectively                                                             49                    64
 Additional paid-in capital                                                      18,197                30,021
 Retained earnings                                                               12,006                13,017
                                                                               --------------------------------
Total stockholders' equity                                                       30,252                43,102
                                                                               --------------------------------
Total liabilities and stockholders' equity                                      $84,292              $149,101
                                                                               ================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Statements of Income
               (in thousands of dollars, except per share data)


                                                                                        Three months ended March 31,
                                                                                       1999                     2000
                                                                                     ---------------------------------
                                                                                                (unaudited)
Revenues                                                                             $20,000                  $31,013

Direct cost of revenues                                                               10,430                   15,375
Selling, general and administrative expenses                                           7,189                    8,914
Amortization of goodwill                                                                 569                    1,016
                                                                                     ---------------------------------
Total costs and expenses                                                              18,188                   25,305
                                                                                     ---------------------------------

Income from operations                                                                 1,812                    5,708

Other income (expense):
  Interest and other income                                                               66                       40
  Interest expense                                                                      (861)                  (2,392)
                                                                                     ---------------------------------
                                                                                        (795)                  (2,352)
                                                                                     ---------------------------------
Income before income taxes and extraordinary item                                      1,017                    3,356

Income taxes                                                                             458                    1,476
                                                                                     ---------------------------------

Income before extraordinary item                                                         559                    1,880

Extraordinary loss on early extinguishment of debt,
   net of income taxes of  $660                                                            -                      869
                                                                                     ---------------------------------

Net income                                                                           $   559                  $ 1,011
                                                                                     =================================

Income before extraordinary item per common share, basic                               $0.12                    $0.32
                                                                                     =================================

Net income per common share, basic                                                     $0.12                    $0.17
                                                                                     =================================

Income before extraordinary item per common share, diluted                             $0.12                    $0.29
                                                                                     =================================

Net income per common share, diluted                                                   $0.12                    $0.16
                                                                                     =================================


See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                  Pro Forma Consolidated Statements of Income
               (in thousands of dollars, except per share data)


                                                                                                 Pro Forma
                                                                                        Three months ended March 31,
                                                                                       1999                     2000
                                                                                     ---------------------------------
                                                                                               (unaudited)
Revenues                                                                             $25,519                  $33,451

Direct cost of revenues                                                               12,087                   16,382
Selling, general and administrative expenses                                           7,567                    8,963
Amortization of goodwill                                                               1,229                    1,233
                                                                                     ---------------------------------
Total costs and expenses                                                              20,883                   26,578
                                                                                     ---------------------------------

Income from operations                                                                 4,636                    6,873

Other income (expense):
  Interest and other income                                                               66                       40
  Interest expense                                                                    (3,070)                  (2,972)
                                                                                     ---------------------------------
                                                                                      (3,004)                  (2,932)
                                                                                     ---------------------------------
Income before income taxes and extraordinary item                                      1,632                    3,941

Income taxes                                                                             705                    1,734
                                                                                     ---------------------------------

Income before extraordinary item                                                         927                    2,207

Extraordinary loss on early extinguishment of debt
   net of income taxes of $660                                                             -                      869
                                                                                     ---------------------------------

Net income                                                                           $   927                  $ 1,338
                                                                                     ================================

Income before extraordinary item per common share, basic                               $0.15                    $0.35
                                                                                     ================================

Net income per common share, basic                                                     $0.15                    $0.21
                                                                                     ================================

Income before extraordinary item per common share, diluted                             $0.15                    $0.32
                                                                                     ================================

Net income per common share, diluted                                                   $0.15                    $0.19
                                                                                     ================================


See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                           (in thousands of dollars)

                                                                               Three months ended March 31,
                                                                                1999                   2000
                                                                              -------------------------------
                                                                                        (unaudited)
Operating activities
Net income                                                                    $    559               $  1,011
Adjustments to reconcile net income to net cash:
 used in operating activities:
  Extraordinary loss on early extinguishment
   of debt, before income taxes                                                      -                  1,529
  Amortization of goodwill                                                         569                  1,016
  Depreciation and other amortization                                              566                    632
  Provision for doubtful accounts                                                  145                    455
  Deferred income taxes                                                           (132)                     -
  Loss (gain) on disposal of assets                                                  8                     (9)
  Non-cash interest expense                                                          -                    202
  Changes in operating assets and liabilities:
   Accounts receivable                                                             (91)                (2,849)
   Unbilled receivables                                                         (2,437)                (5,335)
   Prepaid expenses and other current assets                                        88                   (364)
   Accounts payable and accrued expenses                                          (934)                  (438)
   Accrued compensation expense                                                    781                   (243)
   Income taxes recoverable/payable                                                775                    563
   Advances from clients                                                            28                  1,949
   Other current liabilities                                                       (21)                   605
                                                                              -------------------------------
 Net cash used in operating activities                                             (96)                (1,276)

Investing activities
Purchase of property and equipment                                                (845)                  (642)
Proceeds from sale of property and equipment                                        82                     47
Contingent payments to LWG                                                           -                    (51)
Acquisition of P&M, including acquisition costs                                      -                (54,905)
Change in other assets                                                               2                    219
                                                                              -------------------------------
Net cash used in investing activities                                             (761)               (55,332)

Financing activities
Issuance of common shares                                                          136                  8,402
Payments of long-term debt                                                     (12,563)               (43,503)
Repurchase of detachable stock warrants                                              -                   (277)
Payment of financing fees                                                         (771)                (3,406)
Proceeds from senior credit facility                                                 -                 61,000
Proceeds from subordinated notes payable and
 detachable stock warrants                                                      13,000                 30,233
Borrowing on line of credit                                                          -                  1,500
Payments of other long-term liabilities                                            (32)                   (27)
                                                                              -------------------------------
Net cash provided by (used in) financing activities                               (230)                53,922
                                                                              -------------------------------

Net decrease in cash and cash equivalents                                       (1,087)                (2,686)
Cash and cash equivalents at beginning of period                                 3,223                  5,046
                                                                              -------------------------------
Cash and cash equivalents at end of period                                    $  2,136               $  2,360
                                                                              ===============================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2000
                (in thousands of dollars, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The accompanying Pro Forma Consolidated Statements of Income for the three months ended March 31, 2000 and 1999 are presented to give effect to the January 31, 2000 acquisition of Policano & Manzo, L.L.C. and related financing assuming the transactions occurred on January 1, 1999 (see Notes 5 and 6). The Pro Forma Consolidated Statements of Income are not necessarily indicative of the operating results that would have been achieved had the transactions actually occurred on January 1, 1999, nor are they necessarily indicative of future operations.

2.  Stockholders' Equity

                                                                           Additional
                                                              Common        Paid-in       Retained
                                                               Stock        Capital       Earnings      Total
                                                              ------------------------------------------------
Balance at January 1, 2000                                      $49        $18,197       $12,006       $30,252

Issuance of  670,404 warrants to purchase common
   stock                                                                     3,714                       3,714
Repurchase of 130,835 warrants to purchase common
   stock in connection with early retirement of debt                          (277)                       (277)
Issuance of 604,504 shares of common stock in
   exchange for debt to sellers of acquired businesses            6          2,677                       2,683
Issuance of 815,000 shares of common stock
   for the acquisition of Policano & Manzo, L.L.C.                8          5,493                       5,501
Issuance of 51,192 shares of common stock under
   Employee Stock Purchase Plan                                   1            217                         218
Net income for three months ended March 31, 2000                                           1,011         1,011
                                                              ------------------------------------------------
Balance at March 31, 2000                                       $64        $30,021       $13,017       $43,102
                                                              ================================================

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                          March 31, 2000 (continued)
               (in thousands of dollars, except per share data)


3.  Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

                                                         Actual                       Pro Forma
                                                   Three months ended            Three months ended
                                                         March 31,                     March 31,
                                                    1999          2000           1999           2000
                                                  ---------------------------------------------------
Numerator used in basic and diluted
 earnings per common share:
Income before extraordinary item                  $  559         $1,880         $  927         $2,207
Extraordinary item, net of taxes                       -            869              -            869
                                                  ---------------------------------------------------
Net income                                        $  559         $1,011         $  927         $1,338
                                                  ===================================================

Denominator:
Denominator for basic earnings per common
 share - weighted average shares                   4,829          5,854          6,249          6,385

Effect of dilutive securities:
 Warrants                                              -            357              -            357
 Employee stock options                               12            189             12            189
                                                  ---------------------------------------------------
                                                      12            546             12            546
Denominator for diluted earnings per
 common share - weighted average shares
 and effect of dilutive securities                 4,841          6,400          6,261          6,931
                                                  ===================================================

Income before extraordinary item per
 common share, basic                              $ 0.12         $ 0.32         $ 0.15         $ 0.35
Extraordinary loss per common share, basic             -          (0.15)             -          (0.14)
                                                  ---------------------------------------------------
Net income per common share, basic                $ 0.12         $ 0.17         $ 0.15         $ 0.21
                                                  ===================================================

Income before extraordinary item per
 common share, diluted                            $ 0.12         $ 0.29         $ 0.15         $ 0.32
Extraordinary loss per common share, diluted           -          (0.13)             -          (0.13)
                                                  ---------------------------------------------------
Net income per common share, diluted              $ 0.12         $ 0.16         $ 0.15         $ 0.19
                                                  ===================================================

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                          March 31, 2000 (continued)
               (in thousands of dollars, except per share data)

4.  Income Taxes

The income tax provisions for interim periods in 2000 and 1999 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $1,476 for the three month period ended March 31, 2000 consists of federal and state income taxes. The effective income tax rate in 2000 is expected to be approximately 44%. This rate is higher than the statutory federal income tax rate of 34%, due principally to state and local taxes and the effects of nondeductible goodwill recorded in certain acquisitions.

5.  Acquisition of Policano & Manzo, L.L.C.

Effective on January 31, 2000, the Company acquired the membership interests of Policano & Manzo, L.L.C. ("P&M"). P&M, based in Saddle Brook, New Jersey, is a leader in providing bankruptcy and turnaround consulting services to large corporations, money center banks and secured lenders throughout the U.S. The purchase price totaled approximately $54.0 million, consisting of $47.5 million in cash and 815,000 shares of common stock valued at $5.5 million. The Company also incurred acquisition related expenses of $728,000. The acquisition was accounted for using the purchase method of accounting and approximately $52.2 million of goodwill was recorded and is being amortized over its estimated useful life of twenty years.

The accompanying unaudited Pro Forma Consolidated Statements of Income give effect to the acquisition of P&M and the related refinancing discussed in
Note 6, assuming that these transactions occurred as of January 1, 1999.

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           March 31, 2000 (continued)
                (in thousands of dollars, except per share data)

6.  Debt

In connection with the acquisition of P&M, the Company entered into a $68.5 million senior credit facility to provide the cash needed to consummate the acquisition, partially refinance existing long-term debt arrangements, and to provide working capital for expansion. The senior credit facility consists of
(i) a $61.0 million amortizing term loan maturing through January 31, 2006, that intially bears interest at LIBOR plus specified margins ranging from 3.25% to 3.75% and (ii) a $7.5 million revolving credit facility, initially bearing interest at prime plus 1.75%. The interest rates on these borrowings will decline if the Company's leverage ratios improve.

The Company also issued $30.0 million of subordinated notes to lenders that mature on January 31, 2007, and bear interest at 17% per annum, payable semi-annually. The interest rate of 17% consists of a cash component equal to 12% per annum of principal and a component payable in additional notes equal to 5% per annum of principal. These lenders also received warrants to purchase 670,404 shares of the Company's common stock at the exercise price of $4.44 per share that expire on January 31, 2010.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.5%; expected dividend yield of 0%; expected warrant life of 10-years; expected stock price volatility of 0.647. Using these assumptions, the fair value of the warrants was computed to be $5.44 per share, and the total value assigned was $3.7 million. This amount was recorded as additional paid-in capital and a corresponding debt discount was recorded that is recognized as additional interest expense over the term of the debt instruments.

The proceeds from these borrowings of $91.0 million, in tandem with $2.0 million of cash, were used to finance the $47.5 million cash purchase price of P&M, refinance $41.2 million of the $44.0 million of existing long-term debt and fund acquisition and finance related expenses of $4.3 million. The remaining $2.7 million of long-term debt was exchanged for 604,504 shares of common stock.

In connection with the early extinguishment of the $44.0 million of debt, warrants to purchase 130,835 shares of common stock for $3.21 per share were repurchased. In addition, an extraordinary loss of $869,000, net of income taxes was incurred related to unamortized debt discount and deferred financing costs attributable to the retired debt.

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           March 31, 2000 (continued)
                (in thousands of dollars, except per share data)

6.  Debt (continued)

In summary, debt consists of the following:

                                                                                  December 31,         March 31,
                                                                                      1999               2000
                                                                                  ------------------------------
Amounts due under the $61.0 million amortizing term loans.                         $     -              $61,000

Amounts due under the $7.5 million line of credit.                                       -                1,500

Amounts due under $30.0 million subordinated notes (net of discount
 of $3.6 million).                                                                       -               26,592

Amounts due under a $27.0 million long-term credit facility (net of discount of $36,000 in 1999), bearing interest at LIBOR plus
 variable percentages.                                                              19,964                    -

Notes payable to former shareholders of acquired businesses (net of
 discount of $169,000).                                                             10,611                    -

Subordinated debentures (net of discount of $848,000) bearing
 interest at 9.25%.                                                                 12,152                    -
                                                                                  ------------------------------
Total of debt                                                                       42,727               89,092
Less current portion                                                                (1,718)              (5,750)
                                                                                  ------------------------------
Total long-term debt                                                               $41,009              $83,342
                                                                                  ==============================

The aggregate maturities of long-term debt outstanding at March 31, 2000, prior to amortization of debt discount are as follows:

December 31, 2000                     $ 3,188
December 31, 2001                       5,750
December 31, 2002                       7,750
December 31, 2003                      11,250
December 31, 2004                      14,500
December 31, 2005 and thereafter       48,562
                                      -------
                                      $91,000
                                      =======

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           March 31, 2000 (continued)
                (in thousands of dollars, except per share data)


6.  Debt (continued)


In March 2000, the Company entered into interest rate swap and cap transactions on $41.0 million of the outstanding amortizing term loans, in accordance with provisions of the credit facility. The $20.5 million swap transactions resulted in exchanging floating LIBOR rates for fixed rates. The $20.5 million cap transactions limited the Company's exposure to substantial increases in the LIBOR rate by establishing the maximum rate over the life of the cap to be 7.75%. These interest rate hedge transactions expire in three-years. The premium associated with the cap transactions have been incorporated into the swap transactions and resulted in the fixed rates of 7.41% on $10.0 million and 7.43% on $10.5 million. The mark-to-market valuation of these hedges at March 31, 2000 was approximately $50,000.

7.  Segment Reporting

The Company provides litigation and claims management consulting services through three distinct operating segments. The Expert Financial Services division offers a range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. The Litigation Services division provides advice and services in connection with all phases of the litigation process. The Applied Sciences division offers engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights.

The Company evaluates performance and allocated resources based on operating income before depreciation and amortization, corporate general and administrative expenses and income taxes. The Company does not allocate assets to its reportable segments as assets generally are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented. The accounting policies used by the reportable segments are the same as those used by the Company. There are no significant intercompany sales or transfers.

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           March 31, 2000 (continued)
                (in thousands of dollars, except per share data)


7.  Segment Reporting  (continued)

The following table sets forth information on the Company's reportable segments:


                                                         Three months ended March 31, 1999
                                 ----------------------------------------------------------------------------
                                         Expert
                                        Financial           Applied              Litigation
                                        Services            Sciences              Services            Total
-------------------------------------------------------------------------------------------------------------
Revenues                                $ 5,077              $8,307                $6,616             $20,000
Operating expenses                        3,620               7,198                 4,711              15,529
                                        -------              ------                ------             -------
Segment profit                          $ 1,457              $1,109                $1,905             $ 4,471
                                        =======              ======                ======             =======
                                                         Three months ended March 31, 2000
                                 ----------------------------------------------------------------------------
                                         Expert
                                        Financial           Applied              Litigation
                                        Services            Sciences              Services            Total
-------------------------------------------------------------------------------------------------------------
Revenues                                $12,519              $9,984                $8,510             $31,013
Operating expenses                        7,180               8,026                 6,355              21,561
                                        -------              ------                ------             -------
Segment profit                          $ 5,339              $1,958                $2,155             $ 9,452
                                        =======              ======                ======             =======

A reconciliation of segment profit for all segments to income before income taxes and extraordinary item is as follows:

                                                           Three Months ended March 31,
                                                           1999                   2000
---------------------------------------------------------------------------------------
Operating Profit:
 Total segment profit                                    $ 4,471                $ 9,452
 Corporate general and administrative
  expenses                                                (1,524)                (2,096)
 Depreciation and amortization                            (1,135)                (1,648)
 Interest and other expense                                 (795)                (2,352)
                                                         -------                -------
 Income before income taxes and
  extraordinary item                                     $ 1,017                $ 3,356
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

                              FTI Consulting, Inc.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

FTI Consulting, Inc. (the "Company" or "FTI") is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support and engineering/scientific investigation. We derive revenues from our three business divisions: Expert Financial Services, Litigation Services and Applied Sciences. Our Expert Financial Services division offers a range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. Our Litigation Services division provides advice and services in connection with all phases of the litigation process.
Our Applied Sciences division offers engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights. Revenues generated by our business divisions consist of:

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

On February 4, 2000, the Company acquired the membership interests of Policano & Manzo L.L.C. ("P&M"). P&M, based in Saddle Brook, New Jersey, is a leader in providing bankruptcy and turnaround consulting services to large corporations, money center banks and secured lenders throughout the U.S. The purchase price included $47.5 million in cash and the issuance of 815,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. See "Liquidity and Capital Resources" below for a description of the financing of this transaction.

Three Months Ended March 31, 2000 and March 31, 1999

Revenues. Total revenues for the three months ended March 31, 2000 increased 55.0% to $31.0 million compared to $20.0 million for the three months ended March 31, 1999. Litigation Services division revenues increased 28.6% from $6.6 million in 1999 to $8.5 million in 2000. The Applied Sciences division experienced 20.2% growth to $10.0 million in the three months ended March 31, 2000 compared to $8.3 million in the first quarter of 1999. For the three month period ended March 31, 2000, revenues for Expert Financial Services division grew by $7.4 million, or 146.6%, to $12.5 million as compared to 1999. The acquisition of P&M as of January 31, 2000 accounted for $5.4 million of this growth and $2.0 million was generated by internal growth.

Direct Cost of Revenues. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues improved to 49.6% of revenue for the three months ended March 31, 2000, compared to 52.2% of revenue for the three months ended March 31, 1999. This improvement was attributable primarily to the acquisition of P&M and productivity increases in the Applied Sciences and Expert Financial Divisions. Direct cost of revenue from the acquired P&M business during the quarter were 42.2%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, and corporate overhead expenses. These expenses were 28.7% of revenues for the three months ended March 31, 2000 compared to 35.9% for the three months ended March 31, 1999. The improvement resulted primarily from the lower percent of SG&A of revenues of P&M and the significant revenue increases that exceeded the rate of increase of SG&A at all three divisions.

Amortization of Goodwill. Amortization of goodwill increased from $.6 million in the first quarter of 1999 to $1.0 million in the first quarter of 2000 as a result of the acquisition of P&M.

Interest Expense, net. Net interest expense increased to $2.4 million for the three months ended March 31, 2000, from $.8 million for the three months ended March 31, 1999. Interest expense consists primarily of net interest expense associated with the purchased businesses referred to above, including P&M, and the refinancing of the Company's debt obligations on February 4, 2000. See "Liquidity and Capital Resources" below.

Income Taxes. In the first quarter of 2000, the effective income tax rate decreased to 44.0% from 45.0% in the first quarter of 1999 primarily as a result of the proportionately lower non-deductible goodwill amortization resulting from acquisitions in 1997 and 1998.

Extraordinary Item, net of taxes. The $.9 million loss on early extinguishment of debt, net of taxes, resulted from the write-off of unamortized debt discount and deferred financing costs associated with the Company's debt that was refinanced on February 4, 2000.

Future Assessment of Recoverability and Impairment of Goodwill

In connection with its various acquisitions, including the acquisition of P&M, the Company recorded goodwill, which is being amortized on a straight-line basis over periods of 15 to 25 years, its estimated periods that the Company will be benefited by such goodwill. At March 31, 2000, the unamortized goodwill was $94.8 million (which, represented 63.6 % of total assets and 220.0% of stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability and growth trends of the acquired companies and the relative lengths of time such companies have been in existence.

Management of the Company periodically reviews the Company's carrying value and recoverability of unamortized goodwill. If the facts and circumstances suggest that the goodwill may be impaired, the carrying value of such goodwill will be adjusted, which will result in an immediate charge against income during the period of the adjustment, and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors to be considered by management of the Company in determining whether goodwill is impaired, the most significant will be (i) losses from operations, (ii) loss of customers, and (iii) industry developments, including the Company's inability to maintain its market share, development of competitive products or services, and imposition of additional regulatory requirements.

Liquidity and Capital Resources

In the first quarter of 2000, the Company used $1.3 million of cash flow in its operations, as compared to a use of $0.1 million in the first quarter of 1999. This increased use was attributable to (a) the net cash effects of the increase in net working capital balances excluding working capital acquired from P&M, and
(b) reduced by an increase in net income excluding non-cash charges for depreciation and amortization and bad debts expense of $1.6 million and the extraordinary item of $1.5 million, before taxes. The Company anticipates that cash flow from operations for the rest of 2000 will increase, in part as a result of the acquisition of P&M described above and in part by a decrease in net working capital balances.

To finance the P&M transaction, the Company entered into a senior credit facility, consisting of a $61.0 million amortizing term loan maturing through January 31, 2006, initially bearing interest at LIBOR plus specified margins, ranging from 3.25% to 3.75%, which margins may decline based on the Company's leverage ratio; a $7.5 million revolving credit facility bearing interest at prime plus 1.75% which may also decline based on the Company's leverage ratio; and a $30.0 million subordinated debt facility with a group of lenders maturing January 31, 2007, bearing cash interest of 12% and 5% interest payable in kind (PIK). The credit facilities are secured by all assets of the Company. The Company is also required to comply with certain specified financial covenants related to operating performance and liquidity at the end of each quarter, and is further required to obtain interest rate protection on a minimum of 50% of the $61.0 million term loan. The Company believes that it will be in compliance with all covenants throughout 2000. Proceeds of the facilities, together with approximately $3.0 million of the Company's existing cash, were used for the purchase and to refinance the Company's existing debt of approximately $44.0 million described below. Additionally, the Company issued 604,504 shares of its common stock in exchange for approximately $2.7 million of notes outstanding to certain members of the senior management team whose businesses were acquired by the Company in prior transactions.

In connection with the issuance of the subordinated debt, the holders were issued warrants to purchase approximately 670,000 shares of the Company's common stock at an exercise price of $4.44 per share. The warrants expire ten years from the date of closing. In addition, the Company retired warrants for 130,835 shares of common stock issued in March 1999 in connection with its existing subordinated debt of $13.0 million, which was repaid as part of this refinancing.

In 1998, the Company had borrowed $26.0 million under its $27.0 million long-term credit facility with a bank to provide the $26.4 million of cash needed to acquire Klick, Kent & Allen, Inc.; Kahn Consulting, Inc.; and S.E.A., Inc. This credit facility was renegotiated in March 1999, and was repaid on February 4, 2000. The Company, in March 1999, issued $13.0 million of subordinated debentures that were also repaid on February 4, 2000.

In connection with the acquisition of certain businesses in 1998 and 1997, the Company was obligated under certain seller notes totaling $10.8 million at December 31, 1999. Of the $10.8 million outstanding at December 31, 1999, $8.1 million was repaid during the refinancing on February 4, 2000, and approximately $2.7 million was exchanged for common stock as noted above.

During the quarter ended March 31, 2000, the Company expended $.6 million for additions to property and equipment. This amount included expenditures for internal information systems that allow the Company to better manage its expanding operations. At March 31, 2000 the Company had no material commitments for the acquisition of property and equipment, but in March 2000, the Company entered into a lease agreement for new facilities in New York City which it intends to occupy before the end of 2000. The Company presently estimates that it will expend approximately $.8 million for leasehold improvements, furniture and fixtures for this facility.

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

Year 2000 Compliance

During 1999, the Company implemented a four-stage process to assure Year 2000 compliance of all hardware, software and ancillary equipment that are date dependent. The Company completed all four phases and believes that the Year 2000 issue did not and will not cause us any significant operational problems. In addition, we contacted our important suppliers and customers and received positive statements of compliance from all significant third parties. To date, the Company is not aware of any Year 2000 non-compliance by its customers or suppliers that would have a material impact on the Company's business. The Company is not aware of any other material Year 2000 non-compliance that would require repair or replacement or that could have a material effect on its financial position. We cannot assure you, however, that we will not face unanticipated Year 2000 non-compliance problems. If we do, we may have to spend material amounts and could face material disruptions to our business. The Company has developed a strategy to address these potential consequences and contingency plans to deal with any disruptions.

Forward-Looking Statements

Some of the statements under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this Quarterly Report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results and do not intend to do so. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to (1) the loss of any key employees because the Company's business involves the delivery of professional services and is labor-intensive;
(2) the loss of key officers of the Company, without 90 day replacement, which would constitute an event of default under the Company's Senior and Subordinated Credit Facilities; (3) the availability and terms of additional capital or debt financing to fund future acquisitions and for working capital purposes; (4) significant competition for business opportunities and acquisition candidates;
(5) fluctuations of revenue and operating income between quarters or termination of client engagements; (6) the integration of P&M and of future acquisitions; and (7) risks associated with quantitative and qualitative market risks such as fluctuations in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. The Company is exposed to market risk from changes in interest rates which could affect its future results of operations and financial condition. The Company manages its exposures to these risks through its regular operating and financing activities, including the use of derivative financial instruments.

At March 31, 2000, $61.0 million of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after-tax cash flow are affected by changes in interest rates. To mitigate its exposure, management has utilized three-year interest rate swap and cap agreements covering $41.0 million of its long-term debt. In the event of adverse changes in interest rates, management may take actions to further mitigate its exposure.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently a party to any material litigation.

Item 2. Changes in Securities

        1. On February 4, 2000, the Company purchased the membership interests of Policano & Manzo, L.L.C. The purchase price totalled approximately $54.0 million, consisting of $47.5 million in cash and 815,000 shares of common stock valued at $6.75 per share. The issuance of the shares was exempt from registration under Section 4(2)d of the Securities Act of 1933 (the "1933 Act").

        2. Also on February 4, 2000, in connection with the acquisition of Policano & Manzo, L.L.C., the Company entered into a $68.5 million senior credit facility and issued $30.0 million of subordinated debentures, to provide the cash needed to consummate the acquisition, partially refinance existing long-term debt arrangements, and to provide working capital for expansion. The lenders owning the subordinated debentures received warrants to purchase 670,404 shares of common stock. The exercise price of these warrants is $4.44 per share and they expire on January 31, 2010. The issuance of the warrants was exempt from registration under Section 4(2) of the 1933 Act.

        3. On February 4, 2000, the Company repaid the entire $13.0 million of subordinated debentures that were to mature in March 2004, of which $5.7 million was sold to Allied Capital Corporation and $7.3 million was sold to Allied Investment Corporation. In connection with the issuance of the subordinated debt as of March 29, 1999, the Company issued warrants to purchase an aggregate of 392,506 shares of common stock at an exercise price of $3.205 per share. In accordance with the terms the warrants, 130,835 of these warrants were repurchased when the subordinated debentures were repaid prior to June 30, 2000.

        4. In connection with the Company's acquisition of several businesses in 1998 and 1997, the Company had a total obligation of $10.8 million under notes issued to the former owners. Of the $10.8 million, $8.1 million was repaid as part of the February 4, 2000 refinancing above described and $2.7 million was exchanged for 604,504 shares of FTI common stock, valued at $4.44 per share. The issuance of the shares was exempt from registration under Section 4(2) of the 1933 Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27. Financial Data Schedule for three months ended March 31, 2000

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on February 15, 2000, regarding the Company's acquisition of P&M and refinancing of its indebtedness. On April 6, 2000, the Company amended the foregoing Report to add financial statements of P&M and pro forma financial information.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FTI CONSULTING, INC.

Date: May 12, 2000            By /s/ Theodore I. Pincus
                                 ----------------------
                              THEODORE I. PINCUS
                              Executive Vice President, Chief Financial Officer
                              (principal financial and accounting officer) and
                              Secretary