Form 10-Q
period 2000-06-30
FTI CONSULTING INC
filed 2000-08-03
CIK 887936

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                       Commission file number: 001-14875

                             FTI CONSULTING, INC.
                             --------------------
            (Exact Name of Registrant as Specified in its Charter)

               Maryland                                   52-1261113
               --------                                   ----------
    (State or Other Jurisdiction of           (IRS Employer Identification No.)
    Incorporation or Organization)

       2021 Research Drive, Annapolis, Maryland              21401
       --------------------------------------------------------------
       (Address of Principal Executive Offices)           (Zip Code)

                                 410-224-8770
                                 ------------
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
Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                                 Outstanding at August 3, 2000
-----------------------                      -----------------------------
Common Stock, par value
  $.01 per share                                        6,539,347

                             FTI CONSULTING, INC.
                             --------------------

                                     INDEX

                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets - December 31, 1999 and
               June 30, 2000                                                   3

              Consolidated Statements of Income - Three months ended
               June 30, 1999, three months ended June 30, 2000 and
               Pro Forma Consolidated Statement of Income - Three
               months ended June 30, 1999                                      5

              Consolidated Statements of Income - Six months ended
               June 30, 1999, six months ended June 30, 2000                   6

              Pro Forma Consolidated Statements of Income - Six months
               ended June 30, 1999, six months ended June 30, 2000             7

              Consolidated Statements of Cash Flows - Six months
               ended June 30, 1999, six months ended June 30, 2000             8

              Notes to Unaudited Consolidated Financial Statements
               June 30, 2000                                                   9

Item 2.     Management's Discussion and Analysis of
            Results of Operations and Financial Condition                     18

Item 3.     Quantitative and Qualitative Disclosures About                    23
            Market Risk

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 23

Item 2.     Changes in Securities                                             23

Item 3.     Defaults Upon Senior Securities                                   23

Item 4.     Submission of Matters to a Vote of Security Holders               23

Item 5.     Other Information                                                 23

Item 6.     Exhibits and Reports on Form 8-K                                  24

SIGNATURES                                                                    25

Part I.  Financial Information

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                                              December 31,          June 30,
                                                                                 1999                 2000
                                                                             ---------------------------------
                                                                               (audited)           (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                    $   5,046            $   2,992
 Accounts receivable, less allowance of $1,065 in 1999 and $980 in
  2000                                                                           14,458               25,020
 Unbilled receivables, less allowance of $1,160 in 1999 and $867
  in 2000                                                                         9,222               15,168
 Income taxes recoverable                                                            64                  446
 Deferred income taxes                                                              641                  641
 Prepaid expenses and other current assets                                        1,461                1,875
                                                                             -------------------------------
Total current assets                                                             30,892               46,142

Property and equipment:
 Furniture, equipment and software                                               17,205               18,762
 Leasehold improvements                                                           1,955                2,293
                                                                             -------------------------------
                                                                                 19,160               21,055

Accumulated depreciation and amortization                                       (10,781)             (12,165)
                                                                             -------------------------------
                                                                                  8,379                8,890

Goodwill, net of accumulated amortization of $3,473 in 1999 and
 $5,722 in 2000                                                                  43,658               93,702
Other assets                                                                      1,363                3,921
                                                                             -------------------------------
Total assets                                                                  $  84,292            $ 152,655
                                                                             ===============================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                                           December 31,        June 30,
                                                                               1999              2000
                                                                         --------------------------------
                                                                              (audited)       (unaudited)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                    $   3,240           $    2,550
 Accrued compensation expense                                                 5,373                7,816
 Deferred income taxes                                                          471                  471
 Current portion of long-term debt                                            1,718                4,750
 Advances from clients                                                          435                6,902
 Other current liabilities                                                      422                  984
                                                                         -------------------------------
Total current liabilities                                                    11,659               23,473

Long-term debt, less current portion                                         41,009               82,277
Other long-term liabilities                                                     411                  372
Deferred income taxes                                                           961                  961

Commitments and contingent liabilities                                            -                    -

Stockholders' equity:
 Preferred stock, $.01 par value; 4,000,000 shares authorized,
  none outstanding                                                                -                    -

 Common stock, $.01 par value; 16,000,000 shares authorized;
  4,913,905 and 6,465,968 shares issued and outstanding in 1999
  and 2000, respectively                                                         49                   65
 Additional paid-in capital                                                  18,197               30,543
 Retained earnings                                                           12,006               14,964
                                                                         -------------------------------
Total stockholders' equity                                                   30,252               45,572
                                                                         -------------------------------
Total liabilities and stockholders' equity                                $  84,292           $  152,655
                                                                         ===============================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Statements of Income
               (in thousands of dollars, except per share data)


                                          Three months ended June 30,
                                     Actual        Pro Forma       Actual
                                       1999           1999          2000
                                    --------------------------------------
                                                  (unaudited)
Revenues                            $21,273         $26,757        $34,585

Direct cost of revenues              10,920          12,680         17,435
Selling, general and
 administrative expenses              7,257           7,616          9,297
Amortization of goodwill                569           1,229          1,233
                                    -------         -------        -------
Total costs and expenses             18,746          21,525         27,965
                                    -------         -------        -------

Income from operations                2,527           5,232          6,620

Other income (expense):
 Interest and other income               76              76             52
 Interest expense                    (1,101)         (3,071)        (3,194)
                                    -------         -------        -------
                                     (1,025)         (2,995)        (3,142)
                                    -------         -------        -------
Income before income taxes            1,502           2,237          3,478

Income taxes                            731             967          1,530
                                    -------         -------        -------
Net income                          $   771         $ 1,270        $ 1,948
                                    =======         =======        =======



Net income per common share,
 basic                              $  0.16         $  0.21        $  0.30
                                    =======         =======        =======

Net income per common share,
 diluted                            $  0.15         $  0.20        $  0.26
                                    =======         =======        =======

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Statements of Income
               (in thousands of dollars, except per share data)


                                                                         Six months ended June 30,
                                                                       1999                    2000
                                                                    -------------------------------
                                                                               (unaudited)
Revenues                                                            $41,273                 $65,599

Direct cost of revenues                                              21,350                  32,811
Selling, general and administrative expenses                         14,445                  18,211
Amortization of goodwill                                              1,139                   2,249
                                                                    -------                 -------
Total costs and expenses                                             36,934                  53,271
                                                                    -------                 -------

Income from operations                                                4,339                  12,328

Other income (expense):
  Interest and other income                                             142                      92
  Interest expense                                                   (1,962)                 (5,586)
                                                                    -------                 -------
                                                                     (1,820)                 (5,494)
                                                                    -------                 -------
Income before income taxes and extraordinary item                     2,519                   6,834

Income taxes                                                          1,189                   3,007
                                                                    -------                 -------

Income before extraordinary item                                      1,330                   3,827

Extraordinary loss on early extinguishment of debt,
   net of income taxes of  $660                                           -                     869
                                                                    -------                 -------
Net income                                                          $ 1,330                 $ 2,958
                                                                    =======                 =======

Income before extraordinary item per common share, basic            $  0.28                 $  0.62
                                                                    =======                 =======

Net income per common share, basic                                  $  0.28                 $  0.48
                                                                    =======                 =======

Income before extraordinary item per common share, diluted          $  0.27                 $  0.55
                                                                    =======                 =======

Net income per common share, diluted                                $  0.27                 $  0.43
                                                                    =======                 =======

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                  Pro Forma Consolidated Statements of Income
               (in thousands of dollars, except per share data)


                                                                           Pro Forma
                                                                    Six months ended June 30,
                                                                  1999                    2000
                                                                 -------------------------------
                                                                           (unaudited)
Revenues                                                         $52,276                 $68,037

Direct cost of revenues                                           24,770                  33,761
Selling, general and administrative expenses                      15,182                  18,317
Amortization of goodwill                                           2,457                   2,466
                                                                 -------                 -------
Total costs and expenses                                          42,409                  54,544
                                                                 -------                 -------

Income from operations                                             9,867                  13,493

Other income (expense):
  Interest and other income                                          141                      92
  Interest expense                                                (6,140)                 (6,166)
                                                                 -------                 -------
                                                                  (5,999)                 (6,074)
                                                                 -------                 -------
Income before income taxes and extraordinary item                  3,868                   7,419

Income taxes                                                       1,671                   3,253
                                                                 -------                 -------

Income before extraordinary item                                   2,197                   4,166

Extraordinary loss on early extinguishment of debt
   net of income taxes of $660                                         -                     869
                                                                 -------                 -------
Net income                                                       $ 2,197                 $ 3,297
                                                                 =======                 =======

Income before extraordinary item per common share, basic         $  0.35                 $  0.65
                                                                 =======                 =======

Net income per common share, basic                               $  0.35                 $  0.51
                                                                 =======                 =======

Income before extraordinary item per common share, diluted       $  0.35                 $  0.57
                                                                 =======                 =======

Net income per common share, diluted                             $  0.35                 $  0.45
                                                                 =======                 =======

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                           (in thousands of dollars)

                                                                                 Six months ended June 30,
                                                                                  1999                2000
                                                                              -------------------------------
                                                                                        (unaudited)
Operating activities
Net income                                                                      $  1,330            $  2,958
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Extraordinary loss on early extinguishments
     of debt, before income taxes                                                      -               1,529
    Amortization of goodwill                                                       1,412               2,249
    Depreciation and other amortization                                            1,029               1,280
    Provision for doubtful accounts                                                  567                (378)
    Deferred income taxes                                                           (132)                  -
    Loss on disposal of assets                                                        10                  17
    Non-cash interest expense                                                          -               1,116
    Changes in operating assets and liabilities:
      Accounts receivable                                                            332              (5,281)
      Unbilled receivables                                                        (2,424)             (5,267)
      Prepaid expenses and other current assets                                     (429)               (408)
      Accounts payable and accrued expenses                                         (853)             (1,494)
      Accrued compensation expense                                                 1,282               1,887
      Income taxes recoverable/payable                                               610                (383)
      Advances from clients                                                           (9)              4,225
      Other current liabilities                                                      456                 992
                                                                              -------------------------------
Net cash provided by operating activities                                          3,181               3,042

Investing activities
Purchase of property and equipment                                                (1,316)             (1,699)
Proceeds from sale of property and equipment                                          98                  47
Contingent payments to former owners of subsidiaries                                (451)               (165)
Costs associated with acquisition of subsidiaries                                    (56)                  -
Acquisition of P&M, including acquisition costs                                        -             (49,404)
Change in other assets                                                                 1                (232)
                                                                              -------------------------------
Net cash used in investing activities                                             (1,724)            (51,453)

Financing activities
Issuance of common shares                                                            136                 741
Payments of long-term debt                                                       (13,213)            (40,820)
Retirement of detachable stock warrants                                                -                (277)
Payment of financing fees                                                           (900)             (3,782)
Proceeds from senior credit facility, net                                              -              59,937
Proceeds from subordinated notes payable and detachable stock warrants            13,000              30,611
Payments of other long-term liabilities                                              (68)                (53)
                                                                              -------------------------------
Net cash provided by (used in) financing activities                               (1,045)             46,357
                                                                              -------------------------------

Net increase (decrease) in cash and cash equivalents                                 412              (2,054)
Cash and cash equivalents at beginning of period                                   3,223               5,046
                                                                              -------------------------------
Cash and cash equivalents at end of period                                      $  3,635            $  2,992
                                                                              ===============================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 2000
               (in thousands of dollars, except per share data)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The accompanying Pro Forma Consolidated Statements of Income for the three months ended June 30, 1999, and six months ended June 30, 2000 and 1999, are presented to give effect to the January 31, 2000, acquisition of Policano & Manzo, L.L.C. and related financing assuming the transactions occurred on January 1, 1999 (see Notes 5 and 6). These Pro Forma Financial Statements should be read in conjunction with the Company's current report on Form 8-K, filed on April 6, 2000. This Form 8-K more fully describes the assumptions used in preparing the pro forma financial information. The Pro Forma Consolidated Statements of Income are not necessarily indicative of the operating results that would have been achieved had the transactions actually occurred on January 1, 1999, nor are they necessarily indicative of future operations.

2.  Stockholders' Equity

                                                                         Additional
                                                              Common      Paid-in      Retained
                                                               Stock      Capital      Earnings     Total
                                                            -----------------------------------------------
Balance at January 1, 2000                                    $  49       $18,197      $12,006     $30,252

Issuance of warrants to purchase 670,404 shares of
  common stock in connection with debt refinancing                          3,714                    3,714
Retirement of 130,835 warrants to purchase common
  stock in connection with early retirement of debt                          (277)                    (277)
Issuance of 604,504 shares of common stock in
  exchange for debt to sellers of acquired businesses             6         2,677                    2,683
Issuance of 815,000 shares of common stock
  for the acquisition of Policano & Manzo, L.L.C.                 8         5,493                    5,501
Issuance of 52,892 shares of common stock under
  Employee Stock Purchase Plan                                    1           229                      230
Issuance of 20,000 shares of restricted common stock              -           159                      159
Exercise of options and warrants to purchase 59,667
  shares of common stock                                          1           351                      352
Net income for six months ended June 30, 2000                                            2,958       2,958
                                                            -----------------------------------------------
Balance at June 30, 2000                                      $  65       $30,543      $14,964     $45,572
                                                            ===============================================

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)
               (in thousands of dollars, except per share data)


3. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

                                                            Three months ended June 30,
                                                          Actual      Actual     Pro Forma
                                                           1999        2000        1999
                                                       -------------------------------------
Numerator used in basic and diluted earnings
 per common share:
Net income                                                $  771      $1,948       $1,270
                                                       =====================================

Denominator:
Denominator for basic earnings per common share
 - weighted average shares                                 4,829       6,423        6,134

Effect of dilutive securities:
     Warrants                                                143         604          143
     Employee stock options                                   38         486           38
                                                       -------------------------------------
                                                             181       1,090          181
                                                       -------------------------------------
Denominator for diluted earnings per common
 share - weighted average shares and effect
 of dilutive securities                                    5,010       7,513        6,315
                                                       =====================================

Net income per common share, basic                        $ 0.16      $ 0.30       $ 0.21
                                                       =====================================

Net income per common share, diluted                      $ 0.15      $ 0.26       $ 0.20
                                                       =====================================

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)
               (in thousands of dollars, except per share data)


3.  Earnings Per Share (continued)

                                                         Actual                    Pro Forma
                                                    Six months ended            Six months ended
                                                        June 30,                     June 30,
                                                   1999          2000           1999          2000
                                             -------------------------------------------------------
Numerator used in basic and diluted
 earnings per common share:

Income before extraordinary item             $    1,330       $  3,827        $ 2,197       $  4,166
Extraordinary item, net of taxes                      -            869              -            869
                                             -------------------------------------------------------
Net income                                   $    1,330       $  2,958        $ 2,197       $  3,297
                                             =======================================================

Denominator:
Denominator for basic earnings per
 common share - weighted average shares           4,829          6,139          6,249          6,404


Effect of dilutive securities:
 Warrants                                            44            480             44            350
 Employee stock options                              22            336             22            533
                                             -------------------------------------------------------
                                                     66            816             66            883
                                             -------------------------------------------------------
Denominator for diluted earnings per
 common share - weighted average shares
 and effect of dilutive securities                4,895          6,955          6,315          7,287
                                             =======================================================

Income before extraordinary item per
 common share, basic                         $     0.28       $   0.62        $  0.35       $   0.65

Extraordinary loss per common share, basic            -          (0.14)             -          (0.14)
                                             -------------------------------------------------------
Net income per common share, basic           $     0.28       $   0.48        $  0.35       $   0.51
                                             =======================================================

Income before extraordinary item per
 common share, diluted                       $     0.27       $   0.55        $  0.35       $   0.57

Extraordinary loss per common share,                  -          (0.12)             -          (0.12)
 diluted
                                             -------------------------------------------------------
Net income per common share, diluted         $     0.27       $   0.43        $  0.35       $   0.45
                                             =======================================================

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)
               (in thousands of dollars, except per share data)

4.   Income Taxes

The income tax provisions for interim periods in 2000 and 1999 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $3,007 for the six month period ended June 30, 2000 consists of federal and state income taxes. The effective income tax rate in 2000 is expected to be approximately 44%. This rate is higher than the statutory federal income tax rate of 34%, due principally to state and local taxes and the effects of nondeductible goodwill recorded in certain acquisitions.

5.   Acquisition of Policano & Manzo, L.L.C.

Effective on January 31, 2000, the Company acquired the membership interests of Policano & Manzo, L.L.C. ("P&M"). P&M, based in Saddle Brook, New Jersey, is a leader in providing bankruptcy and turnaround consulting services to large corporations, money center banks and secured lenders throughout the U.S. The purchase price totaled approximately $54.9 million, consisting of $48.3 million in cash, 815,000 shares of common stock valued at $5.5 million, and acquisition related expense of $1.1 million. The acquisition was accounted for using the purchase method of accounting and approximately $52.2 million of goodwill was recorded and is being amortized over its estimated useful life of twenty years.

The accompanying unaudited Pro Forma Consolidated Statements of Income give effect to the acquisition of P&M and the related refinancing discussed in Note 6, assuming that these transactions occurred as of January 1, 1999, and should be read in conjunction with the Company's current report on Form 8-K, filed on April 6, 2000.

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)
               (in thousands of dollars, except per share data)

6.  Debt

In connection with the acquisition of P&M, the Company entered into a $68.5 million senior credit facility to provide the cash needed to consummate the acquisition, partially refinance existing long-term debt arrangements, and to provide working capital for expansion. The senior credit facility consists of
(i) a $61.0 million amortizing term loan maturing through January 31, 2006, that initially bears interest at LIBOR plus specified margins ranging from 3.25% to 3.75%, and (ii) a $7.5 million revolving credit facility, initially bearing interest at prime plus 1.75%. The interest rates on these borrowings will decline if the Company's leverage ratios improve.

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

The fair value of these warrants was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.5%; expected dividend yield of 0%; expected warrant life of 10 years; and expected stock price volatility of 0.647. Using these assumptions, the fair value of the warrants was computed to be $5.44 per share, and the total value assigned was $3.7 million. This amount was recorded as additional paid-in capital and a corresponding debt discount was recorded that is recognized as additional interest expense over the term of the debt instruments.

The proceeds from these borrowings of $91.0 million, in tandem with $2.0 million of cash, were used to finance the $47.5 million cash purchase price of P&M, refinance $41.2 million of the $44.0 million of existing long-term debt, and fund acquisition and finance related expenses of $4.3 million. The remaining $2.7 million of long-term debt was exchanged for 604,504 shares of common stock.

In connection with the early extinguishment of the $44.0 million of debt, warrants to purchase 130,835 shares of common stock for $3.21 per share, were retired. In addition, an extraordinary loss of $869,000 net of income taxes was incurred related to unamortized debt discount and deferred financing costs attributable to the retired debt.

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)
               (in thousands of dollars, except per share data)


6.  Debt (continued)

In summary, debt consists of the following:

                                                                       December 31,       June 30,
                                                                           1999             2000
                                                                    -------------------------------
Amounts due under the $61.0 million amortizing term loans           $        -            $  59,938

Amounts due under $30.0 million subordinated notes (net of discount
of $3.5 million and PIK interest of $600,000)                                -               27,089


Amounts due under a $27.0 million long-term credit facility (net of discount of $36,000 in 1999), bearing interest at LIBOR plus
variable percentages                                                    19,964                    -

Notes payable to former shareholders of acquired businesses (net of
discount of $169,000)                                                   10,611                    -

Subordinated debentures (net of discount of $848,000) bearing
interest at 9.25%                                                       12,152                    -
                                                                    -------------------------------
Total debt                                                              42,727               87,027
Less current portion                                                    (1,718)              (4,750)
                                                                    -------------------------------
Total long-term debt                                                $   41,009            $  82,277
                                                                    ===============================

The aggregate maturities of long-term debt outstanding at June 30, 2000, prior to amortization of debt discount are as follows:

July 1 through
December 31, 2000                              $ 2,125
December 31, 2001                                5,750
December 31, 2002                                7,750
December 31, 2003                               11,250
December 31, 2004                               14,500
December 31, 2005                               14,875
Thereafter                                      33,687
                                               -------
                                               $89,937
                                               =======

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)
               (in thousands of dollars, except per share data)


6.  Debt (continued)


In March 2000, the Company entered into interest rate swap and cap transactions on $41.0 million of the outstanding amortizing term loans, in accordance with provisions of the credit facility. The $20.5 million swap transactions resulted in exchanging floating LIBOR rates for fixed rates. The $20.5 million cap transactions limited the Company's exposure to substantial increases in the LIBOR rate by establishing the maximum rate over the life of the cap to be 7.75%. These interest rate hedge transactions expire in three years. The premium associated with the cap transactions have been incorporated into the swap transactions and resulted in the fixed rates of 7.41% on $10.0 million and 7.43% on $10.5 million. At June 30, 2000, the estimated positive market value of the interest rate swap and cap agreements was approximately $174,000. The fair value of swap and cap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the consolidated financial statements.

7.  Segment Reporting

The Company provides litigation and claims management consulting services through three distinct operating segments. The Financial Consulting division offers a range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. The Litigation Consulting division provides advice and services in connection with all phases of the litigation process. The Applied Sciences division offers engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights.

The Company evaluates performance and allocates resources based on operating income before depreciation and amortization, corporate general and administrative expenses, and income taxes. The Company does not allocate assets to its reportable segments as assets generally are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented. The accounting policies used by the reportable segments are the same as those used by the Company. There are no significant intercompany sales or transfers.

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)
               (in thousands of dollars, except per share data)


7.   Segment Reporting  (continued)

The following table sets forth information on the Company's reportable segments for the three months ended June 30, 1999 and three months ended June 30, 2000:

                               Three months ended June 30, 1999
                        -----------------------------------------------
                         Financial   Applied    Litigation
                        Consulting   Sciences   Consulting       Total
-----------------------------------------------------------------------
Revenues                    $4,827     $9,461       $6,985     $21,273
Operating expenses           3,642      7,692        4,986      16,320
                            ------     ------       ------     -------
Segment profit              $1,185     $1,769       $1,999     $ 4,953
                            ======     ======       ======     =======

                               Three months ended June 30, 2000
                        -----------------------------------------------
                         Financial   Applied    Litigation
                        Consulting   Sciences   Consulting       Total
-----------------------------------------------------------------------
Revenues                    $16,332    $9,683       $8,570     $34,585
Operating expenses            9,687     8,036        6,351      24,074
                            -------    ------       ------     -------
Segment profit              $ 6,645    $1,647       $2,219     $10,511
                            =======    ======       ======     =======

A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                          Three months ended June 30,
                                               1999         2000
--------------------------------------------------------------------------
Operating Profit:
 Total segment profit                        $ 4,953       $10,511
 Corporate general and administrative
  expenses                                    (1,120)       (2,010)

 Depreciation and amortization                (1,306)       (1,881)
 Interest and other expense                   (1,025)       (3,142)
                                             -------       -------
 Income before income taxes                  $ 1,502       $ 3,478
                                             =======       =======

The following table sets forth information on the Company's reportable segments for the six months ended June 30, 1999 and six months ended June 30, 2000:

                               Six months ended June 30, 1999
                        -----------------------------------------------
                         Financial   Applied    Litigation
                        Consulting   Sciences   Consulting       Total
-----------------------------------------------------------------------
Revenues                    $9,903     $17,769     $13,601     $41,273
Operating expenses           7,261      14,891       9,697      31,849
                            ------     -------     -------     -------
Segment profit              $2,642     $ 2,878     $ 3,904     $ 9,424
                            ======     =======     =======     =======

                               Six months ended June 30, 2000
                        -----------------------------------------------
                         Financial   Applied    Litigation
                        Consulting   Sciences   Consulting       Total
-----------------------------------------------------------------------
Revenues                   $28,851    $19,668      $17,080     $65,599
Operating expenses          16,866     16,063       12,706      45,635
                           -------    -------      -------     -------
Segment profit             $11,985    $ 3,605      $ 4,374     $19,964
                           =======    =======      =======     =======

A reconciliation of segment profit for all segments to income before income taxes and extraordinary item is as follows:



                                            Six months ended June 30,
                                                1999       2000
---------------------------------------------------------------------
Operating Profit:
 Total segment profit                         $ 9,424     $19,964
 Corporate general and administrative
  expenses                                     (2,644)     (4,107)

 Depreciation and amortization                 (2,441)     (3,529)
 Interest and other expense                    (1,820)     (5,494)
                                              -------     -------
 Income before income taxes and
  extraordinary item                          $ 2,519     $ 6,834
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

                             FTI Consulting, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

FTI is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support, and engineering and scientific investigation. Our Financial Consulting division, which accounted for 44% of our revenues for the six-months ended June 30, 2000, offers a range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. Our Litigation Consulting division, which accounted for 26% of our revenues for the six-months ended June 30, 2000, provides advice and services in connection with all phases of the litigation process. Our Applied Sciences division, which accounted for 30% of our revenues for the six-months ended June 30, 2000, offers forensic engineering and scientific investigation services, accident reconstruction, fire investigation and expert testimony regarding intellectual property rights.

Revenues generated by our business divisions consist primarily of fees for our professional services. We charge our professionals' time at hourly rates, which vary from professional to professional, based on the professional's position, experience and expertise. We also directly bill our clients for services provided by our independent consultants. We recognize revenues for the production of our work product, including static graph boards, color copies and digital video production, and fees for use of our equipment and facilities. We also pass through our out-of-pocket expenses, such as our cost of recruiting subjects and participants for research surveys, mock trial activities and our travel. We recognize revenues in the period when the service is provided.

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients.

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing and corporate overhead expenses. In the six months ended June 30, 2000, selling, general and administrative expenses accounted for about 28% of our revenues.
Our corporate overhead costs, excluding depreciation and amortization, which are included in selling, general and administrative expenses, represented about 6.0% of revenues in the six months ended June 30, 2000.

We are organized into three distinct operating segments that contribute to the overall performance of our company. As such, we evaluate segment performance and allocate resources based on the operating income before depreciation and amortization, corporate general and administrative expenses and income taxes for each division. For the six months ended June 30, 2000, our Financial Consulting division accounted for 60.0% of this operating income, our Litigation Consulting division accounted for 22.0% and our Applied Sciences division accounted for 18.0%.

On June 30, 2000, we had about $93.7 million of unamortized goodwill, which we are amortizing over 15 to 25 year periods. Annual goodwill amortization, including goodwill associated with the acquisition of P&M, is approximately $5.1 million. Approximately $14.6 million of this goodwill is not deductible for tax purposes. Consequently, we estimate that our effective tax rate for 2000 will be about 42% before amortization of goodwill and 44% after amortization of goodwill.

Recent Acquisitions

Since September 1997, we made six major acquisitions, all of which were accounted for as purchases.

On February 4, 2000, we acquired Policano & Manzo as further described in Note 5 of "Notes to Consolidated Financial Statements." P&M, based in Saddle Brook, New Jersey, specializes in providing financial restructuring, advisory and forensic accounting services to the work-out and bankruptcy community. These services are provided on a nationwide basis to financially distressed businesses, creditors, investors and other interested parties. The purchase price consisted of $48.3 million in cash and 815,000 shares of our common stock.

In September 1998, we acquired both S.E.A., Inc. ("SEA") and Kahn Consulting, Inc. ("KCI"). SEA, headquartered in Columbus, Ohio, provides investigation, research, analysis and quality control services in areas such as distress, product failure, fire and explosion, and vehicle and workplace accidents. The SEA acquisition has allowed us to significantly expand our scientific consulting offerings, in addition to providing geographic expansion into the southeast and mid-west markets. KCI, headquartered in New York City, provides expert testimony on accounting and financial issues; forensic accounting and fraud investigation services; strategic advisory, turnaround, bankruptcy and trustee services; and government contract consulting.

In June 1998, we acquired Klick, Kent & Allen ("KK&A"). KK&A provides strategic and economic consulting to various regulated businesses, advising on such matters as industry deregulation, mergers and acquisitions, rate and cost structures, economic and financial modeling and litigation risk analysis. The acquisitions of KCI and KK&A provided the foundation for our expansion of financial consulting services into cities where we already had a presence.

In September 1997, we acquired L.W.G., Inc. ("LWG") and Bodaken Associates. LWG broadened our offerings to the insurance market by adding capabilities in claims management consulting and restoration services. Bodaken enhanced our jury and trial consulting capabilities, particularly in the western region of the U.S.

Results of Operations

Three Months Ended June 30, 2000 and June 30, 1999

Revenues. Total revenues for the three months ended June 30, 2000, increased 62.4% to $34.6 million compared to $21.3 million for the three months ended June 30, 1999. For the three months ended June 30, 2000, revenues in our Financial Consulting division grew by $11.5 million, or 239.6%, to $16.3 million, compared to 1999. Our acquisition of P&M, as of January 31, 2000, accounted for $8.0 million of this growth, with $3.5 million generated by internal growth. Litigation Consulting division revenues increased 22.9% from $7.0 million in 1999 to $8.6 million in 2000. The Applied Sciences division had 2.1% growth to $9.7 million in revenues in the three months ended June 30, 2000, compared to $9.5 million in the second quarter of 1999.

Direct Cost of Revenues. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues improved to 50.4% of total revenues for the three months ended June 30, 2000, compared to 51.3% of total revenues for the three months ended June 30, 1999. We attribute this improvement primarily to the acquisition of P&M and productivity increases in the Applied Sciences and Financial Consulting divisions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and benefits paid to our office and corporate staff, as well as rent, marketing and corporate overhead expenses. These expenses were 26.9% of total revenues for the three months ended June 30, 2000, compared to 34.1% for the three months ended June 30, 1999. This improvement resulted primarily from the fact that P&M's selling, general and administrative expenses are a lower percentage of revenues and our significant revenue increases that exceeded the rate of increase of our selling, general and administrative expenses.

Amortization of Goodwill. Amortization of goodwill increased from $569,000 in the second quarter of 1999 to $1.2 million in the second quarter of 2000 as a result of our acquisition of P&M as of January 31, 2000.

Interest Expense, net. Net interest expense increased to $3.1 million for the three months ended June 30, 2000, from $1.0 million for the three months ended June 30, 1999. Interest expense consisted primarily of net interest expense associated with the purchased businesses referred to above, including P&M, and the refinancing of our debt on February 4, 2000. We discuss this refinancing below in "Liquidity and Capital Resources."

Income Taxes. In the second quarter of 2000, our effective income tax rate decreased to 44.0% from 48.7% in the second quarter of 1999. This decrease was primarily the result of the proportionately lower non-deductible goodwill amortization resulting from our acquisitions in 1997 and 1998.

Six Months ended June 30, 2000 and June 30, 1999

Revenues. Total revenues for the six months ended June 30, 2000 increased 58.8% to $65.6 million compared to $41.3 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, revenues in our Financial Consulting division grew by $19.0 million, or 191.9%, to $28.9 million, compared to 1999. Our acquisition of P&M as of January 31, 2000 accounted for $13.3 million of this growth, with $5.7 million generated by internal growth. Litigation Consulting division revenues increased 25.6% from $13.6 million in 1999 to $17.1 million in 2000. The Applied Sciences division increased 10.7% to $19.7 million in revenues in the six months ended June 30, 2000, compared to $17.8 million in the first half of 1999.

Direct Cost of Revenues. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues improved to 50.0% of total revenues for the six months ended June 30, 2000, compared to 51.7% of total revenues for the six months ended June 30, 1999. We attribute this improvement primarily to the acquisition of P&M and productivity increases in the Applied Sciences and Financial Consulting divisions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and benefits paid to our office and corporate staff, as well as rent, marketing and corporate overhead expenses. These expenses were 27.8% of total revenues for the six months ended June 30, 2000, compared to 35.0% for the six months ended June 30, 1999. This improvement resulted primarily from the fact that P&M's selling, general and administrative expenses are a lower percentage of revenues and our significant revenue increases that exceeded the rate of increase of our selling, general and administrative expenses.

Amortization of Goodwill. Amortization of goodwill increased from $1.1 million in the first half of 1999 to $2.2 million in the first half of 2000 as a result of our acquisition of P&M as of January 31, 2000.

Interest Expense, net. Net interest expense increased to $5.5 million for the six months ended June 30, 2000, from $1.8 million for the six months ended June 30, 1999. Interest expense consisted primarily of net interest expense associated with the purchased businesses referred to above, including P&M, and the refinancing of our debt on February 4, 2000. We discuss this refinancing below in "Liquidity and Capital Resources."

Income Taxes. In the first half of 2000, our effective income tax rate decreased to 44.0% from 47.2% in the first half of 1999. This decrease was primarily the result of the proportionately lower non-deductible goodwill amortization resulting from our acquisitions in 1997 and 1998.

Extraordinary Item, net of taxes. As a result of the write-off of unamortized debt discount and deferred financing costs associated with the debt that we refinanced on February 4, 2000, we had an $869,000 loss on early extinguishment of debt, net of taxes in the first half of 2000.

Future Assessment of Recoverability and Impairment of Goodwill

In connection with our various acquisitions, including P&M, we recorded goodwill, which we are amortizing on a straight-line basis over periods of 15 to 25 years. These are the periods during which we estimate we will benefit from this goodwill. At June 30, 2000, unamortized goodwill was $93.7 million, or 61.4% of our total assets and 205.6% of our stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. We have determined the period for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability, growth trends of the acquired companies and the relative lengths of time these companies have been in existence.

Our management periodically reviews the carrying value and recoverability of our unamortized goodwill. If the facts and circumstances suggest that the goodwill may be impaired, we would adjust the carrying value of the goodwill. This would result in an immediate charge against income during the period of the adjustment and/or a shortening of the length of the remaining amortization period, which would result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. If we adjust goodwill, we cannot assure you that we will not have to make further adjustments for impairment and recoverability in future periods. The most significant of the factors we will consider in determining whether goodwill is impaired will be losses from operations, loss of customers and industry developments, including our inability to maintain market share, development of competitive products or services and imposition of additional regulatory requirements.

Liquidity and Capital Resources

In the first half of 2000, we generated $3.0 million of cash flow in our operations, compared to $3.2 million in the first half of 1999. This lower generation of cash was attributable to the increase in net working capital balances, including the working capital needs of P&M, reduced by the significant increase in net income excluding non-cash charges for depreciation and amortization and the extraordinary item of $1.5 million, before taxes. We anticipate that our cash flow from operations for the rest of 2000 will increase over 1999 in part by an increase in net income before non-cash charges.

To finance the P&M acquisition, we entered into a senior credit facility, consisting of a $61.0 million amortizing term loan maturing through January 31, 2006, initially bearing interest at LIBOR plus specified margins ranging from 3.25% to 3.75%, which may decline based on our leverage ratio; a $7.5 million revolving credit facility, bearing interest at prime plus 1.75%, which also may decline based on our leverage ratio; and $30.0 million of senior subordinated notes maturing January 31, 2007, bearing 12% annual cash interest and 5% annual interest payable in kind (PIK). We obtained interest rate protection on $41.0 million of the $61.0 million term loan.

The credit facilities are secured by all of our assets. We are required to comply with various specified financial covenants related to our operating performance and liquidity at the end of each quarter. We believe we will be in compliance with all covenants throughout 2000. We used the proceeds of these facilities, together with approximately $3.0 million of our existing cash, to purchase P&M and to refinance our existing debt of approximately $44.0 million. We also issued 604,504 shares of our common stock to retire approximately $2.7 million of our seller notes to several members of our senior management team whose businesses we had previously acquired.

In connection with the senior subordinated notes, we issued the holders warrants to purchase approximately 670,000 shares of our common stock at an exercise price of $4.44 per share. The warrants expire ten years from the date of closing. At the same time, we retired warrants for 130,835 shares of our common stock issued in March 1999, in connection with our prior subordinated debt of $13.0 million, which we repaid as part of this refinancing.

In 1998, we had borrowed $26.0 million under our prior $27.0 million long-term credit facility with a bank to provide the $26.4 million of cash needed for the initial payments in the acquisition of KK&A, KCI and SEA. We renegotiated this credit facility in March 1999, and repaid it on February 4, 2000. In March 1999, we issued $13.0 million of subordinated debentures, that we also repaid on February 4, 2000.

In connection with the acquisition of businesses in 1997 and 1998, we issued seller notes that totaled $10.8 million at December 31, 1999. We repaid $8.1 million of these notes in the refinancing on February 4, 2000, and exchanged approximately $2.7 million for our common stock as noted in Note 6 of Notes to Consolidated Financial Statements.

During the six months ended June 30, 2000, we spent $1.7 million for additions to property and equipment. This amount included expenditures for internal information systems that allow us to better manage our expanding operations. At June 30, 2000, we had no material commitments for the acquisition of property and equipment other than in March 2000, we entered into a lease agreement for a new office in New York City, which we expect to occupy before the end of the third quarter 2000, for which we estimate that we will spend about $2.2 million for leasehold improvements, furniture and fixtures. As our present Credit Facilities contain an annual limitation of capital expenditures, which for 2000 is $3.1 million, we will exceed the limitation and intend to request a waiver from our debt-holders. We anticipate that the debt-holders will agree to our waiver request.

We believe that cash generated from our operations will allow us to meet our obligations that mature in 2000 and thereafter, and also provide us the necessary cash resources we will need in the near term to fund our expanding operations. We will also explore appropriate opportunities to raise equity capital to repay such obligations in whole or part prior to maturity.

Year 2000 Compliance

During 1999, we implemented a four-stage process to assure Year 2000 compliance of all hardware, software and ancillary equipment that are date dependent. We completed all four phases and believe that the Year 2000 issue did not and will not cause us any significant operational problems. In addition, we contacted our important suppliers and customers and received positive statements of compliance from all significant third parties. To date, we are not aware of any Year 2000 non-compliance by our customers or suppliers that would have a material impact on our business. We are not aware of any other material Year 2000 non-compliance that would require repair or replacement or that could have a material effect on our financial position. We cannot assure you, however, that we will not face unanticipated Year 2000 non-compliance problems. If we do, we may have to spend material amounts and could face material disruptions to our business. We have developed a strategy to address these potential consequences and contingency plans to deal with any disruptions.

Forward-Looking Statements

Some of the statements under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this Quarterly Report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results and do not intend to do so. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to (1) the loss of any key employees because the Company's business involves the delivery of professional services and is labor-intensive;
(2) the loss of key officers of the Company, without 90 day replacement, which would constitute an event of default under the Company's Senior and Subordinated Credit Facilities; (3) the availability and terms of additional capital or debt financing to fund future acquisitions and for working capital purposes; (4) significant competition for business opportunities and acquisition candidates;
(5) technological changes affecting our Litigation Consulting division; (6) the risks of professional liability; (7) any factor that diminishes our professional reputation; (8) fluctuations of revenue and operating income between quarters or termination of client engagements; (9) the successful management of the growth of our business; (10) the integration of P&M and of future acquisitions; and
(11) risks associated with quantitative and qualitative market risks such as fluctuations in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. We are exposed to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposures to these risks through our regular operating and financing activities, including the use of derivative financial instruments.

At June 30, 2000, $60.0 million of our long-term debt bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. To mitigate our exposure, management has utilized three year interest rate swap and cap agreements initially covering $41.0 million of this long-term debt. In the event of adverse changes in interest rates, management may take actions to further mitigate our exposure.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not presently a party to any material litigation.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 23, 2000. At the Annual Meeting, the stockholders elected James A. Flick, Jr. and Peter F. O'Malley as directors for a term of three years. The stockholders voted as follows:

                                       Number of Votes
                                       ---------------
                                  For             Authority Withheld
                                  ---             ------------------
James A. Flick, Jr.            3,280,849                   0
Peter F. O'Malley              3,280,849                   0

In addition, the terms of the following directors continued after the Annual
Meeting: Jack B. Dunn, IV, Stewart J. Kahn, Scott S. Binder, Dennis J. Shaughnessy and George P. Stamas.

At the Annual Meeting, the stockholders also ratified the selection of Ernst & Young LLP as independent accountants for the Company for the year ended December 31, 2000. The stockholders voted as follows:

          For       Against       Abstain         Broker Non-Vote
          ---       -------       -------         ---------------
       3,283,081     5,669          400                 0

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27. Financial Data Schedule for six months ended June 30, 2000

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

                              FTI CONSULTING, INC.

Date: August 3, 2000          By /s/ Theodore I. Pincus
                              -------------------------
                              THEODORE I. PINCUS
                              Executive Vice President, Chief Financial Officer
                              (principal financial and accounting officer) and
                              Secretary