Form 10-Q
period 2000-09-30
FTI CONSULTING INC
filed 2000-11-13
CIK 887936

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                       Commission file number: 001-14875

                             FTI CONSULTING, INC.
    -----------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                 Maryland                          52-1261113
     --------------------------------   ------------------------------------
     (State or Other Jurisdiction of     (IRS Employer Identification No.)
      Incorporation or Organization)

      2021 Research Drive, Annapolis, Maryland            21401
     -----------------------------------------------------------------
      (Address of Principal Executive Offices)          (Zip Code)

                                 410-224-8770
             ----------------------------------------------------
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
Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                Outstanding at November 10, 2000
--------------------------                    --------------------------------
Common Stock, par value
     $.01 per share                                     10,566,347

                             FTI CONSULTING, INC.
                             --------------------

                                    INDEX

                                                                                      Page
                                                                                      ----
PART I         FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheets - December 31, 1999 and
                  September 30, 2000                                                    3

                 Consolidated Statements of Income - Three months ended
                  September 30, 1999, three months ended September 30, 2000
                  and Pro Forma Consolidated Statement of Income - Three
                  months ended September 30, 1999                                       5

                 Consolidated Statements of Income - Nine months ended
                  September 30, 1999, nine months ended September 30, 2000              6

                 Pro Forma Consolidated Statements of Income -
                  Nine months ended September 30, 1999,
                  nine months ended September 30, 2000                                  7

                 Consolidated Statements of Cash Flows - Nine months
                  ended September 30, 1999, nine months ended September 30, 2000        8

                 Notes to Unaudited Consolidated Financial Statements
                  September 30, 2000                                                    9

Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition                           19

Item 3.        Quantitative and Qualitative Disclosures About Market Risk              24

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                       24

Item 2.        Changes in Securities                                                   24

Item 3.        Defaults Upon Senior Securities                                         24

Item 4.        Submission of Matters to a Vote of Security Holders                     24

Item 5.        Other Information                                                       24

Item 6.        Exhibits and Reports on Form 8-K                                        24


SIGNATURES                                                                             25

Part I.  Financial Information

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                                        December 31,         September 30,
                                                                            1999                 2000
                                                                   -----------------------------------------
                                                                         (audited)           (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                 $  5,046             $  6,967
 Accounts receivable, less allowance of $1,065 in 1999 and $1,207
  in 2000                                                                    14,458               25,149

 Unbilled receivables, less allowance of $1,160 in 1999 and $926
  in 2000                                                                     9,222               13,614

 Income taxes recoverable                                                        64                  775
 Deferred income taxes                                                          641                  641
 Prepaid expenses and other current assets                                    1,461                1,240
                                                                   -------------------------------------
Total current assets                                                         30,892               48,386

Property and equipment:
 Furniture, equipment and software                                           17,205               18,804
 Leasehold improvements                                                       1,955                3,652
                                                                   -------------------------------------
                                                                             19,160               22,456

Accumulated depreciation and amortization                                   (10,781)             (11,682)
                                                                   -------------------------------------
                                                                              8,379               10,774

Goodwill, net of accumulated amortization of $3,473 in 1999 and
 $6,955 in 2000                                                              43,658               92,489

Other assets                                                                  1,363                3,929
                                                                   -------------------------------------
Total assets                                                               $ 84,292             $155,578
                                                                   =====================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                                        December 31,        September 30,
                                                                           1999                 2000
                                                                   ----------------------------------------
                                                                         (audited)          (unaudited)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                     $ 3,240             $  2,720
 Accrued compensation expense                                                5,373                8,938
 Deferred income taxes                                                         471                  471
 Current portion of long-term debt                                           1,718                4,750
 Advances from clients                                                         435                6,626
 Other current liabilities                                                     422                2,499
                                                                   ------------------------------------
Total current liabilities                                                   11,659               26,004

Long-term debt, less current portion                                        41,009               81,070
Other long-term liabilities                                                    411                  163
Deferred income taxes                                                          961                  961

Commitments and contingent liabilities                                           -                    -

Stockholders' equity:
 Preferred stock, $.01 par value; 4,000,000 shares authorized,
  none outstanding                                                               -                    -

 Common stock, $.01 par value; 16,000,000 shares authorized;
  4,913,905 and 6,541,347 shares issued and outstanding in 1999
  and 2000, respectively                                                        49                   65
 Additional paid-in capital                                                 18,197               30,883
 Retained earnings                                                          12,006               16,432
                                                                   ------------------------------------
Total stockholders' equity                                                  30,252               47,380
                                                                   ------------------------------------
Total liabilities and stockholders' equity                                 $84,292             $155,578
                                                                   ====================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Statements of Income
               (in thousands of dollars, except per share data)


                                                             Three months ended September 30,
                                                     Actual              Pro Forma           Actual
                                                      1999                  1999              2000
                                               ------------------------------------------------------
                                                                         (unaudited)
Revenues                                            $20,855                $26,164           $33,395

Direct cost of revenues                              11,012                 12,782            17,132
Selling, general and administrative
 expenses                                             7,114                  7,471             9,265
Amortization of goodwill                                570                  1,229             1,233
                                               ------------------------------------------------------
Total costs and expenses                             18,696                 21,482            27,630
                                               ------------------------------------------------------

Income from operations                                2,159                  4,682             5,765

Other income (expense):
 Interest and other income                              110                    110                83
 Interest expense                                    (1,099)                (3,069)           (3,226)
                                               ------------------------------------------------------
                                                       (989)                (2,959)           (3,143)
                                               ------------------------------------------------------
Income before income taxes                            1,170                  1,723             2,622

Income taxes                                            515                    744             1,154
                                               ------------------------------------------------------
Net income                                          $   655                $   979           $ 1,468
                                               ======================================================


Net income per common share, basic                  $  0.13                $  0.15           $  0.22
                                               ======================================================

Net income per common share, diluted                $  0.13                $  0.15           $  0.19
                                               ======================================================



See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Statements of Income
               (in thousands of dollars, except per share data)


                                                                     Nine months ended September 30,
                                                                      1999                    2000
                                                                    ---------------------------------
                                                                              (unaudited)
Revenues                                                             $62,127                 $98,993

Direct cost of revenues                                               32,362                  49,942
Selling, general and administrative expenses                          21,559                  27,476
Amortization of goodwill                                               1,709                   3,482
                                                                    ---------------------------------
Total costs and expenses                                              55,630                  80,900
                                                                    ---------------------------------

Income from operations                                                 6,497                  18,093

Other income (expense):
  Interest and other income                                              253                     175
  Interest expense                                                    (3,061)                 (8,812)
                                                                    ---------------------------------
                                                                      (2,808)                 (8,637)
                                                                    ---------------------------------
Income before income taxes and extraordinary item                      3,689                   9,456

Income taxes                                                           1,704                   4,161
                                                                    ---------------------------------

Income before extraordinary item                                       1,985                   5,295

Extraordinary loss on early extinguishment of debt,
   net of income taxes of  $660                                            -                     869
                                                                    ---------------------------------
Net income                                                           $ 1,985                 $ 4,426
                                                                    =================================

Income before extraordinary item per common share, basic             $  0.41                 $  0.84
                                                                    =================================

Net income per common share, basic                                   $  0.41                 $  0.71
                                                                    =================================

Income before extraordinary item per common share, diluted           $  0.40                 $  0.73
                                                                    =================================

Net income per common share, diluted                                 $  0.40                 $  0.61
                                                                    =================================



See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

                  Pro Forma Consolidated Statements of Income
               (in thousands of dollars, except per share data)


                                                                                 Pro Forma
                                                                      Nine months ended September 30,
                                                                        1999                     2000
                                                                    ------------------------------------
                                                                                (unaudited)
Revenues                                                                $78,439                $101,432

Direct cost of revenues                                                  37,550                  50,892
Selling, general and administrative expenses                             22,684                  27,583
Amortization of goodwill                                                  3,687                   3,699
                                                                    ------------------------------------
Total costs and expenses                                                 63,921                  82,174
                                                                    ------------------------------------

Income from operations                                                   14,518                  19,258

Other income (expense):
  Interest and other income                                                 253                     175
  Interest expense                                                       (9,210)                 (9,392)
                                                                    ------------------------------------
                                                                         (8,957)                 (9,217)
                                                                    ------------------------------------
Income before income taxes and extraordinary item                         5,561                  10,041

Income taxes                                                              2,385                   4,418
                                                                    ------------------------------------

Income before extraordinary item                                          3,176                   5,623

Extraordinary loss on early extinguishment of debt,
  net of income taxes of $660                                                 -                     869
                                                                    ------------------------------------
Net income                                                              $ 3,176                $  4,754
                                                                    ====================================

Income before extraordinary item per common share, basic                $  0.51                $   0.87
                                                                    ====================================

Net income per common share, basic                                      $  0.51                $   0.74
                                                                    ====================================

Income before extraordinary item per common share, diluted              $  0.50                $   0.76
                                                                    ====================================

Net income per common share, diluted                                    $  0.50                $   0.64
                                                                    ====================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                           (in thousands of dollars)

                                                                                    Nine months ended September 30,
                                                                                       1999                  2000
                                                                                  -----------------------------------
                                                                                              (unaudited)
Operating activities
Net income                                                                           $  1,985              $  4,426
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Extraordinary loss on early extinguishment
    of debt, before income taxes                                                            -                 1,529
  Amortization of goodwill                                                              1,709                 3,482
  Depreciation and other amortization                                                   1,773                 2,012
  Provision for doubtful accounts                                                         782                   (91)
  Deferred income taxes                                                                  (132)                    -
  Loss (gain) on disposal of assets                                                        (7)                  (41)
  Non-cash interest expense                                                                 -                 1,818
  Changes in operating assets and liabilities:
   Accounts receivable                                                                   (160)               (5,637)
   Unbilled receivables                                                                (2,528)               (3,773)
   Prepaid expenses and other current assets                                             (459)                  227
   Accounts payable and accrued expenses                                               (1,059)               (1,443)
   Accrued compensation expense                                                         1,465                 3,008
   Income taxes recoverable/payable                                                       513                  (711)
   Advances from clients                                                                  (86)                3,948
   Other current liabilities                                                              947                 2,000
                                                                                  -----------------------------------
Net cash provided by operating activities                                               4,743                10,754

Investing activities
Purchase of property and equipment                                                     (1,574)               (4,257)
Proceeds from sale of property and equipment                                              206                    47
Contingent payments to former owners of subsidiaries                                     (624)                 (185)
Costs associated with acquisition of subsidiaries                                         (67)                    -
Acquisition of P&M, including acquisition costs                                             -               (49,404)
Change in other assets                                                                    (19)                  (19)
                                                                                  -----------------------------------
Net cash used in investing activities                                                  (2,078)              (53,818)

Financing activities
Issuance of common shares                                                                 377                 1,082
Payments of long-term debt                                                            (15,663)              (40,820)
Retirement of detachable stock warrants                                                     -                  (277)
Payment of financing fees                                                              (1,038)               (3,950)
Proceeds from senior credit facility, net                                                   -                58,875
Proceeds from subordinated notes payable and detachable stock warrants                 13,000                30,358
Payments of other long-term liabilities                                                  (111)                 (283)
                                                                                  -----------------------------------
Net cash provided by (used in) financing activities                                    (3,435)               44,985
                                                                                  -----------------------------------

Net increase (decrease) in cash and cash equivalents                                     (770)                1,921
Cash and cash equivalents at beginning of period                                        3,223                 5,046
                                                                                  -----------------------------------
Cash and cash equivalents at end of period                                           $  2,453              $  6,967
                                                                                  ===================================


See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2000
                (in thousands of dollars, except per share data)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The accompanying Pro Forma Consolidated Statements of Income for the three months ended September 30, 1999, and nine months ended September 30, 2000 and 1999, are presented to give effect to the January 31, 2000 acquisition of Policano & Manzo, L.L.C. and related financing assuming the transactions occurred on January 1, 1999 (see Notes 5 and 6). These Pro Forma Financial Statements should be read in conjunction with the Company's current report on Form 8-K, filed on April 6, 2000. This Form 8-K more fully describes the assumptions used in preparing the pro forma financial information. The Pro Forma Consolidated Statements of Income are not necessarily indicative of the operating results that would have been achieved had the transactions actually occurred on January 1, 1999, nor are they necessarily indicative of future operations.


Effect of Pending Adoption of an Accounting Pronouncement

In December 1999, the SEC staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 explains how the SEC believes existing rules for revenue recognition should be applied to transactions not specifically addressed by existing rules. In October 2000, the SEC staff issued a Frequently Asked Questions document ("FAQ") on SAB 101 to assist with implementation questions. The Company will be required to adopt SAB 101 in the fourth quarter of 2000, and based upon a preliminary review of the SAB and the FAQ, management believes that the adoption of SAB 101 will not have an effect on the Company's reported operating results.

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                         September 30, 2000 (continued)
                (in thousands of dollars, except per share data)


Effect of Pending Adoption of an Accounting Pronouncement (continued)

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement, which the Company will be required to adopt in January 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company currently conducts hedging activities to protect itself against market risk from changes in interest rates. This Statement will require the Company to recognize its derivatives on the balance sheet at fair value. Additionally, changes in the fair value of these derivatives will be recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based on the Company's derivative position at September 30, 2000, the Company estimates that upon adoption it will report a gain from the cumulative effect of adoption and an increase in other comprehensive income of approximately $340,000. See
Note 6 -- Debt for the details surrounding the Company's interest rate swaps and cap transactions.

2. Stockholders' Equity


                                                                     Additional
                                                         Common        Paid-in      Retained
                                                          Stock        Capital      Earnings       Total
                                                     -----------------------------------------------------
Balance at January 1, 2000                                     $49       $18,197       $12,006     $30,252

Issuance of warrants to purchase 670,404 shares of
 common stock in connection with debt refinancing                          3,714                     3,714
Retirement of 130,835 warrants to purchase common
   stock in connection with early retirement of debt                        (277)                     (277)
Issuance of 604,504 shares of common stock in
   exchange for debt to sellers of acquired                      6         2,677                     2,683
    businesses
Issuance of 815,000 shares of common stock
   for the acquisition of Policano & Manzo, L.L.C.               8         5,493                     5,501
Issuance of 118,271 shares of common stock under
   Employee Stock Purchase Plan                                  1           514                       515
Issuance of 20,000 shares of restricted common stock             -           159                       159
Exercise of options and warrants to purchase 69,667              1           406                       407
   shares of common stock
Net income for nine months ended September 30, 2000                                      4,426       4,426
                                                     -----------------------------------------------------
Balance at September 30, 2000                                  $65       $30,883       $16,432     $47,380
                                                     =====================================================

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                         September 30, 2000 (continued)
                (in thousands of dollars, except per share data)


3. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:


                                                          Three months ended September 30,
                                                          Actual      Pro Forma      Actual
                                                           1999          1999         2000
                                                      ---------------------------------------
Numerator used in basic and diluted earnings per
 common share:
Net income                                                   $  655        $  979      $1,468
                                                      =======================================

Denominator:
Denominator for basic earnings per common share -
 weighted average shares                                      4,914         6,333       6,536


Effect of dilutive securities:
 Warrants                                                       213           142         633
 Employee stock options                                          92            92         567
                                                      ---------------------------------------
                                                                305           234       1,200
                                                      ---------------------------------------
Denominator for diluted earnings per common share -
 weighted average shares and effect of dilutive
 securities                                                   5,219         6,567       7,736
                                                       =======================================

Net income per common share, basic                           $ 0.13        $ 0.15      $ 0.22
                                                      =======================================

Net income per common share, diluted                         $ 0.13        $ 0.15      $ 0.19
                                                      =======================================

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                        September 30, 2000 (continued)
                (in thousands of dollars, except per share data)


3. Earnings Per Share (continued)

                                                        Actual                     Pro Forma
                                                  Nine months ended            Nine months ended
                                                     September 30,                September 30,
                                                   1999          2000           1999          2000
                                          --------------------------------------------------------
Numerator used in basic and diluted
 earnings per common share:
Income before extraordinary item                 $1,985        $5,295         $3,176        $5,623
Extraordinary item, net of taxes                      -           869              -           869
                                          --------------------------------------------------------
Net income                                       $1,985        $4,426         $3,176        $4,754
                                          ========================================================

Denominator:
Denominator for basic earnings per common
 share - weighted average shares                  4,858         6,272          6,277         6,448


Effect of dilutive securities:
 Warrants                                            95           526             52           570
 Employee stock options                              33           404             33           420
                                          --------------------------------------------------------
                                                    128           930             85           990
                                          --------------------------------------------------------
Denominator for diluted earnings per
 common share - weighted average shares
 and effect of dilutive securities                4,986         7,202          6,362         7,438
                                          ========================================================

Income before extraordinary item per
 common share, basic                             $ 0.41        $ 0.84         $ 0.51        $ 0.87

Extraordinary loss per common share, basic            -         (0.13)             -         (0.13)
                                          --------------------------------------------------------
Net income per common share, basic               $ 0.41        $ 0.71         $ 0.51        $ 0.74
                                          ========================================================

Income before extraordinary item per
 common share, diluted                           $ 0.40        $ 0.73         $ 0.50        $ 0.76
Extraordinary loss per common share,
 diluted                                              -         (0.12)             -         (0.12)
                                          --------------------------------------------------------

Net income per common share, diluted             $ 0.40        $ 0.61         $ 0.50        $ 0.64
                                          ========================================================

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                        September 30, 2000 (continued)
               (in thousands of dollars, except per share data)

4.   Income Taxes

The income tax provisions for interim periods in 2000 and 1999 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $4,161 for the nine month period ended September 30, 2000 consists of federal and state income taxes. The effective income tax rate in 2000 is expected to be approximately 44%. This rate is higher than the statutory federal income tax rate of 34%, due principally to state and local taxes and the effects of nondeductible goodwill recorded in certain acquisitions.

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

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                        September 30, 2000 (continued)
               (in thousands of dollars, except per share data)

6.   Debt

In connection with the acquisition of P&M, the Company entered into a $68.5 million senior credit facility to provide the cash needed to consummate the acquisition, partially refinance existing long-term debt arrangements and to provide working capital for expansion. The senior credit facility consists of
(i) a $61.0 million amortizing term loan maturing through January 31, 2006, that initially bears interest at LIBOR plus specified margins ranging from 3.25% to 3.75%, and (ii) a $7.5 million revolving credit facility, initially bearing interest at prime plus 1.75%. The interest rates on these borrowings will decline if the Company's leverage ratios improve.

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

See Note 8 - Subsequent Events for a description of the partial retirement of the $30.0 million senior subordinated debt, in connection with an equity offering of 4,025,000 shares of common stock of the Company in October and November 2000.

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                        September 30, 2000 (continued)
               (in thousands of dollars, except per share data)

6.   Debt (continued)

Debt consists of the following:

                                                                           December 31,       September 30,
                                                                               1999                2000
                                                                           --------------------------------
Amounts due under the $61.0 million amortizing term loans                  $          -       $      58,875

Amounts due under $30.0 million subordinated notes (net of discount
of $3.4 million and PIK interest of $358,000)                                         -              26,945

Amounts due under a $27.0 million long-term credit facility (net of discount of $36,000 in 1999), bearing interest at LIBOR plus
variable percentages                                                             19,964                   -

Notes payable to former shareholders of acquired businesses (net of
discount of $169,000)                                                            10,611                   -

Subordinated debentures (net of discount of $848,000) bearing
interest at 9.25%                                                                12,152                   -
                                                                            -------------------------------
Total debt                                                                       42,727              85,820
Less current portion                                                             (1,718)             (4,750)
                                                                           --------------------------------
Total long-term debt                                                       $     41,009       $      81,070
                                                                           ================================

The aggregate maturities of long-term debt outstanding at September 30, 2000, prior to amortization of debt discount are as follows:

October 1 through
December 31, 2000    $ 1,063
December 31, 2001      5,750
December 31, 2002      7,750
December 31, 2003     11,250
December 31, 2004     14,500
December 31, 2005     14,875
Thereafter            33,687
                     -------
                     $88,875
                     =======

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                        September 30, 2000 (continued)
               (in thousands of dollars, except per share data)

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

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                        September 30, 2000 (continued)
               (in thousands of dollars, except per share data)


7.   Segment Reporting  (continued)

                                        Three months ended September 30, 1999
                                -------------------------------------------------------
                                Financial       Applied        Litigation
                                Consulting      Sciences       Consulting       Total
---------------------------------------------------------------------------------------
Revenues                         $   4,355      $  9,547       $    6,953       $20,855
Operating expenses                   3,508         7,746            5,186        16,440
                                 ---------      --------       ----------       -------
Segment profit                   $     847      $  1,801       $    1,767       $ 4,415
                                 =========      ========       ==========       =======

                                        Three months ended September 30, 2000
                                -------------------------------------------------------
                                Financial       Applied        Litigation
                                Consulting      Sciences       Consulting       Total
---------------------------------------------------------------------------------------
Revenues                         $  17,063      $  9,786       $    6,546       $33,395
Operating expenses                  10,385         7,838            5,517        23,740
                                 ---------      --------       ----------       -------
Segment profit                   $   6,678      $  1,948       $    1,029       $ 9,655
                                 =========      ========       ==========       =======

A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                         Three months ended September 30,
                                            1999                   2000
-------------------------------------------------------------------------
Operating Profit:
 Total segment profit                    $   4,415              $   9,655
 Corporate general and administrative
  expenses                                  (1,081)                (1,925)

 Depreciation and amortization              (1,175)                (1,965)
 Interest and other expense                   (989)                (3,143)
                                         ---------              ---------

 Income before income taxes              $   1,170              $   2,622
                                         =========              =========

The following table sets forth information on the Company's reportable segments for the nine months ended September 30, 1999 and nine months ended September 30, 2000:

                                         Nine months ended September 30, 1999
                                -------------------------------------------------------
                                Financial       Applied        Litigation
                                Consulting      Sciences       Consulting       Total
---------------------------------------------------------------------------------------
Revenues                         $  14,259      $ 27,316       $   20,552       $62,127
Operating expenses                  10,755        22,644           14,889        48,288
                                 ---------      --------       ----------       -------
Segment profit                   $   3,504      $  4,672       $    5,663       $13,839
                                 =========      ========       ==========       =======

                                         Nine months ended September 30, 2000
                                -------------------------------------------------------
                                Financial       Applied        Litigation
                                Consulting      Sciences       Consulting       Total
---------------------------------------------------------------------------------------
Revenues                         $  45,913      $ 29,454       $   23,626       $98,993
Operating expenses                  27,250        23,901           18,224        69,375
                                 ---------      --------       ----------       -------
Segment profit                   $  18,663      $  5,553       $    5,402       $29,618
                                 =========      ========       ==========       =======

A reconciliation of segment profit for all segments to income before income taxes and extraordinary item is as follows:

                                         Nine months ended September 30,
                                             1999              2000
------------------------------------------------------------------------
Operating Profit:
 Total segment profit                     $   13,839          $   29,618
 Corporate general and administrative
  expenses                                    (3,860)             (6,031)

 Depreciation and amortization                (3,481)             (5,494)
 Interest and other expense                   (2,809)             (8,637)
                                          ----------          ----------
 Income before income taxes and
  extraordinary item                      $    3,689          $    9,456
                                          ==========          ==========

Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States. Additionally, the Company does not have a single customer which represents ten percent or more of its consolidated revenues.

8.   Subsequent Event

In October and November 2000, the Company completed an equity offering of 4,025,000 shares of common stock, which resulted in net proceeds of $24 million, after deducting underwriting discounts, commissions and offering expenses. The proceeds from this offering plus other financial resources of the Company were used to retire approximately $28.5 million of the principal on the senior subordinated debt, plus accrued interest and a prepayment penalty. As a result of retiring a portion of the senior subordinated debt, the Company incurred an extraordinary loss of $3 million, net of related income taxes, for the prepayment penalty, waivers and the write-off of unamortized deferred financing costs and debt discount.

                             FTI Consulting, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

FTI is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support, and engineering and scientific investigation. Our Financial Consulting division, which accounted for 46% of our revenues for the nine-months ended September 30, 2000, offers a range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. Our Litigation Consulting division, which accounted for 24% of our revenues for the nine months ended September 30, 2000, provides advice and services in connection with all phases of the litigation process. Our Applied Sciences division, which accounted for 30% of our revenues for the nine months ended September 30, 2000, offers forensic engineering and scientific investigation services, accident reconstruction, fire investigation and expert testimony regarding intellectual property rights.

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

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing and corporate overhead expenses. For the nine months ended September 30, 2000, selling, general and administrative expenses accounted for about 27.8% of our revenues. Our corporate overhead costs, excluding depreciation and amortization, which are included in selling, general and administrative expenses, represented about 6.1% of revenues for the nine months ended September 30, 2000.

We are organized into three distinct operating segments that contribute to the overall performance of our company. As such, we evaluate segment performance and allocate resources based on the operating income before depreciation and amortization, corporate general and administrative expenses, interest and income taxes for each division. For the nine months ended September 30, 2000, our Financial Consulting division accounted for 63.0% of this operating income, our Litigation Consulting division accounted for 18.2% and our Applied Sciences division accounted for 18.8%.

On September 30, 2000, we had about $92.5 million of unamortized goodwill, which we are amortizing over periods from 15 to 25 years. Annual goodwill amortization, including goodwill associated with the acquisition of P&M, is approximately $5.1 million. Approximately $14.7 million of this goodwill is not deductible for tax purposes. Consequently, we estimate that our effective tax rate for 2000 will be about 42% before amortization of goodwill and 44% after amortization of goodwill.

Recent Acquisitions

Since September 1997, we made nine major acquisitions, all of which were accounted for as purchases.

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

In September 1997, we acquired L.W.G., Inc. ("LWG") and Bodaken & Associates. LWG broadened our offerings to the insurance market by adding capabilities in claims management consulting and restoration services. Bodaken enhanced our jury and trial consulting capabilities, particularly in the western region of the U.S.

Results of Operations

Three Months Ended September 30, 2000 and September 30, 1999

Revenues. Total revenues for the three months ended September 30, 2000, increased 59.8% to $33.4 million compared to $20.9 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, revenues in our Financial Consulting division grew by $12.7 million, or 288.6%, to $17.1 million, compared to the third quarter of 1999. Our acquisition of P&M, as of January 31, 2000, accounted for $7.8 million of this growth, with $4.9 million generated by internal growth. Litigation Consulting division revenues decreased 5.7% from $7.0 million in the third quarter of 1999 to $6.6 million in the third quarter of 2000. The Applied Sciences division had 3.2% growth to $9.8 million in revenues in the three months ended September 30, 2000, compared to $9.5 million in the third quarter of 1999.

Direct Cost of Revenues. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues improved to 51.3% of total revenues for the three months ended September 30, 2000, compared to 52.8% of total revenues for the three months ended September 30, 1999. We attribute this improvement primarily to the acquisition of P&M and productivity increases in the Applied Sciences and Financial Consulting divisions that exceeded a productivity decrease in the Litigation Consulting division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and benefits paid to our office and corporate staff, as well as rent, marketing and corporate overhead expenses. These expenses were 27.7% of total revenues for the three months ended September 30, 2000, compared to 34.1% for the three months ended September 30, 1999. This improvement resulted primarily from the fact that P&M's selling, general and administrative expenses are a lower percentage of revenues and our significant revenue increases that exceeded the rate of increase of our selling, general and administrative expenses.

Amortization of Goodwill. Amortization of goodwill increased from $570,000 in the third quarter of 1999 to $1.2 million in the third quarter of 2000 as a result of our acquisition of P&M as of January 31, 2000.

Interest Expense, net. Net interest expense increased to $3.1 million for the three months ended September 30, 2000, from $1.0 million for the three months ended September 30, 1999. Interest expense consisted primarily of net interest expense associated with the purchased businesses referred to above, including P&M, and the refinancing of our debt on February 4, 2000. We discuss this refinancing below in "Liquidity and Capital Resources."

Income Taxes. Our effective income tax rates remained at 44.0% in the third quarters of 2000 and 1999.

Nine Months ended September 30, 2000 and September 30, 1999

Revenues. Total revenues for the nine months ended September 30, 2000 increased 59.4% to $99.0 million compared to $62.1 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, revenues in our Financial Consulting division grew by $31.6 million, or 221.0%, to $45.9 million, compared to the first nine months of 1999. Our acquisition of P&M as of January 31, 2000 accounted for $21.1 million of this growth, with $10.5 million generated by internal growth. Litigation Consulting division revenues increased 14.6% from $20.6 million in the first nine months of 1999 to $23.6 million in the first nine months of 2000. The Applied Sciences division increased 8.1% to $29.5 million in revenues in the nine months ended September 30, 2000, compared to $27.3 million in the first nine months of 1999.

Direct Cost of Revenues. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues improved to 50.5% of total revenues for the nine months ended September 30, 2000, compared to 52.1% of total revenues for the nine months ended September 30, 1999. We attribute this improvement primarily to the acquisition of P&M and productivity increases in the Applied Sciences and Financial Consulting divisions that exceeded a productivity decrease in the Litigation Consulting division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and benefits paid to our office and corporate staff, as well as rent, marketing and corporate overhead expenses. These expenses were 27.8% of total revenues for the nine months ended September 30, 2000, compared to 34.7% for the nine months ended September 30, 1999. This improvement resulted primarily from the fact that P&M's selling, general and administrative expenses are a lower percentage of revenues and our significant revenue increases that exceeded the rate of increase of our selling, general and administrative expenses.

Amortization of Goodwill. Amortization of goodwill increased from $1.7 million in the first nine months of 1999 to $3.5 million in the first nine months of 2000 as a result of our acquisition of P&M as of January 31, 2000.

Interest Expense, net. Net interest expense increased to $8.6 million for the nine months ended September 30, 2000, from $3.0 million for the nine months ended September 30, 1999. Interest expense consisted primarily of net interest expense associated with the purchased businesses referred to above, including P&M, and the refinancing of our debt on February 4, 2000. We discuss this refinancing below in "Liquidity and Capital Resources."

Income Taxes. In the first nine months of 2000, our effective income tax rate decreased to 44.0% from 46.2% in the first nine months of 1999. This decrease was primarily the result of the proportionately lower non-deductible goodwill amortization resulting from our acquisitions in 1997 and 1998.

Extraordinary Item, net of taxes. As a result of the write-off of unamortized debt discount and deferred financing costs associated with the debt that we refinanced on February 4, 2000, we had an $869,000 loss on early extinguishment of debt, net of taxes in the first nine months of 2000.

Future Assessment of Recoverability and Impairment of Goodwill

In connection with our various acquisitions, including P&M, we recorded goodwill, which we are amortizing on a straight-line basis over periods of 15 to 25 years. These are the periods during which we estimate we will benefit from this goodwill. At September 30, 2000, unamortized goodwill was $92.5 million, or 59.4% of our total assets and 195.1% of our stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. We have determined the period for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability, growth trends of the acquired companies and the relative lengths of time these companies have been in existence.

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

Liquidity and Capital Resources

In the first nine months of 2000, we generated $10.8 million of cash flow in our operations, compared to $4.7 million in the first nine months of 1999. This greater generation of cash was attributable to the significant increase in net income excluding non-cash charges for depreciation and amortization and the extraordinary item of $1.5 million before taxes, reduced by increases in net working capital balances, including the working capital needs of P&M. We anticipate that our cash flow from operations for the rest of 2000 will increase over 1999 in part by an increase in net income before non-cash charges.

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

During the nine months ended September 30, 2000, we spent $4.3 million for additions to property and equipment. This amount included expenditures for internal information systems that allow us to better manage our expanding operations, software developed to provide service to our clients, and about $2.2 million for leasehold improvements, furniture and fixtures for a new office in New York City, which we occupied in late September 2000.

We believe that cash generated from our operations will allow us to meet our obligations that mature in 2000 and thereafter, and also provide us the necessary cash resources we will need in the near term to fund our expanding operations.

In addition, in October 2000, we completed an equity offering of 3.5 million shares of common stock, which resulted in net proceeds of $20.8 million, after deducting underwriting discounts, commissions and offering expenses. The proceeds of this offering plus other financial resources of the company were used to retire approximately $25.3 million of the principal on our senior subordinated notes, plus accrued interest and a prepayment penalty. As a result of retiring a portion of the senior subordinated debt, the company incurred an extraordinary loss of approximately $3 million, net of related income taxes, for the prepayment penalty, waivers and the write-off of unamortized deferred financing costs and debt discount.

Further, in November 2000, we issued 525,000 shares of common stock upon the exercise of an over allotment option by the underwriters of our equity offering. The proceeds of this issuance were used to retire $3.2 million of the principal on our senior subordinated notes.

Year 2000 Compliance

During 1999, we completed a four-stage process to assure Year 2000 compliance of all hardware, software and ancillary equipment that were date dependent and believe that the Year 2000 issue did not and will not cause us any significant operational problems. We also contacted our important suppliers and customers and received positive statements of compliance from all significant third parties. To date, we are not aware of any Year 2000 non-compliance by our customers or suppliers that would have a material impact on our business, and we are not aware of any other material Year 2000 non-compliance that would require repair or replacement or that could have a material effect on our financial position.

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

At September 30, 2000, $58.9 million of our long-term debt bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. To mitigate our exposure, management has utilized three year interest rate swap and cap agreements initially covering $41.0 million of this long-term debt. In the event of adverse changes in interest rates, management may take actions to further mitigate our exposure.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently a party to any material litigation.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27. Financial Data Schedule for nine months ended September 30, 2000

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

                              FTI CONSULTING, INC.

Date: November 10, 2000       By /s/Theodore I. Pincus
                                 ---------------------
                              THEODORE I. PINCUS
                              Executive Vice President, Chief Financial Officer
                              (principal financial and accounting officer) and
                              Secretary