Form 10-K
period 2000-12-31
FTI CONSULTING INC
filed 2001-03-29
CIK 887936

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______ to _______

                       Commission file number: 001-14875

                             FTI CONSULTING, INC.
           --------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Maryland                                         52-1261113
--------------------------------             -----------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

      2021 Research Drive, Annapolis, Maryland                     21401
   -------------------------------------------------------------------------
      (Address of Principal Executive Offices)                  (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Registrant's Common Stock outstanding on March 23, 2001 is 10,623,814.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average sales price of the Registrant's Common Stock on March 23, 2001 was $119,885,000*.

* Excludes 633,543 shares deemed to be held by directors, officers and greater than 10% holders of the Common Stock outstanding at March 16, 2001. Exclusion of Common Stock held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by, or under common control with, the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

                             FTI CONSULTING, INC.
                          Annual Report on Form 10-K
                      Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

                                                                                                   Page Reference to
                                                                                                       Form 10-K
                                                                                                       ---------
Part I
------
           Item 1.  Business...................................................................             4
           Item 2.  Properties.................................................................            15
           Item 3.  Legal Proceedings..........................................................            15
           Item 4.  Submission of Matters to a Vote of Security Holders........................            15

Part II
-------
           Item 5.  Market for the Company's Common Equity and
                      Related Shareholder Matters..............................................            16
           Item 6.  Selected Financial Data....................................................            17
           Item 7.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations............................            18
          Item 7A.  Quantitative and Qualitative Disclosures About
                      Market Risk..............................................................            23
           Item 8.  Financial Statements and Supplementary Data................................            24
           Item 9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure......................................            52

Part III
--------
          Item 10.  Directors and Executive Officers of the Company............................            52
          Item 11.  Executive Compensation.....................................................            52
          Item 12.  Security Ownership of Certain Beneficial Owners
                      and Management...........................................................            52
          Item 13.  Certain Relationships and Related Transactions.............................            52

Part IV
-------
          Item 14.  Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K......................................................            53

                               ITEM 1. BUSINESS

Company Overview

We are a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation consulting and engineering and scientific investigation. Modern companies, as well as those who advise and invest in them, face growing challenges on every front. From a proliferation of "bet-the-company" litigation to increasingly complicated relationships with lenders and investors in an ever-changing global economy, U.S. companies are increasingly turning to outside experts and consultants to deal with these complex issues. We are dedicated to helping companies and their advisors, lawyers, lenders and investors meet these challenges by providing a broad array of the highest quality professional services from a single source.

Our clients retain us when confronted with adverse situations such as bankruptcy, litigation, regulatory investigations or proceedings or insurance claims. We believe that they retain us for several reasons, including:

     .    our recognized expertise;
     .    our unique capabilities in several highly specialized areas;
     .    their need for an impartial expert;
     . our disciplined project management approach that allows us to deliver consistently high-quality advice and services, on schedule and on budget; and the trend in business generally to outsource non-core activities, especially in those areas that are complex, unique and incident-driven.

Over the past four years, we have taken several steps to extend our range of services, leverage our reputation for quality and client service and grow our business, including the following:

     . completed four acquisitions that significantly expanded our size, service offerings and geographic scope;

     . expanded into financial consulting services for restructurings and bankruptcy proceedings;

     . recruited more recognized litigation support professionals and added to our visual communications staff; and

     . developed proprietary trial preparation and presentation software and software to facilitate forensic engineering and scientific investigation.

We have organized our business into the following three divisions:

     . Our Financial Consulting division serves both financially distressed companies and financial institutions that are regularly involved in litigation or regulatory, bankruptcy or other proceedings. These companies and institutions typically require extensive, highly specialized, long-term advisory services. For companies and institutions in regulated industries, we provide expert testimony, cost benefit analysis, damage assessment, market competition analysis and business valuations. In bankruptcies, restructurings and other financial distress situations, or alleged irregularities or, in the case of professional firms, malpractice, we provide companies or their creditors with business and strategic plan development and forensic accounting services.

     . Our Litigation Consulting division advises clients in all phases of litigation, including discovery, jury selection, trial preparation and the actual trial. The division also provides visual communications services, such as animation, image enhancement and computer simulation to improve trial presentation.

     . Our Applied Sciences division offers forensic engineering and scientific investigation services. These services include accident reconstruction, fire investigation and product failure analysis. The division also provides quality control services, including assessment of preventive measures relating to product design and evaluations of the causes of product failures.

Policano & Manzo Acquisition

On February 4, 2000, we completed the purchase of all of the membership interests of Policano & Manzo, L.L.C. (P&M) one of the leading financial consulting firms in the United States. P& M specializes in providing financial restructuring, advisory and forensic accounting services to the workout and bankruptcy community. These services are provided on a nationwide basis to financially distressed companies, creditors, investors and other interested parties. We acquired the membership interests from Messrs. Policano and Manzo for total consideration of $54.9 million in cash, shares of our common stock and acquisition related expenses. Messrs. Policano and Manzo continue to serve as executive officers of the acquired business.

Industry Overview

We serve businesses, lenders, investors, insurers and their legal counsel in adverse circumstances such as class action lawsuits, financial restructurings and bankruptcy proceedings and accident investigations. Clients' reputations, financial condition and very existence are sometimes at stake. Consequently, our clients require objective and professional advice from independent experts. Also, many businesses, lenders, investors, insurers and law firms are increasingly outsourcing functions that have become very specialized or require unique knowledge or technology.

Financial Consulting: We have greatly expanded our capabilities and size in financial restructuring and bankruptcy advice since 1998. We believe that the number of financial restructurings and bankruptcies will continue to grow because of intense competition and rapidly changing markets in many industries, the deregulation of various industries and the recent lengthy economic growth during which many companies expanded aggressively. The bankruptcy market is rapidly expanding as more companies seek Chapter 11 protection.

According to Moody's Investor Service, 2000 was one of the worst years ever in terms of corporate defaults, with the highest level of debt ever reported. Moody's reported the global default rate of high-yield, or junk, bonds rose to 6% in 2000 from a 5.1% rate in 1999; they forecast a 9.1% rate for 2001 when as many as 450 U.S. and Canadian companies are expected to default. According to New Generation Research, a research center for information on bankruptcies and turnarounds, 145 publicly traded companies filed for bankruptcy in 1999, compared to 122 publicly traded companies in 1998. In 2000, 176 public companies filed for bankruptcy.

Litigation Consulting and Applied Sciences: Currently, the market for legal services in the United States exceeds $100 billion annually, according to U.S. Bureau of Census statistics. We expect this market to continue to grow as rising litigation costs and the risks of large monetary judgments continue to focus businesses on better managing risks and the litigation process. Increasingly, businesses, financial institutions and law firms are turning to outside litigation service consultants to complement or assist their internal legal staffs in more efficiently and effectively managing the litigation process.

Demand for specialized litigation and forensic engineering services is also being driven by a greater emphasis on loss and injury prevention by insurance companies and manufacturers and significant advances and declining costs in information technology. Manufacturers are increasingly concerned about product safety and analyzing failures to make products safer as a result of the proliferation of mass tort claims and the high costs of product recalls mandated by government agencies. Insurance companies are also partnering with manufacturers for the same reasons. Continuing advances and the declining costs of information technology have resulted in a much greater use of computer simulations and animations for a wider range of disputes, as well as for product testing and employee training. Further, such advances and declining costs have resulted in the cost-effective use of engineering applications beyond high exposure litigation and high value products.

Traditionally, litigation consulting firms focused on discrete stages of the litigation process from inception of a cause of action, through a jury trial to final resolution. Today, clients are seeking outside consulting services throughout the entire process, including the pre-litigation phase.

Business Strategy

We believe that we are the established leader in consulting to companies and their creditors facing adverse circumstances. Our goal is to expand our lead by continuing to anticipate our clients' needs and provide a range of high-quality consulting services to meet those needs. Success in this marketplace depends on reputation, service capacity, in some cases geographic location and to a lesser degree price. The following are the key elements of our business strategy:

 .   Leverage Our Reputation for High Quality Consulting Services. We believe that size and reputation are critical elements in the purchasing decisions of businesses, law firms, financial institutions and insurance companies. We provide services to many Fortune 500 companies and major law firms. We regularly handle many complex, high-profile restructuring and litigation matters. We receive a high level of repeat business from our current clients and have been successful in expanding the range of services we provide to them. We believe we can continue to successfully leverage our reputation, experience and client base to obtain new engagements from both existing and new clients.

 .   Retain and Attract Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. We are committed to retaining our existing professionals and continuing to aggressively recruit additional professionals. We offer our professionals above-average compensation opportunities, competitive benefits and challenging engagements. Existing employees are our greatest recruiting asset and the source of a majority of referrals. We will continue to encourage our employees to refer highly qualified professionals to us and reward them for these referrals.

 .   Capitalize on Our Nationwide Network of Offices. We have established a nationwide network of 33 offices that enables us to leverage our operations in key geographic markets. We believe that we have a competitive advantage because we can provide services to large, geographically diverse corporations and bid for engagements on a nationwide basis. We also believe that our proximity to our clients provides a significant cost advantage by allowing us to balance resources and centralize a number of labor-intensive activities, including graphics support and document management. We intend to continue to expand the range of services provided by each of our offices. Also, our network of offices allows us to attract highly qualified professionals and to acquire highly respected firms that would like the ability to provide services on a nationwide basis.

 .   Expand the Range of Our Services. We will continue to anticipate our clients' growing needs for expert services and expand our services to meet their needs. By expanding the range of our capabilities and integrating them with existing services, we can continue to position ourselves to provide more broad-based services to our clients. In recent years, we have significantly expanded our range of services to include such services as visual communications, forensic engineering, restructuring and bankruptcy consulting and electronic document management.

 .   Continue to Expand the Use of Technology in Litigation Consulting. We will continue to develop and apply new technology to improve the cost-effectiveness of our services and to maintain our competitive edge. For example, we recently developed our eWar Room service, a new technology-based trial service that accelerates lawyers' trial preparation by combining specialized consulting with powerful new software. We are also focusing on taking advantage of the efficiencies of the Internet to improve information exchange and reduce costs throughout the entire litigation process. For example, we have recently introduced our secure extranet service to provide more solutions to the challenges of the increasing complexity of high stakes, multi-district litigation.

 .   Selectively Acquire Companies to Obtain New Professionals and Capabilities.
We will continue to build on our record of successfully identifying, executing and integrating strategic acquisitions. Over the past three years, we have made four acquisitions that have enhanced our position as the leader in consulting to companies facing adverse circumstances. We will continue to selectively pursue strategic acquisitions that offer complementary businesses that we can leverage with our existing client base, offer increased efficiencies by leveraging our network of 33 locations, add new, highly qualified professional staff, and bring new clients to which we can cross sell our existing capabilities.

Financial Consulting

Our Financial Consulting division provides expertise in financial restructurings and workouts, forensic accounting and statistical and economic analysis. As a result of the recent increase in bankruptcy filings and defaults in speculative-grade debt, Financial Consulting has become the fastest growing of our three divisions.

As part of our financial restructuring and workout practice, we provide services to financially distressed companies or to the secured and unsecured creditors of these companies. Our financial restructuring professionals advise companies and creditors in some of the largest, most complex bankruptcy proceedings and out-of-court restructurings in the United States. When advising a corporate client, we work with the company's management to assess the client's financial condition and viability, and then structure and implement a business rehabilitation plan to manage the client's cash flow to at least a break-even point. We also identify any non-essential assets that can be sold to generate cash. Typically, we then assist these corporate clients as they negotiate with their lenders to restructure their debt. In the event an out-of-court workout appears unlikely, we assess the impact of a bankruptcy filing on the client's financial condition and operating performance and seek Debtor-in-Possession financing on the client's behalf. If the client voluntarily files bankruptcy or is involuntarily forced into bankruptcy, we will assist in managing the entire bankruptcy process, including structuring, negotiating with creditors and implementing the plan of reorganization. We also render expert testimony in connection with the bankruptcy proceeding on such issues as business unit valuation and economic loss.

When assisting creditors, we seek to maximize amounts owed to them by the debtor in an out-of-court workout or bankruptcy. In a workout engagement, we evaluate and monitor the quality and value of the collateral and any other assets available to the creditor, analyze the debtor's business plan and underlying cash flow projections and assess the adequacy of the debtor's financial reporting systems. Based on our analysis, we then assess the debtor's viability and develop and evaluate restructuring plans. In the event that an out-of-court workout is not feasible, we assist creditors in deciding whether to provide Debtor-in-Possession financing, in working through the bankruptcy process and in structuring and evaluating various reorganization plan alternatives.

Our forensic accounting specialists work with companies faced with fraud and financial disclosure issues. Many of these companies are undergoing restructuring or bankruptcy reorganizations. Our statistical and economic experts use a range of statistical and economic tools to help companies evaluate issues, such as the economic impact of deregulation on a particular industry, the amount of commercial damages suffered by a business as a result of a tort or a breach of contract, the existence of discriminatory employment practices or the value of a business or professional practice. We also work with clients to develop business strategy and tactics on an ongoing basis to address these issues.

Litigation Consulting

During the past 18 years, we have been a pioneer in developing and delivering professional services and creative solutions to litigation problems. We focus on developing and providing innovative applications from the fields of accounting, science, education, communications and technology to meet our clients' needs. From the first computer animations used in court to the latest in digital graphic presentations, we have been a leader in providing high-quality, cost-effective methods to prepare for and try cases. Our trial technology professionals have supported clients in the courtroom in some of the largest and most complex civil trials. Through the use of information technology and the Internet, we have demonstrated our ability to control litigation costs, speed-up the trial process and provide litigants superior access to data, a key competitive advantage.

We have drawn on the skills and techniques used in 3D computer animation and simulation and pioneered their use to enhance presentations and expert testimony on complex subjects, such as toxic torts, vehicle accidents, airplane crashes, financial disputes, intellectual property resolutions and physical phenomena. The significant decrease in the cost of technology has made it a cost-effective alternative for most trials. Further, the dramatic increase in the size of trials and volume of information has made the visualization of concepts and themes through animated and static "pictures" a necessity for an effective presentation to a judge or jury.

One of the important trends affecting the growth of litigation consulting is the increasing sophistication of courtroom presentation and document management techniques. Computerized document management in cases involving thousands or even millions of pages of depositions, testimony and exhibits is becoming a necessity in the federal and state court systems. Our document management and exhibit and trial preparation solutions enable our clients to better focus on preparing for and trying cases.

The following are the type of services we might provide in a complex litigation matter:

     .    visual communication consulting services;
     .    graphic exhibit design and production;
     .    customized database development and distribution;
     .    video deposition capture and transcript linking;
     .    management of designated trial exhibits;
     .    courtroom survey, design and configuration;
     .    on-site technical trial support;
     .    hardware procurement and tracking; and
     . secure extranet storage and distribution of data, documents, transcripts, videos and exhibits.

We have developed a number of technology-based tools to assist our clients in managing complex litigation:

     . TrialMax is our comprehensive trial preparation solution. TrialMax provides a litigation team with the ability to easily store, annotate and display documents, computer graphics, video clips and digitized depositions in the courtroom. One of the innovative features of TrialMax is its ability to segment digitized video depositions for presentation in the courtroom.
     . eWar Room is our automated tool for handling trial data regardless of information source or data type. This tool electronically retrieves and displays documents in court in any order selected by the lawyer and also enables document highlights to be presented to the judge or jury. Using our service, trial lawyers can now review an entire exhibit package on screen, make changes in real time and rehearse in any media they select, from graphics, video or PowerPoint to paper documents. With the assistance of our professionals, trial lawyers can develop key themes and concepts, and we help them get their point across in the most effective manner.
     . Secure Extranet Services is our recently introduced Internet application for clients who are parties to multi-district litigation. This service will further our objective of providing better and more cost- effective service to our clients.

We believe the extranet will become the backbone for the delivery of custom litigation support software applications and services designed for delivery over the Internet. To maintain our competitive technological edge, we recently created a strategic alliance with USinternetworking, one of the leading application service providers, to host our secure extranet service.

Applied Sciences

Our Applied Sciences division specializes in forensic engineering and scientific investigation. We analyze the causes of accidents and other claims resulting from fires, vehicle design, chemical mishaps, poor product design and other causes. As an extension of our engineering and scientific work, clients also seek expert testimony from our professionals and network of more than 2,000 on-call technical and scientific consultants.

Our Applied Sciences professionals blend state-of-the-art technology with their many years of practical experience. For example, we have developed a proprietary software and full-scale test equipment system for calculating the precise performance characteristics and center of gravity of virtually any vehicle, which may be critical in determining liability in accident cases. We also use this equipment to assist vehicle manufacturers, government agencies and auto racing teams in maximizing safety and vehicle performance.

We believe we are the leader in vehicle accident reconstruction and highway defect litigation. Visually demonstrating accidents has become an accepted and even a necessary trial tool. For example, we have recently provided aircraft accident analysis for several high-profile crashes. We employ our expertise to create computer simulations for our Litigation Consulting division for courtroom presentation. We also created a complete aircraft crash simulation video that a number of airlines have adopted for pilot training.

Our Applied Sciences professionals are well-recognized as experts in the investigation of fires and explosions. Our staff includes origin and cause experts, flammability reconstructionists, fire protection engineers, electrical engineers and mechanical engineers. We have staged actual fires in real buildings for research and training purposes, using these exercises not only to educate our own staff but to also train insurance, legal and government organizations.

We are also engaged by companies at an early stage of potential litigation to evaluate the cause of product failures and relative responsibility for an accident, or to assess product safety or preventative safety measures. The Applied Sciences division also assists companies in assessing preventative measures relating to product design and evaluating the causes of product failures. We are regularly called upon to assess the causes and relative levels of responsibility for an accident, as well as to design preventative measures. Because we are engaged early in the process, we believe our revenues from these services are steadier and less incident-driven than those of our competitors who are focused exclusively on trial preparation and presentation.

Clients

We have cultivated long-term relationships with many of the premier financial institutions, law firms and businesses in the U.S. In 2000, we performed work for 2,381 clients on 15,268 matters, including:

     . 1,295 law firms, 75 of which were rated among the top 100 law firms (based on 1999 U.S. revenues as measured by American Lawyer magazine);
     . 411 industrial clients, 85 of which were among the Fortune 500 in 2000;
     . 22 of the 25 largest banks located in the U.S. (also 10 listed among the Fortune 500 in 2000); and
     . 569 insurance companies, 64 of which were among the top 100 property and casualty insurers (as reported by A.M. Best Company in 1999).

In 2000, we believe that we derived approximately 75% of our revenues from existing clients or referrals from existing clients. Our largest client represented less than 7% of our 2000 revenues. As of December 31, 2000, we were actively working on 3,069 different matters for 980 different clients.

Marketing and Sales

Historically, we have relied primarily on our reputation to market our services to new and existing clients since most of our work is repeat work for existing clients or referrals from existing clients. Our professionals develop close, personal relationships with clients and often learn about new business opportunities from their frequent contacts with clients. Consequently, we encourage our professionals to generate new business and reward them with increased compensation and promotions for generating new business.

Our Litigation Consulting division has about ten full-time sales people and our Applied Sciences division has about fourteen full-time sales people who are involved in marketing our services. Our Financial Consulting division primarily relies upon referrals and does not require sales personnel. In marketing our services, we emphasize our experience, the quality of our services and our professionals' particular areas of expertise. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements.

We plan to develop greater brand awareness of "FTI" as a provider of a broad range of high-quality consulting services. We are currently focused on improving the quality and functionality of our Web sites, where we describe our services and experience and promote our reputation. Although we currently market many of our services under different names, we are in process of building and promoting a single brand.

Competition

The markets in which we operate are highly competitive. We face competition from several national companies, national accounting firms and a number of smaller firms that provide one or more services in local and regional markets. Financial Consulting competes primarily against national accounting firms and private financial consulting firms. Litigation Consulting competes against Trialgraphics, Decision Quest, Engineering Animation, Exponent and, to a limited extent, other litigation consulting services and individual consultants. Applied Sciences competes primarily against several regional or national concerns, independent experts and research organizations.

Competitive factors for our services include reputation, size, geographic location, performance record, quality of work, range of services provided and relationships with clients. To a lesser extent, we also compete on price, but the critical nature of our services typically reduces price to a secondary consideration.

Some national support service providers are larger than we are and, on any given engagement, may have a competitive advantage over us with respect to one or more competitive factors. In addition, smaller local or regional firms, while not offering the range of services we provide, often are able to provide the lowest price on a specific engagement because of their lower overhead costs and proximity to the engagement. The fragmented nature of our markets may also provide opportunities for large companies that offer complementary services to enter one or more of our markets through acquisition. In the future, these and other competitive pressures could require us to modify our pricing or increase our spending for marketing to attract business.

Human Resources

As of December 31, 2000, we had 555 employees. Of that total, 144 are in the Financial Consulting division, 118 are in the Litigation Consulting division, 250 are in the Applied Sciences division and 43 are in corporate management and administrative positions. We also maintain consulting arrangements with about 1,700 independent consultants, about 380 of whom were utilized on our engagements during

2000. About 80% of our professionals have more than ten years of experience in their field of practice, and many are well recognized for their expertise and experience.

Our professionals have varied specialties and specialized backgrounds in such fields as engineering, accounting, mathematics, statistics and psychology. A number have Ph.D.s or other advanced degrees. Some have legal training and experience. We strongly believe that our ability to recruit and retain bright, experienced and ambitious professionals is a key factor to our continued success.

Business Risks

We depend upon our professionals and outside consultants.

Our business involves the delivery of professional services. Therefore, our continued success depends upon our ability to retain and expand our staff of highly skilled professionals and outside consultants. We face intense competition for highly skilled professionals in our fields of practice. We cannot assure you that we will be able to retain our key professionals or that we will be able to attract, assimilate or retain the necessary number of qualified professionals in the future. We do not have non-competition agreements with most of our professional staff. This means that these professionals could resign with little advance notice to join one of our competitors. If we lose the services of a number of our key professionals or fail to expand our professional staff, we are unlikely to be able to expand our business and may be unable to maintain our business at current levels.

We rely heavily on our management team.

We are highly dependent upon our management team, particularly Messrs. Dunn, Kahn, Baker, Brady, Monheit, Policano, Manzo and Pincus. If we were to lose any of these persons and were unable to replace them quickly, we could have difficulty in properly managing our business. This could have a materially adverse effect on our business prospects and results of operations.

We face significant competition for new business opportunities.

The market for our consulting services is highly competitive, and we face competition from many other providers of consulting services. Our competitors range from large organizations, such as the national accounting firms and the large management consulting companies that offer a full range of consulting services, to small firms and independent contractors that provide only one specialized service. Some of our competitors have significantly more financial and marketing resources, larger professional staffs or are more widely recognized. There are few barriers to entry into the consulting business. As the number of our competitors increases, we cannot assure that we will be able to continue to compete successfully for new business opportunities or retain our existing clients.

We are subject to the risk of professional liability.

Many of our engagements involve complex analysis and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. Often, our engagements involve matters that, if resolved unfavorably, may have a severe impact on the client's business, cause the client a substantial monetary loss or prevent the client from pursuing business opportunities. Therefore, if we fail to perform to the client's satisfaction, the client may threaten or bring a lawsuit against us, claiming we performed negligently or otherwise breached our obligations to the client. Any claim by a client against us could expose us to liability in excess of our insurance limits and could severely injure our reputation.

We may have trouble finding suitable acquisition candidates and difficulty financing potential acquisitions.

A number of our competitors also have adopted a strategy of expanding and diversifying through acquisitions of other consulting firms. We experience competition, therefore, in our effort to execute our acquisition strategy, and we expect the level of competition to increase in the future. As a result, we may be unable to continue to make acquisitions or may be forced to pay more for companies we are able to acquire. In such an event, we may be unable to grow our business as quickly as we have in the past, and our profitability may decline.

Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital through the issuance of additional equity or debt. We cannot be sure, however, that we will be able to raise equity or obtain debt financing when we need it or on terms acceptable to us. If we cannot, we may have to curtail our planned growth and not pursue acquisition opportunities.

Our professional reputation is critical to our business.

We depend upon our reputation and the individual reputations of our professionals to obtain new client engagements and attract and retain highly qualified professionals. We obtain a substantial number of new engagements from existing clients or through referrals from existing clients. Therefore, we may have difficulty in competing for new engagements if our existing clients become dissatisfied with our performance. Further, any factor that diminishes our reputation or the reputations of our personnel may make it more difficult for us to compete successfully for either new engagements or qualified professionals.

Policano &Manzo, L.L.C. was a substantial acquisition for us.

In February 2000, we completed the Policano& Manzo, L.L.C. ("P&M") acquisition. This acquisition was substantial when comparing P&M's revenues and profits in 1999 to ours. Although we believe we have nearly completed the integration of P&M into our business, we have not yet realized all the benefits we expect to achieve from the acquisition. We cannot assure you that we will ever realize these benefits. Our management team's attention may be diverted from seeking new acquisitions or other business opportunities if they are forced to devote significant time to enhancing client recognition of P&M's service offerings or integrating future acquisitions. This could have a materially adverse effect on our business prospects and results of operations.

We must successfully manage the growth of our business.

We have experienced rapid growth in recent years, including four acquisitions in the past three years. We plan to continue to rapidly expand our business, which may strain our management, human resources and information systems. To successfully manage our growth, we must add managers and employees and periodically update our operating, financial and other systems, procedures and controls. We also must effectively motivate, train and manage a larger professional staff. If we fail to manage our growth effectively, our business, results of operations and financial condition are likely to be adversely affected.

Our revenues, operating income and cash flow are likely to fluctuate.

We have experienced fluctuating revenues, operating income and cash flow in some prior periods and expect this may occur from time to time in the future. We may experience future fluctuations because of the timing of our client assignments and the type of assignments we are working on at different times. This means our profitability is likely to be lower if we experience an unexpected variation in the number or timing of client assignments. Also, the timing of future acquisitions and the cost of integrating them may cause similar fluctuations in our operating results.

Our business is seasonal.

We experience a reduced level of business during a portion of the third quarter primarily because courts usually recess during these months. Also, many members of our professional staff and key contacts at our clients take vacations during the summer.

We operate with a substantial amount of debt.

Our total indebtedness as of December 31, 2000 was $60.5 million. Operating with a high amount of leverage could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, capital expenditures, acquisitions or other purposes, and limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We have $92.0 million of goodwill and other intangible assets and a deficit in our tangible net worth.

Our intangible assets, net of accumulated amortization, were about $92.0 million as of December 31, 2000, and our stockholders' equity was $68.6 million. This means that we had a $23.4 million deficit in our tangible net worth. All of our intangible assets are goodwill related to our acquisitions, including the $52.2 million of goodwill we recorded from our purchase of P&M.

We are amortizing our intangible assets on a straight-line basis over 20 to 25 years. This amortization in any particular period constitutes a non-cash expense that reduces our income. Also, we are required to periodically evaluate the recoverability of this goodwill. If this goodwill becomes impaired, we may be required to write down its carrying value and incur additional charges against our income. This could have a materially adverse affect on our business, operating results and financial condition.

Our Litigation Consulting division is subject to technological change.

We regularly develop solutions for our clients by using information technology, electronic document management techniques, the Internet and other state-of-the-art technology. Many of these technologies have only recently emerged, will rapidly change and may become obsolete as new technologies appear. Our future success will depend upon the ability of our professionals to remain current with the rapid changes in the technologies we use in our business and to learn quickly to use new technologies as they emerge. If our professionals fail to do this, we could be at a competitive disadvantage. Our competitors may gain exclusive access to improved technology, which also could put us at a competitive disadvantage. There may be changes in our clients' or prospective clients' preferences for technology solutions. If we cannot adapt to these changes, our business, results of operations and financial condition are likely to be adversely effected.

Risks associated with quantitative and qualitative market risks such as fluctuations in interest rates are described under Item 7A. of this Annual Report.


                              ITEM 2. PROPERTIES

We lease our principal facility in Annapolis, Maryland, which totals approximately 39,100 square feet, under a lease that expires in December 2003. We also lease 32 other offices across the United States, including offices in cities such as New York, Chicago, Houston, Dallas, Los Angeles, Columbus and Washington, D.C. We believe that our leased facilities are adequate for our current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of our operations on commercially reasonable terms.

                           ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders for consideration during the quarter ended December 31, 2000.

                                     PART II

                 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

         (a) During 2000, the Company did not conduct any sales of its equity securities that were not registered under the Securities Act of 1933, as amended, other than the sales previously disclosed in the Company's quarterly reports on Form 10-Q.

         (b) On March 9, 1999, FTI's common stock began trading on the American Stock Exchange under the symbol "FCN." Prior to that time, the common stock was listed on the Nasdaq National Market and traded under the symbol "FTIC." The following table sets forth for the periods indicated the high and low sales prices for the common stock, as reported on the American Stock Exchange for each quarter during 2000 and1999 and the Nasdaq National Market for each quarter during 1998.


                                                      High            Low
                                                      ----            ---
Fiscal Year Ended December 31, 1998
First fiscal quarter                                $  16.25        $ 10.00
Second fiscal quarter                               $  20.75        $ 13.50
Third fiscal quarter                                $17.1875        $  4.00
Fourth fiscal quarter                               $  8.375        $ 2.375

Fiscal Year Ended December 31, 1999
First fiscal quarter                                $   4.25        $ 2.625
Second fiscal quarter                               $  5.875        $ 2.875
Third fiscal quarter                                $  6.125        $  4.50
Fourth fiscal quarter                               $  6.375        $  3.75

Fiscal Year Ended December 31, 2000
First fiscal quarter                                $   7.75        $  4.75
Second fiscal quarter                               $  11.50        $ 6.625
Third fiscal quarter                                $ 11.625        $7.3125
Fourth fiscal quarter                               $ 10.875        $ 5.625


As of March 23, 2001, the number of record holders of the Company's common stock was 108 and the Company believes the number of beneficial holders approximates 1,914.

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

                         ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 2000, are derived from the Company's consolidated financial statements. The financial statements for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 were audited by Ernst & Young LLP. The data below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                                                                          Year ended December 31,
                                             ----------------------------------------------------------------------------
                                                 2000
                                               Pro Forma        2000        1999         1998        1997         1996
                                             ----------------------------------------------------------------------------
                                               (unaudited)              (in thousands, except per share data)
                                               -----------              -------------------------------------
                                              (See Note 15)
Statement of Operations Data:
Revenues                                          $137,203     $134,764     $84,607     $58,615     $44,175      $30,648

Direct cost of revenues                             69,617       68,667      44,149      31,402      23,564       17,020
Selling, general and administrative expenses        36,839       36,732      28,829      20,532      15,159       10,786
Amortization of goodwill                             4,940        4,723       2,313         996          82            -
                                             ---------------------------------------------------------------------------
Total costs and expenses                           111,396      110,122      75,291      52,930      38,805       27,806
                                             ----------------------------------------------------------------------------
Income from operations                              25,807       24,642       9,316       5,685       5,370        2,842
Interest  income (expense)                         (11,352)     (10,771)     (4,014)     (1,163)        173          107
                                             ----------------------------------------------------------------------------
Income before income taxes and
  extraordinary item                                14,455       13,871       5,302       4,522       5,543        2,949
Income taxes                                         6,175        5,917       2,311       1,954       2,250        1,235
                                             ----------------------------------------------------------------------------
Income before extraordinary item                     8,280        7,954       2,991       2,568       3,293        1,714
Extraordinary loss on early extinguishment of
  debt, net of income taxes                         (5,393)      (5,393)          -           -           -            -
                                             ----------------------------------------------------------------------------
Net income                                           2,887        2,561       2,991       2,568       3,293        1,714
Preferred stock dividends                                -            -           -           -           -           62
                                             ----------------------------------------------------------------------------
Income available to common stockholders           $  2,887     $  2,561     $ 2,991     $ 2,568     $ 3,293      $ 1,652
                                             ============================================================================
Earnings per common share before
  extraordinary item, basic                       $   1.15     $   1.12     $  0.61     $  0.54     $  0.73      $  0.46
Earnings per common share, basic                  $   0.40     $   0.36     $  0.61     $  0.54     $  0.73      $  0.46
Earnings per common share before
  extraordinary item, diluted                     $   1.03     $   1.00     $  0.59     $  0.51     $  0.70      $  0.42
Earnings per common share, diluted                $   0.36     $   0.32     $  0.59     $  0.51     $  0.70      $  0.42
Shares used in computation                           8,073        7,992       5,028       5,077       4,698        4,174

                                                                                   December 31,
                                                           ---------------------------------------------------------------
                                                                  2000        1999        1998        1997        1996
                                                           ---------------------------------------------------------------
Balance Sheet Data:
Working capital                                                $ 20,163     $19,233      $9,071     $10,634      $13,311
Total assets                                                   $146,131      83,857      79,747      28,657       20,282
Long-term debt, capital lease obligations
  (and redeemable preferred stock in 1996)                       56,690      41,154      36,016       1,014          254
Total stockholders' equity                                       68,624      30,252      25,594      21,019       17,629

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Overview

FTI Consulting, Inc. (the "Company" or "FTI") is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support and engineering and scientific investigation. Our Financial Consulting division, which accounted for 48.6% of our 2000 pro forma revenues and was our most profitable division, offers a broad range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. Our Litigation Consulting division, which accounted for 22.9% of our 2000 pro forma revenues, provides advice and services in connection with all phases of the litigation process. Our Applied Sciences division, which accounted for 28.5% of our 2000 pro forma revenues, offers forensic engineering and scientific investigation services, accident reconstruction, fire investigation and expert testimony regarding intellectual property rights.

Revenues generated by our business divisions consist primarily of fees for our professional services. We charge our professionals' time at hourly rates, which vary from professional to professional, based on the professional's position, experience and expertise. We also directly bill our clients for services provided by our independent consultants. We recognize revenues for the production of our work product, including static graph boards, color copies and digital video production and fees for use of our equipment and facilities. We also pass through our out-of-pocket expenses, such as our cost of recruiting subjects and participants for research surveys and mock trial activities and our travel. We recognize revenues in the period when the service is provided.

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients.

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing and corporate overhead expenses. In 2000, selling, general and administrative expenses accounted for about 26.8% of our pro forma revenues. Our corporate overhead costs other than depreciation and amortization, which are included in selling, general and administrative expenses, represented about 5.8% of pro forma revenues in 2000.

We are organized into three distinct operating segments that contribute to the overall performance of our company. As such, we evaluate segment performance and allocate resources based on the operating income before depreciation and amortization, corporate general and administrative expenses and income taxes for each division. In 2000, our Financial Consulting division accounted for 65.9% of our pro forma operating income, while our Litigation Consulting division accounted for 16.6% and our Applied Sciences division accounted for 17.5%.

On December 31, 2000, we had about $92.0 million of unamortized goodwill, which we are amortizing over 20 to 25-year periods. Annual goodwill amortization, including goodwill associated with the acquisition of P&M, is approximately $5.0 million. Approximately $14.6 million of our unamortized goodwill is not deductible for tax purposes. Consequently, our effective tax rate for 2000 will be 40.7% before amortization of goodwill and 42.7% after amortization of goodwill.

We used the net proceeds from an equity offering and our other financial resources to repay $30.4 million of our outstanding senior subordinated notes. We expect annual interest savings from repayment of our senior subordinated notes to be about $5.2 million.

Recent Acquisitions

Since January 1, 1998 we have made four major acquisitions, all of which were accounted for as purchases, as further described in Note 4 of "Notes to Consolidated Financial Statements."

On February 4, 2000, we acquired Policano & Manzo, L.L.C. ("P&M") as further described in Note 4 of "Notes to Consolidated Financial Statements." P&M, based in Saddle Brook, New Jersey, specializes in providing financial restructuring, advisory and forensic accounting services to the workout and bankruptcy community. These services are provided on a nationwide basis to financially distressed businesses, creditors, investors and other interested parties. The purchase price totaled $54.9 million, consisting of $48.3 million in cash, 815,000 shares of our common stock valued at $5.5 million and acquisition-related expenses of $1.1 million.

In September 1998, we acquired both S.E.A., Inc. and Kahn Consulting, Inc. ("KCI"). SEA, headquartered in Columbus, Ohio, provides investigation, research, analysis and quality control services in areas such as distress, product failure, fire and explosion, and vehicle and workplace accidents. The SEA acquisition has allowed us to significantly expand its scientific consulting offerings, in addition to providing geographic expansion into the southeast and mid-west markets. KCI, headquartered in New York City, provides expert testimony on accounting and financial issues; forensic accounting and fraud investigation services; strategic advisory, turnaround, bankruptcy and trustee services; and government contract consulting. The acquisitions of KCI and Klick, Kent & Allen, provided the foundation for expansion of our financial consulting services into cities in which we provide litigation or forensic engineering services.

In June 1998, we acquired KK&A. KK&A provides strategic and economic consulting to various regulated businesses, advising on such matters as industry deregulation, mergers and acquisitions, rate and cost structures, economic and financial modeling and litigation risk analysis.

Results of Operations

Years Ended December 31, 2000, 1999 and 1998

Revenues. Total revenues in 2000 increased 59.3% to $134.8 million from $84.6 million in 1999. Our Financial Consulting division's revenues grew by 222.6% to $64.2 million from $19.9 million, or 61.0% on a pro forma basis to $66.6 million from $41.4 million including the P&M acquisition. Litigation Consulting division revenues increased 7.9% to $31.4 million in 2000 from $29.1 million in 1999 primarily through increased rates. Litigation Consulting division revenues and productivity in the third and fourth quarters of 2000 were less than the comparable periods in 1999 due to seasonal variations in trial activity and an unusual number of trials that were deferred or cancelled due to settlement or settlement discussions. Our Applied Sciences division experienced 9.8% in revenue growth in 2000 to $39.2 million from $35.7 million in 1999.

Total revenues in 1999 increased 44.4% over 1998. Litigation Consulting revenues increased 9.8% from 1998 to 1999 as a result of an improved volume of cases. Our Applied Sciences division experienced 56.2% growth in 1999, with nearly all of that growth coming from the acquisition of SEA. The Financial Consulting division's revenues grew by 114.0%, with substantially all of that growth coming from the KCI acquisition.

Direct Cost of Revenues. Direct cost of revenues was 50.9% of our total revenues in 2000, 52.2% in 1999 and 53.6% in 1998. The improvement in 2000 resulted primarily from the acquisition of P&M and productivity improvements in the Financial Consulting and Applied Sciences Divisions, and was net of decreased productivity in Litigation Consulting as noted above.

Selling, General and Administrative Expenses. As a percent of our total revenues, these expenses were 27.3% in 2000, 34.1% in 1999 and 34.9% in 1998. The decrease in 2000 was primarily attributed to the acquisition of P&M and the growth of the Financial Consulting division which has a lower ratio of selling, general and administrative expenses to revenues than the Litigation Consulting and Applied Sciences divisions.

Amortization of Goodwill. Annual amortization of goodwill increased from $2.3 million in 1999 to $4.7 million in 2000, as a result of our acquisitions. We discuss goodwill amortization further in "Future Assessment of Recoverability and Impairment of Goodwill" below.

Other Income and Expenses. Interest expense consisted primarily of interest on debt we incurred to purchase the businesses referred to above. Interest expense increased substantially in 2000 as a result of the P&M acquisition, and was then reduced by our subsequent equity offering and refinancing of existing debt in late 2000.

Income Taxes. Our effective tax rate decreased to 42.7% in 2000 from 43.7% in 1999, and 43.2% in 1998, principally as a reduced effect of some of the goodwill amortization not being deductible for income tax purposes.

See Note 8 of "Notes to Consolidated Financial Statements" for a reconciliation of the federal statutory rate to our effective tax rates during each of these years, and a summary of the components of our deferred tax assets and liabilities.

Extraordinary Item, net of Taxes. As a result of the write-off of unamortized debt discount and deferred financing costs associated with the debt that we refinanced on February 4, 2000 and repaid and refinanced in the fourth quarter of 2000, we had a $5.4 million loss on early extinguishment of debt, net of taxes.

Future Assessment of Recoverability and Impairment of Goodwill
In connection with our various acquisitions, including P&M, we recorded goodwill, which we are amortizing on a straight-line basis over periods of 20 to 25 years. These are the periods during which we estimate we will benefit from this goodwill. At December 31, 2000, unamortized goodwill was $92.0 million, or 62.9% of our total assets and 134.0% of our stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. We have determined the period for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability, growth trends of the acquired companies and the relative lengths of time these companies have been in existence.

Our management periodically reviews the carrying value and recoverability of our unamortized goodwill. If the facts and circumstances suggest that the goodwill may be impaired, we would adjust the carrying value of the goodwill. This would result in an immediate charge against income during the period of the adjustment and/or a shortening of the length of the remaining amortization period, which would result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. If we adjust goodwill, we cannot assure you that we will not have to make further adjustments for impairment and recoverability in future periods. The most significant of the factors we will consider in determining whether goodwill is impaired will be losses from operations; loss of customers; and industry developments such as our inability to maintain market share, the development of competitive products or services or imposition of additional regulatory requirements.

Liquidity and Capital Resources

In 2000, we generated $15.6 million of cash flow in our operations, compared to $8.4 million in 1999. We attribute this dramatic increase in cash flow primarily to the significant increase in net income prior to the extraordinary item of $8.5 million before taxes, plus non-cash charges for depreciation, amortization and a portion of our interest expense. Cash flow from operations is also net of a $2.9 million increase in our net working capital balances.

In 1999, we generated $8.4 million of cash flow from operations, an improvement of $3.1 million from 1998. We attribute this increase to our higher net income excluding non-cash charges (principally depreciation and amortization) of $2.2 million and the favorable net cash effects of changes in working capital balances.

During the year ended December 31, 2000, we spent $6.6 million for additions to property and equipment. This amount included expenditures for internal information systems that allow us to better manage our expanding operations. At December 31, 2000, we had no material commitments for the acquisition of property and equipment. During 1999, we spent $3.1 million for additions to property and equipment.

To finance the P&M acquisition in February 2000, we entered into:

     . a senior credit facility, consisting of a $61.0 million amortizing term loan maturing through January 31, 2006, initially bearing interest at LIBOR plus specified margins ranging from 3.25% to 3.75%, which would decline based on our leverage ratio;

     . a $7.5 million revolving credit facility (not initially drawn down), bearing interest at prime plus 1.75%, which also would decline based on our leverage ratio; and

     . $30.0 million of senior subordinated notes maturing January 31, 2007, bearing 12% annual cash interest and 5% annual interest payable in kind
         (PIK).

We used the proceeds of these facilities, together with approximately $2.0 million of our existing cash, to purchase P&M and to refinance our then existing debt of approximately $47.1 million as follows:

     . In 1998, we had borrowed $26.0 million under our prior $27.0 million long-term credit facility with a bank to provide the $26.4 million of cash needed to acquire KK&A, KCI and SEA. We negotiated this credit facility in March 1999 and repaid it on February 4, 2000.

     . In March 1999, we issued $13.0 million of subordinated debentures, that we also repaid on February 4, 2000.

     . When we acquired several businesses owned by several members of our current management team, we issued seller notes to them that totaled $10.8 million on February 4, 2000. On February 4, 2000, we issued 604,504 shares of our common stock to retire $2.7 million of the notes and repaid the remaining $8.1 million in cash.

In connection with the $30.0 senior subordinated notes issued in connection with the P&M acquisition, we issued the holders warrants to purchase approximately 670,000 shares of our common stock at an exercise price of $4.44 per share. The warrants expire ten years from the date of closing. We also retired warrants for 130,835 shares of our common stock issued in March 1999 in connection with the subordinated debt of $13.0 million noted above that was repaid.

In the fourth quarter of 2000, we completed a public offering of 4.025 million shares of common stock. We used the net proceeds and our other financial resources to repay the $30.0 million senior subordinated notes that we issued on February 4, 2000. When we repaid the senior subordinated notes, we retired warrants for 197,166 shares of our common stock issued in February 2000 in connection with the $30.0 million senior subordinated notes that were repaid.

In December 2000, we refinanced our $61.0 million term loan and the $7.5 million revolving credit facility. Our new credit facility consists of an amortizing term loan of $32.5 million and a $47.5 million revolving credit line, of which $28.0 million was drawn at December 31, 2000. The new credit facility bears interest at LIBOR plus 2.25%, which would decline based on our leverage ratio.

The new credit facility is secured by all of our assets. Under the new credit facility, we are required to comply with various specified financial covenants related to our operating performance at the end of each quarter, and the payment of dividends is restricted. Further, we have obtained interest rate protection, through interest rate swap, on the $32.5 million term loan. We believe we will be in compliance with all loan covenants throughout 2001.

Effect of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which the Company is required to adopt effective January 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will not have a significant effect on the financial position or results of operations of the Company.

Forward-Looking Statements

Some of the statements under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this Annual Report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform such statements to actual results and do not intend to do so. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to (1) the loss of any key employees because the Company's business involves the delivery of professional services and is labor-intensive;
(2) the availability and terms of additional capital or debt financing to fund future acquisitions and for working capital purposes; (3) significant competition for business opportunities and acquisition candidates; (4) technological changes affecting our Litigation Consulting division; (5) the risks of professional liability; (6) any factor that diminishes our professional reputation; (7) fluctuations of revenue and operating income between quarters or termination of client engagements; (8) the successful management of the growth of our business; (9) the integration of P&M and of future acquisitions; and (10) risks associated with quantitative and qualitative market risks such as fluctuations in interest rates.

               ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

At December 31, 2000, the Company had $60.5 million in long-term debt. As discussed in Note 5 to the Consolidated Financial Statements, $32.5 million of long-term debt was hedged with interest rate swaps effectively fixing the interest rate at 6.64%, plus variable percentages, currently 2.25%, as determined by the credit agreement.

Therefore, at December 31, 2000, the remaining $28.0 million of the Company's long-term debt bears interest at variable rates. The Company's earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings and assuming a hypothetical 200 basis point increase in interest rates under the Company's long-term bank credit facility for one year, the Company's interest expense would increase by approximately $560,000 and net income would decrease by approximately $300,000.

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Financial Statements


                 Years ended December 31, 2000, 1999 and 1998



                                    Contents

Report of Independent Auditors ............................................  25

Consolidated Financial Statements

Consolidated Balance Sheets................................................  26
Consolidated Statements of Income..........................................  26
Unaudited Pro Forma Consolidated Statements of Income......................  27
Consolidated Statements of Stockholders' Equity............................  30
Consolidated Statements of Cash Flows......................................  31
Notes to Consolidated Financial Statements.................................  32

                        Report of Independent Auditors


Board of Directors and Stockholders
FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP


Baltimore, Maryland
February 13, 2001

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                  December 31,
                                                                            2000               1999
                                                                     ---------------------------------------
                                                                             (dollars in thousands)
Assets
Current assets:
   Cash and cash equivalents                                                 $    3,235        $    5,046
   Accounts receivable, less allowance of $1,321 in 2000 and
     $1,065 in 1999                                                              20,380            14,023
   Unbilled receivables, less allowance of $797 in 2000 and
     $1,160 in 1999                                                              11,952             9,222
   Income taxes recoverable                                                       1,317                64
   Deferred income taxes                                                          1,029               641
   Prepaid expenses and other current assets                                      1,924             1,461
                                                                             ----------        ----------
Total current assets                                                             39,837            30,457

Property and equipment:
   Furniture, equipment and software                                             20,977            17,205
   Leasehold improvements                                                         4,560             1,955
                                                                             ----------        ----------
                                                                                 25,537            19,160
   Accumulated depreciation and amortization                                    (12,382)          (10,781)
                                                                             ----------        ----------
                                                                                 13,155             8,379

Goodwill, net of accumulated amortization of $8,196 in 2000 and
   $3,473 in 1999                                                                91,971            43,658
Other assets                                                                      1,168             1,363
                                                                            -----------        ----------
Total assets                                                                $   146,131        $   83,857
                                                                            ===========        ==========


                     FTI Consulting, Inc. and Subsidiaries

                                                                                 December 31,
                                                                            2000               1999
                                                                     --------------------------------------
                                                                            (dollars in thousands)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                               $          4,325   $       3,240
   Accrued compensation expense                                                  10,339           5,373
   Deferred income taxes                                                            500             471
   Current portion of long-term debt                                              4,333           1,718
   Other current liabilities                                                        177             422
                                                                       ----------------   -------------
Total current liabilities                                                        19,674          11,224

Long-term debt, less current portion                                             56,167          41,009
Other long-term liabilities                                                         600             411
Deferred income taxes                                                             1,066             961

Commitments and contingent liabilities                                                -               -

Stockholders' equity:
   Preferred stock, $.01 par value; 4,000,000 shares
     authorized, none outstanding                                                     -               -
   Common stock, $.01 par value; 16,000,000 shares
     authorized; 10,567,447 and 4,913,905 shares issued and
     outstanding in 2000 and 1999, respectively                                     106              49
   Additional paid-in capital                                                    53,951          18,197
   Retained earnings                                                             14,567          12,006
                                                                       ----------------   -------------
Total stockholders' equity                                                       68,624          30,252
                                                                       ----------------   -------------
Total liabilities and stockholders' equity                             $        146,131   $      83,857
                                                                       ================   =============

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                                                    Year ended December 31,
                                                                                2000         1999        1998
                                                                         ---------------------------------------------
                                                                         (dollars in thousands, except per share data)
Revenues                                                                     $ 134,764    $  84,607    $  58,615

Direct cost of revenues                                                         68,667       44,149       31,402
Selling, general and administrative expenses                                    36,732       28,829       20,532
Amortization of goodwill                                                         4,723        2,313          996
                                                                             ---------    ---------    ---------
Total costs and expenses                                                       110,122       75,291       52,930
                                                                             ---------    ---------    ---------

Income from operations                                                          24,642        9,316        5,685
                                                                             ---------    ---------    ---------
Other income (expenses):
   Interest income                                                                 253          136          319
   Interest expense                                                            (11,024)      (4,150)      (1,482)
                                                                             ---------    ---------    ---------
                                                                               (10,771)      (4,014)      (1,163)
                                                                             ---------    ---------    ---------

Income before income taxes and extraordinary item                               13,871        5,302        4,522
Income taxes                                                                     5,917        2,311        1,954
                                                                            ---------    ---------    ---------

Income before extraordinary item                                                 7,954        2,991        2,568

Extraordinary loss on early extinguishment of debt, net
   of income taxes of $3,078                                                     5,393         --           --
                                                                             ---------    ---------    ---------

Net income                                                                   $   2,561    $   2,991    $   2,568
                                                                             =========    =========   ==========

Income before extraordinary item
   per common share, basic                                                   $    1.12    $    0.61   $     0.54
                                                                             =========    =========   ==========

Earnings per common share, basic                                             $    0.36    $    0.61   $     0.54
                                                                             =========    =========   ==========

Income before extraordinary item
   per common share, diluted                                                 $    1.00    $    0.59   $     0.51
                                                                             =========    =========   ==========

Earnings per common share, diluted                                           $    0.32    $    0.59   $     0.51
                                                                             =========    =========   ==========


See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

           Unaudited Pro Forma /(1)/ Consolidated Statements of Income



                                                                                 Year ended December 31,
                                                                                   2000         1999
                                                                                ------------------------
                                                                                 (dollars in thousands
                                                                                 except per share data)
Revenues                                                                         $ 137,203    $ 106,119

Direct cost of revenues                                                             69,617       51,749
Selling, general and administrative expenses                                        36,839       29,553
Amortization of goodwill                                                             4,940        4,915
                                                                                 ---------    ---------
Total costs and expenses                                                           111,396       86,217
                                                                                 ---------    ---------

Income from operations                                                              25,807       19,902
                                                                                 ---------    ---------
Other income (expenses):
   Interest income                                                                     253          136
   Interest expense                                                                (11,605)     (12,280)
                                                                                 ---------    ---------
                                                                                   (11,352)     (12,144)
                                                                                 ---------    ---------

Income before income taxes and
   extraordinary item                                                               14,455        7,758
Income taxes                                                                         6,175        3,258
                                                                                 ---------    ---------

Income before extraordinary item                                                     8,280        4,500

Extraordinary loss on early extinguishment of
 debt, net of income taxes of $3,078                                                 5,393            -
                                                                                 ---------    ---------
Net income                                                                       $   2,887    $   4,500
                                                                                 =========    =========
Income before extraordinary item
   per common share, basic                                                       $    1.15    $    0.72
                                                                                 =========    =========

Earnings per common share, basic                                                 $    0.40    $    0.72
                                                                                 =========    =========
Income before extraordinary item
   per common share, diluted                                                     $    1.03    $    0.70
                                                                                 =========    =========

Earnings per common share, diluted                                               $    0.36    $    0.70
                                                                                 =========    =========

/(1)/ Pro Forma assumes the acquisition of P&M occurred January 1, 1999, see
Note 15.

                      FTI Consulting, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                                  Additional
                                                                        Common      Paid-in    Retained
                                                                         Stock      Capital    Earnings     Total
                                                                      ----------------------------------------------
                                                                                 (dollars in thousands)
Balance at January 1, 1998                                              $     46   $ 14,526    $  6,447   $ 21,019
Exercise of options to purchase 217,900 shares of
   common stock                                                                2      2,005        --        2,007
Net income for 1998                                                         --         --         2,568      2,568
                                                                        --------   --------    --------   --------
Balance at December 31, 1998                                                  48     16,531       9,015     25,594

Issuance of 552,539 warrants to purchase
  common stock                                                              --        1,291        --        1,291
Issuance of 132,010 shares of common stock
    under Employee Stock Purchase Plan                                         1        375        --          376
Net income for 1999                                                         --         --         2,991      2,991
                                                                        --------   --------    --------   --------

Balance at December 31, 1999                                                  49     18,197      12,006     30,252
Issuance of warrants to purchase 670,404 shares of
   common stock in connection with debt refinancing                         --        3,714        --        3,714
Issuance of 815,000 shares of common stock for the
acquisition of Policano & Manzo, L.L.C                                         8      5,493        --        5,501
Issuance of 604,504 shares of common stock in
   exchange for debt to sellers of acquired businesses                         6      2,677        --        2,683
Retirement of 328,001 warrants to purchase common
   stock in connection with debt refinancing                                  --     (1,272)       --       (1,272)
Issuance of 114,571 shares of common stock under
   Employee Stock Purchase Plan                                                1        486        --          487
Exercise of options and warrants to purchase 74,467
   shares of common stock                                                      1        472        --          473
Issuance of 4,025,000 shares of common stock for
   cash, net of offering costs                                                41     24,025        --       24,066
Issuance of 20,000 shares of restricted common stock                        --          159        --          159
Net income for 2000                                                         --         --         2,561      2,561
                                                                        --------   --------    --------   --------
Balance at December 31, 2000                                            $    106   $ 53,951    $ 14,567   $ 68,624
                                                                        ========   ========    ========   ========

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                          Year ended December 31,
                                                                2000                1999               1998
                                                           -----------------------------------------------------
                                                                         (dollars in thousands)
Operating activities
Net income                                                   $    2,561          $    2,991         $    2,568
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
    Extraordinary loss on early extinguishment
      of debt, before income taxes                                8,471                   -                  -
    Depreciation and other amortization                           2,769               2,621              1,789
    Amortization of goodwill                                      4,723               2,313              1,192
    Provisions for doubtful accounts                               (116)               (197)               473
    Deferred income taxes                                          (254)               (313)              (626)
    Other                                                          (111)                 26                208
    Changes in operating assets and liabilities:
      Accounts receivable, billed and unbilled                   (5,632)             (2,604)             1,237
      Income taxes recoverable/payable                           (1,253)                730               (694)
      Prepaid expenses and other current assets                    (458)               (199)              (270)
      Accounts payable and accrued expenses                         700                 316                (83)
      Accrued compensation expenses                               4,409               2,608               (205)
      Other current liabilities                                    (247)                109               (296)
                                                           -----------------------------------------------------
Net cash provided by operating activities                        15,562               8,401              5,293

Investing activities
Purchase of property and equipment                               (6,640)             (3,093)            (3,327)
Proceeds from sale of property and equipment                         47                 592                130
Contingent payments to former owners of subsidiaries               (907)               (807)              (440)
Acquisition of subsidiaries                                     (49,404)                  -            (26,440)
Change in other assets                                              246              (1,288)                 -
                                                           -----------------------------------------------------
Net cash used in investing activities                           (56,658)             (4,596)           (30,077)

Financing activities
Issuance of common stock and exercise of stock options           25,185                 376              1,610
Borrowings under long-term debt arrangements                    151,500              33,000             26,000
Retirement of detachable stock warrants                          (1,272)                  -                  -
Repayments of long-term debt arrangements                      (130,825)            (35,500)            (1,959)
Payment of financing fees                                        (4,894)                  -                  -
Changes in other long-term liabilities                             (409)                142               (100)
                                                           -----------------------------------------------------
Net cash provided by (used in) financing activities              39,285              (1,982)            25,551
                                                           -----------------------------------------------------

Net increase (decrease) in cash and cash equivalents             (1,811)              1,823                767
Cash and cash equivalents at beginning of year                    5,046               3,223              2,456
                                                           -----------------------------------------------------
Cash and cash equivalents at end of year                     $    3,235          $    5,046         $    3,223
                                                           =====================================================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000
        (dollars in tables expressed in thousands, except per share data)


1. Description of Business and Significant Accounting Policies

Basis of Presentation of Financial Statements

Description of Business

FTI Consulting, Inc. and subsidiaries (the "Company" or "FTI") is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support and engineering and scientific investigation. The Company provides services to major corporations, law firms, banks and insurance companies. These services include visual communications and trial consulting, engineering and scientific services, expert financial services including turnaround and bankruptcy consulting, assessment and expert testimony regarding intellectual property rights and claims management outsourcing services, from assessment to restoration. At December 31, 2000, the Company had 555 employees in 33 locations throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of significant past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience, and a lack of concentrations of accounts receivable. Accounts receivable balances are not collateralized.

                      FTI Consulting, Inc. and Subsidiaries

1. Description of Business and Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method. Furniture and equipment is depreciated over estimated useful lives ranging from three to seven years, and leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term.

Intangible Assets

Goodwill consists of the cost in excess of fair value of the net assets of entities acquired in purchase transactions and is amortized over the expected periods of benefit, which range from 20 to 25 years. On a periodic basis, the Company evaluates goodwill for impairment. In completing this evaluation, the Company compares its best estimates of undiscounted future cash flows with the carrying value of goodwill.

Revenue Recognition

The Company derives most of its revenues from professional service activities. The vast majority of these activities are provided under "time-and-materials" billing arrangements, and revenues, consisting of billed fees and pass-through expenses, are recorded as work is performed and expenses are incurred. Revenues recognized but not yet billed to clients have been recorded as unbilled receivables in the accompanying consolidated balance sheets. The Company obtains retainers from many of its clients in advance of providing professional service. At December 31, 2000 and 1999, retainers of $7.3 million and $435,000 respectively, were excluded from revenues and offset against accounts receivable.

Direct Cost of Revenues

Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues does not include an allocation of overhead costs.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Impact of Adoption of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in the fair value of derivatives to be recorded each period in current earnings or other comprehensive income depending on the type of hedge transaction. The Company will adopt this new accounting standard beginning in January 2001. Management does not anticipate that the adoption of the new Statement will have a significant effect on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of SAB 101 in 2000. The adoption of this pronouncement did not have any impact on the Company's financial position or results of operations.

Reclassification

Amounts in the 1999 and 1998 consolidated statements have been reclassified to conform to the 2000 presentation.

                      FTI Consulting, Inc. and Subsidiaries

2. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

                                                                                                              (unaudited)
                                                                             Year ended December 31,           Pro Forma
                                                                            2000       1999       1998      2000       1999
                                                                          ---------  --------   --------  --------   --------
                                                                                                             (see Note 15)
Numerator used in basic and diluted earnings per common
share
Income before extraordinary item                                           $ 7,954    $ 2,991   $ 2,568   $ 8,280    $ 4,500
Extraordinary item, net of taxes                                            (5,393)      --        --      (5,393)      --
                                                                           -------    -------   -------   -------    -------
Net income                                                                 $ 2,561    $ 2,991   $ 2,568   $ 2,887    $ 4,500
                                                                           -------    -------   -------   -------    -------

Denominator
 Denominator for basic earnings per common share -
 weighted average shares                                                     7,075      4,872     4,725     7,217      6,291

Effect of dilutive securities:
   Warrants                                                                    526        115      --         465        115
   Employee stock options                                                      391         41       352       391         41
                                                                           -------    -------   -------   -------    -------
                                                                               917        156       352       856        156
                                                                           -------    -------   -------   -------    -------
Denominator for diluted earnings per common share -
weighted average shares and assumed conversions                              7,992      5,028     5,077     8,073      6,447
                                                                           =======    =======   =======   =======    =======

Income before extraordinary item per common share, basic                   $  1.12    $  0.61   $  0.54   $  1.15    $  0.72
Extraordinary loss per common share, basic                                   (0.76)      --        --       (0.75)      --
                                                                           -------    -------   -------   -------    -------
Earnings per common share, basic                                           $  0.36    $  0.61   $  0.54   $  0.40    $  0.72
                                                                           =======    =======   =======   =======    =======
Income before extraordinary item per common share, diluted                 $  1.00    $  0.59   $  0.51   $  1.03    $  0.70
Extraordinary loss per common share, diluted                                 (0.68)      --        --       (0.67)      --
                                                                           -------    -------   -------   -------    -------
Earnings per common share, diluted                                         $  0.32    $  0.59   $  0.51   $  0.36    $  0.70
                                                                           =======    =======   =======   =======    =======

                      FTI Consulting, Inc. and Subsidiaries

3.  Supplemental Disclosure of Cash Flow Information

In 2000, the Company purchased the membership interests of Policano & Manzo, L.L.C. for total consideration of $54.9 million. In connection with this acquisition, assets with fair market value of $58.1 million were acquired and liabilities of approximately $3.2 million were assumed. In 1998, the Company purchased three entities for total consideration of $45.6 million. In connection with these 1998 acquisitions, assets with a fair market value of $50.4 million were acquired and liabilities of approximately $4.8 million were assumed.

The Company paid interest of $10.8 million, $4.1 million and $1.0 million, and income taxes of $4.3 million, $2.0 million and $2.9 million during fiscal years 2000, 1999 and 1998, respectively.

4. Acquisitions

Policano & Manzo, L.L.C.

Effective January 31, 2000, the Company acquired the membership interests of Policano & Manzo, L.L.C. ("P&M"). P&M, based in Saddle Brook, New Jersey, is a leader in providing bankruptcy and turnaround consulting services to large corporations, money center banks and secured lenders throughout the U.S. The purchase price totaled approximately $54.9 million, consisting of $48.3 million in cash, 815,000 shares of common stock valued at $5.5 million and acquisition related expenses of $1.1 million. The acquisition was accounted for using the purchase method of accounting and approximately $52.2 million of goodwill was recorded and is being amortized over its estimated useful life of 20 years. The results of operations of P&M are included in the accompanying consolidated statements of income commencing January 31, 2000 and in the accompanying unaudited pro forma consolidated statements of income as if the acquisition was made on January 1, 1999 (See Note 15). The pro forma consolidated results of operations are not necessarily indicative of the results that would have occurred had these transactions been consummated as of the beginning of 1999 or of future operations of the Company.

Kahn Consulting, Inc.

On September 17, 1998, the Company acquired all of the outstanding common stock of Kahn Consulting, Inc., and KCI Management Corp. (collectively, "KCI"). KCI, based in New York, New York, provides strategic advisory, turnaround, bankruptcy and trustee services, as well as litigation consulting services. The purchase price of $20.0 million included an initial payment of $10.0 million in cash, with the remainder evidenced by notes payable bearing interest at 7.5%. The acquisition was accounted for using the purchase method of accounting. At the acquisition date, approximately $17.4 million of goodwill was recorded which is being amortized over its estimated useful life of 20 years. The results of operations of KCI are included in the accompanying consolidated statements of income commencing September 17, 1998.

                      FTI Consulting, Inc. and Subsidiaries

4.  Acquisitions (continued)


S.E.A., Inc.

Effective September 1, 1998, the Company acquired all of the outstanding common stock of S.E.A., Inc. ("SEA"). SEA, based in Columbus, Ohio, provides investigation, research, analysis and quality control services in areas such as distress, product failure, fire and explosion, and vehicle and workplace accidents. The purchase price of $15.6 million included an initial payment of $10.0 million in cash, with the remainder evidenced by notes payable bearing interest at 7.5%. The acquisition was accounted for using the purchase method of accounting. At the acquisition date, approximately $13.6 million of goodwill was recorded which is being amortized over its estimated useful life of 20 years. The results of operations of SEA are included in the accompanying consolidated statement of income commencing September 1, 1998.

Klick, Kent & Allen, Inc.

On June 1, 1998, the Company acquired all of the outstanding common stock of Klick, Kent & Allen, Inc. ("KK&A"). KK&A, based in Alexandria, Virginia, provides strategic and economic consulting to various regulated businesses, advising on such matters as industry deregulation, mergers and acquisitions, rate and cost structures, economic and financial modeling and litigation risk analysis. The initial purchase price of approximately $10.0 million included $6.0 million in cash and $4.0 million evidenced by notes payable bearing interest at 7.5%. Contingent consideration equal to 50% of the excess over $1.0 million of pre-tax earnings of KK&A for 2000 and 2001 will be payable. The acquisition was accounted for using the purchase method of accounting. At the acquisition date, approximately $9.7 million of goodwill was recorded which is being amortized over its estimated useful life of 20 years. The results of operations of KK&A are included in the accompanying consolidated statements of income commencing June 1, 1998. During 2000 and 1999, contingent consideration of $493,000 and $409,000, respectively, was earned and recorded as additional goodwill.

LWG, Inc.

The Company acquired all the outstanding common stock of L.W.G., Inc. effective September 1, 1997, in a transaction that was accounted for using the purchase method of accounting. During the year ended December 31, 2000, additional contingent consideration of $624,000 was paid and recorded as goodwill. In 1999 and 1998, $398,000 and $440,000, respectively, was paid and recorded as goodwill. At December 31, 2000, approximately $3.0 million of goodwill related to the LWG acquisition is being amortized over a 25-year period.

                      FTI Consulting, Inc. and Subsidiaries

5. Long-Term Debt

Debt consists of the following:

                                                                                     December 31
                                                                                2000              1999
                                                                          ----------------------------------
Amounts due under a $80.0 million long-term credit
facility, consisting of an amortizing term loan of
$32.5 million and a $47.5 million revolving credit line,
(of which $28.0 million was drawn at December 31, 2000),
bearing interest at LIBOR plus variable percentages
(8.69% at December 31, 2000). This facility is secured
by substantially all the assets of the Company, and
the unpaid principal matures in varying amounts
through December 31, 2005                                                      $ 60,500          $   --

Amounts due under a $27.0 million long-term credit
facility (net of discount of $36,000), bearing interest at
LIBOR plus variable                                                                --              19,964

Subordinated debentures (net of discount of $848,000)
bearing interest at 9.25% per annum                                                --              12,152


Notes payable to former shareholders of acquired
businesses (net of discount of $169,000)                                           --              10,611
                                                                               --------          --------

Total debt                                                                       60,500            42,727

Less current portion                                                             (4,333)           (1,718)
                                                                               --------          --------

Total long-term debt                                                           $ 56,167          $ 41,009
                                                                               ========          ========

The Company has entered into interest rate swap transactions on the $32.5 million of outstanding amortizing term loans. The swap transactions resulted in exchanging floating LIBOR rates for the fixed rate of 6.64% and expire in three years. The cost is included as a component of interest expense in the accompanying statements of income. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the consolidated financial statements.

                      FTI Consulting, Inc. and Subsidiaries

5.  Long-Term Debt (continued)

Aggregate maturities of debt at December 31, 2000, are as follows:

          2001                                             $   4,333
          2002                                                 4,333
          2003                                                 6,500
          2004                                                 8,667
          2005                                                36,667
                                                           ---------
          Total                                            $  60,500
                                                           =========

The terms of the credit facility prohibit the payment of dividends without the consent of the lender.

The fair value of long-term debt at December 31, 2000 approximates its carrying value.

6.  Warrants

At December 31, 2000, the Company has outstanding warrants to purchase common stock, summarized as follows:

 Year Issued    Number of Shares  Exercise Price Per Share  Expiration Date
-----------------------------------------------------------------------------
     1996            10,000                 $3.22                 May 2001
     1999            20,000                 $3.25            February 2009
     1999            25,000                 $3.00               March 2006
     1999           261,670                 $3.21               March 2010
     1999           115,033                 $3.21               March 2004
     2000           473,238                 $4.44             January 2010
                    -------
                    904,941
                    =======

During 2000 and 1999, the Company issued warrants to purchase 670,404 and 552,539 shares of common stock, respectively.

                      FTI Consulting, Inc. and Subsidiaries

6.  Warrants (continued)

The fair value of the warrants issued in each period was estimated using the Black-Sholes option pricing model, a generally accepted warrant valuation methodology. The following valuation assumptions were used in the calculation of the value of the warrants:

                                        Warrants Issued         Warrants Issued
Assumptions                                 in 2000                 in 1999
-----------                            -----------------       -----------------
Risk free interest rate                             5.5%                   5.5%
Expected dividend yield                               0%                     0%
Expected stock price volatility                    0.647                  0.930
Expected life                                    5 years         4 to 8.8 years
Aggregate fair value                             $ 3,714                $ 1,291

The estimated value of the warrants was recorded as additional paid-in capital, and the related debt was recorded net of the resulting discount.

7.  Stock Option Plans

Prior to 1997, the Company granted certain options to key employees under the 1992 Stock Option Plan. This plan was terminated in 1997 upon the adoption of the 1997 Stock Option Plan ("the 1997 Plan"). The 1997 Plan, provides for the granting to employees and non-employee directors of non-qualified options to purchase an aggregate of up to 3,150,000 shares of common stock. Options to purchase common stock may be granted at prices not less than 50% of the fair market value of the common stock at the date of grant, for a term of no more than ten years. Vesting provisions for individual awards are at the discretion of the Board of Directors.

The following table summarizes the option activity under the Plan for the three-year period ended December 31, 2000:

                                                              2000                      1999                           1998
                                                          Weighted Avg.              Weighted Avg.                 Weighted Avg.
                                                 2000    Exercise Price      1999    Exercise Price      1998      Price  Exercise
                                             ---------   --------------  ----------  --------------  ----------   -----------------
Options outstanding at January 1             2,018,029       $ 7.11      $1,820,829     $ 7.86       1,495,229        $   7.96
Options granted                              1,342,200         6.97         397,500       4.25         565,000            7.73
Options exercised                              (64,467)        5.57              --         --        (217,900)           6.83
Options forfeited                              (31,633)        7.03        (200,300)      8.25         (21,500)           8.92
                                             ---------       ------      ----------     ------       ---------        --------
Options outstanding at December 31           3,264,129       $ 7.11       2,018,029     $ 7.11       1,820,829        $   7.86
                                             =========       ======      ==========     ======       =========        ========

Options exercisable at December 31           1,770,133       $ 7.48      $1,197,591     $ 7.87         674,580        $   7.69
                                             =========       ======      ==========     ======       =========        ========

                      FTI Consulting, Inc. and Subsidiaries

7.  Stock Option Plans (continued)

All options granted have an exercise price equal to or greater than the fair value of the Company's common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2000 ranged from $2.38 to $19.59 as follows:

                                                                  Weighted Average
                                                                     Remaining
                                             Weighted Average     Contractual Life                   Weighted Average
            Range of          Options        Exercise Price of       of Options         Options      Exercise Price of
        Exercise Prices     Outstanding     Options Outstanding     Outstanding       Exercisable   Options Exercisable
        ----------------- ----------------- -------------------- ------------------- -------------- --------------------
         $2.38 - $6.00         855,747            $ 4.65             7.25 years         532,418             $4.72
         $6.12 - $8.50       1,607,966            $ 6.84             8.38 years         573,799             $7.28
         $8.80 - $19.59        800,416            $10.18             6.77 years         663,916             $9.86

Pro Forma Disclosures Required by Statement 123

For the years ended December 31, 2000, 1999 and 1998, pro forma net income and earnings per share information required by Statement 123 has been determined as if the Company had accounted for its stock options using the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                      Year ended December 31,
                                                             2000                1999               1998
                                                       -----------------   -----------------  ------------------
Risk free interest rate                                      5.5%                5.5%               5.5%
Expected dividend yield                                       0%                  0%                 0%
Expected option life                                        4 years            4 years             4 years
Expected stock price volatility                          0.779 - 0.790      0.788 - 0.808       0.667 - 0.767

Weighted average fair value of granted options               $3.13              $2.65               $4.45

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

                      FTI Consulting, Inc. and Subsidiaries

7.  Stock Option Plans (continued)

The following table summarizes pro forma income (loss) and earnings (loss) per share:

                                                                             Year ended December 31,
                                                                    2000           1999            1998
                                                                 -----------------------------------------
Income before extraordinary item, as reported                     $7,954          $2,991          $2,568
Pro forma income before extraordinary item                        $5,196          $1,820          $1,550

Net income, as reported                                           $2,561          $2,991          $2,568
Pro forma net income (loss)                                       $ (197)         $1,820          $1,550

Income before extraordinary item per common share,
  basic, as reported                                              $ 1.12          $ 0.61          $ 0.54
Pro forma income before extraordinary item per
  common share, basic                                             $ 0.73          $ 0.37          $ 0.33

Income before extraordinary item per common share,
  diluted, as reported                                            $ 1.00          $ 0.59          $ 0.51
Pro forma income before extraordinary item per
  common share, diluted                                           $ 0.68          $ 0.36          $ 0.27

Earnings per share common share, basic, as reported               $ 0.36          $ 0.61          $ 0.54
Pro forma earnings (loss) per share common share, basic           $(0.03)         $ 0.37          $ 0.33

Earnings per share common share, diluted, as reported             $ 0.32          $ 0.59          $ 0.51
Pro forma earnings (loss) per share common share, diluted         $(0.03)         $ 0.36          $ 0.27

8.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                              2000             1999
                                                                        -----------------------------------
  Deferred tax assets:
   Allowance for doubtful accounts                                        $       529      $       428
   Accrued vacation and bonus                                                     500              213
                                                                        -----------------------------------
  Total deferred tax assets                                                     1,029              641

    Deferred tax liabilities:
     Use of cash basis for income tax purposes by subsidiary                      350              699
     Goodwill                                                                     610              344
     Capitalized software                                                         447              175
      Other                                                                       159              214
                                                                        -----------------------------------
   Total deferred tax liabilities                                               1,566            1,432
                                                                        -----------------------------------
   Net deferred tax liability                                             $      (537)     $      (791)
                                                                        ===================================

                      FTI Consulting, Inc. and Subsidiaries

8.  Income Taxes (continued)

Income tax expense (benefit), before extraordinary item consisted of the following:

                                                                          Year ended December 31
                                                                    2000             1999          1998
                                                                 ---------------------------------------------
Current:
    Federal                                                      $     4,766       $  1,937       $  2,038
    State                                                              1,405            687            542
                                                                 ---------------------------------------------
                                                                       6,171          2,624          2,580
Deferred (benefit):
    Federal                                                             (145)          (190)          (525)
    State                                                               (109)          (123)          (101)
                                                                 ---------------------------------------------
                                                                        (254)          (313)          (626)
                                                                 ---------------------------------------------
                                                                 $     5,917       $  2,311       $  1,954
                                                                 =============================================


The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                                                           Year Ended December 31,
                                                             ----------------------------------------------------
                                                                  2000            1999               1998
                                                             ----------------------------------------------------
Expected federal income tax provision at 34%                    $  4,716       $    1,803         $   1,537
Expenses not deductible for tax purposes                             557              302               181
State income taxes, net of federal benefit                           732              286               239
Other                                                                (88)             (80)               (3)
                                                             ----------------------------------------------------
                                                                $  5,917       $    2,311         $   1,954
                                                             ====================================================

9.  Operating Leases

The Company leases office space under noncancelable operating leases that expire in various years through 2010. The leases for certain office space contain provisions whereby the future rental payments may be adjusted for increases in maintenance and insurance above specified amounts. The Company also leases certain furniture and equipment in its operations under operating leases having initial terms of less than one year.

Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 2000:

2001                                                            $    3,369
2002                                                                 3,808
2003                                                                 3,478
2004                                                                 2,605
2005                                                                 2,393
Thereafter                                                           8,754
                                                                ----------
Total minimum lease payments                                    $   24,407
                                                                ==========

                      FTI Consulting, Inc. and Subsidiaries

9.  Operating Leases (continued)

Rental expense consists of the following:

                                               Year ended December 31,
                                        2000          1999             1998
                                   --------------------------------------------

Furniture and equipment              $       324    $      392     $      326
Office and storage                         3,556         2,859          1,975
                                     -----------    ----------     ----------
                                     $     3,880    $    3,251     $    2,301
                                     ===========    ==========     ==========

10. Employee Benefit Plans

The Company maintains qualified defined contribution plans and 401(k) plans which cover substantially all employees. Under the plans, participants are entitled to make both pre-tax and after-tax contributions. The Company matches a certain percentage of participant contributions pursuant to the terms of each plan which are limited to a percent of the participant's eligible compensation. Typically, the percentage match is based on each participant's respective years of service and is at the discretion of the Board of Directors. The Company made contributions of $685,000, $344,000 and $233,000 during 2000, 1999 and 1998, respectively, related to these plans.

The Company also maintains an Employee Stock Purchase Plan which covers substantially all employees. Under the Plan, participants are eligible to purchase shares of the Company's common stock at a price that is equal to 85% of the lesser of the fair market value of the stock on the first trading day of the offering period or the last trading day of the offering period. Offering periods commence the first day of each January and July in any particular year. There are 400,000 shares of the Company's common stock issuable under the Plan, of which 246,581 shares have been issued as of December 31, 2000.

11. Extraordinary Loss

In connection with the acquisition of P&M, the Company refinanced its debt during the first quarter of 2000 and retired all long-term debt outstanding at February 4, 2000. In connection with this early extinguishment of debt, the Company wrote off unamortized debt discount and financing fees, incurring an extraordinary loss of $869,000 (net of a $660,000 income tax benefit).

During the fourth quarter of 2000, the Company successfully completed a secondary offering of 4.025 million shares of common stock. The $24.0 million proceeds, net of offering costs, together with internal cash resources, were used to pay-off $30.0 million of subordinated notes issued in connection with the acquisition of P&M. Concurrent with the repayment of the subordinated notes, the Company refinanced its long-term debt to obtain more attractive terms and to reduce interest expense. In connection with the fourth quarter early extinguishment of debt, the Company wrote-off unamortized original issue discount and financing fees and pre-payment penalties cost, resulting in an extraordinary loss of $4.5 million (net of a $2.4 million income tax benefit).

                      FTI Consulting, Inc. and Subsidiaries

12. Segment Reporting

The Company is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation consulting and engineering and scientific investigation, through three distinct operating segments. The Financial Consulting division offers a range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. The Litigation Consulting division provides advice and services in connection with all phases of the litigation process. The Applied Sciences division offers engineering and scientific consulting services, accident reconstruction, fire investigation, equipment procurement and expert testimony regarding intellectual property rights.

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

The following table sets forth unaudited pro forma information on the Company's reportable segments (see Note 15):

                                                Pro Forma Year ended December 31, 2000
                                    -------------------------------------------------------------------
                                        Financial        Applied           Litigation
                                       Consulting        Sciences          Consulting           Total
-------------------------------------------------------------------------------------------------------
Revenues                               $  66,614         $ 39,232            $ 31,357          $137,203
Operating expenses                        39,340           31,963              24,489            95,792
                                       ---------         --------            --------          --------
Segment profit                         $  27,274         $  7,269            $  6,868          $ 41,411
                                       =========         ========            ========          ========

                                                Pro Forma Year ended December 31, 1999
                                    -------------------------------------------------------------------
                                        Financial        Applied           Litigation
                                       Consulting        Sciences          Consulting           Total
-------------------------------------------------------------------------------------------------------
Revenues                               $  41,363         $ 35,693            $ 29,063          $106,119
Operating expenses                        22,804           30,276              20,579            73,659
                                       ---------         --------            --------          --------
Segment profit                         $  18,559         $  5,417            $  8,484          $ 32,460
                                       =========         ========            ========          ========

                      FTI Consulting, Inc. and Subsidiaries

12. Segment Reporting (continued)

                  Pro Forma Year ended December 31,
-------------------------------------------------------------------------------
                                                  2000               1999
-------------------------------------------------------------------------------
Operating Profit:
   Total segment profit                            $ 41,411         $ 32,460
   Corporate general and administrative
     expenses                                        (7,892)          (5,251)
   Depreciation and amortization                     (7,712)          (7,307)
   Interest expense, net                            (11,352)         (12,144)
                                                   --------         --------
   Income before income taxes and
     extraordinary item                            $ 14,455         $  7,758
                                                   ========         ========

The following tables set forth historical information on the Company's reportable segments:

                                                     Year ended December 31, 2000
                               ------------------------------------------------------------------------
                                   Financial          Applied          Litigation
                                  Consulting         Sciences          Consulting           Total
-------------------------------------------------------------------------------------------------------
Revenues                           $  64,175         $ 39,232            $ 31,357          $134,764
Operating expenses                    38,286           31,963              24,489            94,738
                                   ---------         --------            --------          --------
Segment profit                     $  25,889         $  7,269            $  6,868          $ 40,026
                                   =========         ========            ========          ========

                                                     Year ended December 31, 1999
                               ------------------------------------------------------------------------
                                   Financial          Applied          Litigation
                                  Consulting         Sciences          Consulting           Total
-------------------------------------------------------------------------------------------------------
Revenues                           $ 19,851         $ 35,693            $ 29,063          $ 84,607
Operating expenses                   14,489           30,276              20,579            65,344
                                   --------         --------            --------          --------
Segment profit                     $  5,362         $  5,417            $  8,484          $ 19,263
                                   ========         ========            ========          ========


                                                     Year ended December 31, 1998
                               ------------------------------------------------------------------------
                                   Financial          Applied          Litigation
                                  Consulting         Sciences          Consulting           Total
-------------------------------------------------------------------------------------------------------
Revenues                            $  9,264         $ 22,844            $ 26,507          $ 58,615
Operating expenses                     6,696           18,931              18,971            44,598
                                    --------         --------            --------          --------
Segment profit                      $  2,568         $  3,913            $  7,536          $ 14,017
                                    ========         ========            ========          ========

                      FTI Consulting, Inc. and Subsidiaries

12. Segment Reporting (continued)

A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                                           Year ended December 31,
                                                  2000              1999              1998
----------------------------------------------------------------------------------------------
Operating Profit:
   Total segment profit                         $ 40,026          $19,263           $14,017
   Corporate general and administrative
     expenses                                     (7,892)          (5,251)           (5,351)
   Depreciation and amortization                  (7,492)          (4,696)           (2,981)
   Interest expense, net                         (10,771)          (4,014)           (1,163)
                                                ----------------------------------------------
   Income before income taxes and
     extraordinary item                         $ 13,871          $ 5,302           $ 4,522
                                                ==============================================

Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States. Additionally, the Company does not have a single customer that represents ten percent or more of its consolidated revenues.

13.  Quarterly Financial Data (unaudited)

                                                                Quarter ended
                               --------------------------------------------------------------------------------
                                    March 31,      March        June 30,         September        December
                                     2000         31, 2000        2000            30, 2000        31, 2000
                                  Pro Forma
---------------------------------------------------------------------------------------------------------------
Operating revenues                  $33,452       $31,013        $34,585           $33,395         $35,771
Operating expenses                   26,579        25,305         27,965            27,630          29,222
                               --------------------------------------------------------------------------------
Operating income                      6,873         5,708          6,620             5,765           6,549
Non-operating items, net             (2,933)       (2,352)        (3,142)           (3,143)         (2,134)
                               --------------------------------------------------------------------------------
Income before income taxes
and extraordinary item                3,940         3,356          3,478             2,622           4,415
Income taxes                          1,734         1,476          1,530             1,154           1,757
                               --------------------------------------------------------------------------------
Income before
   extraordinary item                 2,206         1,880          1,948             1,468           2,658
Extraordinary loss on early
extinguishment of debt,
   net of taxes                         869           869              -                 -           4,524
                               --------------------------------------------------------------------------------
Net income (loss)                   $ 1,337       $ 1,011        $ 1,948           $ 1,468         $(1,866)
                               ================================================================================
Income before
  extraordinary item per
  common share, basic               $  0.20       $  0.32        $  0.30           $  0.22         $  0.28
                               ================================================================================
Net income (loss) per
   common share, basis              $  0.21       $  0.17        $  0.30           $  0.22         $ (0.20)
                               ================================================================================
Income before
   extraordinary item per
   common share, diluted            $  0.32       $  0.29        $  0.26           $  0.19         $  0.26
                               ================================================================================
Net income (loss) per
   common share, diluted            $  0.19       $  0.16        $  0.26           $  0.19         $ (0.18)
                               ================================================================================
Weighted average shares
   outstanding:
     Basic                            6,385         5,854          6,423             6,536           9,492
                               ================================================================================
     Diluted                          6,931         6,400          7,513             7,736          10,274
                               ================================================================================

                      FTI Consulting, Inc. and Subsidiaries

13.  Quarterly Financial Data (unaudited) - continued

                                                                       Quarter ended
                                     -----------------------------------------------------------------------------------
                                       March 31, 1999         June 30, 1999    September 30, 1999    December 31, 1999
------------------------------------------------------------------------------------------------------------------------
Operating revenues                          $   20,000           $   21,273          $   20,855            $  22,479
Operating expenses                              18,188               18,746              18,696               19,661
                                            ----------           ----------          ----------            ---------
Operating income                                 1,812                2,527               2,159                2,818
Non-operating items, net                          (795)              (1,025)               (989)              (1,205)
                                            ----------           ----------          ----------            ---------
Income before income taxes                       1,017                1,502               1,170                1,613
Income taxes                                       458                  731                 515                  607
                                            ----------           ----------          ----------            ---------

Net income                                  $      559           $      771          $      655            $   1,006
                                            ==========           ==========          ==========            =========

   Net income per common share:
      Basic                                 $      .12           $      .16          $      .13            $     .20
                                            ==========           ==========          ==========            =========
      Diluted                               $      .12           $      .15          $      .13            $     .19
                                            ==========           ==========          ==========            =========
Weighted average shares outstanding:
   Basic                                         4,829                4,829               4,914                4,914
                                            ==========           ==========          ==========            =========
   Diluted                                       4,841                5,010               5,219                5,172
                                            ==========           ==========          ==========            =========

14.  Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

15.  Unaudited Pro Forma Consolidated Statements of Income

As discussed in Note 4, effective January 31, 2000, FTI acquired the membership interests of Policano & Manzo, L.L.C. ("P&M"). The following Unaudited Pro Forma Consolidated Statements of Income are based on historical consolidated financial statements and the historical financial statements of P&M for the periods presented, adjusted to give effect to the acquisition as if had occurred as of January 1, 1999. The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that management believes are reasonable. The Unaudited Pro Forma Consolidated Statements of Income do not purport to represent what the results of operations would actually have been had the acquisition in fact occurred on such date or to project the results of operations for any future date or period.

                     FTI Consulting, Inc. and Subsidiaries

15.  Unaudited Pro Forma Consolidated Statements of Income (continued)

For the year ended December 31, 2000:

                                              -----------------------------------------------------
                                                                   Historical                                Pro
                                              -----------------------------------------------------
                                                   FTI          P&M        Total       Adjustments          Forma
                                              ---------------------------------------------------------------------
                                                               (in thousands, except per share data)
Revenues                                      $  134,764    $   2,439    $ 137,203                        $ 137,203
Direct of cost of revenues                        68,667          892       69,559             58  (1)       69,617
Selling, general and administrative
  expenses                                        36,732          107       36,839                           36,839
Amortization of goodwill                           4,723            -        4,723            217  (2)        4,940
                                              ---------------------------------------------------         ---------
Total costs and expenses                         110,122          999      111,121            275           111,396
                                              ---------------------------------------------------         ---------
Income from operations                            24,642        1,440       26,082           (275)           25,807
Interest expense, net                             10,771            -       10,771            484  (3)       11,352
                                                                                               97  (4)
Income before income taxes and
  extraordinary item                              13,871        1,440       15,311           (856)           14,455
Income taxes                                       5,917            -        5,917            258  (5)        6,175
                                              ---------------------------------------------------         ---------
Income before extraordinary item              $    7,954    $   1,440    $   9,394      $  (1,114)        $   8,280
                                              ===================================================         =========
Weighted average shares outstanding                7,992                     7,992             81  (6)        8,073
                                              ==========                 ========================         =========
Earnings before extraordinary item
   per common share, diluted                  $     1.00                                                  $    1.03
                                              ==========                                                  =========

For the year ended December 31, 1999:

                                              -----------------------------------------------------
                                                                   Historical                                Pro
                                              -----------------------------------------------------
                                                   FTI          P&M        Total       Adjustments          Forma
                                              ---------------------------------------------------------------------
                                                               (in thousands, except per share data)
Revenues                                      $   84,607    $  21,512    $ 106,119                        $ 106,119
Direct of cost of revenues                        44,149        6,898       51,047            702  (1)       51,749
Selling, general and administrative
  expenses                                        28,829          724       29,553                           29,553
Amortization of goodwill                           2,313            -        2,313          2,602  (2)        4,915
                                              ---------------------------------------------------         ---------
Total costs and expenses                          75,291        7,622       82,913          3,304            86,217
                                              ---------------------------------------------------         ---------
Income from operations                             9,316       13,890       23,206         (3,304)           19,902
Interest expense, net                              4,014            -        4,014          6,961  (3)       12,144
                                                                                            1,169  (4)
Income before income taxes                         5,302       13,890       19,192        (11,434)            7,758
Income taxes                                       2,311                     2,311            947  (5)        3,258
                                              ---------------------------------------------------         ---------
Net income                                    $    2,991    $  13,890    $  16,881      $ (12,381)        $   4,500
                                              ===================================================         =========

Weighted average shares outstanding                5,028                     5,028          1,419  (6)        6,447
                                              ==========                 ========================         =========

Earnings per common share, diluted            $     0.59                                                  $    0.70
                                              ==========                                                  =========

                      FTI Consulting, Inc. and Subsidiaries

15.  Unaudited Pro Forma Consolidated Statements of Income (continued)

Notes to Unaudited Consolidated Pro Forma Statements of Income:

     (1) Adjustment to record additional compensation expense for P&M employees. In connection with the acquisition of P&M, the Company entered into four-year employment contracts with the former members of P&M. The pro forma adjustment assumes that the members had received compensation in 1999 as provided for by these employment contracts. These former members previously received distributions of profits in lieu of compensation.

     (2) Adjustment to reflect the amortization of $52.2 million of goodwill recorded upon the acquisition of P&M. This goodwill is being amortized over a 20-year period.

     (3) Adjustment to reflect incremental increases in interest expense resulting from the acquisition of P&M. In February 2000, the Company borrowed $91.0 million to acquire P&M and to refinance $41.2 million of other debt. The average interest rate associated with the $91.0 million of borrowings is approximately 12%, as compared to approximately 8.8% associated with the retired debt.

     (4) Adjustment to record the amortization of deferred financing costs and debt discount arising from the issuance of warrants in connection with the acquisition of P&M. The deferred financing costs and debt discount are being amortized over the average 6.5-year term of the related debt.

     (5) Adjustment to record the pro forma income tax expense for (i) the operations of P&M for which no taxes were provided in the historical financial statements because P&M was organized as an limited liability company, and (ii) the estimated tax effects of pro forma adjustments, all at the combined federal and state statutory income tax rate of approximately 42%.

     (6) Adjustment to record the additional shares of common stock issued in connection with the acquisition of P&M and the related February 2000 debt refinancing. The Company issued 815,000 shares of common stock in connection with the acquisition of P&M and 604,504 shares of common stock in exchange for $2.7 million of outstanding notes.

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2000 (the "Proxy Statement"), pursuant to Regulation 14A with the Securities and Exchange Commission.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

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

                                     PART IV

               ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, EXHIBITS AND SCHEDULES

     1.   FINANCIAL STATEMENTS (See Item 8 hereof.)

          Report of Independent Auditors

          Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999

          Consolidated Statements of Income for the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998

          Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998

          Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998

          Notes to Consolidated Financial Statements

           2.         FINANCIAL STATEMENT SCHEDULES

                      Schedule II -- Valuation and Qualifying Accounts

                      All schedules, other than those outlined below, are omitted as the information is not required or is otherwise furnished.

----------------------------------------------------------------------------------------------------------------------------
                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------------------------------------------------------------------------------------------
                                            FTI Consulting, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------
                                                        (in thousands)
----------------------------------------------------------------------------------------------------------------------------
                COLUMN A                     COLUMN B                 COLUMN C                 COLUMN D         COLUMN E
----------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
----------------------------------------------------------------------------------------------------------------------------
               Description                  Balance at      Charged to      Charged to        Deductions     Balance at End
                                           Beginning of     Costs and         Other                             of Period
                                              Period        Expenses         Accounts
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
         Reserves and allowances deducted from asset accounts:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                   2,225         1,740           9  (2)         1,856  (1)            2,118
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
         Reserves and allowances deducted from asset accounts:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                   2,422           599                            796  (1)            2,225
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
         Reserves and allowances deducted from asset accounts:
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                     902           527       1,048  (2)            55  (1)            2,422
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
(1) Uncollectible accounts written off, net of recoveries.
----------------------------------------------------------------------------------------------------------------------------
(2) Allowance recorded for acquisitions.
----------------------------------------------------------------------------------------------------------------------------

3.     EXHIBITS

      NUMBER     DESCRIPTION

      ------     --------------------------------------------------------------

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

       *10.1     1992 Stock Option Plan, as amended

    ****10.2     1997 Stock Option Plan, as amended

       *10.3 Employment Agreement dated as of January 1, 1996, between Forensic Technologies International Corporation and Jack B. Dunn, IV

       *10.4 Employment Agreement dated as of January 1, 1996, between Forensic Technologies International Corporation and Joseph R. Reynolds, Jr.

   *****10.5     Employee Stock Purchase Plan

       +10.6 Stock Purchase Agreement dated as of June 30, 1998, by and among FTI Consulting, Inc., Klick, Kent & Allen, Inc., and the stockholders named therein

      ++10.7 Stock Purchase Agreement dated as of September 25, 1998, by and among FTI Consulting, Inc., Glenn R. Baker and Dennis A. Guenther

     +++10.8 Stock Purchase Agreement dated as of September 17, 1998, by and among FTI Consulting, Inc., Kahn Consulting, Inc., KCI Management Corp., and the stockholders named therein

    ++++10.9 LLC Membership Interests Purchase Agreement dated as of January 31, 2000, by and among FTI Consulting, Inc., and Michael Policano and Robert Manzo (schedules and exhibits omitted)

   ++++10.10     Credit Agreement dated as of February 4, 2000, by and among FTI
                 Consulting, Inc., and its subsidiaries named therein, Newcourt
                 Commercial Finance Corporation, an affiliate of The CIT Group,
                 Inc., and the other agents and lenders named therein (schedules and exhibits omitted)

   ++++10.11     Investment and Loan Agreement dated as of February 4, 2000, by and among FTI Consulting, Inc., and its subsidiaries named therein, Jack B. Dunn, IV, Stewart J. Kahn, Allied Capital
                 Corporation, and the other lenders named therein (schedules and exhibits omitted)

   ++++10.12     Form of Series A Stock Purchase Warrant dated as of February 4,
                 2000, by and between FTI Consulting, Inc., and each of the lenders named in the above-referenced Investment and Loan
                 Agreement (schedules and exhibits omitted)

       10.13 Credit Agreement dated as of December 22, 2000, among FTI Consulting, Inc. and the lenders and agents named therein (schedules omitted)

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

*** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

**** Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-32160) and incorporated herein by reference.

***** Filed as an exhibit to the Company's Registration Statement on Form S-8
      (File No. 333-30357) and incorporated herein by reference.

+ Filed as an exhibit to the Company's Current Report on Form 8-K filed July 15, 1998, and incorporated herein by reference.

++ Filed as an exhibit to the Company's Current Report on Form 8-K filed October 13, 1998, and incorporated herein by reference.

+++ Filed as an exhibit to the Company's Current Report on Form 8-K filed October 2, 1998, and incorporated herein by reference.

++++ Filed as an exhibit to the Company's Current Report on Form 8-K filed February 15, 2000, and incorporated herein by reference.

(b)   None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 28/th/ day of March, 2001.

                                    FTI CONSULTING, INC.


                                    By:          /s/ Jack B. Dunn, IV
                                          --------------------------------------
                                    Name:            Jack B. Dunn, IV
                                    Title: Chief Executive Officer and
                                           Chairman of the Board

SIGNATURE                                   CAPACITY IN WHICH SIGNED                               DATE
---------                                   ------------------------                               ----
        /s/ Jack B. Dunn, IV                Chairman of the Board and Chief                  March 28, 2001
------------------------------------
          Jack B. Dunn, IV                    Executive Officer (principal
                                              executive officer)

         /s/ Stewart J. Kahn                President, Chief Operating                       March 28, 2001
------------------------------------
           Stewart J. Kahn                    Officer and Director

       /s/ Theodore I. Pincus               Executive Vice President, Chief                  March 29, 2000
-----------------------------
         Theodore I. Pincus                   Financial Officer and Secretary
                                              (principal financial accounting officer)

       /s/ Denis J. Callaghan               Director                                         March 28, 2001
------------------------------------
         Denis J. Callaghan

       /s/ James A. Flick, Jr.              Director                                         March 28, 2001
------------------------------------
         James A. Flick, Jr.

        /s/ Peter F. O'Malley               Director                                         March 28, 2001
------------------------------------
          Peter F. O'Malley

      /s/ Dennis J. Shaughnessy             Director                                         March 28, 2001
------------------------------------
        Dennis J. Shaughnessy

        /s/ George P. Stamas                Director                                         March 28, 2001
------------------------------------
          George P. Stamas