Form 10-K/A
period 2000-12-31
FTI CONSULTING INC
filed 2001-04-18
CIK 887936

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                      Commission file number:  001-14875

                             FTI CONSULTING, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                Maryland                                    52-1261113
       -------------------------------        ---------------------------------
       (State or Other Jurisdiction of        (IRS Employer Identification No.)
       Incorporation or Organization)

          2021 Research Drive, Annapolis, Maryland             21401
          -------------------------------------------------------------
          (Address of Principal Executive Offices)           (Zip Code)

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

Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares of Registrant's Common Stock outstanding on March 20, 2001 is 10,623,814.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average sales price of the Registrant's Common Stock on March 20, 2001 was $109,895,000*.

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

     This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 corrects the exhibit index and adds two exhibits.

                                    PART IV

              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, EXHIBITS AND SCHEDULES

     3.   EXHIBITS

        NUMBER       DESCRIPTION
        ------       -------------------------------------------------------

         *3.1 Amended and Restated Articles of Incorporation of FTI Consulting, Inc.

          3.2        Bylaws of FTI Consulting, Inc., as amended and restated

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

        10.13 Credit Agreement dated as of December 22, 2000, among FTI Consulting, Inc. and the lenders and agents named therein (schedules and exhibits omitted)

        10.14 First Amendment to Credit Agreement dated as of February 23, 2001, among FTI Consulting, Inc. and the lenders and agents named therein

    +++++11.0        Computation of Earnings Per Share (included in Note 2 to
                     the Consolidated Financial Statements included in Item 8 herein)

    +++++21.0        Schedule of Subsidiaries

         23.0        Consent of Ernst & Young LLP

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

+++++ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized this April 18, 2001.

                                    FTI CONSULTING, INC.


                                    By:      /s/ Theodore I. Pincus
                                         --------------------------------------
                                         Theodore I. Pincus
                                         Executive Vice President and
                                         Chief Financial Officer