Form 10-Q
period 2001-03-31
FTI CONSULTING INC
filed 2001-05-07
CIK 887936

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                               Outstanding at May 7, 2001
------------------------                 --------------------------
Common Stock, par value                           11,292,624
  $.01 per share

                             FTI CONSULTING, INC.
                             --------------------

                                     INDEX

                                                                            Page
                                                                            ----
PART I         FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets - December 31, 2000 and
                  March 31, 2001                                              3

                Consolidated Statements of Income - Three months ended
                  March 31, 2000 and three months ended March 31, 2001,
                  Pro Forma Consolidated Statement of Income -Three months
                  ended March 31, 2000                                        5

                Consolidated Statements of Cash Flows - Three months ended
                  March 31, 2000 and three months ended March 31, 2001        6

                Notes to Unaudited Consolidated Financial Statements
                  -March 31, 2001                                             7

Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition                 12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    15

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                             16

Item 2.        Changes in Securities                                         16

Item 3.        Defaults Upon Senior Securities                               16

Item 4.        Submission of Matters to a Vote of Security Holders           16

Item 5.        Other Information                                             16

Item 6.        Exhibits and Reports on Form 8-K                              16

SIGNATURES

Part I.  Financial Information

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
         (in thousands of dollars, except per share and share amounts)

                                                                              December 31,           March 31,
                                                                                  2000                  2001
                                                                          ----------------------------------------
                                                                                (audited)           (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                           $  3,235             $  2,528
 Accounts receivable, less allowance of $1,321 in 2000 and $1,289
  in 2001                                                                              20,380               19,118
 Unbilled receivables, less allowance of $797 in 2000 and $955 in 2001                 11,952               15,604
 Income taxes recoverable                                                               1,317                    -
 Deferred income taxes                                                                  1,029                1,029
 Prepaid expenses and other current assets                                              1,924                2,064
                                                                          ----------------------------------------
Total current assets                                                                   39,837               40,343

Property and equipment:
 Furniture, equipment and software                                                     20,977               21,178
 Leasehold improvements                                                                 4,560                4,577
                                                                          ----------------------------------------
                                                                                       25,537               25,755

Accumulated depreciation and amortization                                             (12,382)             (12,702)
                                                                          ----------------------------------------
                                                                                       13,155               13,053

Goodwill, net of accumulated amortization of $8,196 in 2000 and
 $9,448 in 2001                                                                        91,971               91,326
Other assets                                                                            1,168                  911
                                                                          ----------------------------------------
Total assets                                                                         $146,131             $145,633
                                                                          ========================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
         (in thousands of dollars, except per share and share amounts)

                                                                          December 31,             March 31,
                                                                              2000                   2001
                                                                       -----------------------------------------
                                                                            (audited)              (unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                        $  4,325             $   2,473
  Accrued compensation expense                                                   10,339                 7,981
  Income taxes payable                                                                -                 1,377
  Deferred income taxes                                                             500                   500
  Current portion of long-term debt                                               4,333                 4,333
  Other current liabilities                                                         177                   219
                                                                       -----------------------------------------
Total current liabilities                                                        19,674                16,883

Long-term debt, less current portion                                             56,167                54,083
Other long-term liabilities                                                         600                 1,345
Deferred income taxes                                                             1,066                 1,066
Commitments and contingent liabilities                                                -                     -

Stockholders' equity:
  Preferred stock, $.01 par value; 4,000,000 shares authorized, none
   outstanding                                                                        -                     -
  Common stock, $.01 par value; 16,000,000 shares authorized;
   10,567,447 and 10,625,814 shares issued and outstanding in 2000
   and 2001, respectively                                                           106                   106
  Additional paid-in capital                                                     53,951                54,457
  Retained earnings                                                              14,567                18,400
  Accumulated other comprehensive income (loss)                                       -                  (707)
                                                                       -----------------------------------------
Total stockholders' equity                                                       68,624                72,256
                                                                       -----------------------------------------
Total liabilities and stockholders' equity                                     $146,131             $ 145,633
                                                                       =========================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Statements of Income
               (in thousands of dollars, except per share data)


                                                                                       Three months ended March 31,
                                                                             2000                   2000                  2001
                                                                            Actual             Pro Forma/(1)/            Actual
                                                                          -----------          --------------          -----------
                                                                          (unaudited)           (unaudited)            (unaudited)
 Revenues                                                                 $   31,013           $       33,452          $    41,475

 Direct cost of revenues                                                      15,375                   16,283               21,806
 Selling, general and administrative expenses                                  8,914                    9,063               10,307
 Amortization of goodwill                                                      1,016                    1,233                1,252
                                                                          -----------          --------------          -----------
                                                                              25,305                   26,579               33,365
                                                                          -----------          --------------          -----------

 Income from operations                                                        5,708                    6,873                8,110

 Other income (expense):
    Interest income                                                               40                       40                   52
    Interest expense                                                          (2,392)                  (2,973)              (1,495)
                                                                          -----------          --------------          -----------
                                                                              (2,352)                  (2,933)              (1,443)
                                                                          -----------          --------------          -----------
 Income before income taxes and extraordinary item                             3,356                    3,940                6,667

 Income taxes                                                                  1,476                    1,734                2,834
                                                                          -----------          --------------          -----------

 Income before extraordinary item                                              1,880                    2,206                3,833

 Extraordinary loss on early extinguishment of debt,
    net of income taxes of $660                                                  869                      869                    -
                                                                          -----------          --------------          -----------

 Net income                                                               $    1,011           $        1,337          $     3,833
                                                                          ==========           ==============          ===========

 Income before extraordinary item per common share, basic                 $     0.32           $         0.35          $      0.36
                                                                          ==========           ==============          ===========

 Earnings per common share, basic                                         $     0.17           $         0.20          $      0.36
                                                                          ==========           ==============          ===========

 Income before extraordinary item per common share, diluted               $     0.29           $         0.32          $      0.32
                                                                          ==========           ==============          ===========

 Earnings per common share, diluted                                       $     0.16           $         0.19          $      0.32
                                                                          ==========           ==============          ===========

(1) Pro forma assumes the acquisition of P&M occurred on January 1, 2000. See Note 6.



See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                           (in thousands of dollars)

                                                                                     Three months ended March 31,
                                                                                        2000               2001
                                                                                     ----------------------------
                                                                                             (unaudited)
Operating activities
Net income                                                                           $  1,011            $  3,833
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Extraordinary loss on early extinguishment
     of debt, before income taxes                                                       1,529                   -
   Amortization of goodwill                                                             1,016               1,252
   Depreciation and other amortization                                                    632                 914
   Provision for doubtful accounts                                                        455                 126
   Other                                                                                  193                 152
   Changes in operating assets and liabilities:
     Accounts receivable, billed and unbilled                                          (6,235)             (2,516)
     Prepaid expenses and other current assets                                           (364)               (140)
     Accounts payable and accrued expenses                                               (438)             (1,852)
     Accrued compensation expense                                                        (243)             (2,358)
     Income taxes recoverable/payable                                                     563               2,694
     Other current liabilities                                                            605                 (10)
                                                                                     ----------------------------
Net cash (used in) provided by operating activities                                    (1,276)              2,095

Investing activities
Purchase of property and equipment                                                       (642)               (815)
Proceeds from sale of property and equipment                                               47                   -
Contingent payments to LWG                                                                (51)                (90)
Acquisition of P&M, including acquisition costs                                       (54,905)               (516)
Change in other assets                                                                    219                 202
                                                                                     ----------------------------
Net cash used in investing activities                                                 (55,332)             (1,219)

Financing activities
Issuance of common shares                                                               8,402                 506
Payments of long-term debt                                                            (43,503)             (2,084)
Repurchase of detachable stock warrants                                                  (277)                  -
Payment of financing fees                                                              (3,406)                 (5)
Borrowings under long-term debt arrangements                                           92,733                   -
Payments of other long-term liabilities                                                   (27)                  -
                                                                                     ----------------------------
Net cash used in financing activities                                                  53,922              (1,583)
                                                                                     ----------------------------

Net decrease in cash and cash equivalents                                              (2,686)               (707)
Cash and cash equivalents at beginning of period                                        5,046               3,235
                                                                                     ----------------------------
Cash and cash equivalents at end of period                                           $  2,360            $  2,528
                                                                                     ============================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                                March 31, 2001
       (dollars in tables expressed in thousands, except per share data)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The pro forma information included in the Consolidated Statements of Income for the three months ended March 31, 2000 is presented to give effect to the January 31, 2000 acquisition of Policano & Manzo, L.L.C. and related financing assuming the transactions occurred on January 1, 2000 (see Note 6). The pro forma information is not necessarily indicative of the operating results that would have been achieved had the transactions actually occurred on January 1, 2000, nor is it necessarily indicative of future operations.

2.   Adoption of Recent Accounting Pronouncement - Derivative Financial
     Instruments

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Upon adoption of the Statement on January 1, 2001, the Company maintained interest rate swap agreements in the notional amounts of $32.5 million related to outstanding term loans. The interest rate swaps effectively fix the rate of interest on a portion of the Company's floating rate term loans, and are settled as the related term notes mature. The adoption of Statement 133 on January 1, 2001 results in the cumulative effect of an accounting change of $328,000 charged to other comprehensive loss.

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                          March 31, 2001 (continued)
       (dollars in tables expressed in thousands, except per share data)


3.   Stockholders' Equity


                                                                                    Accumulated
                                                             Additional                Other
                                                     Common   Paid-in    Retained  Comprehensive
                                                     Stock    Capital    Earnings  Income (Loss)     Total
                                                     -------------------------------------------------------
Balance at January 1, 2001                            $ 106    $ 53,951  $ 14,567  $         -     $ 68,624

Issuance of 54,267 shares of common stock
 under Employee Stock Purchase Plan                       -         473                                 473
Exercise of options to purchase 4,100 shares
 of common stock                                          -          33                                  33

Comprehensive Income:
 Cumulative effect on prior years of changing to a
  different method of accounting for interest rate
  swaps (Note 2)                                                                          (348)        (348)
 Other comprehensive loss - change in fair value of
  interest rate swaps                                                                     (359)        (359)
 Net income for the three months
  ended March 31, 2001                                                      3,833                     3,833
                                                                                                   --------
 Total comprehensive income                                                                           3,126

                                                     -------------------------------------------------------
Balance at March 31, 2001                             $ 106    $ 54,457  $ 18,400  $      (707)    $ 72,256
                                                     =======================================================

4.   Income Taxes

The income tax provisions for interim periods in 2001 and 2000 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $2.8 million for the three-month period ended March 31, 2001 consists of federal and state income taxes. The effective income tax rate in 2001 is expected to be approximately 42.5%. This rate is higher than the statutory federal income tax rate of 34% due principally to state and local taxes and the effects of non-deductible goodwill recorded in connection with certain acquisitions.

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                          March 31, 2001 (continued)
       (dollars in tables expressed in thousands, except per share data)


5.   Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

                                                                Pro Forma
                                                               Three months                      Actual
                                                                  ended                    Three months ended
                                                                March 31,                      March, 31
                                                                   2000                     2000         2001
                                                              --------------            ------------------------
Numerator used in basic and diluted earnings
  per common share:

Income before extraordinary item                              $       2,206             $   1,880   $     3,833
Extraordinary item, net of taxes                                        869                   869             -
                                                              --------------            ----------  ------------

Net income                                                    $       1,337             $   1,011   $     3,833
                                                              ==============            ==========  ============

Denominator:

Denominator for basic earnings per common share
  -- weighted average shares                                          6,385                 5,854        10,622

Effect of dilutive securities:
   Warrants                                                             357                   357           589
   Employee stock options                                               189                   189           799
                                                              --------------            ----------  ------------
                                                                        546                   546         1,388
                                                              --------------            ----------  ------------
Denominator for diluted earnings per common
share -- weighted average shares and effect of
dilutive securities                                                   6,931                 6,400        12,010
                                                              ==============            ==========  ============

Income before extraordinary item per common
share, basic                                                  $        0.35             $    0.32   $      0.36

Extraordinary loss per common share, basic                            (0.15)                (0.15)            -
                                                              --------------            ----------  ------------

Earnings per common share, basic                              $        0.20             $    0.17   $      0.36
                                                              ==============            ==========  ============

Income before extraordinary item per common
share, diluted                                                $        0.32             $    0.29   $      0.32

Extraordinary loss per common share, diluted                          (0.13)                (0.13)            -
                                                              --------------            ----------  ------------

Earnings per common share, diluted                            $        0.19             $    0.16   $      0.32
                                                              ==============            ==========  ============

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                          March 31, 2001 (continued)
       (dollars in tables expressed in thousands, except per share data)


6.   Acquisition of Policano & Manzo, L.L.C.

Effective on January 31, 2000, the Company acquired the membership interests of Policano & Manzo, L.L.C. ("P&M"). P&M, based in Saddlebrook, New Jersey, is a leader in providing bankruptcy and turnaround consulting services to large corporations, money center banks and secured lenders throughout the U.S. The original purchase price totaled approximately $54.9 million, consisting of $48.3 million in cash, 815,000 shares of common stock valued at $5.5million and acquisition related expenses of $1.1 million. In January 2001, the Company recorded additional purchase price of $516,000 upon the resolution of certain contingencies in the purchase agreement. The acquisition was accounted for using the purchase method of accounting and approximately $52.7 million of goodwill was recorded and is being amortized over its estimated useful life of 20 years. The results of operations of P&M are included in the accompanying consolidated statements of income commencing January 31, 2000 and in the accompanying unaudited pro forma consolidated statement of income as if the acquisition was made on January 1, 2000. The pro forma consolidated results of operations are not necessarily indicative of the results that would have occurred had these transactions been consummated as of the beginning of 2000 or of future operations of the Company.

7.   Segment Reporting

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

The following table sets forth unaudited pro forma information on the Company's reportable segments (see Note 6):

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                          March 31, 2001 (continued)
       (dollars in tables expressed in thousands, except per share data)


7. Segment Reporting (continued)

                                    Pro forma three months ended March 31, 2000
                               ------------------------------------------------------
                                Financial       Applied       Litigation
                                Consulting      Sciences      Consulting       Total
-------------------------------------------------------------------------------------
Revenues                           $14,957        $9,984          $8,510      $33,451
Operating expenses                   8,233         8,026           6,355       22,614
                                   -------        ------          ------      -------
Segment profit                     $ 6,724        $1,958          $2,155      $10,837
                                   =======        ======          ======      =======


The following table sets forth historical information on the Company's reportable segments:


                                         Three months ended March 31, 2000
                               ------------------------------------------------------
                                Financial       Applied       Litigation
                                Consulting      Sciences      Consulting       Total
-------------------------------------------------------------------------------------
Revenues                           $12,519        $9,984          $8,510      $31,013
Operating expenses                   7,180         8,026           6,355       21,561
                                   -------        ------          ------      -------
Segment profit                     $ 5,339        $1,958          $2,155      $ 9,452
                                   =======        ======          ======      =======

                                         Three months ended March 31, 2001
                               ------------------------------------------------------
                                Financial       Applied       Litigation
                                Consulting      Sciences      Consulting       Total
-------------------------------------------------------------------------------------
Revenues                           $24,213       $10,210          $7,052      $41,475
Operating expenses                  14,522         8,468           6,094       29,084
                                   -------       -------          ------      -------
Segment profit                     $ 9,691       $ 1,742          $  958      $12,391
                                   =======       =======          ======      =======


A RECONCILIATION OF SEGMENT PROFIT FOR ALL SEGMENTS TO INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM IS AS FOLLOWS:

                                                   Three Months ended March 31,
                                              Pro Forma     Historical     Historical
                                                 2000          2000           2001
-------------------------------------------------------------------------------------
Operating Profit:
 Total segment profit                           $10,837      $ 9,452         $12,391
 Corporate general and administrative
  expenses                                       (2,095)      (2,096)         (2,115)

 Depreciation and amortization                   (1,869)      (1,648)         (2,166)
 Interest expense, net                           (2,933)      (2,352)         (1,443)
                                                -------      -------         -------
 Income before income taxes and
  extraordinary item                            $ 3,940      $ 3,356         $ 6,667
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

FTI Consulting, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

FTI Consulting, Inc. (the "Company" or "FTI") is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support and engineering and scientific investigation. Our Financial Consulting division, which accounted for 58% of our first quarter 2001 revenues and was our most profitable division, offers a broad range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. Our Litigation Consulting division, which accounted for 17% of our first quarter 2001 revenues, provides advice and services in connection with all phases of the litigation process. Our Applied Sciences division, which accounted for 25% of our first quarter 2001 revenues, offers forensic engineering and scientific investigation services, accident reconstruction, fire investigation and expert testimony regarding intellectual property rights.

Revenues generated by our business divisions consist primarily of fees for our professional services. We charge our professionals' time at hourly rates, which vary from professional to professional, based on the professional's position, experience and expertise. We also directly bill our clients for services provided by our independent consultants. We recognize revenues for the production of our work product, including static graph boards, color copies and digital video production and fees for use of our equipment and facilities. We also pass through our out-of-pocket expenses, such as our cost of recruiting subjects and participants for research surveys and mock trial activities and our travel. We recognize revenues in the period when the service is provided. Retainers received from clients are excluded from revenue and offset against accounts receivable.

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients.

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing and corporate overhead expenses. In the first quarter of 2001, selling, general and administrative expenses accounted for about 24.9% of revenues. Our corporate overhead costs, which are included in selling, general and administrative expenses, represented about 5.1% of first quarter 2001 revenues.

We are organized into three distinct operating segments that contribute to the overall performance of our company. As such, we evaluate segment performance and allocate resources based on the operating income before depreciation and amortization, corporate general and administrative expenses and income taxes for each division. In the first quarter of 2001, our Financial Consulting division accounted for 78.2% of our operating income, while our Litigation Consulting division accounted for 7.7% and our Applied Sciences division accounted for 14.1%.

On March 31, 2001, we had about $91.3 million of unamortized goodwill, which we are amortizing over 20 to 25 year periods. Annual goodwill amortization is approximately $5.0 million. Approximately $14.5 million of our unamortized goodwill is not deductible for tax purposes. Consequently, our effective tax rate for 2001 is anticipated to be 40.5% before amortization of goodwill and 42.5% after amortization of goodwill.

Recent Acquisition

On February 4, 2000, we acquired Policano & Manzo, L.L.C. ("P&M") as further described in Note 6 of "Notes to Consolidated Financial Statements." P&M, based in Saddle Brook, New Jersey, specializes in providing financial restructuring, advisory and forensic accounting services to the workout and bankruptcy community. These services are provided on a nationwide basis to financially distressed businesses, creditors, investors and other interested parties. The purchase price totaled $54.9 million, consisting of $48.3 million in cash, 815,000 shares of our common stock valued at $5.5 million and acquisition-related expenses of $1.1 million.

Results of Operations

Three Months Ended March 31, 2001 and March 31, 2000

Revenues. Total revenues for the three months ended March 31, 2001 increased 33.9% to $41.5 million from $31.0 million for the three months ended March 31, 2000, or 23.9% based on pro forma revenues of $33.5 million for the first quarter of 2000 including the P&M acquisition. Our Financial Consulting division's revenues grew by 93.6% to $24.2 million from $12.5 million, or 61.3% on a pro forma basis from $15.0 million including the P&M acquisition, as a result of the continuing strong demand for our financial consulting services. Our Litigation Consulting division's revenues decreased 16.5% to $7.1 million in the first quarter of 2001 from $8.5 million in the first quarter of 2000 primarily as a result of an unusual number of trials that were deferred or cancelled due to settlement or settlement discussions. Management continues to monitor this business segment closely. The division has taken significant steps to contain costs while developing the New York market and began to see improving results toward the end of the quarter. Our Applied Sciences division experienced 2.0% revenue growth in the first quarter of 2001 to $10.2 million from $10.0 million in the first quarter of 2000.

Direct Cost of Revenues. Direct cost of revenues was 52.6% of our total revenues in the first quarter of 2001 and 49.6% in the first quarter of 2000. The reduction in gross margin in 2001 resulted primarily from decreased productivity in the Litigation Consulting division, coupled with differences in sales mix in the Applied Sciences division in the first quarter of 2001 from its unusually profitable first quarter of 2000, and the unusually high gross margin in the Financial Consulting division in the first quarter of 2000 due to the temporary over-utilization of employees in that division to meet demand in the short term. Since that time, the work force in that division has increased to address the continuing demand at more realistic and sustainable utilization rates.

Selling, General and Administrative Expenses. These expenses were 24.9% of total revenues in the first quarter of 2001, 28.7% in 2000 and 27.1% on a pro forma basis in 2000. The decrease in 2001 was primarily attributable to the growth of the Financial Consulting division, which has a lower ratio of selling, general and administrative expenses to revenues than the Litigation Consulting and Applied Sciences divisions.

Amortization of Goodwill. Amortization of goodwill in the first quarter of 2001 and 2000 remained approximately the same on a pro forma basis. We discuss goodwill amortization further in "Future Assessment of Recoverability and Impairment of Goodwill" below.

Other Income and Expenses. Interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest expense decreased substantially in the first quarter of 2001 compared to 2000 as we used the proceeds of our equity offering to repay $30.0 million of debt and refinanced our remaining debt in late 2000.

Income Taxes. Our effective tax rate decreased to 42.5% in the first quarter of 2001 from 44.0% in 2000, principally from the reduced effect of non-deductible goodwill amortization. Approximately $14.5 million of our unamortized goodwill is not deductible for tax purposes. Consequently, our effective tax rate for 2001 is anticipated to be 40.5% before amortization of goodwill and 42.5% after amortization of goodwill.

Extraordinary Item, net of Taxes. As a result of the write-off of unamortized debt discount and deferred financing costs associated with the debt that we refinanced on February 4, 2000, we had an $869,000 loss on early extinguishment of debt, net of taxes, in the first quarter of 2000.

Future Assessment of Recoverability and Impairment of Goodwill

In connection with our various acquisitions, we recorded goodwill, which we are amortizing on a straight-line basis over periods of 20 to 25 years. These are the periods during which we estimate we will benefit from this goodwill. At March 31, 2001, unamortized goodwill was $91.3 million, or 62.7% of our total assets and 126.4% of our stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. We have determined the period for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability, growth trends of the acquired companies and the relative lengths of time these companies have been in existence.

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

Liquidity and Capital Resources

In the first quarter of 2001, we generated $2.1 million of cash flow from our operations, compared to cash used in operations of $1.3 million in the first quarter of 2000. We attribute this increase in cash flow primarily to two factors: (1) the significant increase in net income this quarter compared to the first quarter of 2000 (prior to the extraordinary item of $1.5 million before taxes in 2000), plus depreciation, amortization and other non-cash charges; and
(2) net working capital increased by only $4.2 million in the first quarter of 2001 compared to an increase of $6.1 million in the first quarter of 2000.

During the first quarter of 2001, we spent $815,000 for additions to property and equipment. We had no unusual material commitments for the acquisition of property and equipment at March 31, 2001.

In the fourth quarter of 2000, we completed a public offering of 4.025 million shares of common stock. We used the net proceeds and our other financial resources to repay the $30.0 million senior subordinated notes that we issued on February 4, 2000. In December 2000, we refinanced our $61.0 million term loan and the $7.5 million revolving credit facility. Our new credit facility consists of an amortizing term loan of $32.5 million, of which $31.4 million was outstanding at March 31, 2001, and a $47.5 million revolving credit line, of which $27.0 million was outstanding at March 31, 2001. The new credit facility bears interest at LIBOR plus 2.25%, which will decline if our leverage ratio improves.

The new credit facility is secured by all of our assets. Under this facility, we are required to comply with various specified financial covenants related to our operating performance at the end of each quarter, and the payment of dividends is restricted. We believe we will be in compliance with all loan covenants throughout 2001. In connection with the new credit facility, we obtained interest rate protection, through interest rate swaps, on the $32.5 million term loan.

The Company expects that available cash and credit facilities will be sufficient to meet its normal operating requirements in the near term.

Effect of Recent Accounting Pronouncements

As of January 1, 2001, the Company adopted the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of the adoption of Statement 133, the Company recognizes derivative financial instruments in the consolidated financial statements at fair value. The Company has entered into interest rate swap transactions to hedge the floating interest rates on its long-term amortizing term loans, totaling $31.4 million at March 31, 2001. The swap transactions resulted in exchanging floating LIBOR rates for a fixed rate of 6.63% and 6.65%, and expire in three years. The changes in the fair value of the swaps are recorded in other comprehensive income, net of deferred taxes. The adoption of Statement No.133, resulted in a cumulative effect of an accounting change of $348,000, net of tax benefits of $257,000, as other accumulated comprehensive income shown in the Statement of Stockholders' Equity in Note 3 to Notes to Consolidated Financial Statements (unaudited). Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the financial position or results of operations of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2001, the Company had $58.4 million in long-term debt. As discussed in Note 2 to the Consolidated Financial Statements (unaudited), $31.4 million of long-term debt was hedged with interest rate swaps, effectively fixing the interest rate at 6.63% and 6.65%. This debt bears interest at variable percentages above LIBOR, currently 2.25%, as determined by the credit agreement.

Therefore, at March 31, 2001, the remaining $27.0 million of the Company's long-term debt bears interest at variable rates. The Company's earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings and assuming a hypothetical 200 basis point increase in interest rates under the Company's long-term bank credit facility for one year, the Company's annual interest expense would increase by approximately $540,000 and net income would decrease by approximately $280,000.

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

Item 2. Changes in Securities

The Company recently modified its bylaw provisions regarding stockholder proposals presented to the Company otherwise than in compliance with Rule 14a-8 of Regulation 14A under the Securities Exchange Act of 1934, as amended. Generally, such stockholder proposals must be presented by the stockholder to the Company no earlier than 120 days and no later than 90 days before the mailing date of the proxy materials for the previous year's annual meeting of stockholders. The Company also modified its bylaw provisions to provide that for a stockholder to request a special meeting of the Company's stockholders, in addition to the other requirements set forth in the Company's bylaws, such stockholder must be entitled to cast at least 50% of all votes entitled to be cast at the meeting.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FTI CONSULTING, INC.


Date: May 7, 2001             By /s/ Theodore I. Pincus
                                 ----------------------
                              THEODORE I. PINCUS
                              Executive Vice President, Chief Financial Officer
                              (principal financial and accounting officer) and
                              Secretary