Form 10-Q
period 2001-06-30
FTI CONSULTING INC
filed 2001-08-02
CIK 887936

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                  Outstanding at August 2, 2001
-----------------------                        ----------------------------
Common Stock, par value                                 12,309,924
  $.01 per share

                             FTI CONSULTING, INC.
                             --------------------

                                     INDEX

                                                                                   Page
                                                                                   ----
PART I         FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets - December 31, 2000 and
                June 30, 2001                                                        3

               Consolidated Statements of Income - Three months ended
                June 30, 2000 and three months ended June 30, 2001                   5

               Consolidated Statements of Income - Six months ended
                June 30, 2000, six months ended June 30, 2001, and
                Pro Forma Consolidated Statements of Income - Six months
                ended June 30, 2000                                                  6

               Consolidated Statements of Cash Flows - Six months ended
                June 30, 2000 and six months ended June 30, 2001                     7

               Notes to Unaudited Consolidated Financial Statements
                - June 30, 2001                                                      8

Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition                        15

Item 3.        Quantitative and Qualitative Disclosures About Market Risk           19

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                    20

Item 2.        Changes in Securities                                                20

Item 3.        Defaults Upon Senior Securities                                      20

Item 4.        Submission of Matters to a Vote of Security Holders                  20

Item 5.        Other Information                                                    21

Item 6.        Exhibits and Reports on Form 8-K                                     21

SIGNATURES                                                                          22

Part I.  Financial Information

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
         (in thousands of dollars, except per share and share amounts)

                                                                          December 31,           June 30,
                                                                             2000                  2001
                                                                        ------------------------------------
                                                                           (audited)            (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                  $  3,235             $  2,473
 Accounts receivable, less allowance of $1,321 in 2000 and $1,104
  in 2001                                                                     20,380               20,736
 Unbilled receivables, less allowance of $797 in 2000 and $823 in
  2001                                                                        11,952               15,492
 Income taxes recoverable                                                      1,317                  274
 Deferred income taxes                                                         1,029                1,029
 Prepaid expenses and other current assets                                     1,924                2,361
                                                                            -----------------------------
Total current assets                                                          39,837               42,365

Property and equipment:
 Furniture, equipment and software                                            20,977               20,494
 Leasehold improvements                                                        4,560                4,659
                                                                            -----------------------------
                                                                              25,537               25,153

Accumulated depreciation and amortization                                    (12,382)             (12,267)
                                                                            -----------------------------
                                                                              13,155               12,886

Goodwill, net of accumulated amortization of $8,196 in 2000 and
 $10,703 in 2001                                                              91,971               90,178
Other assets                                                                   1,168                  858
                                                                            -----------------------------
Total assets                                                                $146,131             $146,287
                                                                            =============================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
         (in thousands of dollars, except per share and share amounts)

                                                                          December 31,        June  30,
                                                                              2000              2001
                                                                   ----------------------------------------
                                                                         (audited)          (unaudited)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                             $          4,325        $     3,735
 Accrued compensation expense                                                10,339              9,207
 Deferred income taxes                                                          500                500
 Current portion of long-term debt                                            4,333              4,333
 Other current liabilities                                                      177                258
                                                                   -----------------------------------
Total current liabilities                                                    19,674             18,033

Long-term debt, less current portion                                         56,167             41,000
Other long-term liabilities                                                     600              1,236
Deferred income taxes                                                         1,066              1,066
Commitments and contingent liabilities                                            -                  -

Stockholders' equity:
 Preferred stock, $.01 par value; 4,000,000 shares authorized in
  2000 and 5,000,000 shares authorized in 2001, none outstanding                  -                  -
 Common stock, $.01 par value; 16,000,000 shares authorized in
  2000 and 45,000,000 shares authorized in 2001; shares issued and
  outstanding 10,567,447 in 2000 and 12,190,487 in 2001                         106                122
 Additional paid-in capital                                                  53,951             62,891
 Retained earnings                                                           14,567             22,577
 Accumulated other comprehensive income (loss)                                    -               (638)
                                                                   -----------------------------------
Total stockholders' equity                                                   68,624             84,952
                                                                   -----------------------------------
Total liabilities and stockholders' equity                         $        146,131        $   146,287
                                                                   ===================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Statements of Income
               (in thousands of dollars, except per share data)


                                                                Three Months ended June 30,
                                                                  2000              2001
                                                             --------------------------------
                                                               (unaudited)      (unaudited)
 Revenues                                                    $    34,585     $      42,154

 Direct cost of revenues                                          17,435            21,664
 Selling, general and administrative expenses                      9,297            10,945
 Amortization of goodwill                                          1,233             1,255
                                                             -----------     -------------
                                                                  27,965            33,864
                                                             -----------     -------------

 Income from operations                                            6,620             8,290

 Other income (expense):
  Interest income                                                     52                42
  Interest expense                                                (3,194)           (1,189)
                                                             -----------     -------------
                                                                  (3,142)           (1,147)
                                                             -----------     -------------
 Income before income taxes                                        3,478             7,143

 Income taxes                                                      1,530             2,967
                                                             -----------     -------------

 Net income                                                  $     1,948     $       4,176
                                                             ===========     =============

 Earnings per common share, basic                            $      0.30     $        0.36
                                                             ===========     =============

 Earnings per common share, diluted                          $      0.26     $        0.33
                                                             ===========     =============

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Statements of Income
               (in thousands of dollars, except per share data)


                                                                                   Six months ended June 30,
                                                                               2000            2000          2001
                                                                              Actual      Pro Forma/(1)/    Actual
                                                                         ----------------------------------------------
                                                                            (unaudited)    (unaudited)    (unaudited)
 Revenues                                                                $       65,599   $     68,037  $      83,629

 Direct cost of revenues                                                         32,811         33,761         43,483
 Selling, general and administrative expenses                                    18,211         18,317         21,240
 Amortization of goodwill                                                         2,249          2,466          2,507
                                                                         --------------   ------------  -------------
                                                                                 53,271         54,544         67,230
                                                                         --------------   ------------  -------------

 Income from operations                                                          12,328         13,493         16,399

 Other income (expense):
  Interest income                                                                    92             92             94
  Interest expense                                                               (5,586)        (6,166)        (2,682)
                                                                         --------------   ------------  -------------
                                                                                 (5,494)        (6,074)        (2,588)
                                                                         --------------   ------------  -------------
 Income before income taxes and extraordinary item                                6,834          7,419         13,811

 Income taxes                                                                     3,007          3,253          5,801
                                                                         --------------   ------------  -------------

 Income before extraordinary item                                                 3,827          4,166          8,010

 Extraordinary loss on early extinguishment of debt,
  net of income taxes of $660                                                       869            869              -
                                                                         --------------   ------------  -------------


 Net income                                                              $        2,958   $      3,297  $       8,010
                                                                         ==============   ============  =============

 Income before extraordinary item per common share, basic                $         0.62   $       0.65  $        0.72
                                                                         ==============   ============  =============

 Earnings per common share, basic                                        $         0.48   $       0.51  $        0.72
                                                                         ==============   ============  =============

 Income before extraordinary item per common share, diluted              $         0.55   $       0.57  $        0.65
                                                                         ==============   ============  =============

 Earnings per common share, diluted                                      $         0.43   $       0.45  $        0.65
                                                                         ==============   ============  =============

(1) Pro forma assumes the acquisition of P&M occurred on January 1, 2000. See Note 6.

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                           (in thousands of dollars)

                                                                                         Six months ended June 30,
                                                                                         2000                2001
                                                                                    ----------------------------------
                                                                                               (unaudited)
Operating activities
Net income                                                                           $  2,958              $  8,010
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Extraordinary loss on early extinguishment
        of debt, before income taxes                                                    1,529                     -
      Amortization of goodwill                                                          2,249                 2,507
      Depreciation and other amortization                                               1,280                 1,854
      Provision for doubtful accounts                                                    (378)                 (191)
      Non-cash interest expense                                                         1,116                   124
      Other                                                                                17                    92
      Changes in operating assets and liabilities:
       Accounts receivable, billed and unbilled                                        (6,323)               (3,705)
       Prepaid expenses and other current assets                                         (408)                 (437)
       Accounts payable and accrued expenses                                           (1,494)                 (590)
       Accrued compensation expense                                                     1,887                (1,132)
       Income taxes recoverable/payable                                                  (383)                1,043
       Other current liabilities                                                          992                    30
                                                                                  ---------------------------------
Net cash provided by operating activities                                               3,042                 7,605

Investing activities
Purchase of property and equipment                                                     (1,699)               (1,629)
Proceeds from sale of property and equipment                                               47                     -
Contingent payments to LWG                                                               (165)                 (197)
Acquisition of P&M, including acquisition costs                                       (49,404)                 (516)
Change in other assets                                                                   (232)                  202
                                                                                  ---------------------------------
Net cash used in investing activities                                                 (51,453)               (2,140)

Financing activities
Issuance of common stock                                                                  741                 8,956
Payments of long-term debt                                                            (40,820)              (15,167)
Repurchase of detachable stock warrants                                                  (277)                    -
Payment of financing fees                                                              (3,782)                  (17)
Borrowings under long-term debt arrangements                                           90,548                     -
Changes in other long-term liabilities                                                    (53)                    1
                                                                                  ---------------------------------
Net cash provided by (used) in financing activities                                    46,357                (6,227)
                                                                                  ---------------------------------

Net decrease in cash and cash equivalents                                              (2,054)                 (762)
Cash and cash equivalents at beginning of period                                        5,046                 3,235
                                                                                  ---------------------------------
Cash and cash equivalents at end of period                                           $  2,992              $  2,473
                                                                                  =================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 2001
       (amounts in tables expressed in thousands, except per share data)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and three month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The pro forma information included in the Consolidated Statements of Income for the six months ended June 30, 2000 is presented to give effect to the January 31, 2000 acquisition of Policano & Manzo, L.L.C. and related financing, assuming the transactions occurred on January 1, 2000 (see Note 6). The pro forma information is not necessarily indicative of the operating results that would have been achieved had the transactions actually occurred on January 1, 2000, nor is it necessarily indicative of future operations.

2.  Recent Accounting Pronouncements

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

Upon adoption of the Statement on January 1, 2001, the Company maintained interest rate swap agreements in the notional amounts of $32.5 million related to outstanding term loans. The interest rate swaps effectively fix the rate of interest on a portion of the Company's floating rate term loans, and are settled as the related term notes mature. The adoption of Statement 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of $348,000 charged to other comprehensive loss.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in income before taxes of approximately $5 million. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Currently, management has not yet determined the effect of these tests; however, the impact is not expected to be material to the Company's earnings and financial position.

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)

3. Stockholders' Equity


                                                                                                      Accumulated
                                                                        Additional                       Other
                                                             Common      Paid-in        Retained      Comprehensive
                                                              Stock      Capital        Earnings      Income (Loss)        Total
                                                        ----------------------------------------------------------------------------
Balance at January 1, 2001                                      $106      $53,951        $14,567           $   -         $68,624
Issuance of 54,267 shares of common stock
   under Employee Stock Purchase Plan                              1          473                                            474
Exercise of options to purchase 906,277 shares
   of common stock                                                 9        8,473                                          8,482
Exercise of warrants to purchase 886,388 shares
   of common stock                                                 8        3,353                                          3,361
Retirement of 203,892 shares of common stock
  in connection with warrant exercise                             (2)      (3,359)                                        (3,361)
Comprehensive Income:
Cumulative effect on prior years of changing to a
   different method of accounting for interest rate
   swaps (Note 2)                                                                                           (348)           (348)
Other comprehensive loss - change in fair value of
   interest rate swaps                                                                                      (290)           (290)
Net income for the six months
      ended June 30, 2001                                                                  8,010                           8,010
                                                                                                                         -------
Total comprehensive income                                                                                                 7,372
                                                        ----------------------------------------------------------------------------
Balance at June 30, 2001                                        $122      $62,891        $22,577           $(638)        $84,952
                                                        ============================================================================

4. Income Taxes

The income tax provisions for interim periods in 2001 and 2000 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $5.8 million for the six-month period ended June 30, 2001 consists of federal and state income taxes. The effective income tax rate in 2001 is expected to be approximately 42.0%. This rate is higher than the statutory federal income tax rate of 34% due principally to state and local taxes and the effects of non-deductible goodwill recorded in connection with certain acquisitions.

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)


5. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

                                                                        Three months ended
                                                                             June 30
                                                                        2000           2001
                                                                   -----------------------------
Numerator used in basic and diluted earnings
   per common share:

Net income                                                            $  1,948         $   4,176
                                                                   ===========      ============

Denominator:

Denominator for basic earnings per common share
  -- weighted average shares                                             6,423            11,485

Effect of dilutive securities:
   Warrants                                                                604               245
   Employee stock options                                                  486             1,071
                                                                   -----------      ------------
                                                                         1,090             1,316
                                                                   -----------      ------------
Denominator for diluted earnings per common
share -- weighted average shares and effect of
dilutive securities                                                      7,513            12,801
                                                                   ===========      ============

Earnings per common share, basic                                      $   0.30         $    0.36
                                                                   ===========      ============

Earnings per common share, diluted                                    $   0.26         $    0.33
                                                                   ===========      ============

                     FTI Consulting, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)


5. Earnings Per Share (continued)

The following table summarizes the computations of basic and diluted earnings per share:


                                                                Pro Forma
                                                              ---------------
                                                                Six months                    Actual
                                                                                -----------------------------------
                                                                  ended                  Six months ended
                                                                 June 30,                     June 30,
                                                                   2000               2000               2001
                                                              ---------------    ----------------------------------
Numerator used in basic and diluted earnings
   per common share:

Income before extraordinary item                              $         4,166    $         3,827    $         8,010
Extraordinary item, net of taxes                                         (869)             ( 869)                 -
                                                              ---------------    ---------------    ---------------

Net income                                                    $         3,297    $         2,958    $         8,010
                                                              ===============    ===============    ===============

Denominator:

Denominator for basic earnings per common share
  -- weighted average shares                                            6,404              6,139             11,056

Effect of dilutive securities:
   Warrants                                                               350                480                417
   Employee stock options                                                 533                336                935
                                                              ---------------    ---------------    ---------------
                                                                          883                816              1,352
                                                              ---------------    ---------------    ---------------

Denominator for diluted earnings per common
share -- weighted average shares and effect of
dilutive securities                                                     7,287              6,955             12,408
                                                              ===============    ===============    ===============

Income before extraordinary item per common
share, basic                                                  $          0.65    $          0.62    $          0.72

Extraordinary loss per common share, basic                              (0.14)             (0.14)                 -
                                                              ---------------    ---------------    ---------------

Earnings per common share, basic                              $          0.51    $          0.48    $          0.72
                                                              ===============    ===============    ===============

Income before extraordinary item per common
share, diluted                                                $          0.57    $          0.55    $          0.65

Extraordinary loss per common share, diluted                            (0.12)             (0.12)                 -
                                                              ---------------    ---------------    ---------------

Earnings per common share, diluted                            $          0.45    $          0.43    $          0.65
                                                              ===============    ===============    ===============

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)



6.  Acquisition of Policano & Manzo, L.L.C.

Effective on January 31, 2000, the Company acquired the membership interests of Policano & Manzo, L.L.C. ("P&M"). P&M, based in Saddlebrook, New Jersey, is a leader in providing bankruptcy and turnaround consulting services to large corporations, money center banks and secured lenders throughout the U.S. The initial purchase price totaled approximately $54.9 million, consisting of $48.3 million in cash, 815,000 shares of common stock valued at $5.5 million and acquisition related expenses of $1.1 million. In January 2001, the Company recorded additional purchase price of $516,000 upon the resolution of certain contingencies in the purchase agreement. The acquisition was accounted for using the purchase method of accounting and approximately $52.7 million of goodwill was recorded and is being amortized over its estimated useful life of 20 years. The results of operations of P&M are included in the accompanying consolidated statements of income commencing January 31, 2000 and in the accompanying unaudited pro forma consolidated statement of income as if the acquisition was made on January 1, 2000. The pro forma consolidated results of operations are not necessarily indicative of the results that would have occurred had these transactions been consummated as of the beginning of 2000 or of future operations of the Company.

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

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)


7. Segment Reporting (continued)

The following table sets forth historical information on the Company's reportable segments:


                                                  Three months ended June 30, 2000
                          -------------------------------------------------------------------------------
                                Financial        Applied          Litigation
                                Consulting       Sciences         Consulting       Total
---------------------------------------------------------------------------------------------------------
Revenues                         $16,332         $ 9,683           $8,570          $34,585
Operating expenses                 9,687           8,036            6,351           24,074
                                 -------         -------           ------          -------
Segment profit                   $ 6,645         $ 1,647           $2,219          $10,511
                                 =======         =======           ======          =======

                                                  Three months ended June 30, 2001
                          -------------------------------------------------------------------------------
                                Financial        Applied          Litigation
                                Consulting       Sciences         Consulting       Total
---------------------------------------------------------------------------------------------------------
Revenues                         $23,873         $10,790           $7,491          $42,154
Operating expenses                14,355           8,935            5,989           29,279
                                 -------         -------           ------          -------
Segment profit                   $ 9,518         $ 1,855           $1,502          $12,875
                                 =======         =======           ======          =======


A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                                       Three months ended June 30,
-----------------------------------------------------------------------------------
                                                          2000                 2001
-----------------------------------------------------------------------------------
Operating Profit:
 Total segment profit                                  $10,511              $12,875
 Corporate general and administrative
  expenses                                              (2,010)              (2,391)
 Depreciation and amortization                          (1,881)              (2,194)
 Interest expense, net                                  (3,142)              (1,147)
                                                       -------              -------

 Income before income taxes                            $ 3,478              $ 7,143
                                                       =======              =======

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)


7. Segment Reporting (continued)

                                              Pro forma six months ended June 30, 2000
                          -------------------------------------------------------------------------------
                                Financial        Applied          Litigation
                                Consulting       Sciences         Consulting       Total
---------------------------------------------------------------------------------------------------------
                                  $31,289        $19,668            $17,080       $68,037
                                   17,919         16,063             12,706        46,688
---------------------------------------------------------------------------------------------------------
Segment profit                    $13,370        $ 3,605            $ 4,374       $21,349
                                  =======        =======            =======       =======


The following table sets forth historical information on the Company's reportable segments:


                                                Actual six months ended June 30, 2000
                          -------------------------------------------------------------------------------
                                Financial        Applied          Litigationation
                                Consulting       Sciences         Consulting       Total
---------------------------------------------------------------------------------------------------------
Revenues                          $28,851         $19,668           $17,080         $65,599
Operating expenses                 16,866          16,063            12,706          45,635
                                  -------         -------           -------         -------
Segment profit                    $11,985         $ 3,605           $ 4,374         $19,964
                                  =======         =======           =======         =======

                                                   Six months ended June 30, 2001
                          -------------------------------------------------------------------------------
                                Financial        Applied          Litigationation
                                Consulting       Sciences         Consulting       Total
---------------------------------------------------------------------------------------------------------
Revenues                          $48,085         $21,001           $14,543         $83,629
Operating expenses                 28,877          17,404            12,082          58,363
                                  -------         -------           -------         -------
Segment profit                    $19,208         $ 3,597           $ 2,461         $25,266
                                  =======         =======           =======         =======


A reconciliation of segment profit for all segments to income before income taxes and extraordinary item is as follows:

                                                                   Six Months ended June 30,
                                                      pro forma             Actual               Actual
                                                        2000                 2000                 2001
--------------------------------------------------------------------------------------------------------
Operating Profit:
 Total segment profit                                  $21,349              $19,964              $25,266
 Corporate general and administrative
  expenses                                              (4,107)              (4,107)              (4,506)
 Depreciation and amortization                          (3,749)              (3,529)              (4,361)
 Interest expense, net                                  (6,074)              (5,494)              (2,588)
                                                       -------              -------              -------
 Income before income taxes and
  extraordinary item                                   $ 7,419              $ 6,834              $13,811
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

FTI Consulting, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

FTI Consulting, Inc. (the "Company" or "FTI") is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support and engineering and scientific investigation. Our Financial Consulting division, which accounted for 58% of our revenues for the six months ended June 30, 2001 and was our most profitable division, offers a broad range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. Our Litigation Consulting division, which accounted for 17% of our revenues for the six months ended June 30, 2001, provides advice and services in connection with all phases of the litigation process. Our Applied Sciences division, which accounted for 25% of our revenues for the six months ended June 30, 2001, offers forensic engineering and scientific investigation services, accident reconstruction, fire investigation and expert testimony regarding intellectual property rights.

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

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing and corporate overhead expenses. For the six months ended June 30, 2001, selling, general and administrative expenses accounted for about 25.4% of revenues. Our corporate overhead costs, which are included in selling, general and administrative expenses, represented about 5.4% of revenues for the six months ended June 30, 2001.

We are organized into three distinct operating segments that contribute to the overall performance of our company. As such, we evaluate segment performance and allocate resources based on the operating income before depreciation and amortization, corporate general and administrative expenses and income taxes for each division. In the first six months of 2001, our Financial Consulting division accounted for 76.0% of our total segment profit, while our Litigation Consulting division accounted for 9.7% and our Applied Sciences division accounted for 14.3%.

On June 30, 2001, we had about $90.2 million of unamortized goodwill, which we are amortizing over 20 to 25 year periods. Annual goodwill amortization is approximately $5.0 million. (See "Future Assessment of Recoverability and Impairment of Goodwill" and "Effect of Recent Accounting Pronouncements" below.) Approximately $14.0 million of our unamortized goodwill is not deductible for tax purposes. Consequently, our effective tax rate for 2001 is anticipated to be 40.5% before amortization of goodwill and 42.0% after amortization of goodwill.

Acquisition

On February 4, 2000, we acquired Policano & Manzo, L.L.C. ("P&M") as further described in Note 6 of ``Notes to Consolidated Financial Statements.'' P&M, based in Saddle Brook, New Jersey, specializes in providing financial restructuring, advisory and forensic accounting services to the workout and bankruptcy community. These services are provided on a nationwide basis to financially distressed businesses, creditors, investors and other interested parties. The initial purchase price totaled $54.9 million, consisting of $48.3 million in cash, 815,000 shares of our common stock valued at $5.5 million and acquisition-related expenses of $1.1 million.

Results of Operations

Three Months Ended June 30, 2001 and June 30, 2000

Revenues. Total revenues for the three months ended June 30, 2001 increased 22.0% to $42.2 million from $34.6 million for the three months ended June 30, 2000. Our Financial Consulting division's revenues grew by 46.6% to $23.9 million from $16.3 million, as a result of the continued strong demand for our financial consulting services. Our Litigation Consulting division's revenues decreased 12.6% to $7.5 million in the second quarter of 2001 from $8.6 million in the second quarter of 2000, continuing the decline, although at a slower rate, that began in the third quarter of 2000 primarily as a result of an unusual number of trials that were deferred or cancelled due to settlement or settlement discussions. Management continues to monitor this business segment closely and has taken significant steps to contain costs, including reorganizing responsibilities along national lines for our two principal practice areas, trial consulting and trial technologies. Our goals are to improve our overall utilization of employees, further standardize practices, install new incentive systems for our sales and marketing efforts, establish new profit incentive programs for these practice areas, and to continue to reduce costs by flatting our organizational structure. Our Applied Sciences division showed 11.3% revenue growth in the second quarter of 2001, to $10.8 million, from $9.7 million in the second quarter of 2000.

Direct Cost of Revenues. Direct cost of revenues was 51.4% of our total revenues in the second quarter of 2001 and 50.2% in the second quarter of 2000. The reduction in gross margin in 2001 resulted primarily from decreased productivity in the Litigation Consulting division.

Selling, General and Administrative Expenses. These expenses were 25.9% of total revenues in the second quarter of 2001 and 27.0% in 2000. The decrease in 2001 was primarily attributable to the growth of the Financial Consulting division, which has a lower ratio of selling, general and administrative expenses to revenues than the Litigation Consulting and Applied Sciences divisions.

Amortization of Goodwill. Amortization of goodwill in the second quarter of 2001 and 2000 remained approximately the same. We discuss goodwill amortization further in "Future Assessment of Recoverability and Impairment of Goodwill" below.

Other Income and Expenses. Interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest expense decreased substantially in the second quarter of 2001 compared to 2000 through the reduction in debt and interest rates. We used the proceeds of an equity offering in October 2000 to repay $30.0 million of debt; refinanced our remaining debt in late 2000 to achieve lower interest rates; used cash generated from operations and proceeds from exercise of options and warrants to pay down debt; and market interest rates on our revolving credit have declined.

Income Taxes. Our effective tax rate decreased to 41.5% in the second quarter of 2001 from 44.0% in 2000, principally from the reduced effect of non-deductible goodwill amortization. Approximately $14.0 million of our unamortized goodwill is not deductible for tax purposes. Consequently, our effective tax rate for calendar 2001 is anticipated to be 40.5% before amortization of goodwill and 42.0% after amortization of goodwill.

Six Months Ended June 30, 2001 and June 30, 2000

Revenues. Total revenues for the six months ended June 30, 2001 increased 27.4% to $83.6 million from $65.6 million for the six months ended June 30, 2000, or 22.9% based on pro forma revenues of $68.0 million for the first six months of 2000 including the P&M acquisition. Our Financial Consulting division's revenues grew by 66.4% to $48.1 million from $28.9 million, or 53.7% on a pro forma basis from $31.3 million including the P&M acquisition. Our Litigation Consulting division's revenues decreased 15.2% to $14.5 million in the first half of 2001 from $17.1 million in the first half of 2000. Our Applied Sciences division experienced 6.6% revenue growth in the first six months of 2001 to $21.0 million from $19.7 million in the first six months of 2000.

Direct Cost of Revenues. Direct cost of revenues was 52.0% of our total revenues in the first six months of 2001 and 50.0% in the first six months of 2000, or 49.6% based on pro forma revenues and direct costs for the first six months of 2000 including the P&M acquisition. The reduction in gross margin in 2001 resulted primarily from decreased productivity in the Litigation Consulting division.

Selling, General and Administrative Expenses. These expenses were 25.4% of total revenues in the first six months of 2001, 27.8% in 2000 and 26.9% on a pro forma basis in 2000. The decrease in 2001 was primarily attributable to the growth of the Financial Consulting division, which has a lower ratio of selling, general and administrative expenses to revenues than the Litigation Consulting and Applied Sciences divisions.

Amortization of Goodwill. Amortization of goodwill in the first six months of 2001 and 2000 on a pro forma basis remained approximately the same. We discuss goodwill amortization further in "Future Assessment of Recoverability and Impairment of Goodwill" below.

Other Income and Expenses. Interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest expense decreased substantially in the first half of 2001 compared to 2000 through the reduction in debt and interest rates. We used the proceeds of an equity offering in October 2000 to repay $30.0 million of debt; refinanced our remaining debt in late 2000 to achieve lower interest rates; used cash generated from operations and proceeds from exercise of options and warrants to pay down debt; and market interest rates on our revolving credit have declined.

Income Taxes. Our effective tax rate decreased to 42.0% in the first six months of 2001 from pro forma 43.8% in 2000, principally from the reduced effect of non-deductible goodwill amortization. Approximately $14.0 million of our unamortized goodwill is not deductible for tax purposes. Consequently, our effective tax rate for calendar 2001 is anticipated to be 40.5% before amortization of goodwill and 42.0% after amortization of goodwill.

Extraordinary Item, net of Taxes. As a result of the write-off of unamortized debt discount and deferred financing costs associated with the debt that we refinanced on February 4, 2000, we had an $869,000 loss on early extinguishment of debt, net of taxes, in the first six months of 2000.

Future Assessment of Recoverability and Impairment of Goodwill

In connection with our various acquisitions, we recorded goodwill, which we are amortizing on a straight-line basis over periods of 20 to 25 years. These are the periods during which we estimate we will benefit from this goodwill. At June 30, 2001, unamortized goodwill was $90.2 million, or 61.6% of our total assets and 106.2% of our stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. We have determined the period for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability, growth trends of the acquired companies and the relative lengths of time these companies have been in existence.

Our management periodically reviews the carrying value and recoverability of our unamortized goodwill. If the facts and circumstances suggest that the goodwill may be impaired, we would adjust the carrying value of the goodwill. This would result in an immediate charge against income during the period of the adjustment and/or a shortening of the length of the remaining amortization period, which would result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. If we adjust goodwill, we cannot assure you that we will not have to make further adjustments for impairment and recoverability in future periods. The most significant of the factors we will consider in determining whether goodwill is impaired will be losses from operations; loss of customers; and industry developments such as our inability to maintain market share, the development of competitive products or services or imposition of additional regulatory requirements. (See "Effect of Recent Accounting Pronouncements" below.)

Liquidity and Capital Resources

In the first six months of 2001, we generated $7.6 million of cash flow from our operations, compared to cash generated from operations of $3.0 million in the first six months of 2000. We attribute this increase in cash flow primarily to a $5.1 million increase in net income in 2001.

During the first six months of 2001, we spent $1.6 million for additions to property and equipment. We had no unusual material commitments for the acquisition of property and equipment at June 30, 2001.

During the first six months ended June 30, 2001, options to purchase 906,000 shares of common stock were exercised, generating $8.5 million in new capital. We used these net proceeds and cash flow from operations to pay-down $15.2 million of debt during the first six months of 2001.

In the fourth quarter of 2000, we completed a public offering of 4.025 million shares of common stock. We used the net proceeds and our other financial resources to repay the $30.0 million senior subordinated notes that we issued on February 4, 2000. In December 2000, we refinanced our $61.0 million term loan and the $7.5 million revolving credit facility. Our new credit facility consists of an amortizing term loan of $32.5 million, of which $30.3 million was outstanding at June 30, 2001, and a $47.5 million revolving credit line, of which $15.0 million was outstanding at June 30, 2001. The new credit facility bears interest at LIBOR plus 2.25%, which declines if our leverage ratio improves. The interest rate will decline to LIBOR plus 2.00% at the beginning of August 2001 based on our leverage ratio as of June 30, 2001. We obtained interest rate protection, through interest rate swaps, on the $32.5 million term loan.

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

Effect of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board approved the issuance of Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 on business combinations changes current practice by requiring the use of the purchase method for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interests method of accounting. Additionally, Statement No. 141 provides new criteria for determining whether acquired intangible assets should be recognized separately from goodwill and continues to ensure that the presentation of pro forma information required under Accounting Principle Board No. 16, Business Combinations, is included in the financial statements.

Statement No. 142, Goodwill and Other Intangible Assets, eliminates the requirement to amortize goodwill over finite lives. Rather, the asset must be tested for impairment at least annually at the reporting unit level using an approach defined by the Statement. Upon adoption of Statement No. 142, goodwill amortization will cease. Any impairment loss recognized as a result of a transitional impairment test of goodwill is recognized as the effect of a change in accounting principle in the period of adoption. Statement No. 142 will be effective for the Company beginning January 1, 2002.

Adopting Statement No. 142, management believes that a transitional impairment charge will not be required. Amortization of goodwill, expected to total approximately $5 million in 2001 will cease in 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2001, the Company had $45.3 million in long-term debt. As discussed in Note 2 to the Consolidated Financial Statements (unaudited) at June 30, 2001, $30.3 million of long-term debt was hedged with interest rate swaps, effectively fixing the interest rate at 6.63% and 6.65%. This debt bears interest at variable percentages above LIBOR, currently 2.25%, as determined by the credit agreement.

Therefore, at June 30, 2001, the remaining $15.0 million of the Company's long-term debt bears interest at variable rates. The Company's earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings and assuming a hypothetical 200 basis point increase in interest rates under the Company's long-term bank credit facility for one year, the Company's annual interest expense would increase by approximately $300,000 and net income would decrease by approximately $170,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its 2001 annual meeting of stockholders on May 23, 2001. At the 2001 annual meeting, the stockholders elected Denis J. Callaghan, Dennis
J. Shaughnessy and George P. Stamas as directors for a term of three years. The stockholders voted as follows:

                                        For                   Authority Withheld
                                        ---                   ------------------
     Denis J. Callaghan              9,709,761                      400,101
     Dennis J. Shaughnessy           9,709,761                      400,101
     George P. Stamas                9,709,761                      400,101

     In addition, the terms of the following directors continued after the 2001 annual meeting: Jack B. Dunn, IV, Stewart J. Kahn, James A. Flick, Jr. and Peter
F. O'Malley.

     At the 2001 annual meeting, the Company's stockholders also took the following actions:

     1. Approved an amendment of the Company's charter to increase its authorized capital stock to 50,000,000 shares, consisting of 45,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The stockholders voted as follows:

             For                    Against                  Abstain
             ---                    -------                  -------
          5,346,339                2,651,259                  12,000

     2. Approved an amendment of the Company's 1997 Stock Option Plan, as amended, to increase the number of shares of Common Stock authorized under such Plan from 3,150,000 to 4,150,000. The stockholders voted as follows:

             For                    Against                  Abstain
             ---                    -------                  -------
          4,881,083                3,115,115                  13,400

     3. Approved an amendment of the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized under such Plan from 400,000 to 500,000. The stockholders voted as follows:

             For                    Against                  Abstain
             ---                    -------                  -------
          7,974,488                  22,710                   12,400

     4. Approved the Company's performance-based Incentive Compensation Plan for its executive officers. The stockholders voted as follows:

             For                    Against                  Abstain
             ---                    -------                  -------
          7,564,897                 435,709                    8,992

     5. Approved a performance-based formula for one of the Company's executive officers. The stockholders voted as follows:

             For                    Against                  Abstain
             ---                    -------                  -------
          7,453,158                 546,036                   10,404

     6. Ratified the selection of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 2001. The stockholders voted as follows:

             For                    Against                  Abstain
             ---                    -------                  -------
          10,093,193                 15,700                    969

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FTI CONSULTING, INC.


Date: August 2, 2001           By /s/ Theodore I. Pincus
                                  ----------------------
                               THEODORE I. PINCUS
                               Executive Vice President, Chief Financial Officer
                               (principal financial and accounting officer) and
                               Secretary