Form 10-Q
period 2001-09-30
FTI CONSULTING INC
filed 2001-11-08
CIK 887936

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                       Commission file number: 001-14875

                             FTI CONSULTING, INC.
              --------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

              Maryland                                      52-1261113
              --------                       -----------------------------------
  (State or Other Jurisdiction of             (IRS Employer Identification No.)
   Incorporation or Organization)

          2021 Research Drive, Annapolis, Maryland       21401
          --------------------------------------------------------
          (Address of Principal Executive Offices)        (Zip Code)

                                (410) 224-8770
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which Registered
-------------------                -----------------------------------------

Common Stock, $.01 par value          New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                       Outstanding at November 6, 2001
------------------------             ---------------------------------
Common Stock, par value                         12,899,703
    $.01 per share

                             FTI CONSULTING, INC.
                             --------------------

                                     INDEX

                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

              Consolidated Balance Sheets - December 31, 2000 and
                September 30, 2001                                            3

              Consolidated Statements of Income - Three months ended
                September 30, 2000 and three months ended
                September 30, 2001                                            5

              Consolidated Statements of Income - Nine months ended
                September 30, 2000, nine months ended September 30, 2001,
                and Pro Forma Consolidated Statement of Income
                - Nine months ended September 30, 2000                        6

              Consolidated Statements of Cash Flows - Nine months
                ended September 30, 2000 and nine months ended
                September 30, 2001                                            7

              Notes to Unaudited Consolidated Financial Statements
                - September 30, 2001                                          8

Item 2.     Management's Discussion and Analysis of
            Results of Operations and Financial Condition                    15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       19

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                20

Item 2.     Changes in Securities                                            20

Item 3.     Defaults Upon Senior Securities                                  20

Item 4.     Submission of Matters to a Vote of Security Holders              20

Item 5.     Other Information                                                20

Item 6.     Exhibits and Reports on Form 8-K                                 20


SIGNATURES                                                                   21

Part I.  Financial Information

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
         (in thousands of dollars, except per share and share amounts)

                                                                       December 31,        September 30,
                                                                          2000                 2001
                                                                   ------------------------------------------
                                                                       (audited)           (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                              $  3,235             $  2,820
 Accounts receivable, less allowance of $1,321 in 2000 and $1,688
  in 2001                                                                 20,380               24,590

 Unbilled receivables, less allowance of $797 in 2000 and $898 in
  2001                                                                    11,952               14,140

 Income taxes recoverable                                                  1,317                2,838
 Deferred income taxes                                                     1,029                1,029
 Prepaid expenses and other current assets                                 1,924                2,794
                                                                   -----------------------------------------
Total current assets                                                      39,837               48,211

Property and equipment:
 Furniture, equipment and software                                        20,977               21,031
 Leasehold improvements                                                    4,560                3,891
                                                                   -----------------------------------------
                                                                          25,537               24,922

Accumulated depreciation and amortization                                (12,382)             (13,075)
                                                                   -----------------------------------------
                                                                          13,155               11,847

Goodwill, net of accumulated amortization of $8,196 in 2000 and
 $11,958 in 2001                                                          91,971               90,968

Other assets                                                               1,168                  797
                                                                   -----------------------------------------
Total assets                                                            $146,131             $151,823
                                                                   =========================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                          Consolidated Balance Sheets
         (in thousands of dollars, except per share and share amounts)


                                                                       December 31,        September 30,
                                                                                 2000                 2001
                                                                   ---------------------------------------
                                                                        (audited)          (unaudited)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                       $  4,325             $  5,702
 Accrued compensation expense                                                  10,339               11,633
 Deferred income taxes                                                            500                  500
 Current portion of long-term debt                                              4,333                4,333
 Other current liabilities                                                        177                  363
                                                                   -----------------------------------------
Total current liabilities                                                      19,674               22,531

Long-term debt, less current portion                                           56,167               29,417
Other long-term liabilities                                                       600                1,662
Deferred income taxes                                                           1,066                1,066
Commitments and contingent liabilities                                              -                    -

Stockholders' equity:
 Preferred stock, $.01 par value; 4,000,000 shares authorized in
  2000 and 5,000,000 shares authorized in 2001, none outstanding                    -                    -

 Common stock, $.01 par value; 16,000,000 shares authorized in
  2000 and 45,000,000 shares authorized in 2001; shares issued and
  outstanding of 10,567,447 in 2000 and 12,816,298 in 2001                        106                  128


 Additional paid-in capital                                                    53,951               71,871
 Retained earnings                                                             14,567               26,200
 Accumulated other comprehensive income (loss)                                      -               (1,052)
                                                                   -----------------------------------------
Total stockholders' equity                                                     68,624               97,147
                                                                   -----------------------------------------
Total liabilities and stockholders' equity                                   $146,131             $151,823
                                                                   =========================================

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Statements of Income
                (in thousands of dollars, except per share data)

                                                             Three Months ended September 30,
                                                                2000                    2001
                                                             -----------------------------------
                                                             (unaudited)              (unaudited)
 Revenues                                                      $33,395                  $40,555

 Direct cost of revenues                                        17,132                   20,814
 Selling, general and administrative expenses                    9,265                   11,479
 Amortization of goodwill                                        1,233                    1,255
                                                               -------                  -------
                                                                27,630                   33,548
                                                               -------                  -------

 Income from operations                                          5,765                    7,007

 Other income (expense):
    Interest income                                                 83                       33
    Interest expense                                            (3,226)                  (1,004)
                                                               -------                  -------
                                                                (3,143)                    (971)
                                                               -------                  -------


 Income before income taxes                                      2,622                    6,036

 Income taxes                                                    1,154                    2,414
                                                               -------                  -------


 Net income                                                    $ 1,468                  $ 3,622
                                                               =======                  =======

 Earnings per common share, basic                              $  0.22                  $  0.29
                                                               =======                  =======


 Earnings per common share, diluted                            $  0.19                  $  0.27
                                                               =======                  =======

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                       Consolidated Statements of Income
                (in thousands of dollars, except per share data)

                                                                                Nine months ended September 30,
                                                                      2000                   2000                     2001
                                                                     Actual              Pro Forma/(1)/              Actual
                                                              ----------------------------------------------------------------
                                                                   (unaudited)            (unaudited)              (unaudited)
 Revenues                                                              $98,993               $101,432                 $124,184

 Direct cost of revenues                                                49,942                 50,892                   64,295
 Selling, general and administrative expenses                           27,476                 27,583                   32,720
 Amortization of goodwill                                                3,482                  3,699                    3,762
                                                              ---------------- ----------------------- -----------------------
                                                                        80,900                 82,174                  100,777
                                                              ---------------- ----------------------- -----------------------

 Income from operations                                                 18,093                 19,258                   23,407

 Other income (expense):
    Interest income                                                        175                    175                      127
    Interest expense                                                    (8,812)                (9,392)                  (3,686)
                                                              ---------------- ----------------------- -----------------------
                                                                        (8,637)                (9,217)                  (3,559)
                                                              ---------------- ----------------------- -----------------------
 Income before income taxes and extraordinary item                       9,456                 10,041                   19,848

 Income taxes                                                            4,161                  4,418                    8,215
                                                              ---------------- ----------------------- -----------------------

 Income before extraordinary item                                        5,295                  5,623                   11,633

 Extraordinary loss on early extinguishment of debt,
    net of income taxes of $660                                            869                    869                        -
                                                              ---------------- ----------------------- -----------------------

 Net income                                                            $ 4,426               $  4,754                 $ 11,633
                                                              ================ ======================= =======================

 Income before extraordinary item per common share, basic              $  0.84               $   0.87                 $   1.01
                                                              ================ ======================= =======================

 Earnings per common share, basic                                      $  0.71               $   0.74                 $   1.01
                                                              ================ ======================= =======================

 Income before extraordinary item per common share, diluted            $  0.73               $   0.76                 $   0.91
                                                              ================ ======================= =======================

 Earnings per common share, diluted                                    $  0.61               $   0.64                 $   0.91
                                                              ================ ======================= =======================

(1) Pro forma assumes the acquisition of P&M occurred on January 1, 2000. See Note 6.

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                           (in thousands of dollars)

                                                                               Nine months ended September 30,
                                                                                2000                  2001
                                                                        -------------------------------------------
                                                                                         (unaudited)
Operating activities
Net income                                                                           $  4,426              $ 11,633
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary loss on early extinguishment
    of debt, before income taxes                                                        1,529                     -
  Amortization of goodwill                                                              3,482                 3,762
  Depreciation and other amortization                                                   2,012                 2,767
  Provision for doubtful accounts                                                         (91)                  468
  Non-cash interest expense                                                             1,818                   184
  Other                                                                                   (41)                  182
  Changes in operating assets and liabilities:
   Accounts receivable, billed and unbilled                                            (5,462)               (6,866)
   Prepaid expenses and other current assets                                              227                  (870)
   Accounts payable and accrued expenses                                               (1,443)                1,377
   Accrued compensation expense                                                         3,008                 1,294
   Income taxes recoverable/payable                                                      (711)               (1,521)
   Other current liabilities                                                            2,000                   131
                                                                                 ------------           -----------
Net cash provided by operating activities                                              10,754                12,541

Investing activities
Purchase of property and equipment                                                     (4,257)               (2,485)
Proceeds from sale of property and equipment                                               47                   910
Contingent payments to former owners of subsidiaries                                     (185)               (2,244)
Acquisition of P&M, including acquisition costs                                       (49,404)                 (516)
Change in other assets                                                                    (19)                  202
                                                                                 ------------           -----------
Net cash used in investing activities                                                 (53,818)               (4,133)

Financing activities
Issuance of common stock                                                                1,082                17,942
Payments of long-term debt                                                            (40,820)              (26,750)
Repurchase of detachable stock warrants                                                  (277)                    -
Payment of financing fees                                                              (3,950)                  (17)
Borrowings under long-term debt arrangements                                           89,233                     -
Changes in other long-term liabilities                                                   (283)                    2
                                                                                 ------------           -----------
Net cash provided by (used) in financing activities                                    44,985                (8,823)
                                                                                 ------------           -----------

Net increase (decrease) in cash and cash equivalents                                    1,921                  (415)
Cash and cash equivalents at beginning of period                                        5,046                 3,235
                                                                                 ------------           -----------
Cash and cash equivalents at end of period                                           $  6,967              $  2,820
                                                                                 ============           ===========

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001
       (amounts in tables expressed in thousands, except per share data)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The pro forma information included in the Consolidated Statements of Income for the nine months ended September 30, 2000 is presented to give effect to the January 31, 2000 acquisition of Policano & Manzo, L.L.C. and related financing, assuming the transactions occurred on January 1, 2000 (see Note 6). The pro forma information is not necessarily indicative of the operating results that would have been achieved had the transactions actually occurred on January 1, 2000, nor is it necessarily indicative of future operations.

2.  Recent Accounting Pronouncements

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in income before taxes of approximately $5 million. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Currently, management has not yet determined the effect of these tests; however, the impact is not expected to be material to the Company's earnings or financial position.

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                         September 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)

3. Stockholders' Equity


                                                                                                          Accumulated
                                                                        Additional                           Other
                                                          Common          Paid-in        Retained        Comprehensive
                                                           Stock          Capital        Earnings        Income (Loss)     Total
                                                    -----------------------------------------------------------------------------
Balance at January 1, 2001                                    $106          $53,951        $14,567        $      -       $68,624
Issuance of 116,553 shares of common stock
   under Employee Stock Purchase Plan                            1            1,014                                        1,015
Exercise of options to purchase 1,441,920 shares
   of common stock                                              14           16,913                                       16,927
Exercise of warrants to purchase 898,055 shares
   of common stock                                               9            3,449                                        3,458
Retirement of 207,677 shares of common stock
   in connection with warrant exercise                          (2)          (3,456)                                      (3,458)
Comprehensive Income:
Cumulative effect on prior years of changing to a
   different method of accounting for interest rate
   swaps (Note 2)                                                                                            (348)          (348)
Other comprehensive loss - change in fair value of
   interest rate swaps                                                                                       (704)          (704)
Net income for the nine months
      ended September 30, 2001                                                              11,633                        11,633
                                                                                                                        --------
Total comprehensive income                                                                                                10,581
                                                    ----------------------------------------------------------------------------
Balance at September 30, 2001                                 $128          $71,871        $26,200        $(1,052)       $97,147
                                                    ============================================================================

Total comprehensive income for the three months ended September 30, 2001 was $2,860 representing the change in fair value of interest rate swaps of ($414,000) and net income of $3,622.

4.  Income Taxes

The income tax provisions for interim periods in 2001 and 2000 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $8.2 million for the nine-month period ended September 30, 2001 consists of federal and state income taxes. The effective income tax rate in 2001 is expected to be approximately 41%. This rate is higher than the statutory federal income tax rate of 35% due principally to state and local taxes and the effects of non-deductible goodwill recorded in connection with certain acquisitions.

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                         September 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)


5. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

                                                                 Three months ended
                                                                    September 30,
                                                               2000              2001
                                                       -----------------------------------
Numerator used in basic and diluted earnings
   per common share:

Net income                                                   $1,468            $ 3,622
                                                       ============        ===========

Denominator:

Denominator for basic earnings per common share
   -- weighted average shares                                 6,536             12,506

Effect of dilutive securities:
   Warrants                                                     633                 18
   Employee stock options                                       567              1,036
                                                       ------------        -----------
                                                              1,200              1,054
                                                       ------------        -----------

Denominator for diluted earnings per common
share -- weighted average shares and effect of
dilutive securities                                           7,736             13,560
                                                       ============        ===========

Earnings per common share, basic                             $ 0.22            $  0.29
                                                       ============        ===========

Earnings per common share, diluted                           $ 0.19            $  0.27
                                                       ============        ===========

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                         September 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)


5. Earnings Per Share (continued)

                                                               Pro Forma
                                                     ------------------------
                                                              Nine months                      Actual
                                                                              ------------------------------------
                                                                 ended                   Nine months ended
                                                             September 30,                 September 30,
                                                                  2000                2000                 2001
                                                     ----------------------   ------------------------------------
Numerator used in basic and diluted earnings
  per common share:

Income before extraordinary item                                $5,623               $5,295               $11,633
Extraordinary item, net of taxes                                  (869)               ( 869)                    -
                                                     ----------------------   -------------    ------------------

Net income                                                      $4,754               $4,426               $11,633
                                                     ======================   =============    ==================

Denominator:

Denominator for basic earnings per common share
  -- weighted average shares                                     6,448                6,272                11,545

Effect of dilutive securities:
  Warrants                                                         570                  526                   284
  Employee stock options                                           420                  404                   990
                                                     ----------------------   -------------    ------------------
                                                                   990                  930                 1,274
                                                     ----------------------   -------------    ------------------

Denominator for diluted earnings per common
share -- weighted average shares and effect of
dilutive securities                                              7,438                7,202                12,819
                                                     ======================   =============    ==================

Income before extraordinary item per common
share, basic                                                    $ 0.87               $ 0.84               $  1.01

Extraordinary loss per common share, basic                       (0.13)               (0.13)                    -
                                                     ----------------------   -------------    ------------------

Earnings per common share, basic                                $ 0.74               $ 0.71               $  1.01
                                                     ======================   =============    ==================

Income before extraordinary item per common
share, diluted                                                  $ 0.76               $ 0.73               $  0.91

Extraordinary loss per common share, diluted                     (0.12)               (0.12)                    -
                                                     ----------------------   -------------    ------------------

Earnings per common share, diluted                              $ 0.64               $ 0.61               $  0.91
                                                     ======================   =============    ==================

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                         September 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)



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

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                         September 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)


7. Segment Reporting (continued)

The following table sets forth historical information on the Company's reportable segments:


                                                Three months ended September 30, 2000
                          -------------------------------------------------------------------------------
                                Financial           Applied            Litigation
                                Consulting          Sciences           Consulting           Total
---------------------------------------------------------------------------------------------------------
Revenues                         $17,063             $9,786               $6,546            $33,395
Operating expenses                10,385              7,838                5,517             23,740
                                 -------             ------               ------            -------
Segment profit                   $ 6,678             $1,948               $1,029            $ 9,655
                                 =======             ======               ======            =======

                                                Three months ended September 30, 2001
                          -------------------------------------------------------------------------------
                                      Financial          Applied             Litigation
                                      Consulting         Sciences            Consulting           Total
---------------------------------------------------------------------------------------------------------
Revenues                               $23,578            $11,358               $5,619            $40,555
Operating expenses                      14,586              8,870                5,277             28,733
                                       -------            -------               ------            -------
Segment profit                         $ 8,992            $ 2,488               $  342            $11,822
                                       =======            =======               ======            =======


A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                                Three months ended September 30,
-----------------------------------------------------------------------------------
                                                          2000                 2001
-----------------------------------------------------------------------------------
Operating Profit:
 Total segment profit                                  $ 9,655              $11,822
 Corporate general and administrative
  expenses                                              (1,925)              (2,648)

 Depreciation and amortization                          (1,965)              (2,167)
 Interest expense, net                                  (3,143)                (971)
                                                       -------              -------

 Income before income taxes                            $ 2,622              $ 6,036
                                                       =======              =======

                     FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                         September 30, 2001 (continued)
       (amounts in tables expressed in thousands, except per share data)


7. Segment Reporting (continued)

                                           Pro forma nine months ended September 30, 2000
                          -------------------------------------------------------------------------------
                                     Financial           Applied             Litigation
                                     Consulting          Sciences            Consulting           Total
---------------------------------------------------------------------------------------------------------
Revenues                               $48,352            $29,454              $23,626           $101,432
Operating expenses                      28,303             23,901               18,224             70,428
                                       -------            -------              -------           --------
Segment profit                         $20,049            $ 5,553              $ 5,402           $ 31,004
                                       =======            =======              =======           ========

The following table sets forth historical information on the Company's reportable segments:

                                             Actual nine months ended September 30, 2000
                          ------------------------------------------------------------------------------
                                     Financial           Applied             Litigation
                                     Consulting          Sciences            Consulting           Total
--------------------------------------------------------------------------------------------------------
Revenues                               $45,913            $29,454              $23,626            $98,993
Operating expenses                      27,250             23,901               18,224             69,375
                                       -------            -------              -------            -------
Segment profit                         $18,663            $ 5,553              $ 5,402            $29,618
                                       =======            =======              =======            =======

                                                Nine months ended September 30, 2001
                          -------------------------------------------------------------------------------
                                     Financial           Applied             Litigation
                                     Consulting          Sciences            Consulting           Total
---------------------------------------------------------------------------------------------------------
Revenues                               $71,664            $32,358              $20,162           $124,184
Operating expenses                      43,464             26,272               17,360             87,096
                                       -------            -------              -------           --------
Segment profit                         $28,200            $ 6,086              $ 2,802           $ 37,088
                                       =======            =======              =======           ========


A reconciliation of segment profit for all segments to income before income taxes and extraordinary item is as follows:

                                                             Nine Months ended September 30,
                                                       Pro forma              Actual               Actual
                                                          2000                 2000                 2001
--------------------------------------------------------------------------------------------------------
Operating Profit:
 Total segment profit                                  $31,004              $29,618              $37,088
 Corporate general and administrative
  expenses                                              (6,031)              (6,031)              (7,152)

 Depreciation and amortization                          (5,715)              (5,494)              (6,529)
 Interest expense, net                                  (9,217)              (8,637)              (3,559)
                                                       -------              -------              -------
 Income before income taxes and
  extraordinary item                                   $10,041              $ 9,456              $19,848
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

FTI Consulting, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

FTI Consulting, Inc. (the "Company" or "FTI") is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support and engineering and scientific investigation. Our Financial Consulting division, which accounted for 58% of our revenues for the nine months ended September 30, 2001 and was our most profitable division, offers a broad range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. Our Litigation Consulting division, which accounted for 16% of our revenues for the nine months ended September 30, 2001, provides advice and services in connection with all phases of the litigation process. Our Applied Sciences division, which accounted for 26% of our revenues for the nine months ended September 30, 2001, offers forensic engineering and scientific investigation services, accident reconstruction, fire investigation and expert testimony regarding intellectual property rights.

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

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing and corporate overhead expenses. For the nine months ended September 30, 2001, selling, general and administrative expenses accounted for about 26.3% of revenues. Our corporate costs, which are included in selling, general and administrative expenses, represented about 5.8% of revenues for the nine months ended September 30, 2001.

We are organized into three distinct operating segments that contribute to the overall performance of our company. As such, we evaluate segment performance and allocate resources based on the operating income before depreciation and amortization, corporate general and administrative expenses and income taxes for each division. In the first nine months of 2001, our Financial Consulting division accounted for 76.0% of our total segment profit, while our Litigation Consulting division accounted for 7.6% and our Applied Sciences division accounted for 16.4%.

On September 30, 2001, we had about $91.0 million of unamortized goodwill, which we are amortizing over 20 to 25 year periods. Annual goodwill amortization is approximately $5.0 million. (See "Future Assessment of Recoverability and Impairment of Goodwill" and "Effect of Recent Accounting Pronouncements" below.) Approximately $14.0 million of our unamortized goodwill is not deductible for tax purposes. Consequently, our effective tax rate for 2001 is anticipated to be 40.5% before amortization of goodwill and 41.4% after amortization of goodwill.

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

Results of Operations

Three Months Ended September 30, 2001 and September 30, 2000

Revenues. Total revenues for the three months ended September 30, 2001 increased 21.6% to $40.6 million from $33.4 million for the three months ended September 30, 2000. Our Financial Consulting division's revenues grew by 38.0% to $23.6 million from $17.1 million, primarily as a result of the Company's ability to recruit seasoned financial professionals to meet the continued strong demand for our financial consulting services. Our Litigation Consulting division's revenues decreased 13.8% to $5.6 million in the third quarter of 2001 from $6.5 million in the third quarter of 2000, continuing the decline that began in the third quarter of 2000 primarily as a result of an unusual number of trials that were deferred or cancelled due to settlement or settlement discussions. Management continues to monitor this business segment closely and has taken significant steps to contain costs, including reorganizing responsibilities along national lines for our two principal practice areas, trial consulting and trial technologies. Our goals are to improve our overall utilization of employees, further standardize practices, install new incentive systems for our sales and marketing efforts, establish new profit incentive programs for these practice areas, and to continue to reduce costs by flattening our organizational structure. Our Applied Sciences division showed 16.3% revenue growth in the third quarter of 2001, to $11.4 million, from $9.8 million in the third quarter of 2000, as it continues to enjoy a very strong market for its services.

Direct Cost of Revenues. Direct cost of revenues was 51.3% of our total revenues in the third quarters of 2001 and 2000.

Selling, General and Administrative Expenses. These expenses were 28.3% of total revenues in the third quarter of 2001 and 27.7% in 2000. The change in 2001 was primarily attributable to increased occupancy costs in our Financial Consulting Division, and increased corporate expenses.

Amortization of Goodwill. Amortization of goodwill in the third quarters of 2001 and 2000 remained approximately the same. We discuss goodwill amortization further in "Future Assessment of Recoverability and Impairment of Goodwill" below.

Other Income and Expenses. Interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest expense decreased substantially in the third quarter of 2001 compared to 2000 through the reduction in debt and interest rates. We used the proceeds of an equity offering in October 2000 to repay $30.0 million of debt; refinanced our remaining debt in late 2000 to achieve lower interest rates; used cash generated from operations and proceeds from the exercise of options and warrants to pay down debt; and market interest rates on our revolving credit facility have declined.

Income Taxes. Our effective tax rate decreased to 40.0% in the third quarter of 2001 from 44.0% in 2000, principally from the reduced effect of non-deductible goodwill amortization as income increases. Approximately $14.0 million of our unamortized goodwill is not deductible for tax purposes. Consequently, our effective tax rate for 2001 is anticipated to be 40.5% before amortization of goodwill and 41.4% after amortization of goodwill.

Nine Months Ended September 30, 2001 and September 30, 2000

Revenues. Total revenues for the nine months ended September 30, 2001 increased 25.5% to $124.2 million from $99.0 million for the nine months ended September 30, 2000, or 22.5% based on pro forma revenues of $101.4 million for the first nine months of 2000 including the P&M acquisition. Our Financial Consulting division's revenues grew by 56.2% to $71.7 million from $45.9 million, or 48.1% on a pro forma basis from $48.4 million including the P&M acquisition. Our Litigation Consulting division's revenues decreased 14.4% to $20.2 million in the first nine months of 2001 from $23.6 million in the first nine months of 2000. Our Applied Sciences division experienced 9.8% revenue growth in the first nine months of 2001 to $32.4 million from $29.5 million in the first nine months of 2000.

Direct Cost of Revenues. Direct cost of revenues was 51.8% of our total revenues in the first nine months of 2001 and 50.4% in the first nine months of 2000, or 50.1% based on pro forma revenues and direct costs for the first nine months of 2000 including the P&M acquisition. The reduction in gross margin in 2001 resulted primarily from decreased productivity in the Litigation Consulting division.

Selling, General and Administrative Expenses. These expenses were 26.3% of total revenues in the first nine months of 2001, 27.8% in 2000 and 27.2% on a pro forma basis in 2000. The decrease in 2001 was primarily attributable to the growth of the Financial Consulting division, which has a lower ratio of selling, general and administrative expenses to revenues than the Litigation Consulting and Applied Sciences divisions, net of increases in Financial Consulting division occupancy costs and corporate expenses.

Amortization of Goodwill. Amortization of goodwill in the first nine months of 2001 and 2000 on a pro forma basis remained approximately the same. We discuss goodwill amortization further in "Future Assessment of Recoverability and Impairment of Goodwill" below.

Other Income and Expenses. Interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest expense decreased substantially in the first nine months of 2001 compared to 2000 through the reduction in debt and interest rates. We used the proceeds of an equity offering in October 2000 to repay $30.0 million of debt; refinanced our remaining debt in late 2000 to achieve lower interest rates; used cash generated from operations and proceeds from the exercise of options and warrants to pay down debt; and market interest rates on our revolving credit facility have declined.

Income Taxes. Our effective tax rate decreased to 41.4% in the first nine months of 2001 from pro forma 44.0% in 2000, principally from the reduced effect of non-deductible goodwill amortization. Approximately $14.0 million of our unamortized goodwill is not deductible for tax purposes. Consequently, our effective tax rate for 2001 is anticipated to be 40.5% before amortization of goodwill and 41.4% after amortization of goodwill.

Extraordinary Item, net of Taxes. As a result of the write-off of unamortized debt discount and deferred financing costs associated with the debt that we refinanced on February 4, 2000, we had an $869,000 loss on early extinguishment of debt, net of taxes, in the first nine months of 2000.

Future Assessment of Recoverability and Impairment of Goodwill

In connection with our various acquisitions, we recorded goodwill, which we are amortizing on a straight-line basis over periods of 20 to 25 years. These are the periods during which we estimate we will benefit from this goodwill. At September 30, 2001, unamortized goodwill was $91.0 million, or 59.9% of our total assets and 93.7% of our stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. We have determined the period for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability, growth trends of the acquired companies and the relative lengths of time these companies have been in existence.

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

Liquidity and Capital Resources

In the first nine months of 2001, we generated $12.5 million of cash flow from our operations, compared to cash generated from operations of $10.8 million in the first nine months of 2000. We attribute this increase in cash flow primarily to a $7.2 million increase in net income in 2001 reduced by increases in working capital requirements. We experienced a temporary reduction in the customary level of our collections during the period immediately following September 11, 2001, which resulted in higher than normal receivable balances at September 30, 2001. Collections in the early part of October 2001 were accelerated.

During the first nine months of 2001, we spent $2.5 million for additions to property and equipment. At September 30, 2001, we continued the expansion or renovation of five of our major offices scheduled to begin during the fourth quarter of 2001. We expect to spend approximately $3 million on these five offices in the fourth quarter of 2001 and the first half of 2002. We also paid $2.2 million to former owners of businesses we acquired in previous years to satisfy contingent consideration obligations.

During the nine months ended September 30, 2001, options to purchase 1,441,920 shares of common stock were exercised, generating $17.9 million in new capital including related tax benefits. In addition, we sold 116,553 shares of common stock to our employees participating in the Employee Stock Purchase Plan, generating $1.0 million of cash. We used these net proceeds and cash flow from operations to pay-down $26.8 million of debt during the first nine months of 2001.

In the fourth quarter of 2000, we completed a public offering of 4.025 million shares of common stock. We used the net proceeds and our other financial resources to repay the $30.0 million senior subordinated notes that we issued on February 4, 2000. In December 2000, we refinanced our $61.0 million term loan and the $7.5 million revolving credit facility. Our new credit facility consists of an amortizing term loan of $32.5 million, of which $29.4 million was outstanding at September 30, 2001, and a $47.5 million revolving credit line, of which $4.3 million was outstanding at September 30, 2001. The new credit facility bears interest at LIBOR plus 2.25%, which declines if our leverage ratio improves. The interest rate declined to LIBOR plus 2.00% at the beginning of August 2001 based on our leverage ratio as of June 30, 2001 and will decline to 1.75% at the beginning of November 2001 based on our leverage ratio at September 30, 2001. We obtained interest rate protection, through interest rate swaps, on the $32.5 million term loan.

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

Upon adopting Statement No. 142, management believes that a transitional impairment charge will not be required. Amortization of goodwill, expected to total approximately $5 million in 2001 will cease in 2002.

Forward-Looking Statements

Some of the statements under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this Quarterly Report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results and do not intend to do so. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to (1) the loss of any key employees because the Company's business involves the delivery of professional services and is labor-intensive;
(2) the availability and terms of additional capital or debt financing to fund future acquisitions and for working capital purposes; (3) significant competition for business opportunities and acquisition candidates; (4) technological changes affecting our Litigation Consulting division; (5) the risks of professional liability; (6) any factor that diminishes our professional reputation; (7) fluctuations of revenue and operating income between quarters or termination of client engagements; (8) the successful management of the growth of our business; (9) the integration of future acquisitions; and (10) risks associated with quantitative and qualitative market risks such as fluctuations in interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2001, the Company had $33.7 million in long-term debt. As discussed in Note 2 to the Consolidated Financial Statements (unaudited) at September 30, 2001, $29.4 million of long-term debt was hedged with interest rate swaps, effectively fixing the interest rate at 6.63% and 6.65%. This debt bears interest at variable percentages above LIBOR, currently 2.0%, as determined by the credit agreement.

Therefore, at September 30, 2001, the remaining $4.3 million of the Company's long-term debt bears interest at variable rates. The Company's earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings and assuming a hypothetical 200 basis point increase in interest rates under the Company's long-term bank credit facility for one year, the Company's annual interest expense would increase by approximately $86,000 and net income would decrease by approximately $51,000.

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

                              FTI CONSULTING, INC.


Date:  November 8, 2001       By /s/Theodore I. Pincus
                                 ---------------------------
                                 THEODORE I. PINCUS
                                 Executive Vice President, Chief Financial
                                 Officer (principal financial and accounting
                                 officer) and Secretary