Form 10-K
period 2001-12-31
FTI CONSULTING INC
filed 2002-03-27
CIK 887936

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______ to _______

                       Commission file number: 001-14875

                             FTI CONSULTING, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Maryland                                       52-1261113
 -------------------------------             ----------------------------------
 (State or Other Jurisdiction of              (IRS Employer Identification No.)
  Incorporation or Organization)

      900 Bestgate Road, Suite 100, Annapolis, Maryland                21401
      ----------------------------------------------------------------------
      (Address of Principal Executive Offices)                 (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Registrant's Common Stock outstanding on March 18, 2002 was 19,971,497.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average sales price of the Registrant's Common Stock on March 18, 2002 was $557,060,500*.

* Excludes 231,578 shares deemed to be held by directors, officers and greater than 10% holders of the Common Stock outstanding at March 18, 2002. Exclusion of Common Stock held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by, or under common control with, the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

                             FTI CONSULTING, INC.
                          Annual Report on Form 10-K
                      Fiscal Year Ended December 31, 2001

                              TABLE OF CONTENTS

                                                                                                   Page Reference to
                                                                                                           Form 10-K
                                                                                                           ---------

Part I
------

              Item 1.  Business.............................................................................. 4
              Item 2.  Properties............................................................................15
              Item 3.  Legal Proceedings.....................................................................15
              Item 4.  Submission of Matters to a Vote of Security Holders...................................15

Part II
-------

              Item 5.  Market for the Company's Common Equity and
                         Related Shareholder Matters.........................................................16
              Item 6.  Selected Financial Data...............................................................16
              Item 7.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.......................................18
             Item 7A.  Quantitative and Qualitative Disclosures About
                         Market Risk.........................................................................24
              Item 8.  Financial Statements and Supplementary Data...........................................25
              Item 9.  Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure.................................................50

Part III
--------

             Item 10.  Directors and Executive Officers of the Company.......................................50
             Item 11.  Executive Compensation................................................................50
             Item 12.  Security Ownership of Certain Beneficial Owners
                         and Management......................................................................50
             Item 13.  Certain Relationships and Related Transactions........................................50

Part IV
-------

             Item 14.  Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K.................................................................51

                                    PART I

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

Our clients retain us when confronted with adverse situations such as loan defaults, bankruptcy, litigation, regulatory investigations or proceedings or insurance claims. We believe that they retain us for several reasons, including:
  .  our recognized expertise;
  .  our unique capabilities in several highly specialized areas;
  .  their need for an impartial expert;
  . our disciplined project management approach that allows us to deliver consistently high-quality advice and services, on schedule and on budget;
  . our repeated success in satisfying their needs; and . the trend in business generally to outsource non-core activities, especially in those areas that are complex, unique and incident-driven.

Over the past four years, we have taken several steps to extend our range of services, leverage our reputation for quality and client service and grow our business, including the following:
  . completed five acquisitions since 1997 that significantly expanded our size, service offerings and geographic scope, including the acquisition on February 4, 2000 of Policano & Manzo, L.L.C., one of the leading financial consulting firms in the United States;
  . expanded into financial consulting services for restructurings and bankruptcy proceedings including crisis management; energy consulting; intellectual property consulting; electronic evidence discovery and other specialties; and
  . developed proprietary trial preparation and presentation software and software to facilitate forensic engineering and scientific investigation.

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

Financial Consulting. We have greatly expanded our capabilities and size in financial restructuring and bankruptcy advice since we entered the business in 1998. We believe that the number of financial restructurings and bankruptcies will continue to grow because of intense competition and rapidly changing markets in many industries, the deregulation of various industries and the recent lengthy economic growth during which many companies expanded aggressively. The bankruptcy market is rapidly expanding as more companies seek Chapter 11 protection.

According to Moody's Investor Service, 253 companies around the world defaulted on $110.2 billion in bonds in 2001, eclipsing the 167 companies that failed to pay the previous record of $49.2 billion in bonds during 2000. Moody's also reports that the default rate on junk paper was 10.2% in 2001. Other financial rating services, including Standard and Poor's, also report similar, although not identical, statistics. We have also expanded our financial consulting to include fraud investigations, electronic evidence discovery, intellectual property financial litigation and energy and utility consulting to meet growing market needs.

Litigation Consulting and Applied Sciences. The market for legal services in the United States exceeds $100 billion annually, according to U.S. Bureau of Census statistics. We expect this market to continue to grow as rising litigation costs and the risks of large monetary judgments continue to focus businesses on better managing risks and the litigation process. Increasingly, businesses, financial institutions and law firms are turning to outside litigation service consultants to complement or assist their internal legal staffs in more efficiently and effectively managing the litigation process.

Demand for specialized litigation and forensic engineering services is also being driven by a greater emphasis on loss and injury prevention by insurance companies and manufacturers and significant advances and declining costs in information technology. Manufacturers are increasingly concerned about product safety and analyzing failures to make products safer as a result of the proliferation of mass tort claims and the high costs of product recalls mandated by government agencies. Insurance companies are also partnering with manufacturers for the same reasons. Continuing advances and the declining costs of
                                                                              5
information technology have resulted in a much greater use of computer simulations and animations for a wider range of disputes, as well as for product testing and employee training. Further, such advances and declining costs have resulted in the cost-effective use of engineering applications beyond high exposure litigation and high value products.

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

  . Expand the Range of Our Services. We will continue to anticipate our clients' growing needs for expert services and expand our services to meet their needs. By expanding the range of our capabilities and integrating them with existing services, we can continue to position ourselves to provide more broad-based services to our clients. In recent years, we have significantly expanded our range of services to include such services as restructuring and bankruptcy consulting, forensic engineering, regulatory consulting, intellectual property consulting, visual communications, and electronic evidence.

  . Continue to Expand the Use of Technology in Litigation Consulting. We will continue to develop and apply new technology to improve the cost-effectiveness of our services and to maintain our competitive edge. We are also focusing on taking advantage of the efficiencies of the Internet to improve information exchange and reduce costs throughout the entire litigation process. For example, in 2000 we introduced our secure extranet service to provide more solutions to the challenges of the increasing complexity of high stakes, multi-district litigation.

  . Selectively Acquire Companies to Obtain New Professionals and Capabilities. We will continue to build on our record of successfully identifying, executing and integrating strategic acquisitions. Over the past four years, we have made five acquisitions that have enhanced our position as the leader in consulting to companies facing adverse circumstances. We will continue to selectively pursue strategic acquisitions that offer complementary businesses that we can leverage with our existing client base, offer increased efficiencies by leveraging our network of 33 locations, add new, highly qualified professional staff, and bring new clients to which we can cross sell our existing capabilities.

FINANCIAL CONSULTING

Our Financial Consulting division provides expertise in financial restructurings and workouts, forensic accounting and statistical and economic analysis. As a result of the recent increases in defaults in speculative-grade debt and bankruptcy filings as well as other financial and structural aspects of modern business, Financial Consulting has become the fastest growing of our three divisions.

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

When assisting creditors, we seek to maximize amounts owed to them by the debtor in an out-of-court workout or bankruptcy. In a workout engagement, we evaluate and monitor the quality and value of the collateral and any other assets available to the creditor, analyze the debtor's business plan and underlying cash flow projections and assess the adequacy of the debtor's financial reporting systems. Based on our analysis, we then assess the debtor's viability and develop and evaluate restructuring plans. In the event that an out-of-court workout is not feasible, we assist creditors in deciding whether to provide Debtor-in-Possession financing, in working through the bankruptcy process and in structuring and evaluating various reorganization plan alternatives. We have also recently entered into the crisis management aspect of the business in which our teams will perform senior management functions such as a chief executive officer, chief operating officer or chief financial officer within companies facing turnaround, financial restructuring and bankruptcy reorganization challenges.

Our forensic accounting specialists work with companies faced with fraud and financial disclosure issues. Many of these companies are undergoing restructuring or bankruptcy reorganizations. Our financial, statistical, valuation and economic experts use a range of statistical and economic tools to help companies evaluate issues, such as the economic impact of pricing changes or deregulation in a particular industry, the amount of commercial damages suffered by a business as a result of a tort or a breach of contract, the existence of discriminatory employment practices or the value of a business or professional practice. We also work with clients to develop business strategy and tactics on an ongoing basis to address these issues.

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

LITIGATION CONSULTING

During the past 18 years, we have been a pioneer in developing and delivering professional services and creative solutions to litigation problems. We focus on developing and providing innovative applications in the fields of accounting, science, education, communications and technology to meet our clients' needs. From the first computer animations used in court to the latest in digital graphic presentations, we have been a leader in providing high-quality, cost-effective methods to prepare for and try cases. Our trial technology professionals have supported clients in the courtroom in some of the largest and most complex civil trials. Through the use of information technology and the Internet, we have demonstrated our ability to control litigation costs, speed-up the trial process and provide litigants superior access to data, a key competitive advantage.

We have drawn on the skills and techniques used in 3D computer animation and simulation, and pioneered their use to enhance presentations and expert testimony on complex subjects, such as toxic torts, vehicle accidents, airplane crashes, financial disputes, intellectual property resolutions and physical phenomena. The significant decrease in the cost of technology has made it a cost-effective alternative for most trials. Further, the dramatic increase in the size of trials and volume of information has made the visualization of concepts and themes through animated and static "pictures" a necessity for an effective presentation to a judge or jury.

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

The following is the range of services we have provided in complex litigation matters:
  .  visual communication consulting services;
  .  graphic exhibit design and production;
  .  customized database development and distribution;
  .  video deposition capture and transcript linking;
  .  management of designated trial exhibits;
  .  courtroom survey, design and configuration;
  .  on-site technical trial support;
  . trial specific hardware procurement and tracking; and . secure extranet storage and distribution of data, documents, transcripts, videos and exhibits.

We have developed a number of technology-based tools to assist our clients in managing complex litigation:

  . TrialMax/R/ is our comprehensive trial preparation solution. TrialMax/R/ provides a litigation team with the ability to easily store, annotate and display documents, computer graphics, video clips and digitized depositions in the courtroom. One of the innovative features of TrialMax/R/ is its ability to segment digitized video depositions for presentation in the courtroom.
  . eWar Room/R/ is our automated tool for handling trial data regardless of information source or data type. This tool electronically retrieves and displays documents in court in any order selected by the lawyer and also enables document highlights to be presented to the judge or jury. Using our service, trial lawyers can now review an entire exhibit package on screen, make changes in real time and rehearse in any media they select, from graphics, video or PowerPoint to paper documents. With the assistance of our professionals, trial lawyers can develop key themes and concepts, and we help them get their point across in the most effective manner.
  . Secure Extranet Services is our Internet application for clients who are parties to multi-district litigation. This service will further our objective of providing better and more cost-effective service to our clients. To maintain our competitive technological edge, we created a strategic alliance with USinternetworking, one of the leading application service providers, to host our secure extranet service.

A decline in our Litigation Consulting revenues began in the third quarter of 2000 as a result of an unusual number of trials that were deferred or cancelled due to settlement or settlement discussions. Our Litigation Consulting division revenues decreased 19.7% to $25.2 million in 2001 from $31.4 million in 2000, continuing the decline that began in the third quarter of 2000 primarily as a result of an unusual number of trials that were deferred or cancelled due to settlement or settlement discussions. Because we do not foresee this trend reversing during 2002, we continue to monitor this business segment closely and have taken significant steps to contain costs, including reorganizing responsibilities along national lines for our two principal practice areas, trial consulting and trial technologies. Our goals are to improve our overall utilization of employees, further standardize practices, install new incentive systems for our sales and marketing efforts, establish new profit incentive programs, continue to reduce costs by flattening our organizational structure and work on enhancing opportunities through our new electronic evidence and intellectual property consulting businesses.

CLIENTS

We have cultivated long-term relationships with many of the premier financial institutions, law firms and businesses in the U.S. In 2001, we performed work for 2,492 clients on 16,571 matters, including:

  . 1,319 law firms, 81 of which were rated among the top 100 law firms (based on 2000 U.S. revenues as measured by American Lawyer magazine);
  .  533 industrial clients, 127 of which were among the Fortune 500 in 2001;
  . 21 of the 25 largest banks located in the U.S.; and . 619 insurance companies, 63 of which were among the top 100 property and casualty insurers (as reported by A.M. Best Company in 2000).

In 2001, we believe that we derived approximately 80% of our revenues from existing clients or referrals from existing clients. Our largest client represented less than 2.4% of our 2001 revenues. As of December 31, 2001, we were actively working on 3,436 different matters for 1,006 different clients.

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

We are developing greater brand awareness of "FTI" as a provider of a broad range of high-quality consulting services. We are constantly improving the quality and functionality of our Web sites, where we describe our services and experience and promote our reputation. Although we currently market many of our services under different names, we are in process of building and promoting a single brand.

COMPETITION

The markets in which we operate are highly competitive. We face competition from several national companies, national accounting firms and a number of smaller firms that provide one or more services in local and regional markets. Financial Consulting competes primarily against national accounting firms and private financial consulting firms. Litigation Consulting competes against Trialgraphics, Decision Quest, and, to a limited extent, other litigation consulting services and individual consultants. Applied Sciences competes primarily against Exponent and Engineering Animation and several regional or national concerns, independent experts and research organizations.

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

HUMAN RESOURCES

As of December 31, 2001, we had 582 employees. Of that total, 175 are in the Financial Consulting division, 95 are in the Litigation Consulting division, 268 are in the Applied Sciences division and 44 are in corporate management and administrative positions. We also maintain consulting arrangements with about 2,300 independent consultants, about 335 of whom were utilized on our engagements during 2001. About 80% of our professionals have more than ten years of experience in their field of practice, and many are well recognized for their expertise and experience.

Our professionals have varied specialties and specialized backgrounds in such fields as engineering, accounting, mathematics, statistics and psychology. A number of our professionals have Ph.D.s or other advanced degrees, and some have legal training and experience. We strongly believe that our ability to recruit and retain bright, experienced and ambitious professionals is a key factor to our continued success.

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

WE RELY HEAVILY ON OUR MANAGEMENT TEAM.

We are highly dependent upon our management team, particularly Messrs. Dunn, Kahn, Baker, Policano, Manzo and Pincus. If we were to lose any of these persons and were unable to replace them quickly, we could have difficulty in properly managing our business. This could have a materially adverse effect on our business prospects and results of operations.

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

WE MUST SUCCESSFULLY MANAGE THE GROWTH OF OUR BUSINESS.

We have experienced rapid growth in recent years, including five acquisitions in the past four years. We plan to continue to rapidly expand our business, which may strain our management, human resources and information systems. To successfully manage our growth, we must add managers and employees and periodically update our operating, financial and other systems, procedures and controls. We also must effectively motivate, train and manage a larger professional staff. If we fail to manage our growth effectively, our business, results of operations and financial condition are likely to be adversely affected.

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

WE HAVE OPERATED WITH A SUBSTANTIAL AMOUNT OF DEBT.

Although our total indebtedness as of December 31, 2001 was only $28.2 million, operating with a high amount of leverage could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, capital expenditures, acquisitions or other purposes, and limit our flexibility in planning for, or reacting to, changes in our business and our industry.

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

                               ITEM 2. PROPERTIES

We lease our principal corporate facility in Annapolis, Maryland, which totals approximately 14,000 square feet, under a lease that expires in February 2007. We also lease 32 other offices across the United States, including offices in cities such as New York, Chicago, Houston, Dallas, Los Angeles, Columbus and Washington, D.C. We believe that our leased facilities are adequate for our current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of our operations on commercially reasonable terms.

                            ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for consideration during the quarter ended December 31, 2001.

                                     PART II

                 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

     (a) During 2001, we did not conduct any sales of our equity securities that were not registered under the Securities Act of 1933, as amended.

     (b) From 2000 through August 15, 2001, FTI's common stock traded on the American Stock Exchange under the symbol "FCN". On August 16, 2001, FTI's common stock began trading on the New York Stock Exchange, under the same symbol. The following table sets forth for the periods indicated the high and low sales prices for the common stock, as reported on the New York Stock Exchange or the American Stock Exchange as applicable. These prices have been adjusted to give effect to the 3 for 2 stock split that was paid as a stock dividend to shareholders of record on January 2, 2002:

                                                  High             Low
                                                  -----            ----
Fiscal Year Ended December 31, 2000
First fiscal quarter                              $  5.17          $  3.17
Second fiscal quarter                             $  7.67          $  4.42
Third fiscal quarter                              $  7.75          $  4.88
Fourth fiscal quarter                             $  7.25          $  3.75
Fiscal Year Ended December 31, 2001
First fiscal quarter                              $  8.67          $  5.67
Second fiscal quarter                             $ 14.53          $  8.67
Third fiscal quarter                              $ 19.60          $ 12.83
Fourth fiscal quarter                             $ 22.73          $ 18.40

As of March 18, 2002, the number of record holders of the Company's common stock was 108 and the Company believes the number of beneficial holders approximates 6,905.

The Company has not declared or paid any cash dividends on the Company's common stock to date and does not anticipate paying any cash dividends on its shares of common stock in the foreseeable future because it intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Further, the Company's credit facility restricts the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 2001, are derived from the Company's consolidated financial statements. The consolidated financial statements for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 were audited by Ernst & Young LLP. The data below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     Year ended December 31,
                                                     ---------------------------------------------------------------
                                                        2001       2000/(1)/    1999        1998/(2)/   1997/(3)/
                                                     ---------------------------------------------------------------
                                                               (in thousands, except per share data)
                                                               -------------------------------------
Statements of Income Data:
Revenues                                                $166,359    $134,764     $84,607     $58,615     $44,175
Direct cost of revenues                                   83,449      68,667      44,149      31,402      23,564
Selling, general and administrative expenses              45,591      36,732      28,829      20,532      15,159
Amortization of goodwill                                   5,049       4,723       2,313         996          82
                                                     ---------------------------------------------------------------
Total costs and expenses                                 134,089     110,122      75,291      52,930      38,805
                                                     ---------------------------------------------------------------
Income from operations                                    32,270      24,642       9,316       5,685       5,370
Interest  income (expense)                                (4,356)    (10,771)     (4,014)     (1,163)        173
                                                     ---------------------------------------------------------------
Income before income taxes and
  extraordinary item                                      27,914      13,871       5,302       4,522       5,543
Income taxes                                              11,445       5,917       2,311       1,954       2,250
                                                     ---------------------------------------------------------------
Income before extraordinary item                          16,469       7,954       2,991       2,568       3,293
Extraordinary loss on early extinguishment
of debt, net of income taxes                                   -      (5,393)          -           -           -
                                                     ---------------------------------------------------------------
Net income                                              $ 16,469    $  2,561     $ 2,991     $ 2,568     $ 3,293
                                                     ===============================================================
Income before extraordinary item, per
  common share, basic                                      $0.92       $0.75       $0.41       $0.36       $0.49
Earnings per common share, basic                           $0.92       $0.24       $0.41       $0.36       $0.49
Income before extraordinary item, per
  common share, diluted                                    $0.84       $0.66       $0.39       $0.34       $0.47
Earnings per common share, diluted                         $0.84       $0.21       $0.39       $0.34       $0.47
Shares used in computation                                19,631      11,988       7,543       7,615       7,047
                                                     ---------------------------------------------------------------
                                                        2001        2000        1999         1998       1997
                                                     ---------------------------------------------------------------
Balance Sheet Data:
Working capital                                          $28,766     $20,163     $19,233      $9,071     $10,634
Total assets                                             154,353     146,131      83,857      79,747      28,657
Long-term debt and capital lease obligations              24,277      56,690      41,154      36,016       1,014
Total stockholder's equity                               105,136      68,624      30,252      25,594      21,019

              /(1)/ Effective January 31, 2000, we acquired Policano & Manzo, L.L.C. in a business combination accounted for as a purchase. See Note 4 to our historical consolidated financial statements for additional information.

              /(2)/ In June 1998, we acquired Klick, Kent & Allen, Inc. In September 1998, we acquired S.E.A., Inc., Kahn Consulting, Inc., and KCI Management Corp. These business combinations were accounted for as purchases.

              /(3)/ In September 1997, we acquired L.W.G., Inc. and subsidiary, and Bodaken & Associates in business combinations accounted for as purchases.

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

Our Financial Consulting division, which accounted for 58.4% of our 2001 revenues and was our most profitable division, offers a broad range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis and business valuations. Our Applied Sciences division, which accounted for 26.4% of our 2001 revenues, offers forensic engineering and scientific investigation services, accident reconstruction, fire investigation and expert testimony regarding intellectual property rights. Our Litigation Consulting division, which accounted for 15.2% of our 2001 revenues, provides advice and services in connection with all phases of the litigation process.

We evaluate segment performance based on our operating income before depreciation and amortization, corporate general and administrative expenses and income taxes for each division. In 2001, our Financial Consulting division accounted for 78.7% of our operating income, while our Applied Sciences division accounted for 15.1% and our Litigation Consulting division accounted for 6.2%.

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. In 2001 our direct costs were 50.2% of revenues, consistent with our overall long-term 50.0% target and an improvement from 51.0% in 2000.

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, corporate overhead expenses and depreciation and amortization of property and equipment. In 2001, selling, general and administrative expenses, including depreciation and amortization, accounted for about 27.4% of our revenues, approximately the same as the 27.3% result in 2000 and consistent with our long-term target of 25.0% excluding depreciation and amortization. Our corporate overhead costs which are included in selling, general and administrative expenses, represented about 6.3% of revenues in 2001 and 5.9% in 2000.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive most of our revenue from providing professional services to our clients. Most of these services are rendered under arrangements that require the client to pay us a fee for the hours that we incur at agreed upon rates. We also bill our clients for the cost of the production of our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We recognize our revenue from professional services as our work is performed and expenses are incurred. Because we normally obtain engagement letters and other agreements from our clients prior to performing our services, the revenue that we recognize in any period is generally not subject to the risk that future discounts or allowances will significantly reduce the revenue that we recognized.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable. We estimate this allowance by reviewing the status of past-due accounts and recording general reserves based on historical bad debt expense. Our actual experience has not varied significantly from our estimates. However, if the financial condition of our clients were to deteriorate, resulting in their inability to pay our fees, we may need to record additional allowances in future periods. Mitigating this risk is that we often require retainers from our clients prior to performing significant services. At December 31, 2001, these retainers totaled $10.4 million, and are recorded as a reduction of accounts receivable.

Goodwill

We have remaining goodwill of $90.2 million at December 31, 2001 that was recorded in connection with business combinations that we completed principally in the last five years. This goodwill represents about 58% of our total assets at December 31, 2001. We amortize this goodwill over useful lives that range from 20 to 25 years. Beginning in January 2002, when we adopt a new accounting standard issued by the Financial Accounting Standards Board, we will no longer amortize this goodwill, but rather will make annual assessments of impairment. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the segments of our business that are associated with this goodwill. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill to its estimated fair value.

Effect of Recent Accounting Pronouncements
In connection with our various acquisitions, we recorded goodwill. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets.

On December 31, 2001, we had about $90.2 million of unamortized goodwill, which we had been amortizing over 20 to 25-year periods. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Statement No. 142 eliminates the requirement to amortize goodwill over finite lives. Rather, the asset must be tested for impairment at least annually at the reporting level using an approach defined by the Statement.

We will adopt Statement No. 142 in January 2002 and accordingly amortization of goodwill will no longer be recorded. Goodwill amortization was approximately $5.0 million in 2001. The Statement also provides that any impairment loss recognized as a result of a transitional impairment test of goodwill is recognized as the effect of a change in accounting principle in the period of adoption. We believe that a transitional impairment charge will not be required. We discuss goodwill amortization further in "Amortization of Goodwill" below.

ACQUISITION

On February 4, 2000, we acquired Policano & Manzo, L.L.C. ("P&M") as further described in Note 4 of "Notes to Consolidated Financial Statements." P&M, based in Saddle Brook, New Jersey, specializes in providing financial restructuring, advisory and forensic accounting services to the workout and bankruptcy community. These services are provided on a nationwide basis to financially distressed businesses, creditors, investors and other interested parties. The purchase price totaled $54.9 million, consisting of $48.3 million in cash, 1,222,000 shares of our common stock valued at $5.5 million and acquisition-related expenses of $1.1 million. We did not make any acquisitions in 2001

RESULTS OF OPERATIONS

Years Ended December 31, 2001, 2000, and 1999

Revenues. Total revenues in 2001 increased 23.4% to $166.4 million from $134.8 million in 2000. Our Financial Consulting division revenues grew by 51.2% to $97.1 million in 2001 from $64.2 million in 2000, primarily as a result our ability to recruit seasoned financial professionals to meet the continued strong demand for our financial consulting services in both restructuring and turnaround activities and the forensic accounting and strategic consulting portions of the business, coupled with increases in professional rates. We believe that the market demand for our services in these areas will continue to be strong throughout 2002, and we have added several new practice areas to the division in early 2002, including crisis management, intellectual property litigation consulting, electronic evidence discovery and utility regulatory and financial consulting.

Our Applied Sciences division experienced 12.2% revenue growth in 2001 to $44.0 million from $39.2 million in 2000. This division grew faster than its historical rate of 6% to 10% due primarily to a significant number of unanticipated assignments. These engagements include restoration assignments near the site of the former World Trade Center that are expected to be completed early in the first quarter of 2002. We see no changes in the long-term trends for this division and anticipate that its growth for 2002 will be within its historical range.

Our Litigation Consulting division revenues decreased 19.7% to $25.2 million in 2001 from $31.4 million in 2000, continuing the decline that began in the third quarter of 2000 primarily as a result of an unusual number of trials that were deferred or cancelled due to settlement or settlement discussions. Because we do not foresee this trend reversing during 2002, we continue to monitor this business segment closely and have taken significant steps to contain costs, including reorganizing responsibilities along national lines for our two principal practice areas, trial consulting and trial technologies. Our goals are to improve our overall utilization of employees, further standardize practices, install new incentive systems for our sales and marketing efforts, establish new profit incentive programs, continue to reduce costs by flattening our organizational structure and work on enhancing opportunities through our new electronic evidence and intellectual property consulting businesses.

Total revenues in 2000 increased 59.3% over 1999. Our Litigation Consulting revenues increased 7.9% from 1999 to 2000 as a result of an increased volume of cases. Our Applied Sciences division experienced 9.8% growth in 2000 compared to 1999, the high end of its historical growth trend. Our Financial Consulting division's revenues grew by 222.6% in 2000 compared to 1999. On a pro forma basis, including the acquisition in February 2000 of P&M described above, the division grew 61.0%, due in part to the faster than anticipated integration of the acquisition and the strong market demand for our financial consulting services.

Direct Cost of Revenues. Direct cost of revenues was 50.2% of our total revenues in 2001, 50.9% in 2000 and 52.2% in 1999. The improvement in 2001 resulted primarily from the relative growth of the Financial Consulting division which has a higher operating margin than our other divisions, and is in line with our long-term target of 50.0%.

Selling, General and Administrative Expenses. As a percent of our total revenues, these expenses, which include depreciation and amortization of property and equipment, were 27.4% in 2001, 27.3% in 2000 and 34.1% in 1999. The decrease in 2001 and 2000 compared to 1999 was primarily attributed to the growth of our Financial Consulting division that has a lower ratio of selling, general and administrative expenses to revenues than our Litigation Consulting and Applied Sciences divisions. Selling, general and administrative expenses, excluding depreciation and amortization, was 25.1% of revenues in 2001, and is consistent with our long-term target of 25.0%.

Amortization of Goodwill. Annual amortization of goodwill increased from $4.7 million in 2000 to $5.0 million in 2001, primarily as a result of additional contingent consideration related to our acquisitions. Amortization of goodwill increased from $2.3 million in 1999 primarily as a result of the P&M acquisition in February 2000 described above.

Other Income and Expenses. Interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest expense decreased substantially in 2001 because we were able to retire our debt with cash flow from operations and because interest rates were lower. We used the proceeds of an equity offering in October 2000 to repay $30.0 million of debt; refinanced our remaining debt in late 2000 to achieve lower interest rates; used cash generated from operations and proceeds from the exercise of options and warrants to pay down debt; and experienced declining market interest rates on our revolving credit facility.

Income Taxes. Our effective tax rate decreased to 41.0% in 2001 from 42.7% in 2000 and 43.7% in 1999, principally as a reduced effect of some of the goodwill amortization during those periods not being deductible for income tax purposes. We expect that our effective tax rate will decline to about 40.5% in 2002.

See Note 7 of "Notes to Consolidated Financial Statements" for a reconciliation of the federal statutory rate to our effective tax rates during each of these years, and a summary of the components of our deferred tax assets and liabilities.

Extraordinary Item, net of taxes. As a result of the write-off of unamortized debt discount and deferred financing costs associated with the debt that we refinanced or early retirement in 2000, we had a $5.4 million loss on early extinguishment of debt, net of taxes in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow generated from operations increased from $15.6 million in 2000 to $27.3 million in 2001. This increase of $11.7 million is primarily the result of an increase in our net income before non-cash charges of $7.0 million. We also were able to increase our operating cash flows by reducing our working capital balances, despite significant growth in our revenues. The average collection period for our fees has declined because we continue to increase the use of retainers when we are engaged on major assignments and because we have improved our collection monitoring processes.

During the year ended December 31, 2001, we spent $3.1 million for net additions to property and equipment, primarily for the cost of the expansion of five of our major offices. At December 31, 2001, we had no material commitments for the acquisition of property and equipment. We also paid $3.2 million to former owners of businesses we acquired in previous years to satisfy contingent consideration and other obligations. During 2000, we spent $6.6 million for additions to property and equipment and $49.4 million to acquire P&M.

During the year ended December 31, 2001, options to purchase 2,498,672 shares of common stock were exercised, generating $19.4 million in new capital including related tax benefits. In addition, we sold 174,906 shares of common stock to our employees participating in the Employee Stock Purchase Plan, generating $1.0 million of cash. We used these net proceeds and cash flow from operations to pay-down $32.3 million of debt during the year.

In 2000, we completed a public offering of 6.038 million shares of our common stock. We used the net proceeds and our other financial resources to repay the $30.0 million senior subordinated notes that we issued on February 4, 2000. In addition, we retired warrants for 492,001 shares of our common stock issued in February 2000 in connection with the $30.0 million senior subordinated notes that were repaid.

In December 2000, we refinanced our $61.0 million term loan and the $7.5 million revolving credit facility. Our new credit facility consists of an amortizing term loan of $32.5 million of which $28.2 million was outstanding at December 31, 2001, and a $47.5 million revolving credit line. At December 31, 2001, we have no outstanding balances on the line of credit The credit facility bears interest at LIBOR plus 2.25%, which would decline based on our leverage ratio. The interest rate declined to LIBOR plus 2.00% at the beginning of August 2001 and declined to 1.75% at the beginning of November 2001. We obtained interest rate protection, through interest rate swaps, on the $32.5 million term loan.

The credit facility is secured by all of our assets. Under the credit facility, we are required to comply with various specified financial covenants related to our operating performance at the end of each quarter, and the payment of dividends is restricted. We were in compliance with all loan covenants throughout 2001 and expect to be in compliance with all loan covenants until the term loan is fully repaid by the end of December 2005. Required principal payments under the term loan are substantially less in each year than our cash flow from operations for 2001. We also believe that our available cash and the revolving credit facility will be sufficient to meet our normal on-going operating requirements until the facility expires and do not envision circumstances that are reasonably likely to affect these sources of liquidity. We do not have any significant capital lease obligations.

A summary of our contractual obligations and commitments including the aforementioned credit facility are as follows:

-------------------------------------------------------------------------------------
                                 Payments Due by Period
-------------------------------------------------------------------------------------
Contractual Obligations      Total      2002     2003     2004     2005    Thereafter
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Long-Term Debt               28,166     4,333    6,500    8,667    8,666            -
-------------------------------------------------------------------------------------
Operating Leases             35,842     5,470    5,333    4,982    4,650       15,407
-------------------------------------------------------------------------------------
Total Obligations            64,008     9,803   11,833   13,649   13,316       15,407
-------------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

Some of the statements under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this Annual Report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform such statements to actual results and do not intend to do so. Factors, which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to, the risk factors described elsewhere in this report.

               ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates on our variable rate debt. We have managed this risk by entering into interest rate swaps. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates. We do not anticipate any material changes to our market risk exposures in 2002.

Interest rate swaps with notional principal amounts of $28.2 million at December 31, 2001 were designated as hedges against outstanding debt and were used to convert the interest rate on our variable rate debt to fixed rates for the life of the swap. Our pay rate on our debt was 8.39% at December 31, 2001, compared to our receive rate of 4.02 %. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Financial Statements

                  Years ended December 31, 2001, 2000 and 1999

                                    CONTENTS

Report of Independent Auditors .............................................26

Consolidated Financial Statements

Consolidated Balance Sheets.................................................27
Consolidated Statements of Income...........................................29
Consolidated Statements of Stockholders' Equity.............................30
Consolidated Statements of Cash Flows.......................................31
Notes to Consolidated Financial Statements..................................32

                         Report of Independent Auditors

Board of Directors and Stockholders
FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       /s/ Ernst & Young LLP

Baltimore, Maryland
February 11, 2002

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                December 31,
                                                                            2001             2000
                                                                 ---------------------------------------
                                                                           (dollars in thousands)
Assets
Current assets:
   Cash and cash equivalents                                             $   12,856      $   3,235
   Accounts receivable, less allowance of $1,508 in
     2001 and $1,321 in 2000                                                 20,435         20,380
   Unbilled receivables, less allowance of $815 in
     2001 and $797 in 2000                                                   12,154         11,952
   Income taxes recoverable                                                   1,790          1,317
   Deferred income taxes                                                      1,325          1,029
   Prepaid expenses and other current assets                                  2,361          1,924
                                                                         ----------     ----------
Total current assets                                                         50,921         39,837

Property and equipment:
   Furniture, equipment and software                                         19,535         20,977
   Leasehold improvements                                                     4,102          4,560
                                                                         ----------     ----------
                                                                             23,637         25,537

   Accumulated depreciation and amortization                                (11,384)       (12,382)
                                                                         ----------     ----------
                                                                             12,253         13,155

Deferred income taxes                                                           150              -
Goodwill, net of accumulated amortization of
   $13,245 in 2001 and $8,196 in 2000                                        90,156         91,971
Other assets                                                                    873          1,168
                                                                         ----------    -----------
Total assets                                                             $  154,353    $   146,131
                                                                         ==========    ===========

                      FTI Consulting, Inc. and Subsidiaries

                                                                                 December 31,
                                                                            2001               2000
                                                                     --------------------------------------
                                                                            (dollars in thousands)

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                 $      4,788      $     4,325
   Accrued compensation expense                                                12,536           10,339
   Deferred income taxes                                                          130              500
   Current portion of long-term debt.                                           4,333            4,333
   Other current liabilities                                                      368              177
                                                                         ------------      -----------
Total current liabilities                                                      22,155           19,674

Long-term debt, less current portion                                           23,833           56,167
Other long-term liabilities                                                     1,481              600
Deferred income taxes                                                           1,748            1,066

Commitments and contingent liabilities                                              -                -

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, none outstanding                                                   -                -
   Common stock, $.01 par value; 45,000,000 shares
     authorized; 19,590,938 and  15,851,168 shares
     issued and outstanding in 2001 and 2000,
     respectively
                                                                                  196              159
   Additional paid-in capital                                                  75,416           53,898
   Unearned compensation                                                         (568)               -
   Retained earnings                                                           31,036           14,567
   Accumulated other comprehensive income (loss)                                 (944)               -
                                                                         -------------     -----------
Total stockholders' equity                                                    105,136           68,624
                                                                         -------------     -----------
Total liabilities and stockholders' equity                               $    154,353      $   146,131
                                                                         =============     ===========

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                                      Year ended December 31,
                                                                      2001           2000          1999
                                                               --------------------------------------------
                                                               (dollars in thousands, except per share data)

Revenues                                                          $ 166,359     $ 134,764        $ 84,607

Direct cost of revenues                                              83,449        68,667          44,149
Selling, general and administrative expenses                         45,591        36,732          28,829
Amortization of goodwill                                              5,049         4,723           2,313
                                                                  ---------     ---------        --------
Total costs and expenses                                            134,089       110,122          75,291
                                                                  ---------     ---------        --------

Income from operations                                               32,270        24,642           9,316
                                                                  ---------     ---------        --------

Other income (expenses):
   Interest income                                                      162           253             136
   Interest expense                                                  (4,518)      (11,024)         (4,150)
                                                                  ---------     ---------        --------
                                                                     (4,356)      (10,771)         (4,014)
                                                                  ---------     ---------        --------

Income before income taxes and extraordinary item                    27,914        13,871           5,302
Income taxes                                                         11,445         5,917           2,311
                                                                  ---------     ---------        --------

Income before extraordinary item                                     16,469         7,954           2,991

Extraordinary loss on early extinguishment of debt, net
   of income taxes of $3,078 in 2000                                      -         5,393               -
                                                                  ---------     ---------        --------

Net income                                                        $  16,469     $   2,561        $  2,991
                                                                  =========     =========        ========

Income before extraordinary item
   per common share, basic                                        $    0.92     $    0.75        $   0.41
                                                                  =========     =========        ========

Earnings per common share, basic                                  $    0.92     $    0.24        $   0.41
                                                                  =========     =========        ========

Income before extraordinary item
   per common share, diluted                                      $    0.84     $    0.66        $   0.39
                                                                  =========     =========        ========

Earnings per common share, diluted                                $    0.84     $    0.21        $   0.39
                                                                  =========     ==========       ========

See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                                                                                               Accumulated
                                                                           Additional                         Comprehensive
                                                                   Common   Paid-in     Unearned    Retained      Other
                                                                    Stock   Capital   Compensation  Earnings  Income (Loss)   Total
                                                                     --------------------------------------------------------------
                                                                                            (dollars in thousands)
Balance at January 1, 1999                                           $ 73   $16,506                 $ 9,015                $ 25,594

 Issuance of 828,808 warrants to purchase common stock                        1,291                                           1,291
 Issuance of 198,015 shares of common stock
 under Employee Stock Purchase Plan                                     2       374                                             376

 Net income for 1999                                                                                  2,991                   2,991
                                                                     --------------------------------------------------------------
 Balance at December 31, 1999                                          75    18,171                  12,006                  30,252

 Issuance of warrants to purchase 1,005,606 shares of common
 stock in connection with debt refinancing                             -      3,714                                           3,714

 Issuance of 1,222,500 shares of common stock for the acquisition of
 Policano & Manzo, L.L.C.                                              12     5,489                                           5,501

 Issuance of 906,756 shares of common stock in exchange for debt
 To sellers of acquired businesses                                     9     2,674                                            2,683

 Retirement of 492,001 warrants to purchase common stock in
 Connection with debt refinancing                                      -    (1,272)                                          (1,272)

 Issuance of 171,856 shares of common stock under Employee Stock
 Purchase Plan                                                          2      485                                              487

 Exercise of options and warrants to purchase 111,700 shares of
 common stock                                                           1      472                                              473

 Issuance of 6,037,500 shares of common stock for cash, net of
 offering costs of $2,138                                              60   24,006                                           24,066

 Issuance of 30,000 shares of restricted stock                         -       159                                              159

 Net income for 2000                                                                                  2,561                   2,561
                                                                     --------------------------------------------------------------
 Balance at December 31, 2000                                         159   53,898             -     14,567            -     68,624

 Issuance of 174,906 shares of common stock under
 Employee Stock Purchase Plan                                           2    1,014                                            1,016
 Exercise of options to purchase 2,498,672 shares of common stock,
 including income tax benefit of $8,100                                25   19,919                                           19,944

 Exercise of warrants to purchase 1,347,082 shares of common stock     13    3,445                                            3,458
 Retirement of 311,515 shares of common stock in connection with
 warrant exercise                                                      (3)  (3,455)                                          (3,458)

 Issuance of 32,100 shares of restricted stock                         -       595          (595)                                 -

 Amortization of unearned compensation expense                                                27                                 27

Comprehensive Income:
 Cumulative effect on prior years of changing to a different method
 of accounting for interest rate swaps                                                                              (348)      (348)
 Other comprehensive loss - change in fair value of
  Interest rate swaps                                                                                               (596)      (596)

 Net income for 2001                                                                                 16,469                  16,469
                                                                     --------------------------------------------------------------
Balance at December 31, 2001                                         $196  $75,416         $(568)   $31,036        $(944)  $105,136
                                                                     ==============================================================

  See accompanying notes.
                                                                             30

                      FTI Consulting, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow

                                                                Year ended December 31,
                                                                -----------------------
                                                           2001               2000             1999
                                                           ----               ----             ----
Operating activities
Net income                                               $  16,469          $  2,561          $  2,991
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Extraordinary loss on early extinguishment
     of debt, before income taxes                                -             8,471                 -
   Depreciation and other amortization                       3,867             2,769             2,621
   Amortization of goodwill                                  5,049             4,723             2,313
   Provisions for doubtful account                             205              (116)             (197)
   Other                                                       449              (111)               26
   Changes in operating assets and liabilities:
      Accounts receivable, billed and unbilled                (463)           (5,632)           (2,604)
      Deferred income taxes                                   (134)             (254)             (313)
      Income taxes recoverable/payable                        (473)           (1,253)              730
      Prepaid expenses and other current assets               (437)             (458)             (199)
      Accounts payable and accrued expenses                    463               700               316
      Accrued compensation expenses                          2,197             4,409             2,608
      Other current liabilities                                120              (247)              109
                                                       -----------        ----------        ----------
Net cash provided by operating activities                   27,312            15,562             8,401

Investing activities
Purchase of property and equipment                          (4,366)           (6,640)           (3,093)
Proceeds from landlord reimbursements and sales of
  property and equipment                                     1,231                47               592
Contingent payments to former owners of subsidiaries        (3,023)             (907)             (807)
Acquisition of subsidiaries                                   (211)          (49,404)                -
Change in other assets                                          67               246            (1,288)
                                                       -----------        ----------        ----------
Net cash used in investing activities                       (6,302)          (56,658)           (4,596)

Financing activities
Issuance of common stock and exercise of warrants
  and options                                               20,959            25,185               376
Borrowings under long-term debt arrangements                     -           151,500            33,000
Retirement of detachable stock warrants                          -            (1,272)                -
Repayments of long-term debt arrangements                  (32,334)         (130,825)          (35,500)
Payment of financing fees                                      (17)           (4,894)                -
Changes in other long-term liabilities                           3              (409)              142
                                                       -----------        ----------        ----------
Net cash provided by (used in) financing activities        (11,389)           39,285            (1,982)
                                                       -----------        ----------        ----------

Net increase (decrease) in cash and cash equivalents         9,621            (1,811)            1,823
Cash and cash equivalents at beginning of year               3,235             5,046             3,223
                                                       -----------        ----------        ----------

Cash and cash equivalents at end of year                 $  12,856          $  3,235          $  5,046
                                                       ===========        ==========        ==========


See accompanying notes.

                     FTI Consulting, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                               December 31, 2001
       (dollars in tables expressed in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

Description of Business

FTI Consulting, Inc. and subsidiaries (the "Company" or "FTI") is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support and engineering and scientific investigation. The Company provides services to major corporations, law firms, banks and insurance companies. These services include visual communications and trial consulting, engineering and scientific services, expert financial services including turnaround and bankruptcy consulting, assessment and expert testimony regarding intellectual property rights and claims management outsourcing services, from assessment to restoration. At December 31, 2001, the Company had 582 employees in 33 locations throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

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

Estimates are also required in such areas as the Company's self-insurance reserves for certain employee benefit plans and other ordinary accruals. Such estimates are based upon historical trends, current experience and knowledge of relevant factors.

                     FTI Consulting, Inc. and Subsidiaries

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

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in purchase business combinations, and is amortized over periods ranging from 20 to 25 years. (See also Note 1, Impact of Adoption of Recent Accounting Pronouncements.)

Impairment of Long-Lived Assets

Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

                     FTI Consulting, Inc. and Subsidiaries

Revenue Recognition

The Company derives most of its revenues from professional service activities. The vast majority of these activities are provided under "time-and-materials" billing arrangements, and revenues, consisting of billed fees and pass-through expenses, are recorded as work is performed and expenses are incurred. Revenues recognized but not yet billed to clients, have been recorded as unbilled receivables in the accompanying consolidated balance sheets. The Company obtains retainers from many of its clients in advance of providing professional service. At December 31, 2001 and 2000, retainers of $10.4 million and $7.3 million, respectively, were excluded from revenue and offset against accounts receivable.

Direct Cost of Revenues

Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues does not include an allocation of overhead costs.

Stock Options and Stock Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted. The Company has supplementally disclosed in Note 7 the required pro forma information as if the fair value method had been adopted.

The Company also periodically issues restricted and unrestricted stock to employees in connection with new hires and performance evaluations. The fair market value on the date of issue of unrestricted stock is immediately charged to compensation expense, and the fair value on the date of issue of restricted stock is charged to compensation expense ratably over the restriction period.

                     FTI Consulting, Inc. and Subsidiaries

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Accounting Change and Interest Rate Swaps

Effective January 1, 2001, the Company adopted Statement of Financial
Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specified hedge criteria are met. Under Statement 133, if an interest rate swap is designated a cash flow hedge, the effective portions of the changes in the fair value of the swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

As part of managing the exposure to changes in the market interest rates on its variable rate debt, the Company has entered into various interest rate swap transactions with financial institutions acting as the counterparty. To ensure both appropriate use as a hedge and hedge accounting treatment, all swaps entered into are designated according to the hedge objective against a specific debt issue. The notional amounts, rates and maturities of the Company's interest rate swaps are closely matched to the related terms of hedged debt obligations. None of the Company's interest rate swaps would result in a significant loss to the Company if a counterparty failed to perform according to the terms of the agreement.

The Company recorded a cumulative effect adjustment of $348,000, net of tax, in 2001 in accordance with the transition provisions of Statement 133.

Impact of Adoption of Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that goodwill and intangible assets with indefinite lives arising from a business combination will no longer be amortized to earnings, but instead reviewed annually for impairment. The Company has adopted Statement 142 effective January 1, 2002. Upon adoption of Statement 142 on January 1, 2002, the Company is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by December 31, 2002. The Company does not expect that a transitional impairment charge will be required. The annual amortization expense for goodwill was $5.0 million in 2001.

                     FTI Consulting, Inc. and Subsidiaries

Impact of Adoption of Recent Accounting Pronouncements (continued)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supercedes and serves to clarify and further define the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of.

Statement 144 does not apply to goodwill and other intangible assets that are not amortized, and retains the Company's current policy to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset. The Company will apply the new rules on accounting for the impairment or disposal of long-lived assets on January 1, 2002. The effect of adoption is not expected to have a material effect on the Company's consolidated financial position or results of operations.

                     FTI Consulting, Inc. and Subsidiaries

2. EARNINGS PER SHARE

The following table summarizes the computations of basic and diluted earnings per share:

                                                                    Year ended December 31,
                                                                 2001        2000        1999
                                                              --------     --------    -------
Numerator used in basic and diluted
earnings per common share
Income before extraordinary item                               $16,469     $ 7,954      $2,991
Extraordinary item, net of taxes                                     -      (5,393)          -
                                                              --------     --------    -------
Net income                                                     $16,469     $ 2,561      $2,991
                                                              --------     --------    -------
Denominator
Denominator for basic earnings per common
share - weighted average shares outstanding                     17,841      10,612       7,308
Effect of dilutive securities:
   Warrants                                                        319         789         173
   Employee stock options                                        1,471         587          62
                                                              --------     --------    -------
                                                                 1,790       1,376         235
                                                              --------     --------    -------
Denominator for diluted earnings per common
  share - weighted average shares outstanding
  and assumed conversions                                       19,631      11,988       7,543
                                                              --------     --------    -------
Income before extraordinary item per common
  share, basic                                                 $  0.92     $  0.75      $ 0.41
Extraordinary loss per common share, basic                           -       (0.51)          -
                                                              --------     --------    -------
Earnings per common share, basic                               $  0.92       $0.24      $ 0.41
                                                              ========     ========    =======
Income before extraordinary item per common
  share, diluted                                               $  0.84     $  0.66      $ 0.39
Extraordinary loss per common share, diluted                         -       (0.45)          -
                                                              --------     --------    -------
Earnings per common share, diluted                             $  0.84     $  0.21      $ 0.39
                                                              ========     ========    =======

                     FTI Consulting, Inc. and Subsidiaries

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

In 2000, the Company purchased the membership interests of Policano & Manzo, L.L.C. for total consideration of $54.9 million. In connection with this acquisition, assets with a fair market value of $58.1 million were acquired and liabilities of approximately $3.2 million were assumed. The Company did not make any acquisitions during 2001 or 1999.

The Company paid interest of $4.6 million, $10.8 million and $4.1 million, and income taxes of $6.0 million, $4.3 million and $2.0 million during fiscal years 2001, 2000 and 1999, respectively.

4. ACQUISITIONS

Policano & Manzo, L.L.C.

Effective January 31, 2000, the Company acquired the membership interests of Policano & Manzo, L.L.C. ("P&M"). P&M, based in Saddle Brook, New Jersey, is a leader in providing bankruptcy and turnaround consulting services to large corporations, money center banks and secured lenders throughout the U.S. The purchase price totaled approximately $54.9 million, consisting of $48.3 million in cash, 1,222,000 shares of common stock valued at $5.5 million and acquisition related expenses of $1.1 million. The acquisition was accounted for using the purchase method of accounting and approximately $52.2 million of goodwill was recorded and was being amortized over its estimated useful life of 20 years. The results of operations of P&M are included in the accompanying consolidated statements of income commencing January 31, 2000.

Contingent Payments to Previous Owners

In 2001, the Company paid contingent consideration of approximately $3.0 million to the former shareholders of Klick, Kent & Allen, Inc., a company acquired in 1998 and the former shareholder of LWG, Inc., a company acquired in 1997. The contingent payments were attributed to the achievement of specified pre-tax earnings. Additionally, the Company paid the working capital adjustment balance of $211,000 to the former shareholders of P&M, which was acquired in 2000. There are no future contingent payments due on any of the previous acquisitions of the Company.

                     FTI Consulting, Inc. and Subsidiaries

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                 December 31,
                                                                            2001             2000
                                                                         ----------------------------
Amounts due under an $80.0 million long-term credit facility, consisting of an amortizing term loan of $32.5 million and a $47.5 million revolving credit line, (of which zero was drawn at December
31, 2001), bearing interest at LIBOR plus variable percentages
(4.02% at December 31, 2001). This facility is secured by
substantially all the assets of the Company, and the unpaid
principal matures in varying amounts through December 31, 2005.
                                                                           $28,166          $60,500

Less current portion                                                        (4,333)          (4,333)
                                                                           --------         --------

Total long-term debt                                                       $23,833          $56,167
                                                                           ========         ========

The Company has entered into interest rate swap transactions on the $28.2 million of outstanding amortizing term loans. The swap transactions resulted in exchanging floating LIBOR rates for a fixed rate of 6.64%, and expire in 2004. The cost is included as a component of interest expense in the accompanying statements of income. The changes in the fair value of the swaps are recognized in the consolidated financial statements as changes in accumulated other comprehensive income (loss).

The Company is required to comply with certain financial and non financial covenants contained in the revolving credit and term loan agreements. For the year ended December 31, 2001, the Company was in compliance with all covenants as stipulated in the agreements.

Aggregate maturities of debt at December 31, 2001, are as follows:

          2002                                                $  4,333
          2003                                                   6,500
          2004                                                   8,667
          2005                                                   8,666
                                                              --------
          Total                                               $ 28,166
                                                              ========

The terms of the credit facility prohibit the payment of dividends without the consent of the lender.

The fair value of long-term debt at December 31, 2001 approximates its carrying value.

                     FTI Consulting, Inc. and Subsidiaries

6.   STOCK OPTION PLANS

Prior to 1997, the Company granted options to key employees under the 1992 Stock Option Plan. This plan was terminated in 1997 upon the adoption of the 1997 Stock Option Plan. The 1997 Plan, provides for the granting to employees and non-employee directors of qualified and non-qualified options to purchase an aggregate of up to 6,225,000 shares of common stock. Options to purchase common stock may be granted at prices not less than 50% of the fair market value of the common stock at the date of grant, for a term of no more than ten years. Vesting provisions for individual awards are at the discretion of the Board of Directors.

The following table summarizes the option activity under the plans for the three-year period ended December 31, 2001:

                                                     2001                         2000                         1999
                                                   Weighted Avg.              Weighted Avg.                 Weighted Avg.
                                      2001       Exercise Price     2000     Exercise Price      1999      Exercise Price
                                   ---------------------------------------------------------------------------------------
Options outstanding at January 1    4,896,193       $ 4.74        3,027,044      $ 4.74        2,731,244       $ 5.24
Options granted                       847,500        17.11        2,013,300        4.65          596,250         2.83
Options exercised                  (2,492,841)        4.69          (96,701)       3.71              -            -
Options forfeited                     (79,000)        3.65          (47,450)       4.69         (300,450)        5.50
                                   -----------      ------       ----------      ------        ---------       ------
Options outstanding at December 31  3,171,852       $ 8.09        4,896,193      $ 4.74        3,027,044       $ 4.74
                                   ===========      ======       ==========      ======        =========       ======

Options exercisable at December 31  1,024,352       $ 5.25        2,655,200      $ 4.99        1,796,387       $ 5.25
                                   ===========      ======       ==========      ======        =========       ======

All options granted have an exercise price equal to or greater than the fair value of the Company's common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2001, ranged from $1.92 to $21.20 as follows:

                                                          Weighted Average
                                                             Remaining
                                     Weighted Average     Contractual Life                   Weighted Average
    Range of          Options        Exercise Price of       of Options         Options      Exercise Price of
Exercise Prices     Outstanding     Options Outstanding     Outstanding       Exercisable   Options Exercisable
----------------------------------------------------------------------------------------------------------------
   $1.92 - $4.42       1,738,488             $ 4.15            7.89 years        613,488           $4.15
   $4.46 - $9.00         617,693             $ 6.40            7.52 years        352,693           $6.11
   $10.72-$21.20         815,671             $17.76            9.49 years         58,171           $11.72
                   ---------------                                            --------------
                       3,171,852                                               1,024,352
                   ===============                                            ==============

Pro Forma Disclosures Required by Statement 123

For the years ended December 31, 2001, 2000 and 1999, pro forma net income and earnings per share information required by Statement 123 has been determined as if the Company had accounted for its stock options using the fair value method rather than the intrinsic value method followed by the Company. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                      FTI Consulting, Inc. and Subsidiaries

                                                                     Year ended December 31,
                                                             2001                2000               1999
                                                       ---------------------------------------------------------
Risk free interest rate                                      4.5%                5.5%               5.5%
Expected dividend yield                                       0%                  0%                 0%
Expected option life                                       3.38 years           4 years            4 years
Expected stock price volatility                          0.758 - 0.782       0.779 - 0.790      0.788 - 0.808

Weighted average fair value of granted options               $9.40               $2.09              $1.77

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The following table summarizes pro forma income (loss) and earnings (loss) per share:

                                                                                          Year ended December 31,
                                                                                          2001        2000        1999
                                                                                    ----------------------------------
Income before extraordinary item, as reported                                        $ 16,469    $  7,954    $  2,991
Pro forma income before extraordinary item                                           $ 14,100    $  5,196    $  1,820

Net income, as reported                                                              $ 16,469    $  2,561    $  2,991
Pro forma net income (loss)                                                          $ 14,100    $   (197)   $  1,820

Income before extraordinary item per common share, basic, as reported                $   0.92    $   0.75    $   0.41
Pro forma income before extraordinary item per common share, basic                   $   0.79    $   0.49    $   0.25

Income before extraordinary item per common share, diluted, as reported              $   0.84    $   0.66    $   0.39
Pro forma income before extraordinary item per common share, diluted                 $   0.72    $   0.45    $   0.24

Earnings per common share, basic, as reported                                        $   0.92    $   0.24    $   0.41
Pro forma earnings (loss) per common share, basic                                    $   0.79    $  (0.02)   $   0.25

Earnings per common share, diluted, as reported                                      $   0.84    $   0.21    $   0.39
Pro forma earnings (loss) per common share, diluted                                  $   0.72    $  (0.02)   $   0.24

                      FTI Consulting, Inc. and Subsidiaries

7.  INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           2001            2000
                                                                       ---------------------------------
Deferred tax assets:
 Allowance for doubtful accounts                                        $     953       $     529
 Accrued vacation and bonus                                                   372             500
 Other                                                                        150               -
                                                                       ---------------------------------
Total deferred tax assets                                                   1,475           1,029

Deferred tax liabilities:
 Use of cash basis for income tax purposes by subsidiary                        -             350
 Goodwill                                                                   1,407             610
 Capitalized software                                                         341             447
  Other                                                                       130             159
                                                                       ----------------------------------
Total deferred tax liabilities                                              1,878           1,566
                                                                       ----------------------------------
Net deferred tax liability                                              $    (403)      $    (537)
                                                                       ==================================

Income tax expense (benefit), before extraordinary item consisted of the following:

                                                                             Year ended December 31
                                                                        2001             2000          1999
                                                                 ------------------------------------------------
Current:
   Federal                                                         $    9,192         $  4,766       $  1,937
   State                                                                2,388            1,405            687
                                                                 ------------------------------------------------
                                                                       11,580            6,171          2,624
Deferred (benefit):
   Federal                                                                (49)            (145)          (190)
   State                                                                  (86)            (109)          (123)
                                                                 ------------------------------------------------
                                                                         (135)            (254)          (313)
                                                                 ------------------------------------------------
                                                                   $   11,445         $  5,917       $  2,311
                                                                 ================================================

The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

                                                                           Year Ended December 31,
                                                             ----------------------------------------------------
                                                                   2001             2000               1999
                                                             ----------------------------------------------------
Expected federal income tax provision at 34%                    $  9,491        $   4,716          $   1,803
Expenses not deductible for tax purposes                             359              557                302
State income taxes, net of federal benefit                         1,474              732                286
Other                                                                121              (88)               (80)
                                                             ----------------------------------------------------
                                                                $ 11,445        $   5,917          $   2,311
                                                             ====================================================

                      FTI Consulting, Inc. and Subsidiaries

8.  OPERATING LEASES

The Company leases office space under non-cancelable operating leases that expire in various years through 2010. The leases for certain office space contain provisions whereby the future rental payments may be adjusted for increases in maintenance and insurance above specified amounts. The Company also leases certain furniture and equipment in its operations under operating leases having initial terms of less than one year.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following at December 31, 2001:

2002                                                  $  5,470
2003                                                     5,333
2004                                                     4,982
2005                                                     4,650
2006                                                     3,479
Thereafter                                              11,928
                                               ----------------
Total minimum lease payments                          $ 35,842
                                               ================

Rental expense consists of the following:

                                              Year ended December 31,
                                       2001             2000             1999
                                 -----------------------------------------------

Furniture and equipment              $    409         $    324         $    392
Office and storage                      5,171            3,556            2,859
                                     --------         --------         --------
                                     $  5,580         $  3,880         $  3,251
                                     ========         ========         ========

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

9.  EMPLOYEE BENEFIT PLANS

The Company maintains a qualified defined contribution 401(k) plan which covers substantially all employees. Under the plan, participants are entitled to make both pre-tax and after-tax contributions. The Company matches a certain percentage of participant contributions pursuant to the terms of the plan, which are limited to a percent of the participant's eligible compensation. The percentage match is at the discretion of the Board of Directors. The Company made contributions of $1.1 million, $685,000 and $344,000 during 2001, 2000 and 1999, respectively, related to these plans.

The Company also maintains an Employee Stock Purchase Plan which covers substantially all employees. Under the plan, participants are eligible to purchase shares of the Company's common stock at a price that is equal to 85% of the lesser of the fair market value of the stock on the first or the last trading day of the offering period. Offering periods commence the first day of each January and July in any particular year. There are 750,000 shares of the Company's common stock issuable under the Plan, of which 608,350 shares have been issued or subscribed for as of December 31, 2001.

10. EXTRAORDINARY LOSS

In connection with the acquisition of P&M, the Company refinanced its debt during the first quarter of 2000 and retired all long-term debt outstanding at February 4, 2000. In connection with this early extinguishment of debt, the Company wrote off unamortized debt discount and financing fees, incurring an extraordinary loss of $869,000 (net of a $660,000 income tax benefit).

During the fourth quarter of 2000, the Company successfully completed a secondary offering of 6,038 million shares of common stock. The $24.0 million proceeds, net of offering costs, together with internal cash resources, were used to repay the $30.0 million of subordinated notes issued in connection with the acquisition of P&M. Concurrent with the repayment of the subordinated notes, the Company refinanced its long-term debt to obtain more attractive terms and to reduce interest expense. In connection with the fourth quarter early extinguishment of debt, the Company wrote-off unamortized debt discount and financing fees and pre-payment penalties, resulting in an extraordinary loss of $4.5 million (net of a $2.4 million income tax benefit).

                      FTI Consulting, Inc. and Subsidiaries

11. SEGMENT REPORTING

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

The Company evaluates performance based on operating income before depreciation and amortization, corporate general and administrative expenses and income taxes. The Company does not allocate assets to its reportable segments, as assets generally are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented. The accounting policies used by the reportable segments is the same as those used by the Company and described in Note 1 to the consolidated financial statements. There are no significant inter-company sales or transfers.

The Company's reportable segments are business units that offer distinct services. The following tables set forth historical information on the Company's reportable segments:

                                            Year ended December 31, 2001
                     -----------------------------------------------------------------------
                       Financial          Applied          Litigation
                       Consulting        Sciences          Consulting             Total
--------------------------------------------------------------------------------------------
Revenues                 $  97,107        $  44,042           $  25,210         $ 166,359
Operating expenses          56,408           36,255              21,959           114,622
                         ---------        ---------           ---------         ---------
Segment profit           $  40,699        $   7,787           $   3,251         $  51,737
                         =========        =========           =========         =========

                                            Year ended December 31, 2000
                     -----------------------------------------------------------------------
                       Financial          Applied          Litigation
                       Consulting        Sciences          Consulting             Total
--------------------------------------------------------------------------------------------
Revenues                 $  64,175        $  39,232           $  31,357         $ 134,764
Operating expenses          38,286           31,963              24,489            94,738
                         ---------        ---------           ---------         ---------
Segment profit           $  25,889        $   7,269           $   6,868         $  40,026
                         =========        =========           =========         =========

                                            Year ended December 31, 1999
                     -----------------------------------------------------------------------
                       Financial          Applied          Litigation
                       Consulting        Sciences          Consulting             Total
--------------------------------------------------------------------------------------------
Revenues                 $  19,851        $  35,693           $  29,063         $  84,607
Operating expenses          14,489           30,276              20,579            65,344
                         ---------        ---------           ---------         ---------
Segment profit           $   5,362        $   5,417           $   8,484         $  19,263
                         =========        =========           =========         =========

                     FTI Consulting, Inc. and Subsidiaries

A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                                     Year ended December 31,
                                                 2001         2000         1999
-------------------------------------------------------------------------------
Operating Profit:
   Total segment profit                      $ 51,737      $40,026     $19,263
   Corporate general and
      administrative expenses                 (10,551)      (7,892)     (5,251)
   Depreciation and amortization               (8,916)      (7,492)     (4,696)
   Interest expense, net                       (4,356)     (10,771)     (4,014)
                                     ------------------------------------------
   Income before income taxes and
      extraordinary item                      $27,914      $13,871     $ 5,302
                                              =======      =======     =======

Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States. Additionally, the Company does not have a single customer that represents ten percent or more of its consolidated revenues.

                     FTI Consulting, Inc. and Subsidiaries

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Quarter Ended
                                   March 31,     June 30,     September 30,   December 31,
                                    2001           2001           2001           2001
                               ------------------------------------------------------------
Revenues                          $41,475        $42,154         $40,555       $42,175
Operating expenses                 33,365         33,864          33,548        33,312
                               ------------------------------------------------------------
Operating income                    8,110          8,290           7,007         8,863
Interest, net                      (1,443)        (1,147)           (970)         (796)
                               ------------------------------------------------------------
Income before income taxes          6,667          7,143           6,037         8,067
Income taxes                        2,834          2,967           2,414         3,230
                               ------------------------------------------------------------
Net income                         $3,833         $4,176          $3,623        $4,837
                               ============================================================

Net income per
   common share, basic              $0.24          $0.24           $0.19         $0.25
                               ============================================================

Net income  per
   common share, diluted            $0.21          $0.22           $0.18         $0.23
                               ============================================================

Weighted average shares
   outstanding:
      Basic                        15,933         17,228          18,760        19,397
                               ============================================================
      Diluted                      18,051         19,202          20,340        20,827
                               ============================================================

                     FTI Consulting, Inc. and Subsidiaries

                                                        Quarter Ended
                               ------------------------------------------------------------
                                   March 31,     June 30,     September 30,   December 31,
                                    2000           2000           2000           2000
-------------------------------------------------------------------------------------------
Revenues                          $31,013        $34,585         $33,395       $35,771
Operating expenses                 25,305         27,965          27,630        29,222
                               ------------------------------------------------------------
Operating income                    5,708          6,620           5,765         6,549
Interest, net                      (2,352)        (3,142)         (3,143)       (2,134)
                               ------------------------------------------------------------
Income before income taxes
   and extraordinary item           3,356          3,478           2,622         4,415
Income taxes                        1,476          1,530           1,154         1,757
                               ------------------------------------------------------------
Income before
   extraordinary item               1,880          1,948           1,468         2,658
Extraordinary loss on early
   extinguishment of debt,
   net of taxes                       869              -               -         4,524
                               ------------------------------------------------------------
Net income (loss)                 $ 1,011        $ 1,948         $ 1,468       $(1,866)
                               ============================================================

Income before
   extraordinary item per
   common share, basic            $  0.21        $  0.20         $  0.15       $  0.28
                               ============================================================
Net income (loss) per
   common share, basic            $  0.11        $  0.20         $  0.15       $ (0.20)
                               ============================================================

Income before
   extraordinary item per
   common share, diluted          $  0.19        $  0.17         $  0.13       $  0.17
                               ============================================================
Net income (loss) per
   common share, diluted          $  0.11        $  0.17         $  0.13       $ (0.12)
                               ============================================================

Weighted average shares
   outstanding:
      Basic                         8,781          9,635           9,804        14,238
                               ============================================================
      Diluted                       9,600         11,270          11,604        15,411
                               ============================================================

                     FTI CONSULTING, INC. AND SUBSIDIARIES

13.  CONTINGENCIES

The Company is subject to legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

14.  SUBSEQUENT EVENTS

The Company's board of directors authorized a 3 for 2 stock split in the form of a stock dividend to be distributed to shareholders of record on January 2, 2002. All share and per share date included in the consolidated financial statements have been restated to reflect the stock split.

Effective January 2, 2002, the Company acquired all of the outstanding common stock of Technology and Financial Consulting, Inc. ("TFC"). TFC, based in Houston, Texas, provides intellectual property consulting services. The total purchase price of $4.1 million includes cash payments of $3.1 million and common stock valued at $1.0 million. The acquisition was accounted for using the purchase method of accounting. At the acquisition date, approximately $3.7 million of goodwill was recorded.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Certain information required in Part III is omitted from this Report, but is incorporated herein by reference from the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2001 (the "Proxy Statement"), pursuant to Regulation 14A with the Securities and Exchange Commission.

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

                                   PART IV

              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORM 8-K

(a)     FINANCIAL STATEMENTS, EXHIBITS AND SCHEDULES

        1.     FINANCIAL STATEMENTS (See Item 8 hereof.)

               Report of Independent Auditors

               Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000

               Consolidated Statements of Income for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999

               Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999

               Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999

               Notes to Consolidated Financial Statements

           2.         FINANCIAL STATEMENT SCHEDULES

                      Schedule II -- Valuation and Qualifying Accounts

                      All schedules, other than those outlined below, are omitted as the information is not required or is otherwise furnished.

-------------------------------------------------------------------------------------------------------------------------
                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------------------------------------
                                            FTI Consulting, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------
                                                        (in thousands)
-------------------------------------------------------------------------------------------------------------------------
                COLUMN A                     COLUMN B                 COLUMN C           COLUMN D      COLUMN E
-------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
-------------------------------------------------------------------------------------------------------------------------
               Description                  Balance at      Charged to   Charged to      Deductions     Balance at End
                                           Beginning of     Costs and      Other                           of Period
                                              Period        Expenses      Accounts
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001:
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
         Reserves and allowances deducted from asset accounts:
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                   2,118            2,383                  2,178  /(1)/           2,323
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000:
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
         Reserves and allowances deducted from asset accounts:
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                   2,225            1,740       9 /(2)/    1,856  /(1)/           2,118
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
         Reserves and allowances deducted from asset accounts:
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                     902              527   1,048  /(2)/      55  /(1)/           2,422

-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
/(1)/ Uncollectible accounts written off, net of recoveries.
-------------------------------------------------------------------------------------------------------------------------
/(2)/ Allowance recorded for acquisitions.
-------------------------------------------------------------------------------------------------------------------------

3.      EXHIBITS

     NUMBER     DESCRIPTION
    -------     --------------------------------------------------------

       *3.1     Amended and Restated Articles of Incorporation of FTI
                Consulting, Inc.

   +++++3.2     Bylaws of FTI Consulting, Inc., as amended and restated.

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

  +++++10.13    Credit Agreement dated as of December 22, 2000, among FTI
                Consulting, Inc. and the lenders and agents named therein
                (schedules omitted).

  +++++10.14    First Amendment to Credit Agreement dated as of February 23,
                2001, among FTI Consulting, Inc. and the lenders agents named therein.

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

+++++ Filed as an exhibit to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, and incorporated herein by reference.

(b)    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2002.

                                                 FTI CONSULTING, INC.

                                               By:      /s/ Jack B. Dunn, IV
                                                      -------------------------
                                               Name:       Jack B. Dunn, IV
                                               Title: Chief Executive Officer
                                                      and Chairman of the Board

SIGNATURE                                   CAPACITY IN WHICH SIGNED                              DATE
---------                                   ------------------------                              ----
        /s/ JACK B. DUNN, IV                Chairman of the Board and Chief                  March 27, 2002
------------------------------------
          Jack B. Dunn, IV                    Executive Officer (principal
                                              executive officer)

         /s/ STEWART J. KAHN                President, Chief Operating                       March 27, 2002
------------------------------------
           Stewart J. Kahn                    Officer and Director

       /s/ THEODORE I. PINCUS               Executive Vice President, Chief                  March 27, 2002
-----------------------------
         Theodore I. Pincus                   Financial Officer and Secretary
                                              (principal financial accounting officer)

       /s/ DENIS J. CALLAGHAN               Director                                         March 27, 2002
------------------------------------
         Denis J. Callaghan

       /s/ JAMES A. FLICK, JR.              Director                                         March 27, 2002
------------------------------------
         James A. Flick, Jr.

        /s/ PETER F. O'MALLEY               Director                                         March 27, 2002
------------------------------------
          Peter F. O'Malley

      /s/ DENNIS J. SHAUGHNESSY             Director                                         March 27, 2002
------------------------------------
        Dennis J. Shaughnessy

        /s/ GEORGE P. STAMAS                Director                                         March 27, 2002
------------------------------------
          George P. Stamas