Form 10-Q
period 2002-03-31
FTI CONSULTING INC
filed 2002-05-09
CIK 887936

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____ to ______

                        Commission file number: 001-14875

                              FTI CONSULTING, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Maryland                                    52-1261113
     ------------------------------            -------------------------------
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
     Incorporation or Organization)

                  900 Bestgate Road, Annapolis, Maryland           21401
           ----------------------------------------------------------------
           (Address of Principal Executive Offices)             (Zip Code)

                                 (410) 224-8770
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    ----------------------------------------
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

 Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                      Outstanding at May 8, 2002
------------------------                            ---------------------------
Common Stock, par value                                       20,028,797
    $.01 per share

                              FTI CONSULTING, INC.
                              --------------------

                                      INDEX

                                                                           Page
                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets - December 31, 2001 and
              March 31, 2002                                                 3

            Consolidated Statements of Income - Three months ended
              March 31, 2001 and three months ended
              March 31, 2002                                                 5

            Consolidated Statements of Cash Flows - Three months
              ended March 31, 2001 and three months ended
              March 31, 2002                                                 6

            Notes to Unaudited Consolidated Financial Statements
              - March 31, 2002                                               7

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition                     12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        15

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 15

Item 2.   Changes in Securities                                             15

Item 3.   Defaults Upon Senior Securities                                   15

Item 4.   Submission of Matters to a Vote of Security Holders               15

Item 5.   Other Information                                                 15

Item 6.   Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                  16

Part I. Financial Information

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                 (in thousands of dollars, except share amounts)

                                                                   December 31,   March 31,
                                                                      2001          2002
                                                                  --------------------------
                                                                   (audited)      (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                      $     12,856  $      7,233
   Accounts receivable, less allowance of $1,508 in 2001
      and $1,874 in 2002                                                20,435        23,631
   Unbilled receivables, less allowance of $815 in 2001
      and $1,136 in 2002                                                12,154        17,157
   Income taxes recoverable                                              1,790             -
   Deferred income taxes                                                 1,325         1,325
   Prepaid expenses and other current assets                             2,361         3,928
                                                                  --------------------------
Total current assets                                                    50,921        53,274

Property and equipment:
   Furniture, equipment and software                                    19,535        20,841
   Leasehold improvements                                                4,102         4,166
                                                                  --------------------------
                                                                        23,637        25,007

Accumulated depreciation and amortization                              (11,384)      (12,026)
                                                                  --------------------------
                                                                        12,253        12,981

Deferred income taxes                                                      150           150
Goodwill, net of accumulated amortization of $13,245                    90,156        93,971
Other assets                                                               873           863
                                                                  --------------------------
Total assets                                                      $    154,353  $    161,239
                                                                  ==========================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                 (in thousands of dollars, except share amounts)

                                                                       December 31,       March 31,
                                                                          2001              2002
                                                                      --------------------------------
                                                                       (audited)         (unaudited)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                              $       4,788     $       5,200
   Accrued compensation expense                                              12,536             8,200
   Income taxes payable                                                           -               644
   Deferred income taxes                                                        130               130
   Current portion of long-term debt                                          4,333             4,333
   Other current liabilities                                                    368               280
                                                                      --------------------------------
Total current liabilities                                                    22,155            18,787

Long-term debt, less current portion                                         23,833            22,750
Other long-term liabilities                                                   1,481             1,390
Deferred income taxes                                                         1,748             1,748
Commitments and contingent liabilities                                            -                 -

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none outstanding                                                -                 -
   Common stock, $.01 par value; 45,000,000 shares;
      19,590,938 and 19,981,797 shares issued and
      outstanding in 2001 and 2002, respectively                                196               200
   Additional paid-in capital                                                75,416            79,968
   Unearned compensation                                                       (568)             (520)
   Retained earnings                                                         31,036            37,640
   Accumulated other comprehensive loss                                        (944)             (724)
                                                                      --------------------------------
Total stockholders' equity                                                  105,136           116,564
                                                                      --------------------------------
Total liabilities and stockholders' equity                            $     154,353     $     161,239
                                                                      ================================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income
                (in thousands of dollars, except per share data)

                                                       Three Months Ended March 31,
                                                         2001           2002
                                                      ------------  ---------------
                                                      (unaudited)   (unaudited)
 Revenues                                              $  41,475     $   50,680

 Direct cost of revenues                                  21,806         25,458
 Selling, general and administrative expenses             10,309         13,386
 Amortization of goodwill                                  1,250              -
                                                      ------------  ---------------
                                                          33,365         38,844
                                                      ------------  ---------------

 Income from operations                                    8,110         11,836

 Other income (expense):
    Interest income                                           52             28
    Interest expense                                      (1,495)          (766)
                                                      ------------  ---------------
                                                          (1,443)          (738)
                                                      ------------  ---------------
 Income before income taxes                                6,667         11,098

 Income taxes                                              2,834          4,494
                                                      ------------  ---------------

 Net income                                            $   3,833     $    6,604
                                                      ============  ===============

 Earnings per common share, basic                      $    0.24     $     0.33
                                                      ============  ===============

 Earnings per common share, diluted                    $    0.21     $     0.31
                                                      ============  ===============

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (in thousands of dollars)

                                                                    Three Months Ended March 31,
                                                                        2001           2002
                                                                      -----------------------
                                                                             (unaudited)
Operating activities
Net income                                                            $    3,833      $ 6,604
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Amortization of goodwill                                              1,250            -
     Depreciation and other amortization                                     916        1,086
     Provision for doubtful accounts                                         126          673
     Non-cash stock compensation expense                                       -           48
     Other                                                                   152          164
     Changes in operating assets and liabilities:
       Accounts receivable, billed and unbilled                           (2,516)      (8,445)
       Prepaid expenses and other current assets                            (140)      (1,567)
       Accounts payable and accrued expenses                              (1,852)         412
       Accrued compensation expense                                       (2,358)      (4,336)
       Income taxes recoverable/payable                                    2,694        2,434
       Other current liabilities                                             (10)        (144)
                                                                     ---------------------------
Net cash provided by (used in) operating activities                        2,095       (3,071)

Investing activities
Purchase of property and equipment                                          (815)      (1,603)
Contingent payments to former owners of subsidiaries                         (90)        (121)
Acquisition of businesses, including acquisition costs                      (516)      (3,241)
Change in other assets                                                       202            -
                                                                     ---------------------------
Net cash used in investing activities                                     (1,219)      (4,965)

Financing activities
Issuance of common stock and exercise of options                             506        3,546
Payments of long-term debt                                                (2,084)      (1,083)
Payment of financing fees                                                     (5)         (50)
                                                                     ---------------------------
Net cash provided by (used in) financing activities                       (1,583)       2,413
                                                                     ---------------------------

Net decrease in cash and cash equivalents                                   (707)      (5,623)
Cash and cash equivalents at beginning of period                           3,235       12,856
                                                                     ---------------------------
Cash and cash equivalents at end of period                            $    2,528      $ 7,233
                                                                     ===========================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002
        (amounts in tables expressed in thousands, except per share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2. Recent Accounting Pronouncements

As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The amortization expense and net income of the Company for the three months ended March 31, 2002 and 2001 are as follows:

                                                      2001     2002
                                                  --------------------

                             Reported net income     $3,833    $6,604
      Plus: Goodwill amortization, net of income
                                           taxes        720       -0-
                                                  -------------------
                             Adjusted net income     $4,553    $6,604
                                                  ===================

                Earnings per common share, basic
                             Reported net income     $ 0.24     $0.33
      Goodwill amortization, net of income taxes
                                                       0.05       -0-
                                                  -------------------
                              Adjusted net income    $ 0.29     $0.33
                                                  ===================

              Earnings per common share, diluted
                             Reported net income     $ 0.21     $0.31
      Goodwill amortization, net of income taxes
                                                       0.04       -0-
                                                  -------------------
                             Adjusted net income     $ 0.25     $0.31
                                                  ===================

During the second quarter of 2002, the Company will complete the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives. Currently, management has not yet determined the effect of these tests; however, the impact is not expected to be material to the Company's earnings or financial position.

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           March 31, 2002 (continued)
        (amounts in tables expressed in thousands, except per share data)

2. Recent Accounting Pronouncements (continued)

Also, as of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supersedes and serves to clarify and further define the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of.

Statement 144 does not apply to goodwill and other intangibles assets that are not amortized, and retains the Company's current policy to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset. The effect of adoption of Statement 144 did not have a material effect on the Company's consolidated financial position or results of operations.

3. Stockholders' Equity

                                                                                                          Accumulated
                                                                      Additional                              Other
                                                              Common   Paid-in      Unearned    Retained  Comprehensive
                                                              Stock    Capital    Compensation  Earnings  Income (Loss)   Total
                                                           ----------------------------------------------------------------------
Balance at January 1, 2002                                     $196     $75,416      $(568)     $31,036      $ (944)     $105,136
Payment for fractional shares                                     -         (16)                                              (16)
Issuance of 48,904 shares of common stock
   under Employee Stock Purchase Plan                             1         603                                               604
Issuance of 46,216 shares of common stock as part of
   purchase price of TFC                                          -       1,010                                             1,010
Exercise of stock options to purchase 293,939 shares
   of common stock, including tax benefit of $1.5 million         3       2,955                                             2,958
Amortization of unearned compensation expense                                           48                                     48
Comprehensive Income:
   Other comprehensive income - change in fair value of
    interest rate swaps, net of income taxes of $163                                                            220           220
   Net income for the three months
    ended March 31, 2002                                                                          6,604                     6,604
                                                                                             ------------------------------------
Total Comprehensive Income                                                                        6,604         220         6,824
                                                           ----------------------------------------------------------------------
Balance at March 31, 2002                                      $200     $79,968      $(520)     $37,640      $ (724)     $116,564
                                                           ======================================================================

Total comprehensive income for the three months ended March 31, 2002 was $6,824,000, representing the change in fair value of interest rate swaps of $220,000 and net income of $6,604,000. Total comprehe nsive income for the three months ended March 31, 2001 was $3,126,000, composed of the change in the fair value of interest rate swaps of $(359,000), the cumulative effect on prior years of changing to a different method of accounting for interest rate swaps of $(348,000) and net income of $3,833,000.

The Company's board of directors authorized a three-for-two stock split in the form of a stock dividend to be distributed to stockholders of record on January 2, 2002. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           March 31, 2002 (continued)
        (amounts in tables expressed in thousands, except per share data)

4.  Income Taxes

The income tax provisions for interim periods in 2002 and 2001 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $4.5 million for the three month period ended March 31, 2002 consists of federal and state income taxes. The effective income tax rate in 2002 is expected to be approximately 40.5%. This rate is higher than the statutory federal income tax rate of 35% due principally to state and local taxes.

5.  Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

                                                                                 Three months ended
                                                                                      March 31,
                                                                                 2001          2002
                                                                               -----------------------
Numerator used in basic and diluted earnings per common share:

Net income                                                                       $ 3,833       $ 6,604
                                                                               =========     =========

Denominator:

Denominator for basic earnings per common share  -- weighted average shares       15,933        19,783

Effect of dilutive securities:
   Warrants                                                                          899             -
   Employee stock options                                                          1,219         1,570
                                                                               ---------     ---------
                                                                                   2,118         1,570
                                                                               ---------     ---------
Denominator for diluted earnings per common share -- weighted
   average shares and effect of dilutive securities                               18,051        21,353
                                                                               =========     =========

Earnings per common share, basic                                                 $  0.24       $  0.33
                                                                               =========     =========

Earnings per common share, diluted                                               $  0.21       $  0.31
                                                                               =========     =========

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           March 31, 2002 (continued)
        (amounts in tables expressed in thousands, except per share data)

6.  Acquisition of Technology & Financial Consulting, Inc.

On January 2, 2002, the Company completed the acquisition of all of the outstanding common stock of Technology & Financial Consulting, Inc. ("TFC"). TFC, based in Houston, Texas, provides intellectual property consulting services. As a result of the acquisition, the Company has added a new practice area to its service offerings. The total purchase price was $4.1 million, including cash payments of $3.1 million and common stock valued at $1.0 million. The value of the 46,216 common shares issued was determined based on the closing market price of the Company's common stock on December 31, 2001, pursuant to the Agreement. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, assets with a fair market value of $4.3 million including approximately $3.7 million of goodwill were acquired and liabilities of $33,000 were assumed. The results of operations of TFC are included in the accompanying consolidated financial statements commencing January 2, 2002.

7.  Segment Reporting

The Company is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation consulting, and engineering/scientific investigation, through three distinct operating segments. The Financial Consulting division offers a range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis, and business valuations. The Applied Sciences division offers engineering/scientific consulting services, accident reconstruction, fire investigation, equipment procurement, and expert testimony regarding intellectual property rights. The Litigation Consulting division provides advice and services in connection with all phases of the litigation process.

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

The Company's reportable segments are business units that offer distinct services. The following table sets forth historical information on the Company's reportable segments:

                                              Three months ended March 31, 2001
                          -------------------------------------------------------------------------
                              Financial          Applied           Litigation
                              Consulting         Sciences          Consulting           Total
---------------------------------------------------------------------------------------------------
Revenues                        $24,213          $10,210              $7,052           $41,475
Operating expenses               14,522            8,468               6,094            29,084
                                -------          -------              ------           -------
Segment profit                  $ 9,691          $ 1,742              $  958           $12,391
                                =======          =======              ======           =======

                                              Three months ended March 31, 2002
                          -------------------------------------------------------------------------
                              Financial          Applied           Litigation
                              Consulting         Sciences          Consulting         Total
---------------------------------------------------------------------------------------------------
Revenues                        $31,380          $12,773              $6,527           $50,680
Operating expenses               18,918           10,185               5,671            34,774
                                -------          -------              ------           -------
Segment profit                  $12,462          $ 2,588              $  856           $15,906
                                =======          =======              ======           =======

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                           March 31, 2002 (continued)
        (amounts in tables expressed in thousands, except per share data)


7. Segment Reporting (continued)

A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                       Three months ended March 31,
--------------------------------------------------------------------
                                            2001         2002
--------------------------------------------------------------------
Operating Profit:

  Total segment profit                     $12,391      $15,906
  Corporate general and administrative
    expenses                                (2,115)      (2,984)
  Depreciation and amortization             (2,166)      (1,086)
  Interest expense, net                     (1,443)        (738)
                                           -------      -------

  Income before income taxes               $ 6,667      $11,098
                                           =======      =======

Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States. Additionally, the Company does not have a single customer that represents ten percent or more of its consolidated revenues.

The carrying amount of goodwill, by segment, at March 31, 2002, is as follows:

                                Financial    Applied    Litigation
                                Consulting   Sciences   Consulting    Total
                                ----------   --------   ----------    -----

    Balance at March 31, 2002 - $   76,760  $   14,422  $    2,789  $   93,971
                                ==============================================

FTI Consulting, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

FTI Consulting, Inc. (the "Company" or "FTI") is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation support, and engineering/scientific investigation. We are organized into three distinct operating segments that contribute to the overall performance of our company.

Our Financial Consulting division, which accounted for 61.9% of our first quarter 2002 revenues and was our most profitable division, offers a broad range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis, and business valuations. Our Applied Sciences division, which accounted for 25.2% of our first quarter 2002 revenues, offers forensic engineering/scientific investigation services, accident reconstruction, fire investigation, and expert testimony regarding intellectual property rights. Our Litigation Consulting division, which accounted for 12.9% of our first quarter 2002 revenues, provides advice and services in connection with all phases of the litigation process.

We evaluate segment performance based on our operating income before depreciation and amortization, corporate general and administrative expenses and income taxes for each division. In the first quarter of 2002, our Financial Consulting division accounted for 78.3% of our operating income, while our Applied Sciences division accounted for 16.3% and our Litigation Consulting division accounted for 5.4%.

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. In the first quarter of 2002, our direct costs were 50.2% of revenues, consistent with our overall long-term 50.0% target and an improvement from 52.6% in the first quarter of 2001.

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, corporate overhead expenses, and depreciation and amortization of property and equipment. In the first quarter of 2002, selling, general and administrative expenses, including depreciation and amortization, accounted for about 26.4% of our revenues, slightly higher than the 24.9% result in the first quarter of 2001, but consistent with our long-term target of 25.0% excluding depreciation and amortization. Our corporate overhead costs, which are included in selling, general and administrative expenses, represented about 5.9% of revenues in 2002 and 5.1% in 2001.

Effect of Recent Accounting Pronouncements

In connection with our various acquisitions, we recorded goodwill. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets.

On March 31, 2002, we had about $94.0 million of unamortized goodwill, which, prior to this year, we had been amortizing over 20 to 25 year periods. On January 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Statement 142 eliminates the requirement to amortize goodwill over finite lives. Rather, the asset must be tested for impairment at least annually at the reporting level using an approach defined by the Statement.

We adopted Statement 142 in January 2002 and accordingly amortization of goodwill is no longer recorded. Goodwill amortization was approximately $5.0 million in 2001. The Statement also provides that any impairment loss recognized as a result of a transitional impairment test of goodwill is recognized as the effect of a change in accounting principle in the period of adoption. While we have not yet completed the impairment tests required by Statement 142, we believe that a material transitional impairment charge will not be required.

Acquisition

On January 2, 2002, we completed the acquisition of all of the outstanding common stock of Technology & Financial Consulting, Inc. ("TFC"). TFC, based in Houston, Texas, provides intellectual property consulting services. The total purchase price was $4.1 million, including cash payments of $3.1 million and common stock valued at $1.0 million. This acquisition was accounted for using the purchase method of accounting and at the acquisition date, approximately $3.7 million of goodwill was recorded. The professionals and practices of TFC have been incorporated into our Financial Consulting division in our Houston, Texas office.

Results of Operations

Three Months Ended March 31, 2002 and March 31, 2001

Revenues. Total revenues for the three months ended March 31, 2002 increased 22.2% to $50.7 million from $41.5 million in 2001. Our Financial Consulting division revenues grew by 29.6% to $31.4 million in 2002 from $24.2 million in 2001, primarily as a result our ability to recruit seasoned financial professionals to meet the continued strong demand for our financial consulting services in both restructuring and turnaround activities and the forensic accounting and strategic consulting portions of the business, coupled with increases in professional rates. We believe that the market demand for our services in these areas will continue to be strong throughout 2002, and we have added several new practice areas to the division in early 2002, including crisis management, intellectual property litigation consulting, electronic evidence discovery, and utility regulatory and financial consulting. These new practice areas did not contribute significantly to the revenues or operating income of the Financial Consulting division during the first quarter of 2002.

Our Applied Sciences division experienced 25.1% revenue growth during the first three months of 2002 to $12.8 million from $10.2 million in 2001. This division grew faster than its historical rate of 6% to 10% due primarily to a significant number of unanticipated assignments. These engagements included restoration assignments near the site of the World Trade Center that were completed in the first quarter of 2002. We do not anticipate any significant changes in the long-term trends for this division and anticipate that its growth for the remainder of 2002 will be within its historical range.

Our Litigation Consulting division revenues decreased 7.4% to $6.5 million in 2002 from $7.1 million in 2001, representing a slowing of the decline that began in the third quarter of 2000 primarily as a result of an unusual number of trials that were deferred or cancelled due to settlement or settlement discussions. Because we do not foresee this trend reversing during the remainder of 2002, we continue to monitor this business segment closely and continue to take significant steps to contain costs. Our goals are to improve our overall utilization of employees, further standardize practices, install new incentive systems for our sales and marketing efforts, establish new profit incentive programs, continue to reduce costs by flattening our organizational structure and work on enhancing opportunities through our new electronic evidence and intellectual property consulting businesses.

Direct Cost of Revenues. Direct cost of revenues was 50.2% of our total revenues in the first quarter of 2002 and 52.6% in the same period of 2001. The improvement in 2002 resulted primarily from the relative growth of the Financial Consulting division, which has a somewhat higher gross margin than our other divisions, and is in line with our long-term target of 50.0%.

Selling, General and Administrative Expenses. As a percent of our total revenues, these expenses, which include depreciation and amortization of property and equipment, were 26.4% in the first quarter of 2002, and 24.9% in the same period of 2001. The increase in 2002 is primarily due to facilities costs, related to the expansion of our offices in several major markets, including Los Angeles and Washington, DC. Selling, general and administrative expenses, excluding depreciation and amortization, was 24.3% of revenues in the first quarter of 2002, and is consistent with our long-term target of 25.0%.

Amortization of Goodwill. As required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we no longer amortize our goodwill beginning January 1, 2002. Amortization of goodwill during the first quarter of 2001 was $1.25 million.

Interest Expense. Interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest expense decreased substantially in the first quarter of 2002 compared with 2001, because we were able to retire our debt in accordance with its terms with cash flow from operations and the proceeds from the exercise of options and, because interest rates were lower than in the first quarter of 2001.

Income Taxes. Our effective tax rate decreased to 40.5% in the first quarter of 2002, reduced from 41.0% for fiscal 2001, principally due to the reduced effect of some of the goodwill amortization in 2001 not being deductible for income tax purposes.

Liquidity and Capital Resources

During the first quarter of 2002, net cash used in operations was about $3.1 million, principally as a result of the $8.4 million increase in our billed and unbilled accounts receivable. Our revenues for the first quarter of 2002 were $9.2 million more than in the same period of 2001, a significant portion of which was in the last month of the quarter. We also paid all incentive compensation related to 2001, reducing our accrued compensation balances by $4.3 million.

During the three months ended March 31, 2002, we spent $1.6 million for net additions to property and equipment, primarily for the cost of the expansion of one of our major offices and the investment in technology and equipment for our new practice areas. For the year ended December 31, 2002, we expect to spend approximately $5.0 million for property and equipment additions. During the first quarter of 2002, we also paid $3.1 million in cash to acquire TFC.

Also, during the quarter ended March 31, 2002, stock options to purchase 293,939 shares of our common stock were exercised and 48,904 shares of our common stock were issued under our Employees Stock Purchase Plan, generating $3.5 million in cash. At the end of March 2002, we made the scheduled payment of $1.1 million on our long-term debt.

At March 31, 2002, we had $7.2 million in cash plus availability under our revolving credit agreement to borrow $46.6 million. We have not drawn upon this credit facility during the first quarter of 2002. We expect that available cash and credit facilities will be sufficient to meet our normal operating requirements in the near term.

A summary of our contractual obligations and commitments including the aforementioned credit facility are as follows:

---------------------------------------------------------------------------------------------------
                                                  Payments Due by Period
---------------------------------------------------------------------------------------------------
Contractual Obligations     Total        2002        2003        2004        2005      Thereafter
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Long-Term Debt                27,083       3,250       6,500       8,667       8,666            -
---------------------------------------------------------------------------------------------------
Operating Leases              35,842       5,470       5,333       4,982       4,650         15,407
---------------------------------------------------------------------------------------------------
Total Obligations             62,925       8,720      11,833      13,649      13,316         15,407
---------------------------------------------------------------------------------------------------

Forward-Looking Statements

Some of the statements under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results and do not intend to do so. Factors, which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to, the risk factors described elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates on our variable rate debt. We have managed this risk by entering into interest rate swaps. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates. We do not anticipate any material changes to our market risk exposures in 2002.

Interest rate swaps with notional principal amounts of $27.1 million at March 31, 2002 were designated as hedges against outstanding debt and were used to convert the interest rate on our variable rate debt to fixed rates for the life of the swap. Our pay rate on our debt was 8.39% at March 31, 2002, compared to our receive rate of 3.63%. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently a party to any material litigation.

Item 2. Changes in Securities

On January 2, 2002, the Company completed the acquisition of all of the outstanding common stock of Technology & Financial Consulting, Inc. The purchase price totaled $4.1 million, consisting of $3.1 million in cash and 46,216 shares of common stock of the Company valued at $21.64 per share. The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended.

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

                                    FTI CONSULTING, INC.


Date: May 9, 2002                   By /s/Theodore I. Pincus
                                       ---------------------
                                    THEODORE I. PINCUS
                                    Executive Vice President, Chief Financial
                                    Officer (principal financial and accounting
                                    officer) and Secretary