Form 10-Q
period 2002-06-30
FTI CONSULTING INC
filed 2002-08-13
CIK 887936

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                        Commission file number: 001-14875

                              FTI CONSULTING, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Maryland                                       52-1261113
 --------------------------------              ---------------------------------
  (State or Other Jurisdiction of              (IRS Employer Identification No.)
   Incorporation or Organization)

    900 Bestgate Road, Annapolis, Maryland                    21401
 -------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                (Zip Code)

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
Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                    Outstanding at August 8, 2002
-----------------------                           ------------------------------
Common Stock, par value                                    20,984,902
      $.01 per share

                              FTI CONSULTING, INC.

                                      INDEX

                                                                              Page
                                                                              ----
PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

             Consolidated Balance Sheets - December 31, 2001 and
               June 30, 2002                                                    3

             Consolidated Statements of Income - Three months ended
               June 30, 2001 and three months ended
               June 30, 2002                                                    5

             Consolidated Statements of Income - Six months ended
               June 30, 2001 and six months ended
               June 30, 2002                                                    6

             Consolidated Statements of Cash Flows - Six months
                ended June 30, 2001 and six months ended
                June 30, 2002                                                   7

             Notes to Unaudited Consolidated Financial Statements
               - June 30, 2002                                                  8

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition                       15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk          19

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                   19

Item 2.    Changes in Securities                                               19

Item 3.    Defaults Upon Senior Securities                                     19

Item 4.    Submission of Matters to a Vote of Security Holders                 19

Item 5.    Other Information                                                   20

Item 6.    Exhibits and Reports on Form 8-K                                    20


SIGNATURES                                                                     21

Part I.  Financial Information

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                 (in thousands of dollars, except share amounts)

                                                                 December 31,    June 30,
                                                                    2001          2002
                                                               ---------------------------
                                                                 (audited)    (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                    $   12,856     $  21,236
   Accounts receivable, less allowance of $1,508 in 2001
      and $1,477 in 2002                                            20,435        25,213
   Unbilled receivables, less allowance of $815 in 2001
      and $999 in 2002                                              12,154        15,875
   Income taxes recoverable                                          1,790           894
   Deferred income taxes                                             1,325         1,325
   Prepaid expenses and other current assets                         2,361         2,430
                                                                ------------------------
Total current assets                                                50,921        66,973

Property and equipment:
   Furniture, equipment and software                                19,535        22,835
   Leasehold improvements                                            4,102         4,565
                                                                ------------------------
                                                                    23,637        27,400

Accumulated depreciation and amortization                          (11,384)      (12,977)
                                                                ------------------------
                                                                    12,253        14,423

Deferred income taxes                                                  150           150
Goodwill                                                            90,156        93,969
Other assets                                                           873         1,148
                                                                ------------------------
Total assets                                                     $ 154,353     $ 176,663
                                                                ========================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                 (in thousands of dollars, except share amounts)

                                                                           December 31,      June 30,
                                                                               2001            2002
                                                                        ---------------------------------
                                                                            (audited)       (unaudited)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                  $      4,788      $      3,589
   Accrued compensation expense                                                 12,536            11,147
   Deferred income taxes                                                           130               130
   Current portion of long-term debt                                             4,333             4,333
   Other current liabilities                                                       368               272
                                                                        ---------------------------------
Total current liabilities                                                       22,155            19,471

Long-term debt, less current portion                                            23,833            21,667
Other long-term liabilities                                                      1,481             1,627
Deferred income taxes                                                            1,748             1,748
Commitments and contingent liabilities                                               -                 -

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none outstanding                                                   -                 -
   Common stock, $.01 par value; 45,000,000 shares authorized;
      19,590,938 and 20,540,102 shares issued and
      outstanding in 2001 and 2002, respectively                                   196               205
   Additional paid-in capital                                                   75,416            88,907
   Unearned compensation                                                          (568)             (465)
   Retained earnings                                                            31,036            44,328
   Accumulated other comprehensive loss                                           (944)             (825)
                                                                        ----------------------------------
Total stockholders' equity                                                     105,136           132,150
                                                                        ----------------------------------
Total liabilities and stockholders' equity                                $    154,353      $    176,663
                                                                        ==================================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income
                (in thousands of dollars, except per share data)

                                                             Three Months Ended June 30,
                                                               2001               2002
                                                       ------------------------------------
                                                           (unaudited)         (unaudited)
 Revenues                                                 $    42,154        $     51,075

 Direct cost of revenues                                       21,664              25,928
 Selling, general and administrative expenses                  10,945              13,304
 Amortization of goodwill                                       1,255                   -
                                                       ------------------------------------
                                                               33,864              39,232
                                                       ------------------------------------

 Income from operations                                         8,290              11,843

 Other income (expense):
    Interest income                                                42                  54
    Interest expense                                           (1,189)               (656)
                                                       ------------------------------------
                                                               (1,147)               (602)
                                                       ------------------------------------
 Income before income taxes                                     7,143              11,241

 Income taxes                                                   2,967               4,553
                                                       ------------------------------------

 Net income                                               $     4,176        $      6,688
                                                       ====================================

 Earnings per common share, basic                         $      0.24        $       0.33
                                                       ====================================

 Earnings per common share, diluted                       $      0.22        $       0.31
                                                       ====================================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                        Consolidated Statements of Income
                (in thousands of dollars, except per share data)

                                                              Six Months Ended June 30,
                                                               2001               2002
                                                           -------------------------------
                                                            (unaudited)       (unaudited)
 Revenues                                                   $    83,629      $    101,755

 Direct cost of revenues                                         43,483            51,386
 Selling, general and administrative expenses                    21,240            26,690
 Amortization of goodwill                                         2,507                 -
                                                           --------------------------------
                                                                 67,230            78,076
                                                           --------------------------------

 Income from operations                                          16,399            23,679

 Other income (expense):
    Interest income                                                  94                82
    Interest expense                                             (2,682)           (1,422)
                                                           --------------------------------
                                                                 (2,588)           (1,340)
                                                           --------------------------------
 Income before income taxes                                      13,811            22,339

 Income taxes                                                     5,801             9,047
                                                           --------------------------------
 Net income                                                 $     8,010      $     13,292
                                                           ================================
 Earnings per common share, basic                           $      0.48      $       0.67
                                                           ================================
 Earnings per common share, diluted                         $      0.43      $       0.62
                                                           ================================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (in thousands of dollars)


                                                               Six Months Ended June 30,
                                                                   2001          2002
                                                             ----------------------------
                                                                       (unaudited)
Operating activities
Net income                                                      $   8,010     $  13,292
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Amortization of goodwill                                       2,507             -
     Depreciation and other amortization                            1,854         2,301
     Provision for doubtful accounts                                 (191)          139
     Income tax benefit from stock option exercises                 2,392         7,027
     Non-cash stock compensation expense                                -           103
     Other                                                            216           295
     Changes in operating assets and liabilities:
       Accounts receivable, billed and unbilled                    (3,705)       (8,210)
       Prepaid expenses and other current assets                     (437)          (69)
       Accounts payable and accrued expenses                         (590)       (1,198)
       Accrued compensation expense                                (1,132)       (1,389)
       Income taxes recoverable/payable                             1,043           896
       Other current liabilities                                       30          (205)
                                                                -----------------------
Net cash provided by operating activities                           9,997        12,982

Investing activities
Purchase of property and equipment                                 (1,629)       (4,154)
Contingent payments to former owners of subsidiaries                 (197)         (121)
Acquisition of businesses, including acquisition costs               (516)       (3,241)
Change in other assets                                                202          (383)
                                                                -----------------------
Net cash used in investing activities                              (2,140)       (7,899)

Financing activities
Issuance of common stock and exercise of options                    6,564         5,462
Payments of long-term debt                                        (15,167)       (2,166)
Payment of financing fees                                             (16)            1
                                                                -----------------------
Net cash provided by (used in) financing activities                (8,619)        3,297
                                                                -----------------------

Net change in cash and cash equivalents                              (762)        8,380
Cash and cash equivalents at beginning of period                    3,235        12,856
                                                                -----------------------
Cash and cash equivalents at end of period                      $   2,473     $  21,236
                                                                =======================

See accompanying notes.

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2002
        (amounts in tables expressed in thousands, except per share data)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2. Recent Accounting Pronouncements

As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The amortization expense and net income of the Company for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                      Three Months Ended           Six Months Ended
                                                             June 30,                   June 30,
                                                  ----------------------------------------------------
                                                         2001         2002         2001          2002
                                                  ----------------------------------------------------
                             Reported net income       $4,176       $6,688       $8,010       $13,292
      Goodwill amortization, net of income taxes          734            -        1,453             -
                                                  ---------------------------------------------------
                             Adjusted net income       $4,910       $6,688       $9,463       $13,292
                                                  ===================================================

               Earnings per common share, basic:
                             Reported net income       $ 0.24       $ 0.33       $ 0.48       $  0.67
      Goodwill amortization, net of income taxes         0.04            -         0.09             -
                                                  ---------------------------------------------------
                             Adjusted net income       $ 0.28       $ 0.33       $ 0.57       $  0.67
                                                  ===================================================

             Earnings per common share, diluted:
                             Reported net income       $ 0.22       $ 0.31       $ 0.43       $  0.62
      Goodwill amortization, net of income taxes         0.04            -         0.08             -
                                                  ---------------------------------------------------
                             Adjusted net income       $ 0.26       $ 0.31       $ 0.51       $  0.62
                                                  ===================================================

During the second quarter of 2002, the Company completed the transitional impairment test of its recorded goodwill at January 1, 2002. No impairment of goodwill was identified as the result of this test.

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                            June 30, 2002 (continued)
        (amounts in tables expressed in thousands, except per share data)

2. Recent Accounting Pronouncements (continued)

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

                                      Financial    Applied    Litigation
                                     Consulting    Sciences   Consulting     Total
                                     ----------    --------   ----------     -----
Balance as of January 1, 2002         $ 82,721     $ 17,116    $ 3,564     $ 103,401
Less - accumulated amortization         (9,777)      (2,693)      (775)      (13,245)
                                      --------     --------    -------     ---------
                                        72,944       14,423      2,789        90,156
                                      --------     --------    -------     ---------

Goodwill acquired during the year        3,813            -          -         3,813

                                      --------     --------    -------     ---------
Balance as of June 30, 2002           $ 76,757     $ 14,423    $ 2,789     $  93,969
                                      ========     ========    =======     =========

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

Statement 144 does not apply to goodwill and other intangible assets that are not amortized, and retains the Company's current policy to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset. The adoption of Statement 144 did not have any effect on the Company's consolidated financial position or results of operations.

3. Stockholders' Equity

                                                                                                         Accumulated
                                                                      Additional                            Other
                                                            Common     Paid-in     Unearned   Retained  Comprehensive
                                                             Stock     Capital   Compensation Earnings  Income (Loss)     Total
                                                           -----------------------------------------------------------------------
Balance at January 1, 2002                                   $196      $75,416      $(568)    $31,036      $ (944)      $105,136
Payment for fractional shares                                   -          (16)                                              (16)
Issuance of 111,661 shares of common stock
   under Employee Stock Purchase Plan                           1        1,770                                             1,771
Issuance of 46,216 shares of common stock as
   part of purchase price of TFC                                -        1,010                                             1,010
Exercise of stock options to purchase 822,787 shares
   of common stock, including tax benefit of $7.0 million       8       10,727                                            10,735
Amortization of unearned compensation expense                                         103                                    103
Comprehensive Income:
   Other comprehensive income - change in
     fair value of interest rate swaps, net of income
      taxes of $81                                                                                            119            119
   Net income for the six months ended June 30, 2002                                           13,292                     13,292
                                                                                              ----------------------------------
Total Comprehensive Income                                                                     13,292         119         13,411
                                                           ---------------------------------------------------------------------
Balance at June 30, 2002                                     $205      $88,907      $(465)    $44,328       $(825)      $132,150
                                                           =====================================================================

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                            June 30, 2002 (continued)
        (amounts in tables expressed in thousands, except per share data)

3. Stockholders' Equity (continued)

Total comprehensive income for the six months ended June 30, 2002 was $13,411,000, representing the change in fair value of interest rate swaps of $119,000 and net income of $13,292,000. Total comprehensive income for the six months ended June 30, 2001 was $7,372,000, composed of the change in the fair value of interest rate swaps of $(290,000), the cumulative effect on prior years of changing to a different method of accounting for interest rate swaps of $(348,000) and net income of $8,010,000.

The Company's board of directors authorized a three-for-two stock split in the form of a stock dividend distributed to stockholders of record on January 2, 2002. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

4. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

                                                                                      Three months
                                                                                          ended           Six months ended
                                                                                         June 30,               June 30,
                                                                                     2001       2002       2001       2002
                                                                                  -------------------   --------------------
Numerator used in basic and diluted earnings
   per common share:

Net income                                                                         $ 4,176    $ 6,688    $ 8,010     $13,292
                                                                                  ========  =========   ========   =========

Denominator:

Denominator for basic earnings per common
   share -- weighted average shares                                                 17,228     20,176     16,584      19,981

Effect of dilutive securities:
   Warrants                                                                            367          -        625           -
   Employee stock options                                                            1,607      1,471      1,403       1,520
                                                                                  --------  ---------  ---------   ---------
                                                                                     1,974      1,471      2,028       1,520
                                                                                  --------  ---------  ---------   ---------
Denominator for diluted earnings per common
   share - weighted average shares and effect of
   dilutive securities                                                              19,202     21,647     18,612      21,501
                                                                                  ========  =========  =========   =========

Earnings per common share, basic                                                   $  0.24    $  0.33    $  0.48     $  0.67
                                                                                  ========  =========  =========   =========

Earnings per common share, diluted                                                 $  0.22    $  0.31    $  0.43     $  0.62
                                                                                  ========  =========  =========   =========

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                            June 30, 2002 (continued)
        (amounts in tables expressed in thousands, except per share data)


5.  Income Taxes

The income tax provisions for interim periods in 2002 and 2001 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $9.0 million for the six month period ended June 30, 2002 consists of federal and state income taxes. The effective income tax rate in 2002 is expected to be approximately 40.5%. This rate is higher than the statutory federal income tax rate of 35% due principally to state and local taxes.

6.  Acquisition of Technology & Financial Consulting, Inc.

On January 2, 2002, the Company completed the acquisition of all of the outstanding common stock of Technology & Financial Consulting, Inc. ("TFC"). TFC, based in Houston, Texas, provides intellectual property consulting services. As a result of the acquisition, the Company has added a new practice area to its service offerings. The total purchase price was $4.1 million, including cash payments of $3.1 million and common stock valued at $1.0 million. The value of the 46,216 common shares issued was determined based on the closing market price of the Company's common stock on December 31, 2001, pursuant to the agreement. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, assets with a fair market value of $4.3 million including approximately $3.8 million of goodwill were acquired and liabilities of $33,000 were assumed. The results of operations of TFC are included in the accompanying consolidated financial statements commencing January 2, 2002.

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

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                            June 30, 2002 (continued)
        (amounts in tables expressed in thousands, except per share data)


7. Segment Reporting (continued)

The Company's reportable segments are business units that offer distinct services. The following table sets forth historical information on the Company's reportable segments for the three months ended June 30, 2001 and 2002:

                                                   Three months ended June 30, 2001
                               -------------------------------------------------------------------------
                                   Financial          Applied          Litigation
                                   Consulting         Sciences         Consulting           Total
--------------------------------------------------------------------------------------------------------
Revenues                             $23,873          $10,790              $7,491           $42,154
Operating expenses                    14,355            8,935               5,989            29,279
                                      ------          -------              ------           -------
Segment profit                       $ 9,518          $ 1,855              $1,502           $12,875
                                     =======          =======              ======           =======

                                                   Three months ended June 30, 2002
                               -------------------------------------------------------------------------
                                   Financial          Applied          Litigation
                                  Consulting          Sciences         Consulting            Total
--------------------------------------------------------------------------------------------------------
Revenues                             $33,293          $11,285              $6,497           $51,075
Operating expenses                    19,496            9,795               5,557            34,848
                                     -------          -------              ------           -------
Segment profit                       $13,797          $ 1,490              $  940           $16,227
                                     =======          =======              ======           =======

A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                              Three months ended June 30,
-------------------------------------------------------------------------
                                                 2001          2002
-------------------------------------------------------------------------
Operating Profit:
   Total segment profit                        $12,875       $16,227
   Corporate general and administrative
     expenses                                   (2,391)       (3,168)
   Depreciation and amortization                (2,194)       (1,216)
   Interest expense, net                        (1,147)         (602)
                                               -------       -------

   Income before income taxes                  $ 7,143       $11,241
                                               =======       =======

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                            June 30, 2002 (continued)
        (amounts in tables expressed in thousands, except per share data)


7. Segment Reporting (continued)

The following table sets forth historical information on the Company's reportable segments for the six months ended June 30, 2001 and 2002:

                                                    Six months ended June 30, 2001
                               -------------------------------------------------------------------------
                                   Financial          Applied          Litigation
                                   Consulting         Sciences         Consulting           Total
--------------------------------------------------------------------------------------------------------
Revenues                            $ 48,085          $21,001             $14,543           $83,629
Operating expenses                    28,877           17,404              12,082            58,363
                                    --------          -------             -------           -------
Segment profit                      $ 19,208          $ 3,597             $ 2,461           $25,266
                                    ========          =======             =======           =======

                                                    Six months ended June 30, 2002
                               -------------------------------------------------------------------------
                                   Financial          Applied          Litigation
                                   Consulting         Sciences         Consulting           Total
--------------------------------------------------------------------------------------------------------
Revenues                             $64,673          $24,058             $13,024          $101,755
Operating expenses                    38,414           19,980              11,228            69,622
                                     -------          -------             -------          --------
Segment profit                       $26,259          $ 4,078             $ 1,796          $ 32,133
                                     =======          =======             =======          ========

A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                              Six months ended June 30,
-------------------------------------------------------------------------
                                                 2001          2002
-------------------------------------------------------------------------
Operating Profit:
   Total segment profit                       $25,266        $32,133
   Corporate general and administrative
     expenses                                  (4,506)        (6,153)
   Depreciation and amortization               (4,361)        (2,301)
   Interest expense, net                       (2,588)        (1,340)
                                              -------        -------

   Income before income taxes                 $13,811        $22,339
                                              =======        =======

Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States. Additionally, the Company does not have a single customer that represents ten percent or more of its consolidated revenues.

8. Subsequent Events

On July 24, 2002, the Company reached an agreement to acquire the PricewaterhouseCoopers (PwC) U.S. Business Recovery Services Division (BRS), and announced that it is exploring the sale of its Applied Sciences Division.

BRS is the leading provider of bankruptcy, turnaround and business restructuring services to corporations in the United States and has more than 350 people housed in 15 offices across the U.S., with significant practices in New York, Dallas, Los Angeles, Chicago and Atlanta. For the 12 months ended June 30, 2002, BRS had unaudited annual revenues exceeding $150 million and pro forma EBITDA, on a separate company basis, in excess of $45 million, net of estimated costs to integrate BRS into the Company's Financial Consulting division.

                      FTI Consulting, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                            June 30, 2002 (continued)

        (amounts in tables expressed in thousands, except per share data)


8. Subsequent Events (continued)

The acquisition of BRS is subject to Hart-Scott-Rodino review and is expected to close late in the third quarter of 2002. The purchase price will include $140 million of cash plus 3.0 million shares of common stock. The cash portion of the purchase price will be financed by the Company from its existing cash and a new senior bank credit facility, which will consist of a term loan of approximately $75 million and a revolving credit line.

The Company has entered into negotiations to sell its Applied Sciences division with a group led by the division's president. The sale of the Applied Sciences division will be subject to final negotiation, the completion of a definitive agreement, as well as financing of the transaction by the acquiring group. The Company does not expect to incur any significant losses in connection with the sale of this division.

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

Our Financial Consulting division, which accounted for 63.6% of our revenues for the six months ended June 30, 2002 and was our most profitable division, offers a broad range of financial consulting services, such as forensic accounting, bankruptcy and restructuring analysis, expert testimony, damage assessment, cost benefit analysis, and business valuations. Our Applied Sciences division, which accounted for 23.6% of our first half 2002 revenues, offers forensic engineering/scientific investigation services, accident reconstruction, fire investigation, and expert testimony regarding intellectual property rights. Our Litigation Consulting division, which accounted for 12.8% of our first half 2002 revenues, provides advice and services in connection with all phases of the litigation process.

We evaluate segment performance based on our operating income before depreciation and amortization, corporate general and administrative expenses and income taxes for each division. In the first six months of 2002, our Financial Consulting division accounted for 81.7% of our operating income, while our Applied Sciences division accounted for 12.7% and our Litigation Consulting division accounted for 5.6%.

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. In the first half of 2002, our direct costs were 50.5% of revenues, consistent with our overall long-term 50.0% target and an improvement from 52.0% in the first half of 2001.

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, corporate overhead expenses, and depreciation and amortization of property and equipment. In the first half of 2002, selling, general and administrative expenses, including depreciation and amortization, accounted for about 26.2% of our revenues, slightly higher than the 25.4% result in the first half of 2001, but consistent with our long-term target of 25.0% excluding depreciation and amortization. Our corporate overhead costs, which are included in selling, general and administrative expenses, represented about 6.0% of revenues in 2002 and 5.4% in 2001.

Effect of Recent Accounting Pronouncements

In connection with our various acquisitions, we recorded goodwill. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets.

On June 30, 2002, we had about $94.0 million of unamortized goodwill, which, prior to this year, we had been amortizing over 20 to 25 year periods. On January 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Statement 142 eliminates the requirement to amortize goodwill over finite lives. Rather, the asset must be tested for impairment at least annually at the reporting level using an approach defined by the Statement.

We adopted Statement 142 in January 2002 and accordingly, amortization of goodwill is no longer recorded. Goodwill amortization was approximately $5.0 million in 2001. The Statement also provides that any impairment loss recognized as a result of a transitional impairment test of goodwill is recognized as the effect of a change in accounting principle in the period of adoption. We have completed the impairment tests required by Statement 142, and no impairment charge was identified.

Acquisition

On January 2, 2002, we completed the acquisition of all of the outstanding common stock of Technology & Financial Consulting, Inc. ("TFC"). TFC, based in Houston, Texas, provides intellectual property consulting services. The total purchase price was $4.1 million, including cash payments of $3.1 million and common stock valued at $1.0 million. This acquisition was accounted for using the purchase method of accounting and, at the acquisition date, approximately $3.8 million of goodwill was recorded. The professionals and practices of TFC have been incorporated into our Financial Consulting division in our Houston, Texas office.

Results of Operations

Three Months Ended June 30, 2002 and June 30, 2001

Revenues. Total revenues for the three months ended June 30, 2002 increased 21.1% to $51.1 million from $42.2 million in 2001. Our Financial Consulting division revenues grew by 39.3% to $33.3 million in 2002 from $23.9 million in 2001, primarily as a result our ability to recruit seasoned financial professionals to meet the continued strong demand for our financial consulting services in both restructuring and turnaround activities, and the forensic accounting and strategic consulting portions of the business, coupled with increases in professional rates (averaging 8% in our financial consulting practices). We believe that the market demand for our services in these areas will continue to be strong throughout 2002. The new practice areas we added recently have contributed to the revenues and operating income of the Financial Consulting division during the second quarter of 2002.

Our Applied Sciences division experienced 4.6% revenue growth during the second three months of 2002 to $11.3 million from $10.8 million in 2001. This growth rate is slightly below the expected 6% - 10% growth rate usually experienced by our Applied Sciences division; however, we do not anticipate any significant changes in the long-term trends for this division and anticipate that its growth for the remainder of 2002 will be within its historical range.

Our Litigation Consulting division revenues decreased 13.3% to $6.5 million in 2002 from $7.5 million in 2001, representing the continuation of the decline that began in the third quarter of 2001. Because we do not foresee this trend reversing during the remainder of 2002, we continue to monitor this business segment closely. Our goals are to continue to grow our secure extranet services in support of litigation, improve our overall utilization of employees, cross train employees and contract with skilled individuals to staff peak workloads. We are also working on enhancing opportunities through our new electronic evidence and intellectual property consulting businesses.

Direct Cost of Revenues. Direct cost of revenues was 50.8% of our total revenues in the second quarter of 2002 and 51.4% in the same period of 2001. The improvement in 2002 resulted primarily from the relative growth of the Financial Consulting division, which has a somewhat higher gross margin than our other divisions, and is in line with our long-term target of 50.0%.

Selling, General and Administrative Expenses. As a percent of our total revenues, these expenses, which include depreciation and amortization of property and equipment, were 26.0% in the second quarter of 2002, and 25.9% in the same period of 2001. Selling, general and administrative expenses, excluding depreciation and amortization, was 23.7% of revenues in the second quarter of 2002, and is consistent with our long-term target of 25.0%.

Amortization of Goodwill. As required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we no longer amortize our goodwill beginning January 1, 2002. Amortization of goodwill during the second quarter of 2001 was $1.25 million.

Interest Expense. Interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest expense decreased substantially in the second quarter of 2002 compared with 2001, because we were able to retire our debt in accordance with its terms with cash flow from operations and the proceeds from the exercise of options and, because interest rates were lower than in the second quarter of 2001.

Income Taxes. Our effective tax rate decreased to 40.5% in the second quarter of 2002, reduced from 41.0% for fiscal 2001, principally due to the reduced effect of some of the goodwill amortization in 2001 not being deductible for income tax purposes.

Six Months Ended June 30, 2002 and June 30, 2001

Revenues. Total revenues for the six months ended June 30, 2002 increased 21.8% to $101.8 million from $83.6 million in 2001. Our Financial Consulting division revenues grew by 34.5% to $64.7 million in 2002 from $48.1 million in 2001, primarily as a result our ability to recruit seasoned financial professionals to meet the continued strong demand for our financial consulting services in both restructuring and turnaround activities, and the forensic accounting and strategic consulting portions of the business, coupled with increases in professional rates (averaging approximately 8% in our financial consulting practices). We believe that the market demand for our services in these areas will continue to be strong throughout 2002. The new practice areas we added recently have contributed to the revenues and operating income of the Financial Consulting division during the second quarter of 2002, but did not have a major impact on the six months ended June 30, 2002.

Our Applied Sciences division experienced 14.8% revenue growth during the first six months of 2002 to $24.1 million from $21.0 million in 2001. This division grew faster than its historical rate of 6% to 10% due primarily to a significant number of unanticipated assignments. These engagements included restoration assignments near the site of the World Trade Center that were completed in the first quarter of 2002. We do not anticipate any significant changes in the long-term trends for this division and anticipate that its growth for the remainder of 2002 will be within its historical range.

Our Litigation Consulting division revenues decreased 10.3% to $13.0 million in 2002 from $14.5 million in 2001, representing the continuation of the decline that began in the third quarter of 2001. Because we do not foresee this trend reversing during the remainder of 2002, we continue to monitor this business segment closely. Our goals are to continue to grow our secure extranet services in support of litigation, improve our overall utilization of employees, cross train employees and contract with skilled individuals to staff peak workloads. We are also working on enhancing opportunities through our new electronic evidence and intellectual property consulting businesses.

Direct Cost of Revenues. Direct cost of revenues was 50.5% of our total revenues in the first half of 2002 and 52.0% in the same period of 2001. The improvement in 2002 resulted primarily from the relative growth of the Financial Consulting division, which has a somewhat higher gross margin than our other divisions, and is in line with our long-term target of 50.0%.

Selling, General and Administrative Expenses. As a percent of our total revenues, these expenses, which include depreciation and amortization of property and equipment, were 26.2% in the first half of 2002, and 25.4% in the same period of 2001. Selling, general and administrative expenses, excluding depreciation and amortization, was 23.9% of revenues in the second quarter of 2002, and is consistent with our long-term target of 25.0%.

Amortization of Goodwill. As required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we no longer amortize our goodwill beginning January 1, 2002. Amortization of goodwill during the first half of 2001 was $2.5 million.

Interest Expense. Interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest expense decreased substantially in the first half of 2002 compared with 2001, because we were able to retire our debt in accordance with its terms with cash flow from operations and the proceeds from the exercise of options and, because interest rates were lower than in the prior year.

Income Taxes. Our effective tax rate decreased to 40.5% in the first half of 2002, reduced from 41.0% for fiscal 2001, principally due to the reduced effect of some of the goodwill amortization in 2001 not being deductible for income tax purposes.

Liquidity and Capital Resources

During the six months ended June 30, 2002, net cash provided by operations was about $13.0 million, including the $7.0 million income tax benefit we realized from stock option exercises. Our revenues for the first six months of 2002 were $18.2 million more than in the same period of 2001 and our billed and unbilled accounts receivables grew by $5.0 million when compared to the prior year.

During the six months ended June 30, 2002, we spent $4.2 million for net additions to property and equipment, primarily for the cost of the expansion of one of our major offices and the investment in technology and equipment for our new practice areas. For the year ended December 31, 2002, we expect to spend approximately $6.0 million for property and equipment additions. During the first half of 2002, we also paid $3.1 million in cash to acquire TFC.

Also, during the six months ended June 30, 2002, stock options to purchase 822,787 shares of our common stock were exercised and 111,661 shares of our common stock were issued under our Employees Stock Purchase Plan, generating $12.5 million in cash (including the $7.0 million income tax benefit from the stock option exercises). At the end of March 2002 and June 2002, we made the scheduled installment payments of $1.1 million, on our long-term debt.

At June 30, 2002, we had $21.2 million in cash plus availability under our revolving credit agreement to borrow $46.6 million. We have not drawn upon this credit facility during the first half of 2002. We expect that available cash and credit facilities will be sufficient to meet our normal operating requirements in the near term.

In July 2002, the Company reached an agreement to acquire the PricewaterhouseCoopers (PwC) U.S. Business Recovery Services division (BRS), and announced that it is exploring the sale of its Applied Sciences division. The purchase price will include $140 million of cash plus 3.0 million shares of common stock. The cash portion of the purchase price will be financed by the Company from its existing cash and a new senior bank credit facility, which will consist of an additional term loan of $74 million and a revolving credit line of $100 million. Upon closing, the Company anticipates using approximately $21 million of its cash, drawing down the $74 million additional term loan and approximately $50 million on the revolving credit line. This acquisition is expected to generate immediate positive cash flows from operations.

A summary of our contractual obligations and commitments including the aforementioned credit facility are as follows:

---------------------------------------------------------------------------------------------------
                                                  Payments Due by Period
---------------------------------------------------------------------------------------------------
Contractual Obligations     Total        2002        2003        2004        2005      Thereafter
---------------------------------------------------------------------------------------------------
Long-Term Debt             $ 26,000     $ 2,167     $ 6,500     $ 8,667     $ 8,666        $     -
Operating Leases             35,630       2,810       5,603       5,311       4,953         16,953
                           --------     -------     -------     -------     -------        -------
Total Obligations          $ 61,630     $ 4,977     $12,103     $13,978     $13,619        $16,953
                           ========     =======     =======     =======     =======        =======
---------------------------------------------------------------------------------------------------

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

Interest rate swaps with notional principal amounts of $26.0 million at June 30, 2002, were designated as hedges against outstanding debt and were used to convert the interest rate on our variable rate debt to fixed rates for the life of the swap. Our pay rate on our debt was 8.39% at June 30, 2002, compared to our receive rate of 3.63%. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently a party to any material litigation.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2002 annual meeting of stockholders on May 22, 2002. The Company adjourned the annual meeting and reconvened on June 5, 2002. At the 2002 annual meeting, the stockholders elected Jack B. Dunn, IV and Stewart J. Kahn as directors for a term of three years. The stockholders voted as follows:

                                           For               Authority Withheld
         Jack B. Dunn, IV              18,346,840                  473,937
         Stewart J. Kahn               18,346,840                  473,937

In addition, the terms of the following directors continued after the 2002 annual meeting: Denis J. Callaghan, James A. Flick, Jr., Peter F. O'Malley, Dennis J. Shaughnessy and George P. Stamas.

At the 2002 annual meeting, the Company's stockholders also took the following actions:

         1. Approved an amendment of the Company's 1997 Stock Option Plan, as amended, to increase the number of shares of Common Stock authorized under such Plan from 6,225,000 to 7,725,000. The stockholders voted as follows:

                  For                    Against                  Abstain
               8,521,314                7,735,451                 33,095

        2. Approved an amendment of the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized under such Plan from 750,000 to 950,000. The stockholders voted as follows:

                 For                     Against                    Abstain
             15,547,319                  515,887                    23,037

        3. Ratified the selection of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 2002. The stockholders voted as follows:

                 For                     Against                    Abstain
             18,622,076                  194,602                     4,098

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FTI CONSULTING, INC.


Date: August 13, 2002                       By /s/ Theodore I. Pincus
                                               ----------------------
                                            THEODORE I. PINCUS
                                            Executive Vice President, Chief
                                            Financial Officer (principal
                                            financial and accounting officer)
                                            and Secretary