Form 10-Q
period 2002-09-30
FTI CONSULTING INC
filed 2002-11-14
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                      to

Commission file number: 001-14875

FTI CONSULTING, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

900 Bestgate Road, Suite 100, Annapolis, Maryland	21401
(Address of Principal Executive Offices)	(Zip Code)

(410) 224-8770
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 13, 2002
Common Stock, par value $.01 per share	23,784,195

FTI CONSULTING, INC.

Part I.  Financial Information

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands of dollars, except share amounts)

	December 31, 2001	September 30, 2002
	(audited-restated)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,856	$3,618
Accounts receivable, less allowance of $1,088 in 2001 and $6,580 in 2002	12,094	28,662
Unbilled receivables, less allowance of $682 in 2001 and $3,731 in 2002	13,675	41,091
Income taxes recoverable	1,790	—
Deferred income taxes	941	941
Prepaid expenses and other current assets	2,069	2,728
Current assets of discontinued operations	12,241	12,625

Total current assets	55,666	89,665

Property and equipment:
Furniture, equipment and software	15,594	20,496
Leasehold improvements	3,863	4,157

	19,457	24,653
Accumulated depreciation and amortization	(8,838)	(11,335)

	10,619	13,318

Deferred income taxes	150	150
Goodwill	75,733	318,228
Other intangible assets, net of accumulated amortization of $252 in 2002	—	4,738
Other assets	873	4,940
Non-current assets of discontinued operations	16,057	15,976

Total assets	$159,098	$447,015

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands of dollars, except share amounts)

	December 31, 2001	September 30, 2002
	(audited-restated)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,788	$5,502
Accrued compensation expense	12,536	18,825
Income taxes payable	—	1,499
Deferred income taxes	130	130
Current portion of long-term debt	4,333	16,083
Billings in excess of services provided	4,745	32,143
Other current liabilities	368	434

Total current liabilities	26,900	74,616
Long-term debt, less current portion	23,833	122,833
Other long-term liabilities	1,481	1,613
Deferred income taxes	1,748	1,748
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 19,590,938 and 23,713,055 shares issued and outstanding in 2001 and 2002, respectively	196	237
Additional paid-in capital	75,416	193,997
Unearned compensation	(568)	(411)
Retained earnings	31,036	53,220
Accumulated other comprehensive loss	(944)	(838)

Total stockholders’ equity	105,136	246,205

Total liabilities and stockholders’ equity	$159,098	$447,015

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income
(in thousands of dollars, except per share data)

	Three Months Ended September 30,
	2001	2002
	(unaudited-restated)	(unaudited)
Revenues	$29,197	$55,859
Direct cost of revenues	14,867	27,278
Selling, general and administrative expenses	8,406	13,246
Amortization of goodwill and other intangible assets	1,052	252

	24,325	40,776

Operating income from continuing operations	4,872	15,083
Other income (expense):
Interest income	36	66
Interest expense	(1,002)	(1,317)

	(966)	(1,251)

Income from continuing operations, before income taxes	3,906	13,832
Income taxes	1,562	5,577

Income from continuing operations	2,344	8,255
Income from operations of discontinued operations, net of income taxes of $852 in 2001 and $475 in 2002	1,278	638

Net income	$3,622	$8,893

Income from continuing operations per common share, basic	$0.12	$0.38
Income from discontinued operations per common share, basic	0.07	0.03

Earnings per common share, basic	$0.19	$0.41

Income from continuing operations per common share, diluted	$0.12	$0.36
Income from discontinued operations per common share, diluted	0.06	0.03

Earnings per common share, diluted	$0.18	$0.39

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income
(in thousands of dollars, except per share data)

	Nine Months Ended September 30,
	2001	2002
	(unaudited-restated)	(unaudited)
Revenues	$91,826	$133,556

Direct cost of revenues	46,704	65,512
Selling, general and administrative expenses	23,608	32,796
Amortization of goodwill and other intangible assets	3,156	252

	73,468	98,560

Operating income from continuing operations	18,358	34,996

Other income (expense):
Interest income	148	148
Interest expense	(3,681)	(2,730)

	(3,533)	(2,582)

Income from continuing operations, before income taxes	14,825	32,414
Income taxes	6,148	13,021

Income from continuing operations	8,677	19,393
Income from operations of discontinued operations, net of income taxes of $2,067 in 2001 and $1,973 in 2002	2,956	2,791

Net income	$11,633	$22,184

Income from continuing operations per common share, basic	$0.50	$0.94
Income from discontinued operations per common share, basic	0.17	0.14

Earnings per common share, basic	$0.67	$1.08

Income from continuing operations per common share, diluted	$0.45	$0.88
Income from discontinued operations per common share, diluted	0.15	0.13

Earnings per common share, diluted	$0.60	$1.01

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands of dollars)

	Nine Months Ended September 30,
	2001	2002
	(unaudited)
Operating activities
Net income	$11,633	$22,184
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of goodwill and other intangible assets	3,762	252
Depreciation and other amortization	2,767	3,627
Provision for doubtful accounts	468	891
Income tax benefit from stock option exercises	6,874	9,090
Non-cash stock compensation expense	—	157
Non-cash interest expense	185	272
Other	182	81
Changes in operating assets and liabilities:
Accounts receivable, billed and unbilled	(6,866)	(16,159)
Prepaid expenses and other current assets	(870)	(519)
Accounts payable and accrued expenses	1,377	715
Accrued compensation expense	1,294	4,580
Income taxes recoverable/payable	(1,521)	3,289
Other current liabilities	130	(56)

Net cash provided by operating activities	19,415	28,404

Investing activities
Purchase of property and equipment	(2,485)	(5,949)
Proceeds from landlord reimbursements and sale of property and equipment	910	3
Contingent payments to former owners of subsidiaries	(516)	(121)
Acquisition of businesses, including acquisition costs	(2,244)	(144,629)
Change in other assets	202	(669)

Net cash used in investing activities	(4,133)	(151,365)

Financing activities
Issuance of common stock and exercise of stock options	11,068	6,641
Borrowings under long-term debt arrangements	—	119,000
Payments of long-term debt	(26,750)	(8,250)
Payment of financing fees and other	(15)	(3,668)

Net cash provided by (used in) financing activities	(15,697)	113,723

Net change in cash and cash equivalents	(415)	(9,238)
Cash and cash equivalents at beginning of period	3,235	12,856

Cash and cash equivalents at end of period	$2,820	$3,618

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002
(amounts in tables expressed in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

As discussed in Note 4, in July 2002, the Company announced its decision to sell its Applied Sciences practice group. The accompanying 2001 consolidated financial statements have been restated to reflect the operating results of the Applied Sciences practice group as discontinued operations in the consolidated statements of income and to separately disclose its current and non-current assets in the consolidated balance sheets.

Historically, the Company was organized into three operating segments: Financial Consulting, Litigation Consulting and Applied Sciences. As a result of the acquisition of the domestic Business Recovery Services division of PricewaterhouseCoopers, LLP (“BRS”) in August 2002 (as discussed in Note 3), and the decision to sell the Applied Sciences practice group, the Company is now managing its operations as one segment. Accordingly, the accompanying financial statements are presented without segment information.

2.  Significant Accounting Policies and Recent Accounting Pronouncements

Billings in Excess of Services Provided

Billings in excess of services provided represents amounts billed to clients, such as retainers, in advance of work being performed. Clients make payments, which are held on deposit until completion of work. Such amounts are either applied to final billings or refunded to clients upon completion of work. Retainers in excess of accounts receivable and unbilled receivables are recorded as billings in excess of services provided in the consolidated balance sheet. The December 31, 2001 consolidated balance sheet has been reclassified to reflect this presentation.

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statement. Other intangible assets with finite lives will continue to be amortized over their useful lives.

FTI Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002 (continued)
(amounts in tables expressed in thousands, except per share data)

2.  Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Goodwill and Other Intangible Assets (continued)

The goodwill amortization expense and net income of the Company for the three and nine-months ended September 30, 2001 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Reported net income	$3,622	$8,893	$11,633	$22,184
Goodwill amortization, net of income taxes	753	—	2,206	—

Adjusted net income	$4,375	$8,893	$13,839	$22,184

Earnings per common share, basic:
Reported net income	$0.19	$0.41	$0.67	$1.08
Goodwill amortization, net of income taxes	0.04	—	0.13	—

Adjusted net income	$0.23	$0.41	$0.80	$1.08

Earnings per common share, diluted:
Reported net income	$0.18	$0.39	$0.60	$1.01
Goodwill amortization, net of income taxes	0.04	—	0.12	—

Adjusted net income	$0.22	$0.39	$0.72	$1.01

Goodwill amortization, net of income taxes, from discontinued operations was approximately $122,000 for the three-months ended September 30, 2001, and $357,000 for the nine-months ended September 30, 2001.

During the second quarter of 2002, the Company completed the transitional impairment tests of its recorded goodwill at January 1, 2002. No impairment of goodwill was identified as a result of these tests.

The changes in the carrying amount of goodwill for the nine-months ended September 30, 2002, are as follows:

	As Reported	Less Discontinued Operations	Continuing Operations
Balance as of January 1, 2002	$90,156	$(14,423)	75,733
Goodwill acquired during the year:
Contingent payments to former owners of subsidiaries	120	—	120
Acquisition of TFC	3,693	—	3,693
Acquisition of BRS	238,682	—	238,682

Balance as of September 30, 2002	$332,651	$(14,423)	$318,228

FTI Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002 (continued)
(amounts in tables expressed in thousands, except per share data)

2.  Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Accounting for the Impairment or Disposal of Long-Lived Assets

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supersedes and serves to clarify and further define the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of.

Statement 144 does not apply to goodwill and other intangible assets that are not amortized, and retains the Company’s current policy to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset.

In July 2002, the Company announced its decision to sell its applied sciences practice group, and in accordance with Statement 144, the Company has restated its December 31, 2001 consolidated balance sheet to segregate the current and non-current assets held for sale of its discontinued operations. The consolidated statements of income for the three and nine-months ended September 30, 2001 have also been restated to report the results of the applied sciences practice group as a separate component of net income. See Note 4 for additional information.

Reporting Extraordinary Items

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. The Company will adopt Statement 145 in January 2003, and upon adoption, the Company will report as other expenses any extraordinary losses that it incurs upon the extinguishment of debt. In addition, when the Company presents for comparative purposes financial statements issued prior to December 31, 2002, it will reclassify to other expenses any extraordinary losses recorded upon the early extinguishment of debt in those periods. In 2000, the Company reported a $5.4 million loss from the early extinguishment of certain debt. The Company may incur an extraordinary loss from the early extinguishment of its debt from its planned equity offering in the fourth quarter of 2002, as well as from application of the proceeds from its pending sale of its applied sciences practice group if the sale occurs in 2002.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 supersedes EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Statement 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of Statement 146 is not expected to have a significant effect on the Company’s results of operations and financial position.

FTI Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002 (continued)
(amounts in tables expressed in thousands, except per share data)

3.  Acquisitions

Technology & Financial Consulting, Inc.

On January 2, 2002, the Company completed the acquisition of all of the outstanding common stock of Technology & Financial Consulting, Inc. (“TFC”). TFC, based in Houston, Texas, provides intellectual property consulting services. As a result of the acquisition, the Company has added a new practice area to its service offerings. The total purchase price was $4.1 million, including cash payments of $3.1 million and common stock valued at $1.0 million. The fair market value of the 46,216 shares of common stock was based on the average market price of the shares over the period from two days before to two days after the date the Company entered into the definitive purchase agreement on December 31, 2001. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, assets with a fair market value of $4.3 million including approximately $200,000 of acquisition related costs and $3.7 million of goodwill were acquired and liabilities of $33,000 were assumed. The results of operations of TFC are included in the accompanying consolidated financial statements commencing January 2, 2002.

Domestic Business Recovery Services Division of PwC

The Company allocated the cost of the acquisition of BRS to identifiable assets and liabilities based upon their estimated relative fair values. The Company has not finalized the allocation process and therefore the allocation of the purchase price of BRS included in the accompanying consolidated financial statements is preliminary. The Company is performing a valuation of the intangible assets and the estimated valuation of these intangible assets for purposes of preparing the consolidated financial statements is based on the data that has been developed to date. The Company expects the valuation to be completed in November 2002. The final purchase price allocation is not expected to vary significantly form the preliminary allocation included in the accompanying consolidated financial statements.

The Company believes the goodwill recorded as a result of the BRS acquisition will be fully deductible for income tax purposes. The results of operations of BRS are included in the accompanying consolidated financial statements commencing August 31, 2002.

The following combined unaudited pro forma consolidated results of operations of the Company give effect to the acquisition of BRS as if it occurred as of the beginning of the period being reported on. The results are not necessarily indicative of what would have occurred had these transactions been consummated as of the beginning of the period, or of future operations of the Company.

	Year Ended December 31, 2001	Nine Months Ended September 30, 2002
Revenue	$289,561	$242,519
Income from continuing operations before income taxes	65,685	55,115
Earnings per common share from continuing operations, diluted	$1.68	$1.50

BRS was a leading provider of bankruptcy, turnaround and business restructuring services to corporations in the United States and has more than 350 people located in 15 offices across the U.S., with significant practices in New York, Dallas, Los Angeles, Chicago and Atlanta. The acquisition of BRS enhances the Company’s ability to provide consulting services in the largest and most complex turnarounds, restructurings and bankruptcies. The BRS acquisition diversifies the Company’s client base, while adding a pool of more than 350 professionals. The Company recorded significant goodwill in the acquisition as a result of the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately.

The acquisition was accounted for using the purchase method of accounting. The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition.

FTI Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002 (continued)
(amounts in tables expressed in thousands, except per share data)

3.  Acquisitions (continued)

Domestic Business Recovery Services Division of PwC (continued)

At August 30, 2002

Current assets:
Accounts receivable, net of allowances		$9,654
Unbilled receivables, net of allowances		17,238

		26,892

Estimated intangible assets subject to amortization (estimated two year weighted-average useful life)
Contracts, backlog	4,100
Intellectual property	360
Non-compete agreement	530

		4,990
Goodwill		238,682

Total assets acquired		270,564

Current liabilities:
Accrued compensation		1,709
Billings in excess of services provided		25,641

Total liabilities assumed		27,350

Net assets acquired		$243,214

4.  Pending Sale of Applied Sciences Division

In July 2002, the Company committed to a plan to sell its Applied Sciences practice group, which the Company previously reported as a separate segment. The asset disposal group comprising the Applied Sciences practice group is available for immediate sale in its present condition, subject only to the terms that are usual and customary for sales of such asset disposal groups. An active program to locate a buyer, and other actions required to complete the plan to sell have been initiated.

The sale of the asset disposal group is considered probable and is expected to be completed within one year. Actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn.

The assets comprising the Applied Sciences asset disposal group are measured at the lower of their carrying amount or estimated fair value less cost to sell. Property and equipment held for sale with a carrying value of $1.6 million is no longer being depreciated. The Company currently expects to recover the $28.6 million carrying value of the assets of the disposal group. However, it is reasonably possible that the ultimate amount realized from the sale may be less than the carrying value.

FTI Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002 (continued)
(amounts in tables expressed in thousands, except per share data)

4.  Pending Sale of Applied Sciences Division (continued)

Assets of the Applied Sciences practice group held for sale are as follows:

	December 31, 2001	September 30, 2002
Accounts receivable, net	$8,341	$7,972
Unbilled receivables, net	3,224	4,117
Deferred income taxes	384	384
Other current assets	292	152

	12,241	12,625

Property and equipment, net	1,634	1,553
Goodwill, net	14,423	14,423

Total assets of discontinued operations	$28,298	$28,601

Because the operations and cash flows of the Applied Sciences practice group will be eliminated from the ongoing operations of the Company as a result of the disposal transaction, and because the Company will not have any significant continuing involvement in the held for sale operations after the disposal transaction, the results of the Applied Sciences practice group’s operations are reported for all periods presented as a separate component of income, net of income taxes. Accordingly, the statements of income for the three and nine-month periods ended September 30, 2001 have been restated to report the operations of the Applied Sciences practice group as a discontinued operation.

Summarized operating results of the Applied Sciences practice group are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenue	$11,358	$11,021	$32,358	$35,078
Income before income taxes	2,139	1,114	5,629	4,871
Net income	1,278	638	2,956	2,791

FTI Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002 (continued)
(amounts in tables expressed in thousands, except per share data)

5.  Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2002	$196	$75,416	$(568)	$31,036	$(944)	$105,136
Payment for fractional shares	—	(16)				(16)
Issuance of 111,661 shares of common stock under Employee Stock Purchase Plan	1	1,770				1,771
Issuance of 46,216 shares of common stock as part of purchase price of TFC	—	1,010				1,010
Issuance of 3,000,000 shares of common stock as part of purchase price of BRS	30	101,850				101,880
Exercise of stock options to purchase 956,296 shares of common stock, including tax benefit of $9.1 million	10	13,967				13,977
Amortization of unearned compensation expense			157			157
Comprehensive Income:
Other comprehensive income—change in fair value of interest rate swaps, net of income taxes of $86					106	106
Net income for the nine-months ended September 30, 2002				22,184		22,184

Total comprehensive income						22,290

Balance at September 30, 2002	$237	$193,997	$(411)	$53,220	$(838)	$246,205

Total comprehensive income for the nine-months ended September 30, 2002 was $22,290, representing the change in fair value of interest rate swaps of $106 and net income of $22,184. Total comprehensive income for the nine-months ended September 30, 2001 was $10,581, composed of the change in the fair value of interest rate swaps of $(704), the cumulative effect on prior years of changing to a different method of accounting for interest rate swaps of $(348) and net income of $11,633.

The Company’s board of directors authorized a three-for-two stock split in the form of a stock dividend distributed to stockholders of record on January 2, 2002. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

FTI Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002 (continued)
(amounts in tables expressed in thousands, except per share data)

6.  Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Numerator used in basic and diluted earnings per common share:

Income from continuing operations	$2,344	$8,255	$8,677	$19,393
Income from operations of discontinued operations	1,278	638	2,956	2,791

Net income	$3,622	$8,893	$11,633	$22,184

Denominator:

Denominator for basic earnings per common share—weighted average shares	18,760	21,623	17,318	20,534

Effect of dilutive securities:
Warrants	27	—	426	—
Stock options	1,553	1,387	1,485	1,477

	1,580	1,387	1,911	1,477

Denominator for diluted earnings per common share—weighted average shares and effect of dilutive securities	20,340	23,010	19,229	22,011

Income from continuing operations per common share, basic	$0.12	$0.38	$0.50	$0.94
Income from discontinued operations per common share, basic	0.07	0.03	0.17	0.14

Earnings per common share, basic	$0.19	$0.41	$0.67	$1.08

Income from continuing operations per common share, diluted	$0.12	$0.36	$0.45	$0.88
Income from discontinued operations per common share, diluted	0.06	0.03	0.15	0.13

Earnings per common share, diluted	$0.18	$0.39	$0.60	$1.01

FTI Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002 (continued)
(amounts in tables expressed in thousands, except per share data)

7.  Income Taxes

The income tax provisions for interim periods in 2002 and 2001 are based on the estimated effective tax rates applicable for the full years. The Company’s income tax provision for continuing operations of $13.0 million for the nine-month period ended September 30, 2002 consists of federal and state income taxes. The effective income tax rate in 2002 is expected to be approximately 40.2%. This rate is higher than the statutory federal income tax rate of 35% due principally to state and local income taxes.

8.  Debt

On August 30, 2002, the Company terminated its previous credit facility and entered into a new credit facility in connection with the acquisition of BRS. The new credit facility consists of the pre-existing term loan of $26.0 million, a new term loan for $74.0 million and a new revolving credit facility for $100.0 million. On September 30, 2002, $1.1 million of the $26.0 million term loan was repaid. The debt under the new credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. If not prepaid, the $24.9 million term loan will mature on December 1, 2005, and the $74.0 million term loan and the revolving credit facility will mature on August 30, 2006. Under the credit facility, the lenders have a security interest in substantially all of the Company’s assets.

At September 30, 2002, outstanding debt under the new credit facility was $138.9 million, bearing interest at 4.95%. Under the terms of the new credit facility, the Company must apply at least half of the net proceeds obtained from any public offering of its equity securities to the repayment of the debt. Also, under the new credit facility, the Company is required to apply all of the proceeds from the sale of its Applied Sciences practice group to reduce the outstanding debt.

Aggregate maturities of debt at September 30, 2002 are as follows:

2002	$1,083
2003	20,000
2004	26,417
2005	30,000
2006	61,416

138,916
less current portion	(16,083)

total -	$122,833

FTI Consulting, Inc.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

FTI Consulting, Inc. (the “Company” or “FTI”) is one of the largest U.S. providers of turnaround, restructuring, bankruptcy and related consulting services. Our highly skilled professionals assist distressed companies in improving their financial position, or their creditors or other stakeholders in maximizing recovery of their claims. We quickly analyze and implement an array of strategic alternatives, such as rightsizing infrastructure, improving working capital management, selling non-core assets or business units, and restructuring capital. Through our corporate recovery services, we can help financially distressed companies implement their plans by providing interim management teams. Our teams of professionals have extensive experience in crisis management, negotiations of complex mergers, acquisitions and capital restructurings, as well as the liquidation of surplus assets.

We also help clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. We assist with refining issues in litigation and venue selection, and provide fraud investigation and securities litigation assistance. Our trial graphics and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court. Furthermore, we provide forensic accounting and economic consulting services. Our forensic accounting and data mining (sorting through large volumes of data) services help clients to unravel complex financial transactions and reconstruct events from incomplete and/or corrupt data. Our specialized expertise in economic consulting allows us to help clients in valuing assets of all types and entire businesses, as well as intellectual property disputes. Our industry expertise extends to the telecommunications, railroad, energy and electric utility industries. In recent months, we have begun initiatives in the mergers and acquisitions area and dispute settlement services.

Our clients are typically companies facing adverse circumstances, as well as their creditors or other stakeholders, such as financial institutions and private equity firms, and the law firms that represent them. Unlike demand for traditional consulting services, which depends primarily on companies’ internal budgeting decisions, demand for our services is driven by non-discretionary engagements for businesses facing critical situations that are often adverse. These companies typically focus on our track record and reputation rather than our prices. In the case of bankruptcy proceedings, bankruptcy courts often mandate the selection of third party advisors, reinforcing the non-discretionary nature of our services.

We regularly provide our turnaround, restructuring, bankruptcy and related consulting services to the largest banks in the U.S., including Bank of America, N.A., Wachovia Bank, N.A. and JP Morgan Chase Bank. We are involved in many of the largest bankruptcy proceedings and out-of-court restructurings in the U.S. For example, we are currently involved in the bankruptcies of Enron Corp., WorldCom, Inc., US Airways, Inc. and Adelphia Communications Corporation. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs.

Our direct costs of revenues consist primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. In the first nine-months of 2002, our direct costs of our continuing operations were 50.9% of revenues, consistent with our overall long-term 50.0% target and consistent with the corresponding nine-months of 2001.

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, corporate overhead expenses, and depreciation and amortization of property and equipment. In the first nine-months of 2002, selling, general and administrative expenses, including depreciation and amortization of our continuing operations, accounted for 25.7% of our revenues, an improvement from the 28.8% experienced during the corresponding nine-months of 2001, and consistent with our long-term target of 25.0% excluding depreciation and amortization. Our corporate overhead costs, which are included in selling, general and administrative expenses, represented 7.6% of revenues in 2002 and 7.8% in 2001.

We had goodwill related to our continuing operations of about $318.2 million at September 30, 2002 that we recorded principally from business combinations that we completed in the last five years, including $238.7 million related to our acquisition of BRS (see below) and $3.7 million related to our acquisition of TFC, both during 2002. Goodwill represented about 71.2% of our total assets at September 30, 2002. As of January 1, 2002, we no longer amortize this goodwill, but rather make annual assessments of impairment.

Recent Developments

Acquisition of BRS

On August 30, 2002, we acquired BRS for $141.3 million in cash and 3,000,000 shares of our common stock valued at $101.9 million. We incurred expenses of approximately $1.4 million in connection with this acquisition. On a pro forma basis, as adjusted to present BRS as a company separate from PwC, BRS had revenues of $167.2 million and operating income of $51.4 million for the year ended December 31, 2001, and revenues of $91.4 million and operating income of $29.3 million for the six-month period ended June 30, 2002.

Our acquisition of BRS greatly enhances our ability to provide consulting services in the largest and most complex U.S. turnarounds, restructurings and bankruptcies. The BRS professionals have developed a premier practice handling turnarounds, restructurings and bankruptcies of comparable scale and complexity as we have. As a result of the acquisition of BRS, we have added 371 professionals, including the 49 BRS partners that we hired, to our pool of talented, experienced professionals. The BRS acquisition also significantly diversifies our client base. Immediately after the acquisition, we began integrating BRS into our turnaround, restructuring and bankruptcy practice group.

Pending Sale of Our Applied Sciences Practice Group

In July 2002, the Company committed to a plan to sell its applied sciences practice group, which the Company previously reported as a separate segment. The asset disposal group comprising the applied sciences practice group is available for immediate sale in its present condition, subject only to the terms that are usual and customary for sales of such asset disposal groups. An active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated.

The sale of the asset disposal group is considered probable and is expected to be completed within one year. Actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn.

The assets comprising the applied sciences asset disposal group are measured at the lower of their carrying amount or estimated fair value less cost to sell. Property and equipment held for sale with a carrying value of $1.6 million are no longer being depreciated. The Company currently expects to recover the $28.6 million carrying value of the assets of the disposal group. However, it is reasonably possible that the ultimate amount realized from the sale may be less than the carrying value.

Because the operations and cash flows of the applied sciences practice group will be eliminated from the ongoing operations of the Company as a result of the pending disposal transaction, and because the Company will not have any significant continuing involvement in the held for sale operations after the disposal transaction, the results of the applied sciences practice group’s operations are reported for all periods presented as a separate component of income, net of income taxes. Accordingly, the statements of income for the three and nine-month periods ended September 30, 2001 have been restated to report the operations of the applied sciences practice group as a discontinued operation.

Proposed Offering of Our Common Stock

On October 8, 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register 2,119,469 shares of our common stock. We intend to sell 2.1 million shares of our common stock and selling stockholders intend to sell 19,469 shares of common stock in a firm underwritten offering. We intend to use half of our net proceeds from the offering to repay a portion of our $74.0 million term loan under our credit facility and the remainder to repay a portion or all of the revolving credit loan under our credit facility. The registration statement for the offering has been filed with the Commission, but has not yet become effective. There can be no assurance that the offering will be completed.

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We derive substantially all of our revenue from providing professional services to our clients. Most of these services are rendered under arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. We also bill our clients for the cost of the production of our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We recognize our revenue from professional services as work is performed and expenses are incurred. The basis for our policy is the fact that we normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the matter and at our agreed-upon hourly rates.

Some clients pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings or refund any excess over the final amount billed to clients, as appropriate, upon our completion of the work. If the client is in bankruptcy, fees for our professional services are subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required to be held by a court until completion of our work. We make the initial determination whether to record all or a portion of such a holdback as revenue prior to collection on a case-by-case basis.

Bad Debts. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees, or for disputes that affect our ability to fully collect our billed accounts receivable as well as potential fee reductions imposed by bankruptcy courts. We estimate this allowance by reviewing the status of past-due accounts and recording general reserves based on our experiences in these cases and historical bad debt expense. Our actual experience has not varied significantly from our estimates. However, if the financial condition of our clients were to deteriorate, resulting in their inability to pay our fees, we may need to record additional allowances in future periods. This risk is mitigated by the retainers that we require from some of our clients prior to performing significant services.

We believe that the addition of BRS will not have a significant effect on our bad debt expense as a percentage of revenue.

Goodwill. We have remaining goodwill from continuing operations of about $318.2 million at September 30, 2002 that we recorded for business combinations that we completed principally in the last five years. In prior years, this goodwill had been amortizing over 20 to 25 year periods and resulted in amortization expense approximating $5.0 million in 2001. As of January 1, 2002, we adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statement. Accordingly, we no longer amortize this goodwill, but rather make annual assessments of impairment. During the second quarter of 2002, we completed the transitional impairment tests required by Statement 142 for this goodwill as of January 1, 2002. No impairment of goodwill was identified as a result of these tests. In the future, we will be making impairment tests during the fourth quarter of each year. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with this goodwill. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill to its estimated fair value.

Effect of Recent Accounting Pronouncements

As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supersedes and serves to clarify and further define the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of.

Statement 144 does not apply to goodwill and other intangible assets that are not amortized, and retains the Company’s current policy to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent, or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. We will adopt Statement 145 in January 2003, and upon adoption, we will report as other expenses any extraordinary losses that we incur upon the extinguishment of our debt. In addition, when we present for comparative purposes financial statements issued prior to December 31, 2002, we will reclassify to other expenses any extraordinary losses that we recorded upon the early extinguishment of debt in those periods. In 2000, we reported a $5.4 million loss from the early extinguishment of certain debt. We may incur an extraordinary loss from the early extinguishment of our debt from our planned equity offering in the fourth quarter of 2002, as well as from application of the proceeds from our intended sale of our applied sciences practice group if the sale occurs in 2002.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 supersedes EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Statement 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and early adoption is encouraged. We do not expect that our adoption of Statement 146 will have a material effect on our reported results of operations and financial position.

Recent Acquisitions

We have made three acquisitions since the beginning of 2000, each of which was treated as a purchase business combination for accounting purposes:

Company	Date Acquired	Purchase Price	Goodwill and Other Intangibles Recorded	Sources of Cash Financing	Services

U.S. BRS division of PwC(1)	Aug-02	$243.2, in cash and stock	$243.7	Bank financing and our available cash	Turnaround, restructuring and bankruptcy consulting
Technology & Financial Consulting, Inc.(2)	Jan-02	$4.1, in cash and stock	$3.8	Available cash	Intellectual property consulting
Policano & Manzo, L.L.C.(3)	Feb-00	$54.9, in cash and stock	$52.2	Bank financing and our available cash	Turnaround, restructuring and bankruptcy consulting

Notes: (1)	The purchase price of BRS consisted of $22.3 million of cash on hand, debt of $119.0 million and 3,000,000 shares of common stock, valued at $101.9 million.
(2)	The purchase price of TFC consisted of $3.1 million of cash on hand and 46,216 shares of common stock, valued at $1.0 million.
(3)	The purchase price of P&M consisted of $1.9 million of cash on hand, debt of $47.5 million and 1,222,000 shares of common stock, valued at $5.5 million.

Results of Continuing Operations

Three Months Ended September 30, 2002 and 2001

Revenues.    Total revenues from continuing operations for the three-months ended September 30, 2002 increased 91.4% to $55.9 million from $29.2 million in the same period in 2001. The third quarter of 2002 included one month of revenues generated from the acquired operations of BRS, which approximately doubled the headcount of our billable professional staff. In addition to the acquisition of BRS, we believe revenues from our continuing operations grew during the third quarter of 2002 because we were able to recruit additional seasoned financial professionals to meet the continued strong demand for our financial consulting services in both restructuring and turnaround activities, and the forensic accounting and strategic consulting portions of the business, and because we increased our professional rates by an average of 8% when compared to the prior year. We anticipate that the market demand for our services will continue to be strong throughout the remainder of the calendar year. We added several new practice areas in early 2002, including crisis management, intellectual property litigation consulting, electronic evidence discovery, and utility regulatory financial consulting. These new practice areas contributed to the revenues and operating income during the three-months ended September 30, 2002.

Direct Cost of Revenues.    Direct cost of revenues of continuing operations was 48.9% of our total revenues in the third quarter of 2002 and 50.9% in the same period in 2001. The improvement in 2002 resulted primarily from the continued growth of our turnaround, restructuring and bankruptcy practice area, which has a somewhat higher gross margin than our other practice areas.

Selling, General and Administrative Expenses.    As a percent of our total revenues, these expenses, which include depreciation and amortization of property and equipment, were 23.7% in the third quarter of 2002, and 28.8% in the same period in 2001. This decline is also primarily the result of the growth in our turnaround, restructuring and bankruptcy services, which have a lower selling and general administrative expense as a percent of revenues than our other practice areas.

Amortization of Goodwill and Other Intangible Assets.    As required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we no longer amortize goodwill, beginning January 1, 2002. Amortization of goodwill of continuing operations during the third quarter of 2001 was $1.1 million. In connection with the acquisition of BRS, we recorded approximately $5.0 million of other intangible assets, consisting primarily of client backlog, which is being amortized over useful lives ranging from 18 – 36 months. The value and useful lives of other intangible assets were determined through a preliminary appraisal, which we expect to complete in November 2002. We do not expect the results of the final appraisal to materially change the carrying value of these intangible assets. We began to amortize these other intangible assets, in September 2002, and amortization expense in the third quarter of 2002 was $252,500.

Interest Income and Expense, Net.    Net interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. On August 30, 2002, in connection with the BRS acquisition, we entered into a new credit facility that provides for aggregate term loans of $100.0 million and a revolving credit facility of $100.0 million. On August 30, 2002, we borrowed $45.0 million on the revolving credit facility. These loans all bear interest at variable rates, plus a margin, as discussed more fully in the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” below. Interest expense during the third quarter of 2002 was $1.2 million, compared to $1.0 million during the same period of the prior year, as a result of these additional borrowings.

Income Taxes.    Our effective tax rate from continuing operations was 40.3% during the third quarter of 2002, as compared to 40.0% in the same period of 2001. We expect our effective tax rate from continuing operations to approximate 40.0% for 2002.

Nine Months Ended September 30, 2002 and 2001

Revenues.    Revenues from continuing operations for the nine-months ended September 30, 2002 increased 45.6% to $133.6 million compared with $91.8 million in the same period in 2001. This growth was primarily attributable to our ability to recruit seasoned financial professionals to meet the continued strong demand for our consulting services, as well as the acquisitions of TFC and BRS during the year. During the first quarter of 2002, we also raised our professional rates by an average of 8%. We believe that the market demand for our services will continue to remain strong throughout the remainder of 2002. The new practice areas we added during the year have contributed to the revenues and operating income during the first three quarters of 2002.

Direct Cost of Revenues.    Direct cost of revenues of our continuing operations was 49.1% of our total revenues during the first nine-months of 2002 and 50.9% in the same period in 2001. The improvement in 2002 resulted primarily from the relative growth of our turnaround, restructuring and bankruptcy practice area, which has a somewhat higher gross margin than our other practice areas.

Selling, General and Administrative Expenses.    As a percent of our total revenues, these expenses, which include depreciation and amortization of property and equipment, were 24.6% in the first nine-months of 2002, and 25.7% in the same period in 2001. This decline is also primarily the result of the growth in our turnaround, restructuring and bankruptcy services, which have a lower selling and general administrative expense as a percent of revenues than our other practice areas.

Amortization of Goodwill and Other Intangible Assets.    As required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we no longer amortize goodwill, beginning January 1, 2002. Amortization of goodwill of continuing operations during the first three quarters of 2001 was $3.2 million. In connection with the acquisition of BRS, we recorded approximately $5.0 million of other intangible assets, consisting primarily of client backlog, which are being amortized over useful lives ranging from 18 – 36 months. The value and useful lives of other intangible assets were determined through a preliminary appraisal, which we expect to complete in November 2002. We do not expect the results of the final appraisal to materially change the carrying value of these intangible assets. We began to amortize these other intangible assets in September 2002, and amortization expense in the third quarter of 2002 was $252,500.

Interest Income and Expense, Net.    Net interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. On August 30, 2002, in connection with the BRS acquisition, we entered into a new credit facility that provides for aggregate term loans of $100.0 million and a revolving credit facility of $100.0 million. On August 30, 2002, we borrowed $45.0 million on the revolving credit facility. These loans all bear interest at variable rates, plus a margin, as discussed more fully in the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” below. Prior to the acquisition of BRS and the related additional debt financing, we used cash generated from operations and the proceeds from the exercise of options to pay down debt. Interest rates during 2002 have also been lower than in the prior year. As a result, interest expense during the first three quarters of 2002 was $2.6 million, compared to $3.5 million during the same period of the prior year despite our additional borrowings in the third quarter of 2002 to acquire BRS.

Income Taxes.    Our effective tax rate for continuing operations throughout the first three quarters of 2002 is 40.3%, compared to 40.0% for the same period in 2001. We expect our effective tax rate from continuing operations to approximate 40.0% for 2002

Liquidity and Capital Resources

During the nine-months ended September 30, 2002, net cash provided by our operations was about $28.4 million as compared to about $19.4 million for the comparable period in 2001. We continue to finance operations and capital expenditures solely through cash flows from operations. During the nine-months ended September 30, 2002, this increase occurred primarily because our total revenues from continuing operations increased by 45.6%, while our direct cost of revenues and our selling, general and administrative expenses declined as a percentage of revenues. Additionally, we realized a $9.1 million income tax benefit from stock option exercises that further increased our cash flows from operations during this period.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. Changes in these balances are affected by the timing of billings and collections of receivables as well as payments for compensation arrangements.

During the nine-months ended September 30, 2002, changes in operating assets and liabilities reduced cash flow from operations by $8.2 million. This was primarily because our billed and unbilled accounts receivables grew by $16.2 million during the nine-months ended September 30, 2002. Billed and unbilled accounts receivable, net of allowance for doubtful accounts, increased due to the additional clients obtained through our acquisition of BRS and the continued strong demand for our financial consulting services throughout the first three quarters of 2002. Our average collection period did not vary significantly from 2001 to 2002. Our customary collection terms range from 30 to 60 days for all of our clients. We do not expect our collection trends to change significantly as a result of the acquisition of BRS.

During the nine-months ended September 30, 2002, we spent $5.9 million for net additions to property and equipment, primarily for expansion of one of our major offices and investments in technology and equipment for our new practice areas. During all of 2002, we expect to spend approximately $8.0 million for property and equipment additions, including $2.0 million related to the integration of BRS. This trend in investing activities, after giving effect to the recent acquisition of BRS, is in line with our historical net additions to property and equipment. In 2003, we expect to spend approximately $10.0 million for property and equipment additions, including $4.0 million related to the integration of BRS. We had no outstanding purchase commitments at September 30, 2002.

Our investment activities during the nine-months ended September 30, 2002 included the acquisition of two businesses. We paid $3.2 million in cash as part of the purchase price to acquire Technology & Financial Consulting, Inc., which provides intellectual property consulting services. We paid $141.3 million in cash as part of the purchase price to acquire BRS.

Our financing activities in all periods have consisted principally of borrowings and repayments under long term debt arrangements as well as issuances of common stock and exercises of warrants and stock options. We borrowed $119.0 million in the third quarter of 2002 to acquire BRS. During the nine-months ended September 30, 2002, we repaid $8.3 million in debt. At September 30, 2002, we had availability under our revolving line of credit of $60.0 million. During the nine-months ended September 30, 2002, stock options to purchase 956,296 shares of our common stock were exercised and 111,661 shares of our common stock were sold under our employee stock purchase plan. These exercises and issuances generated $15.7 million in cash (including the $9.1 million income tax benefit from the stock option exercises).

On August 30, 2002, we completed the acquisition of BRS. The purchase price consisted of $141.3 million in cash plus 3,000,000 shares of our common stock. We financed the cash portion of the purchase price from our existing cash and a new bank credit facility, which consists of an additional term loan of $74.0 million and a revolving credit line of $100.0 million. We acquired BRS related accounts receivable, unbilled receivables and obligations to perform services under retainers, but did not acquire BRS related cash.

On August 30, 2002, we terminated our previous credit facility and entered into the new credit facility in connection with our acquisition of BRS. The new credit facility consisted of our then existing term loan for $26.0 million, a new term loan for $74.0 million and a new revolving credit facility for $100.0 million. On September 30, 2002, we repaid $1.1 million of the $26.0 million term loan. Our debt under the credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lenders announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. If not prepaid, our $24.9 million term loan will mature on December 1, 2005, and our $74.0 million term loan will mature on August 30, 2006. Under the credit facility, we have granted the lenders a security interest in substantially all of our assets. At September 30, 2002, we had outstanding aggregate debt under the credit facility of $138.9 million, bearing interest at 4.95% per annum. We will not be subject to any penalties for early payment of the debt under the credit facility. Under the provisions of the credit facility, we must apply at least half of the net proceeds that we obtain from any public offering of our equity securities to repayment of the debt. Because of our increased debt, we anticipate higher interest expenses for the remainder of 2002 and thereafter.

As discussed earlier, the Company committed to a plan to sell our applied sciences practice group. Under the credit facility, we are required to apply all of the proceeds from the sale to reduce our outstanding aggregate debt under the facility. We expect that cash generated from our operations and cash available under our credit facility will be sufficient to meet our normal operating requirements for the foreseeable future.

Below is a summary of our contractual obligations and commitments at September 30, 2002:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2002	2003	2004	2005	Thereafter
Long-Term Debt	$138,916	$1,083	$20,000	$26,417	$30,000	$61,416
Operating Leases	34,582	1,468	5,876	5,576	5,235	16,427

Total Obligations	173,498	2,551	25,876	31,993	35,235	77,843
Operating Leases of Discontinued Operations	(5,924)	(403)	(1,568)	(1,365)	(1,349)	(1,239)

Total Obligations of Continuing Operations	$167,574	$2,148	$24,308	$30,628	$33,886	$76,604

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results and do not intend to do so. Factors, which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to, the risk factors described elsewhere in this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in interest rates on our variable rate debt. We have managed this risk by entering into interest rate swaps on a portion of our variable rate debt. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates. We do not anticipate any material changes to our market risk exposures in 2002.

Interest rate swaps with notional principal amounts of $24.9 million at September 30, 2002, were designated as hedges against outstanding debt and were used to convert the interest rate on our variable rate debt to fixed rates for the life of the swap. Our pay rate on this debt was 8.39% at September 30, 2002, compared to our receive rate of 4.09%. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income.

On August 30, 2002, we entered into a new credit facility that provides for an additional $74.0 million term loan and a $100.0 million revolving credit facility. At September 30, 2002, $74.0 million was outstanding on the new term loan and $40.0 million outstanding on the revolver. These loans bear interest at variable rates and the Company has not hedged this debt.

Item 4.     Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company has been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the deterioration of the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control-system, misstatements due to error or fraud may occur and not be detected.

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not presently a party to any material litigation.

Item 2.     Changes in Securities

On July 24, 2002, the Company entered into an Agreement for the Purchase and Sale of Assets (the “Purchase Agreement”) by and between the Company and PricewaterhouseCoopers LLP (“PwC”), pursuant to which the Company agreed to acquire certain assets and assume certain liabilities of PwC’s U.S. Business Recovery Services Division (“BRS”). On August 30, 2002, the Company completed the acquisition of BRS. The purchase price plus other acquisition costs included approximately $141.3 million of cash and 3.0 million shares of common stock of the Company valued at $101.9 million. The 3.0 million shares of common stock issued for BRS were valued using the average stock price of the Company’s share on the New York Stock Exchange for the five day period beginning two days before and ending two days after July 24, 2002. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)    Reports on Form 8-K

The Company filed a Current Report on Form 8-K on July 26, 2002, regarding the Company’s execution of the Purchase Agreement (items 5 and 7).

The Company filed a Current Report on Form 8K on September 12, 2002, regarding the Company’s acquisition of BRS and refinancing of its indebtedness (items 2 and 7). On October 9, 2002, the Company amended the foregoing Report to add financial statements of BRS and pro forma financial information (items 2 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: November 13, 2002	By: /s/ Theodore I. Pincus
THEODORE I. PINCUS Executive Vice President, Chief Financial Officer (principal financial and accounting officer) and Secretary

CERTIFICATIONS

I, Jack B. Dunn, IV, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of FTI Consulting, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ JACK B. DUNN, IV
Jack B. Dunn, IV Chairman of the Board and Chief Executive Officer (principal executive officer)

I, Theodore I. Pincus, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of FTI Consulting, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ THEODORE I. PINCUS
Theodore I. Pincus Executive Vice President, Chief Financial Officer and Secretary (principal financial accounting officer)

EXHIBIT INDEX

Exhibit	Description

99.1	Certificationof Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2	Certificationof Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).