Form 10-K/A
period 2001-12-31
FTI CONSULTING INC
filed 2002-11-20
CIK 887936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The number of shares of Registrant’s Common Stock outstanding on November 13, 2002 was 23,784,195.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, FTI Consulting, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 by restating its consolidated financial statements as a result of discontinued operations and adding information required by Item 13.

FTI CONSULTING, INC.
Annual Report on Form 10-K/A
Fiscal Year Ended December 31, 2001

PART II

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 2001, are derived from the Company’s consolidated financial statements. The consolidated financial statements for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 were audited by Ernst & Young LLP. The data below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

	Year ended December 31,

	2001	2000(1)	1999	1998(2)	1997(3)

	(in thousands, except per share data)
Statements of Income Data:
Revenues	$122,317	$95,532	$48,914	$35,771	$32,175
Direct cost of revenues	59,074	48,979	25,600	19,752	17,537
Selling, general and administrative expenses	33,085	23,920	16,532	12,895	12,604
Amortization of goodwill	4,235	3,942	1,554	681	59

Total costs and expenses	96,394	76,841	43,686	33,328	30,200

Income from operations	25,923	18,691	5,228	2,443	1,975
Interest income (expense)	(4,356)	(10,771)	(4,014)	(1,163)	173

Income from continuing operations, before income taxes and extraordinary item	21,567	7,920	1,214	1,280	2,148
Income taxes	8,621	3,262	402	583	899

Income from continuing operations before extraordinary item	12,946	4,658	812	697	1,249
Discontinued operations:
Income from operations of discontinued operations	6,347	5,951	4,088	3,242	3,395
Income taxes	2,824	2,655	1,909	1,371	1,351

Income from discontinued operations	3,523	3,296	2,179	1,871	2,044

Income before extraordinary item	16,469	7,954	2,991	2,568	3,293
Extraordinary loss on early extinguishment of debt, net of income taxes of $3,078	—	5,393	—	—	—

Net income	$16,469	$2,561	$2,991	$2,568	$3,293

Income from continuing operations before extraordinary item per common share, basic	$0.72	$0.44	$0.11	$0.10	$0.18
Earnings per common share, basic	$0.92	$0.24	$0.41	$0.36	$0.49
Income from continuing operations before extraordinary item per common share, diluted	$0.66	$0.39	$0.11	$0.09	$0.18
Earnings per common share, diluted	$0.84	$0.21	$0.39	$0.34	$0.47
Shares used in computation, basic	17,841	10,612	7,308	7,088	6,794
Shares used in computation, diluted	19,631	11,988	7,543	7,615	7,047

	December 31

	2001	2000	1999	1998	1997

Balance Sheet Data:
Working capital	$28,766	$20,163	$19,233	$9,071	$10,634
Total assets	159,098	149,246	84,840	80,280	29,176
Long-term debt	28,166	60,500	42,727	46,280	1,930
Total stockholder’s equity	105,136	68,624	30,252	25,594	21,019

(1)
Effective January 31, 2000, we acquired Policano & Manzo, L.L.C., in a business combination accounted for as a purchase. See Note 5 to our historical consolidated financial statements for additional information.

(2)
In June 1998, we acquired Klick, Kent & Allen, Inc. In September 1998, we acquired S.E.A., Inc., Kahn Consulting, Inc., and KCI Management Corp. These business combinations were accounted for as purchases.

(3)	In September 1997, we acquired L.W.G., Inc. and subsidiary, and Bodaken & Associates in business combinations accounted for as purchases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FTI Consulting, Inc. (the “Company” or “FTI”) is one of the largest U.S. providers of turnaround, restructuring, bankruptcy and related consulting services. Our highly skilled professionals assist distressed companies in improving their financial position, or their creditors or other stakeholders, in maximizing recovery of their claims. We quickly analyze and implement an array of strategic alternatives, such as rightsizing infrastructure, improving working capital management, selling non-core assets or business units, and restructuring capital. Through our corporate recovery services, we can help financially distressed companies implement their plans by providing interim management teams. Our teams of professionals have extensive experience in crisis management, negotiations of complex mergers, acquisitions and capital restructurings, as well as the liquidation of surplus assets.

We also help clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. We assist with refining issues in litigation and venue selection, and provide fraud investigation and securities litigation assistance. Our trial graphics and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court. Furthermore, we provide forensic accounting and economic consulting services. Our forensic accounting and data mining (sorting through large volumes of data) services help clients to unravel complex financial transactions and reconstruct events from incomplete and/or corrupt data. Our specialized expertise in economic consulting allows us to help clients in valuing assets of all types and entire businesses, as well as intellectual property disputes. Our industry expertise extends to the telecommunications, railroad, energy and electric utility industries. In recent months, we have begun initiatives in the mergers and acquisitions area and, dispute settlement services.

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

Our direct costs of revenues consist primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. In 2001, our direct costs of revenues from continuing operations were 48.3% of revenues, consistent with our overall long-term 50.0% target and an improvement from 51.2% in 2000.

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, corporate overhead expenses, and depreciation and amortization of property and equipment. In 2001, selling, general and administrative expenses, including depreciation and amortization of our continuing operations, accounted for 27.0% of our revenues, consistent with our overall long-term target of 25.0%, as well as the 25.0% experienced in 2000. Our corporate overhead costs, which are included in selling, general and administrative expenses, represented 8.6% of revenues in 2001 and 8.3% in 2000.

We had goodwill related to our continuing operations of about $75.7 million at December 31, 2001 that we recorded principally from business combinations that we completed in the last five years. Goodwill represented about 47.6% of our total assets at December 31, 2001. As of January 1, 2002, we no longer amortize this goodwill, but rather make annual assessments of impairment.

Recent Developments

Acquisition of BRS

On August 30, 2002, we acquired BRS for $141.3 million in cash and 3,000,000 shares of our common stock valued at $101.9 million. We incurred expenses of approximately $1.3 million in connection with this acquisition.

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

Pending Sale of Our Applied Sciences Practice Group

In July 2002, we committed to a plan to sell our applied sciences practice group, which we previously reported as a separate segment. The asset disposal group comprising the applied sciences practice group is available for immediate sale in its present condition, subject only to the terms that are usual and customary for sales of such asset disposal groups. An active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated.

The sale of the asset disposal group is considered probable and is expected to be completed prior to July 2003. Actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn.

The assets comprising the applied sciences asset disposal group are measured at the lower of their carrying amount or estimated fair value less cost to sell. We currently expect to recover the $28.3 million carrying value of the assets of the disposal group. However, it is reasonably possible that the ultimate amount realized from the sale may be less than the carrying value.

Because the operations and cash flows of the applied sciences practice group will be eliminated from our ongoing operations as a result of the pending disposal transaction, and because we will not have any significant continuing involvement in the held for sale operations after the disposal transaction, the results of the applied sciences practice group’s operations are reported for all periods presented as a separate component of income, net of income taxes. Accordingly, the statements of income for each of the three years in the period ended December 31, 2001 have been restated to report the operations of the applied sciences practice group as a discontinued operation.

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

Revenue Recognition. We derive substantially all of our revenue from providing professional services to our clients. Most of these services are rendered under arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. We also bill our clients for the cost of the production of our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We recognize our revenue from professional services as work is performed and expenses are incurred. The basis for our policy is the fact that we normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the matter and at our agreed-upon hourly rates. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the accompanying consolidated balance sheets. Billings in excess of services provided represents amounts billed to clients, such as retainers, in advance of work being performed. The consolidated balance sheets previously issued in 2001 and 2000 classified these as reductions in accounts receivables.

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

Goodwill. We have remaining goodwill from continuing operations of about $75.7 million at December 31, 2001 that we recorded for business combinations that we completed principally in the last five years. This goodwill has been amortizing over 20 to 25 year periods and resulted in amortization expense approximating $5.0 million in 2001. As of January 1, 2002, we adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statement. Accordingly, we no longer amortize this goodwill, but rather make annual assessments of impairment. During the second quarter of 2002, we completed the transitional impairment tests required by Statement 142 for this goodwill as of January 1, 2002. No impairment of goodwill was identified as a result of these tests. In the future, we will be making impairment tests during the fourth quarter of each year. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with this goodwill. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill to its estimated fair value.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent, or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. We will adopt Statement 145 in January 2003, and upon adoption, we will report as other expenses any extraordinary losses that we incur upon the extinguishment of our debt. In addition, when we present for comparative purposes financial statements issued prior to December 31, 2002, we will reclassify to other expenses any extraordinary losses that we recorded upon the early extinguishment of debt in those periods. In 2000, we reported a $5.4 million loss from the early extinguishment of certain debt. We may incur an extraordinary loss from the early extinguishment of our debt from our planned equity offering in the fourth quarter of 2002, as well as from application of the proceeds from our intended sale of our applied sciences practice group, if the sale occurs in 2002.

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

Recent Acquisitions

We have made three acquisitions since the beginning of 2000, each of which was treated as a purchase business combination for accounting purposes:

Company	Date Acquired	Purchase Price	Goodwill and Other Intangibles Recorded	Sources of Cash Financing	Services

	(in table, dollars in millions)
U.S. BRS division of PwC	Aug-02	$243.2, in cash and stock(1)	$243.7	Bank financing and our available cash	Turnaround, restructuring and bankruptcy consulting

Technology & Financial Consulting, Inc.	Jan-02	$4.1, in cash and stock(2)	$3.8	Available cash	Intellectual property consulting

Policano & Manzo, L.L.C.	Feb-00	$54.9, in cash and stock(3)	$52.2	Bank financing and our available cash	Turnaround, restructuring and bankruptcy consulting

Notes:
(1)	The purchase price of BRS consisted of $22.3 million of cash on hand, debt of $119.0 million and 3,000,000 shares of common stock, valued at $101.9 million.
(2)	The purchase price of TFC consisted of $3.1 million of cash on hand and 46,216 shares of common stock, valued at $1.0 million.
(3)	The purchase price of P&M consisted of $1.9 million of cash on hand, debt of $47.5 million and 1,222,000 shares of common stock, valued at $5.5 million.

Results of Continuing Operations

Years Ended December 31, 2001, 2000, and 1999

Revenues. Total revenues in 2001 increased 28.0% to $122.3 million from $95.5 million in 2000. We believe revenues grew during 2001 primarily as a result of our ability to recruit seasoned financial professionals to meet the continued strong demand for our services in both restructuring and turnaround activities and the forensic accounting and strategic consulting portions of the business, coupled with increases in professional rates. We added several new practice areas in early 2002, including crisis management, intellectual property litigation consulting, electronic evidence discovery, and utility regulatory financial consulting.

Total revenues in 2000 increased 95.3% to $95.5 million from $48.9 million in 1999, primarily as the result of our acquisition of Policano & Manzo, LLC (“P&M”) early in 2000 and the successful integration of its financial professionals into our existing practices. Our headcount at year-end 2000 increased by approximately 50% when compared to the prior year, as the result of the acquisition of P&M and our successful recruiting efforts.

Direct Cost of Revenues. Direct cost of revenues was 48.3% of our total revenues in 2001, 51.3% in 2000 and 52.3% in 1999. The improvement in 2001 resulted primarily from the broader implementation of incentive compensation programs that promote increased billable hours by our professional staff, and the continued strong demand for our services. Employee compensation accounted for 75% of direct cost of revenues in 2001.

Selling, General and Administrative Expenses. As a percent of our total revenues, selling, general, and administrative expenses, which include depreciation and amortization of property and equipment, were 27.0% in 2001, 25.0% in 2000 and 33.8% in 1999. The slight increase in 2001 is the result of costs incurred to open larger offices in several major cities, including New York and Washington, DC. The decrease in 2000 is the result of the substantial increases in revenues, since selling, general and administrative expenses, such as rent, are relatively fixed costs.

Amortization of Goodwill. Annual amortization of goodwill increased from $3.9 million in 2000 to $4.2 million in 2001, primarily as a result of additional contingent consideration related to our acquisitions. Amortization of goodwill increased from $1.6 million in 1999 primarily as a result of the P&M acquisition.

Interest Income and Expense, Net. Interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest expense decreased substantially in 2001, as compared to 2000, because interest rates were lower and we were able to retire $32.3 million of our debt. We used cash generated from operations, the proceeds of an equity offering in October 2000, and proceeds from the exercise of options and warrants to pay down debt. We achieved lower interest rates by refinancing our outstanding debt in late 2000 and experienced declining market interest rates on our revolving credit facility.

Income Taxes. Our effective tax rate decreased to 40.0% in 2001 from 41.2% in 2000, principally because the increase in our net income diluted the effect of non-deductible goodwill amortization. See Note 8 of Notes to Consolidated Financial Statements for a reconciliation of the federal statutory rate to our effective tax rates during each of these years, and a summary of the components of our deferred tax assets and liabilities.

Extraordinary Loss on Early Extinguishment of Debt, Net of Income Taxes. As a result of the write-off of unamortized debt discount and deferred financing costs associated with the debt that we refinanced or retired early in 2000, we had a $5.4 million loss on early extinguishment of debt, net of taxes in 2000.

Liquidity and Capital Resources

Our cash flow generated from operations increased from $15.6 million in 2000 to $35.4 million in 2001. This increase of $19.8 million is primarily the result of an increase in our net income before non-cash charges of $7.0 million. We also were able to increase our operating cash flows by reducing our working capital balances, despite significant growth in our revenues. The average collection period for our fees has declined because we continue to increase the use of retainers when we are engaged on major assignments and because we have improved our collection monitoring processes.

During the year ended December 31, 2001, we spent $4.4 million for net additions to property and equipment, primarily for the cost of the expansion of five of our major offices. At December 31, 2001, we had no material commitments for the acquisition of property and equipment. In 2001, we also paid $3.0 million to former owners of businesses we acquired in previous years to satisfy contingent consideration and other obligations. We have no remaining contingent purchase price obligations. During 2000, we spent $6.6 million for additions to property and equipment and $49.4 million to acquire P&M.

During the year ended December 31, 2001, options to purchase 2,498,672 shares of common stock were exercised, generating $19.9 million in new capital including related tax benefits. In addition, we sold 174,906 shares of common stock to our employees participating in the Employee Stock Purchase Plan, generating $1.0 million of cash. We used these net proceeds and cash flow from operations to pay-down $32.3 million of debt during the year.

In 2000, we completed a public offering of 6,037,500 shares of our common stock. We used the net proceeds and our other financial resources to repay the $30.0 million senior subordinated notes that we issued on February 4, 2000. In addition, we retired warrants for 492,001 shares of our common stock issued in February 2000 in connection with the $30.0 million senior subordinated notes that were repaid.

In December 2000, we refinanced our $61.0 million term loan and the $7.5 million revolving credit facility. The replacement credit facility consisted of an amortizing term loan of $32.5 million of which $28.2 million was outstanding at December 31, 2001, and a $47.5 million revolving credit line. At December 31, 2001, we had no outstanding balances on the line of credit.

On August 30, 2002, the Company terminated its existing credit facility and entered into a new credit facility in connection with the acquisition of BRS. The new credit facility consists of a pre-existing term loan of $26.0 million, a new term loan for $74.0 million and a new revolving credit facility for $100.0 million. On September 30, 2002, $1.1 million of the $26.0 million term loan was repaid. The debt under the new credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. If not prepaid, the $24.9 million term loan will mature on December 1, 2005, and the $74.0 million term loan and the revolving credit facility will mature on August 30, 2006. Under the credit facility, the lenders have a security interest in substantially all of the Company’s assets.

At September 30, 2002, outstanding debt under the new credit facility was $138.9 million, including the balance on the revolving line of credit of $40.0 million, bearing interest at 4.95%. Under the terms of the new credit facility, the Company must apply at least half of the net proceeds obtained from any public offering of its equity securities to the repayment of the debt. Also, under the new credit facility, the Company is required to apply all of the proceeds from the sale of its applied sciences practice group to reduce the outstanding debt.

We believe that our available cash, cash generated from operations and the revolving credit facility will be sufficient to meet our normal on-going operating for the foreseeable future. We do not have any significant capital lease obligations.

Below is a summary of our contractual obligations and commitments at December 31, 2001:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2002	2003	2004	2005	Thereafter

Long-Term Debt	$28,166	$4,333	$6,500	$8,667	$8,666	$—
Operating Leases	35,842	5,470	5,333	4,982	4,650	15,407

Total Obligations	$64,008	9,803	11,833	13,649	13,316	15,407

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this report, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results and do not intend to do so. Factors, which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to, the risk factors described elsewhere in this report.

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

Interest rate swaps with notional principal amounts of $28.2 million at December 31, 2001 were designated as hedges against outstanding debt and were used to convert the interest rate on our variable rate debt to fixed rates for the life of the swap. Our pay rate on our debt was 8.39% at December 31, 2001, compared to our receive rate of 4.02%. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Board of Directors and Stockholders
FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

/s/ Ernst & Young LLP

Baltimore, Maryland
November 12, 2002

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands except share data)

	December 31
	2001	2000

	(Restated – Note 2)
Assets
Current assets:
Cash and cash equivalents	$12,856	$3,235
Accounts receivable, net of allowance for doubtful accounts of $1,088 in 2001 and $928 in 2000	12,094	12,146
Unbilled receivables, net of allowance for doubtful accounts of $682 in 2001 and $680 in 2000	13,675	12,226
Income taxes recoverable	1,790	1,317
Deferred income taxes	941	648
Prepaid expenses and other current assets	2,069	1,627
Current assets of discontinued operations	12,241	11,753

Total current assets	55,666	42,952
Property and equipment:
Furniture, equipment and software	15,594	17,520
Leasehold improvements	3,863	4,389

	19,457	21,909
Accumulated depreciation and amortization	(8,838)	(10,177)

	10,619	11,732
Deferred income taxes	150	—
Goodwill	75,733	77,253
Other assets	873	1,168
Long-term assets of discontinued operations	16,057	16,141

Total assets	$159,098	$149,246

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)
(dollars in thousands)

	December 31
	2001	2000

	(Restated – Note 2)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,788	$4,325
Accrued compensation expense	12,536	10,339
Deferred income taxes	130	500
Current portion of long-term debt	4,333	4,333
Billings in excess of services provided	4,745	3,115
Other current liabilities	368	177

Total current liabilities	26,900	22,789
Long-term debt, less current portion	23,833	56,167
Other long-term liabilities	1,481	600
Deferred income taxes	1,748	1,066
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value 45,000,000 shares authorized, 19,590,938 and 15,851,168 shares issued and outstanding in 2001 and 2000, respectively	196	159
Additional paid-in capital	75,416	53,898
Unearned compensation	(568)	—
Retained earnings	31,036	14,567
Accumulated other comprehensive loss	(944)	—

Total stockholders’ equity	105,136	68,624

Total liabilities and stockholders’ equity	$159,098	$149,246

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income
(in thousands except share data)

	Year ended December 31
	2001	2000	1999

	(Restated – Note 2)
Revenues	$122,317	$95,532	$48,914
Direct cost of revenues	59,074	48,979	25,600
Selling, general and administrative expenses	33,085	23,920	16,532
Amortization of goodwill	4,235	3,942	1,554

Total costs and expenses	96,394	76,841	43,686

Income from operations	25,923	18,691	5,228
Other income (expenses):
Interest income	162	253	136
Interest expense	(4,518)	(11,024)	(4,150)

	(4,356)	(10,771)	(4,014)

Income from continuing operations before income taxes and extraordinary item	21,567	7,920	1,214
Income taxes	8,621	3,262	402

Income from continuing operations before extraordinary item	12,946	4,658	812
Discontinued operations:
Income from operations of discontinued operations	6,347	5,951	4,088
Income taxes	2,824	2,655	1,909

Income from discontinued operations	3,523	3,296	2,179

Income before extraordinary item	16,469	7,954	2,991
Extraordinary loss on early extinguishment of debt, net of income taxes of $3,078 in 2000	—	5,393	—

Net income	$16,469	$2,561	$2,991

Income from continuing operations before extraordinary item per common share, basic	$0.72	$0.44	$0.11

Income from continuing operations before extraordinary item per common share, diluted	$0.66	$0.39	$0.11

Earnings per common share, basic	$0.92	$0.24	$0.41

Earnings per common share, diluted	$0.84	$0.21	$0.39

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	(dollars in thousands)
Balance at January 1, 1999	$73	$16,506		$9,015		$25,594
Issuance of 828,808 warrants to purchase common stock		1,291				1,291
Issuance of 198,015 shares of common stock under Employee Stock Purchase Plan	2	374				376
Net income for 1999				2,991		2,991

Balance at December 31, 1999	75	18,171		12,006		30,252
Issuance of warrants to purchase 1,005,606 shares of common stock in connection with debt refinancing		3,714				3,714
Issuance of 1,222,500 shares of common stock for the acquisition of Policano & Manzo, L.L.C.	1	5,489				5,501
Issuance of 906,756 shares of common stock in exchange for debt to sellers of acquired businesses		2,674				2,683
Retirement of 492,001 warrants to purchase common stock in connection with debt refinancing		(1,272)				(1,272)
Issuance of 171,856 shares of common stock under Employee Stock Purchase Plan		485				487
Exercise of options and warrants to purchase 111,700 shares of common stock, including income tax benefit of $34		472				473
Issuance of 6,037,500 shares of common stock for cash, net of offering costs of $2,138	60	24,006				24,066
Issuance of 30,000 shares of restricted stock	—	159				159
Net income for 2000				2,561		2,561

Balance at December 31, 2000	159	53,898	—	14,567	—	68,624
Issuance of 174,906 shares of common stock under Employee Stock Purchase Plan	2	1,014				1,016
Exercise of options to purchase 2,498,672 shares of common stock, including income tax benefit of $8,116	25	19,919				19,944
Exercise of warrants to purchase 1,347,082 shares of common stock	13	3,445				3,458
Retirement of 311,515 shares of common stock in connection with warrant exercise	(3)	(3,455)				(3,458)
Issuance of 32,100 shares of restricted stock	—	595	(595)			—
Amortization of unearned compensation expense			27			27
Comprehensive Income:
Cumulative effect on prior years of changing to a different method of accounting for interest rate swaps					(348)	(348)
Other comprehensive loss—change in fair value of interest rate swaps					(596)	(596)
Net income for 2001				16,469		16,469

Total comprehensive income						15,526

Balance at December 31, 2001	$196	$75,416	$(568)	$31,036	$(944)	$105,136

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	Year ended December 31
	2001	2000	1999

Operating activities
Net income	$16,469	$2,561	$2,991
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt, before income taxes	—	8,471	—
Depreciation and other amortization	3,867	2,769	2,621
Amortization of goodwill	5,049	4,723	2,313
Income tax benefit from stock option exercises	8,116	34	—
Provisions for doubtful accounts	205	(116)	(197)
Other	449	(111)	26
Changes in operating assets and liabilities:
Accounts receivable, billed and unbilled	(2,093)	(8,199)	(2,619)
Deferred income taxes	(134)	(254)	(313)
Income taxes recoverable/payable	(473)	(1,253)	730
Prepaid expenses and other current assets	(437)	(458)	(199)
Accounts payable and accrued expenses	463	700	316
Accrued compensation expenses	2,197	4,409	2,608
Billings in excess of services provided	1,630	2,567	15
Other current liabilities	120	(247)	109

Net cash provided by operating activities	35,428	15,596	8,401
Investing activities
Purchase of property and equipment	(4,366)	(6,640)	(3,093)
Proceeds from landlord reimbursements and sales of property and equipment	1,231	47	592
Contingent payments to former owners of subsidiaries	(3,023)	(907)	(807)
Acquisition of businesses including acquisition costs	(211)	(49,404)	—
Change in other assets	67	246	(1,288)

Net cash used in investing activities	(6,302)	(56,658)	(4,596)
Financing activities
Issuance of common stock and exercise of warrants and options	12,843	25,151	376
Borrowings under long-term debt arrangements	—	151,500	33,000
Retirement of detachable stock warrants	—	(1,272)	—
Repayments of long-term debt arrangements	(32,334)	(130,825)	(35,500)
Payment of financing fees	(17)	(4,894)	—
Changes in other long-term liabilities	3	(409)	142

Net cash provided by (used in) financing activities	(19,505)	39,251	(1,982)

Net increase (decrease) in cash and cash equivalents	9,621	(1,811)	1,823
Cash and cash equivalents at beginning of year	3,235	5,046	3,223

Cash and cash equivalents at end of year	$12,856	$3,235	$5,046

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2001
(dollars in tables expressed in thousands, except per share data)

1. Description of Business and Significant Accounting Policies

Basis of Presentation of Financial Statements

Description of Business

FTI Consulting, Inc. and subsidiaries (the “Company” or “FTI”) is a U.S. provider of turnaround, restructuring, bankruptcy and related consulting services. The Company’s highly skilled professionals assist distressed companies in improving their financial position, or their creditors or other stakeholders in maximizing recovery of their claims. The Company also provides other consulting services such as corporate recovery, forensic accounting, fraud investigation and asset tracing, regulatory, intellectual property, and mergers and acquisition advisory services. The Company’s trial support practice group advises clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. The Company has approximately 650 employees in 33 locations throughout the United States, including its applied sciences practice group (see Note 2).

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

Estimates are also required in such areas as the Company’s self-insurance reserves for certain employee benefit plans and other ordinary accruals. Such estimates are based upon historical trends, current experience and knowledge of relevant factors.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid investments with maturity of three-months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method. Furniture and equipment is depreciated over estimated useful lives ranging from three to seven years, and leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in purchase business combinations. Prior to January 1, 2002, goodwill was amortized over periods ranging from 20 to 25 years. Commencing January 1, 2002, goodwill is not amortized, but is tested annually for impairment at the reporting unit level. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. (See also Note 1, Impact of Recent Accounting Pronouncements.)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

Revenue Recognition

The Company derives most of its revenues from professional service activities. The vast majority of these activities are provided under “time-and-materials” billing arrangements, and revenues, consisting of billed fees and pass-through expenses, are recorded as work is performed and expenses are incurred. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the accompanying consolidated balance sheets. Billings in excess of services provided represents amounts billed to clients, such as retainers, in advance of work being performed. The previously issued 2001 and 2000 consolidated balance sheets classified these amounts as reductions in accounts receivable.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Stock Options and Stock Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock, or stock-based award. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted. The Company has supplementally disclosed in Note 7 the required pro forma information as if the fair value method had been adopted.

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

Accounting Change and Interest Rate Swaps

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specified hedge criteria are met. Under Statement 133, if an interest rate swap is designated a cash flow hedge, the effective portions of the changes in the fair value of the swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

As part of managing the exposure to changes in the market interest rates on its variable rate debt, the Company has entered into various interest rate swap transactions with financial institutions acting as the counterparty. To ensure both appropriate use as a hedge and hedge accounting treatment, all swaps entered into are designated according to the hedge objective against a specific debt issue. The notional amounts, rates and maturities of the Company’s interest rate swaps are closely matched to the related terms of hedged debt obligations. None of the Company’s interest rate swaps would result in a significant loss to the Company if a counterparty failed to perform according to the terms of the agreement.

The Company recorded a cumulative effect adjustment of $(348,000), net of tax, to other comprehensive loss in 2001 in accordance with the transition provisions of Statement 133.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

Impact of Recent Accounting Pronouncements—Goodwill and Other Intangible Assets

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

Impact of Recent Accounting Pronouncements—Accounting for the Impairment or Disposal of Long-Lived Assets

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

Statement 144 does not apply to goodwill and other intangible assets that are not amortized, and retains the Company’s current policy to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset. In July 2002, the Company announced its decision to sell its applied sciences practice group, and in accordance with Statement 144, the Company has restated its December 31, 2001 and 2000 consolidated balance sheets to segregate the current and non-current assets held for sale of its discontinued operations. The consolidated statements of income for each of the three years in the period ended December 31, 2001 have also been restated to report the results of the applied sciences practice group as a separate component of net income. See Note 2 for additional information.

Impact of Recent Accounting Pronouncements—Reporting Extraordinary Items

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. The Company will adopt Statement 145 in January 2003, and upon adoption, the Company will report as other expenses any extraordinary losses that it incurs upon the extinguishment of debt. In addition, when the Company presents for comparative purposes financial statements issued prior to December 31, 2002, it will reclassify to other expenses any extraordinary losses recorded upon the early extinguishment of debt in those periods. In 2000, the Company reported a $5.4 million loss from the early extinguishment of certain debt. The Company may incur an extraordinary loss from the early extinguishment of our debt from its planned equity offering in the fourth quarter of 2002, as well as from application of the proceeds from the pending sale of the applied sciences practice group, if the sale occurs in 2002.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

Impact of Recent Accounting Pronouncements—Accounting for Costs Associated with Exit or Disposal Activities

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

Stock Splits

The Company’s board of directors authorized a three-for-two stock split in the form of a stock dividend to be distributed to stockholders of record on January 2, 2002. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

2. Pending Sale of Applied Sciences Practice Group

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

The sale of the asset disposal group is considered probable and is expected to be completed prior to July 2003. Actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn.

The assets comprising the applied sciences asset disposal group are measured at the lower of their carrying amount or estimated fair value less cost to sell. Property and equipment held for sale with a carrying value of $1.6 million is no longer being depreciated. The Company currently expects to recover the $283 million carrying value of the below assets of the disposal group. However, it is reasonably possible that the ultimate amount realized from the sale may be less than the carrying value.

Assets of the applied sciences practice group held for sale are as follows:

	December 31,

	2001	2000

Accounts receivable, net	$8,341	$8,234
Unbilled receivables, net	3,224	2,841
Deferred income taxes	384	381
Other current assets	292	297

	12,241	11,753

Property and equipment, net	1,634	1,423
Goodwill, net	14,423	14,718

Total assets of discontinued operations	$28,298	$27,894

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Pending Sale of Applied Sciences Practice Group (continued)

Because the operations and cash flows of the applied sciences practice group will be eliminated from the ongoing operations of the Company as a result of the disposal transaction, and because the Company will not have any significant continuing involvement in the held for sale operations after the disposal transaction, the results of the applied sciences practice group’s operations are reported for all periods presented as a separate component of income, net of income taxes. Accordingly, the statements of income for each of the three years in the period ended December 31, 2001 have been restated to report the operations of the applied sciences practice group as a discontinued operation.

Summarized operating results of the applied sciences practice group are as follows:

	Year ended December 31
	2001	2000	1999

Revenue	$44,042	$39,232	$35,693
Income before income taxes	6,347	5,951	4,088
Net income	3,523	3,296	2,179

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	Year ended December 31
	2001	2000	1999

Numerator used in basic and diluted earnings per common share
Income from continuing operations before extraordinary item	$12,946	$4,658	$812
Income from operations of discontinued operations, net of income taxes	3,523	3,296	2,179
Extraordinary loss on early extinguishment of debt, net of income taxes	—	(5,393)	—

Net income	$16,469	$2,561	$2,991

Denominator
Denominator for basic earnings per common share—weighted average shares outstanding	17,841	10,612	7,308
Effect of dilutive securities:
Warrants	319	789	173
Employee stock options	1,471	587	62

	1,790	1,376	235

Denominator for diluted earnings per common share—weighted average shares outstanding and conversions	19,631	11,988	7,543

Income from continuing operations before extraordinary item, basic	$0.72	$0.44	$0.11
Income from operations of discontinued operations, net of income taxes, basic	0.20	0.31	0.30
Extraordinary loss on early extinguishment of debt, net of income taxes, basic	—	(0.51)	—

Earnings per common share, basic	$0.92	$0.24	$0.41

Income from continuing operations before extraordinary item, diluted	$0.66	$0.39	$0.11
Income from operations of discontinued operations, net of income taxes, diluted	0.18	0.27	0.28
Extraordinary loss on early extinguishment of debt, net of income taxes, diluted	—	(0.45)	—

Earnings per common share, diluted	$0.84	$0.21	$0.39

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Supplemental Disclosure of Cash Flow Information

In 2000, the Company purchased the membership interests of Policano & Manzo, L.L.C., for total consideration of $54.9 million. In connection with this acquisition, assets with a fair market value of $58.1 million were acquired and liabilities of approximately $3.2 million were assumed. The Company did not make any acquisitions during 2001 or 1999.

The Company paid interest of $4.6 million, $10.8 million and $4.1 million, and income taxes of $6.0 million, $4.3 million and $2.0 million during fiscal years 2001, 2000 and 1999, respectively.

5. Acquisitions

Policano & Manzo, L.L.C.

Effective January 31, 2000, the Company acquired the membership interests of Policano & Manzo, L.L.C. (“P&M”). P&M, based in Saddle Brook, New Jersey, is a leader in providing bankruptcy and turnaround consulting services to large corporations, money center banks and secured lenders throughout the U.S. The purchase price totaled approximately $54.9 million, consisting of $48.3 million in cash, 1,222,000 shares of common stock valued at $5.5 million and acquisition related expenses of $1.1 million. The acquisition was accounted for using the purchase method of accounting and approximately $52.2 million of goodwill was recorded and was being amortized over its estimated useful life of 20 years. The results of operations of P&M are included in the accompanying consolidated statements of income commencing January 31, 2000.

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

6. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2001	2000

Amounts due under an $80.0 million long-term credit facility, consisting of an amortizing term loan of $32.5 million and a $47.5 million revolving credit line, (of which zero was drawn at December 31, 2001), bearing interest at LIBOR plus variable percentages (4.02% at December 31, 2001). This facility is secured by substantially all the assets of the Company, and the unpaid principal matures in varying amounts through December 31, 2005.	$28,166	$60,500
Less current portion	(4,333)	(4,333)

Total long-term debt	$23,833	$56,167

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Long-Term Debt (continued)

Aggregate maturities of debt at December 31, 2001, are as follows:

2002	$4,333
2003	6,500
2004	8,667
2005	8,666

Total	$28,166

The Company has entered into interest rate swap transactions on a portion of the outstanding amortizing term loans. At December 31, 2001, the notional amount of the interest rate swap transactions was $28.2 million. The swap transactions resulted in exchanging floating LIBOR rates for a fixed rate of 6.64%, and expire in 2004. The changes in the fair value of the swaps are recognized in the consolidated financial statements as changes in accumulated other comprehensive income (loss). During 2001, the Company did not recognize a net gain (loss) related to the interest rate swap transactions as there was no ineffective portion of the cash flow hedge nor was there any portion of the hedged instrument excluded from the assessment of hedge effectiveness. During the next twelve months, the Company does not expect to reclassify the effective portion of the cash flow hedge captured in other comprehensive income (loss) as it does not expect a change in the probability assessment regarding the forecasted cash flows generated from the interest rate swap transaction and the related debt obligations.

The Company is required to comply with certain financial and non-financial covenants contained in the revolving credit and term loan agreements. The Company is in compliance with all covenants as stipulated in the agreements. The terms of the credit facility prohibit the payment of dividends without the consent of the lender.

The fair value of long-term debt approximates its carrying value at December 31, 2001.

7. Stock Option Plans

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

The following table summarizes the option activity under the plans for the three-year period ended December 31, 2001:

	2001	2001 Weighted Avg. Exercise Price	2000	2000 Weighted Avg. Exercise Price	1999	1999 Weighted Avg. Exercise Price

Options outstanding at January 1	4,896,193	$4.74	3,027,044	$4.74	2,731,244	$5.24
Options granted	853,331	17.11	2,013,300	4.65	596,250	2.83
Options exercised	(2,498,672)	4.69	(96,701)	3.71	—	—
Options forfeited	(79,000)	3.65	(47,450)	4.69	(300,450)	5.50

Options outstanding at December 31	3,171,852	$8.09	4,896,193	$4.74	3,027,044	$4.74

Options exercisable at December 31	1,024,352	$5.25	2,655,200	$4.99	1,796,387	$5.25

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stock Option Plans (continued)

All options granted have an exercise price equal to or greater than the fair value of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2001, ranged from $1.92 to $21.20 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.92—$4.42	1,738,488	$4.15	7.89 years	613,488	$4.15
$4.46—$9.00	617,693	$6.40	7.52 years	352,693	$6.11
$10.72—$21.20	815,671	$17.76	9.49 years	58,171	$11.72

	3,171,852			1,024,352

Pro Forma Disclosures Required by Statement 123

For the years ended December 31, 2001, 2000 and 1999, pro forma net income and earnings per share information required by Statement 123 has been determined as if the Company had accounted for its stock options using the fair value method rather than the intrinsic value method followed by the Company. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31
	2001	2000	1999

Risk free interest rate	4.5%	5.5%	5.5%
Expected dividend yield	0%	0%	0%
Expected option life	3.38 years	4 years	4 years
Expected stock price volatility	0.758 – 0.782	0.779 – 0.790	0.788 – 0.808
Weighted average fair value of granted options	$9.40	$2.09	$1.77

The Black-Scholes option pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table summarizes pro forma income (loss) and earnings (loss) per share:

	Year ended December 31
	2001	2000	1999

Net income, as reported	$16,469	$2,561	$2,991
Pro forma net income (loss)	$14,100	$(197)	$1,820

Earnings per common share, basic, as reported	$0.92	$0.24	$0.41
Pro forma earnings (loss) per common share, basic	$0.79	$(0.02)	$0.25

Earnings per common share, diluted, as reported	$0.84	$0.21	$0.39
Pro forma earnings (loss) per common share, diluted	$0.72	$(0.02)	$0.24

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities from continuing operations before extraordinary item are as follows:

	December 31
	2001	2000

Deferred tax assets:
Allowance for doubtful accounts	$784	$292
Accrued vacation and bonus	275	369
Other	32	–

Total deferred tax assets	1,091	661
Deferred tax liabilities:
Use of cash basis for income tax purposes by subsidiary	–	350
Goodwill	1,407	610
Capitalized software	341	447
Other	130	172

Total deferred tax liabilities	1,878	579

Net deferred tax liability	$(787)	$(918)

Income tax expense (benefit) from continuing operations before extraordinary item consisted of the following:

	Year ended December 31
	2001	2000	1999

Current:
Federal	$6,749	$2,469	$287
State	2,007	1,047	428

	8,756	3,516	715
Deferred (benefit):
Federal	(49)	(145)	(190)
State	(86)	(109)	(123)

	(135)	(254)	(313)

	$8,621	$3,262	$402

The Company’s provision for income taxes from continuing operations before extraordinary item resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

	Year ended December 31

	2001	2000	1999

Expected federal income tax provision at 34%	$7,333	$2,693	$413
Expenses not deductible for tax purposes	74	283	40
State income taxes, net of federal benefit	1,093	374	29
Other	121	(88)	(80)

	$8,621	$3,262	$402

9. Operating Leases

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Operating Leases (continued)

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following at December 31, 2001:

2002	$5,470
2003	5,333
2004	4,982
2005	4,650
2006	3,479
Thereafter	11,928

Total minimum lease payments	$35,842

Rental expense from continuing operations consists of the following:

	Year ended December 31
	2001	2000	1999

Furniture and equipment	$375	$323	$359
Office and storage	3,586	2,206	2,443

	$3,961	$2,529	$2,802

10. Employee Benefit Plans

The Company maintains a qualified defined contribution 401(k) plan, which covers substantially all employees. Under the plan, participants are entitled to make both pre-tax and after-tax contributions. The Company matches a certain percentage of participant contributions pursuant to the terms of the plan, which are limited to a percent of the participant’s eligible compensation. The percentage match is at the discretion of the Board of Directors. The Company made contributions of $1.1 million, $685,000 and $344,000 during 2001, 2000 and 1999, respectively, related to these plans.

The Company also maintains an Employee Stock Purchase Plan, which covers substantially all employees. Under the Plan, participants are eligible to purchase shares of the Company’s common stock at a price that is equal to 85% of the lesser of the fair market value of the stock on the first or the last trading day of the offering period. Offering periods commence the first day of each January and July in any particular year. There are 750,000 shares of the Company’s common stock issuable under the Plan, of which 608,350 shares have been issued or subscribed for as of December 31, 2001.

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

During the fourth quarter of 2000, the Company successfully completed a secondary offering of 6,037,500 shares of common stock. The $24.0 million proceeds, net of offering costs, together with internal cash resources, were used to repay the $30.0 million of subordinated notes issued in connection with the acquisition of P&M. Concurrent with the repayment of the subordinated notes, the Company refinanced its long-term debt to obtain more attractive terms and to reduce interest expense. In connection with the fourth quarter early extinguishment of debt, the Company wrote-off unamortized debt discount and financing fees and pre-payment penalties, resulting in an extraordinary loss of $4.5 million (net of a $2.4 million income tax benefit).

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Segment Reporting

The Company is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation consulting, and engineering and scientific investigation. Prior to September 1, 2002, the Company was organized into three operating segments: Financial Consulting, Litigation Consulting and Applied Sciences. As a result of the acquisition of the domestic Business Recovery Services division of PricewaterhouseCoopers, LLP (“BRS”) in August 2002 (see Note 15) and the decision to sell the applied sciences practice group, the Company is now managing its operations as one segment.

Substantially all revenue and assets are attributed to or located in the United States. The Company does not have a single customer that represents ten percent or more of consolidated revenues for any period presented.

13. Quarterly Financial Data (unaudited)

	Quarter ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Revenues	$31,265	$31,364	$29,197	$30,491
Operating expenses	24,559	24,584	24,325	22,926

Income from operations	6,706	6,780	4,872	7,565
Interest, net	(1,443)	(1,147)	(943)	(823)

Income from continuing operations before income taxes and extraordinary item	5,263	5,633	3,929	6,742
Income taxes	2,209	2,295	1,475	2,642

Income from continuing operations before extraordinary item	$3,054	$3,338	$2,454	$4,100

Income from continuing operations before extraordinary item per common share, basic	$0.19	$0.19	$0.13	$0.21

Income from continuing operations before extraordinary item per common share, diluted	$0.17	$0.17	$0.12	$0.20

Weighted average shares outstanding:
Basic	15,933	17,228	18,760	19,397

Diluted	18,051	19,202	20,340	20,827

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Quarterly Financial Data (unaudited)—continued

	Quarter ended

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Revenues	$21,029	$24,902	$23,609	$25,992
Operating expenses	16,941	19,591	19,449	20,860

Income from operations	4,088	5,311	4,160	5,132
Interest, net	(2,352)	(3,142)	(3,143)	(2,134)

Income from continuing operations before income taxes and extraordinary item	1,736	2,169	1,017	2,998
Income taxes	753	946	438	1,125

Income from continuing operations before extraordinary item	$983	$1,223	$579	$1,873

Income from continuing operations before extraordinary item per common share, basic	$0.11	$0.13	$0.06	$0.13

Income from continuing operations before extraordinary per common share, diluted	$0.10	$0.11	$0.05	$0.12

Weighted average shares outstanding:
Basic	8,781	9,635	9,804	14,238

Diluted	9,600	11,270	11,604	15,411

14. Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

15. Subsequent Events

Technology & Financial Consulting, Inc.

On January 2, 2002, the Company completed the acquisition of all of the outstanding common stock of Technology & Financial Consulting, Inc. (“TFC”). TFC, based in Houston, Texas, provides intellectual property consulting services. As a result of the acquisition, the Company added a new practice area to its service offerings. The total purchase price was $4.1 million, including cash payments of $3.1 million and common stock valued at $1.0 million. The value of the 46,216 common shares issued was determined based on the average market price of the shares over the period from two days before to two days after the date the Company entered into the definitive purchase agreement. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, assets with a fair market value of $4.3 million including approximately $3.8 million of goodwill were acquired and liabilities of $33,000 were assumed.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Subsequent Events (continued)

Acquisition of Domestic Business Recovery Services Division of PwC

On August 30, 2002, the Company acquired the domestic Business Recovery Services division of PricewaterhouseCoopers, LLP (“BRS”) for $141.3 million in cash (including $1.3 million in acquisition related expenses) and 3,000,000 shares of common stock valued at $101.9 million. The fair market value of the common stock was based on the average market price of the shares over the period from two days before to two days after the date the Company entered into the definitive purchase agreement. The Company will be obligated to certain sellers that received 470,464 restricted common shares in the acquisition for additional consideration if the quoted market price of its common stock declines below $28.33 per share at the date the restrictions lapse. The amount of the additional consideration payable is the difference between $28.33 per share and the quoted market price on the date the restrictions lapse.

BRS was a leading provider of bankruptcy, turnaround and business restructuring services to corporations in the United States and had more than 350 people located in 15 offices across the U.S., with significant practices in New York, Dallas, Los Angeles, Chicago and Atlanta. The acquisition of BRS enhances the Company’s ability to provide consulting services in the largest and most complex turnarounds, restructurings and bankruptcies. The BRS acquisition diversifies the Company’s client base, while adding a pool of more than 350 professionals.

The Company has preliminarily allocated the $243.2 million purchase price to $270.6 million of assets acquired and $27.4 million of liabilities assumed. The Company recorded significant goodwill (approximately $239 million) in the acquisition as a result of the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The Company believes the goodwill recorded as a result of the BRS acquisition will be fully deductible for income tax purposes.

Restructuring of Credit Facilities

On August 30, 2002, the Company terminated its existing credit facility and entered into a new credit facility in connection with the acquisition of BRS. The new credit facility consists of a pre-existing term loan of $26.0 million, a new term loan for $74.0 million and a new revolving credit facility for $100.0 million. On September 30, 2002, $1.1 million of the $26.0 million term loan was repaid. The debt under the new credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. If not prepaid, the $24.9 million term loan will mature on December 1, 2005, and the $74.0 million term loan and the revolving credit facility will mature on August 30, 2006. Under the credit facility, the lenders have a security interest in substantially all of the Company’s assets.

At September 30, 2002, outstanding debt under the new credit facility was $138.9 million, including the balance on the revolving line of credit of $40.0 million, bearing interest at 4.95%. Under the terms of the new credit facility, the Company must apply at least half of the net proceeds obtained from any public offering of its equity securities to the repayment of the debt. Also, under the new credit facility, the Company is required to apply all of the proceeds from the sale of its applied sciences practice group to reduce the outstanding debt.

PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Glenn R. Baker, President of the Company’s applied sciences practice group, owns a one-third partnership interest in SEA Properties and 50% of the capital stock of GBDG, Ltd. S.E.A., Inc., a wholly-owned subsidiary of the Company, leases two properties from SEA Properties and GBDG, Ltd. for an aggregate annual rent of $485,654. In 2001, pursuant to the provisions of these leases, the Company paid an aggregate of $109,743 for real estate taxes and utilities related to the leased facilities. Both leases expire on August 31, 2008. In connection with the Company’s acquisition of S.E.A., Inc. in 1998, the Company agreed to assume these leases and to pay rent and other related expenses at fair market value. Management of the Company believes that these lease agreements are on terms at least as favorable to the Company as those that could have been obtained from unaffiliated third parties. As discussed in Note 2 to the Consolidated Financial Statements, in July 2002, the Company committed to a plan to sell its applied sciences practice group.

PART IV

ITEM 14. EX HIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS, EXHIBITS AND SCHEDULES

1. FINANCIAL STATEMENTS (See Item 8 hereof.)

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000

Consolidated Statements of Income for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts

All schedules, other than those outlined below, are omitted as the information is not required or is otherwise furnished.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FTI Consulting, Inc. and Subsidiaries
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E

		Additions
Description	Balance at Beginning of Period (3)	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period (3)

YEAR ENDED DECEMBER 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	1,608	2,277			2,115	(1)	1,770

YEAR ENDED DECEMBER 31, 2000:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	1,991	1,255	9	(2)	1,647	(1)	1,608

YEAR ENDED DECEMBER 31, 1999:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	2,277	394	680	(2)			1,991

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Allowance recorded for acquisitions.
(3)	Amounts exclude allowances for doubtful accounts associated with receivables held for sale. These amounts were $553 at December 31, 2001, $510 at December 31, 2000 and $234 at December 31, 1999.

3. EXHIBITS

NUMBER	DESCRIPTION

**3.1	Amended and Restated Articles of Incorporation of FTI Consulting, Inc.

+++++3.2	Bylaws of FTI Consulting, Inc., as amended and restated.

***4.2	Specimen Common Stock Certificate

*10.1	1992 Stock Option Plan, as amended

****10.2	1997 Stock Option Plan, as amended

*10.3	Employment Agreement dated as of January 1, 1996, between Forensic Technologies International Corporation and Jack B. Dunn, IV

*10.4	Employment Agreement dated as of January 1, 1996, between Forensic Technologies International Corporation and Joseph R. Reynolds, Jr.

*****10.5	Employee Stock Purchase Plan

+10.6	Stock Purchase Agreement dated as of June 30, 1998, by and among FTI Consulting, Inc., Klick, Kent & Allen, Inc., and the stockholders named therein

++10.7	Stock Purchase Agreement dated as of September 25, 1998, by and among FTI Consulting, Inc., Glenn R. Baker and Dennis A. Guenther

+++10.8	Stock Purchase Agreement dated as of September 17, 1998, by and among FTI Consulting, Inc., Kahn Consulting, Inc., KCI Management Corp., and the stockholders named therein

++++10.9	LLC Membership Interests Purchase Agreement dated as of January 31, 2000, by and among FTI Consulting, Inc., and Michael Policano and Robert Manzo (schedules and exhibits omitted)

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

+++++10.13	Credit Agreement dated as of December 22, 2000, among FTI Consulting, Inc. and the lenders and agents named therein (schedules and exhibits omitted).

+++++10.14	First Amendment to Credit Agreement dated as of February 23, 2001, between FTI Consulting, Inc. and the lenders agents named therein.

10.15	Lease Agreement dated as of September 25, 1998, by and between GBDG, Ltd. and S.E.A., Inc., as amended.

10.16	Lease Agreement dated as of September 25, 1998, by and between SEA Properties and S.E.A., Inc., as amended.

11.0	Computation of Earnings Per Share (included in Note 2 to the Consolidated Financial Statements included in Item 8 herein)

21.0	Schedule of Subsidiaries

23.0	Consent of Ernst & Young LLP

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed as an exhibit to the Company’s Registration Statement on Form SB-1, as amended (File No. 333-2002) and incorporated herein by reference.

**	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 8, 2001 (File No. 333-64050) and incorporated herein by reference.

***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

****	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-32160) and incorporated herein by reference.

*****	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-30357) and incorporated herein by reference.

+	Filed as an exhibit to the Company’s Current Report on Form 8-K filed July 15, 1998, and incorporated herein by reference.

++	Filed as an exhibit to the Company’s Current Report on Form 8-K filed October 13, 1998, and incorporated herein by reference.

+++	Filed as an exhibit to the Company’s Current Report on Form 8-K filed October 2, 1998, and incorporated herein by reference.

++++	Filed as an exhibit to the Company’s Current Report on Form 8-K filed February 15, 2000, and incorporated herein by reference.

+++++	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000, and incorporated herein by reference.

(b)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of November 2002.

FTI CONSULTING, INC.

By:	/s/ JACK B. DUNN, IV
Name: Jack B. Dunn, IV Title: Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Jack B. Dunn, IV, certify that:

1. I have reviewed this annual report on Form 10-K/A of FTI Consulting, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 19, 2002

/s/ JACK B. DUNN, IV
Jack B. Dunn, IV Chairman of the Board and Chief Executive Officer (principal executive officer)

I, Theodore I. Pincus, certify that:

1. I have reviewed this annual report on Form 10-K/A of FTI Consulting, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 19, 2002

/s/ THEODORE I. PINCUS
Theodore I. Pincus Executive Vice President, Chief Financial Officer and Secretary (principal financial accounting officer)

EXHIBIT INDEX

Exhibit	Description

10.15	Lease Agreement dated as of September 25, 1998, by and between GBDG, Ltd. and S.E.A., Inc., as amended.

10.16	Lease Agreement dated as of September 25, 1998, by and between SEA Properties and S.E.A., Inc., as amended.

23.0	Consent of Ernst & Young LLP

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).