Form 10-K
period 2002-12-31
FTI CONSULTING INC
filed 2003-03-27
CIK 887936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-1261113 (IRS Employer Identification No.)

900 Bestgate Road, Suite 100, Annapolis, Maryland (Address of Principal Executive Offices)	21401 (Zip Code)

(410) 224-8770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No    ☐

The number of shares of Registrant’s Common Stock outstanding on March 17, 2003 was 27,468,531.

The aggregate market value of voting stock of the Registrant, based upon the closing sales price of the Registrant’s Common Stock on June 28, 2002 was $961,637,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2002

PART I

ITEM 1. BUSINESS

Company Overview

We are one of the largest U.S. providers of turnaround, restructuring, bankruptcy and related consulting services. As discussed more fully in this Annual Report, in July 2002, we committed to a plan to sell our applied sciences practice group, consisting of two separate business components. In January 2003, we sold the LWG, Inc. component. Unless specifically stated to the contrary, the descriptions and statistics presented in this Business section refer only to our continuing operations.

Our highly skilled professionals assist distressed companies in improving their financial position or their creditors or other stakeholders in maximizing recovery of their claims. We quickly analyze and implement an array of strategic alternatives, such as rightsizing infrastructure, improving working capital management, selling non-core assets or business units and restructuring capital. Through our corporate recovery services, we can help financially distressed companies implement their plans by providing interim management teams. Our teams of professionals have extensive experience in crisis management, negotiations of complex mergers, acquisitions and capital restructurings, as well as the liquidation of surplus assets.

We also help clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. We assist with refining issues in litigation and venue selection, and provide fraud investigation and securities litigation assistance. Our trial graphics and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court. Furthermore, we provide forensic accounting and economic consulting services. Our forensic accounting and data mining (sorting through large volumes of data) services help clients to unravel complex financial transactions and reconstruct events from incomplete and/or corrupt data. Our specialized expertise in economic consulting allows us to help clients in valuing assets of all types and entire businesses, as well as intellectual property disputes. Our industry expertise extends to the telecommunications, railroad, energy and electric utility industries. In recent months, we have begun initiatives in the merger and acquisition area and dispute settlement services.

We began operations in 1982 as a consulting firm focused on providing forensic investigation, scientific and trial support services. Beginning in 1998, we further expanded into financial consulting services. We achieved this expansion through two acquisitions in 1998 and one acquisition in 2000 and through our internal growth initiatives. Through a combination of organic growth and acquisitions, we have become one of the largest U.S. providers of turnaround, restructuring, bankruptcy and related consulting services. Our revenues from continuing operations have grown from $32.2 million in 1997 to $224.1 million in 2002, at a compounded annual growth rate of nearly 40%. Revenues for 2002 includes four months of revenue from our August 2002 acquisition of the U.S. Business Recovery Services division of PricewaterhouseCoopers LLP (“BRS”), but excludes revenue from our applied sciences practice group, which we have announced our intention to sell.

On August 30, 2002, we acquired BRS for $142.0 million in cash and 3,000,000 shares of our common stock valued at $101.9 million. For its fiscal year ended June 30, 2002, BRS had revenues of $179.3 million and operating income of $66.8 million. On a pro forma basis, as adjusted to present BRS as a company separate from PwC, BRS had revenues of $167.2 million and operating income of $40.0 million for the year ended December 31, 2001, and revenues of $109.0 million and operating income of $24.0 million for the eight-month period ended August 30, 2002.

We believe our acquisition of BRS greatly enhances our ability to provide consulting services in the largest and most complex U.S. turnarounds, restructurings and bankruptcies. The BRS professionals have developed a premier practice handling turnarounds, restructurings and bankruptcies of comparable scale and complexity as we have. As a result of the acquisition of BRS, we have added 371 professionals, including the 49 BRS partners we hired, to our pool of talented, experienced professionals. The BRS acquisition also significantly diversifies our client base, including an increase in debtor-side clients to complement our historical strength in serving creditor-side clients. Immediately after the acquisition, we began integrating BRS into our turnaround, restructuring and bankruptcy practice group.

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

We regularly provide our turnaround, restructuring, bankruptcy and related consulting services to the largest banks in the U.S., including Bank of America, N.A., Wachovia Bank, N.A, and JP Morgan Chase Bank. We are involved in many of the largest bankruptcy proceedings and out-of-court restructurings in the U.S. For example, we are currently involved in the bankruptcies of Enron Corp., WorldCom, Inc., US Airways, Inc. and Adelphia Communications Corporation. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs. In 2002, no single client accounted for more than 5% of our revenues from continuing operations.

Our applied sciences practice group offers forensic and scientific investigation services. We intend to sell the entire practice group. In January 2003, we sold the LWG, Inc. component for total consideration of $4.15 million, including a $2.0 million seven-year note. We incurred a loss after taxes of $891,000 in connection with this sale. We expect to complete the sale of the other business component of our applied sciences practice group by the end of 2003. We intend to use the proceeds from the sale to reduce our outstanding debt under our credit facility. However, there is no assurance that we will be able to sell the remaining component of our applied sciences practice group within the stated timeframe or at what price we will be able to sell it. Depending on the sale price and the tax structure of the transaction, the amount realized after taxes from the sale may be less than the carrying value.

Industry Overview

Participants in our industry provide a broad range of financial consulting services to companies facing adverse circumstances or their creditors or other stakeholders. These services include turnaround, restructuring, bankruptcy, forensic accounting and trial support services. We believe demand for services in our industry will continue to be strong, driven by a number of current and anticipated trends, including:

•	high debt default rates and ongoing bankruptcy filings;

•	continuing use of debt for corporate financings;

•	competitive and regulatory complexity faced by a wide range of businesses;

•	the current wave of corporate reform legislation that encourages, and in some cases, requires the use of outside financial consultants; and

•	need for objective, independent expertise for critical, business processes.

We believe that our reputation, national scale and large staff of highly qualified professionals position us well to capitalize on the trends driving the growth in our industry.

Trends in Debt Default Rates. We believe that corporate debt default levels are important indicators of the potential need for turnaround, restructuring, bankruptcy and related consulting services. The current economic environment provides significant opportunity to companies capable of providing these services.

According to Moody’s Investor Service, 186 corporate issuers of debt rated either investment grade or speculative grade by Moody’s defaulted on $106 billion of debt in 2001, compared to $33.4 billion in 2000. In 2001, Moody’s also estimated that the dollar volume of the ten largest debt defaults exceeded the total dollar volume of all Moody’s-rated defaults in 2000. In 2001, Moody’s rating downgrades exceeded its upgrades by an almost two-to-one margin.

For the first half of 2002, Moody’s reported that 89 issuers of corporate bond debt rated either investment grade or speculative grade by it defaulted on $76.7 billion of that debt. This represents a 64% increase in the dollar volume of defaulted debt from the first half of 2001. In the second quarter of 2002 alone, 42 issuers of Moody’s-rated corporate bond debt defaulted on $42.6 billion in debt, representing approximately twice the defaulted amount as the first quarter of 2001. Moody’s reported second quarter 2002 global default rates for speculative grade debt (also known as “junk bonds”) at 10.3%, consistent with default rates seen in other periods of economic distress over the past 30 years, including 2001 (10.2%), 1991 (10.5%), 1990 (9.9%) and 1970 (9.2%). In July 2002, Moody’s reported that the second quarter of 2002 was one of the most severe periods of credit deterioration since the Great Depression.

We believe that a high correlation exists between default rates on all corporate debt and the number of bankruptcy filings. According to the FDIC, the year 2001 saw 257 publicly held companies, with more than $260 billion in assets, file for bankruptcy, an increase of 46 percent over the prior year when 176 publicly traded companies filed. This was almost triple the previous record, which had stood for a decade. Thirty-nine of those companies were public companies, each with more than $1 billion of debt; the previous high was the period from 1990-92 when there were 25 with more than $1 billion of debt. In the calendar year 2002, 189 publicly traded companies, with $368 billion of assets, filed for bankruptcy. To put this in perspective, no more than $100 billion in assets had been put into bankruptcy in any one year between 1987 and 2000.

Corporate debt has increased four-fold over the last ten years. While the number of business bankruptcy filings has declined slightly in 2002, the bankruptcies filed have been much larger and have had more significant implications for the economy. Before the Enron bankruptcy filing, the biggest business bankruptcy filing had been Texaco, which was filed in 1987 with assets of $36 billion. Of the 16 largest business bankruptcy filings in the country since 1980, ten have been filed between March 2001 and July 2002. Eight of the ten largest Chapter 11 cases in history (Enron, Global Crossing, Adelphia, Kmart, NTL, WorldCom, UAL, and Conseco) have been filed since December 2001. WorldCom, Inc. (with $107 billion in assets), which sought Chapter 11 protection in July 2002, supplanted Enron Corp. (with $63.4 billion in assets) as the largest bankruptcy proceeding ever filed in the United States. Total business bankruptcies for the years 2001 and 2002 represent approximately $600 billion in liabilities.

While the highly visible and large scale publicly traded company bankruptcies draw the most attention, BankruptcyData.com reported a total of 40,099 total business bankruptcy filings in 2001, less than the 1980 through 2001 annual average of 58,871 business bankruptcy filings. Regardless of prevailing economic conditions, we believe that there will be a substantial number of business bankruptcy filings in any given year.

Continuing Use of Corporate Debt. Although the increased number of debt defaults has generated higher demand for restructuring and restructuring-related services in recent years, we believe demand for these services will remain robust even in periods of general economic recovery. While default rates historically have fluctuated depending upon the state of the economy, the size of the debt market, as measured by the amount of aggregate U.S. corporate debt outstanding, has consistently expanded over the past 30 years, regardless of economic cycles. U.S. and international companies have increasingly relied on debt to finance acquisitions, growth initiatives and working capital requirements. According to the Bond Market Association, the amount of U.S. corporate bond debt outstanding increased from $777 billion in 1985 to $3.8 trillion in 2001, a compounded annual growth rate of 10.4%. The outstanding amount of speculative grade debt consistently increased between 1985 and 2001, from $58 billion to $649 billion, a compounded annual growth rate of 16.3%. Although the default rate may fluctuate from time to time, an increasing aggregate volume of corporate debt suggests that the aggregate volume of corporate debt under default should remain high.

Although debt default rates tend to decline during periods of economic expansion, we believe that economic expansion also facilitates new issuances of speculative grade debt, as investors are generally willing to tolerate higher levels of risk during these periods. We believe that most speculative grade bond defaults take place within the first three years after issuance. As such, we believe that economic expansion periods could ultimately result in an increased volume of debt defaults, increasing demand for turnaround, restructuring, bankruptcy and related consulting services in the future.

Escalating Complexity in the Competitive and Regulatory Environment. We believe that many of the factors driving our industry are non-cyclical. These factors include under-performing companies, ineffective business strategies, highly leveraged capital structures, failed acquisitions and roll-ups, corporate fraud, that often lead to bankruptcies, which in turn lead to scrutiny that often uncovers frauds, the continuing trend in high-stakes litigation and the adverse effect of increased regulation on entire industries. For example, the Sarbanes-Oxley legislation has added a layer of complex regulatory requirements for public companies. Faced with recent enhanced scrutiny by investors and government agencies of financial reporting and corporate governance, in part as a result of this legislation, companies have begun to hire outside professionals to review and analyze their accounting records and financial reporting. We anticipate that ever increasing litigation costs will require businesses to focus on better managing risks and the litigation process, particularly in large, complex, multi-jurisdiction cases and mass tort claims. We believe that recent mandates as a result of the Sarbanes-Oxley legislation, and the emerging trend toward hiring consulting firms unaffiliated with company auditors, represent a fundamental shift in corporate and governmental policy. These trends should directly benefit independent financial consulting service providers in both distress and non-distress oriented projects.

Increasing Need For Independent Expertise. We believe that businesses, their creditors and other institutional stakeholders are increasingly utilizing consulting firms to provide objective,

independent expertise for highly critical business processes. Businesses and financial institutions facing adverse circumstances have a need to access world-class expertise to assist them in implementing tactical operating plans to solve significant business dilemmas. This is particularly true in highly complex and sophisticated areas such as turnarounds, restructurings, bankruptcies and high-stakes legal proceedings.

Business Strategy

We are one of the largest U.S. providers of turnaround, restructuring, bankruptcy and related consulting services. We intend to continue to provide high caliber financial consulting services through our staff of professionals who are able to quickly staff even the most complex assignments. We also intend to anticipate our clients’ needs by expanding the range of consulting services we offer. Success in our marketplace depends primarily on having a reputation for providing quality and timely service and the ability to quickly address and staff very large assignments. The following are the key elements of our business strategy:

•	Maintain High Utilization Rates Among Our Professionals. We carefully manage our growth in order to maintain high utilization rates among all of our professionals rather than intermittently expanding our staff in anticipation of short-term demand. We take a disciplined approach when recruiting additional professionals. Although we maintain enough professionals to staff large, complex assignments, we focus on hiring qualified individuals who meet our selective criteria. High utilization rates allow us to maintain our profitability and make us less vulnerable to temporary declines in our work load.

•	Retain a Critical Mass of Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. We offer each of our professionals significant compensation opportunities, often based on his or her utilization rate, along with a competitive benefits package and the chance to work on challenging engagements.

•	Leverage Our Relationships and Expertise. We work hard to maintain our existing client relationships and develop new ones. We believe that our existing client relationships and our reputation among industry professionals, coupled with our recognized expertise, track record and size, are the most critical elements in a company’s decision to retain us. We have typically received a significant amount of repeat business from our financial institution clients and referrals from our law firm clients. We have been successful in recent years in expanding the range of consulting services we provide to our clients. Moreover, as a result of the BRS acquisition, we have greater capacity to handle simultaneously a number of complex, high-profile matters. By successfully leveraging our reputation, experience and expanded client base, we believe we will obtain a greater number of engagements from both existing and new clients.

•	Expand the Range of Our Financial and Litigation Consulting Services. We believe that a number of factors driving demand for our services are non-cyclical in nature. These factors include the adverse effects of increased regulation and competition on various industries, under-performing companies, ineffective business strategies, highly leveraged capital structures, failed acquisitions, corporate fraud and the ever increasing number of high-stakes lawsuits. While we anticipate that during more prosperous economic times, demand for turnaround, restructuring, bankruptcy and related consulting services will continue, we intend to continue to diversify the range of our financial and litigation consulting services. We have recently diversified our service offerings to include lender and transactional support, dispute settlement, intellectual property consulting and mergers and acquisitions advice. We believe this diversification of our service offerings will better insulate our overall business from changing market conditions.

•	Selectively Acquire Companies to Obtain New Professionals and Capabilities. We have always followed a disciplined approach to acquisitions. Our selective approach has allowed us to acquire businesses on attractive terms. Over the past five years, we have made three significant acquisitions that have greatly enhanced our position in the turnaround, restructuring and bankruptcy market. We will continue to selectively pursue strategic acquisitions of complementary service businesses. This should enable us to expand the range of consulting services we offer our existing client base, expand our staff of expert professionals and add new clients to which we can sell our existing services.

Our Services

Turnaround, Restructuring and Bankruptcy Practice. Our turnaround, restructuring and bankruptcy professionals regularly advise companies and creditors in some of the largest, most complex bankruptcy proceedings and out-of-court restructurings in the U.S. When advising a corporate client, we work with the company’s management to assess the client’s financial condition and viability and structure and implement a business rehabilitation plan to manage the client’s cash flow to at least a break-even point. We also identify any non-essential assets or business units that could be sold to generate cash for the client. Typically, we then assist these clients as they negotiate with their lenders to restructure their debt. If an out-of-court workout appears unlikely, we assess the impact of a bankruptcy filing on the client’s financial condition and operating performance and seek debtor-in-possession financing on the client’s behalf. If the client voluntarily files for bankruptcy or is involuntarily forced into bankruptcy, we assist in managing the entire bankruptcy process, including structuring, negotiating with creditors and implementing the plan of reorganization. We also provide expert testimony in bankruptcy proceedings on such issues as business unit valuation and economic loss.

When we represent creditors, we seek to maximize amounts owed to them by the debtor, whether in an out-of-court workout or bankruptcy. In a workout engagement, we evaluate and monitor the quality and value of the collateral and any other assets available to the creditor, analyze the debtor’s business plan and underlying cash flow projections and assess the adequacy of the debtor’s financial reporting systems. Based on our analysis, we then assess the debtor’s viability and develop and evaluate restructuring plans. If we conclude that an out-of-court workout is not feasible, we assist the creditors in deciding whether to provide debtor-in-possession financing, in working through the bankruptcy process and in structuring and evaluating various reorganization plan alternatives.

To better meet the needs of companies suffering a financial or operating crisis, we also offer corporate recovery services. The experienced professionals in our corporate recovery practice group are able to assume interim senior management roles at companies in crisis. Our professionals can function as a chief executive officer, chief operating officer, chief financial officer or chief recovery officer. Our professionals utilize their seasoned business judgment to reevaluate business strategy and financial forecasts and implement plans to meet financial and operating challenges. Our creative approaches and innovative solutions can create short-term liquidity to stabilize the business and afford the distressed company time to explore its options. Our teams of senior experienced professionals are keenly aware of the sensitive nature of these arrangements and the need to build consensus around a realistic restructuring plan.

Forensic Accounting Practice. Our forensic accounting specialists work with companies faced with fraud and financial disclosure issues. Many of these companies are undergoing restructuring or bankruptcy reorganizations. As perpetrators of fraud become more ingenious, the expertise required to unravel their schemes increases. We have a team of forensic accountants, certified fraud examiners and computer technicians who are experts in discovering and analyzing the most sophisticated ways to circumvent internal financial controls. Our forensic accountants routinely unravel complex transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of recoveries. Our computer technicians utilize sophisticated software tools to analyze and uncover important information from the computer systems used in the frauds. With our advanced search techniques and innovative methods, we are able to uncover valuable information that was considered lost, deleted or hidden.

We also provide asset tracing investigative services. Our forensic accountants and computer experts analyze corporate and personal records and electronic information, conduct interviews and evaluate related financial information to trace the flow of funds and locate assets that may have been misappropriated due to illegal or fraudulent activity. Our financial experts utilize sophisticated software tools, advanced data mining and search techniques as well as databases to conduct asset searches for companies, government agencies and individuals. We have provided investigative services in diverse cases involving misdirected or stolen assets, embezzlements and bank, healthcare, insurance and bankruptcy frauds.

Trial Support Practice. We develop and deliver creative solutions to litigation problems. From the first computer animations used in court to the latest in digital graphic presentations, we have been one of the leaders in providing high-quality, cost-effective methods to prepare for and try cases. Our trial technology professionals have supported clients in the courtroom in some of the largest and most complex civil trials. Through the use of information technology and the Internet, we have demonstrated our ability to help control litigation costs, speed-up the trial process and provide litigants with superior access to data, a key competitive advantage.

We prepare and enhance presentations and expert testimony on complex subjects, such as toxic torts, financial disputes and intellectual property resolutions. We have responded to the increasing demand for document management in cases involving thousands or even millions of pages of depositions, testimony and exhibits by developing document management and exhibit and trial preparation solutions that enable our clients to better focus on preparing for and trying cases. Our range of services for complex litigation matters include visual communication consulting services; graphic exhibit design and production; customized database development and distribution; video deposition capture and transcript linking; management of designated trial exhibits; courtroom survey, design and configuration; on-site technical trial support; trial-specific hardware procurement and tracking; and secure extranet storage and distribution of data, documents, transcripts, videos and exhibits.

We have developed a number of technology-based tools to assist our clients in managing complex litigation. TrialMax®, our comprehensive trial preparation software, enables a litigation team to easily store, annotate and display documents, computer graphics, video clips and digitized depositions in the courtroom. We employ an automated tool for handling trial data regardless of information source or data type. Secure extranet services is our Internet application for clients that are parties to multi-district litigation.

Our Other Financial and Litigation Consulting Practices. We have recently expanded our consulting services to include regulatory, intellectual property, valuation, mergers and acquisitions advisory, lender and transactional support and dispute settlement services. Our statistical and economic experts in our regulatory practice group use a range of tools to help companies evaluate issues such as the economic impact of deregulation on a particular industry, the amount of commercial damages suffered by a business as a result of a tort or a breach of contract or the value of a business or professional practice. We also work with clients to develop business strategy and tactics on an ongoing basis to address these issues. Our specialists advise clients in the telecommunications, energy and transportation industries in antitrust cases, regulatory proceedings, strategic planning and mergers and acquisitions. Our professionals regularly provide expert testimony on damages, rates and prices, merger benefits and valuations.

Our experienced intellectual property professionals provide valuation, damage analysis and expert testimony services. They provide their services to a range of industries, including oil and gas, technology and consumer products. They perform financial analyses of intellectual property in licensing and royalty disputes, antitrust claims and other types of disputes. Our professionals in this group employ industry research, statistical analysis, regression techniques, portfolio analysis and sophisticated financial modeling to support defensible, credible valuation and damage conclusions.

In 2002, we formed FTI Merger & Acquisition Advisors, LLC, a member of NASD and SIPC. Our mergers and acquisitions advisory specialists assist clients in negotiating and structuring business combinations, acquisitions and dispositions of assets, business units or entire businesses. Our lender and transactional support practice group assists lenders and other institutional clients in performing financial due diligence for loans, acquisitions and other transactions.

Our dispute settlement practice group helps our clients mitigate the cost of, or avoid, litigation by evaluating claims and risks. These professionals coordinate business expertise with legal and technical analysis to develop cost-effective settlement strategies and implement mutually beneficial business resolutions.

Our Acquisition of BRS

On August 30, 2002, we completed the acquisition of certain assets and liabilities of BRS. The purchase price for BRS consisted of $142.0 million in cash and 3,000,000 shares of our common stock valued at $101.9 million.

We believe our acquisition of BRS will provide us with many strategic benefits. The combination has enhanced our position as one of the largest U.S. providers of turnaround, restructuring, bankruptcy and related consulting services. On a combined basis, with over 60 senior managing directors and 450 other professionals and support staff, we believe we can continue to increase our market position in this industry. The BRS acquisition solidifies our national presence and broadens the platform from which we can more quickly handle increasingly larger and more complex consulting engagements.

We believe we can successfully integrate BRS into our business. Immediately after the acquisition, BRS began operating as part of our turnaround, restructuring and bankruptcy practice group. We have already integrated the BRS operations into our billing and operations systems. This has allowed our management team to instantly monitor the operating performance of the acquired business at very detailed levels. We have entered into a one-year transition services agreement with PricewaterhouseCoopers LLP (“PwC”) to provide various infrastructure-related services. PwC has agreed to provide us with information technology and other services as well as office space while we fully integrate all aspects of BRS’ operations into our business. PwC is providing these transition services to us on the same allocated cost basis as it did when BRS was part of PwC.

We made offers to 49 BRS partners, all of whom agreed to work for us as senior managing directors. Each has entered into a four-year employment agreement with us. When they withdrew as partners of PwC, 47 of them received shares of our common stock from PwC. These partners received a total of about approximately 1.2 million shares of our common stock and then agreed with us to restrict the transfer of 40% of their shares. All restricted shares are non-transferable for two years. After the second anniversary of the closing of the BRS acquisition, one-half of these restricted shares become unrestricted, and on the fourth anniversary, the remaining shares also become unrestricted. As an added incentive to remain with us, we granted the BRS partners contractual protection against a decline in the value of their restricted shares during the four-year restricted period if the market price for the shares falls below $28.33 per share. If a BRS partner were to terminate his or her employment with us prior to the expiration of the four-year term of the employment agreement, the restricted period for the remaining restricted shares would be extended to eight years from the date of termination, and these shares would lose their price protection. Nearly all of the BRS partners and selected other executives that joined us also received options to purchase a total of 602,000 shares of our common stock at the fair market value of our common stock on August 30, 2002. These options vest in equal annual installments over three years beginning one year from the closing of the acquisition.

We have entered into a three-year non-competition arrangement with PwC. During the non-competition period, PwC has agreed not to provide restructuring, bankruptcy or insolvency services in the U.S. and to limit the fees it receives for providing its audit clients with debtor-side restructuring services in the U.S. to $12.0 million during the first year of the non-competition period, $15.0 million during the second year and $17.0 million during the third year. PwC also agreed not to market any of its consulting services using the terms “BRS” or “BRS Services.” Our non-competition arrangement with PwC, however, generally permits non-U.S. PwC firms to provide services in the U.S. that are competitive with BRS’ services in cases where the primary engagement is outside of the U.S. or where the provision of work is required by a statutory or fiduciary obligation.

Clients

We have cultivated long-term relationships with many of the premier financial institutions, law firms, private equity firms and other institutions in the U.S. In 2002, we performed work for 865 clients on 2,089 matters, including:

•	364 law firms, 83 of which were rated among the top 100 law firms (based on 2002 U.S. revenues as measured by American Lawyer magazine);

•	415 industrial clients, 125 of which were among the Fortune 500 in 2002; and

•	21 of the 25 largest banks located in the U.S.

In 2002, we believe that over 80% of our business came from existing clients or referrals from existing clients. Our largest client represented less than 5% of our 2002 revenues from continuing operations.

Marketing and Sales

We rely primarily on referrals and our reputation to market our services to new and existing clients since most of our work is repeat work for existing clients or comes from referrals from existing clients or relationships with partners in major law firms or other professionals. Our professionals develop close working relationships with clients and often learn about new business opportunities from their frequent contacts with clients. We anticipate that the BRS partners will enhance our ability to obtain business through referrals, given their reputations and contacts in our industry. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff a new engagement. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them.

We do not rely on sales personnel to market our consulting services, except in our trial support practice group. The trial support practice group has about seventeen full-time sales people.

Competition

The industry in which we operate is highly competitive. Our competitors range from large organizations, such as the national accounting firms and the large management consulting companies that offer a broad range of consulting services, to small firms and independent contractors that provide one specialized service. Competitive factors for our services include reputation, size, ability to immediately staff a substantial engagement, performance record, quality of work, range of services provided and existing client relationships. To a lesser extent, we also compete on price, but the critical nature of our services typically reduces price to a secondary consideration.

Some national service providers are larger than we are and, on any given engagement, may have a competitive advantage over us with respect to one or more competitive factors. The smaller local or regional firms, while not offering the range of services we provide, often are able to provide the lowest price on a specific engagement because of their lower overhead costs and proximity to the engagement.

Human Resources

At December 31, 2002, we had 769 employees, excluding the 294 employees in our applied sciences practice group. We also maintain consulting arrangements with about 2,300 independent consultants. Most of our professionals have many years of experience in their field of practice, and many are well recognized for their expertise and experience.

Available Information

Our Internet website is www.fticonsulting.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file with or furnish such materials with the SEC. We also make available on our website our Corporate Governance Guidelines, Policy on Ethics and Business Conduct, charters for the Audit, Compensation and Nominating and Corporate Governance committees of our Board of Directors and other corporate governance documents.

Business Risks

If we fail to retain our qualified professionals or hire additional qualified professionals, our future growth and financial performance may suffer.

Our business involves the delivery of professional turnaround, restructuring, bankruptcy and related consulting services. In the consulting business, professional acumen is a critical element of a company’s ability to deliver high quality professional services. Our professionals have highly specialized skills. Our continued success depends upon our ability to retain and expand our staff of professionals who have reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining the highly qualified professionals we must have to continue our service offerings. We cannot assure you that we will be able to retain our existing professionals or that in the future we will be able to attract and retain enough qualified professionals to maintain or expand our business. Moreover, competition for retaining or hiring qualified professionals could increase our costs of labor, a trend, which could harm our margins and results of operations.

Our profitability will suffer if we are not able to maintain our utilization and pricing rates.

We calculate the utilization rate for our professional staff by dividing the number of hours all of our professionals charged our clients during a year by the total available working hours for all of our professionals assuming a 40-hour work week and a 52-week year. The hourly rates we charge our clients for our services and the number of hours our professionals are able to charge our clients for our services are affected by the level of expertise and experience of the professionals working on a particular engagement and, to a lesser extent, the pricing and staffing policies of our competitors. If we fail to maintain an appropriate utilization rate for our professionals and maintain or increase the hourly rates we charge our clients for our services, our profitability will suffer.

We rely heavily on our senior management team and practice group leaders for the success of our business.

We rely heavily upon our senior management team and practice group leaders to manage our turnaround, restructuring, bankruptcy and related consulting business. Given the highly specialized nature of our services and the scale of our operations, these people must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage a large organization. If one or more members of our senior management team or our practice group leaders leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, and this could harm our business prospects and results of operations.

We face intense competition in our business. If we fail to compete effectively, we may miss new business opportunities or lose existing clients, and our revenues and profitability may decline.

The market for our consulting services is highly competitive. Our competitors range from large organizations, such as the national accounting firms and the large management consulting companies that offer a broad range of consulting services, to small firms and independent contractors that provide one specialized service. Some of our competitors have significantly more financial resources, larger professional staffs and greater brand recognition than we do. We cannot assure you that we will continue to compete successfully for new business opportunities or retain our existing clients. Although, in connection with our acquisition of BRS, we obtained a limited non-competition arrangement from PwC, we cannot assure that PwC will not compete with us in the future.

Any claims involving the quality of our services could harm our overall professional reputation, which could harm our ability to compete for new business opportunities or in hiring qualified professionals.

Many of our engagements involve complex analysis and the exercise of professional judgment. Therefore, we are subject to the risk of professional liability. Often, our engagements involve matters that, if resolved unfavorably, may result in a severe impact on the client’s business, cause the client a substantial monetary loss or prevent the client from pursuing business opportunities. Since our ability to generate new client engagements depends upon our ability to maintain a high degree of client satisfaction as well as our reputation among industry professionals, any claims against us involving the quality of our services may be more damaging than similar claims against businesses in other industries.

Any claim by a client against us could expose us to professional liability in excess of our insurance limits. We maintain a limited amount of liability insurance. The damages and/or expenses resulting from any successful claims against us in excess of our insurance limits would have to be borne directly by us and could seriously harm our profitability and financial resources.

Our clients may terminate our engagements with little or no notice, which may cause us to experience unexpected declines in our profitability.

Much of our business involves large client engagements that we staff with a substantial number of professionals. We typically enter into engagement letters with clients but these letters do not obligate clients to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time. If our clients unexpectedly cancel engagements with us or curtail the scope of our engagements, we may be unable to replace the lost revenues from those engagements and may also be unable to quickly eliminate costs associated with those engagements. Any decrease in revenues without a corresponding reduction in our costs will likely harm our profitability.

Our turnaround, restructuring and bankruptcy practice group has an increased risk of fee nonpayment.

Many of our clients have engaged us because they are experiencing financial distress. We recognize that these clients may not have sufficient funds to continue operations or to pay for our services. Despite requiring clients to pay us retainers before we begin performing services on their behalf, we cannot assure you that these retainers will adequately cover our fees for the services we perform on behalf of these clients. We are not always able to obtain retainers from clients in bankruptcy as the bankruptcy court must approve our retainer for those clients. Even if a bankruptcy court approves our retainer, the court may subsequently require us to return all or a portion of it. Therefore, we face the risk of nonpayment, which can result in write-offs. For the three years ended December 31, 2002, we wrote off a total of $5.9 million of uncollectible fees, not including amounts attributable to our applied sciences practice group. If we were to experience more write-offs than we expect in any period, our results of operations could be harmed.

If the number of debt defaults, bankruptcies or other factors affecting demand for our services declines, our revenues and profitability could suffer.

Our turnaround, restructuring and bankruptcy practice group is our largest practice group. It provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. A number of factors affects demand for this practice group’s services. These include:

•	the level of lending activity and over-leveraging of companies;

•	over-expansion by various businesses;

•	increases in merger and acquisition activity;

•	management problems; and

•	the general decline in the economy in the U.S. during the past several years.

If demand for our restructuring services decreases, our turnaround, restructuring and bankruptcy practice group could suffer a decline in revenues, which would lower our overall profitability. Since most of the clients of turnaround, restructuring and bankruptcy pratice groups are financially distressed, our acquisition of BRS may increase our exposure to the risk of decreased demand for our services.

If we fail to find suitable acquisition candidates, our ability to expand may be curtailed.

We may experience an increased level of competition in our efforts to make acquisitions in the future. As a result, we may be unable to continue to make acquisitions or be forced to pay more for the companies that we are able to acquire. In either case, we may be unable to grow our business as quickly as we have in the past, and our profitability may decline. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity securities or obtaining additional debt financing. We cannot assure you, however, that we will be able to obtain financing when we need it or on terms acceptable to us. If we cannot, we may have to curtail our planned growth and not pursue acquisition opportunities.

We may not manage our growth effectively, and our profitability may suffer.

We have experienced rapid growth in recent years. This rapid expansion of our business may strain our management team, human resources and information systems. Despite our recent growth, we plan to continue evaluating opportunities to acquire other businesses and expanding our business rapidly. We cannot assure you, however, that we can successfully manage the integration of any businesses we may acquire or that they will result in the financial, operational and other benefits that we anticipate. To manage our growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. If we fail to manage our growth effectively, our business, results of operations and financial condition may be harmed.

From time to time we operate with a substantial amount of debt, with variable interest rates.

Our total long-term debt at December 31, 2002, was approximately $97.8 million. We repaid

$49.8 million of this debt with the proceeds of a public offering of our common stock in February 2003 and $2.15 million with the cash proceeds from the sale of our LWG asset disposal group in January 2003. However, we still have $45.9 million in debt after these two transactions and have historically incurred debt to acquire additional business units. Operating with a high amount of leverage could require us to redirect a substantial portion of our cash flow from operations to make payments on our debt. This would reduce the funds available for operations, future business opportunities, capital expenditures, acquisitions and other purposes. It will also limit our flexibility in planning for, or reacting to, changes in our business and our industry. The terms of our debt also require us to meet specified financial covenants. If we fail either to meet these financial requirements or our lenders do not waive them, we will be required to pay fees and penalties. Our lenders could also accelerate the maturity of our debt if we fail to meet these covenants, which would force us to seek alternative financing. If this were to happen, we cannot assure you that we would be able to obtain the additional financing we may need or that it would be on terms favorable to us.

Our debt accrues interest at a variable rate. We have historically reduced our exposure to rising interest rates by entering into interest rate swaps. These historical hedge arrangements may result in us incurring higher interest expenses than we would have incurred without the hedges in place. We could also face the same problem if we were to decide to once again enter into new hedge arrangements. Although a few of these historical hedge arrangements will remain in place on our existing debt, we do not intend to enter into new hedge arrangements for the credit facility we put in place to finance our acquisition of BRS. If interest rates increase, we will need to dedicate more of our cash flow from operations to make payments on our debt.

Our revenues, operating income and cash flows are likely to fluctuate.

We have experienced fluctuating revenues, operating income and cash flow in some prior periods and expect that this may occur from time to time in the future. We may experience future fluctuations in our annual or quarterly revenues and operating income because of the timing of our client assignments, the types of assignments we are working on at different times, hiring trends and decreased productivity because of vacations taken by our professionals. This means our profitability will likely decline if we experience an unexpected variation in the number or timing of client assignments or during the third quarter when substantial numbers of professionals take vacations, which reduces their utilization rates. We may also experience future fluctuations in our cash flows because of the timing of the payment of incentive compensation to our professionals, which we generally pay during the first quarter of each year. Also, the timing of any future acquisitions and the cost of integrating them may cause fluctuations in our operating results.

Risks Related to Our Acquisition of BRS

A significant portion of BRS’ revenues results from relationships with clients and industry professionals maintained by a small number of our key professionals. The loss of one or more of these key professionals could decrease our revenues and our profitability.

The success of our acquisition of BRS will depend upon our retention of key partners from BRS as our senior managing directors. These key senior managing directors have reputations in the financial services industry for highly specialized skills as well as important relationships with existing clients and industry professionals. Their reputations and relationships are critical to gaining new client engagements, particularly large, complex matters. Our employment agreements with the former BRS partners provide them with various financial incentives to work for us during the four-year employment period. However, they are not obligated to remain with us for all four years or for any other length of time. The loss of one or more of these key senior managing directors could harm the success of our acquisition of BRS.

We cannot assure you that we can continue to successfully integrate BRS into our business.

We completed the acquisition of BRS on August 30, 2002. The BRS acquisition was substantial for us in several respects, including its potential contribution to our results of operations and the addition of a significant number of professionals and client relationships. We have not previously undertaken an integration process as large as that required by the BRS acquisition. We cannot assure you that we will realize the potential financial, operating or other benefits that we expect from this acquisition. Integrating BRS into our business will require a significant amount of our resources and management time to coordinate our operations and personnel with those of BRS. The process of integrating BRS into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and expansion of our existing business. To the extent that we have miscalculated our ability to integrate and properly manage BRS, we may have difficulty in achieving our operating and strategic objectives.

We have a different system of governance and management from PwC, which could cause some of our key personnel to leave us.

When BRS was a division of PwC, we believe BRS shared many of the management practices and policies that PwC developed to manage its multinational network of firms. We believe our management practices and policies differ from PwC’s. During the transition period while we integrate BRS into our business, it is possible that these different management practices and policies may lead to workplace dissatisfaction on the part of the BRS professionals with our way of conducting business. This may cause some of our key professionals to leave us. The loss of one or more key professionals may harm our business and results of operations.

The benefits BRS enjoyed when it was part of PwC will no longer be available and this could harm the profitability of BRS.

BRS benefited from the name recognition and reputation of PwC and received referrals from other practices within PwC. Now that BRS is separate from PwC, BRS only has a limited ability to market its services by referring to the PwC name. Existing and potential clients and industry professionals may not recognize the new brand under which the professionals of BRS now provide their services. Consequently, we may need to incur substantial marketing expenses to strengthen and develop our brand, which could lower our profits below the levels BRS was historically able to generate. In addition, PwC has no incentive to refer clients to us, especially since PwC may continue to provide a limited amount of the sort of restructuring services performed by BRS. For information on our non-competition arrangement with PwC, see “Business—Our Acquisition of BRS.” The loss of client referrals may harm our expected revenue growth and results of operations and cause the actual profitability of the acquired business to differ materially from our expectations and the expectations of the investing public. A failure to meet these expectations could cause the price our stock to decline.

Conflicts of interest may prevent us from providing services to new and existing clients, which could harm our revenues and results of operations.

Under conflict of interests rules, we generally may not represent both a debtor and its creditors on the same engagement. Accordingly, FTI and BRS together may not be able to accept all the engagements we could have previously accepted as separate entities. Although we have identified six client engagements that have created actual conflicts of interests as a result of our acquisition of BRS, only one of these engagements is a significant engagement for BRS. However, future conflicts of interest may require us to decline new client engagements. Our inability to accept new client engagements as a result of conflicts of interest may harm our revenue growth and results of operations.

ITEM 2. PROPERTIES

We lease our principal corporate facility in Annapolis, Maryland, under a lease that expires in February 2007. This facility contains about 17,000 square feet of space. We also have 15 offices across the U.S., in cities such as New York, Chicago, Houston, Dallas, Los Angeles and Washington, D.C., to support our continuing operations. PwC has agreed that for up to one year after our BRS acquisition, our BRS people may continue to occupy PwC’s offices in New York, Dallas, Los Angeles, Chicago, Atlanta and ten other cities. We are currently negotiating to lease additional facilities to accommodate the addition of the BRS personnel in the cities where they currently work. We intend to relocate them as soon as possible and expect to obtain additional leased facilities on commercially reasonable terms. In addition, we lease 21 offices that are used by our applied sciences practice group, including its headquarters in Columbus, Ohio.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for consideration during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

For the period through August 15, 2001, FTI’s common stock traded on the American Stock Exchange under the symbol “FCN”. On August 16, 2001, FTI’s common stock began trading on the New York Stock Exchange, under the same symbol. The following table sets forth for the periods indicated the high and low closing prices per share for the common stock, as reported on the New York Stock Exchange or the American Stock Exchange, as applicable. These prices have been adjusted to give effect to the 3 for 2 stock split that was paid as a stock dividend to shareholders of record on January 2, 2002:

	High	Low
Year Ended December 31, 2001
First quarter	$8.67	$5.67
Second quarter	$14.53	$8.67
Third quarter	$19.60	$12.83
Fourth quarter	$22.73	$18.40

Year Ended December 31, 2002
First quarter	$32.26	$21.47
Second quarter	$36.30	$29.90
Third quarter	$41.95	$29.01
Fourth quarter	$42.88	$32.75

As of March 11, 2003, the number of record holders of the Company’s common stock was 151 and the Company believes the number of beneficial holders approximates 11,200.

The Company has not declared or paid any cash dividends on the Company’s common stock to date and does not anticipate paying any cash dividends on its shares of common stock in the foreseeable future because it intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Further, the Company’s credit facility restricts the Company’s ability to pay dividends.

On March 17, 2003, the Board of Directors approved a three-for-two split of its common stock payable in the form of a stock dividend. The stock split is subject to shareholder approval of an increase in the Company’s authorized capital from 45 million to 75 million shares at the Company’s annual meeting on May 21, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 2002, are derived from the Company’s consolidated financial statements. The consolidated financial statements for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, were audited by Ernst & Young LLP. The data below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2002(1)	2001	2000(2)	1999	1998(3)
	(in thousands, except per share data)
Revenues	$224,113	$122,317	$95,532	$48,914	$35,771
Direct cost of revenues	108,104	59,074	48,979	25,600	19,752
Selling, general and administrative expenses	51,647	33,085	23,920	16,532	12,895
Amortization of goodwill and other intangible assets	1,033	4,235	3,942	1,554	681

Total costs and expenses	160,784	96,394	76,841	43,686	33,328

Operating income	63,329	25,923	18,691	5,228	2,443
Net interest expense	(4,717)	(4,356)	(10,771)	(4,014)	(1,163)

Income from continuing operations, before income taxes and extraordinary item	58,612	21,567	7,920	1,214	1,280
Income taxes	23,704	8,621	3,262	402	583

Income from continuing operations before extraordinary item	34,908	12,946	4,658	812	697

Discontinued operations:
Income from operations of discontinued operations	5,343	6,347	5,951	4,088	3,242
Income taxes	2,198	2,824	2,655	1,909	1,371

Income from discontinued operations	3,145	3,523	3,296	2,179	1,871
Loss on disposal of discontinued operations, net of tax benefit of $607 in 2002	(891)	—	—	—	—

Income before extraordinary item	37,162	16,469	7,954	2,991	2,568

Extraordinary loss on early extinguishment of debt, net of income taxes of $3,078	—	—	5,393	—	—

Net income	$37,162	$16,469	$2,561	$2,991	$2,568

	Year ended December 31,
	2002(1)	2001	2000(2)	1999	1998(3)
	(in thousands, except per share data)
Earnings per Share:
Income from continuing operations before extraordinary item per common share, basic	$1.63	$0.72	$0.44	$0.11	$0.10
Earnings per common share, basic	$1.74	$0.92	$0.24	$0.41	$0.36
Income from continuing operations before extraordinary item per common share, diluted	$1.53	$0.66	$0.39	$0.11	$0.09
Earnings per common share, diluted	$1.63	$0.84	$0.21	$0.39	$0.34
Weighted average shares outstanding, basic	21,354	17,841	10,612	7,308	7,088
Weighted average shares outstanding, diluted	22,798	19,631	11,988	7,543	7,615

	December 31
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$9,906	$12,856	$3,235	$5,046	$3,223
Working capital	13,778	28,766	20,163	19,233	9,071
Total assets	430,531	159,098	149,246	84,840	80,280
Long-term debt	97,833	28,166	60,500	42,727	46,280
Total stockholder’s equity	267,975	105,136	68,624	30,252	25,594

(1)	On January 2, 2002, we acquired Technology & Financial Consulting, Inc. and on August 30, 2002, we acquired the U.S. Business Recovery Services division of PricewaterhouseCoopers, LLP, in business combinations accounted for as purchases.
(2)	Effective January 31, 2000, we acquired Policano & Manzo, L.L.C., in a business combination accounted for as a purchase.
(3)	In June 1998, we acquired Klick, Kent & Allen, Inc. In September 1998, we acquired S.E.A., Inc., Kahn Consulting, Inc., and KCI Management Corp. These business combinations were accounted for as purchases.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest U.S. providers of turnaround, restructuring, bankruptcy and related consulting services. Our highly skilled professionals assist distressed companies in improving their financial position, or their creditors or other stakeholders in maximizing recovery of their claims. We also provide other consulting services such as corporate recovery, forensic accounting, fraud investigation and asset tracing, regulatory, intellectual property and mergers and acquisitions advisory services. Our trial support practice group advises clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial.

In July 2002, we committed to a plan to sell our applied sciences practice group, which offers a broad range of forensic engineering and scientific investigation services. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of our applied sciences practice group are treated as discontinued operations. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations. We have included in Note 2 – Pending Sale of Applied Sciences Practice Group to the Consolidated Financial Statements a more comprehensive discussion about our discontinued operations.

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. In 2002, our direct costs were 48.2% of revenues, consistent with our long-term goal of 50.0% and an improvement from 48.3% in 2001 and 51.3% in 2000.

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, corporate overhead expenses and depreciation and amortization of property and equipment. In 2002, selling, general and administrative expenses, including depreciation and amortization of property and equipment, accounted for about 23.0% of our revenues, a substantial reduction from the 27.0% of revenues realized in 2001 and 25.0% in 2000. The primary reason for this relative decline is that the majority of our growth in revenues has been in our financial consulting practice groups which have lower ratios of selling, general and administrative expenses than our trial support practice groups. Our corporate overhead costs, which are included in selling, general and administrative expenses, represented about 6.8% of revenues in 2002, 8.6% in 2001 and 8.1% in 2000. The relative decline in our corporate overhead costs reflects the increased leverage of our overhead and corporate support services in relation to our increased revenue base.

We had goodwill related to our continuing operations of about $299.2 million at December 31, 2002 that we recorded principally from business combinations that we completed in the last five years, including $219.7 million related to our acquisition of BRS and $3.7 million related to our acquisition of Technology & Financial Consulting, Inc. (TFC), both during 2002. This goodwill represented about 69.5% of our total assets at December 31, 2002. As of January 1, 2002, we no longer amortize this goodwill, but rather make at least annual assessments of impairment. Our applied sciences practice group had goodwill of approximately $13.2 million at December 31, 2002, which is included in long-term assets of discontinued operations in the consolidated balance sheets.

Recent Developments

Acquisition of BRS

On August 30, 2002, we acquired BRS for $142.0 million in cash and 3,000,000 shares of our common stock valued at $101.9 million. On a pro forma basis, as adjusted to present BRS as a company separate from PwC, BRS had revenues of $167.2 million and operating income of $40.0 million for the year ended December 31, 2001, and revenues of $109.0 million and operating income of $24.0 million for the eight-month period ended August 30, 2002.

Pending Sale of Our Applied Sciences Practice Group

In July 2002, we committed to a plan to sell our applied sciences practice group, consisting of two separate business components or asset disposal groups, L.W.G., Inc. and S.E.A., Inc. Prior to September 1, 2002, these two business components comprised our applied sciences reporting segment. In January 2003, we sold the LWG asset disposal group for total consideration of $4.15 million, consisting of cash of $2.15 million and a seven-year note in the amount of $2.0 million. An after-tax loss of approximately $891,000 was recorded in the accompanying financial statements to present the LWG asset disposal group at its fair value less cost to sell. The remaining SEA asset disposal group is available for immediate sale in its present condition, subject only to the terms that are usual and customary for sales of such asset disposal groups. An active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated.

The sale of the SEA asset disposal group is considered probable and is expected to be completed by the end of 2003. Actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. The assets comprising the SEA asset disposal group are measured at the lower of their carrying amount or estimated fair value less cost to sell. Property and equipment held for sale are no longer being amortized. We currently expect to recover the carrying value of the assets of the SEA disposal group, which was $18.0 million at December 31, 2002. However, it is reasonably possible that the ultimate amount realized from the sale may be less than the carrying value. Depending on the sale price and the tax structure of the transaction, the amount realized after taxes from the sale may be less than the carrying value.

Because the operations and cash flows of the applied sciences practice group will be eliminated from our future operations as a result of the pending disposal transaction, and because we will not have any significant continuing involvement in the held for sale operations after the disposal transactions, the results of the applied sciences practice group’s operations are reported for all periods presented as a separate component of income, net of income taxes.

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill. We have remaining goodwill from continuing operations of about $299.2 million at December 31, 2002 that we recorded for business combinations that we completed principally in the last five years. In prior years, this goodwill was amortized over 20 to 25 year periods and resulted in amortization expense approximating $4.2 million in 2001. As of January 1, 2002, we adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to at least annual impairment tests in accordance with the Statement. Accordingly, we no longer amortize this goodwill, but rather make at least annual assessments of impairment. During the second quarter of 2002, we completed the transitional impairment tests required by Statement 142 for this goodwill as of January 1, 2002. No impairment of goodwill was identified as a result of these tests. In the future, we will be making impairment tests during the fourth quarter of each year. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with this goodwill. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill to its estimated implied fair value. In December 2002, we wrote down $1.2 million of goodwill related to the LWG asset disposal group to reflect the net assets of this disposal group at their fair value less cost to sell. The LWG asset disposal group was sold in January 2003.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. We will adopt Statement 145 in January 2003, and upon adoption, we will report as other expenses any extraordinary losses that we incur upon the extinguishment of our debt. In addition, when we present for comparative purposes financial statements issued prior to December 31, 2002, we will reclassify to other expenses any extraordinary losses that we recorded upon the early extinguishment of debt in those periods. In 2000, we reported a $5.4 million loss from the early extinguishment of certain debt. Upon the sale of the SEA asset disposal group, our agreement with our bank lending group requires the cash proceeds to be used to retire portions of our debt. Also, in February 2003, we completed the public offering of approximately 2.7 million shares of our common stock for $100.6 million cash (less approximately $1.0 million of offering costs). In accordance with our credit agreement, we used half the proceeds from the stock offering to retire portions of our long-term debt. In February 2003, we wrote-off $499,000 of deferred bank financing fees in connection with the early debt retirement related to the public offering and we estimate that we will write-off up to approximately $400,000 of deferred bank financing fees upon the sale of the SEA asset disposal group, depending upon the sales price and payment terms. In accordance with Statement 145, we will record these charges as other expense in the statement of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 supersedes EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Statement 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect that our adoption of Statement 146 will have a material effect on our reported results of operations and financial position.

Recent Acquisitions

We have made three acquisitions since the beginning of 2000, each of which was treated as a purchase business combination for accounting purposes:

Company	Date Acquired	Purchase Price	Goodwill and Other Intangibles Recorded	Sources of Cash Financing	Services
	(in table, dollars in millions)
U.S. BRS division of PwC	Aug. 2002	$243.9, in cash and stock(1)	$224.8	Bank financing and our available cash	Turnaround, restructuring and bankruptcy consulting
Technology & Financial Consulting, Inc.	Jan. 2002	$4.3, in cash and stock(2)	$3.7	Available cash	Intellectual property consulting
Policano & Manzo, L.L.C.	Feb. 2000	$54.9, in cash and stock(3)	$52.3	Bank financing and our available cash	Turnaround, restructuring and bankruptcy consulting

(1)	The purchase price consisted of $23.0 million of available cash, incurred debt of $119.0 million and 3,000,000 shares of common stock valued at $101.9 million.

(2)	The purchase price consisted of $3.3 million of available cash, and 46,216 shares of common stock valued at $1.0 million.

(3)	The purchase price consisted of $1.9 million of available cash, incurred debt of $47.5 million and 1,222,000 shares of common stock valued at $5.5 million.

Results of Continuing Operations

Years Ended December 31, 2002, 2001 and 2000

Revenues. Revenues from continuing operations for the year ended December 31, 2002 increased 83.2% to $224.1 million compared with $122.3 million in 2001. The greatest growth was in our bankruptcy and restructuring practice groups, which includes the August 2002 acquisition of BRS, in addition to our organic growth. Our forensic consulting practices also experienced significant growth in revenue, principally attributable to our ability to recruit seasoned financial professionals to meet the continued strong demand for our consulting services, as well as the acquisition of TFC at the beginning of the year. Our trial support practice groups revenue also grew during 2002, although at a more modest rate. The number of our professional employees at December 31, 2002 grew 246.3% from December 31, 2001. Of this growth, 55.9% occurred as a result of organic growth and the development of new practice areas, and the remainder as a result of the acquisitions of BRS and TFC. During the first quarter of 2002, we also raised our professional rates by an average of 8%. The new practice areas we added during the year have contributed to the revenues and operating income during the year.

Revenues in 2001 increased 28.0% when compared to 2000, primarily through organic growth. The 2000 revenue growth was principally the result of our acquisition of Policano & Manzo, LLC (“P&M”) in early 2000 and the successful integration of its financial professionals into our existing practices.

Direct Cost of Revenues. Direct cost of revenues of our continuing operations was 48.2% of our total revenues in 2002, 48.3% in 2001 and 51.3% in 2000. The improvement in 2002 and 2001 resulted primarily from the relative growth of our turnaround, restructuring and bankruptcy practice area, which has higher gross margins than our other practice areas.

Selling, General and Administrative Expenses. As a percent of our total revenues, these expenses, which include depreciation and amortization of property and equipment, were 23.0% in 2002, 27.0% in 2001 and 25.0% in 2000. This decline in 2002 was primarily the result of the growth in our turnaround, restructuring and bankruptcy services, which have a lower selling and general administrative expense as a percent of revenues than our other practice areas. The increase in 2001 was the result of costs incurred to open larger offices in several major cities, including New York and Washington, DC.

Amortization of Goodwill and Other Intangible Assets. As required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we no longer amortize goodwill, beginning January 1, 2002. Amortization of goodwill of continuing operations was $4.2 million in 2001 and $3.9 million in 2000. In connection with the acquisition of BRS, we recorded approximately $5.1 million of other intangible assets, consisting primarily of client backlog, which are being amortized over their useful lives ranging from 18 to 36 months. We began to amortize these other intangible assets in September 2002, and amortization expense in 2002 was $1.0 million.

Interest Income and Expense, Net. Net interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest rates during 2002 have been lower than in 2001, which rates were lower than in 2000. As a result, interest expense in 2002 was $4.7 million, compared to $4.4 million in 2001 despite our additional borrowings in August 2002 to acquire BRS. Interest expense in 2000 was $10.8 million related to borrowings to acquire P&M, a portion of which was at 17.0% interest. We achieved lower interest rates by refinancing our outstanding debt in late 2000 and experienced declining market interest rates on our revolving credit facility.

Income Taxes. Our effective tax rate for continuing operations in 2002 was 40.4%, compared to 40.0% in 2001 and 41.2% in 2000. We expect our effective tax rate from continuing operations to approximate 40.5% in 2003. See Note 8 of Notes to Consolidated Financial Statements for a reconciliation of the federal statutory rate to our effective tax rates during each of these years, and a summary of the components of our deferred tax assets and liabilities.

Extraordinary Loss on Early Extinguishment of Debt, Net of Income Taxes. As a result of the write-off of unamortized debt discount and deferred financing costs associated with the debt that we refinanced or retired early in 2000, we had a $5.4 million loss on early extinguishment of debt, net of taxes in 2000. We have included in Effect of Recent Accounting Pronouncements a more comprehensive discussion of our accounting for this extraordinary loss.

Liquidity and Capital Resources

During the year ended December 31, 2002, net cash provided by our operations was about $77.6 million as compared to about $35.4 million for 2001 and $15.6 million in 2000. We continue to finance operations and capital expenditures solely through cash flows from operations. Cash flows from operations have improved year-over-year since 2000 primarily due to increases in net income. During 2002, this increase occurred primarily because our total revenues from continuing operations increased by 83.2%, while our direct cost of revenues and our selling, general and administrative expenses declined as a percentage of revenues to 71.3% (from 75.3% in 2001). Additionally, we realized a $12.8 million income tax benefit from stock option exercises that further increased our cash flows from operations during 2002. The income tax benefit from stock option exercises was $8.1 million in 2001 and $34,000 in 2000.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. Changes in these balances are affected by the timing of billings and collections of receivables as well as payments for compensation arrangements. During 2002, changes in operating assets and liabilities increased cash flows from operations by $15.9 million. This was primarily because our accrued compensation expenses increased by $11.6 million and billed and unbilled accounts receivables declined by $7.7 million when compared to the prior year. A substantial portion of total compensation for our professional employees is in the form of incentive compensation, which is normally paid after year-end. Our average collection period in 2002 declined when compared to 2001, primarily because of retainers paid by clients prior to the performance of our services. Our customary collection terms range from 30 to 60 days for all of our clients.

During 2002, we spent $8.8 million for net additions to property and equipment, primarily for expansion of one of our major offices and investments in technology and equipment for our new practice areas, including approximately $2.0 million related to the integration of BRS. This trend in investing activities, after giving effect to the recent acquisition of BRS, is in line with our historical net additions to property and equipment of $4.4 million in 2001, and $6.6 million in 2000. In 2003, we expect to spend approximately $10.0 million for property and equipment additions, including $4.0 million related to the integration of BRS. We had no material outstanding purchase commitments at December 31, 2002.

Our investment activities during 2002 included the acquisition of two businesses. We paid $3.3 million in cash as part of the purchase price to acquire TFC, which provides intellectual property consulting services. We paid $142.0 million in cash as part of the purchase price to acquire BRS.

Our financing activities in all periods have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock and exercises of warrants and stock options. Our long-term debt arrangements have principally been obtained to provide financing for our acquisitions of businesses, particularly BRS in 2002 and Policano & Manzo, LLC in 2000. We borrowed $119.0 million in the third quarter of 2002 to acquire BRS and during the year we repaid $49.3 million in debt. At December 31, 2002, we had availability under our revolving line of credit of $100.0 million.

On August 30, 2002, we terminated our previous credit facility and entered into the new credit facility in connection with our acquisition of BRS. The new credit facility consisted of our then existing term loan for $26.0 million, a new term loan for $74.0 million and a new revolving credit facility for $100.0 million. On September 30, 2002 and December 31, 2002, we repaid $1.1 million of the $26.0 million term loan. Our debt under the credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. If not prepaid, our $23.8 million term loan will mature on December 1, 2005, and our $74.0 million term loan will mature on August 30, 2006. Under the credit facility, we have granted the lenders a security interest in substantially all of our assets. At December 31, 2002, we had outstanding aggregate debt under the credit facility of $97.8 million, bearing interest at 4.91% per annum. We will not be subject to any penalties for early payment of the debt under the credit facility. Under the provisions of the credit facility, we must apply at least half of the net proceeds that we obtain from any public offering of our equity securities to repayment of the debt. In February 2003, we completed the public offering of 2.6 million shares of our common stock for $99.6 million cash. We used half the proceeds of the public offering to reduce our debt. Also, we expect to use cash flows from our operations to further reduce our debt. Assuming we do not make any acquisitions, we expect to repay all amounts under the credit facility by the end of 2003.

During 2002, stock options to purchase 1,210,278 shares of our common stock were exercised and 155,058 shares of our common stock were issued under our employee stock purchase plan. These exercises and issuances generated $22.3 million in cash (including the $12.8 million income tax benefit from the stock option exercises).

We intend to complete the sale of our applied sciences practice group by the end of 2003. Depending on the sale price and the tax structure of the transaction, the amount realized after taxes from the sale may be less than the carrying value. Under the credit facility, we are required to apply all of the proceeds from the sale to reduce our outstanding aggregate debt under the facility.

We expect that cash generated from our operations and cash available under our credit facility will be sufficient to meet our normal operating requirements for the foreseeable future.

Below is a summary of our contractual obligations and commitments at December 31, 2002:

	Payments Due by Period
Contractual Obligations	Total	2003	2004	2005	2006	Thereafter
	(in thousands)
Long-term debt	$97,833	$20,000	$26,417	$30,000	$21,416	$—
Operating leases	30,035	4,971	4,766	4,258	3,477	12,563

Total obligations	$127,868	$24,971	$31,183	$34,258	$24,893	$12,563
Operating leases of discontinued operations	(5,516)	(1,441)	(1,013)	(929)	(820)	(1,313)

Total obligations of continuing operations	$122,352	$23,530	$30,170	$33,329	$24,073	$11,250

As adjusted long-term debt (1)	$45,880	$20,000	$17,213	$8,667	$—	$—
Operating leases from continuing operations	24,519	3,530	3,753	3,329	2,657	11,250

As adjusted total obligations (1)	$70,399	$23,530	$20,966	$11,996	$2,657	$11,250

(1)	We calculated as adjusted information to show the repayment of $2.2 million in debt from the January 2003 sale of the LWG asset disposal group and the repayment of $49.8 million in debt from the February 2003 public offering of our common stock. This information does not give effect to our planned sale of the SEA practice group (which would lower the amount of our debt and the number of leases) or any additional leases we may enter into as we integrate BRS. We intend to relocate BRS as soon as possible and expect to obtain additional leased facilities on commercially reasonable terms.

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results and do not intend to do so. Factors, which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to, the risk factors described elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates on our variable rate debt. We have managed this risk by entering into interest rate swaps. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates. We do not anticipate any material changes to our market risk exposures in 2003.

Interest rate swaps with notional principal amounts of $21.9 million at December 31, 2002 were designated as hedges against a portion of our outstanding debt and were used to convert the interest rate on a portion of our variable rate debt to fixed rates for the life of the swap. Our pay rate on the hedged portion of our debt was 8.87% at December 31, 2002, compared to our receive rate of 4.15%. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income.

ITEM 8. FINANCIAL STATEMENTS

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2002, 2001 and 2000

Report of Independent Auditors

Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTI Consulting, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/    ERNST & YOUNG LLP

Baltimore, Maryland

February 12, 2003

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2002	2001
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$9,906	$12,856
Accounts receivable, less allowance of $6,955 in 2002 and $1,088 in 2001	29,271	12,094
Unbilled receivables, less allowance of $2,061 in 2002 and $682 in 2001	35,576	13,675
Income taxes recoverable	—	1,790
Deferred income taxes	2,364	941
Prepaid expenses and other current assets	3,165	2,069
Current assets of discontinued operations	11,084	12,241

Total current assets	91,366	55,666
Property and equipment:
Furniture, equipment and software	22,588	15,594
Leasehold improvements	4,714	3,863

	27,302	19,457
Accumulated depreciation and amortization	(12,364)	(8,838)

	14,938	10,619
Deferred income taxes	200	150
Goodwill	299,241	75,733
Other intangible assets, net of accumulated amortization of $1,033 in 2002	4,067	—
Other assets	5,799	873
Long-term assets of discontinued operations	14,920	16,057

Total assets	$430,531	$159,098

See accompanying notes

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
	2002	2001
	(dollars in thousands)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,410	$4,788
Accrued compensation expense	25,400	12,536
Income taxes payable	3,534	—
Deferred income taxes	193	130
Current portion of long-term debt	20,000	4,333
Billings in excess of services provided	19,921	4,745
Other current liabilities	466	368
Current liabilities of discontinued operations	664	—

Total current liabilities	77,588	26,900
Long-term debt, less current portion	77,833	23,833
Other long-term liabilities	1,405	1,481
Deferred income taxes	5,730	1,748
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 24,004,292 and 19,590,938 shares issued and outstanding in 2002 and 2001, respectively	240	196
Additional paid-in capital	200,576	75,416
Unearned compensation	(346)	(568)
Retained earnings	68,198	31,036
Accumulated other comprehensive loss	(693)	(944)

Total stockholders’ equity	267,975	105,136

Total liabilities and stockholders’ equity	$430,531	$159,098

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
	2002	2001	2000
	(dollars in thousands)
Revenues	$224,113	$122,317	$95,532
Direct cost of revenues	108,104	59,074	48,979
Selling, general and administrative expenses	51,647	33,085	23,920
Amortization of goodwill and other intangible assets	1,033	4,235	3,942

	160,784	96,394	76,841

Operating income	63,329	25,923	18,691
Other income (expense):
Interest income	155	162	253
Interest expense	(4,872)	(4,518)	(11,024)

	(4,717)	(4,356)	(10,771)

Income from continuing operations, before income taxes and extraordinary item	58,612	21,567	7,920
Income taxes	23,704	8,621	3,262

Income from continuing operations before extraordinary item	34,908	12,946	4,658
Discontinued operations:
Income from operations of discontinued operations	5,343	6,347	5,951
Income taxes	2,198	2,824	2,655

Income from discontinued operations	3,145	3,523	3,296
Loss on disposal of discontinued operations, net of income tax benefit of $607 in 2002	(891)	—	—

Income before extraordinary item	37,162	16,469	7,954
Extraordinary loss on early extinguishment of debt, net of income taxes of $3,078 in 2000	—	—	5,393

Net income	$37,162	$16,469	$2,561

Income from continuing operations before extraordinary item, per common share, basic	$1.63	$0.72	$0.44

Earnings per common share, basic	$1.74	$0.92	$0.24

Income from continuing operations before extraordinary item, per common share, diluted	$1.53	$0.66	$0.39

Earnings per common share, diluted	$1.63	$0.84	$0.21

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(dollars in thousands)
Balance at January 1, 2000	$75	$18,171		$12,006		$30,252
Issuance of warrants to purchase 1,005,606 shares of common stock in connection with debt refinancing		3,714				3,714
Issuance of 1,222,500 shares of common stock for the acquisition of Policano & Manzo, L.L.C.	12	5,489				5,501
Issuance of 906,756 shares of common stock in exchange for debt to sellers of acquired businesses	9	2,674				2,683
Retirement of 492,001 warrants to purchase common stock in connection with debt refinancing		(1,272)				(1,272)
Issuance of 171,856 shares of common stock under Employee Stock Purchase Plan	2	485				487
Exercise of options and warrants to purchase 111,700 shares of common stock, including income tax benefit of $34	1	472				473
Issuance of 6,037,500 shares of common stock for cash, net of offering costs of $2,138	60	24,006				24,066
Issuance of 30,000 shares of restricted common stock		159				159
Net income for 2000				2,561		2,561

Balance at December 31, 2000	159	53,898	—	14,567	—	68,624
Issuance of 174,906 shares of common stock under Employee Stock Purchase Plan	2	1,014				1,016
Exercise of options to purchase 2,498,672 shares of common stock, including income tax benefit of $8,116	25	19,919				19,944
Exercise of warrants to purchase 1,347,082 shares of common stock	13	3,445				3,458
Retirement of 311,515 shares of common stock in connection with warrant exercise	(3)	(3,455)				(3,458)
Issuance of 32,100 shares of restricted common stock		595	(595)			—
Amortization of unearned compensation expense			27			27
Comprehensive Income:
Cumulative effect on prior years of changing to a different method of accounting for interest rate swaps					(348)	(348)
Other comprehensive loss—change in fair value of interest rate swaps					(596)	(596)
Net income for 2001				16,469		16,469

Total comprehensive income						15,526

Balance at December 31, 2001	196	75,416	(568)	31,036	(944)	105,136
Payment for fractional shares		(16)				(16)
Issuance of 155,058 shares of common stock under Employee Stock Purchase Plan	2	3,023				3,025
Issuance of 46,216 shares of common stock as part of purchase price of TFC		1,010				1,010
Issuance of 3,000,000 shares of common stock as part of purchase price of BRS	30	101,850				101,880
Exercise of stock options to purchase 1,210,278 shares of common stock, including tax benefit of $12.8 million	12	19,265				19,277
Issuance of 1,800 shares of restricted common stock		28				28
Amortization of unearned compensation expense			222			222
Comprehensive Income:
Other comprehensive income—change in fair value of interest rate swaps, net of income taxes of $185					251	251
Net income for 2002				37,162		37,162

Total comprehensive income						37,413

Balance at December 31, 2002	$240	$200,576	$(346)	$68,198	$(693)	$267,975

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	Year ended December 31,
	2002	2001	2000
	(dollars in thousands)
Operating activities
Net income	$37,162	$16,469	$2,561
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt, before income taxes	—	—	8,471
Depreciation and other amortization	4,947	3,867	2,769
Amortization of goodwill and other intangible assets	1,033	5,049	4,723
Income tax benefit from stock option exercises	12,754	8,116	34
Provision for doubtful accounts	2,776	205	(116)
Loss on disposal of discontinued operations, net of transaction costs	1,209	—	—
Other	849	449	(111)
Changes in operating assets and liabilities:
Accounts receivable, billed and unbilled	551	(2,093)	(8,199)
Deferred income taxes	2,956	(134)	(254)
Income taxes recoverable/payable	5,324	(473)	(1,253)
Prepaid expenses and other current assets	(985)	(437)	(458)
Accounts payable and accrued expenses	2,851	463	700
Accrued compensation expense	11,581	2,197	4,409
Billings in excess of services provided	(5,349)	1,630	2,567
Other current liabilities	(11)	120	(247)

Net cash provided by operating activities	77,648	35,428	15,596
Investing activities
Purchase of property and equipment	(8,777)	(4,366)	(6,640)
Proceeds from landlord reimbursements and sales of property and equipment	—	1,231	47
Contingent payments to former owners of subsidiaries	(121)	(3,023)	(907)
Acquisition of businesses, including acquisition costs	(145,288)	(211)	(49,404)
Change in other assets	(2,200)	67	246

Net cash used in investing activities	(156,386)	(6,302)	(56,658)
Financing activities
Issuance of common stock and exercise of warrants and options	9,532	12,843	25,151
Borrowings under long-term debt arrangements	119,000	—	151,500
Retirement of detachable stock warrants	—	—	(1,272)
Repayments of long-term debt arrangements	(49,333)	(32,334)	(130,825)
Payment of financing fees and other	(3,411)	(14)	(5,303)

Net cash provided by (used in) financing activities	75,788	(19,505)	39,251

Net increase (decrease) in cash and cash equivalents	(2,950)	9,621	(1,811)
Cash and cash equivalents at beginning of year	12,856	3,235	5,046

Cash and cash equivalents at end of year	$9,906	$12,856	$3,235

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2002

(dollars in tables expressed in thousands, except per share data)

1. Description of Business and Significant Accounting Policies

Basis of Presentation of Financial Statements

Description of Business

FTI Consulting, Inc. and subsidiaries (the “Company” or “FTI”) is a U.S. provider of turnaround, restructuring, bankruptcy and related consulting services. The Company’s highly skilled professionals assist distressed companies in improving their financial position, or their creditors or other stakeholders, in maximizing recovery of their claims. The Company also provides other consulting services such as corporate recovery, forensic accounting, fraud investigation and asset tracing, regulatory, intellectual property, and mergers and acquisition advisory services. The Company’s trial support practice group advises clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. The Company employs approximately 750 employees in 18 locations throughout the United States, excluding the 290 employees within the applied sciences practice group (see Note 2).

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

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method. Furniture and equipment are depreciated over estimated useful lives ranging from three to seven years, and leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in purchase business combinations. Prior to January 1, 2002, goodwill was amortized over periods ranging from 20 to 25 years. Commencing January 1, 2002, goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. (See also Note 1, Impact of Recent Accounting Pronouncements.)

Impairment of Long-Lived Assets Excluding Goodwill

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

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

Stock Options and Stock Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting forStock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted.

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 7. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also periodically issues restricted and unrestricted stock to employees in connection with new hires and performance evaluations. The fair market value on the date of issue of unrestricted stock is immediately charged to compensation expense, and the fair value on the date of issue of restricted stock is charged to compensation expense ratably over the restriction period.

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Year ended December 31
	2002	2001	2000
Net income, as reported	$37,162	$16,469	$2,561
Add: Stock-based employee compensation cost included in net income, net of tax	222	27	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(8,119)	(2,369)	(2,758)

Pro forma net income (loss)	$29,265	$14,127	$(197)

Earnings (loss) per share:
Basic—as reported	$1.74	$0.92	$0.24
Basic—pro forma	$1.37	$0.79	$(0.02)
Diluted—as reported	$1.63	$0.84	$0.21
Diluted—pro forma	$1.22	$0.72	$(0.02)

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

Stock Options and Stock Granted to Employees (continued)

The fair value of the stock-based awards was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The following assumptions were made in computing the fair value of stock-based awards:

	Year ended December 31
	2002	2001	2000
Risk-free interest rate	3.5%	4.5%	5.5%
Dividend yield	0%	0%	0%
Option life	2.59 years	3.38 years	4.0 years
Stock price volatility	63.4% to 68.5%	75.8% to 78.2%	70.0% to 77.9%
Weighted average fair value of granted options	$17.46	$9.40	$2.09

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

As part of managing the exposure to changes in the market interest rates on its variable rate debt, the Company has entered into various interest rate swap transactions with financial institutions acting as the counter-party. To ensure both appropriate use as a hedge and hedge accounting treatment, all swaps entered into are designated according to the hedge objective against a specific debt issue. The notional amounts, rates and maturities of the Company’s interest rate swaps are closely matched to the related terms of hedged debt obligations. None of the Company’s interest rate swaps would result in a significant loss to the Company if a counter-party failed to perform according to the terms of the agreement.

The Company recorded in 2001 a cumulative effect adjustment of $(348,000), net of taxes, to other comprehensive loss in 2001 in accordance with the transition provisions of Statement 133.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

Impact of Recent Accounting Pronouncements—Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment tests at least annually in accordance with the Statement. Other intangible assets with finite lives will continue to be amortized over their useful lives.

The goodwill amortization expense and net income of the Company for the three years ended December 31, 2002 are as follows:

	Year ended December 31,
	2002	2001	2000
Reported net income	$37,162	$16,469	$2,561
Goodwill amortization, net of income taxes	—	2,502	2,270

Adjusted net income	$37,162	$18,971	$4,831

Earnings per common share, basic:
Reported net income	$1.74	$0.92	$0.24
Goodwill amortization, net of income taxes	—	0.14	0.21

Adjusted net income	$1.74	$1.06	$0.46

Earnings per common share, diluted:
Reported net income	$1.63	$0.84	$0.21
Goodwill amortization, net of income taxes	—	0.13	0.19

Adjusted net income	$1.63	$0.97	$0.40

Goodwill amortization included in income from operations of discontinued operations is as follows:

	Year ended December 31,
	2002	2001	2000
Goodwill amortization	$—	$841	$781

During the second quarter of 2002, the Company completed the transitional impairment tests of its recorded goodwill at January 1, 2002. No impairment of goodwill was identified as a result of these tests.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

Impact of Recent Accounting Pronouncements – Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

	As Reported	Less Discontinued Operations	Continuing Operations
Balance as of January 1, 2002	$90,156	$(14,423)	$75,733
Impairment charge attributable to disposal of discontinued operations	(1,209)	1,209	—
Goodwill acquired during the year:
Contingent payments to former owners of subsidiaries	121	—	121
Acquisition of TFC	3,692	—	3,692
Acquisition of BRS	219,695	—	219,695

Balance as of December 31, 2002	$312,455	$(13,214)	$299,241

Impact of Recent Accounting Pronouncements – Accounting for the Impairment or Disposal of Long-Lived Assets

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

Statement 144 does not apply to goodwill and other intangible assets that are not amortized, and retains the Company’s current policy to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset. In July 2002, the Company announced its decision to sell its applied sciences practice group, and in accordance with Statement 144, the Company has restated its December 31, 2001 consolidated balance sheet to segregate the current and non-current assets held for sale of its discontinued operations. The consolidated statements of income for each of the two years in the period ended December 31, 2001 have also been restated to report the results of the applied sciences practice group as a separate component of net income. See Note 2 for additional information.

Impact of Recent Accounting Pronouncements – Reporting Extraordinary Items

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. The Company will adopt Statement 145 in January 2003, and upon adoption, the Company will report as other expenses any extraordinary losses that it incurs upon the extinguishment of debt. In addition, when the Company presents for comparative purposes financial statements issued prior to December 31, 2002, it will reclassify to other expenses any extraordinary losses recorded upon the early extinguishment of debt in those periods. In 2000, the Company reported a $5.4 million loss from the early extinguishment of certain debt.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

Impact of Recent Accounting Pronouncements – Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 supersedes EITF Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Statement 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of Statement 146 is not expected to have a significant effect on the Company’s results of operations and financial position.

Stock Splits

The Company’s board of directors authorized a three-for-two stock split in the form of a stock dividend to be distributed to stockholders of record on January 2, 2002. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

2. Pending Sale of Applied Sciences Practice Group

In July 2002, the Company committed to a plan to sell its applied sciences practice group, consisting of two separate business components, LWG, Inc. (“LWG”) and S.E.A. Inc. (“SEA”). In January 2003, the Company sold the LWG disposal group for total consideration of $4.15 million, consisting of cash of $2.15 million and a note in the amount of $2.0 million. An after-tax loss of approximately $891,000 was recorded as of December 31, 2002 to present the LWG asset disposal group at its fair value less cost to sell. The remaining S.E.A. asset disposal group is available for immediate sale in its present condition, subject only to the terms that are usual and customary for sales of such asset disposal groups. An active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated, and a sale is expected to be completed during 2003. Actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. The assets comprising the applied sciences asset disposal group are measured at the lower of their carrying amount or estimated fair value less cost to sell. The Company currently expects to recover the $18.2 million carrying value of the assets of the S.E.A asset disposal group, however, it is reasonably possible that the ultimate amount realized from the sale may be less than the carrying value.

Assets of the applied sciences practice group held for sale are as follows:

	Total		LWG		SEA
	December 31,		December 31,		December 31,
	2002	2001	2002	2001	2002	2001
Accounts receivable, net	$7,724	$8,341	$1,303	$2,898	$6,421	$5,443
Unbilled receivables, net	3,179	3,224	1,080	778	2,099	2,446
Deferred income taxes	—	384	—	304	—	80
Other current assets	181	292	73	122	108	170

Current assets of discontinued operations	11,084	12,241	2,456	4,102	8,628	8,139

Property and equipment, net	1,546	1,634	237	233	1,309	1,401
Goodwill, net	13,214	14,423	1,884	3,093	11,330	11,330
Other assets	160	—	160	—	—	—

Long-term assets of discontinued operations	14,920	16,057	2,281	3,326	12,630	12,731

Current liabilities of discontinued operations	(664)	—	(664)	—	—	—

Net assets of discontinued operations	$25,340	$28,298	$4,073	$7,428	$21,267	$20,870

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Pending Sale of Applied Sciences Practice Group (continued)

Because the operations and cash flows of the business components comprising the applied sciences practice group will be eliminated from the ongoing operations of the Company as a result of the disposal transaction, and because the Company will not have any significant continuing involvement in the operations after the disposal transactions, the results of the applied sciences practice group’s operations are reported for all periods presented as a separate component of income, net of income taxes. Accordingly, the accompanying statements of income for each of the three years in the period ended December 31, 2002 report the operations of the applied sciences practice group as a discontinued operation.

Summarized operating results of the applied sciences practice group are as follows:

	Year ended December 31,
	2002	2001	2000
Revenue	$45,833	$44,042	$39,232
Income before income taxes	5,343	6,347	5,951
Net income	3,145	3,523	3,296

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	Years Ended December 31,
	2002	2001	2000
Numerator used in basic and diluted earnings per common share:
Income from continuing operations before extraordinary item	$34,908	$12,946	$4,658
Income from operations of discontinued operations, net of income taxes	3,145	3,523	3,296
Loss on disposal of discontinued operations	(891)	—	—
	2,254	3,523	3,296

Extraordinary loss on early extinguishment of debt, net of income taxes	—	—	(5,393)

Net income	$37,162	$16,469	$2,561

Denominator:
Denominator for basic earnings per common share—weighted average shares outstanding	21,354	17,841	10,612
Effect of dilutive securities:
Warrants	—	319	789
Employee stock options	1,444	1,471	587

	1,444	1,790	1,376

Denominator for diluted earnings per common share—weighted average shares outstanding and effect of dilutive securities	22,798	19,631	11,988

Income from continuing operations before extraordinary item,
Basic	$1.63	$0.72	$0.44
Income from operations of discontinued operations net of income taxes, basic	0.11	0.20	0.31
Extraordinary loss on early extinguishment of debt net of income taxes, basic	—	—	(0.51)

Earnings per common share, basic	$1.74	$0.92	$0.24

Income from continuing operations before extraordinary item,
Diluted	$1.53	$0.66	$0.39
Income from operations of discontinued operations net of income taxes, diluted	0.10	0.18	0.27
Extraordinary loss on early extinguishment of debt net of income taxes, diluted			(0.45)

Earnings per common share, diluted	$1.63	$0.84	$0.21

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Supplemental Disclosure of Cash Flow Information

The Company paid interest of $4.1 million, $4.6 million and $10.8 million, and income taxes of $4.5 million, $6.0 million and $4.3 million during fiscal years 2002, 2001 and 2000, respectively.

5. Acquisitions

Domestic Business Recovery Services Division of PwC

On August 30, 2002, the Company acquired the domestic Business Recovery Services division of PricewaterhouseCoopers, LLP (“BRS”) for $142.0 million in cash (including $2.0 million in acquisition related expenses) and 3,000,000 shares of common stock valued at $101.9 million. The fair market value of the common stock was based on the average market price of the shares over the period from two days before to two days after the date the Company entered into the definitive purchase agreement. The Company will be obligated to certain sellers that received 470,464 restricted common shares in the acquisition for additional consideration if the quoted market price of its common stock declines below $28.33 per share at the date the restrictions lapse. The amount of the additional consideration payable is the difference between $28.33 per share and the quoted market price on the date the restrictions lapse.

BRS was a leading provider of bankruptcy, turnaround and business restructuring services to corporations in the United States and had more than 350 people located in 14 offices across the U.S., with significant practices in New York, Dallas, Los Angeles, Chicago and Atlanta. The acquisition of BRS enhances the Company’s ability to provide consulting services in the largest and most complex turnarounds, restructurings and bankruptcies. The BRS acquisition diversifies the Company’s client base, while adding a pool of more than 350 professionals. The Company recorded significant goodwill in the acquisition as a result of the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately.

The Company believes the goodwill recorded as a result of the BRS acquisition will be fully deductible for income tax purposes. The results of operations of BRS are included in the accompanying consolidated financial statements commencing August 31, 2002.

The following combined unaudited pro forma consolidated results of operations of the Company give effect to the acquisition of BRS as if it occurred on January 1, 2001. The results are not necessarily indicative of what would have occurred had this transaction been consummated on January 1, 2001, or of future operations of the Company.

	Year ended December 31,
	2002	2001
Revenue	$333,134	$289,561
Income from continuing operations before income taxes	76,321	62,491
Income per common share from continuing operations, diluted	$1.84	$1.36

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (continued)

Domestic Business Recovery Services Division of PwC (continued)

The acquisition was accounted for using the purchase method of accounting. The Company allocated the cost of the acquisition of BRS to identifiable assets and liabilities based upon their estimated relative fair values. The Company has not finalized the allocation process and therefore the allocation of the purchase price of BRS is preliminary. Many of BRS’ clients and engagements are subject to the jurisdiction of the various bankruptcy courts and trustees throughout the United States. These authorities have substantial influence and control over the ultimate valuation of the services performed by BRS. Many of the BRS client engagements are very complex and the services are performed for entities in financial distress, often with limited resources to pay professional fees. The valuation of the billed and unbilled receivables at the date of acquisition is very complex and the Company has not yet completed its valuation of these accounts. However, the final purchase price allocation is not expected to vary significantly from the preliminary allocation included in the accompanying consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At August 30, 2002
Current assets:
Accounts receivable, net of allowances		$16,943
Unbilled receivables, net of allowances		24,374

		41,317

Estimated intangible assets subject to amortization (estimated two year weighted-average useful life)
Contracts, backlog	4,200
Intellectual property	360
Non-compete agreement	540

		5,100
Goodwill		219,695

Total assets acquired		266,112

Current liabilities:
Accrued compensation		1,709
Billings in excess of services provided		20,529

Total liabilities assumed		22,238

Net assets acquired		$243,874

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Acquisitions (continued)

Technology & Financial Consulting, Inc.

On January 2, 2002, the Company completed the acquisition of all of the outstanding common stock of Technology & Financial Consulting, Inc. (“TFC”). TFC, based in Houston, Texas, provides intellectual property consulting services. As a result of the acquisition, the Company has added a new practice area to its service offerings. The total purchase price was $4.3 million, including cash payments of $3.3 million and common stock valued at $1.0 million. The fair market value of the 46,216 shares of common stock was based on the average market price of the shares over the period from two days before to two days after the date the Company entered into the definitive purchase agreement on December 31, 2001. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, assets with a fair market value of $4.3 million, including $3.7 million of goodwill were acquired and liabilities of $33,000 were assumed. The results of operations of TFC are included in the accompanying consolidated financial statements commencing January 2, 2002.

Policano & Manzo, L.L.C.

Effective January 31, 2000, the Company acquired the membership interests of Policano & Manzo, L.L.C. (“P&M”). P&M, based in Saddle Brook, New Jersey, is a leader in providing bankruptcy and turnaround consulting services to large corporations, money center banks and secured lenders throughout the U.S. The purchase price totaled approximately $54.9 million, consisting of $48.3 million in cash, 1,222,000 shares of common stock valued at $5.5 million and acquisition related expenses of $1.1 million. The acquisition was accounted for using the purchase method of accounting and approximately $52.3 million of goodwill was recorded and was being amortized over its estimated useful life of 20 years. The results of operations of P&M are included in the accompanying consolidated statements of income commencing January 31, 2000.

6. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2002	2001

Amounts due under a $200.0 million long-term credit facility ($80.0 million at December 31, 2001), secured by substantially all of the assets of the Company. The unpaid principal matures in varying amounts through August 30, 2006. The long-term credit facility consist of the following:

Term A, amortizing loan, bearing interest at LIBOR plus variable percentages (4.21% at December 31, 2002)	$23,833	$28,166
Term B, amortizing loan, bearing interest at a base rate (as defined below), plus variable percentages (5.0% at December 31, 2002)	74,000	—
Revolving credit line of $100.0 million at December 31, 2002, and $47.5 million at December 31, 2001	—	—

Total long-term debt	97,833	28,166
Less current portion	(20,000)	(4,333)

Total long-term debt	$77,833	$23,833

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Long-Term Debt (continued)

On August 30, 2002, the Company terminated its previous credit facility and entered into a new credit facility in connection with the acquisition of BRS. The new credit facility consists of a pre-existing term loan of $26.0 million, a new term loan for $74.0 million and a new revolving credit facility for $100.0 million. On September 30, 2002 and December 31, 2002, principal payments of $1.1 million were made on the Term A amortizing loan.

The debt under the new credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. If not prepaid, the $23.8 million Term A loan will mature on December 1, 2005, and the $74.0 million Term B loan and the revolving credit facility will mature on August 30, 2006. Under the credit facility, the lenders have a security interest in substantially all of the Company’s assets.

Aggregate maturities of debt at December 31, 2002 are as follows:

2003	$20,000
2004	26,417
2005	30,000
2006	21,416

Total	$97,833

Under the terms of the new credit facility, the Company must apply at least half of the net proceeds obtained from any public offering of its equity securities to the repayment of the debt. Also, under the new credit facility, the Company is required to apply all of the proceeds from the sale of its applied sciences practice group to reduce the outstanding debt. As discussed in Note 15, Subsequent Event, in February 2003, the Company completed a public offering of its common stock and raised $99.6 million (net of offering costs of approximately $1.0 million), and retired $49.8 million of its long-term debt. Also, as discussed in Note 2, Pending Sale of Applied Sciences Practice Group, in January 2003, the Company sold the LWG asset disposal group and used the $2.15 million cash proceeds to retire additional debt. After these two transactions, total debt was $45.9 million.

The Company has entered into interest rate swap transactions on a portion of the outstanding amortizing term loans. At December 31, 2002, the notional amount of the interest rate swap transactions was $21.9 million. The swap transactions resulted in exchanging floating LIBOR rates for a fixed rate of 6.64%, and expire in 2004. The changes in the fair value of the swaps are recognized in the consolidated financial statements as changes in accumulated other comprehensive income (loss). During 2002, the Company did not recognize a net gain (loss) related to the interest rate swap transactions as there was no ineffective portion of the cash flow hedge nor was there any portion of the hedged instrument excluded from the assessment of hedge effectiveness. During the next twelve months, the Company does not expect to reclassify the effective portion of the cash flow hedge captured in other comprehensive income (loss) as it does not expect a change in the probability assessment regarding the forecasted cash flows generated from the interest rate swap transaction and the related debt obligations.

The Company is required to comply with certain financial and non-financial covenants contained in the revolving credit and term loan agreements. The Company is in compliance with all covenants as stipulated in the agreements. The terms of the credit facility prohibit the payment of dividends without the consent of the lender.

The fair value of long-term debt approximates its carrying value at December 31, 2002, based on an assessment of currently available terms for similar arrangements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stock Option Plans and Employee Stock Purchase Plan

Prior to 1997, the Company granted options to key employees under the 1992 Stock Option Plan. This plan was terminated in 1997 upon the adoption of the 1997 Stock Option Plan. The 1997 Plan, provides for the granting to employees and non-employee directors of qualified and non-qualified options to purchase an aggregate of up to 7,725,000 shares of common stock. Options to purchase common stock may be granted at prices not less than 50% of the fair market value of the common stock at the date of grant, for a term of no more than ten years. Vesting provisions for individual awards are at the discretion of the Board of Directors.

The following table summarizes the option activity under the plans for the three-year period ended December 31, 2002:

	2002	Weighted Avg. Exercise Price	2001	Weighted Avg. Exercise Price	2000	Weighted Avg. Exercise Price
Option outstanding at January 1	3,171,852	$8.09	4,896,193	$4.74	3,027,044	$4.74
Options granted	1,913,590	$34.55	853,331	$17.11	2,013,300	$4.65
Options exercised	(1,210,278)	$4.98	(2,498,672)	$4.69	(96,701)	$3.71
Options forfeited	(3,750)	$6.34	(79,000)	$3.65	(47,450)	$4.69

Options outstanding at December 31	3,871,414	$22.14	3,171,852	$8.09	4,896,193	$4.74

Options exercisable at December 31	1,056,912	$13.93	1,024,352	$5.25	2,655,200	$4.99

All options granted have an exercise price equal to or greater than the quoted market price of the Company’s common stock on the date of grant. Exercise prices for options outstanding as of December 31, 2002, ranged from $2.17 to $45.76 as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 2.17 – $ 6.88	1,064,993	$ 4.58	6.84	479,991	$4.69
$ 7.36 – $29.15	1,289,421	$19.28	8.61	501,921	$18.67
$31.99 – $45.76	1,517,000	$36.71	9.67	75,000	$41.40

	3,871,414	$22.14		1,056,912	$13.93

Employee Stock Purchase Plan

The Company maintains the FTI Consulting, Inc. Employee Stock Purchase Plan. The plan allows eligible employees to purchase shares of common stock at 85% of the lower of the closing price of the Company’s common stock on the first trading day or the last trading day of each semi-annual offering periods. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. During 2002, 155,058 shares were issued under the plan at an average price of $19.53 per share.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities from continuing operations are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Allowance for doubtful accounts	$1,217	$784
Accrued vacation and bonus	523	275
State net operating loss	604	—
Depreciation	200	—
Other	20	32

Total deferred tax assets	2,564	1,091
Deferred tax liabilities:
Gain on sale of fixed assets	292	—
Prepaids	163	—
Goodwill amortization	5,358	1,407
Capitalized software	44	341
Other	66	130

Total deferred tax liabilities	5,923	1,878

Net deferred tax liability	$(3,359)	$(787)

Income tax expense (benefit) from continuing operations before extraordinary item consisted of the following:

	Year ended December 31,
	2002	2001	2000
Current:
Federal	$17,219	$6,749	$2,469
State	3,529	2,006	1,047

	20,748	8,755	3,516
Deferred (benefit):
Federal	2,533	(49)	(145)
State	423	(85)	(109)

	2,956	(134)	(254)

	$23,704	$8,621	$3,262

The Company’s provision for income taxes from continuing operations before extraordinary item resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

	Year ended December 31,
	2002	2001	2000
Expected federal income tax provision	$20,514	$7,548	$2,693
Expenses not deductible for tax purposes	82	74	283
State income taxes, net of federal benefit	3,104	1,076	374
Other	4	(77)	(88)

	$23,704	$8,621	$3,262

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

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following at December 31, 2002:

2003	$4,971
2004	4,766
2005	4,258
2006	3,477
2007	3,087
Thereafter	9,476

Total minimum lease payments	$30,035

Rental expense included in continuing operations consists of the following:

	Year ended December 31,
	2002	2001	2000
Furniture and equipment	$301	$375	$323
Office and storage	7,365	3,586	2,206

	$7,666	$3,961	$2,529

10. Employee Benefit Plans

The Company maintains a qualified defined contribution 401(k) plan, which covers substantially all employees. Under the plan, participants are entitled to make both pre-tax and after-tax contributions. The Company matches a certain percentage of participant contributions pursuant to the terms of the plan, which are limited to a percent of the participant’s eligible compensation. The percentage match is at the discretion of the Board of Directors. The Company made contributions of $1.6 million, $1.1 million and $685,000 during 2002, 2001 and 2000, respectively, related to the plan.

11. Extraordinary Loss

The Company refinanced its debt during the first quarter of 2000 and retired all long-term debt outstanding at February 4, 2000. In connection with this early extinguishment of debt, the Company wrote-off unamortized debt discount and financing fees, incurring an extraordinary loss of $869,000 (net of a $660,000 income tax benefit).

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Extraordinary Loss (continued)

During the fourth quarter of 2000, the Company successfully completed a secondary offering of 6,037,500 shares of common stock. The $24.0 million proceeds, net of offering costs, together with internal cash resources, were used to repay the $30.0 million of subordinated notes. Concurrent with the repayment of the subordinated notes, the Company refinanced its long-term debt to obtain more attractive terms and to reduce interest expense. In connection with the fourth quarter early extinguishment of debt, the Company wrote-off unamortized debt discount and financing fees and pre-payment penalties, resulting in an extraordinary loss of $4.5 million (net of a $2.4 million income tax benefit).

12. Segment Reporting

The Company is a multi-disciplined consulting firm with leading practices in the areas of financial restructuring, litigation consulting and engineering and scientific investigation. Prior to September 1, 2002, the Company was organized into three operating segments: Financial Consulting, Litigation Consulting and Applied Sciences. As a result of the acquisition of the domestic Business Recovery Services division of PricewaterhouseCoopers, LLP in August 2002 (see Note 5) and the decision to sell the applied sciences practice group, the Company is now managing its operations as one segment.

Substantially all revenue and assets are attributed to or located in the United States. The Company does not have a single customer that represents ten percent or more of consolidated revenues for any period presented.

13. Quarterly Financial Data (unaudited)

	Quarter ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$37,907	$39,790	$55,859	$90,557
Operating expenses	28,504	29,280	40,776	62,224

Operating income	9,403	10,510	15,083	28,333
Interest, net	(730)	(601)	(1,251)	(2,135)

Income from continuing operations before income taxes	8,673	9,909	13,832	26,198
Income taxes	3,500	4,001	5,596	10,607

Income from continuing operations	$5,173	$5,908	$8,236	$15,591

Income from continuing operations per common share, basic	$0.26	$0.29	$0.38	$0.66

Income from continuing operations per common share, diluted	$0.24	$0.27	$0.36	$0.62

Weighted average shares outstanding:
Basic	19,783	20,176	21,623	23,787

Diluted	21,353	21,647	23,010	25,130

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Quarterly Financial Data (unaudited) – continued

	Quarter ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$31,265	$31,364	$29,197	$30,491
Operating expenses	24,559	24,584	24,325	22,926

Operating income	6,706	6,780	4,872	7,565
Interest, net	(1,443)	(1,147)	(943)	(823)

Income from continuing operations before income taxes	5,263	5,633	3,929	6,742
Income taxes	2,209	2,295	1,475	2,642

Income from continuing operations	$3,054	$3,338	$2,454	$4,100

Income from continuing operations per common share, basic	$0.19	$0.19	$0.13	$0.21

Income from continuing operations per common share, diluted	$0.17	$0.17	$0.12	$0.20

Weighted average shares outstanding:
Basic	15,933	17,228	18,760	19,397

Diluted	18,051	19,202	20,340	20,827

14. Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

15. Subsequent Event

In February 2003, the Company completed a public offering of its common stock and raised $99.6 million from the sale of 2,661,595 shares of common stock (net of offering costs of $1.0 million). In accordance with the terms of its credit agreement, the Company used 50% of the net proceeds from this offering to retire a portion of its long-term debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required in Part III is omitted from this Report, but is incorporated herein by reference from the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2002 (the “Proxy Statement”), pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information contained in the Proxy Statement under the captions “The Board of Directors”, “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the caption “Executive Officers and Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Proxy Statement under the captions “Stock Ownership” and “Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption “Executive Officers and Compensation—Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the deterioration of the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

AND REPORTS ON FORM 8-K

(a)	FINANCIAL STATEMENTS, EXHIBITS AND SCHEDULES

1.	FINANCIAL STATEMENTS (See Item 8 hereof.)

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001

Consolidated Statements of Income for the years ended December 31, 2002, December 31, 2001 and December 31, 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, December 31, 2001 and December 31, 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, December 31, 2001 and December 31, 2000

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts

All schedules, other than those outlined below, are omitted as the information is not required or is otherwise furnished.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FTI Consulting, Inc. and Subsidiaries

(in thousands)
COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	1,770	2,906	6,396	(2)	2,056	(1)	9,016
YEAR ENDED DECEMBER 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	1,608	1,999			1,837	(1)	1,770
YEAR ENDED DECEMBER 31, 2000:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	1,991	1,626	9	(2)	2,018	(1)	1,608

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Allowance recorded upon acquisitions.

3.	EXHIBITS

NUMBER	DESCRIPTION

2.1

Agreement for the Purchase and Sale of Assets dated as of July 24, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (schedules and exhibits omitted) (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on July 26, 2002, and incorporated herein by reference.)

2.2

LLC Membership Interests Purchase Agreement dated as of January 31, 2000, by and among FTI Consulting, Inc., and Michael Policano and Robert Manzo (schedules and exhibits omitted). (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on February 15, 2000, and incorporated herein by reference.)

3.1

Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed as an exhibit to FTI’s Registration Statement on Form S-8 (File No. 333-64050), and incorporated herein by reference.)

3.2	Bylaws of FTI Consulting, Inc., as amended and restated. (Filed as an exhibit to FTI’s Annual Report on Form 10-K/A for the year ended December 31, 2000, and incorporated herein by reference.)

4.1	Specimen Stock Certificate. (Filed as an exhibit to FTI’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.)

10.1*	1992 Stock Option Plan, as amended. (Filed as an exhibit to FTI’s Registration Statement on Form SB-1, as amended (File No. 333-2002), and incorporated herein by reference.)

10.2*	1997 Stock Option Plan, as amended (Filed as an exhibit to FTI’s definitive proxy statement on Schedule 14A filed with the SEC on April 10, 2002, and incorporated herein by reference.)

10.3*	Employee Stock Purchase Plan, as amended. (Filed as an exhibit to FTI’s definitive proxy statement on Schedule 14A filed with the SEC on April 10, 2002, and incorporated herein by reference.)

10.4*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Jack B. Dunn, IV.

10.5*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Stewart J. Kahn.

10.6*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Theodore I. Pincus.

10.7

Credit Agreement dated as of August 30, 2002, by and among FTI Consulting, Inc. and its subsidiaries named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders and the arranger and book manager named therein. (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on September 13, 2002, and incorporated herein by reference.)

10.8

Pledge Agreement dated as of August 30, 2002, by and among the pledgors named therein and Bank of America, N.A., as Administrative Agent. (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on September 13, 2002, and incorporated herein by reference.)

10.9

Security Agreement dated as of August 30, 2002, by and among the grantors named therein and Bank of America, N.A., as Administrative Agent. (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on September 13, 2002, and incorporated herein by reference.)

10.10

First Amendment dated as of September 20, 2002 to the Credit Agreement dated as of August 30, 2002, by and among FTI Consulting, Inc. and its subsidiaries named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders and the arranger and book manager named therein. (Filed as an exhibit to FTI’s Current Report on Form 8-K/A filed with the SEC on October 9, 2002, and incorporated herein by reference.)

10.11

Second Amendment dated as of January 24, 2003 to the Credit Agreement dated as of August 30, 2002, by and among FTI Consulting, Inc. and its subsidiaries named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders and the arranger and book manager named therein.

10.12

Registration Rights Agreement dated as of August 30, 2002, by and between FTI Consulting, Inc., PricewaterhouseCoopers LLP and the other signatories thereto. (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on September 13, 2002, and incorporated herein by reference.)

10.13

Transition Services Agreement dated as of August 30, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on September 13, 2002, and incorporated herein by reference.)

10.14

Lease Agreement dated as of September 25, 1998, by and between GBDG, Ltd. and S.E.A., Inc., as amended. (Filed as an exhibit to FTI’s Annual Report on Form 10-K/A for the year ended December 31, 2001, and incorporated herein by reference.)

10.15

Lease Agreement dated as of September 25, 1998, by and between SEA Properties and S.E.A., Inc., as amended. (Filed as an exhibit to FTI’s Annual Report on Form 10-K/A for the year ended December 31, 2001, and incorporated herein by reference.)

11.0	Computation of Earnings Per Share (included in Note 3 to the Consolidated Financial Statements included in Item 8 herein).

21.0	Schedule of Subsidiaries.

23.0	Consent of Ernst & Young LLP.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.3	Policy on Disclosure Controls.

99.4	Policy on Ethics and Business Conduct.

99.5	Policy Statement on Inside Information and Insider Trading.

99.6	Policy on Conflicts of Interest.

99.7	Corporate Governance Guidelines.

99.8	Categorical Standards for Director Independence.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b) On September 13, 2002, FTI filed a Current Report on Form 8-K relating to FTI’s acquisition of the U.S. Business Recovery Services Division of PricewaterhouseCoopers LLP. On October 9, 2002, FTI amended such Current Report by filing a Current Report on Form 8-K/A (item 7), containing audited financial statements of PricewaterhouseCoopers Business Recovery Services Excluding its Broker/Dealer Activities at June 30, 2000, 2001 and 2002, and for each of the three years in the period ended June 30, 2002, including notes thereto, and unaudited pro forma combined statements of income for the year ended December 31, 2001 and the six-month period ended June 30, 2002, including notes thereto, and unaudited pro forma combined balance sheet at June 30, 2002, including notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2003.

FTI CONSULTING, INC.

By:	/s/ Jack B. Dunn, IV
Jack B. Dunn, IV Chairman of the Board and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ JACK B. DUNN, IV Jack B. Dunn, IV	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 27, 2003

/s/ STEWART J. KAHN Stewart J. Kahn	President, Chief Operating Officer and Director	March 27, 2003

/s/ THEODORE I. PINCUS Theodore I. Pincus	Executive Vice President and Chief Financial Officer (principal financial accounting officer)	March 27, 2003

/s/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	March 27, 2003

/s/ JAMES A. FLICK, JR. James A. Flick, Jr.	Director	March 27, 2003

/s/ PETER F. O’MALLEY Peter F. O’Malley	Director	March 27, 2003

/s/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Director	March 27, 2003

/s/ GEORGE P. STAMAS George P. Stamas	Director	March 27, 2003

CERTIFICATIONS

I, Jack B. Dunn, IV, certify that:

1.	I have reviewed this annual report on Form 10-K of FTI Consulting, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JACK B. DUNN, IV
Jack B. Dunn, IV Chairman of the Board and Chief Executive Officer

Date: March 27, 2003

I, Theodore I. Pincus, certify that:

1.	I have reviewed this annual report on Form 10-K of FTI Consulting, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THEODORE I. PINCUS
Theodore I. Pincus Executive Vice President and Chief Financial Officer

Date: March 27, 2003