Form 10-Q
period 2003-03-31
FTI CONSULTING INC
filed 2003-05-14
CIK 887936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 8, 2003
Common Stock, par value $.01 per share	27,461,046

FTI CONSULTING, INC.

Part I. Financial Information

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands of dollars, except share amounts)

	December 31, 2002	March 31, 2003
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,906	$75,497
Accounts receivable, less allowance of $6,955 in 2002 and $5,725 in 2003	29,271	31,925
Unbilled receivables, less allowance of $2,061 in 2002 and $2,442 in 2003	35,576	35,153
Deferred income taxes	2,364	2,364
Prepaid expenses and other current assets	3,165	2,076
Current assets of discontinued operations	11,084	9,443

Total current assets	91,366	156,458
Property and equipment:
Furniture, equipment and software	22,588	25,823
Leasehold improvements	4,714	5,142

	27,302	30,965
Accumulated depreciation and amortization	(12,364)	(14,109)

	14,938	16,856
Deferred income taxes	200	200
Goodwill	299,241	299,270
Other intangible assets, net of accumulated amortization of $1,033 in 2002 and $1,809 in 2003	4,067	3,291
Other assets	5,799	5,928
Long-term assets of discontinued operations	14,920	12,508

Total assets	$430,531	$494,511

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands of dollars, except share amounts)

	December 31, 2002	March 31, 2003
	(audited)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,410	$8,126
Accrued compensation expense	25,400	19,648
Income taxes payable	3,534	65
Deferred income taxes	193	193
Current portion of long-term debt	20,000	20,000
Billings in excess of services provided	19,921	15,483
Other current liabilities	466	577
Current liabilities of discontinued operations	664	—

Total current liabilities	77,588	64,092
Long-term debt, less current portion	77,833	20,879
Other long-term liabilities	1,405	1,185
Deferred income taxes	5,730	7,768
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares; 24,004,292 and 27,451,046 shares issued and outstanding in 2002 and 2003, respectively	240	274
Additional paid-in capital	200,576	313,485
Unearned compensation	(346)	(285)
Retained earnings	68,198	87,641
Accumulated other comprehensive loss	(693)	(528)

Total stockholders’ equity	267,975	400,587

Total liabilities and stockholders’ equity	$430,531	$494,511

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands of dollars, except per share data)

	Three Months Ended March 31,
	2002	2003
	(unaudited)	(unaudited)
Revenues	$37,907	$101,351
Direct cost of revenues	18,695	46,536
Selling, general and administrative expenses	9,809	21,167
Amortization of other intangible assets	—	775

	28,504	68,478

Operating income	9,403	32,873
Other income (expense):
Interest income	29	128
Interest expense	(759)	(1,958)

	(730)	(1,830)

Income from continuing operations before income taxes	8,673	31,043
Income taxes	3,500	12,575

Income from continuing operations	5,173	18,468
Income from operations of discontinued operations, net of income taxes	1,431	1,230
Loss from sale of discontinued operations, net of income taxes	—	(255)

Income from discontinued operations	1,431	975

Net income	$6,604	$19,443

Income from continuing operations per common share, basic	$0.26	$0.72

Earnings per common share, basic	$0.33	$0.75

Income from continuing operations per common share, diluted	$0.24	$0.69

Earnings per common share, diluted	$0.31	$0.72

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Three Months Ended March 31,
	2002	2003
	(unaudited)
Operating activities
Net income	$6,604	$19,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and other amortization	1,086	1,555
Amortization of other intangible assets	—	775
Income tax benefit from stock option exercises	1,465	9,129
Provision for doubtful accounts	673	2,335
Non-cash stock compensation expense	48	61
Non-cash charge on sale of discontinued operations	—	255
Non-cash interest expense and other	164	640
Changes in operating assets and liabilities:
Accounts receivable, billed and unbilled	(8,645)	(5,192)
Prepaid expenses and other current assets	(1,567)	1,016
Accounts payable and accrued expenses	412	672
Accrued compensation expense	(4,336)	(5,752)
Billings in excess of services provided	200	(4,442)
Income taxes recoverable/payable	2,434	(1,431)
Other current liabilities	(144)	81

Net cash provided by (used in) operating activities	(1,606)	19,145
Investing activities
Purchase of property and equipment	(1,603)	(3,545)
Cash received from sale of discontinued operations	—	2,150
Contingent payments to former owners of subsidiaries	(121)	(408)
Acquisition of businesses, including acquisition costs	(3,241)	—
Change in other assets	—	1,460

Net cash used in investing activities	(4,965)	(343)
Financing activities
Issuance of common stock and exercise of options	2,081	4,596
Proceeds from issuance of common stock, net of offering costs	—	99,228
Payments of long-term debt	(1,083)	(56,954)
Payment of financing fees	(50)	(81)

Net cash provided by financing activities	948	46,789

Net increase (decrease) in cash and cash equivalents	(5,623)	65,591
Cash and cash equivalents at beginning of period	12,856	9,906

Cash and cash equivalents at end of period	$7,233	$75,497

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003

(amounts in tables expressed in thousands, except per share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to present a fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Billings in Excess of Services Provided

Billings in excess of services provided represents amounts billed to clients, such as retainers, in advance of work being performed. Clients may make advance payments, which are held on deposit until completion of work. Such amounts are either applied to final billings or refunded to clients upon completion of work. Retainers in excess of related accounts receivable and unbilled receivables are recorded as billings in excess of services provided in the consolidated balance sheet.

Stock Options and Stock Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted.

At March 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 7 – Stock Option Plans and Employee Stock Purchase Plan. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also periodically issues restricted and unrestricted stock to employees in connection with new hires and performance evaluations. The fair market value on the date of issue of unrestricted stock is immediately charged to compensation expense, and the fair value on the date of issue of restricted stock is charged to compensation expense ratably over the restriction period.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

2. Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Stock Options and Stock Granted to Employees (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2002	2003
Net income, as reported	$6,604	$19,443
Add: Stock-based employee compensation cost included in net income, net of taxes	48	61
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,003)	(2,154)

Pro forma net income	$5,649	$17,350

Earnings per share:
Basic-as reported	$0.33	$0.75
Basic-pro forma	$0.29	$0.67
Diluted-as reported	$0.31	$0.72
Diluted-pro forma	$0.27	$0.65

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

	Three Months Ended March 31,
	2002	2003
Risk-free interest rate	4.50%	3.50%
Dividend yield	0%	0%
Option life	3.38 years	2.59 years
Stock price volatility	75.8% to 78.2%	63.4% to 68.5%
Weighted average fair value of granted options	$12.38	$16.83

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

2. Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company estimates its quarterly income tax provisions considering the expected annual effective income tax rate, and adjusts the current and deferred income tax accounts in making these estimates.

Goodwill and Other Intangible Assets

The Company performs impairment tests on the carrying value of its goodwill on at least an annual basis. No impairment of goodwill was identified as a result of these tests, which were conducted as of December 31, 2002. Other intangible assets with finite lives are amortized over their estimated useful lives. The changes in the carrying amount of goodwill for the three months ended March 31, 2003, are as follows:

	Total	Less Discontinued Operations	Continuing Operations
Balance as of January 1, 2003	$312,455	$(13,214)	$299,241
Goodwill acquired during the year:
Contingent payments to former owners of subsidiaries	408	—	408
Allocation of purchase price of BRS	(379)	—	(379)
Goodwill disposed of during the year
Sale of LWG asset disposal group	(1,884)	1,884

Balance as of March 31, 2003	$310,600	$(11,330)	$299,270

As discussed in Note 3 – Acquisition of BRS, on August 30, 2002, the Company acquired the domestic Business Recovery Services division of PricewaterhouseCoopers LLP (“BRS”). The Company expects to complete the allocation of the purchase price by June 30, 2003.

Goodwill of $11,330 of the SEA Asset Disposal group is included in long-term assets of discontinued operations. As discussed in Note 4 – Pending Sale of Applied Sciences Practice Group, the Company currently expects to recover the carrying value of the assets of the disposal group. However, it is reasonably possible that the ultimate amount realized from the sale may be less than the carrying value.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

2. Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Early Extinguishment of Debt

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses.

During the three months ended March 31, 2003, the Company extinguished a portion of its long-term debt in connection with the sale of the LWG asset disposal group and the public offering of its common stock, as required by its credit agreement. Accordingly, related deferred bank financing fees of approximately $513,000 were written-off and treated as a component of interest expense.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

3. Acquisition of BRS

Domestic Business Recovery Services Division of PwC

On August 30, 2002, the Company acquired the domestic Business Recovery Services division of PricewaterhouseCoopers, LLP (“BRS). The Company recorded significant goodwill in the acquisition as a result of the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately.

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

March 31, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

3. Acquisitions (continued)

Domestic Business Recovery Services Division of PwC (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At August 30, 2002

Current assets:
Accounts receivable, net of allowances		$16,943
Unbilled receivables, net of allowances		24,753

		41,696

Estimated intangible assets subject to amortization (estimated two year weighted-average useful life)
Contracts, backlog	4,200
Intellectual property	360
Non-compete agreement	540

		5,100
Goodwill		219,316

Total assets acquired		266,112

Current liabilities:
Accrued compensation		1,709
Billings in excess of services provided		20,529

Total liabilities assumed		22,238

Net assets acquired		$243,874

4. Pending Sale of Applied Sciences Practice Group

In July 2002, the Company committed to a plan to sell its applied sciences practice group, consisting of two separate business components, LWG, Inc. (“LWG”) and S.E.A. Inc. (“SEA”). In January 2003, the Company sold the LWG disposal group for total consideration of $4.15 million, consisting of cash of $2.15 million and a note in the amount of $2.0 million. An after-tax loss of approximately $891,000 was recorded as of December 31, 2002 to present the LWG asset disposal group at its fair value less cost to sell. In the first quarter of 2003, an after-tax loss of approximately $255,000 was recorded to write-off costs incurred in connection with the disposal of the SEA and LWG asset disposal groups.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

4. Pending Sale of Applied Sciences Practice Group (continued)

The remaining SEA asset disposal group is available for immediate sale in its present condition, subject only to the terms that are usual and customary for sales of such asset disposal groups. An active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated, and a sale is expected to be completed during 2003. Actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. The assets comprising the applied sciences asset disposal group are measured at the lower of their carrying amount or estimated fair value less cost to sell. The Company currently expects to recover the $19.9 million carrying value of the net assets of the S.E.A asset disposal group, however, it is reasonably possible that the ultimate amount realized from the sale may be less than the carrying value.

Assets of the applied sciences practice group held for sale are as follows:

	Total		LWG		SEA
	12/31/2002	3/31/2003	12/31/2002	3/31/2003	12/31/2002	3/31/2003
Accounts receivable, net	$7,724	$7,161	$1,303	$—	$6,421	$7,161
Unbilled receivables, net	3,179	2,145	1,080	—	2,099	2,145
Other current assets	181	137	150	—	31	137

Current assets of discontinued operations	11,084	9,443	2,533	—	8,551	9,443

Property and equipment, net	1,546	1,178	237	—	1,309	1,178
Goodwill, net	13,214	11,330	1,884	—	11,330	11,330
Other assets	160	—	160	—	—	—

Long-term assets of discontinued operations	14,920	12,508	2,281	—	12,639	12,508

Current liabilities of the LWG asset disposal group	(664)	—	(664)	—	—	—

Assets of discontinued operations	$25,340	$21,951	$4,150	$—	$21,190	$21,951

Because the operations and cash flows of the business components comprising the applied sciences practice group will be eliminated from the ongoing operations of the Company as a result of the disposal transaction, and because the Company will not have any significant continuing involvement in the operations after the disposal transactions, the results of the applied sciences practice group’s operations are reported for all periods presented as a separate component of income, net of income taxes. Accordingly, the accompanying statements of income for the three months ended March 31, 2002 and 2003, report the operations of the applied sciences practice group as a discontinued operation.

Summarized operating results of the applied sciences practice group are as follows:

	Three Months Ended March 31,
	2002	2003
	(SEA and LWG)	(SEA only)
Revenue	$12,773	$9,612
Income before income taxes	2,426	2,091
Net income	1,431	1,230

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

5. Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2003	$240	$200,576	$(346)	$68,198	$(693)	$267,975
Issuance of 2,661,595 shares of common stock for cash, net of offering costs of $1,381	27	99,201				99,228
Exercise of stock options to purchase 785,944 shares of common stock, including tax benefit of $9.1 million	8	13,717				13,725
Forfeiture of 800 shares of restricted stock	(1)	(9)				(10)
Amortization of unearned compensation expense			61			61
Comprehensive Income:
Other comprehensive income – change in fair value of interest rate swaps, net of income taxes of $112					165	165
Net income for the three-months ended March 31, 2003				19,443		19,443

Total comprehensive income						19,608

Balance at March 31, 2003	$274	$313,485	$(285)	$87,641	$(528)	$400,587

Total comprehensive income for the three-months ended March 31, 2002, was $6,824, representing the change in fair value of interest rate swaps of $220 and net income of $6,604.

On March 17, 2003, the Board of Directors approved a three-for-two split of the Company’s common stock payable in the form of a stock dividend. The stock split is subject to stockholder approval of an increase in the Company’s authorized capital from 45 million to 75 million shares at the Company’s annual meeting to be held on May 21, 2003. If the increase in authorized capital is approved, stockholders would receive one additional share for every two shares held on the record date of May 7, 2003, payable on June 4, 2003.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

6. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2002	2003
Numerator used in basic and diluted earnings per common share:
Income from continuing operations	$5,173	$18,468
Income from operations of discontinued operations, net of income taxes	1,431	1,230
Loss on disposal of discontinued operations	—	(255)

Net income	$6,604	$19,443

Denominator:
Denominator for basic earnings per common share – weighted average shares	19,783	25,768
Effect of dilutive securities:
Stock options	1,570	1,124

Denominator for diluted earnings per common share – weighted average shares and effect of dilutive securities	21,353	26,892

Income from continuing operations per common share, basic	$0.26	$0.72
Income from operations of discontinued operations, net of income taxes, per common share, basic	0.07	0.04

Earnings per common share, basic	$0.33	$0.75

Income from continuing operations per common share, diluted	$0.24	$0.69
Income from operations of discontinued operations, net of income taxes, per common share, diluted	0.07	0.04

Earnings per common share, diluted	$0.31	$0.72

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

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

The following table summarizes the option activity under the plans for the three-month periods ended March 31, 2002 and 2003:

	2002	Weighted Avg. Exercise Price	2003	Weighted Avg. Exercise Price
Option outstanding at January 1	3,171,852	$8.09	3,871,414	$22.14
Options granted	392,500	$26.20	60,000	$40.46
Options exercised	(291,990)	$4.83	(785,944)	$5.83
Options forfeited	(3,750)	$6.34	(1,000)	$4.46

Options outstanding at March 31	3,268,612	$10.60	3,144,470	$26.63

Options exercisable at March 31	1,331,611	$7.54	863,556	$19.77

All options granted have an exercise price equal to or greater than the quoted market price of the Company’s common stock on the date of grant. Exercise prices for the options outstanding as of March 31, 2003, ranged from $2.84 to $45.76, as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Prices of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 2.84 – $ 6.88	370,234	$4.72	6.45	165,117	$4.62
$ 7.36 – $29.15	1,197,603	$19.56	8.38	623,439	$21.17
$31.99 – $45.76	1,576,633	$36.85	9.43	75,000	$41.40

	3,144,470	$26.63		863,556	$19.77

Employee Stock Purchase Plan

The Company maintains the FTI Consulting, Inc. Employee Stock Purchase Plan. The plan allows eligible employees to purchase shares of common stock at 85% of the lower of the closing price of the Company’s common stock on the first trading day or the last trading day of each semi-annual offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

8. Income Taxes

The income tax provisions for interim periods in 2002 and 2003 are based on the estimated effective tax rates applicable for the full years. The Company’s income tax provision for continuing operations of approximately $13.0 million for the three-month period ended March 31, 2003 consists of federal and state income taxes. The effective income tax rate in 2003 is expected to be approximately 40.5%. This rate is higher than the statutory federal income tax rate of 35% due principally to state and local income taxes.

9. Debt

During 2002, the Company entered into a new credit facility in connection with the acquisition of BRS, The new credit facility originally consisted of a pre-existing term loan of $26.0 million, a new term loan of $74.0 million and a new revolving credit facility of $100.0 million. The debt under this credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. If not prepaid, the $23.8 million Term A loan will mature on December 1, 2005, and the $74.0 million Term B loan and the revolving credit facility will mature on August 30, 2006. Under the credit facility, the lenders have a security interest in substantially all of the Company’s assets.

In January 2003, the Company completed the sale of the LWG asset disposal group and received $2.15 million in cash and a long-term note for $2.0 million. In accordance with its credit facility, the Company repaid $2.15 million of its long-term debt and wrote off approximately $14,000 of deferred financing fees to interest expense.

In February 2003, the Company completed the public offering of 2,665,585 shares of its common stock for $99.2 million in cash (net of offering costs of $1.4 million). The credit facility requires that at least half of the net proceeds from any public offering of its equity securities be applied to the repayment of the long-term debt. The Company repaid $49.8 million of debt and wrote-off $499,000 of deferred financing fees to interest expense.

Aggregate maturities of debt at March 31, 2003 are as follows:

April 1 through December 31, 2003	$15,000
2004	17,212
2005	8,667

40,879
less current portion	(20,000)

total –	$20,879

FTI Consulting, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest U.S. providers of turnaround, restructuring, bankruptcy and related consulting services. Our highly skilled professionals assist distressed companies in improving their financial position, or their creditors or other stakeholders in maximizing recovery of their claims. We also provide other consulting services such as corporate recovery, forensic accounting, fraud investigation and asset tracing, regulatory, intellectual property, and mergers and acquisitions advisory services. Our trial support practice group advises clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial.

In July 2002, we committed to a plan to sell our applied sciences practice group, which offers a broad range of forensic engineering and scientific investigation services. In January 2003, we completed the sale of the LWG asset disposal group and expect to sell the remaining portions of the applied sciences practice group during 2003. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of our applied sciences practice group are treated as discontinued operations. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations. We have included in Note 4 – Pending Sale of Applied Sciences Practice Group to the Consolidated Financial Statements a more comprehensive discussion about our discontinued operations.

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. In the first quarter of 2003, our direct costs were 45.9% of revenues, an improvement from 49.3% in the first quarter of 2002. This improvement is primarily attributable to changes in the mix of our service offerings and improved staff utilization resulting primarily from the acquisition of BRS.

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, corporate overhead expenses and depreciation and amortization of property and equipment. In the first quarter of 2003, selling, general and administrative expenses, including depreciation and amortization of property and equipment, represented about 20.9% of our revenues, a substantial reduction from the 25.9% of revenues these expenses represented in the first quarter of 2002. The primary reason for this relative improvement is that the majority of our growth in revenues has been in our financial consulting practice groups, which have lower ratios of selling, general and administrative expenses than our trial support practice groups. Our corporate overhead costs, which are included in selling, general and administrative expenses, represented about 5.1% of revenues in the first quarter of 2003, and 7.9% in the first quarter of 2002. The relative decline in our corporate overhead costs reflects the increased leverage of our overhead and corporate support services in relation to our increased revenue base.

We had goodwill related to our continuing operations of about $299.3 million at March 31, 2003, that we recorded principally from business combinations that we completed in the last five years, including $218.9 million related to our acquisition of BRS and $3.7 million related to our acquisition of Technology & Financial Consulting, Inc. (TFC), both during 2002. This goodwill represented about 60.5% of our total assets at March 31, 2003. As of January 1, 2002, we no longer amortize this goodwill, but rather make at least annual assessments of impairment. Our applied sciences practice group had goodwill of approximately $11.3 million at March 31, 2003, which is included in long-term assets of discontinued operations in the consolidated balance sheets.

Recent Developments

Acquisition of BRS

On August 30, 2002, we acquired BRS for $142.0 million in cash and 3,000,000 shares of our common stock valued at $101.9 million. Results from continuing operations for the first quarter of 2003 include the contribution from BRS, which was not included in 2002 first quarter results.

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

The sale of the SEA asset disposal group is considered probable and is expected to be completed by the end of 2003. Actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. The assets comprising the SEA asset disposal group are measured at the lower of their carrying amount or estimated fair value less cost to sell. Property and equipment held for sale are no longer being amortized. We currently expect to recover the carrying value of the net assets of the SEA disposal group, which was $19.9 million at March 31, 2003. However, it is reasonably possible that the ultimate amount realized from the sale may be less than the carrying value.

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

Revenue Recognition. We derive substantially all of our revenue from providing professional services to our clients. Most of these services are rendered under arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. We also bill our clients for the cost of the production of our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We recognize our revenue from professional services as work is performed and expenses are incurred. The basis for our policy is the fact that we normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the matter and at our agreed-upon hourly rates. Revenues recognized but not yet billed to clients have been recorded as unbilled receivables in the accompanying consolidated balance sheets. Billings in excess of services provided represent amounts billed to clients, such as retainers, in advance of work being performed.

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

Goodwill. We have remaining goodwill from continuing operations of about $299.3 million at March 31, 2003, that we recorded for business combinations that we completed principally in the last five years. We make at least annual assessments of impairment of our goodwill in accordance with our stated accounting policy. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with this goodwill. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill to its estimated implied fair value. In December 2002, we wrote down $1.2 million of goodwill related to the LWG asset disposal group to reflect the net assets of this disposal group at their fair value less cost to sell. The LWG asset disposal group was sold in January 2003.

Effect of Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. We adopted Statement 145 in January 2003, and reported as a component of interest expense the losses that we incurred upon the early extinguishment of our debt in connection with the sale of the LWG asset disposal group and the public offering of our common stock. Upon the sale of the

SEA asset disposal group, our agreement with our bank-lending group requires the cash proceeds to be used to retire portions of our debt. Also, in February 2003, we completed the public offering of approximately 2.7 million shares of our common stock for cash of $99.2 million (less approximately $1.4 million of offering costs). In accordance with our credit agreement, we used half of the proceeds from the stock offering to retire portions of our long-term debt. In February 2003, we wrote-off $499,000 of deferred bank financing fees in connection with the early debt retirement related to the public offering and we estimate that we will write-off up to approximately $400,000 of deferred bank financing fees upon the sale of the SEA asset disposal group, depending upon the sales price and payment terms. In accordance with Statement 145, we recorded these charges as interest expense in the statement of income.

Results of Continuing Operations

Three Months Ended March 31, 2003 and 2002

Revenues. Revenues from continuing operations for the three months ended March 31, 2003 increased 167.4% to $101.4 million compared with $37.9 million in the first quarter of 2002. The greatest growth was in our bankruptcy and restructuring practice groups, which includes the acquisition of BRS, in addition to our organic growth. Our forensic consulting practices also experienced significant growth in revenue, principally attributable to our ability to recruit seasoned financial professionals to meet the continued strong demand for our consulting services. Our trial support practice group’s revenue also grew during the first quarter of 2003, although at a more modest rate. The total and billable number of our employees at March 31, 2003 was 778 and 610, respectively, representing increases of 119% and 134%, respectively, primarily resulting from our acquisition of BRS. Our average rate per hour for the first quarter of 2003, was $336, an increase from the $333 average in the fourth quarter of 2002. The new practice areas we added during the prior year have contributed to the revenues and operating income during the quarter.

Direct Cost of Revenues. Direct cost of revenues from our continuing operations was 45.9% of our total revenues in the first quarter of 2003, and 49.3% in the same period of 2002. The improvement in 2003 resulted primarily from the relative growth and improvements in staff utilization of our turnaround, restructuring and bankruptcy practice area, which has higher gross margins than our other practice areas.

Selling, General and Administrative Expenses. As a percent of our total revenues, these expenses, which include depreciation and amortization of property and equipment, were 20.9% in the first quarter of 2003, and 25.9% in the first quarter of 2002. This improvement in 2003 was primarily the result of the growth in our turnaround, restructuring and bankruptcy services, which have a lower selling and general administrative expense as a percent of revenues than our other practice areas.

Amortization of Other Intangible Assets. In connection with the acquisition of BRS, we recorded approximately $5.1 million of other intangible assets, consisting primarily of client backlog, which are being amortized over their useful lives ranging from 18 to 36 months. We began to amortize these other intangible assets in September 2002, and amortization expense in the first quarter of 2003 was $775,000.

Interest Income and Expense, Net. Net interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest rates during 2003 have been lower than in 2002, although the additional borrowings in August 2002 to acquire BRS substantially increased the amount of debt on our books at the beginning of 2003 when compared to 2002. At January 1, 2003, we had $97.8 million of debt. During the quarter, we repaid $51.9 million of debt in connection with the sale of the LWG asset disposal group and the public offering of our common stock. In connection with these early debt extinguishments, we wrote off $513,000 of deferred bank financing fees and recorded this as interest expense. We also repaid $5.0 million of debt in accordance with the amortization schedule included in the credit facility. Interest expense in the first quarter of 2003 was $2.0 million compared to $759,000 in the same period of 2002.

Income Taxes. Our effective tax rate was approximately 40.5% from continuing operations during the three month periods ended March 31, 2003 and 2002. We expect our effective tax rate from continuing operations to remain the same for the remainder of the current year.

Liquidity and Capital Resources

During the three months ended March 31, 2003, net cash provided by our operations was about $19.1 million, as compared to cash used in operations of about $1.6 million for the comparable period in 2002. We continue to finance operations and capital expenditures solely through cash flows from operations. Cash flows from operations have improved year-over-year since 2000 primarily due to increases in net income, although historically, the first calendar quarter generates less cash from operations than the other periods of the year due to the timing of certain compensation and income tax payments. During 2003, the increase in net cash provided by operations occurred primarily because our total revenues from continuing operations increased by 167.4%, while our direct cost of revenues and our selling, general and administrative expenses declined as a percentage of revenues to 66.8% (from 75.2% in the first quarter of 2002). Additionally, we realized a $9.1 million income tax benefit from stock option exercises that further increased our cash flows from operations during the first quarter of 2003. The income tax benefit from stock option exercises was $1.5 million in the first quarter of 2002.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. Changes in these balances are affected by the timing of billings and collections of receivables as well as payments for compensation arrangements. During the first quarter of 2003, changes in operating assets and liabilities decreased cash flows from operations by $15.0 million. This was primarily because our accrued compensation expenses decreased by $5.8 million and billed and unbilled accounts receivables increased by $5.2 million. A substantial portion of total compensation for our professional employees is in the form of incentive compensation, which is normally paid during the first quarter. Our average collection period in the first quarter of 2003 declined when compared to the first quarter of 2002, primarily because of retainers paid by clients prior to the performance of our services. Our customary collection terms range from 30 to 60 days for all of our clients.

During the first quarter of 2003, we spent $3.5 million for net additions to property and equipment, primarily related to the integration of BRS. In 2003, we expect to spend approximately $10.0 million for property and equipment additions, including $4.0 million related to the integration of BRS. We had no material outstanding purchase commitments at March 31, 2003.

Our financing activities in all periods have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock and exercises of stock options. Our long-term debt arrangements have principally been obtained to provide financing for our acquisitions of businesses, particularly BRS in 2002. During the first quarter of 2003, we completed the public offering of 2.7 million shares of our common stock, generating $99.2 million in cash (net of offering costs of $1.4 million). We used approximately half of the net proceeds from the stock offering to repay our long-term debt. We also used all of the net cash proceeds from the sale of the LWG asset disposal group to repay $2.15 million of debt. At March 31, 2003, we had $100.0 million available under our revolving credit facility.

During the first quarter of 2003, stock options to purchase 785,944 shares of our common stock were exercised. These exercises generated $13.7 million in cash (including the $9.1 million income tax benefit from the stock option exercises).

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

Below is a summary of our contractual obligations and commitments at March 31, 2003:

Contractual Obligations	Total	2003	2004	2005	2006	Thereafter
Long-term debt	$40,879	$15,000	$17,212	$8,667	$—	$—
Operating leases	40,895	5,106	6,364	6,846	5,403	17,176

Total obligations	$81,774	$20,106	$23,576	$15,513	$5,403	$17,276
Operating leases of discontinued operations	(4,611)	(880)	(866)	(856)	(778)	(1,231)

Total obligations of continuing operations	$77,163	$19,226	$22,710	$14,657	$4,625	$15,945

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results and do not intend to do so. Factors, which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Interest rate swaps with notional principal amounts of $21.1 million at March 31, 2003, were designated as hedges against a portion of our outstanding debt and were used to convert the interest rate on a portion of our variable rate debt to fixed rates for the life of the swap. Our pay rate on the hedged portion of our debt was 8.87% at March 31, 2003, compared to our receive rate of 2.87%. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income.

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

(b) Reports on Form 8-K

On February 6, 2003, the Company filed a Current Report on Form 8-K (item 5) regarding its fourth quarter and full year financial results for the periods ended December 31, 2002 and then expected commencement of an underwritten public offering of shares of its common stock.

On March 3, 2003, the Company filed a Current Report on Form 8-K/A (Amendment No. 2) (item 7) which contained revised pro forma financial information related to the Company’s BRS acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: May 14, 2003

By:	/s/ THEODORE I. PINCUS
THEODORE I. PINCUS Executive Vice President, Chief Financial Officer (principal financial and accounting officer) and Assistant Secretary

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ THEODORE I. PINCUS
Theodore I. Pincus Executive Vice President, Chief Financial Officer and Secretary (principal financial accounting officer)

EXHIBIT INDEX

Exhibit	Description

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).