Form 10-Q
period 2003-06-30
FTI CONSULTING INC
filed 2003-08-14
CIK 887936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 11, 2003
Common Stock, par value $.01 per share	41,767,538

FTI CONSULTING, INC.

Part I. Financial Information

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands of dollars, except share amounts)

	December 31, 2002	June 30, 2003
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,906	$112,493
Accounts receivable, less allowance of $6,955 in 2002 and $9,989 in 2003	29,271	37,853
Unbilled receivables, less allowance of $2,061 in 2002 and $4,237 in 2003	35,576	20,228
Deferred income taxes	2,364	2,364
Prepaid expenses and other current assets	3,165	2,361
Current assets of discontinued operations	11,084	8,356

Total current assets	91,366	183,655
Property and equipment:
Furniture, equipment and software	22,588	27,565
Leasehold improvements	4,714	5,438

	27,302	33,003
Accumulated depreciation and amortization	(12,364)	(15,452)

	14,938	17,551
Deferred income taxes	200	200
Goodwill	299,241	304,548
Other intangible assets, net of accumulated amortization of $1,033 in 2002 and $2,583 in 2003	4,067	2,517
Other assets	5,799	6,192
Long-term assets of discontinued operations	14,920	5,658

Total assets	$430,531	$520,321

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands of dollars, except share amounts)

	December 31, 2002	June 30, 2003
	(audited)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,410	$7,116
Accrued compensation expense	25,400	23,778
Income taxes payable	3,534	964
Deferred income taxes	193	193
Current portion of long-term debt	20,000	20,000
Billings in excess of services provided	19,921	16,552
Other current liabilities	466	312
Current liabilities of discontinued operations	664	—

Total current liabilities	77,588	68,915
Long-term debt, less current portion	77,833	15,879
Other long-term liabilities	1,405	1,673
Deferred income taxes	5,730	9,805
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 75,000,000 shares; 36,006,438 and 41,767,538 shares authorized, issued and outstanding in 2002 and 2003, respectively	360	418
Additional paid-in capital	200,456	324,375
Unearned compensation	(346)	(229)
Retained earnings	68,198	99,841
Accumulated other comprehensive loss	(693)	(356)

Total stockholders’ equity	267,975	424,049

Total liabilities and stockholders’ equity	$430,531	$520,321

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands of dollars, except per share data)

	Three Months Ended June 30,
	2002	2003
	(unaudited)	(unaudited)
Revenues	$39,790	$94,526
Direct cost of revenues	19,539	43,074
Selling, general and administrative expenses	9,741	18,787
Amortization of other intangible assets	—	775

	29,280	62,636

Operating income	10,510	31,890
Other income (expense):
Interest income	53	235
Interest expense	(654)	(976)

	(601)	(741)

Income from continuing operations before income taxes	9,909	31,149
Income taxes	4,001	12,615

Income from continuing operations	5,908	18,534
Income from operations of discontinued operations, net of income taxes of $486	780	686
Loss from sale of discontinued operations, net of income taxes of $13	—	(7,020)

Income (loss) from discontinued operations	780	(6,334)

Net income	$6,688	$12,200

Income from continuing operations per common share, basic	$0.20	$0.45

Earnings per common share, basic	$0.22	$0.30

Income from continuing operations per common share, diluted	$0.18	$0.44

Earnings per common share, diluted	$0.21	$0.29

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands of dollars, except per share data)

	Six Months Ended June 30,
	2002	2003
	(unaudited)	(unaudited)
Revenues	$77,697	$195,877
Direct cost of revenues	38,234	89,610
Selling, general and administrative expenses	19,550	39,954
Amortization of other intangible assets	—	1,550

	57,784	131,114

Operating income	19,913	64,763
Other income (expense):
Interest income	82	363
Interest expense	(1,413)	(2,934)

	(1,331)	(2,571)

Income from continuing operations before income taxes	18,582	62,192
Income taxes	7,501	25,190

Income from continuing operations	11,081	37,002
Income from operations of discontinued operations, net of income taxes of $1,346	2,211	1,916
Loss from sale of discontinued operations, net of income taxes of $187	—	(7,275)

Income from discontinued operations	2,211	(5,359)

Net income	$13,292	$31,643

Income from continuing operations per common share, basic	$0.37	$0.92

Earnings per common share, basic	$0.44	$0.79

Income from continuing operations per common share, diluted	$0.34	$0.89

Earnings per common share, diluted	$0.41	$0.76

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Six Months Ended June 30,
	2002	2003
	(unaudited)
Operating activities
Net income	$13,292	$31,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	2,301	2,856
Amortization of other intangible assets	—	1,550
Income tax benefit from stock option exercises	7,027	11,052
Provision for doubtful accounts	139	3,799
Non-cash stock compensation expense	103	80
Non-cash loss from sale of discontinued operations	—	7,109
Non-cash interest expense and other	296	984
Changes in operating assets and liabilities:
Accounts receivable, billed and unbilled	(9,697)	(1,949)
Prepaid expenses and other current assets	(69)	710
Accounts payable and accrued expenses	(1,198)	(338)
Accrued compensation expense	(1,389)	(1,622)
Billings in excess of services provided	1,486	(3,369)
Income taxes recoverable/payable	896	(2,565)
Deferred income taxes	—	4,075
Other current liabilities	(205)	(180)

Net cash provided by operating activities	12,982	53,835
Investing activities
Purchase of property and equipment	(4,154)	(5,464)
Cash received from sale of discontinued operations	—	2,150
Contingent payments to former owners of subsidiaries	(121)	(408)
Acquisition of businesses, including acquisition costs	(3,241)	—
Change in other assets	(383)	886

Net cash used in investing activities	(7,899)	(2,836)
Financing activities
Issuance of common stock under employee stock Purchase plan and exercise of options	5,462	13,734
Proceeds from issuance of common stock, net of offering costs	—	99,223
Payments of long-term debt	(2,166)	(61,954)
Changes in other long-term liabilities	1	585

Net cash provided by financing activities	3,297	51,588

Net increase in cash and cash equivalents	8,380	102,587
Cash and cash equivalents at beginning of period	12,856	9,906

Cash and cash equivalents at end of period	$21,236	$112,493

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

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

Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Stock Options and Stock Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted.

At June 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 7—Stock Option Plans and Employee Stock Purchase Plan. All options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The Company also periodically issues restricted and unrestricted stock to employees in connection with new hires and performance evaluations. The fair market value on the date of issue of unrestricted stock is immediately charged to compensation expense, and the fair value on the date of issue of restricted stock is charged to compensation expense ratably over the restriction period.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003 (continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2003	2002	2003
Net income, as reported	$6,688	$12,200	$13,292	$31,643
Add: Stock-based employee compensation cost included in net income, net of taxes	55	56	103	117
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,973)	(2,888)	(2,976)	(5,042)

Pro forma net income	$4,770	$9,368	$10,419	$26,718

Earnings per share:
Basic-as reported	$0.22	$0.30	$0.44	$0.79
Basic-pro forma	$0.16	$0.23	$0.35	$0.67
Diluted-as reported	$0.21	$0.29	$0.41	$0.76
Diluted-pro forma	$0.15	$0.22	$0.33	$0.65

The fair value of the stock-based awards was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The following assumptions were made in computing the fair value of stock-based awards:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2003	2002	2003
Risk-free interest rate	3.5%	1.58% - 2.04%	3.5%	1.58% - 3.5%
Dividend yield	0%	0%	0%	0%
Option life	2.6 years	3 years	2.6 years	3 years
Stock price volatility	65.3%	56.1% - 61.0%	65.3% - 68.5%	56.1% - 65.3%
Weighted average fair value of granted options	$8.48	$6.98	$8.14	$8.57

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003 (continued)

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

Goodwill and Other Intangible Assets

The Company performs impairment tests on the carrying value of its goodwill on at least an annual basis. No impairment of goodwill was identified as a result of these tests, which were conducted as of December 31, 2002. Other intangible assets with finite lives are amortized over their estimated useful lives. The changes in the carrying amount of goodwill for the six-months ended June 30, 2003, are as follows:

	Continuing Operations	Discontinued Operations	Total

Balance as of January 1, 2003	$299,241	$13,214	$312,455
Goodwill acquired during the year:
Contingent payments to former owners of subsidiaries	408	—	408
Allocation of purchase price of BRS	4,899	—	4,899
Goodwill impairment of SEA asset disposal group	—	(6,773)	(6,773)
Sale of LWG asset disposal group	—	(1,884)	(1,884)

Balance as of June 30, 2003	$304,548	$4,557	$309,105

As discussed in Note 3—Acquisition of BRS, on August 30, 2002, the Company acquired the domestic Business Recovery Services division of PricewaterhouseCoopers LLP (“BRS”). The Company expects to complete the allocation of the purchase price of BRS within one-year of the acquisition.

Goodwill of $4.6 million of the SEA asset disposal group is included in long-term assets of discontinued operations. As discussed in Note 4—Pending Sale of Applied Sciences Practice Group, during the second quarter of 2003, the SEA asset disposal group’s value was estimated to be between $16.0 million to $18.0 million by investment bankers retained by the Company and discussions with prospective buyers. Based on the lower end of this range, the Company recorded a $2.8 million impairment charge at June 30, 2003 as a loss from the sale of discontinued operations. This impairment charge was described in the Company’s press release filed on Form 8-K filed with the Securities and Exchange Commission on July 23, 2003. On August 11, 2003, the Company entered into a definitive agreement to sell the assets and liabilities of SEA to its senior management for $16.0 million. As a consequence of the transaction being structured as a sale of assets, the Company is expected to incur income taxes of approximately $3.4 million and other transaction-related costs estimated to be approximately $600,000 upon sale. This additional $4.0 million loss from the sale of discontinued operations has been recorded as of June 30, 2003 as an additional impairment of goodwill, in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

2. Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Early Extinguishment of Debt

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses.

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

The acquisition was accounted for using the purchase method of accounting. The Company allocated the cost of the acquisition of BRS to identifiable assets and liabilities based upon their estimated relative fair values. Many of BRS’ clients and engagements are subject to the jurisdiction of the various bankruptcy courts and trustees throughout the United States. These authorities have substantial influence and control over the ultimate valuation of the services performed by BRS. Many of the BRS client engagements are very complex and the services are performed for entities in financial distress, often with limited resources to pay professional fees. The valuation of the billed and unbilled receivables at the date of acquisition is very complex and the Company has recorded reserves for amounts that are not expected to be collectible. The Company expects to complete its evaluation of the billed and unbilled receivables no later than August 31, 2003.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

3. Acquisitions (continued)

Domestic Business Recovery Services Division of PwC (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At August 30, 2002

Current assets:
Accounts receivable, net of allowances		$16,943
Unbilled receivables, net of allowances		19,854

		36,797

Estimated intangible assets subject to amortization (estimated two year weighted-average useful life)
Contracts, backlog	4,200
Intellectual property	360
Non-compete agreement	540

		5,100
Goodwill		224,215

Total assets acquired		266,112

Current liabilities:
Accrued compensation		1,709
Billings in excess of services provided		20,529

Total liabilities assumed		22,238

Net assets acquired		$243,874

4. Discontinued Operations and Pending Sale of Applied Sciences Practice Group

In July 2002, the Company committed to a plan to sell its applied sciences practice group, consisting of two separate business components, LWG, Inc. (“LWG”) and S.E.A. Inc. (“SEA”). In January 2003, the Company sold the LWG disposal group for total consideration of $4.15 million, consisting of cash of $2.15 million and a note in the amount of $2.0 million. An after-tax loss of approximately $891,000 was recorded as of December 31, 2002 to present the LWG asset disposal group at its fair value less cost to sell. In the first quarter of 2003, an after-tax loss of approximately $255,000 was recorded to write-off costs incurred in connection with the disposal of the SEA and LWG asset disposal groups. In the second quarter of 2003, an after-tax loss of $3.0 million was recorded for costs incurred in connection with the pending disposal of SEA and to record the estimated loss expected to be realized upon the ultimate disposition of SEA’s assets, based upon discussions with the Company’s investment bankers and prospective buyers. This loss was reflected in the Company’s press release and Form 8-K filed with the Securities and Exchange Commission on July 23, 2003.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

4. Discontinued Operations and Pending Sale of Applied Sciences Practice Group (continued)

On August 11, 2003, the Company entered into a definitive agreement to sell the assets and liabilities of the SEA practice group to its senior management for its adjusted book value of $16.0 million. As a consequence of the transaction being structured as a sale of assets, the Company is expected to incur income taxes of approximately $3.4 million and other transaction-related costs of approximately $600,000. This additional $4.0 million loss from the sale of discontinued operations has been recorded as of June 30, 2003 in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. The sale of the SEA asset disposal group is expected to close on or about August 31, 2003.

Assets of the applied sciences practice group held for sale are as follows:

	Total		LWG		SEA
	12/31/2002	6/30/2003	12/31/2002	6/30/2003	12/31/2002	6/30/2003
Accounts receivable, net	$7,724	$6,049	$1,303	$—	$6,421	$6,049
Unbilled receivable, net	3,179	2,186	1,080	—	2,099	2,186
Other current assets	181	121	150	—	31	121

Current assets of discontinued operations	11,084	8,356	2,533	—	8,551	8,356

Property and equipment, net	1,546	1,101	237	—	1,309	1,101
Goodwill, net	13,214	4,557	1,884	—	11,330	4,557
Other assets	160	—	160	—	—	—

Long-term assets of discontinued operations	14,920	5,658	2,281	—	12,639	5,658

Current liabilities of the LWG asset disposal group	(664)	—	(664)	—	—	—

Assets of discontinued operations	$25,340	$14,014	$4,150	$—	$21,190	$14,014

Because the operations and cash flows of the business components comprising the applied sciences practice group will be eliminated from the ongoing operations of the Company as a result of the disposal transaction, and because the Company will not have any significant continuing involvement in the operations after the disposal transactions, the results of the applied sciences practice group’s operations are reported for all periods presented as a separate component of income, net of income taxes. Accordingly, the accompanying statements of income for the three and six-months ended June 30, 2002 and 2003, report the operations of the applied sciences practice group as a discontinued operation.

Summarized operating results of the applied sciences practice group are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(SEA and LWG)	(SEA Only)	(SEA and LWG)	(SEA Only)
Revenue	$11,285	$8,052	$24,058	$17,516
Income before income taxes	1,332	1,172	3,758	3,263
Net income	780	686	2,211	1,916

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

5. Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003	$360	$200,456	$(346)	$68,198	$(693)	$267,975
Payment for fractional shares		(2)				(2)
Issuance of 3,992,392 shares of common stock for cash, net of offering costs of $1,386	40	99,183				99,223
Exercise of stock options to purchase 1,661,441 shares of common stock, including income tax benefit of $11,052	17	22,371				22,388
Issuance of 113,275 shares of common stock under Employee Stock Purchase Plan	1	2,404				2,405
Forfeiture of 3,600 shares of restricted stock	—	(37)				(37)
Amortization of unearned compensation			117			117
Comprehensive Income:
Other comprehensive income—change in fair value of interest rate swaps, net of income tax benefit of $229					337	337
Net income for the six months ended June 30, 2003				31,643		31,643

Total comprehensive income						31,980

	$418	$324,375	$(229)	$99,841	$(356)	$424,049

Total comprehensive income for the three months ended June 30, 2003, was $12.4 million, representing the change in the fair value of interest rate swaps of $172,000 and net income of $12.2 million. Total comprehensive income for the three and six-months ended June 30, 2002, was $6.6 million and $13.4 million, respectively representing the change in fair value of interest rate swaps of $(101,000) and $119,000 and net income of $6.7 million and $13.3 million.

The Board of Directors approved a three-for-two split of the Company’s common stock payable in the form of a stock dividend to shareholders of record on May 7, 2003, which was paid on June 4, 2003. All share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

6. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2002	2003	2002	2003
Numerator used in basic and diluted earnings per common share:
Income from continuing operations	$5,908	$18,534	$11,081	$37,002
Income from operations of discontinued operations, net of income taxes	780	686	2,211	1,916
Loss on disposal of discontinued operations	—	(7,020)	—	(7,275)

Net income	$6,688	$12,200	$13,292	$31,643

Denominator:
Denominator for basic earnings per common share—weighted average shares	30,264	41,343	29,971	40,003
Effect of dilutive securities:
Stock options	2,207	1,181	2,281	1,435

Denominator for diluted earnings per common share—weighted average shares and effects of dilutive securities	32,471	42,524	32,252	41,438

Income from continuing operations per common share, basic	$0.20	$0.45	$0.37	$0.92
Income (loss) from operations of discontinued operations, net of income taxes, per common share, basic	$0.03	$(0.15)	$0.07	$(0.13)

Earnings per common share, basic	$0.23	$0.30	$0.44	$0.79

Income from continuing operations per common share, diluted	$0.18	$0.44	$0.34	$0.89
Income (loss) from operations of discontinued operations, net of income taxes, per common share, diluted	$0.02	$(0.15)	$0.07	$(0.13)

Earnings per common share, diluted	$0.20	$0.29	$0.41	$0.76

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

7. Stock Option Plans and Employee Stock Purchase Plan

Prior to 1997, the Company granted options to key employees under the 1992 Stock Option Plan. This plan was terminated in 1997 upon the adoption of the 1997 Stock Option Plan. The 1997 Plan provides for the granting to employees and non-employee directors of qualified and non-qualified options to purchase an aggregate of up to 7,725,000 shares of common stock. Options to purchase common stock may be granted at prices not less than 50% of the fair market value of the common stock at the date of grant, for a term of no more than ten years. Vesting provisions for individual awards are at the discretion of the Board of Directors.

The following table summarizes the option activity under the plans for the six-month periods ended June 30, 2002 and 2003:

	2002	Weighted Avg. Exercise Price	2003	Weighted Avg. Exercise Price
Option outstanding at January 1	4,757,778	$5.39	5,807,118	$14.72
Options granted	1,176,750	$19.68	112,500	$28.23
Options exercised	(1,181,306)	$3.07	(1,661,441)	$6.82
Options forfeited	(5,625)	$4.23	(40,500)	$14.66

Options outstanding at June 30	4,747,597	$16.16	4,217,677	$18.19

Options exercisable at June 30	1,695,843	$12.46	1,605,304	$14.50

All options granted have an exercise price equal to or greater than the quoted market price of the Company’s common stock on the date of grant. Exercise prices for the options outstanding as of June 30, 2003, ranged from $4.17 to $33.25, as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price of Options Exercisable	Weighted Average Remaining Contractual Life of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$4.17 - $8.71	717,804	$4.38	6.21	440,304	$5.12
$9.76 - $14.14	860,625	$12.24	8.25	521,250	$12.25
$14.32 - $33.25	2,639,248	$23.88	9.13	643,750	$22.74

	4,217,677	$18.19		1,605,304	$14.50

Employee Stock Purchase Plan

The Company maintains the FTI Consulting, Inc. Employee Stock Purchase Plan. The plan allows eligible employees to purchase shares of common stock at 85% of the lower of the closing price of the Company’s common stock on the first trading day or the last trading day of each semi-annual offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. On June 30, 2003, the Company issued 113,275 shares of its common stock to participants in the Plan.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003 (continued)

(amounts in tables expressed in thousands, except per share data)

8. Income Taxes

The income tax provisions for interim periods in 2002 and 2003 are based on the estimated effective tax rates applicable for the full years. The Company’s income tax provision for continuing operations of approximately $25.2 million for the six-month period ended June 30, 2003 consists of federal and state income taxes. The effective income tax rate in 2003 is expected to be approximately 40.5%. This rate is higher than the statutory federal income tax rate of 35% due principally to state and local income taxes.

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

In January 2003, the Company completed the sale of the LWG asset disposal group and received $2.15 million in cash and a long-term note for $2.0 million. In accordance with its credit facility, the Company repaid $2.15 million of its long-term debt and wrote-off approximately $14,000 of deferred financing fees to interest expense.

In February 2003, the Company completed a public offering of 3,992,392 shares of its common stock for $99.2 million in cash (net of offering costs of $1.4 million). The credit facility requires that at least half of the net proceeds from any public offering of equity securities be applied to the repayment of the long-term debt. In February 2003, the Company repaid $49.8 million of debt and wrote-off $499,000 of deferred financing fees to interest expense.

Aggregate maturities of debt at June 30, 2003 are as follows:

July 1 through December 31, 2003	$10,000
2004	17,212
2005	8,667

35,879
less current portion	(20,000)

Total -	$15,879

FTI Consulting, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FTI Consulting is a multi-disciplined consulting firm with leading practices in the areas of turnaround, bankruptcy and litigation-related consulting services. We are one of the largest U.S. providers of turnaround, restructuring, bankruptcy and related consulting services. Our highly skilled professionals assist distressed companies in improving their financial position, or their creditors or other stakeholders in maximizing recovery of their claims. We also provide other consulting services such as corporate recovery, forensic accounting, fraud investigation and asset tracing, regulatory, intellectual property, and mergers and acquisitions advisory services. Our trial support practice group advises clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial.

In July 2002, we committed to a plan to sell our applied sciences practice group, which offers a broad range of forensic engineering and scientific investigation services. In January 2003, we completed the sale of the LWG asset disposal group. In the second quarter of 2003, we believed the fair value of the net assets of the SEA disposal group to be $16.0—$18.0 million based upon advice from our investment bankers and discussions with prospective buyers. We recorded a $3.0 million loss from the sale of discontinued operations during the second quarter of 2003, which was reflected in the press release filed on Form 8-K with the Securities and Exchange Commission on July 23, 2003. On August 11, 2003, we entered into a definitive agreement to sell the assets and liabilities of the SEA asset disposal group to its senior management for its adjusted book value of $16.0 million. As a consequence of the SEA transaction being structured as a sale of assets, the Company is expected to incur income taxes of approximately $3.4 million and other transaction-related costs of approximately $600,000 upon sale. This additional $4.0 million loss from the sale of discontinued operations has been recorded as of June 30, 2003, in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of our applied sciences practice group are treated as discontinued operations. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations. We have included in Note 4 – Pending Sale of Applied Sciences Practice Group to the Consolidated Financial Statements a more comprehensive discussion about our discontinued operations.

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. In the first half of 2003, our direct costs were 45.7% of revenues, an improvement from 49.2% in the first half of 2002. This improvement is primarily attributable to changes in the mix of our service offerings resulting primarily from the acquisition of BRS.

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, corporate overhead expenses and depreciation and amortization of property and equipment. In the first half of 2003, selling, general and administrative expenses, including depreciation and amortization of property and equipment, represented about 20.4% of our revenues, a substantial reduction from the 25.2% of revenues these expenses represented in the first half of 2002. The primary reason for this relative improvement is that the majority of our growth in revenues has been in our financial consulting practice groups, which have lower ratios of selling, general and administrative expenses than our trial support practice groups. Our corporate overhead costs, which are included in selling, general and administrative expenses, represented about 4.9% of revenues in the first half of 2003, and 7.9% in the first half of 2002. The relative decline in our corporate overhead costs reflects the increased leverage of our overhead and corporate support services in relation to our increased revenue base.

We had goodwill related to our continuing operations of about $304.5 million at June 30, 2003, that we recorded principally from business combinations that we completed in the last five years, including $224.2 million related to our acquisition of BRS and $3.7 million related to our acquisition of Technology & Financial Consulting, Inc. (TFC), both during 2002. This goodwill represented about 58.1% of our total assets at June 30, 2003. As of January 1, 2002, we no longer amortize this goodwill, but rather make at least annual assessments of impairment. Our applied sciences practice group had goodwill of approximately $4.6 million at June 30, 2003, which is included in long-term assets of discontinued operations in the consolidated balance sheets. In the second quarter of 2003, based upon advice from our investment bankers and discussions with prospective buyers we believed the value of this asset group to be in the $16.0 million to $18.0 million range, and recorded a $3.0 million impairment loss to reflect the net assets at the lower end of this range. This impairment loss was reflected in our press release filed on Form 8-K with the Securities and Exchange Commission on July 23, 2003. On August 11, 2003, we entered into a definitive agreement to sell the assets and liabilities of the SEA asset disposal group to its senior management for $16.0 million. As a consequence of the transaction being structures as a sale of assets, the Company is expected to incur income taxes of approximately $3.4 million and other transaction-related costs of approximately $600,000 upon sale. This additional $4.0 million loss from the sale of discontinued operations has been recorded as of June 30, 2003, in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission.

Recent Developments

Acquisition of BRS

On August 30, 2002, we acquired BRS for $142.0 million in cash and 3,000,000 shares of our common stock valued at $101.9 million. Results from continuing operations for the first half of 2003 include the contribution from BRS, which was not included in 2002 first half results. We have recorded $224.2 million of goodwill related to this acquisition.

Pending Sale of Our Applied Sciences Practice Group

In July 2002, we committed to a plan to sell our applied sciences practice group, consisting of two separate business components or asset disposal groups, L.W.G., Inc. and S.E.A., Inc. Prior to September 1, 2002, these two business components comprised our applied sciences reporting segment. In January 2003, we sold the LWG asset disposal group for total consideration of $4.15 million, consisting of cash of $2.15 million and a seven-year note in the amount of $2.0 million. An after-tax loss of approximately $891,000 was recorded in the accompanying financial statements to present the LWG asset disposal group at its fair value less cost to sell. On August 11, 2003, we entered into a definitive agreement to sell the assets and liabilities of the SEA asset disposal group to its senior management for $16.0 million.

The assets comprising the SEA asset disposal group are measured at the lower of their carrying amount or estimated fair value less cost to sell. Property and equipment held for sale are no longer being amortized. During the second quarter of 2003, we believed the value of the SEA asset disposal group to be in the range of $16.0 million to $18.0 million, based upon reports from our investment bankers and discussions with prospective buyers. Accordingly, in June 2003, we wrote down the net assets of the SEA disposal group by approximately $3.0 million, to the lower end of this range. Our press release filed on Form 8-K on July 23, 2003 reflected this impairment charge. As a consequence of the SEA sales transaction being structured as a sale of assets, we expect to incur income taxes of approximately $3.4 million and other transaction-related costs of approximately $600,000. This additional $4.0 million loss from the sale of discontinued operations has been recorded as of June 30, 2003, in accordance with generally accepted accounting principles and the requirements of the Securities and Exchange Commission. The SEA sale transaction is expected to close by August 31, 2003.

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

Bad Debts. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable as well as potential fee reductions or refunds imposed by bankruptcy courts. We estimate this allowance by reviewing the status of past-due accounts and recording general reserves based on our experiences in these cases and historical bad debt expense. Our actual experience has not varied significantly from our estimates. However, if the financial condition of our clients were to deteriorate, resulting in their inability to pay our fees, we may need to record additional allowances in future periods. This risk is mitigated by the retainers that we require from some of our clients prior to performing significant services.

We believe that the addition of BRS has not had a significant effect on our bad debt expense as a percentage of revenue.

Goodwill. We have remaining goodwill from continuing operations of about $304.5 million at June 30, 2003, that we recorded for business combinations that we completed principally in the last five years. We make at least annual assessments of impairment of our goodwill in accordance with out stated accounting policy. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with this goodwill. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill to its estimated implied fair value. In December 2002, we wrote down $1.2 million of goodwill related to the LWG asset disposal group to reflect the net assets of this disposal group at their fair value less cost to sell. The LWG asset disposal group was sold in January 2003. In the quarter ended June 2003, we incurred a $7.0 million loss from the sale of discontinued operations, primarily because we wrote down $6.8 million of goodwill related to the SEA asset disposal group to reflect the net assets of this disposal group at its estimated fair value less cost to sell.

Effect of Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, andTechnical Corrections (“Statement 145”). Among other changes, Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement 145 provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. We adopted Statement 145 in January 2003, and reported as a component of interest expense the losses that we incurred upon the early extinguishment of our debt in connection with the sale of the LWG asset disposal group and the public offering of our common stock. Upon the sale of the SEA asset disposal group, our agreement with our bank-lending group requires the cash proceeds to be used to retire portions of our debt. Also, in February 2003, we completed the public offering of approximately 2.7 million shares of our common stock for cash of $99.2 million (less approximately $1.4 million of offering costs). In accordance with our credit agreement, we used half of the proceeds from the stock offering to retire portions of our long-term debt. In February 2003, we wrote-off $499,000 of deferred bank financing fees in connection with the early debt retirement related to the public offering and we estimate that we will write-off up to approximately $400,000 of deferred bank financing fees upon the sale of the SEA asset disposal group, depending upon the sales price and payment terms. In accordance with Statement 145, we recorded these charges as interest expense in the statement of income.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. It requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company currently does not have any interest in variable interest entities and, therefore, will apply the provisions of FIN 46 prospectively.

Results of Continuing Operations

Three Months Ended June 30, 2003 and 2002

Revenues. Revenues from continuing operations for the three months ended June 30, 2003, increased 137.4% to $94.5 million compared with $39.8 million in the second quarter of 2002. The greatest growth was in our bankruptcy and restructuring practice groups, which includes the acquisition of BRS, in addition to our organic growth. Our forensic consulting practices, including our trial support and electronic evidence practices account for approximately 30% of our revenues during the second quarter of 2003 and also experienced significant growth in revenue, principally attributable to our ability to recruit seasoned financial professionals to meet the continued strong demand for our consulting services. The total and billable number of our employees at June 30, 2003 was 761 and 587, respectively, representing increases of 102% and 113%, respectively, primarily resulting from our acquisition of BRS. Our average rate per hour for the second quarter of 2003, was $350, an increase from the $333 average in the fourth quarter of 2002. Utilization of billable personnel was approximately 86% during the second quarter of 2003, compared to approximately 80% for the same period of 2002. The new practice areas we added during the prior year have contributed to the revenues and operating income during the quarter.

Direct Cost of Revenues. Direct cost of revenues from our continuing operations was 45.6% of our total revenues in the second quarter of 2003, and 49.1% in the same period of 2002. The improvement in 2003 resulted primarily from the relative growth and improvements in staff utilization of our turnaround, restructuring and bankruptcy practice area, which generally has higher gross margins than our other practice areas.

Selling, General and Administrative Expenses. As a percent of our total revenues, these expenses, which include depreciation and amortization of property and equipment, were 19.9% in the second quarter of 2003, and 24.5% in the second quarter of 2002. This improvement in 2003 was primarily the result of the growth in our turnaround, restructuring and bankruptcy services, which have a lower selling and general administrative expense as a percent of revenues than our other practice areas, and also the result of the greater leverage of our corporate overhead costs in relation to our increased revenue base.

Amortization of Other Intangible Assets. In connection with the acquisition of BRS, we recorded approximately $5.1 million of other intangible assets, consisting primarily of client backlog, which are being amortized over their useful lives ranging from 18 to 36 months. We began to amortize these other intangible assets in September 2002, and amortization expense in the second quarter of 2003 was $775,000.

Interest Income and Expense, Net. Net interest expense consisted primarily of interest on debt we incurred to purchase businesses over the past several years. Interest rates during 2003 have been lower than in 2002, although the additional borrowings in August 2002 to acquire BRS substantially increased the amount of debt on our books at the beginning of 2003 when compared to 2002. At January 1, 2003, we had $97.8 million of debt, and at June 30, 2003, we had $35.9 million of debt. During the quarter, we repaid $5.0 million of debt in accordance with the amortization schedule included in the credit facility. Interest expense in the second quarter of 2003 was $976,000 compared to $654,000 in the same period of 2002.

Income Taxes. Our effective tax rate was approximately 40.5% from continuing operations during the three-month periods ended June 30, 2003 and 2002. We expect our effective tax rate from continuing operations to remain the same for the remainder of the current year.

Six Months Ended June 30, 2003 and June 30, 2002

Revenues. Revenues from continuing operations for the six-months ended June 30, 2003 increased 152.1% to $195.9 million compared to $77.7 million in the first half of 2002. Revenues from continuing operations increased 15.8% compared with pro forma revenues from continuing operations of $169.1 million for the six-months ended June 30, 2002, assuming the August 31, 2002 acquisition of BRS had occurred at the beginning of 2002. Results for the six-months ended June 30, 2002 for BRS are only available for the entire six-month period and not separately for the first or second quarters. Accordingly, pro forma results are only available for the combined six-month period. Our organic growth in the first half of 2003 was across all practice areas as we continue to hire, retain and utilize our professional staff. Our average bill rate for the first six-months of 2003 was $347, compared to $252 for the first half of 2002. This increase is due, in part, to the increased concentration of restructuring and turnaround consulting services, which typically have higher hourly rates than some of our other practice areas. Our average utilization for the first half of 2003 was 89%, compared to 80% for the same period of 2002.

Direct Cost of Revenues. Direct cost of revenues from our continuing operations was 45.7% of our total revenues during the first half of 2003, and 49.2% in the first half of 2002. The improvement in 2003 resulted primarily from the relative growth and improvements in staff utilization in all our practice areas, and the relative increase in our turnaround, restructuring and bankruptcy practices, which have higher gross margins that our other practice areas.

Selling, General and Administrative Expenses. As a percent of our total revenues, these expenses, which include depreciation and amortization of property and equipment, were 20.4% in the first half of 2003, and 25.2% in the first half of 2002. The improvement in 2003 was primarily the result of the growth in our turnaround, restructuring and bankruptcy services, which have a lower selling and general administrative expense as a percent of revenues than our other practice areas, and also the result of the greater leverage of our corporate overhead costs in relation to our increased revenue base.

Amortization of Other Intangible Assets. We began to amortize the $5.1 million of other intangible assets recorded in connection with the acquisition of BRS in September 2002, and amortization expense for the first half of 2003 was approximately $1.6 million.

Interest Income and Expense, Net. Net interest expense for the first six-months of 2003 was $2.6 million compared to $1.3 million for the same period of 2002. Included in the 2003 expense is $513,000 of deferred bank financing fees we wrote off in connection with the early debt extinguishments paid in the first quarter of the year. During the first six-months of 2003, we repaid $51.9 million of debt in connection with public offering of our common stock and the sale of the LWG asset disposal group. We also repaid $10.0 million of debt in accordance with the amortization schedule included in the credit facility.

Income Taxes. Our effective tax rate was approximately 40.5% from continuing operating for the first six-months of 2003, and we expect this to continue through the remainder of the year.

Liquidity and Capital Resources

During the six-months ended June 30, 2003, net cash provided by our operations was about $53.8 million, as compared to about $13.0 million for the comparable period in 2002. We continue to finance operations and capital expenditures solely through cash flows from operations. Cash flows from operations have improved year-over-year since 2000 primarily due to increases in net income. During 2003, the increase in net cash provided by operations occurred primarily because our total revenues from continuing operations increased by 152.1%, while our direct cost of revenues and our selling, general and administrative expenses declined as a percentage of revenues to 66.1% (from 74.4% in the first half of 2002). Additionally, we realized a $11.1 million income tax benefit from stock option exercises that further increased our cash flows from operations during the first half of 2003. The income tax benefit from stock option exercises was $7.0 million in the first half of 2002.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses, and accrued compensation expense. Changes in these balances are affected by the timing of billings and collections of receivables as well as payments for compensation arrangements. During the first half of 2003, changes in operating assets and liabilities decreased cash flows from operations by $5.2 million. This was primarily because of increases in our billed and unbilled accounts receivables and billings in excess of services provided. Our average collection period in the first half of 2003 declined when compared to the first quarter of 2002, primarily because of retainers paid by clients prior to the performance of our services. Our customary collection terms range from 30 to 60 days for all of our clients.

During the first six-months of 2003, we spent $5.5 million for net additions to property and equipment, primarily related to the integration of BRS. In 2003, we expect to spend approximately $10.0 to $12.0 million for property and equipment additions, including $4.0 million related to the integration of BRS. We had no material outstanding purchase commitments at June 30, 2003.

Our financing activities in all periods have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock and exercises of stock options. Our long-term debt arrangements have principally been obtained to provide financing for our acquisitions of businesses, particularly BRS in 2002. During the first quarter of 2003, we completed the public offering of 2.7 million shares of our common stock, generating $99.2 million in cash (net of offering costs of $1.4 million). We used approximately half of the net proceeds from the stock offering to repay our long-term debt. We also used all of the net cash proceeds from the sale of the LWG asset disposal group to repay $2.15 million of debt. At March 31 and June 30, 2003, we paid the $5.0 million installments due on our amortizing long-term debt. At June 30, 2003, we had $100.0 million available under our revolving credit facility.

During the first six-months of 2003, stock options to purchase 1,661,441 shares of our common stock were exercised. These exercises generated $22.4 million in cash (including the $11.1 million income tax benefit from the stock option exercises).

We intend to complete the sale of our applied sciences practice during the third quarter of 2003. Under the credit facility, we are required to apply all of the proceeds from the sale to reduce our outstanding aggregate debt under the facility.

We expect that cash generated from our operations and cash available under our credit facility will be sufficient to meet our normal operating requirements for the foreseeable future.

Below is a summary of our contractual obligations and commitments at June 30, 2003:

Contractual Obligations	Total	2003	2004	2005	2006	Thereafter
Long-term debt	$35,879	$10,000	$17,212	$8,667	$—	$—
Operating leases	49,720	4,209	8,110	8,813	6,945	21,643

Total obligations	85,599	14,209	25,322	17,480	6,945	21,643
Operating leases of discontinued operations	(4,376)	(606)	(925)	(882)	(732)	(1,231)

Total obligations of continuing operations	$81,223	$13,603	$24,397	$16,598	$6,213	$20,412

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

Interest rate swaps with notional principal amounts of $20.3 million at June 30, 2003, were designated as hedges against a portion of our outstanding debt and were used to convert the interest rate on a portion of our variable rate debt to fixed rates for the life of the swap. Our pay rate on the hedged portion of our debt was 8.13% at June 30, 2003, compared to our receive rate of 1.45%. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income.

ITEM 4.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the deterioration of the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not presently a party to any material litigation.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 annual meeting of stockholders on May 21, 2003. At the 2003 annual meeting, the stockholders elected James A. Flick, Jr. and Peter F. O’Malley as directors for a term of three years. The stockholders voted as follows:

	For	Authority Withheld
James A. Flick, Jr.	21,762,192	1,211,918
Peter F. O’Malley	21,762,192	1,211,918

In addition, the terms of the following directors continued after the 2003 annual meeting: Denis J. Callaghan, Jack B. Dunn, IV, Stewart J. Kahn, Dennis J. Shaughnessy and George P. Stamas.

At the 2003 annual meeting, the Company’s stockholders also took the following actions:

1. Approved an amendment to the Company’s charter to increase the number of shares of authorized stock to 80,000,000 shares, consisting of 75,000,000 shares of Common Stock and 5,000,000 of Preferred Stock. The stockholders voted as follows:

For	Against	Abstain
18,306,284	746,484	11,375

2. Approved an amendment of the Company’s Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized under such Plan from 950,000 to 1,200,000 (which became 1,800,000 after the three-for-two stock split paid to shareholders on June 4, 2003). The stockholders voted as follows:

For	Against	Abstain
22,088,902	873,026	12,182

3. Ratified the selection of Ernst & Young, LLP, as the Company’s independent auditors for the year ended December 31, 2003. The stockholders voted as follows:

For	Against	Abstain
22,635,768	328,265	10,077

ITEM 5.	OTHER INFORMATION

On August 11, 2003, the Company announced that it had entered into a definitive agreement to sell the assets and liabilities of its SEA practice group to its senior management. The sale of SEA will complete the disposition of Company’s former Applied Sciences group, the results of which have been presented as discontinued operations in the Company’s financial statements as of June 30, 2003. Effective upon the closing date, the Company will receive cash consideration of $10.0 million, which will be used to reduce the outstanding balance under it’s existing term loan, as well as a promissory note from the buyer in the amount of $6.0 million, to be paid over seven years, with interest payable monthly at 9.0 percent per annum and principal payable monthly beginning in the fourth year.

The sales price of $16.0 million is consistent with FTI’s conclusion that a $16.0 million sales price approximated the net carrying value of the assets less assumed liabilities of the group after providing for a $3.0 million loss from the sale of discontinued operations in its second quarter 2003 financial results as described in its press release of July 23, 2003 and included in a Form 8-K filed with the Securities and Exchange Commission. As a consequence of the transaction being structured as a sale of assets, FTI is expected to incur income taxes of approximately $3.4 million and other transaction-related costs estimated to be $0.6 million upon the sale. The total of $4.0 million, or $0.09 per share, will be included as additional loss from sale of discontinued operations in FTI’s financial results for the second quarter of 2003 and is recorded and discussed further in this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b) Reports on Form 8-K

On April 23, 2003, the Company filed a Current Report on Form 8-K (item 9) regarding the financial results for the quarter ended March 31, 2003 and other information.

On May 21, 2003, the Company filed a Current Report on Form 8-K (item 5) regarding the increase in authorized capital approved by stockholders at the 2003 annual meeting and the previously announced three-for-two stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: August 13, 2003	By	/s/ THEODORE I. PINCUS
THEODORE I. PINCUS Executive Vice President, Chief Financial Officer (principal financial and accounting officer) and Assistant Secretary

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).