Form 10-Q
period 2003-09-30
FTI CONSULTING INC
filed 2003-11-13
CIK 887936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Bestgate Road, Suite 100, Annapolis, Maryland	21401
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common stock, par value $0.01 per share	41,930,874

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I. — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2002	September 30, 2003
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,906	$133,418
Accounts receivable, net of allowance of $6,955 in 2002 and $10,399 in 2003	29,271	36,919
Unbilled receivables, net of allowance of $2,061 in 2002 and $4,586 in 2003	35,576	21,159
Deferred income taxes	2,364	2,364
Prepaid expenses and other current assets	3,165	3,741
Current assets of discontinued operations	11,084	—

Total current assets	91,366	197,601

Property and equipment
Furniture, equipment and software	22,588	29,319
Leasehold improvements	4,714	5,688

	27,302	35,007
Accumulated depreciation and amortization	(12,364)	(16,819)

Total property and equipment, net	14,938	18,188

Deferred income taxes	200	200
Goodwill	299,241	298,315
Other intangible assets, net of accumulated amortization of $1,033 in 2002 and $3,358 in 2003	4,067	1,742
Notes receivable	—	8,000
Other assets	5,799	4,491
Long-term assets of discontinued operations	14,920	—

Total assets	$430,531	$528,537

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31, 2002	September 30, 2003
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$7,410	$11,301
Accrued compensation expense	25,400	18,765
Income taxes payable	3,534	4,594
Deferred income taxes	193	193
Current portion of long-term debt	20,000	9,504
Billings in excess of services provided	19,921	18,361
Other current liabilities	466	300
Current liabilities of discontinued operations	664	—

Total current liabilities	77,588	63,018

Long-term debt, net of current portion	77,833	11,375
Other long-term liabilities	1,405	1,458
Deferred income taxes	5,730	11,842

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,006,438 shares issued and outstanding in 2002 and 41,820,663 shares issued and outstanding in 2003	360	418
Additional paid-in capital	200,456	325,684
Unearned compensation	(346)	(79)
Retained earnings	68,198	115,003
Accumulated other comprehensive loss	(693)	(182)

Total stockholders’ equity	267,975	440,844

Total liabilities and stockholders’ equity	$430,531	$528,537

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

Unaudited

	Three Months Ended September 30,
	2002	2003
Revenues	$55,859	$83,593

Operating expenses
Direct cost of revenues	27,278	37,388
Selling, general and administrative expense	13,246	19,165
Amortization of other intangible assets	252	775

	40,776	57,328

Operating income	15,083	26,265

Other income (expense)
Interest income	66	404
Interest expense	(1,317)	(1,249)

	(1,251)	(845)

Income from continuing operations before income taxes	13,832	25,420

Income taxes	5,596	10,295

Income from continuing operations	8,236	15,125

Discontinued operations
Income (loss) from operations of discontinued operations, net of income taxes of $457 in 2002 and $190 in 2003	656	(267)
Gain from sale of discontinued operations, net of income tax benefit of $658 in 2003	—	304

Income from discontinued operations	656	37

Net income	$8,892	$15,162

Earnings per common share — basic
Income from continuing operations	$0.25	$0.36

Net income	$0.27	$0.36

Earnings per common share — diluted
Income from continuing operations	$0.24	$0.36

Net income	$0.26	$0.36

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

Unaudited

	Nine Months Ended September 30,
	2002	2003
Revenues	$133,556	$279,470

Operating expenses
Direct cost of revenues	65,512	126,998
Selling, general and administrative expense	32,796	59,119
Amortization of other intangible assets	252	2,325

	98,560	188,442

Operating income	34,996	91,028

Other income (expense)
Interest income	148	767
Interest expense	(2,730)	(4,183)

	(2,582)	(3,416)

Income from continuing operations before income taxes	32,414	87,612

Income taxes	13,097	35,485

Income from continuing operations	19,317	52,127

Discontinued operations
Income from operations of discontinued operations, net of income taxes of $1,897 in 2002 and $1,156 in 2003	2,867	1,649
Loss from sale of discontinued operations, net of income tax provision of $2,681 in 2003	—	(6,971)

Income (loss) from discontinued operations	2,867	(5,322)

Net income	$22,184	$46,805

Earnings per common share — basic
Income from continuing operations	$0.63	$1.28

Net income	$0.72	$1.15

Earnings per common share — diluted
Income from continuing operations	$0.59	$1.25

Net income	$0.67	$1.12

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(dollars in thousands)

Unaudited

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, January 1, 2003	$360	$200,456	$(346)	$ 68,198	$(693)	$267,975

Payment for fractional shares		(2)				(2)

Issuance of 3,992,392 shares of common stock for cash, net of offering costs of $1,386	40	99,183				99,223

Exercise of stock options to purchase 1,714,566 shares of common stock, including income tax benefit of $11,173	17	23,680				23,697

Issuance of 113,275 shares of common stock under employee stock purchase plan	1	2,404				2,405

Forfeiture of 3,600 shares of restricted stock	—	(37)				(37)

Amortization of unearned compensation			267			267

Other comprehensive income, net of income tax benefit of $348					511	511

Net income for the nine months ended September 30, 2003				46,805		46,805

Balance, September 30, 2003	$418	$325,684	$ (79)	$115,003	$(182)	$440,844

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

Unaudited

	Nine Months Ended September 30,
	2002	2003
Operating activities
Net income	$22,184	$46,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	3,627	4,682
Amortization of other intangible assets	252	2,325
Income tax benefit from stock option exercises	9,090	11,173
Provision for doubtful accounts	891	5,213
Non-cash stock-based compensation	157	748
Non-cash loss from sale of discontinued operations	—	6,691
Non-cash interest expense and other	353	1,603
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(17,915)	2,286
Prepaid expenses and other current assets	(519)	(739)
Accounts payable and accrued expenses	715	4,132
Accrued compensation expense	4,580	(4,805)
Billings in excess of services provided	1,756	(1,383)
Income taxes, recoverable and payable	3,289	(1,620)
Deferred income taxes	—	6,112
Other liabilities	(56)	(133)

Net cash provided by operating activities	28,404	83,090

Investing activities
Cash received from sale of discontinued operations	—	12,150
Purchases of property and equipment	(5,949)	(7,988)
Payments for acquisition of businesses, including acquisition costs	(144,629)	—
Contingent payments to former owners of subsidiaries	(121)	(408)
Change in other assets	(666)	105

Net cash (used in) provided by investing activities	(151,365)	3,859

Financing activities
Issuance of common stock, net of offering costs	—	99,223
Issuance of common stock under stock option and employee stock purchase plans	6,641	14,411
Borrowings under long-term debt arrangements	119,000	—
Payments of long-term debt	(8,250)	(76,954)
Payments of financing fees and other	(3,668)	—
Change in other long-term liabilities	—	(117)

Net cash provided by financing activities	113,723	36,563

Net (decrease) increase in cash and cash equivalents	(9,238)	123,512

Cash and cash equivalents, beginning of period	12,856	9,906

Cash and cash equivalents, end of period	$3,618	$133,418

See accompanying notes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2003

(dollar amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and under the rules and regulations of the Securities and Exchange Commission for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. You should not expect the results of operations for interim periods to necessarily be an indication of the results for a full year. You should read these financial statements in conjunction with the consolidated financial statements and the notes contained in our annual report on Form 10-K for the year ended December 31, 2002.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Billings in Excess of Services Provided

Billings in excess of services provided represents amounts billed to clients, such as retainers, in advance of work being performed. Clients may make advance payments, which are held on deposit until completion of work. These amounts are either applied to final billings or refunded to clients upon completion of work. Retainers in excess of related accounts receivable and unbilled receivables are recorded as billings in excess of services provided in the consolidated balance sheets.

Earnings per Common Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive effects of shares issuable under our stock option plans using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Numerator — basic and diluted
Income from continuing operations	$8,236	$15,125	$19,317	$52,127
Income (loss) from discontinued operations, net of income taxes	656	37	2,867	(5,322)

Net income	$8,892	$15,162	$22,184	$46,805

Denominator (in thousands)
Weighted average number of common shares outstanding — basic	32,435	41,764	30,801	40,597
Effect of dilutive stock options	2,080	821	2,216	1,209

Weighted average number of common shares outstanding — diluted	34,515	42,585	33,017	41,806

Earnings per common share — basic
Income from continuing operations	$0.25	$0.36	$0.63	$1.28
Income (loss) from discontinued operations, net of income taxes	0.02	—	0.09	(0.13)

Net income	$0.27	$0.36	$0.72	$1.15

Earnings per common share — diluted
Income from continuing operations	$0.24	$0.36	$0.59	$1.25
Income (loss) from discontinued operations, net of income taxes	0.02	—	0.08	(0.13)

Net income	$0.26	$0.36	$0.67	$1.12

Antidilutive stock options	49,500	1,792,500	1,034,250	803,250

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

September 30, 2003

(dollar amounts in tables expressed in thousands, except per share data)

Unaudited

2. Significant Accounting Policies and Recent Accounting Pronouncements — (continued)

Stock-Based Compensation

We record compensation expense for stock-based compensation for employees and non-employee members of our board of directors using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the grant date exceeds the exercise or acquisition price of the stock or stock-based award. We account for stock-based compensation for non-employees at fair value using a Black-Scholes option-pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and other applicable accounting principles.

We have two stock-based employee compensation plans, which are described more fully in Note 7 — Stock Option Plans and Employee Stock Purchase Plan. All options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. We also periodically issue restricted and unrestricted stock to employees in connection with new hires and performance evaluations. The fair market value on the date of issue of unrestricted stock is immediately charged to compensation expense, and the fair value on the date of issue of restricted stock is charged to compensation expense ratably over the restriction period.

We comply with the disclosure provisions of Statement No. 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The following table illustrates the effect on net income and earnings per share if we had determined compensation costs by applying the fair value recognition provisions of Statement No. 123 to stock-based employee awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income, as reported	$8,892	$15,162	$22,184	$46,805
Add — Stock-based employee compensation cost included in reported net income, net of taxes	139	631	242	748
Deduct — Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,037)	(3,256)	(5,013)	(8,298)

Net income, pro forma	$6,994	$12,537	$17,413	$39,255

Earnings per common share
Basic, as reported	$0.27	$0.36	$0.72	$1.15

Basic, pro forma	$0.22	$0.30	$0.57	$0.97

Diluted, as reported	$0.26	$0.36	$0.67	$1.12

Diluted, pro forma	$0.21	$0.30	$0.54	$0.96

The total stock-based employee compensation expense determined under the Black-Scholes option-pricing model is higher in 2003 than in 2002, largely due to option grants that occurred in the fourth quarter of 2002 and to a lesser extent due to the options granted in 2003.

The Black-Scholes option-pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe the existing models do not necessarily provide a reliable measure of the fair value of our stock-based awards. The fair value of the

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

September 30, 2003

(dollar amounts in tables expressed in thousands, except per share data)

Unaudited

2. Significant Accounting Policies and Recent Accounting Pronouncements — (continued)

Stock-Based Compensation — (continued)

stock-based awards was estimated on the measurement date using the Black-Scholes option-pricing model using the following assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Assumptions
Risk-free interest rate	3.5%	1.02% — 2.59%	3.5%	1.02% — 2.59%
Dividend yield	0%	0%	0%	0%
Expected life of option grants	2.6 years	3 years	2.6 years	3 years
Expected life of stock purchase plan grants	0.5 years	0.5 years	0.5 years	0.5 years
Stock price volatility — option plan grants	63.7%	55.5%	63.7% — 68.5%	55.5% — 59.4%
Stock price volatility — purchase plan grants	57.3%	33.8%	54.6% — 57.3%	33.8% — 61.0%
Weighted average fair value of grants
Stock options	$10.15	$8.46	$9.22	$9.26
Employee stock purchase plan shares	$7.09	$5.98	$5.53	$7.37
Restricted shares	$26.53	—	$23.35	—

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We estimate our quarterly income tax provisions considering the expected annual effective income tax rate, and adjust the current and deferred income tax accounts in making these estimates. The effective income tax rate in 2003 is expected to be approximately 40.5%. This rate is higher than the statutory federal income tax rate of 35% due principally to state and local income taxes.

Goodwill and Other Intangible Assets

We perform impairment tests on the carrying value of our goodwill on at least an annual basis. No impairment of goodwill was identified as a result of these tests, which we conducted as of October 1, 2002. Other intangible assets with finite lives are amortized over their estimated useful lives. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

	Continuing Operations	Discontinued Operations	As Reported
Balance as of January 1, 2003	$299,241	$13,214	$312,455
Goodwill acquired during the year:
Contingent payments to former owners of subsidiaries	408	—	408
Adjustment to allocation of BRS purchase price	(1,334)	—	(1,334)
Goodwill disposed of during the year:
Sale of LWG asset disposal group	—	(1,884)	(1,884)
Sale of SEA asset disposal group	—	(4,557)	(4,557)
Impairment of SEA asset disposal group	—	(6,773)	(6,773)

Balance as of September 30, 2003	$298,315	$—	$298,315

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

September 30, 2003

(dollar amounts in tables expressed in thousands, except per share data)

Unaudited

2. Significant Accounting Policies and Recent Accounting Pronouncements — (continued)

Goodwill and Other Intangible Assets — (continued)

As discussed in Note 3 — Acquisitions, on August 30, 2002, we acquired the domestic Business Recovery Services, or BRS, division of PricewaterhouseCoopers, LLP. As discussed in Note 4 — Discontinued Operations and Sale of Applied Sciences Practice Group, we sold our applied sciences practice group during 2003. Our applied sciences practice group consisted of two separate business components or asset disposal groups, LWG, Inc. and S.E.A., Inc. We completed the sale of the LWG asset disposal group in January 2003 and we completed the sale of the SEA asset disposal group in August 2003. During the second quarter of 2003, we recorded a $6.8 million impairment loss to reflect the estimated fair value of the net assets of the SEA asset disposal group less the estimated costs to sell.

The table below summarizes our other intangible asset subject to amortization.

	December 31, 2002		September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contracts, backlog	$4,200	$933	$4,200	$3,033
Intellectual property	360	40	360	130
Non-compete agreement	540	60	540	195

	$5,100	$1,033	$5,100	$3,358

Intangible asset amortization is estimated to be $775,000 for the remainder of 2003, $767,000 in 2004 and $200,000 in 2005.

Early Extinguishment of Debt

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other changes, Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement No. 145 provides that gains and losses from extinguishments of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses.

As required by our bank credit agreement, we retired a portion of our long-term debt in connection with the sale of the LWG asset disposal group and the public offering of our common stock during the first quarter of 2003. We made additional repayments of our long-term debt in the third quarter of 2003 in connection with the sale of the SEA asset disposal group. As a result, we wrote-off about $513,000 of deferred financing fees during the first quarter of 2003. We wrote off an additional $255,000 of deferred financing fees during the third quarter of 2003. In accordance with Statement No. 145, we recorded these charges as interest expense.

Recent Accounting Pronouncements

FASB Interpretation No. 45. In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also clarifies that upon issuance of a guarantee a guarantor is required to recognize a liability for the fair value of the obligations undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to certain guarantees issued or modified on or after January 1, 2003. The provisions that require recognition of a liability do not apply to a subsidiary’s guarantee of a parent company’s debt owed to a third party. We currently do not guarantee the debt of any entity outside our consolidated group and therefore, the implementation of FASB Interpretation No. 45 did not have a material impact on our financial position or results of operations. As of September 30, 2003, substantially all of our subsidiaries are guarantors of borrowings under our bank credit facility in the amount of $20.9 million.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

September 30, 2003

(dollar amounts in tables expressed in thousands, except per share data)

Unaudited

2. Significant Accounting Policies and Recent Accounting Pronouncements — (continued)

Recent Accounting Pronouncements — (continued)

FASB Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of FASB Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. It requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. We currently do not have any interest in variable interest entities and, therefore, the adoption of FASB Interpretation No. 46 during 2003 did not have an impact on our financial position or results of operations.

FASB Statement No. 149. In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and amends some other existing pronouncements. Statement No. 149 is applied prospectively to all contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. Effective July 1, 2003, we adopted the provisions of Statement No. 149, which did not have any impact on our financial position or results of operations.

FASB Statement No. 150. In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if the financial instrument embodies an obligation of the issuer. Effective July 1, 2003, we adopted the provisions of Statement No. 150, which did not have any impact on our financial position or results of operations.

Reclassifications and Other

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

During the third quarter of 2003, we reversed $2.1 million of previously accrued but unpaid incentive compensation. The incentive compensation was based on earnings during 2003. However, we do not expect to pay this compensation as a result of lower than anticipated earnings. This change in estimate increased basic and diluted earnings per common share by $0.03 for the three-month period ended September 30, 2003.

3. Acquisitions

Domestic Business Recovery Services Division of PricewaterhouseCoopers

On August 30, 2002, we acquired the domestic Business Recovery Services, or BRS, division of PricewaterhouseCoopers, LLP for 3,000,000 shares of common stock valued at $101.9 million and $142.0 million in cash, including $2.0 million in acquisition related expenses. The results of operations of BRS have been included in the accompanying consolidated financial statements since August 31, 2002. We allocated the acquisition cost to identifiable assets and liabilities based upon their estimated relative fair values. We recorded significant goodwill in the BRS acquisition as a result of the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of the BRS acquisition will be fully deductible for income tax purposes over the next 15 years.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

September 30, 2003

(dollar amounts in tables expressed in thousands, except per share data)

Unaudited

3. Acquisitions — (continued)

Domestic Business Recovery Services Division of PricewaterhouseCoopers — (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 30, 2002, the date of acquisition.

Current assets
Accounts receivable, net of allowances	$16,943
Unbilled receivables, net of allowances	25,708

42,651

Estimated intangible assets subject to amortization (estimated two year weighted-average useful life)
Contracts, backlog	4,200
Intellectual property	360
Non-compete agreement	540

5,100

Goodwill	218,361

Total assets acquired	266,112

Current liabilities
Accrued compensation	1,709
Billings in excess of services provided	20,529

Total liabilities assumed	22,238

Net assets acquired	$243,874

4. Discontinued Operations and Sale of Applied Sciences Practice Group

In July 2002, we committed to a plan to sell our applied sciences practice group, consisting of the LWG asset disposal group and the SEA asset disposal group. In January 2003, we sold the LWG disposal group for total consideration of $4.15 million, consisting of cash of $2.15 million and a note in the amount of $2.0 million. The promissory note bears annual interest at 9.75% and matures December 31, 2010. Interest is payable monthly in arrears beginning February 28, 2003. Principal amounts are payable in forty-eight equal monthly installments beginning on January 31, 2007. This unsecured note is subordinated in payment to the issuer’s senior bank debt.

We recorded an after-tax loss of $891,000 as of December 31, 2002 to present the LWG asset disposal group at its fair value less cost to sell. In the first quarter of 2003, we recorded an after-tax loss of $255,000 to write-off costs incurred in connection with the disposal of the SEA and LWG asset disposal groups. Based upon advice from our investment bankers and discussions with prospective buyers, in the second quarter of 2003, we reduced the carrying value of the SEA asset disposal group by $7.0 million to reflect its fair value less cost to sell. This loss included $600,000 of other transaction related costs and $3.4 million of income taxes we expected to incur as a result of the transaction being structured as a sale of assets. During the third quarter of 2003, we reduced our income tax estimate related to the sale of the SEA assets resulting in a gain from sale of discontinued operations during the third quarter of 2003. This change resulted in about a $700,000 decrease to the loss from sale of operations and a $0.02 increase to basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2003.

On August 29, 2003, we completed the sale of the SEA asset disposal group to SEA’s senior management for total consideration of $16.0 million, representing the group’s adjusted carrying value. The total consideration included $10.0 million in cash and a promissory note from the buyer in the amount of $6.0 million. The promissory note bears annual interest at 9.0% and matures in August 2010. Interest is payable monthly in arrears beginning September 30, 2003. Principal amounts are payable in monthly installments beginning on August 31, 2006. This unsecured note is subordinated in payment to the issuer’s senior bank debt.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

September 30, 2003

(dollar amounts in tables expressed in thousands, except per share data)

Unaudited

4. Discontinued Operations and Sale of Applied Sciences Practice Group — (continued)

Because we eliminated the operations and cash flows of the business components comprising the applied sciences practice group from our ongoing operations as a result of the disposal transactions, and because we do not have any significant continuing involvement in the operations after the disposal transactions, we have presented the results of the applied sciences practice group’s operations as a discontinued operation for all periods. Summarized operating results of the applied sciences practice group are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(SEA and LWG)	(SEA Only)	(SEA and LWG)	(SEA Only)
Revenue	$11,021	$6,495	$35,078	$24,011
Income (loss) before income taxes	1,114	(458)	4,871	2,805
Net income (loss)	656	(267)	2,867	1,649

5. Long-Term Debt

As of September 30, 2003, our bank credit facility consisted of $20.9 million in term loans and a revolving credit facility of $100.0 million. The debt under this credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the credit facility, the lenders have a security interest in substantially all of our assets.

Under the terms of the credit facility, we must apply at least half of the net proceeds obtained from any public offering of equity securities to the repayment of the debt. We are also required to apply all of the proceeds from the sale of our applied sciences practice group to reduce our outstanding debt. Accordingly, during the first nine months of 2003, we utilized $12.15 million of cash proceeds from the sale of our applied sciences practice group and $49.8 million from the public offering of our common stock to repay outstanding debt under our credit facility. As a result of these repayments, we wrote-off $768,000 of deferred financing fees to interest expense.

Aggregate maturities of long-term debt at September 30, 2003 are as follows:

October 1 through December 31, 2003	$3,546
2004	8,667
2005	8,666

Long-term debt	20,879
Less current portion	(9,504)

Long-term debt, net of current portion	$11,375

6. Stockholders’ Equity

Equity Offering

In February 2003, we completed a public offering and sale of 3,992,392 shares of our common stock. We received $99.2 million in cash, net of $1.4 million of offering costs.

Stock Split

The board of directors approved a three-for-two split of our common stock payable in the form of a stock dividend to shareholders of record on May 7, 2003, which we paid on June 4, 2003. All share and per share data included in these consolidated financial statements have been restated to reflect the stock split.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

September 30, 2003

(dollar amounts in tables expressed in thousands, except per share data)

Unaudited

7. Stock Option Plans and Employee Stock Purchase Plan

Prior to 1997, we granted qualified and non-qualified stock options to key employees under our 1992 Stock Option Plan. This plan was terminated in 1997 upon the adoption of the 1997 Stock Option Plan. The 1997 plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Options to purchase common stock may be granted at prices not less than 50% of the fair market value of the common stock at the date of grant, for a term of no more than ten years. Vesting provisions for individual awards are at the discretion of our board of directors. Generally, options outstanding under the plans have been granted at prices equal to or exceeding the market value of the stock on the grant date, vest over periods of up to three years, and expire ten years subsequent to award. Under the terms of the 1997 plan, we may also grant restricted and unrestricted common stock to employees. During the nine months ended September 30, 2002, we granted 6,075 shares of unrestricted common stock to employees at a weighted-average fair value of $23.35. We did not grant any shares of common stock to employees during the nine months ended September 30, 2003.

The following table summarizes the option activity under the plans for the nine-month periods ended September 30, 2002 and 2003.

	2002	Weighted Average Exercise Price	2003	Weighted Average Exercise Price
Option outstanding, January 1	4,757,778	$5.39	5,807,118	$14.72
Options granted	2,163,000	$21.71	350,000	$23.90
Options exercised	(1,437,577)	$3.02	(1,714,560)	$7.00
Options forfeited	(5,625)	$4.23	(61,500)	$17.60

Options outstanding, September 30	5,477,576	$12.49	4,381,058	$18.42

Options exercisable, September 30	1,530,325	$7.02	1,413,432	$16.32

Following is a summary of the status of stock options outstanding and exercisable at September 30, 2003.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$ 1.90 — $ 9.76	753,808	$4.43	6.2 years	406,932	$5.05
$10.71 — $12.36	744,375	$12.31	8.0 years	155,625	$12.12
$14.14 — $19.44	283,625	$16.95	8.3 years	206,125	$17.62
$21.33 — $23.82	874,250	$21.64	9.0 years	212,250	$21.56
$24.28 — $25.67	910,500	$24.31	8.9 years	318,500	$24.38
$25.81 — $33.25	814,500	$27.42	9.2 years	114,000	$27.59

	4,381,058	$18.42		1,413,432	$16.32

Employee Stock Purchase Plan

The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is 85% of the lower of the closing price of our common stock on the first trading day or the last trading day of each semi-annual offering period. A total of 1,800,000 shares are authorized for purchase under the plan. During the nine months ended September 30, 2002, employees purchased 94,136 shares under the plan at a weighted-average price of $12.39. During the nine months ended September 30, 2003, employees purchased 113,275 shares under the plan at a weighted-average price of $21.23.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

September 30, 2003

(dollar amounts in tables expressed in thousands, except per share data)

Unaudited

8. Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income	$8,892	$15,162	$22,184	$46,805
Other comprehensive income — change in fair value of interest rate swaps	13	174	106	511

Total comprehensive income, net of income taxes	$8,905	$15,336	$22,290	$47,316

9. Subsequent Events

Acquisitions

On October 15, 2003, we acquired the operations and substantially all the net assets of Ten Eyck Associates, P.C. in exchange for $12.8 million in cash and 175,536 shares of our common stock valued at $3.2 million. The cash purchase price is subject to post-closing adjustments. Ten Eyck is a consulting group that specializes in Securities and Exchange Commission, or SEC, investigations and securities law litigation, SEC accounting and enforcement consulting, fraud investigations, accountants malpractice, director and officer liability issues, financial and accounting crisis management, strategic advice and other financial litigation consulting services.

On October 31, 2003, we acquired the dispute advisory services practice of KPMG, LLP, a U.S. accounting and tax firm, in exchange for $89.1 million in cash. The dispute advisory services practice assists clients in the analysis and resolution of all phases of complex disputes in a variety of forums, including litigation, arbitration, mediation and other forms of dispute resolution. We primarily acquired client backlog, goodwill and a nominal amount of equipment. We did not acquire the accounts receivable or any other working capital related to this operation.

Pending Acquisition

On September 25, 2003, we entered into a definitive agreement to acquire substantially all of the net assets of Lexecon Inc. from its parent company, Nextera Enterprises, Inc. Lexecon provides economic consulting services throughout the United States. The purchase price is about $130.0 million in cash, subject to adjustments. We plan to finance the transaction from a combination of our existing cash, existing bank credit facilities or new credit facilities. Completion of the acquisition is subject to customary conditions, including antitrust review and Nextera Enterprises shareholder approval. We expect the transaction to close during the fourth quarter of 2003.

Bank Credit Facility Commitment Letter

In October 2003, we obtained a commitment letter from our primary lender to extend and expand our current bank credit facility. The effectiveness of this commitment is subject to customary closing conditions, including negotiation of definitive loan documents, the lenders completion of their due diligence investigation of us, and the occurrence of no material adverse change in our business. This new credit facility, if obtained, would likely be on somewhat better terms than our current bank credit facility and would provide for $104.1 million of additional term loan availability, as well as a revolving credit facility similar in amount to our existing revolving credit facility. We would potentially use the additional borrowing capacity anticipated under this new bank credit facility to continue to selectively pursue strategic acquisitions of complementary service businesses, to fund our share repurchase program or for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2003 and 2002, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003. Historical results may not indicate our future performance. See “— Forward Looking Statements.”

FTI Consulting is a multi-disciplined consulting firm with leading practices in the areas of turnaround, bankruptcy and litigation-related consulting services. We are one of the largest U.S. providers of turnaround, restructuring, bankruptcy and related consulting services. Our highly skilled professionals assist distressed companies in improving their financial position, or their creditors or other stakeholders in maximizing recovery of their claims. We also provide other consulting services such as corporate recovery, forensic accounting, fraud investigation and asset tracing, regulatory, intellectual property, and mergers and acquisitions advisory services. Our trial support practice advises clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial.

Business Recovery Services acquisition from PwC. On August 30, 2002, we acquired the domestic Business Recovery Services, or BRS, division of PricewaterhouseCoopers, LLP. Results from continuing operations for the first nine months of 2003 include the contribution from BRS, which was included in our consolidated results beginning August 30, 2002.

Applied sciences practice group sale. During 2003, we sold our applied sciences practice group, consisting of two separate business components, the LWG asset disposal group and the SEA asset disposal group. The applied sciences practice group offered a broad range of forensic engineering and scientific investigation services. In January 2003, we completed the sale of the LWG asset disposal group. On August 31, 2003, we sold the assets and liabilities of the SEA asset disposal group to its senior management for its adjusted book value of $16.0 million. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of our applied sciences practice group are treated as discontinued operations. Based upon advice from our investment bankers and discussions with prospective buyers, in the second quarter of 2003, we reduced the carrying value of the SEA asset disposal group by $7.0 million to reflect its fair value less cost to sell. This loss included $3.4 million of income taxes we expected to incur as a result of the transaction being structured as a sale of assets. During the third quarter of 2003, we reduced our income tax estimate related to the sale of the SEA assets by about $700,000, resulting in a gain from sale of discontinued operations during the third quarter of 2003. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations. We have included in Note 4 — Discontinued Operations and Sale of Applied Sciences Practice Group to the consolidated financial statements a more comprehensive discussion about our discontinued operations.

Transactions and Developments after September 30, 2003

European restructuring practice. On October 1, 2003, we announced the launch of our European restructuring practice with the opening of an office in London. We are establishing this practice to serve our existing clients’ needs in Europe and to expand our business globally.

Ten Eyck acquisition. On October 15, 2003, we acquired the operations and substantially all the net assets of Ten Eyck Associates, P.C. in exchange for $12.8 million in cash and 175,536 shares of our common stock valued at $3.2 million. The cash purchase price is subject to post-closing adjustments. Ten Eyck is a consulting group that specializes in Securities and Exchange Commission, or SEC, investigations and securities law litigation, SEC accounting and enforcement consulting, fraud investigations, accountants malpractice, director and officer liability issues, financial and accounting crisis management, strategic advice and other financial litigation consulting services. Ten Eyck employs about 20 professionals located in Washington, D.C. and King of Prussia, Pennsylvania.

Dispute advisory services acquisition from KPMG. On October 31, 2003, we acquired the dispute advisory services practice from KPMG, LLP, a U.S. accounting and tax firm, in exchange for $89.1 million in cash. Because we did not acquire any net working capital in this transaction, we expect to use about $14.0 million of cash to fund the operations of this acquired practice during the first three to four months after the acquisition is completed. The dispute advisory services practice assists clients in the analysis and resolution of all phases of complex disputes in a variety of forums, including litigation, arbitration, mediation and other forms of dispute resolution. As a result of this transaction, we hired about 26 former KPMG partners, 125 other billable professionals and support staff located in 14 cities across the United States.

Lexecon acquisition. On September 25, 2003, we entered into a definitive agreement to acquire substantially all of the net assets of Lexecon Inc. from its parent company, Nextera Enterprises, Inc. Lexecon provides economic consulting services throughout the United States and has about 200 employees located in Chicago, Illinois and Cambridge, Massachusetts. The purchase price is about $130.0 million in cash, subject to adjustments. We plan to finance the transaction from a combination of our existing cash, existing bank credit facilities or new credit facilities. Completion of the acquisition is subject to customary conditions, including antitrust review and Nextera Enterprises shareholder approval. We expect the transaction to close during the fourth quarter of 2003.

Share repurchase program. In October 2003, our board of directors approved a share repurchase program under which we may purchase, from time to time, up to $50.0 million of our common stock over the next twelve months. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities.

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. We derive substantially all of our revenue from providing professional services to our clients. Most of these services are rendered under arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. We also bill our clients for the cost of the production of our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We recognize our revenue from professional services as work is performed and expenses are incurred. The basis for our policy is the fact that we normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the matter and at our agreed-upon hourly rates. Revenues recognized but not yet billed to clients have been recorded at net realizable value as unbilled receivables in the accompanying consolidated balance sheets. Billings in excess of services provided represent amounts billed to clients, such as retainers, in advance of work being performed.

Some clients pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings or refund any excess over the final amount billed to clients, as appropriate, upon our completion of the work. If the client is in bankruptcy, fees for our professional services are subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work. We make an initial determination whether to record all or a portion of such a holdback as revenue prior to collection on a case-by-case basis.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable as well as potential fee reductions or refunds imposed by bankruptcy courts. We estimate this allowance by reviewing the status of past-due accounts and recording reserves based on our experiences in these cases and historical bad debt expense. Our actual experience has not varied significantly from our estimates. However, if the financial condition of our clients were to deteriorate, resulting in their inability to pay our fees, we may need to record additional allowances in future periods. This risk is mitigated by the retainers that we require from some of our clients prior to performing significant services.

Goodwill. As of September 30, 2003, we have goodwill of $298.3 million that we recorded for business combinations completed principally in the last five years. The majority of this goodwill was generated from our acquisition of BRS during 2002. Goodwill represented 56.4% of our total assets at September 30, 2003. We expect goodwill to increase as a result of our fourth quarter acquisitions. We make at least annual assessments of impairment of our goodwill in accordance with out stated accounting policy. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with this goodwill. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill to its estimated implied fair value. During 2003, we wrote down $6.8 million of goodwill related to the SEA asset disposal group to reflect the net assets of this disposal group at its estimated fair value less cost to sell.

Results of Continuing Operations

Revenues. Revenues from continuing operations for the three months ended September 30, 2003, increased 49.7% to $83.6 million compared with $55.9 million for the three months ended September 30, 2002. Revenues from continuing operations for the nine months ended September 30, 2003 increased 109.3% to $279.5 million compared to $133.6 million for the nine months ended September 30, 2002. The increases in revenues for both the three- and nine-month periods ended September 30, 2003 are primarily attributable to the acquisition of BRS, which occurred on August 30, 2002. Our bankruptcy and restructuring practice accounted for about 70% of our revenues during the three- and nine-month periods. The remaining 30% of our revenues was attributable to our forensic consulting, trial support and electronic evidence practices.

Revenues from continuing operations increased 13.9% compared with pro forma revenues from continuing operations of $73.4 million for the three months ended September 30, 2002, assuming the acquisition of BRS had occurred at the beginning of 2002. We experienced organic growth of 11.3% in our bankruptcy and restructuring practices and 20.5% in our other practices. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions and divestitures of businesses in comparable periods.

Revenues from continuing operations increased 15.2% compared with pro forma revenues from continuing operations of $242.5 million for the nine months ended September 30, 2002, assuming the acquisition of BRS had occurred at the beginning of 2002. Our organic growth during the first nine months of 2003 was across all practice areas. We experienced organic growth of 6.2% in our bankruptcy and restructuring practice. We also experienced significant organic growth of 43.9% in our other practices. This growth was principally due to our ability to recruit seasoned financial professionals to meet the continued demand for our consulting services. The new electronic evidence and trial technology related practices we added during the prior year as well as increased demand for our forensic consulting services contributed to the increases in revenues during 2003.

During the third quarter of 2003, we began to experience a decrease in demand for our bankruptcy and restructuring related services. Our bankruptcy and restructuring practice is our largest practice. Consequently, the decrease in the demand for those services resulted in a lower utilization of billable professionals during the three- and nine-month periods ended September 30, 2003 as compared to the comparable periods in 2002. The decrease in demand for some of our services has resulted in a decline in the growth of our revenues during the third quarter of 2003. We are attempting to mitigate the impact of this decrease in demand by redeploying some of these professionals to work on transaction support, loan due diligence reviews and forensic accounting assignments. However, we expect any resulting declines in revenue to be offset by increased revenues associated with our acquisitions of new businesses during the fourth quarter.

As of September 30, 2003, we had 750 total employees, including 568 billable employees. As compared to September 30, 2002, billable employees decreased 7.9%. Our bankruptcy and restructuring practice experienced a decrease in billable employees primarily resulting from the decreased demand for these services. At the same time, our other practices experienced an increase in billable employees to address the growth in forensic consulting and other services.

Our average bill rate per hour for the third quarter of 2003 was $362, an increase from an average of $307 in the third quarter of 2002. Our average bill rate per hour for the first nine months of 2003 was $351, compared to $303 for the first nine months of 2002. The improvement in our bill rates is the result of several factors, including:

•	an increase in our average bill rates during the year;

•	an increased concentration of restructuring and turnaround consulting services, beginning in August 2002, which typically have higher hourly bill rates than some of our other practice areas; and

•	a decrease in billable employees primarily at the lower levels, which resulted in an increasing percentage of our professional employees being billable at higher rates.

We calculate the utilization rate for our professional staff by dividing the number of hours all of our professionals charged our clients during a period by the total available working hours for all of our professionals assuming a 40-hour work week and a 52-week year. Utilization of billable professionals was about 78% during the third quarter of 2003, compared to about 85% for the same period of 2002. Utilization of billable professionals was about 85% during the first nine months of 2003, compared to about 88% for the same period of 2002. We typically experience lower utilization rates during the third quarter when substantial numbers of professionals take vacations. However, utilization rates have decreased significantly during 2003 in both our bankruptcy and restructuring practice and our trial technology and consulting practice primarily due to the decrease in demand for these services. At the same time, we have experienced increases in utilization rates in our forensic consulting, electronic evidence and merger and acquisition practices. As a result, we are repositioning our resources to focus on services where demand is currently higher.

Direct cost of revenues. Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues from our continuing operations was 44.7% of our total revenues for the three months ended September 30, 2003, and 48.8% for the three months ended September 30, 2002. Direct cost of revenues from our continuing operations was 45.9% of our total revenues during the first nine months of 2003, and 49.1% during the first nine months of 2002. The improvement in the third quarter of 2003 was primarily due to the reversal of $2.1 million of previously accrued but unpaid incentive compensation. The incentive compensation was based on earnings during 2003. However, we do not expect to pay this compensation as a result of lower than anticipated earnings. In addition, the increases in our bill rates have resulted in revenues increasing at a faster rate than direct costs. To a lesser extent, the decrease in the number of billable employees also contributed to the improvement in direct costs as a percentage of revenues.

To date we have addressed the decrease in demand for our bankruptcy and restructuring services through the natural attrition of our professionals as well as through reassignments of professionals to other practice areas. Any decrease in revenues without a corresponding reduction in our costs will likely harm our profitability. We may need to take further actions in the future to reduce our direct compensation costs relative to the decreased demand for our bankruptcy and restructuring services. However, we cannot be sure that our actions will be successful in decreasing our overall operating costs or maintaining our current profitability levels.

Selling, general and administrative expense. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, as well as rent, marketing, corporate overhead expenses and depreciation and amortization of property and equipment. Selling, general and administrative expense was 22.9% of our total revenues for the three months ended September 30, 2003, and 23.7% for the three months ended September 30, 2002. Selling, general and administrative expense was 21.2% of our total revenues for the first nine months of 2003, and 24.6% for the first nine months of 2002. This improvement in 2003 is primarily due to the greater leverage of our corporate overhead costs in relation to our increased revenue base resulting primarily from the acquisition of BRS. Although selling, general and administrative expense has not increased as a percentage of revenues, it has increased in absolute dollars. This increase is largely attributable to increased personnel, facilities and general corporate expenses associated with the acquired operations of BRS and other business expansion.

Our corporate overhead expenses, included in selling, general and administrative expense, represented about 5.7% of total revenues for the three months ended September 30, 2003 and 4.1% for the three months ended 2002. The increase in corporate overhead expenses is primarily related to increased staffing and consulting costs to address the requirements of the Sarbanes-Oxley Act and to further strengthen our corporate governance activities. In particular, we have created internal legal and audit departments and enhanced our regulatory reporting functions. We have also increased our back-office staffing during 2003 to support our growing organization. Corporate overhead expenses represented about 5.1% of total revenues for the first nine months of 2003 and 6.3% for the first nine months of 2002. The relative decline in our corporate overhead costs reflects the increased leverage of our overhead and corporate support services in relation to our increased revenue base.

Bad debt expense, included in selling, general and administrative expense, increased from 1.3% of revenues for the nine months ended September 30, 2002 to 1.9% of revenues for the nine months ended September 30, 2003. Bad debt expense increased from 1.5% of revenues for the nine months ended September 30, 2002 to 1.7% of revenues for the nine months ended September 30, 2003.

Depreciation and amortization of property and equipment has increased as a result of the increase in the furniture and equipment necessary to support a larger organization. Depreciation and amortization decreased from 2.1% of revenues during the third quarter of 2002 to 1.7% of revenues during the third quarter of 2003. Depreciation and amortization decreased from 2.4% of revenues during the third quarter of 2002 to 1.5% of revenues during the third quarter of 2003. We expect depreciation and amortization expense to increase as a result of our acquisitions in the fourth quarter of 2003.

Amortization of other intangible assets. In connection with the acquisition of BRS, we recorded approximately $5.1 million of other intangible assets, consisting primarily of client backlog. We amortize other intangible assets over their useful lives ranging from 18 to 36 months. We began to amortize these other intangible assets in September 2002. We had no other amortizable intangible assets in 2002. The entire increase in amortization expense between 2002 and 2003 is attributable to the BRS acquisition.

Interest income. Interest income increased $338,000 from the three months ended September 30, 2002 to the three months ended September 30, 2003 and $619,000 for the comparable nine-month periods. This increase is primarily due to income recognized on the investment of higher average cash balances during 2003, primarily resulting from the net proceeds received from the public offering of our common stock in February 2003 as well as increasing cash flows provided by operations. We expect interest income to decline beginning in the fourth quarter as we utilize cash on hand to complete business acquisitions.

Interest expense. Interest expense consists primarily of interest on debt we incurred to purchase businesses over the past several years. Interest rates during 2003 have been lower than in 2002, although the additional borrowings in August 2002 to acquire BRS substantially increased the amount of our debt at the beginning of 2003 as compared to 2002. At January 1, 2003, we had $97.8 million of debt, and at September 30, 2003, we had $20.9 million of debt. During the first quarter of 2003, we repaid $49.8 million of debt in connection with a public offering of our common stock. We repaid an additional $2.2 million from the proceeds generated from the sale of the LWG asset disposal group. During the third quarter of 2003, we repaid $10.0 million of debt in connection with the sale of the SEA asset disposal group. We also repaid $15.0 million of debt during 2003 in accordance with scheduled principal payments due under our credit facility.

Interest expense decreased slightly from $1.3 million in the third quarter of 2002 to $1.2 million in the third quarter of 2003. Interest expense in 2003 includes $255,000 of deferred bank financing fees we wrote off in connection with the early debt extinguishments during the quarter. Interest expense decreased during the quarter due to lower average interest rates and lower average borrowings outstanding during the third quarter of 2003.

Interest expense increased from $2.7 million during the nine months ended September 30, 2002 to $4.2 million during the comparable period in 2003. Interest expense in 2003 includes $768,000 of deferred bank financing fees we wrote off in connection with the early debt extinguishments during the year. Interest expense increased during this period primarily due to the higher average borrowings outstanding during the first nine months of 2003 as a result of our additional borrowings in August 2002 to acquire BRS.

Interest expense may increase from the current level as a result of our plans to utilize either existing or new bank credit facilities to finance our pending acquisitions and other planned cash needs.

Income taxes. Our effective tax rate was approximately 40.5% from continuing operations during the three- and nine-month periods ended September 30, 2003 and 2002. We expect our effective tax rate from continuing operations to remain about the same for the remainder of the current year.

Liquidity and Capital Resources

Net cash provided by our operations increased $54.7 million to $83.1 million during the nine-months ended September 30, 2003, from $28.4 million during the comparable period in 2002. We continue to finance operations and capital expenditures solely through cash flows from operations. Cash flows from operations have improved year-over-year since 2000 primarily due to increasing revenues and improved financial performance that has resulted from the growth of our business. During the first nine months of 2003, our total revenues from continuing operations increased by 109.3% as compared to the same period in 2002. At the same time our direct cost of revenues and our selling, general and administrative expenses declined as a percentage of revenues to 66.6% as compared to 73.6% during the first nine months of 2002.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses, and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During the first nine months of 2003, changes in operating assets and liabilities increased cash flows from operations by $3.9 million. This was primarily due to decreases in our billed and unbilled accounts receivables, net of billings in excess of services provided. Our average collection period in the first nine months of 2003 declined when compared to the first nine months of 2002, primarily due to an increase in retainers paid by clients prior to the performance of our services. Our customary collection terms range from 30 to 60 days for all of our clients. Our deferred tax liabilities are increasing as a result of the fact that our goodwill is amortized and deducted currently for income tax purposes but is no longer amortized for financial statement purposes.

During the first nine months of 2003, cash provided by investing activities was $3.9 million, primarily due to the sale of our applied sciences practice group that generated $12.2 million in cash. During the first nine months of 2002, we used $151.4 million of cash in investing activities, primarily resulting from the $144.6 million of cash we used for business acquisitions, including the acquisition of BRS. During the first nine-months of 2003, we spent $8.0 million for net additions to property and equipment as compared to $5.9 million during the same period in 2002. This increase primarily related to the integration of BRS. For all of 2003, we expect to spend about $11.0 million for property and equipment additions, including $4.0 million related to the integration of BRS. We had no material outstanding purchase commitments at September 30, 2003.

Our financing activities in all periods have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions, particularly BRS in 2002. During the first quarter of 2003, we completed the public offering of 2.7 million shares of our common stock, generating net cash proceeds of $99.2 million. We used approximately half of the net proceeds from the stock offering to repay our long-term debt. We also used all of the net cash proceeds from the sale of the applied sciences practice group to repay $12.2 million of debt. During the nine months ended September 30, 2003, we made scheduled principal payments totaling $15.0 million under our bank credit facility.

As of September 30, 2003, our capital resources included $133.4 million of cash and cash equivalents and a $100.0 million revolving loan commitment under our bank credit facility. The availability of borrowings under our revolving credit facility is subject to specified borrowing conditions. As of September 30, 2003, we could have accessed $98.7 million available under the revolving bank credit facility. In October 2003, we obtained a commitment letter from our primary lender to extend and expand our current bank credit facility. The effectiveness of this commitment is subject to customary closing conditions, including negotiation of definitive loan documents, the lenders completion of their due diligence investigation of us, and the occurrence of no material adverse change in our business. This new credit facility, if obtained, would likely be on somewhat better terms than our current bank credit facility and would provide for $104.1 million of additional term loan availability, as well as a revolving credit facility similar in amount to our existing revolving credit facility. We would potentially use the additional borrowing capacity anticipated under this new bank credit facility to continue to selectively pursue strategic acquisitions of complementary service businesses, to fund our share repurchase program or for general corporate purposes.

We believe that our anticipated operating cash flow and our $232.1 million in total liquidity, consisting of our cash on hand and the total borrowings available under our bank credit facility are sufficient to fund our capital and liquidity needs for the foreseeable future. In making this assessment, we have considered:

•	funds required for the acquisitions of Ten Eyck, Lexecon and the dispute advisory services practice of KPMG;

•	funds required for debt service payments and capital expenditures;

•	funds required to support our ongoing and acquired operations, including estimated income taxes;

•	the discretionary funding of our share repurchase program; and

•	the anticipated additional borrowings under a new bank credit facility.

Below is a summary of our contractual obligations and commitments as of September 30, 2003:

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$20,879	$3,546	$8,667	$8,666	$—	$—	$—
Operating leases	42,991	1,518	5,890	5,753	5,803	5,118	18,909

Total obligations	$63,870	$5,064	$14,557	$14,419	$5,803	$5,118	$18,909

Forward-Looking Statements

Some of the statements under “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results and do not intend to do so. Factors, which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Interest rate swaps with notional principal amounts of $19.0 million at September 30, 2003, were designated as hedges against a portion of our outstanding debt and were used to convert the interest rate on a portion of our variable rate debt to fixed rates for the life of the swap. Our pay rate on the hedged portion of our debt was 6.63% at September 30, 2003, compared to our receive rate of 1.14%. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to FTI Consulting, Inc., including its consolidated subsidiaries, required to be included in our periodic SEC filings. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the deterioration of the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any material litigation.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b) Reports on Form 8-K

1.	Current Report on Form 8-K filed on July 29, 2003, reporting under item 12 and furnishing under item 7 our financial results for the quarter ended June 30, 2003 and other information.

2.	Current Report on Form 8-K dated July 24, 2003 and filed on July 29, 2003, reporting under item 12 and furnishing under item 7 a transcript of the conference call we held to discuss our financial results for the quarter ended June 30, 2003 and other information.

3.	Current Report on Form 8-K filed on September 4, 2003, reporting under item 5 and filing under item 7 a press release announcing the sale of our SEA practice group.

4.	Current Report on Form 8-K dated September 22, 2003 and filed on September 29, 2003, reporting under item 5 and filing under item 7 a press release announcing updated financial guidance for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: November 13, 2003	By	/s/ Theodore I. Pincus
THEODORE I. PINCUS
Executive Vice President, Chief Financial Officer (principal financial and accounting officer) and Assistant Secretary

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).