Form 10-K
period 2003-12-31
FTI CONSULTING INC
filed 2004-03-12
CIK 887936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Bestgate Road, Suite 100, Annapolis, Maryland	21401
(Address of Principal Executive Offices)	(Zip Code)

(410) 224-8770
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of Registrant’s common stock outstanding on March 8, 2004 was 42,458,853.

The aggregate market value of voting stock of the Registrant, based upon the closing sales price of the Registrant’s common stock on June 30, 2003 was $1,032,173,454.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2003

FTI CONSULTING, INC.

PART I

ITEM 1. BUSINESS

The following discussion of our business contains forward-looking statements relating to future events or our future financial performance within the meaning of Section 21E of the Securities Exchange Act of 1934, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. Our forward-looking statements include those discussed under “—Business Risks” in this Item 1, “Part II — Item 7. Management’s Discussion and Analysis of Results of Operations” and the other documents we file with the Securities and Exchange Commission, or SEC, including, among others, our Quarterly Reports on Form 10-Q and amendments thereto. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or events and do not intend to do so.

When we use the terms “FTI,” “we,” “us” and “our” we mean FTI Consulting, Inc., a Maryland corporation, and its consolidated subsidiaries.

Company Overview and Recent Developments

We began operations in 1982 as a consulting firm focused on providing forensic investigation, scientific and trial support services. We have evolved through internal growth and periodic strategic acquisitions to become one of the largest national providers of forensic accounting and litigation, corporate finance/restructuring and economic consulting services in the United States.

During 2003, we completed three strategic acquisitions of “best-in-class” consulting practices that fit within our business model. The Lexecon business, which we acquired as of November 28, 2003, is one of the leading economic consulting firms in the United States, concentrating in litigation support and expert analysis, public policy analysis, anti-trust and competition and general business services. We acquired substantially all of the assets and certain liabilities of Lexecon, Inc. from its parent Nextera Enterprises, Inc. We added 122 billable Lexecon professionals. These professionals now operate as part of our economic consulting practice.

We acquired specified assets and liabilities of the dispute advisory services, or DAS business, of KPMG LLP, as of October 31, 2003. The DAS business assists clients in the analysis and resolution of all phases of complex claims and disputes. We added 151 billable professionals with the DAS business. The professionals now operate as part of our forensic accounting and litigation practice.

As of October 15, 2003, we acquired substantially all of the assets and certain liabilities of Ten Eyck Associates, P.C., which expanded our consulting services relating to SEC investigations, securities law litigation, SEC accounting and enforcement, fraud investigations and The Sarbanes-Oxley Act of 2002. With the Ten Eyck asset acquisition, we added approximately 20 billable professionals. These professionals now operate as part of our forensic accounting and litigation practice.

In January 2003, we sold the LWG, Inc. component of our applied sciences practice for total consideration of $4.15 million, including a $2.0 million eight-year note. In keeping with our strategy to concentrate on our core practice areas, we sold the last component of our applied sciences practice in August 2003 to managers of that business for $10.0 million in cash and a $6.0 million seven-year promissory note. We used the proceeds of that sale and the sale of LWG, Inc. to reduce debt under our credit facility that was then in effect. The operations of the applied sciences practice are presented as discontinued operations in our consolidated financial statements.

During 2002, we acquired the U.S. Business Recovery Services, or BRS, division of PricewaterhouseCoopers LLP, or PwC, which we believe greatly enhanced our ability to provide consulting services in the largest and most complex U.S. turnarounds, restructurings and bankruptcies. These professionals now operate as part of our corporate finance/restructuring practice.

In the first quarter of 2004, we experienced the unanticipated departures of about 60 professionals in our former FTI/Policano & Manzo restructuring practice. See “—Business Risks.”

Our revenues from continuing operations have grown from $95.5 million in 2000 to $375.7 million in 2003, at a compounded annual growth rate of about 57.8%. All of the acquisitions during 2003 closed in the fourth quarter, which means that revenues for 2003 include revenues from the acquired businesses for a very limited period from their respective dates of acquisition. We are continuing to integrate the businesses we acquired during 2003 and 2002 into our company.

Our forensic accounting and litigation practice helps clients to assess complex financial transactions and reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of economic recoveries. We use sophisticated software tools to uncover and analyze information from computer systems potentially used in frauds, and to reconstruct data for investigative and litigation situations. Our advanced search techniques and innovative methods enable us to uncover valuable information that was considered lost, deleted or hidden. We also provide asset tracing investigative services and expert witness services. Our litigation practice serves clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. We assist with refining issues in litigation and venue selection, and provide fraud investigation and securities litigation assistance. Our trial graphics and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court.

Our corporate finance/restructuring practice is one of the largest in the United States providing turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions and interim management services. We assist underperforming companies in making decisions to improve their financial and operational position given their current situation. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, such as rightsizing infrastructure, improving working capital management, selling non-core assets or business units, restructuring capital and borrowings, and assessing long-term viability and business strategy. We also lead and manage the financial aspects of the in-court restructuring process, such as assessing the impact of a bankruptcy filing on the client’s financial and operational situation, planning for the smooth transition in and out of bankruptcy, facilitating the sale of assets and assisting to arrange debtor-in-possession financing. Through our corporate finance services, we can help financially distressed companies implement their plans by providing interim management teams. In September 2003, we began expanding our corporate finance/restructuring practice into markets in the United Kingdom. Our investment-banking subsidiary, which is part of our corporate finance/restructuring practice, has been registered as a broker-dealer with the SEC and is a member of NASD Regulation, Inc., or the NASD. Our investment-banking subsidiary focuses on providing investment banking and merger and acquisition advisory services to middle market companies.

Our specialized expertise in economic consulting provides our clients with expert analyses in areas such as public policy analysis, advice on anti-trust and competition issues that arise in the context of potential mergers and acquisitions, other anti-trust issues, including advice on alleged price fixing, cartels and other forms of exclusionary behavior, complex litigation before industry regulatory agencies and general strategic consulting. These services are provided in the context of existing or potential general commercial litigation, anti-trust and intellectual property litigation, regulatory litigation and other state and federal regulatory proceedings.

We provide a broad range of consulting services to companies facing adverse circumstances. We provide impartial expert advice in highly litigious scenarios. Our clients include those companies in these circumstances, as well as creditors or other stakeholders, such as financial institutions and private equity firms, and the law firms that represent them. During 2003, our clients included 87 of the top 100 U.S. law firms, 188 corporate clients in the Fortune 500, and 21 of the 25 largest banks in the United States. We have unique capabilities in several highly specialized areas, including telecommunications, transportation, utilities, oil and gas, chemicals, energy, banking and investment banking, pharmaceuticals, tobacco, retail and information technology.

Unlike demand for traditional consulting services, which depends primarily on companies’ internal budgeting decisions, demand for our services is most often driven by non-discretionary engagements for businesses facing critical situations that are often adverse. During 2003, about 80% of our revenues came from repeat business from existing clients and referrals. In the case of bankruptcy proceedings, bankruptcy courts often approve the selection of third party advisors, reinforcing the non-discretionary nature of our services.

We believe demand for our services will continue to be strong, driven by a number of current and anticipated trends, including:

•	the high debt levels that companies are continuing to use and carry;

•	increasingly complex interplay between competitive and regulatory forces faced by a wide range of businesses that encourages, and in some cases, requires the use of outside financial consultants; and

•	the need for objective, independent expertise for critical, business processes.

We believe that our reputation, national scale and large staff of highly qualified professionals position us well to capitalize on the trends driving the growth in our practices.

In September 2003, we opened our London, England office that offers restructuring services in United Kingdom markets. We believe that our services in this area are somewhat unique, and that we should benefit from unmet demand for these services in those markets.

Trends Affecting Our Business

Escalating Public Scrutiny and Regulatory Complexity. We believe that factors driving our business include the increased awareness of the potential for corporate mismanagement or fraud, the heightened scrutiny that often uncovers alleged frauds and spawns investigations and litigation, the continuing trend in high-stakes litigation and the effect of increased regulation. For example, the Sarbanes-Oxley legislation has added a layer of complex regulatory requirements for public companies. Faced with recent enhanced scrutiny by investors and government agencies of financial reporting and corporate governance, in part as a result of this legislation, companies have begun to hire outside professionals to review and analyze their accounting records, internal controls and financial reporting. We believe that recent mandates arising from the Sarbanes-Oxley legislation, and the emerging trend toward hiring consulting firms unaffiliated with company auditors, represent a fundamental shift in corporate and governmental policy. We also anticipate that ever increasing litigation costs will require businesses to focus on better managing risks and the litigation process, particularly in large, complex, multi-jurisdiction cases and mass tort claims. These trends should directly benefit independent financial consulting service providers.

Increasing Need for Independent Expertise. We believe that businesses, their creditors and other institutional stakeholders are increasingly engaging consulting firms to provide objective, independent expertise for highly critical business processes, especially in those areas that are complex, unique and incident-driven. Businesses and financial institutions facing adverse circumstances have a need to access world-class expertise to assist them in implementing tactical operating plans to solve significant business dilemmas. This is particularly true in highly complex and sophisticated areas such as restructurings, bankruptcies, economic consulting, forensic accounting and high-stakes legal proceedings.

Trends in Continuing Use of Corporate Debt and Debt Default Rates. We believe that corporate debt levels and related default levels are important indicators of the potential need for restructuring, turnaround, bankruptcy and related consulting services. U.S. and international companies have increasingly relied on debt, including bank debt, to finance acquisitions, growth initiatives and working capital requirements, and therefore, we believe that debt levels will remain high.

The size of the public and private debt market, as measured by the amount of aggregate U.S. corporate debt outstanding, has consistently expanded over the past 30 years, regardless of economic cycles. Although debt default rates tend to decline during periods of economic expansion, we believe that economic expansion also facilitates new issuances of speculative grade debt, as investors are generally willing to tolerate higher levels of risk during these periods. Historically, we have observed that many speculative grade bond defaults tend to take place within the first three years after issuance. As such, we believe that economic expansion periods could result in high volumes of debt defaults, fueling demand for turnaround, restructuring, bankruptcy and related consulting services in the future.

The Bond Market Association estimates that the total amount of U.S. corporate debt securities outstanding increased from approximately $777 billion in 1985 to $4.1 trillion in 2002 to $4.3 trillion as of the third quarter of 2003. In 2003, total new issuance volume of corporate bonds increased 13.9%, to approximately $743.6 billion, compared to the $652.7 billion issued during 2002, with most of the issuance gains attributed to the high yield sector. The Bond Market Association attributes this increase to corporations taking advantage of a favorable market environment of low interest rates and narrowing credit spreads to restructure outstanding debt as well as a renewed rate of mergers and acquisition activity as 2003 came to an end. The new issuance volume of non-convertible high-yield speculative grade debt (below “BBB” rated) increased 113.6%, to approximately $122.9 billion in 2003, up from the $57.5 billion issued during 2002. According to Fitch Ratings, corporate high yield bond defaults declined in 2003. Although the default rate may fluctuate from time to time and should decrease as the economy improves, an increasing aggregate volume of corporate debt suggests that the aggregate volume of corporate debt under default should remain high, which should impact demand for our restructuring related services.

Business Strategy

We are one of the largest providers of forensic accounting and litigation, corporate finance/restructuring and economic consulting services in the United States. We have a 20-year track record of performance and overall expertise. We provide high caliber consulting services through our staff of professionals who are able to quickly staff even the largest and most complex assignments. Our goal is to anticipate our clients’ needs and expand our expertise, professionals and the range of consulting services we offer accordingly. Success in our marketplace depends primarily on having a reputation for providing consistently high-quality advice and services, on schedule and on budget. The following are key elements of our business strategy:

•	Maintain High Utilization Rates Among Our Professionals. We carefully monitor our utilization rates on a weekly, monthly and annual basis. Our goal is to manage growth to maintain consistent and high utilization rates among all of our professionals rather than intermittently expanding our staff in anticipation of short-term demand. We take a disciplined approach when recruiting additional professionals. Although we maintain enough professionals to staff large, complex assignments, we focus on hiring qualified individuals who meet our selective criteria. High utilization rates allow us to maintain our profitability and make us less vulnerable to fluctuations in our workload.

•	Retain a Critical Mass of Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. We offer each of our professional’s significant compensation opportunities, often based on his or her utilization rate, along with a competitive benefits package and the chance to work on challenging engagements. When we can, we enter into written employment contracts with our senior professionals that include reasonable non-competition clauses.

•	Leverage Our Relationships and Expertise. We work hard to maintain our existing client relationships and develop new ones. We believe that our existing client relationships and our reputation among other professionals, coupled with our recognized expertise, track record and size, are the most critical elements in a decision to retain us. We receive a significant amount of repeat business and referrals from our financial institution clients, from our clients in regulated industries, and law firm clients. We have been successful in recent years in expanding the range of consulting services we provide to our clients. Moreover, as a result of the Lexecon, DAS, Ten Eyck and BRS acquisitions, we have greater capacity to handle simultaneously a number of complex, high profile matters. We strive to build client relationships on a company-wide basis, and to that end we enter into corporate as opposed to personal engagements. In this way, our goal is to develop client relationships that are not entirely dependent on the expertise of any particular professionals, although it is often difficult to decouple client and professional relationships. By successfully leveraging our reputation, experience and expanded client base, we believe we should obtain a greater number of engagements from both existing and new clients.

•	Expand the Range of Our Consulting Services. We believe that a number of factors driving demand for our services are non-cyclical in nature. These factors include general economic factors, the effects of regulation and competition on various industries, under-performing companies, ineffective business strategies, highly leveraged capital structures, failed acquisitions, corporate fraud and the increasing number of high-stakes lawsuits. We anticipate that during more prosperous economic times, demand for restructuring, bankruptcy and related consulting services will continue, but will slow. We intend to continue to diversify the range of our services in an effort to minimize cyclicality. During 2003, we have diversified our service offerings to include economic consulting by the Lexecon professionals, who are among the leading providers of these services in the U.S. The Ten Eyck professionals who joined us in 2003, provide consulting services relating to SEC investigations, securities law litigation, SEC accounting and enforcement, fraud investigations and Sarbanes-Oxley. We increased our capacity to assist clients in the analysis and resolution of all phases of complex claims and disputes through the acquisition of the U.S. dispute advisory services business of KPMG LLP. In 2003, we began providing investment banking and merger and acquisition services to middle market companies through our registered broker-dealer and NASD member. We also began offering our corporate finance/restructuring services in the United Kingdom. We believe diversification of our service offerings will better insulate our overall business from changing or fluctuating market conditions.

•	Selectively Acquire Companies and Integrate Our New Professionals and Capabilities into Our Business. We have always followed a disciplined approach to acquisitions. Our selective approach has allowed us to acquire businesses on attractive terms. Over the past five-to-six years, we have made six significant acquisitions that have greatly enhanced our position in the restructuring, forensic and trial practices and added expertise relating to economic and securities consulting. We intend to selectively pursue strategic acquisitions that are complementary to our existing practices or that expand our range of services. This should enable us to expand the services we offer our existing client base, expand our staff of expert professionals and add new clients to which we can sell our services.

Our Services

Forensic Accounting and Litigation Practice. Our forensic accounting specialists work with companies faced with fraud, financial disclosure and accounting investigations, misstatements and malpractice issues. Many of these companies are undergoing restructuring or bankruptcy reorganizations. As perpetrators of fraud become more ingenious, the expertise required to unravel their schemes increases. We have a team of forensic accountants, certified fraud examiners and computer technicians who are experts in discovering and analyzing the most sophisticated ways to circumvent internal financial controls. We routinely analyze complex transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of recoveries. We utilize sophisticated software tools to analyze and uncover important information from the computer systems used in the frauds. With our advanced search techniques and innovative methods, we are able to uncover valuable information that was considered lost, deleted or hidden.

We provide services relating to securities, regulatory and Sarbanes-Oxley investigations, and dispute advisory services. The acquisitions of the U.S. dispute advisory business of KPMG LLP and Ten Eyck have greatly expanded our ability to provide those services.

Our experienced intellectual property professionals provide valuation, damage analysis and expert testimony services. They provide those services to a range of industries, including oil and gas, technology and consumer products. They perform financial analyses of intellectual property in licensing and royalty disputes, antitrust claims and other types of disputes. Our professionals employ industry research, statistical analysis, regression techniques, portfolio analysis and sophisticated financial modeling to support defensible, credible valuation and damage conclusions.

Our dispute settlement practice helps our clients mitigate the cost of, or avoid, litigation by evaluating claims and risks. These professionals coordinate business expertise with legal and technical analysis to develop cost-effective settlement strategies and implement mutually beneficial business resolutions.

We also provide asset tracing investigative services. We analyze corporate and personal records and electronic information, conduct interviews and evaluate related financial information to trace the flow of funds and locate assets that may have been misappropriated due to illegal or fraudulent activity. We use sophisticated software tools, advanced data mining and search techniques as well as databases to conduct asset searches for companies, government agencies and individuals. We have provided investigative services in diverse cases involving misdirected or stolen assets, embezzlements and bank, healthcare, insurance, energy, telecommunications and bankruptcy frauds.

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

We have developed a number of technology-based tools to assist our clients in managing complex litigation. TrialMax®, our comprehensive trial preparation software, enables a litigation team to easily store, annotate and display documents, computer graphics, video clips and digitized depositions in the courtroom. We employ an automated tool for handling trial data regardless of information source or data type. Secure extranet and web-hosting services are Internet applications for clients that are parties to multi-district litigation. We also intend to expand our web-hosting capabilities to teleconference and other Internet based applications. We also provide electronic evidence and repository hosting services.

Corporate Finance/Restructuring Practice. Our corporate finance/restructuring practice, regularly advises companies and creditors in some of the largest, most complex bankruptcy proceedings and out-of-court restructurings in the U.S. A number of factors affect demand for this practice’s services. These include:

•	the level of lending activity and over-leveraging of companies;

•	over-expansion by various businesses;

•	increases in merger and acquisition activity;

•	management problems; and

•	the general economy in the U.S. and abroad.

When we represent companies, we work with our client’s management. We assess the client’s financial condition and viability, to structure and implement a business rehabilitation plan to manage the client’s cash flow to at least a break-even point. We help clients to identify any non-essential assets or business units that could be sold to generate cash for the client. We assist clients as they negotiate with their lenders to restructure their debt. If an out-of-court workout appears unlikely, we assess the impact of a bankruptcy filing on the client’s financial condition and operating performance and seek debtor-in-possession financing on the client’s behalf. If the client voluntarily files for bankruptcy or is involuntarily forced into bankruptcy, we have the expertise to manage the entire bankruptcy process, including structuring, negotiating with creditors and implementing the plan of reorganization. We also provide expert testimony in bankruptcy and restructuring proceedings on such issues as business unit valuation and economic loss.

When we represent creditors, we seek to maximize amounts owed to them by the debtor, whether in an out-of-court workout or bankruptcy. In a workout engagement, we evaluate and monitor the quality and value of the collateral and any other assets available to the creditor, analyze the debtor’s business plan and underlying cash flow projections and assess the adequacy of the debtor’s financial reporting systems. Based on our analysis, we assess the debtor’s viability and develop and evaluate restructuring plans. If we conclude that an out-of-court workout is not feasible, we assist the creditors in deciding whether to provide debtor-in-possession financing, in working through the bankruptcy process and in structuring and evaluating various reorganization plan alternatives.

To better meet the needs of companies suffering a financial or operating crisis, we also offer interim management services. Our interim management practice professionals are able to assume interim senior management roles at companies in crisis. We can deploy our professionals to function as a chief executive officer, chief operating officer, chief financial officer or chief restructuring officer. We reevaluate business strategy and financial forecasts and implement plans to meet financial and operating challenges for our clients. Our creative approaches and innovative solutions can create short-term liquidity to stabilize the business and afford the distressed company time to explore its options. We are keenly aware of the sensitive nature of these arrangements and the need to build consensus around a realistic restructuring plan.

We have extensive experience in crisis management, negotiations of complex mergers, acquisitions and capital restructurings, as well as the liquidation of surplus assets. We have regularly provided our corporate financing, turnaround, restructuring, bankruptcy and related consulting services to the largest banks in the U.S., including Bank of America, N.A., Wachovia Bank, N.A and JP Morgan Chase Bank. We are involved in many of the largest bankruptcy proceedings and out-of-court restructurings in the U.S. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs. In 2003, no single client accounted for more than 5% of our revenues from continuing operations. In January and February 2004, we experienced the unanticipated departure of about 60 professionals in our corporate finance/restructuring practice. We continue to employ professionals who have expertise in providing the same type and level of services. These departures are likely to have a significant negative impact on our operating income for 2004. The negative impact could be long-term, but we are not able to quantify a long-term impact, if any, at this time. See “—Item 3. Legal Proceedings.”

Our mergers and acquisitions advisory specialists assist clients in negotiating and structuring business combinations, acquisitions and dispositions of assets, business units or entire businesses. Our lender and transactional support practice assists lenders and other institutional clients in performing financial due diligence for loans, acquisitions and other transactions.

Economic Consulting. Our economic consulting practice provides sophisticated economic and anti-trust issues arising in merger, acquisition and other complex commercial and complex securities litigation, and modeling and analysis of the potential competitive effects and other financial advisory services. Our statistical and economic experts in our regulatory practice use a range of tools to help companies evaluate issues such as the economic impact of deregulation on a particular industry, the amount of commercial damages suffered by a business as a result of a tort or a breach of contract or the value of a business or professional practice. We also work with clients to develop business strategy and tactics on an ongoing basis to address these issues. We have deep industry experience in areas such as telecommunications, energy and transportation. Our professionals regularly provide expert testimony on damages, rates and prices, merger effects, intellectual property disputes in antitrust cases, regulatory proceedings, strategic planning, mergers, acquisitions and valuations. Our acquisition of the Lexecon business has greatly enhanced our ability to provide complex economic consulting services.

Related Expert Services. All our practices have experience providing testimony in the following areas: fraud, damages, lost profits, valuation, accountant’s liability and malpractice, contract disputes, patent infringement, price fixing, purchase price disputes, solvency and insolvency, fraudulent conveyance, preferences, disclosure statements, trademark and copyright infringement and the financial impact of government regulations.

Recent Acquisitions and Divestitures

Lexecon. As of November 28, 2003, we completed the acquisition of substantially all of the assets and certain liabilities of Lexecon from its parent company, Nextera. The purchase price for Lexecon consisted of cash totaling $129.2 million, which was financed from a combination of cash on hand and $104.1 million of borrowings under our senior bank term loan.

The acquisition of Lexecon has enabled us to expand the type and sophistication of the economic consulting services that we offer our clients. In connection with the acquisition, Daniel Fischel and Dennis Carlton, two leading experts on economic consulting in the United States, joined the company. Mr. Fischel’s areas of expertise are securities, corporation law, regulation of financial markets and the application of economics of corporate finance to problems in those areas. Mr. Fischel has published widely and is the Lee and Brena Freeman Professor of Law and Business at the University of Chicago. Dr. Carlton, Professor of Economics at the Graduate School of Business at the University of Chicago, specializes in the economics of industrial organization, which is the study of individual markets and includes the study of anti-trust and regulatory issues.

At the time we acquired Lexecon, it had approximately 170 employees, of which 122 were billable professionals. In connection with the Lexecon acquisition, the three senior professionals of Lexecon have entered into written long-term employment agreements with us, effective as of November 28, 2003 and expiring December 31, 2008. The general terms of the form of long-term employment agreement entered into by them are described below, but the terms may significantly differ for particular professionals.

We have already integrated the Lexecon administrative operations into our billing and operations systems. This has allowed our management team to monitor the operating performance of the acquired business at very detailed levels. Lexecon has offices in Chicago, Illinois and Cambridge, Massachusetts.

In connection with the acquisition, we entered into a non-competition arrangement with Nextera. During the five-year non-competition period, Nextera has agreed not to, directly or indirectly, offer or provide services of the type offered by Lexecon, in the United States and Canada. Nextera also agreed not to hire as a partner, director, principal or employee, engage as an agent or contractor, or enter into a partnership, joint venture or other business association with, any person who was at any time an employee, representative, officer, director or manager of Nextera, for a period of 12 months after such person’s relationship with Nextera ended.

Dispute Advisory Business of KPMG. As of October 31, 2003, we completed the acquisition of specified assets and liabilities associated with the dispute advisory services business of KPMG. We acquired the DAS business for $89.1 million in cash, which we financed from our cash reserves. The DAS business compliments and expands our forensic accounting and litigation practice in the analysis and resolution of all phases of complex claims and disputes. With the DAS acquisition we added 151 billable professionals, including 28 former KPMG partners or managing directors.

We have already integrated the DAS operations into our billing and operations systems. This has allowed our management team to monitor the operating performance of the acquired business at very detailed levels. The DAS professionals are located in 14 offices throughout the U.S.

The 28 former KPMG partners or managing directors have entered into written five-year employment agreements effective as of the closing date of the acquisition. The general terms of the form of employment agreement entered into by them are described below, but the terms may materially differ for particular professionals.

In connection with the acquisition, we entered into a non-competition arrangement with KPMG LLP. During the four-year non-competition period, KPMG has agreed not to, directly or indirectly, offer or provide dispute advisory services of the type offered within 12 months prior to October 31, 2003, with specified exceptions, and market services using the terms “DAS” or “DAS Services,” in the United States. For a period of five years following the closing date of the acquisition, KPMG also agreed not to hire as a partner, director, principal or employee or engage as an agent or contractor, certain former employees that joined us in connection with the acquisition. We agreed not to solicit for hire or hire any employee employed by KPMG in its investigative and integrity advisory services business for a period of five years following the closing date, unless such person is a former employee who has not been employed by KPMG for a period of six consecutive months.

Ten Eyck. As of October 15, 2003, we completed the acquisition of substantially all of the assets and certain liabilities associated with Ten Eyck. Through that acquisition we expanded our consulting services to include SEC investigations, securities law litigation, SEC accounting and enforcement, fraud investigations and Sarbanes-Oxley mandated requirements. We acquired the Ten Eyck business for $13.2 million in cash, which we financed from our cash reserves, and 175,536 restricted shares of our common stock that was then valued at approximately $2.4 million. Ten Eyck complements and expands our forensic accounting and litigation practice. With the Ten Eyck acquisition we added approximately 20 billable professionals.

We have already integrated the Ten Eyck administrative operations into our billing and operations systems. This has allowed our management team to monitor the operating performance of the acquired business at very detailed levels. The Ten Eyck professionals are located in Washington, D.C. and King of Prussia, Pennsylvania.

The five former Ten Eyck officers and stockholders have entered into written long-term employment agreements effective as of October 15, 2003 and expiring on October 15, 2007. The general terms of the form of employment agreement entered into by them are described below, but the terms may materially differ for particular professionals.

Employment Terms. The general form of written long-term employment agreement that we have negotiated in connection with our acquisitions with certain principal senior professionals of the Lexecon, DAS and Ten Eyck businesses provides for fixed salary, incentive payments, which in some cases may be based on financial measures tied to earnings before interest, income taxes, depreciation of property and equipment and amortization of other intangible assets, or EBITDA, and, in some cases, long-term equity incentives. It also entitles the professional to participate in our benefit plans. If the professional leaves our employ, he or she may be entitled to continue to receive compensation and accrued bonuses. The length and amount of payments to be paid by us following the termination or resignation of a professional varies depending on whether such person resigned or was terminated with cause or good reason, resigned or was terminated without cause or good reason, died or became disabled, or was terminated as a result of a change of control. Each agreement contains non-competition and non-solicitation covenants, which are in effect during the term of the agreement, and under various circumstances extend beyond the expiration or termination date, depending upon the reason for such termination. Under the non-compete agreement, the professional generally agrees not to offer or perform consulting services of the type performed during his employment, directly, or indirectly through another person or entity, in competition with us, within specified geographic areas, subject, in some cases, to certain exceptions. Generally, the professional also agrees not to solicit business regarding any case, matter or client upon which such professional worked on our behalf, or to solicit, hire, or influence the departure of, any employee, consultant or contractors. Under the general terms of his or her employment agreement, the professional also agrees to maintain the confidentiality of our proprietary information and affirm that we are the owners of copyrights, trade marks, patents and inventions developed during the course of employment.

Applied Sciences Practice. In January 2003, we sold the LWG, Inc. component of our applied sciences practice for total consideration of $4.15 million, including a $2.0 million eight-year note. In keeping with our strategy to concentrate on the above practice areas, we sold the last component of our applied sciences practice in August 2003 to managers of that business for $10.0 million in cash and a $6.0 million seven-year promissory note. We used the proceeds of those sales to reduce debt under our credit facility that was then in effect.

U.S. Business Recovery Services, or BRS, Division of PricewaterhouseCoopers LLP. On August 30, 2002, we completed the acquisition of certain assets and liabilities of BRS. The purchase price for BRS consisted of $142.0 million in cash and 4.5 million shares of our common stock valued at $101.9 million. Forty-nine BRS partners and 322 other professionals joined us after the acquisition. We continue to believe our acquisition of BRS provides us with strategic benefits, enhancing our position as one of the largest U.S. providers of turnaround, restructuring, bankruptcy and related consulting services.

Each of the 49 BRS partners that joined us has entered into a four-year employment agreement with us. When they withdrew as partners of PricewaterhouseCoopers LLP, or PwC, 47 of them received shares of our common stock from PwC. As adjusted for the three-for-two stock split paid as a stock dividend on June 4, 2003 to stockholders of record on May 7, 2003, these partners received an aggregate of approximately 1.8 million shares of our common stock and then agreed with us to restrict the transfer of 40% of their shares. All restricted shares are non-transferable until August 2004. After August 30, 2004, one-half of these restricted shares become unrestricted, and on the fourth anniversary, the remaining shares also become unrestricted. We granted the BRS partners contractual protection against a decline in the value of their restricted shares during the four-year restricted period if the market price for the shares falls below $18.89 per share (as adjusted for the three-for-two stock split during 2003). If a BRS partner were to terminate his or her employment with us prior to the expiration of the four-year term of the employment agreement, the restricted period for the remaining restricted shares would be extended to eight years from the date of termination, and these shares would lose their price protection. Nearly all of the BRS partners and selected other executives that joined us also received options to purchase a total of 903,000 shares of our common stock (as adjusted for the three-for-two stock split during 2003) at the fair market value of our common stock on August 30, 2002. These options vest in equal annual installments over three years beginning one year from the closing of the acquisition.

In connection with the BRS acquisition from PwC, we obtained a three-year agreement from PwC not to compete with us, the terms of which are currently in dispute and the subject of litigation. See “—Item 3. Legal Proceedings.”

Clients

We have cultivated long-term relationships with many of the premier corporations financial institutions, law firms, private equity firms and other institutions in the U.S. In 2003, we performed work for about 1,200 clients on about 2,900 matters, including:

•	about 460 law firms, 87 of which were rated among the top 100 law firms (based on 2002 U.S. revenues as measured by American Lawyer magazine);

•	188 corporate clients which were among the Fortune 500 in 2003; and

•	21 of the 25 largest banks located in the U.S.

In 2003, we believe that about 80% of our business came from existing clients or referrals from existing clients. Our largest client represented less than 5% of our 2003 revenues from continuing operations.

Marketing and Sales

We rely primarily on referrals and our reputation to market our services to new and existing clients since most of our work is repeat work for existing clients or comes from referrals from existing clients or relationships with partners in major law firms or other professionals. Our professionals develop close working relationships with clients and often learn about new business opportunities from their frequent contacts with clients. We anticipate that the Lexecon, DAS business and Ten Eyck professionals will enhance our ability to obtain business through referrals, given their reputations and contacts. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff a new engagement. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them. We also employ a full-time sales force of 23 people, who assist with the marketing of our consulting services.

Competition

Our business is highly competitive. Our competitors range from large organizations, such as the national accounting firms and the large management consulting companies that offer a broad range of consulting services, to small firms and independent contractors that provide one specialized service. Competitive factors affecting demand for our services include reputation, size, ability to immediately staff a substantial engagement, performance record, quality of work, range of services provided and existing client relationships. To a lesser extent, we also compete on price, but the critical nature of our services typically reduces price to a secondary consideration. Since our business depends in a large part on professional relationships, our business has low barriers of entry for professionals, including our professionals, wanting to start their own firms or to change employers.

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

Patents, Licenses and Proprietary Information

We consider certain of our products and processes, including our TrialMax® comprehensive trial preparation software, proprietary and confidential. We believe that our non-patented intellectual property, particularly some of our process intellectual property, is important to our forensic accounting and litigation practice. We rely upon non-disclosure agreements and contractual provisions and a system of internal controls, including confidentiality and invention disclosure agreements with our employees, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information.

Human Resources

At December 31, 2003, we had 1,085 employees, of which 827 were billable professionals. We also engage independent contractors to supplement our professionals on client engagements as needed. Most of our professionals have many years of experience in their field of practice, and many are well recognized for their expertise and experience. None of our employees are subject to collective bargaining contracts or represented by a union. We believe our relationship with our employees is good.

Available Information

Our Internet website is www.fticonsulting.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on our website, as soon as reasonably practicable after we electronically file with or furnish such materials to the SEC. We also make available on our website our Corporate Governance Guidelines, Policy on Ethics and Business Conduct, Categorical Standards of Director Independence, Policy on Inside Information and Insider Trading, Policy on Conflicts of Interest, Policy on Disclosure Controls and other policies (collectively, our “Corporate Governance Documents”), and Charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors (collectively, the “Charters”). We will make revised Corporate Governance Documents and Charters available on our website as they are adopted and become effective. We have adopted the FTI Consulting, Inc. Policy on Ethics and Business Conduct (the “Code of Ethics”), which applies to our Chief Executive Officer, President, Chief Financial Officer, Corporate Controller and other financial professionals, as well as our Chief Operating Officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at www.fticonsulting.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, President, Chief Financial Officer, Corporate Controller or any director, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. We will provide printed copies of our Corporate Governance Documents, including, without limitation, our Corporate Governance Guidelines, the Charters of the Committees of our Board and our Code of Ethics, to any person, without charge, upon request to Dianne R. Sagner, Vice President, General Counsel and Secretary, FTI Consulting, Inc., 900 Bestgate Road, Suite 100, Annapolis, Maryland 21401, Telephone No. (410) 224-8770.

Business Risks

Our failure to retain qualified professionals or hire additional qualified professionals, would have a negative effect on our future growth and financial performance as well as client engagements, services and relationships.

Our business involves the delivery of professional forensic accounting and litigation, corporate finance/restructuring and economic consulting services. In the consulting business, professional acumen, trust and relationships are critical elements of a company’s ability to deliver high quality professional services. Our professionals have highly specialized skills. They also develop strong bonds with the clients they service. Our continued success depends upon our ability to retain and expand our staff of professionals who have expertise, reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals we must have to continue our service offerings. We cannot assure you that we will be able to retain our existing professionals or that in the future we will be able to attract and retain enough qualified professionals to maintain or expand our business. Moreover, competition could increase our costs of retaining or hiring qualified professionals, a trend which could harm our operating margins and results of operations.

If our former professionals go into business in competition with us or join our competitors, our client engagements and relationships could decline, financial performance and growth could be adversely affected, and employee morale could suffer, and we may not have legal recourse.

Typically, our professionals have a close relationship with the clients they serve, not only based on their expertise but also on bonds of personal trust and confidence. Although our clients generally contract for services with us as a company, and not with individual professionals, in the event that professionals leave, such clients would not be prohibited from hiring those professionals to perform future engagements. Clients could also decide to transfer active engagements to professionals who leave. The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time. Furthermore, while in some cases, the termination of an ongoing engagement by a client could constitute a breach of the client’s contract with us, we could decide that preserving the over-all client relationship is more important than seeking damages for the breach, and for that or other reasons that are not currently identifiable, decide not to pursue any legal remedies that might be available to us. We would make the determination whether to pursue any legal actions against a client on a case-by-case basis.

As of February 6, 2004, 95 of the 112 persons we categorize as senior managing directors have written employment agreements with the company, which may include non-competition and non-solicitation arrangements. Where we have written non-competition agreements, they generally have been drafted to comply with state “reasonableness” standards. However, states generally interpret non-competition clauses narrowly. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the event an employee departs, we will consider any legal remedies we may have against such professional on a case-by-case basis. However, we may decide that preserving cooperation and a professional relationship, or other concerns, outweigh the benefits of any possible legal recovery. Therefore, we could determine not to pursue legal action, even if available.

In the first quarter of 2004, we experienced the unanticipated departures of about 60 professionals in our former FTI/Policano & Manzo restructuring practice. We have striven to reassure our professionals and clients of our interest in them and our ability to provide services comparable to those provided by the departing professionals. Those departures are likely to have a significant negative impact on our operating income for 2004. The negative impact could be long-term, but we are not able to quantify a long-term impact, if any, at this time. See “—Item 3. Legal Proceedings.”

Our profitability will suffer if we are not able to maintain our utilization and pricing rates.

We calculate the utilization rate for our professional staff by dividing the number of hours all of our professionals charged our clients during a period by the total available working hours for all of our professionals assuming a 40-hour work week and a 52-week year, excluding holidays. The hourly rates we charge our clients for our services and the number of hours our professionals are able to charge our clients for our services are affected by the level of expertise and experience of the professionals working on a particular engagement and, to a lesser extent, the pricing and staffing policies of our competitors. If we fail to maintain an appropriate utilization rate for our professionals or maintain or increase the hourly rates we charge our clients for our services, our profitability will suffer.

During the third quarter of 2003, demand for our corporate finance/restructuring services began to decline, primarily as a result of a strengthening economy. Our corporate finance/restructuring practice represented the largest portion of our business in 2003. A decrease in utilization of our professional staff in this or other practices, could have a negative impact on our financial results. Our operating profit margins declined in the fourth quarter of 2003, due to the slow down in our corporate finance/restructuring business and due to lower utilization rates generated by our recently acquired business relative to our historical experiences.

Many of the billable professionals that resigned during the first quarter of 2004, were among our highest billing professionals. As a result, we expect that our average hourly billable rate during 2004 may decline, which would have a negative impact on revenues.

We rely heavily on our senior management team and practice leaders for the success of our business.

We rely heavily upon our senior management team and practice leaders to manage our forensic accounting and litigation, corporate finance/restructuring and economic consulting practices. Given the highly specialized nature of our services and the scale of our operations, these people must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage a large organization. If one or more members of our senior management team or our practice leaders leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, and this could harm our business prospects, client relationships, employee morale and results of operations.

We face intense competition in our business. If we fail to compete effectively, we may miss new business opportunities or lose existing clients, and our revenues and profitability may decline. Parties from whom we acquire assets may reenter the marketplace to compete with us in the future.

The market for our consulting services is highly competitive. Our competitors range from large organizations, such as the national accounting firms and the large management consulting companies that offer a broad range of consulting services, to small firms and independent contractors that provide one specialized service. Some of our competitors have significantly more financial resources, larger professional staffs and greater brand recognition than we do. Since our business depends in a large part on professional relationships, our business has low barriers of entry for professionals wanting to start their own firms. In addition, it is relatively easy for professionals to change employers. We cannot assure you that we will continue to compete successfully for new business opportunities or retain our existing clients or professional employees.

Although, in connection with our acquisitions, we obtain non-competition arrangements from the sellers, we cannot assure you that any one or more of them will not compete with us in the future. Certain activities may be carved out of, or otherwise may not be prohibited by those arrangements. Also, in some cases we may agree to restraints on our ability to compete with the sellers of those businesses with respect to certain practice areas. Competition may harm our expected revenue growth and results of operations and cause the actual profitability of the acquired business to differ materially from our expectations and the expectations of the investing public. A failure to meet these expectations could cause the price of our stock to decline. In connection with the BRS acquisition from PwC, we obtained a three-year agreement from PwC not to compete with us, the terms of which are currently in dispute and the subject of litigation. See “—Item 3. Legal Proceedings.”

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

We do not generally indemnify our clients; however, in certain cases, such as with clients who are governmental agencies or authorities, we may agree to indemnify them and their affiliates against third party liabilities. Indemnification provisions are negotiated on a contract-by-contract basis and in some cases may be reciprocal or may be coupled with limitations on the amount and type of damages that can be recovered.

Any claim by a client or a third party against us could expose us to professional or other liabilities in excess of our insurance limits. We maintain a limited amount of liability insurance. The damages and/or expenses resulting from any successful claims against us, for indemnity or otherwise, in excess of our insurance limits would have to be borne directly by us and could seriously harm our profitability and financial resources.

Our clients may terminate our engagements with little or no notice, which may cause us to experience unexpected declines in our profitability.

Much of our business involves large client engagements that we staff with a substantial number of professionals. The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time. If our clients unexpectedly cancel engagements with us or curtail the scope of our engagements, we may be unable to replace the lost revenues from those engagements and may also be unable to quickly eliminate costs associated with those engagements. Any decrease in revenues without a corresponding reduction in our costs will likely harm our profitability.

We may have difficulty integrating our acquisitions, or convincing clients to allow assignment of their contracts to us, which may cause our client engagements to decline, with a consequent detrimental affect on our financial results.

The process of integrating our acquisitions into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and expansion of our existing business. To the extent that we have miscalculated our ability to integrate and properly manage any or all of our acquisitions, we may have difficulty in achieving our operating and strategic objectives.

A substantial amount of our growth has been due to acquisitions. During 2002, we acquired the BRS practice. During 2003, we completed three significant acquisitions, Lexecon, the former dispute advisory business of KPMG LLP and Ten Eyck, all of which occurred in the fourth quarter. The level of integration of these businesses at this time differs. Companies face significant challenges integrating acquisitions of personnel and assets. Some of the problems we face include differences in corporate cultures and management styles, additional or conflicting government regulation, disparate company polices and practices and client conflict issues. All of our acquisitions in 2003 were structured as asset transactions; therefore, a significant number of client engagements with those practices could not be assigned to us without client consent. All clients may not affirmatively consent to the assignment. In addition, in some cases there are no written client contracts memorializing an engagement. Such engagements will only continue at the pleasure of those clients. In certain cases, such as government contracts and bankruptcy engagements, the consents of clients cannot be solicited until after the acquisition has closed. There is no assurance that local, state and federal governments will agree to novate their contracts to us. In addition, in an engagement that involves a bankruptcy case, we must make a filing with the applicable U.S. Trustee, at which time such U.S. Trustee may find that we are no longer disinterested. In connection with such bankruptcy cases, we may be required to resign and to refund fees collected in connection with those engagements. We could be responsible for returning fees even if they were not paid to us, but were paid to the company from whom we acquired the business. In some cases, we may not have legal recourse to demand that the seller of the business reimburse us.

Our corporate finance/restructuring practice has an increased risk of fee nonpayment.

Many of our clients have engaged us because they are experiencing financial distress. We recognize that these clients may not have sufficient funds to continue operations or to pay for our services. We have not received retainers before we began performing services on the client’s behalf in connection with a significant amount of our restructuring business. In the cases that we have received retainers, we cannot assure you that the retainers will adequately cover our fees for the services we perform on behalf of these clients. We are not always able to obtain retainers from clients in bankruptcy as the bankruptcy court must approve our retainers for those clients. Even if a bankruptcy court approves our retainer or engagement, a bankruptcy court has the discretion to require us to return all, or a portion of, our fees. Therefore, we face the risk of nonpayment, which can result in write-offs. For the three years ended December 31, 2003, we wrote off a total of about $13.7 million of uncollectible fees in all practices, not including amounts attributable to our applied sciences practice, which we sold in 2003. More write-offs than we expect in any period would have a negative impact on our results of operations.

If the number of debt defaults, bankruptcies or other factors affecting demand for our corporate finance/restructuring services declines, our revenues and profitability could suffer.

Our corporate finance/restructuring practice provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. A number of factors affect demand for this practice’s services. These include:

•	the level of lending activity and over-leveraging of companies;

•	over-expansion by various businesses;

•	increases in merger and acquisition activity;

•	management problems; and

•	the general decline in the economy in the U.S. during the past several years.

If demand for our restructuring services decreases, the revenues from our turnaround, restructuring and bankruptcy services could decline, which would lower our overall profitability.

If we fail to find suitable acquisition candidates, or if we are unable to take advantage of opportunistic acquisition situations, our ability to expand may be curtailed.

We may experience an increased level of competition in our efforts to make acquisitions in the future. As a result, we may be unable to continue to make acquisitions or be forced to pay more for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself internal and external pressures (including, but not limited to, borrowing capacity under our credit facility or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. We cannot assure you, however, that we will be able to obtain financing when we need it or on terms acceptable to us. In any case, we may be unable to grow our business or expand our service offerings, as quickly as we have in the past, and our profitability may decline.

We may not manage our growth effectively, and our profitability may suffer.

We have experienced rapid growth in recent years. This rapid expansion of our business may strain our management team, human resources and information systems. We cannot assure you that we can successfully manage the integration of any businesses we may acquire or that they will result in the financial, operational and other benefits that we anticipate. To manage our growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. Such expansion may result in significant expenditures. If we fail to manage our growth effectively, our business, results of operations and financial condition may be harmed.

From time to time we operate with a substantial amount of debt, with variable interest rates.

Our total long-term debt at December 31, 2003, was $121.25 million. We have historically incurred debt to acquire additional business units. We borrowed approximately $104.1 million to acquire the Lexecon practice in November 2003. Operating with a high amount of leverage could require us to redirect a substantial portion of our cash flow from operations to make payments on our debt. This would reduce the funds available for operations, future business opportunities, capital expenditures, acquisitions and other purposes. It will also limit our flexibility in planning for, or reacting to, changes in our business and our industry. The terms of our debt also require us to meet specified financial covenants. If we fail either to meet these financial requirements or our lenders do not waive them, we will be required to pay fees and penalties. Our lenders could also accelerate the maturity of our debt if we fail to meet these covenants, which would force us to seek alternative financing. If this were to happen, we cannot assure you that we would be able to obtain the additional financing we may need or that it would be on terms favorable to us.

Our debt accrues interest at a variable rate. We have historically reduced our exposure to rising interest rates by entering into interest rate swaps. These hedge arrangements may result in us incurring higher interest expenses than we would have incurred without the hedges in place. We could also face the same problem if we were to decide to once again enter into new hedge arrangements. If interest rates increase, we will need to dedicate more of our cash flow from operations to make payments on our debt.

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

A significant portion of Lexecon’s revenues result from relationships with clients and industry professionals maintained by Messrs. Fischel, Carlton and Kalt. The loss of one or more of these key senior managing directors could decrease our revenues and our profitability.

The success of our acquisition of Lexecon will depend upon our retention of Messrs. Fischel, Carlton and Kalt as our senior managing directors. These key senior managing directors have reputations in the field of economics for highly specialized expertise as well as important relationships with existing clients and industry professionals. Their reputations and relationships are critical to retaining and gaining new client engagements, particularly large, complex matters. We have written five-year employment agreements with Messrs. Fischel, Carlton and Kalt. The loss of Messrs. Fischel, Carlton or Kalt could harm the success of our acquisition of the Lexecon practice.

We have a different system of governance and management from the companies from whom we made our acquisitions, which could cause senior professionals who joined us from the acquired companies to leave us.

Lexecon, the DAS and the BRS businesses shared many of the management practices and policies of their parent companies. We believe our management practices and policies differ from the practices and policies of those companies, including, but not limited to, the manner in which potential conflicts of interest were handled. In some cases, these different management practices and policies may lead to workplace dissatisfaction on the part of those professionals with our way of conducting business. The loss of one or more key professionals may harm our business and results of operations.

The benefits that each of the BRS and DAS businesses enjoyed when it was part of PwC and KPMG, respectively, will no longer be available and this could harm the profitability of BRS or DAS.

The BRS and DAS businesses benefited from the name recognition and reputation of PwC and KPMG, respectively, and received referrals from other practices within those respective organizations. Now that they are no longer affiliated with those practices, existing and potential clients and industry professionals may not recognize the new brand under which the professionals of BRS and DAS now provide their services. In addition, neither PwC nor KPMG will refer clients to the BRS or DAS businesses, respectively, in the ordinary course of their businesses.

Conflicts of interest may prevent us from providing services to new and existing clients, which could harm our revenues and results of operations.

We follow internal practices to assess real and potential conflicts of interest among our practices and professionals. For example, we generally will not represent parties adverse to each other in the same matter. Under bankruptcy rules we generally may not represent both a debtor and its creditors on the same engagement. Accordingly, we may have to resign from engagements because of conflicts with engagements entered into by Lexecon, the DAS business or Ten Eyck prior to our acquiring them. In addition, Lexecon, the DAS business or Ten Eyck may not be free to accept engagements they could have accepted prior to our acquiring them because of conflict issues. Under federal bankruptcy laws, we are required to notify the U.S. Trustee of real or potential conflicts. The U.S. Trustee could find that we no longer meet the disinterested standard because of real or potential conflicts, and order us to resign and refund fees that have been paid. In some cases we could be ordered to refund fees that were not paid to us, but that were paid to the sellers of those practices. We may not have recourse to recover any or all of any refunded fees from such sellers. Future conflicts of interest may require us to decline or resign from additional client engagements. New acquisitions may require us to resign from current client engagements because of conflicts issues that are not currently identifiable. Our inability to accept new client engagements, or the requirement that we resign from client engagements, as a result of conflicts of interest may harm our revenue growth and results of operations.

ITEM 2. PROPERTIES

We lease our principal corporate facility in Annapolis, Maryland, under a lease that expires in February 2007. This facility contains about 19,540 square feet of space. We also lease offices in 23 other major cities across the U.S., including such cities as New York, Chicago, Houston, Dallas, Los Angeles and Washington, D.C., and in London, England, to support our continuing operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings such as intellectual property and securities litigation, the results are difficult to predict at all. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations.

On February 18, 2004, we filed suit in Superior Court, in North Bergen, New Jersey against a number of former employees and the new corporation they formed. In our complaint, we assert numerous claims, including that these former employees acted contrary to their obligations and breached their duties of loyalty by wrongfully soliciting numerous of our employees to leave the company and to join them in a competitive venture, wrongly solicited our clients and unlawfully used and disclosed our confidential, proprietary and trade secret information in the new business venture. We are seeking unspecified money damages and equitable relief relating to the non-solicitation and hiring away of our employees and clients.

On December 23, 2003, we filed an action against PwC in the Supreme Court of the State of New York. The action arises out of our acquisition of PwC’s BRS business unit in August 2002. Our asset purchase agreement with PwC contains non-competition covenants that are in effect for three years. We brought this action to enforce the non-competition covenants against PwC. Our complaint seeks damages, and injunctive and other equitable relief. On February 10, 2004, the court granted and denied in part our motion for preliminary injunction. PwC has appealed the ruling and has sought a stay of discovery pending the appeal.

We are unable to predict the outcome of any of the above proceedings; however, we do not believe an adverse determination with respect to such litigation would have an adverse effect on our financial condition or the results of our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for consideration during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “FCN.” The following table lists the high and low sale prices per share for our common stock as reported on the New York Stock Exchange for the periods indicated. These prices have been adjusted to give effect to the three-for-two stock split that was paid as a stock dividend on June 4, 2003 to stockholders of record on May 7, 2003:

	Year Ended December 31,
	2003		2002
	High	Low	High	Low
Quarter Ended
March 31	$30.93	$25.53	$21.92	$13.92
June 30	32.45	22.60	24.80	18.73
September 30	27.60	17.00	28.53	18.16
December 31	24.58	16.79	28.62	20.67

Number of Stockholders of Record

As of March 10, 2004, the number of record holders of our common stock was 166.

Dividends

We have not declared or paid any cash dividends on our common stock to date and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future because we intend to retain our earnings, if any, to finance the expansion of our business, make acquisitions and for general corporate purposes. Our credit facility restricts our ability to a certain extent to pay dividends.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2003.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (b)
October 1 through October 31, 2003	90,700	$19.95	90,700	$48,190,926
November 1 through November 30, 2003	103,500	$21.48	194,200	$45,967,926
December 1 through December 31, 2003	—	—	—	—

Total	194,200	$20.76	194,200	$45,967,926

a.	During the fourth quarter of 2003, we purchased all of these shares of our common stock through our publicly announced stock repurchase program.
b.	In October 2003, the Board of Directors approved a $50.0 million stock repurchase program. This program expires in October 2004. These amounts represent gross purchase prices that include the amounts paid as commissions on the related purchases.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the periods or dates indicated are derived from our consolidated financial statements. The consolidated financial statements for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 were audited by Ernst & Young LLP. You should read the data below in conjunction with our consolidated financial statements, related notes and other financial information appearing in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Item 8. Financial Statements and Supplementary Data.”

Acquisitions

Our results of operations and financial position were impacted by our acquisition activities. We acquired the following businesses in transactions accounted for as purchase business combinations.

•	As of November 28, 2003, we acquired Lexecon, Inc.

•	As of October 31, 2003, we acquired the dispute advisory services business of KPMG LLP.

•	As of October 15, 2003, we acquired Ten Eyck Associates.

•	As of January 2, 2002, we acquired Technology & Financial Consulting, Inc.

•	As of August 30, 2002, we acquired the U.S. Business Recovery Services division of PricewaterhouseCoopers, LLP.

•	As of February 4, 2000, we acquired Policano & Manzo, L.L.C.

Amortization

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, we no longer amortize goodwill and intangible assets with indefinite useful lives, but we are required to test these assets for impairment at least annually.

Interest Expense, Net

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other changes, Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement No. 145 provides that gains and losses from extinguishments of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. Accordingly, our losses on retirement of debt are included in interest expense for the years ended December 31, 2003 and 2000.

Discontinued Operations

In July 2002, we committed to a plan to sell our applied sciences practice, consisting of the LWG asset disposal group and the SEA asset disposal group. In January 2003, we sold the LWG asset disposal group and in August 2003, we sold the SEA asset disposal group. Because we eliminated the operations and cash flows of the business components comprising the applied sciences practice from our ongoing operations as a result of the disposal transactions, and because we do not have any significant continuing involvement in the operations after the disposal transactions, we have presented the results of the applied sciences practice’s operations as a discontinued operation for all periods.

	Year Ended December 31,
	2003	2002	2001	2000 *	1999
	(in thousands, except per share data)
INCOME STATEMENT DATA

Revenues	$375,695	$224,113	$122,317	$95,532	$48,914
Direct cost of revenues	176,353	108,104	59,074	48,979	25,600
Selling, general and administrative expenses	78,777	51,647	33,085	23,920	16,532
Special termination charges	3,060	—	—	—	—
Amortization	3,680	1,033	4,235	3,942	1,554

Operating income	113,825	63,329	25,923	18,691	5,228
Interest expense, net	(4,196)	(4,717)	(4,356)	(19,242)	(4,014)

Income (loss) from continuing operations, before income taxes	109,629	58,612	21,567	(551)	1,214
Income taxes	44,838	23,704	8,621	184	402

Income (loss) from continuing operations	64,791	34,908	12,946	(735)	812

Income from operations of discontinued operations, net of income taxes	1,649	3,145	3,523	3,296	2,179
Loss from sale of discontinued operations, net of income taxes	(6,971)	(891)	—	—	—

Income (loss) from discontinued operations	(5,322)	2,254	3,523	3,296	2,179

Net income	$59,469	$37,162	$16,469	$2,561	$2,991

Earnings per common share - basic

Income (loss) from continuing operations	$1.58	$1.09	$0.48	$(0.05)	$0.07

Net income	$1.45	$1.16	$0.61	$0.16	$0.27

Earnings per common share - diluted

Income (loss) from continuing operations	$1.54	$1.02	$0.44	$(0.04)	$0.07

Net income	$1.41	$1.09	$0.56	$0.14	$0.26

Weighted average number of common shares outstanding

Basic	40,925	32,031	26,762	15,918	10,962

Diluted	42,046	34,197	29,447	17,982	11,315

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$5,765	$9,906	$12,856	$3,235	$5,046
Working capital	14,933	13,778	28,766	20,163	19,233
Total assets	660,565	430,531	159,098	149,246	84,840
Long-term debt	121,250	97,833	28,166	60,500	42,727
Stockholders’ equity	455,156	267,975	105,136	68,624	30,252

*	During 2000, we recorded a $5.4 million extraordinary loss on the early extinguishment of debt, net of income taxes of $3.1 million. On January 1, 2003, we adopted Statement No. 145 which required to us to reclassify our extraordinary loss to interest expense for 2000. Prior to the adoption of Statement No. 145, our income from continuing operations was reported as follows (in thousands, except per share amounts).

Operating income	$18,691
Net interest expense	(10,771)

Income from continuing operations, before income taxes and extraordinary item	7,920
Income taxes	3,262

Income from continuing operations before extraordinary item	$4,658

Income from continuing operations per common share — basic	$0.29

Income from continuing operations per common share — diluted	$0.26

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion and analysis of our consolidated financial condition and results of operations for each of the three years in the period ended December 31, 2003 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “—Item 8. Financial Statements and Supplementary Data.” Historical results may not indicate our future performance. See “— Forward Looking Statements.”

We are a multi-disciplined consulting firm and one of the largest providers of forensic accounting and litigation, corporate finance/restructuring and economic consulting services in the U.S. Within our forensic accounting and litigation consulting practice, we work with companies faced with fraud, financial disclosure and accounting investigations, misstatements and malpractice issues, and provide evaluation services, electronic evidence and repository hosting services and creative solutions to litigation and trial management problems, and help our clients mitigate the cost of or avoid litigation. Our corporate finance/restructuring practice assists underperforming companies in making decisions to improve their financial and operational position given their current situation, as well as provides services in connection with bankruptcies, mergers and acquisitions and restructuring management. Within our economic consulting practice, we provide sophisticated economic, competition and anti-trust modeling and analysis, and merger, acquisition and financial advisory services. All of our practices have experience providing testimony in the following areas: fraud, damages, lost profits, valuation, accountant’s liability and malpractice, contract disputes, patent infringement, price fixing, purchase price disputes, solvency and insolvency, fraudulent conveyance, as well as other areas.

During 2003, we began expanding our corporate finance/restructuring practice into the United Kingdom with an office in London.

Recent Transactions and Developments

Business Recovery Services Acquisition from PwC. On August 30, 2002, we acquired the domestic Business Recovery Services, or BRS, division of PricewaterhouseCoopers, LLP. Results from continuing operations for 2003 include the contribution from BRS, which was included in our consolidated results beginning September 1, 2002.

Applied Sciences Practice Sale. During 2003, we sold our applied sciences practice, consisting of two separate business components, the LWG asset disposal group and the SEA asset disposal group. The applied sciences practice offered a broad range of forensic engineering and scientific investigation services. In January 2003, we completed the sale of the LWG asset disposal group. On August 31, 2003, we sold the assets and liabilities of the SEA asset disposal group to its senior management for its adjusted book value of $16.0 million. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of our applied sciences practice are treated as discontinued operations. During 2003, we recorded an after-tax loss of $7.0 million related to the sale of the applied sciences practice. Unless otherwise indicated, all amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are from continuing operations. We have included in Note 3. Discontinued Operations and Sale of Applied Sciences Practice to the consolidated financial statements a more comprehensive discussion about our discontinued operations.

Ten Eyck Acquisition. As of October 15, 2003, we acquired the operations and substantially all the net assets of Ten Eyck Associates, P.C. in exchange for $13.2 million in cash and 175,536 restricted shares of our common stock valued at $2.4 million. Ten Eyck is a consulting practice that specializes in Securities and Exchange Commission, or SEC, investigations and securities law litigation, SEC accounting and enforcement consulting, fraud investigations, accountants’ malpractice, director and officer liability issues, financial and accounting crisis management, strategic advice and other financial litigation consulting services. Ten Eyck employs about 20 professionals located in Washington, D.C. and King of Prussia, Pennsylvania.

Dispute Advisory Services Acquisition from KPMG. As of October 31, 2003, we acquired the dispute advisory services, or DAS, practice from KPMG, LLP, a U.S. accounting and tax firm, in exchange for $89.1 million in cash. Because we did not acquire any net working capital in this transaction, we were required to use about

$5.6 million of cash to fund the operations of this acquired practice during the last two months of 2003, after the acquisition was completed. We estimate that we will need to fund an additional $8 million to $9 million of working capital for this practice during the first quarter of 2004. The DAS practice assists clients in the analysis and resolution of all phases of complex disputes in a variety of forums, including litigation, arbitration, mediation and other forms of dispute resolution. As a result of this transaction, we hired about 151 billable professionals located in 14 cities across the United States.

Lexecon Acquisition. As of November 28, 2003, we acquired substantially all of the net assets of Lexecon Inc. from its parent company, Nextera Enterprises, Inc. Lexecon provides economic consulting services throughout the United States and has about 200 employees located in Chicago, Illinois and Cambridge, Massachusetts. The purchase price was about $129.2 million in cash, subject to adjustments. We financed the transaction from a combination of our existing cash and our new credit facilities as described below under “—Future Capital Needs and Resources.”

Share Repurchase Program. In October 2003, our board of directors approved a share repurchase program under which we may purchase, from time to time, up to $50.0 million of our common stock over the next twelve months. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the fourth quarter of 2003, we repurchased and retired 194,200 shares of our common stock at a total cost of about $4.0 million.

Transactions and Developments after December 31, 2003

In the first quarter of 2004, we announced the unanticipated departures of a number of senior professionals in our corporate finance/restructuring practice. Some or all of those professionals have formed a company to compete with us. In addition, some of our clients have informed us that they have or will transfer their engagements to those former employees and their company. These clients are requesting refunds of their retainer balances, which is negatively impacting our cash flows in the early part of 2004.

Due to the resignations of former members of our professional staff, we performed an impairment test of our goodwill in February 2004. No impairment of goodwill was identified as a result of our test.

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

We believe that the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Some clients pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings or refund any excess over the final amount billed to clients, as appropriate, upon our completion of the work. If the client is in bankruptcy, fees for our professional services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work. We make an initial determination whether to record all or a portion of such a holdback as revenue prior to collection on a case-by-case basis.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable as well as potential fee reductions or refunds imposed by bankruptcy courts. We estimate this allowance by reviewing the status of all accounts and recording reserves based on our experiences in these cases and historical bad debt expense. Our actual experience has not varied significantly from our estimates. However, if the financial condition of our clients were to deteriorate, resulting in their inability to pay our fees, we may need to record additional allowances in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing significant services.

Goodwill. As of December 31, 2003, we have goodwill of $514.5 million that we recorded for business combinations completed principally in the last five years. The majority of this goodwill was generated from our acquisition of BRS during 2002 and our acquisitions of Lexecon and the DAS business during 2003. Goodwill represented 77.9% of our total assets at December 31, 2003. We make at least annual assessments of impairment of our goodwill in accordance with our stated accounting policy. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with this goodwill. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill to its estimated implied fair value. During 2003, we wrote down $6.8 million of goodwill related to the SEA asset disposal group to reflect the net assets of this disposal group at its estimated fair value less cost to sell.

Results of Continuing Operations

Introduction. Our financial results are primarily driven by:

•	the utilization rates of the billable professionals we employ;
•	the number of billable professionals we employ;
•	the rates per hour we charge our clients for service; and
•	the number and size of engagements we secure.

Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and also from our ability to attract new and recurring engagements. During 2003, the increase in our revenues and profitability as compared to 2002 was primarily due to the acquisition of BRS in August 2002.

We calculate the utilization rate for our professional staff by dividing the number of hours all of our professionals charged our clients during a period by the total available working hours for all of our professionals assuming a 40-hour work week and a 52-week year, excluding holidays. During the first half of 2003, utilization rates were high and our financial performance was strong across all practice areas. However, during the third quarter of 2003, demand for our corporate finance/restructuring services began to decline, primarily as a result of a strengthening economy. Our corporate finance/restructuring practice represented the largest portion of our business in 2003. A decrease in utilization of our professional staff in this or other practices could have a negative impact on our financial results. However, our revenues grew during the fourth quarter of 2003, primarily due to the revenues generated from the acquisitions we completed in that quarter. Our operating profit margins declined in the fourth quarter of 2003, due to the slow down in our corporate finance/restructuring business and due to lower utilization rates generated by our recently acquired business relative to our historical experiences. As compared to the full year of 2002, our operating profit margins improved primarily resulting from our strong performance in the first half of 2003.

As a result of the unanticipated departure of about 60 billable professional staff in our corporate finance/ restructuring practice in the first quarter of 2004, we expect revenues from those services to decrease in 2004. However, we believe total revenues will increase, largely driven by the growth in our forensic accounting and litigation consulting and economic consulting practices. We attribute this expected growth primarily to the businesses we acquired in 2003. We expect our overall utilization rates will be lower in 2004 than 2003 primarily as a result previously mentioned departures of some of our billable professionals who have historically generated among the highest utilization rates in our business.

Revenues. Revenues from continuing operations increased 67.6% from $224.1 million for the year ended December 31, 2002 to $375.7 million for 2003. This increase is primarily attributable to the acquisition of BRS, which occurred as of August 30, 2002. Our corporate finance/restructuring practice accounted for about 68% of our revenues during 2003. About 27% of our revenues were attributable to our forensic accounting and litigation consulting practice, and less than 5% of our revenues were derived from our economic consulting practice.

During the third quarter of 2003, we began to experience a decrease in demand for our corporate finance/restructuring related services. Consequently, the decrease in the demand for those services resulted in a lower utilization of billable professionals during the second half of 2003 than we had experienced in earlier quarters and a decline in the growth of our revenues beginning in the third quarter of 2003. We have been focused on mitigating the impact of this decrease in demand by redeploying some of these professionals to work on transaction support, loan due diligence reviews and forensic accounting assignments where demand is higher. In addition, during the fourth quarter of 2003, we recorded a special termination charge totaling $3.1 million related to contractual benefits due to specified employees as a result of the termination of their employment.

Headcount Summary

As of December 31,	Billable	Non-billable	Total
2003	827	258	1,085
2002 *	610	159	769

Increase (Decrease)	217	99	316

% Increase (Decrease)	35.6%	62.3%	41.1%

*	The headcount information for 2002 excludes 294 employees associated with our discontinued operations.

The number of billable employees increased from December 31, 2002 to December 31, 2003 largely due to the acquisitions of Lexecon and KPMG’s dispute advisory services business. We acquired about 290 billable employees as a result of these transactions in the fourth quarter of 2003. During the latter part of 2003, our corporate finance/restructuring practice experienced a decrease in billable employees related to the decreased demand for these services.

Utilization of billable professionals was about 83% during 2003, compared to about 88% for the same period of 2002. We experienced a decrease in utilization rates across our largest practice areas in 2003, consisting of our corporate finance/restructuring practice and our forensic accounting and litigation consulting practice. During 2003, the volume of bankruptcy cases declined. As a result, utilization rates have decreased in our corporate finance/restructuring practice primarily due to the decrease in demand for these services. The decrease in utilization rates in our forensic accounting and litigation consulting practice is primarily attributable to the DAS business that we acquired from KPMG in the fourth quarter of 2003. We acquired 151 billable employees as a result of this transaction. The overall utilization rate of these professionals was lower than our existing practice. We are actively repositioning our resources to focus on services where demand is currently higher. However, we cannot be sure that our actions will be successful in allowing our business to achieve utilization rates at the rate we experienced in 2002. Accordingly, we believe that our overall utilization rate will be about 78% during 2004.

Our average bill rate per hour for 2003 was $363, an increase from an average of $311 for 2002. The improvement in our bill rates is the result of several factors, including:

•	an increase in our average bill rates during the year;

•	an increased concentration of corporate finance/restructuring consulting services, beginning in August 2002, which typically have higher hourly bill rates than some of our other practice areas; and

•	a decrease in billable employees in our corporate finance/restructuring practice primarily at the lower levels, which resulted in an increasing percentage of our professional employees being billable at higher rates.

Many of the billable professionals that left during the first quarter of 2004, were among the highest billing professionals. As a result, we expect that our average hourly billable rate during 2004 may decline, which would have a negative impact on revenues.

Revenues from continuing operations for the year ended December 31, 2002 increased 83.2% to $224.1 million compared with $122.3 million in 2001. The greatest growth was in our corporate finance/restructuring practice, which includes the August 2002 acquisition of BRS, in addition to our organic growth. Our forensic accounting and litigation consulting practice also experienced significant growth in revenue, principally attributable to our ability to recruit seasoned financial professionals to meet the continued strong demand for our consulting services, as well as the acquisition of TFC at the beginning 2002. Within that practice, our trial services revenues grew during 2002, although at a more modest rate. The number of our professional employees at December 31, 2002 grew 246.3% from December 31, 2001. Of this growth, 55.9% occurred as a result of organic growth and the development of new practice areas, and the remainder as a result of the acquisitions of BRS and TFC. During the first quarter of 2002, we also raised our professional rates by an average of 8%. The new services we added during 2002 also contributed to the increase in revenues and operating income during the year.

Direct Cost of Revenues. Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues from our continuing operations was 46.9% of our total revenues for the year ended December 31, 2003 as compared to 48.2% for the comparable period in 2002. The increases in our bill rates have resulted in revenues increasing at a faster rate than direct costs. Direct cost of revenues of our continuing operations was 48.3% in 2001, which was comparable to the 48.2% experienced in 2002.

To date we have addressed the decrease in demand for our corporate finance/restructuring services through the natural attrition of our professionals as well as through reassignments of professionals to other practice areas. Any decrease in revenues without a corresponding reduction in our costs will likely harm our profitability. We may need to take further actions in the future to reduce our direct compensation costs relative to the decreased demand for our corporate finance/restructuring services. However, we cannot be sure that our actions will be successful in decreasing our overall operating costs or maintaining our current profitability levels.

Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, rent, marketing, corporate overhead expenses, bad debt expense and depreciation and amortization of property and equipment. Selling, general and administrative expense was 21.0% of our total revenues for 2003 and 23.0% for 2002. This improvement in 2003 is primarily due to the greater leverage of our corporate overhead costs in relation to our increased revenue base resulting primarily from the acquisition of BRS. Although selling, general and administrative expense has not increased as a percentage of revenues, it has increased in absolute dollars by $27.1 million. This increase is largely attributable to increased personnel, facilities and general corporate expenses associated with the acquired operations of BRS and other business expansion.

Our corporate overhead expenses, included in selling, general and administrative expense, represented about 5.0% of total revenues for the year ended December 31, 2003 and 6.8% for 2002. Although corporate overhead expenses did not increase as a percentage of revenues, it increased in absolute dollars by $3.5 million or 23.1%. The increase in corporate overhead expenses is primarily related to increased staffing and consulting costs to address the requirements of the Sarbanes-Oxley Act and to further strengthen our corporate governance and control activities. In particular, we have created an internal legal department, expanded internal audit activities and enhanced our regulatory reporting functions. These initiatives have and will continue during 2004. We have also increased our back-office staffing during 2003 to support our growing organization. The decline in our corporate overhead costs relative to our revenues reflects the increased leverage of our overhead and corporate support services in relation to our increased revenue base.

Bad debt expense, included in selling, general and administrative expense, increased from 1.2% of revenues for the year ended December 31, 2002 to 1.4% of revenues for 2003. This increase represented $2.3 million of the increase in selling, general and administrative expense.

Depreciation and amortization of property and equipment has increased by $2.1 million from $4.9 million for the year ended December 31, 2002 to $7.0 million during 2003 as a result of the increase in the furniture and equipment necessary to support a larger organization. Depreciation and amortization decreased from 2.2% of revenues during 2002 to 1.9% of revenues during 2003.

As a percent of our total revenues, selling, general and administrative expenses, which include depreciation and amortization of property and equipment, were 23.0% in 2002 and 27.0% in 2001. The improvement in 2002 as compared to 2001 was primarily the result of the growth in our corporate finance/restructuring services, which have a lower selling and general administrative expense as a percent of revenues than our other practice areas.

Amortization of Goodwill and Other Intangible Assets. In connection with the acquisition of BRS in August 2002, we recorded $5.1 million of other intangible assets, consisting primarily of client backlog. We began to amortize these other intangible assets in September 2002. Amortization expense of $1.0 million in 2002 is entirely attributable to the BRS acquisition. We recorded additional amortizable intangible assets of $9.8 million in connection with our acquisition activities in the fourth quarter of 2003. Amortization expense increased by $2.7 million to $3.7 million during 2003 of which $3.1 million relates to the BRS acquisition and $0.6 million relates to the acquisitions completed in 2003. We amortize other intangible assets over their useful lives ranging from 18 to 36 months. We expect amortization expense to increase in 2004 primarily as a result of the acquisition activity in 2003. We are in process of performing a valuation of the intangible assets that we acquired during 2003. At December 31, 2003, the estimated valuation of these intangible assets, totaling $9.8 million, is based on data that we have developed to date. We will complete our valuation in 2004. The final purchase price allocation may differ from our preliminary allocation, which may have an effect on our estimates of future amortization expense.

As required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we no longer amortize goodwill, beginning January 1, 2002. Amortization of goodwill of continuing operations was $4.2 million in 2001.

Interest Income. Interest income increased $1.0 million from the year ended December 31, 2002 to $1.2 million during 2003. This increase is primarily due to income recognized on the investment of higher average cash balances during 2003, primarily resulting from the net proceeds received from the public offering of our common stock in February 2003 as well as increasing cash flows provided by operations. We expect interest income to decline in 2004 as a result our use of cash on hand during the fourth quarter primarily to complete our acquisition activities.

Interest Expense. Interest expense consists primarily of interest on debt we incurred to purchase businesses over the past several years. Interest rates during 2003 have been lower than in 2002, although the additional borrowings in August 2002 to acquire BRS substantially increased the amount of our debt at the beginning of 2003 as compared to 2002. At December 31, 2002, we had $97.8 million of outstanding bank debt, and at December 31, 2003, we had $121.3 million of outstanding bank debt.

Interest expense increased from $4.9 million during the year ended December 31, 2002 to $5.4 million during 2003. Interest expense in 2003 includes $768,000 of deferred debt financing fees we wrote off in connection with the early debt extinguishments during the year. Interest expense increased during this period primarily due to the higher average borrowings outstanding during 2003 as a result of our additional borrowings in August 2002 to acquire BRS.

Interest rates during 2002 were lower than in 2001. As a result, interest expense in 2002 was $4.9 million, compared to $4.5 million in 2001, despite our additional borrowings in August 2002 to acquire BRS.

Income Taxes. Our effective tax rate for continuing operations in 2003 was 40.9% compared to 40.4% in 2002 and 40.0% in 2001. Our effective tax rate has increased over the past several years as a result of an increasing portion of our taxable income being generated in state and local jurisdictions with high tax rates. See Note 9 of Notes to Consolidated Financial Statements for a reconciliation of the federal statutory rate to our effective tax rates during each of these years, and a summary of the components of our deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash Flows.

	Year Ended December 31,		Change from Previous Year
	2003	2002	Dollars	Percent
	(dollars in thousands)
Cash provided by operating activities	$96,134	$77,648	$18,486	23.8%

Cash used in investing activities	(231,741)	(156,386)	75,355	48.2%

Cash provided by financing activities	131,466	75,788	55,678	73.5%

We continue to finance operations and capital expenditures solely through cash flows from operations. Cash flows from operating activities have improved year-over-year since 2000 primarily due to increasing revenues and improved financial performance that has resulted from the growth of our business. During the year ended December 31, 2003, our total revenues from continuing operations increased by 67.6% as compared to the same period in 2002. At the same time our direct cost of revenues and our selling, general and administrative expenses declined as a percentage of revenues to 67.9% during 2003 as compared to 71.2% during 2002.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During 2003, we experienced an increase in our billed and unbilled accounts receivables, net of billings in excess of services provided. Our customary collection terms range from 30 to 60 days for all of our clients. Our average collection period during 2003 increased when compared to 2002, primarily due to a decrease in retainers we collected from clients prior to the performance of our services. Our total retainer balance as of December 31, 2003 has decreased as a percentage of outstanding receivables in comparison to the balance as the end of 2002. We expect our retainer balances to decrease during 2004 due to the loss of client engagements and the refund of retainers as a result of the departure of some of our billable professionals in 2004. Our deferred tax liabilities are increasing as a result of the fact that our goodwill is amortized and deducted currently for income tax purposes but is no longer amortized for financial statement purposes.

During 2003, net cash used in investing activities increased as compared to 2002, primarily due to an increase of $88.4 million in cash used for our acquisition activities offset by $12.2 million of cash received from the sale of our applied sciences practice. During 2003, we spent $10.6 million for purchases of property and equipment as compared to $8.8 million during the same period in 2002. This increase is primarily related to the integration of BRS. We had no material outstanding purchase commitments as of December 31, 2003.

Our financing activities in all periods have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions, particularly BRS in 2002 and the acquisitions we completed during the fourth quarter of 2003. During the first quarter of 2003, we completed the public offering of 2.7 million shares of our common stock, generating net cash proceeds of $99.2 million. We used about half of the net proceeds from the stock offering to repay our long-term debt. We also used all of the net cash proceeds from the sale of the applied sciences practice to repay $12.2 million of debt.

Future Capital Needs and Resources. Effective as of November 28, 2003, our bank credit agreements were amended and restated. The amended bank credit facility provides for up to $225.0 million of secured financing, consisting of a $100.0 million revolving loan and $125.0 million in term loans. The maturity date of the $100.0 million revolving credit facility is November 28, 2008. The term loans mature as follows:

•	$1.9 million on December 31, 2003,

•	$19.0 million on December 31, 2005 and

•	$104.1 million on September 30, 2008.

Principal payments on the term loans began on December 31, 2003, and are payable quarterly thereafter through maturity. Debt under the credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the credit facility, the lenders have a security interest in substantially all of our assets. As of November 28, 2003, we accessed $104.1 million of additional term loans under our amended credit facilities. We used the additional borrowing capacity under this amended and restated bank credit facility primarily to fund our acquisition of Lexecon that occurred as of November 28, 2003. As of December 31, 2003, we had outstanding aggregate debt under the credit facility of $121.3 million, bearing interest at about 3%. We are not subject to any penalties for early payment of debt under the credit facility.

Our amended and restated bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. At December 31, 2003, we were in compliance with all covenants as stipulated in the agreements.

As of December 31, 2003, our capital resources included $5.8 million of cash and cash equivalents and a $100.0 million revolving loan commitment under our amended and restated bank credit facility. The availability of borrowings under our revolving credit facility is subject to specified borrowing conditions. As of December 31, 2003, we could have accessed $98.0 million of available borrowings under our revolving bank credit facility.

During the first quarter of 2004, to date we have borrowed about $17.0 million under our revolving credit facility. We have used these borrowings primarily to finance the working capital requirements of the DAS business we acquired as of October 31, 2003 and incentive compensation payments made during the first quarter of 2004. We have also used the borrowings to finance the refunds of retainer balances associated with the loss of client engagements resulting from the departure of corporate finance/restructuring professionals.

We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses, general corporate and capital expenditures relating to the operation of our business;

•	debt service requirements; and

•	up to $46.0 million of discretionary funding for our share repurchase program.

We believe that our anticipated operating cash flow and our $103.8 million in total liquidity, consisting of our cash on hand and the total borrowings available under our bank credit facility are sufficient to fund our capital and liquidity needs for at least the next 12 months. In making this assessment, we have considered:

•	funds required for the integration of our acquisitions of Ten Eyck, Lexecon and DAS;

•	funds required for debt service payments and capital expenditures;

•	funds required to support our ongoing and acquired operations, including estimated income taxes;

•	cash required to fund the initial working capital requirements of DAS, which we estimate to be an additional $8 million to $9 million during the first quarter of 2004;

•	the financial impact, including a decrease in operating cash flows related to the departure of a number of senior professionals in our corporate finance/restructuring practice; and

•	the discretionary funding of our share repurchase program.

Our conclusion that we will be able to fund our capital requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account the impact of any significant acquisition transactions or any further unexpected departures of significant numbers of billable professionals. The anticipated cash needs of our business could change significantly if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business.

Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of December 31, 2003. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements and appropriate classification of items under generally accepted accounting principles currently in effect. Future events could cause actual payments to differ from these amounts. The amounts shown under long-term debt are based solely on the current payment schedule and exclude interest payments and any additional draw down under the revolving loan commitment.

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Long-term debt	$121,250	$16,250	$21,250	$26,250	$31,250	$26,250	$—
Operating leases	57,132	8,385	8,058	8,081	7,112	6,014	19,482
Capital lease obligations	1,010	620	279	93	16	2	—

Total obligations	$179,392	$25,255	$29,587	$34,424	$38,378	$32,266	$19,482

Effect of Inflation. Inflation is not material factor affecting our business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures.

Forward-Looking Statements

Some of the statements under “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results and do not intend to do so. Factors, which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to, the risk factors described in “Part I — Item 1. Business — Business Risks.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates on our variable rate debt. We have managed this risk by entering into interest rate swaps. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates.

We have entered into interest rate swap transactions on a portion of our outstanding term loans. At December 31, 2003, the notional amount of our outstanding interest rate swap agreement was $8.6 million. This interest rate swap was designated as hedges against a portion of our outstanding debt and was used to convert the interest rate on a portion of our variable rate debt to fixed rates for the life of the swap. Our pay rate on the hedged portion of our debt was 6.65% at December 31, 2003, compared to our receive rate of 1.15%. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income. This interest rate swap agreement expired in January 2004.

ITEM 8. Financial Statements and Supplementary Data

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Auditors

Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTI Consulting, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

February 16, 2004

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$5,765	$9,906
Accounts receivable, net of allowance of $11,511 in 2003 and $6,955 in 2002	57,584	29,271
Unbilled receivables, net of allowance of $4,384 in 2003 and $2,061 in 2002	26,138	35,576
Deferred income taxes	4,798	2,364
Prepaid expenses and other current assets	4,918	3,165
Current assets of discontinued operations	—	11,084

Total current assets	99,203	91,366

Property and equipment, net	20,757	14,938
Goodwill	514,544	299,241
Other intangible assets, net	10,137	4,067
Other assets	15,924	5,999
Long-term assets of discontinued operations	—	14,920

Total assets	$660,565	$430,531

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$18,623	$10,738
Accrued compensation and benefits	33,061	26,265
Current portion of long-term debt	16,250	20,000
Billings in excess of services provided	16,336	19,921
Current liabilities of discontinued operations	—	664

Total current liabilities	84,270	77,588

Long-term debt, net of current portion	105,000	77,833
Capital lease obligations and other, net of current portion	1,822	1,405
Deferred income taxes	14,317	5,730
Commitments and contingent liabilities (notes 6, 7, 8 and 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized — 2003 and 45,000 shares authorized — 2002; 42,253 shares issued and outstanding — 2003 and 36,006 shares issued and outstanding — 2002	423	360
Additional paid-in capital	332,823	200,456
Unearned compensation	(5,733)	(346)
Retained earnings	127,667	68,198
Accumulated other comprehensive loss	(24)	(693)

Total stockholders’ equity	455,156	267,975

Total liabilities and stockholders’ equity	$660,565	$430,531

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues	$375,695	$224,113	$122,317

Operating expenses
Direct cost of revenues	176,353	108,104	59,074
Selling, general and administrative expense	78,777	51,647	33,085
Special termination charges	3,060	—	—
Amortization of goodwill and other intangible assets	3,680	1,033	4,235

	261,870	160,784	96,394

Operating income	113,825	63,329	25,923

Other income (expense)
Interest income	1,193	155	162
Interest expense	(5,389)	(4,872)	(4,518)

	(4,196)	(4,717)	(4,356)

Income from continuing operations before income tax provision	109,629	58,612	21,567

Income tax provision	44,838	23,704	8,621

Income from continuing operations	64,791	34,908	12,946

Discontinued operations
Income from operations of discontinued operations, net of income tax provision of $1,156 in 2003, $2,198 in 2002 and $2,824 in 2001	1,649	3,145	3,523
Loss from sale of discontinued operations, net of income tax provision (benefit) of $2,810 in 2003 and ($607) in 2002	(6,971)	(891)	—

(Loss) Income from discontinued operations	(5,322)	2,254	3,523

Net income	$59,469	$37,162	$16,469

Earnings per common share — basic
Income from continuing operations	$1.58	$1.09	$0.48

Net income	$1.45	$1.16	$0.61

Earnings per common share — diluted
Income from continuing operations	$1.54	$1.02	$0.44

Net income	$1.41	$1.09	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Common Stock
	Shares	Amount
Balance, January 1, 2001	23,776	$238	$53,819	$—	$14,567	$—	$68,624
Issuance of common stock in connection with:
Exercise of options, including tax benefit of $8,116	3,748	37	19,907				19,944
Employee stock purchase plan	262	3	1,013				1,016
Exercise of warrants	2,020	20	3,438				3,458
Restricted shares	56	1	594	(595)			—
Retirement of common stock in connection with warrant exercise	(475)	(5)	(3,453)				(3,458)
Amortization of unearned compensation				27			27
Comprehensive Income:
Cumulative effect on prior years of changing to a different method of accounting for interest rate swaps						(348)	(348)
Other comprehensive loss—change in fair value of interest rate swaps						(596)	(596)
Net income					16,469		16,469

Total comprehensive income							15,525

Balance, December 31, 2001	29,387	294	75,318	(568)	31,036	(944)	105,136
Issuance of common stock in connection with:
Exercise of options, including tax benefit of $12,754	1,815	18	19,259				19,277
Employee stock purchase plan	229	2	3,023				3,025
Restricted shares	6	—	28				28
Business combinations	4,569	46	102,844				102,890
Payment for fractional shares	—	—	(16)				(16)
Amortization of unearned compensation				222			222
Comprehensive Income:
Other comprehensive income—change in fair value of interest rate swaps, net of income taxes of $185						251	251
Net income					37,162		37,162

Total comprehensive income							37,413

Balance, December 31, 2002	36,006	360	200,456	(346)	68,198	(693)	267,975
Issuance of common stock in connection with:
Public offering, net of offering costs of $1,386	3,992	40	99,183				99,223
Exercise of options, including tax benefit of $11,599	1,798	18	24,478				24,496
Employee stock purchase plan	196	2	4,041				4,043
Restricted shares, net of forfeitures	282	3	5,807	(5,822)			(12)
Business combinations	176	2	2,372				2,374
Purchase and retirement of common stock	(194)	(2)	(4,030)				(4,032)
Payment for fractional shares	(3)	—	(2)				(2)
Amortization of unearned compensation			518	435			953
Comprehensive Income:
Other comprehensive income—change in fair value of interest rate swaps, net of income taxes of $228						669	669
Net income					59,469		59,469

Total comprehensive income							60,138

Balance, December 31, 2003	42,253	$423	$332,823	$(5,733)	$127,667	$(24)	$455,156

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net income	$59,469	$37,162	$16,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	7,003	4,947	3,867
Amortization of goodwill and other intangible assets	3,680	1,033	5,049
Income tax benefit from stock option exercises	11,599	12,754	8,116
Provision for doubtful accounts	5,109	2,776	205
Non-cash stock-based compensation	941	307	27
Loss from sale of discontinued operations	9,181	1,209	—
Non-cash interest expense and other	1,873	542	422
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	179	551	(2,093)
Prepaid expenses and other current assets	(1,401)	(985)	(437)
Accounts payable, accrued expenses and other	4,786	11,120	(24)
Accrued compensation expense	(2,460)	11,581	2,197
Billings in excess of services provided	(3,825)	(5,349)	1,630

Net cash provided by operating activities	96,134	77,648	35,428

Investing activities
Payments for acquisition of businesses, including acquisition costs	(233,709)	(145,288)	(211)
Cash received from sale of discontinued operations	12,150	—	—
Purchases of property and equipment	(10,612)	(8,777)	(4,366)
Contingent payments to former owners of subsidiaries	(408)	(121)	(3,023)
Proceeds from landlord reimbursements and sales of property and equipment	352	—	1,231
Change in other assets	486	(2,200)	67

Net cash used in investing activities	(231,741)	(156,386)	(6,302)

Financing activities
Issuance of common stock, net of offering costs	99,223	—	—
Issuance of common stock under stock option and employee stock purchase plans	16,940	9,532	12,843
Purchase and retirement of common stock	(4,032)	—	—
Borrowings under long-term debt arrangements	109,121	119,000	—
Payments of long-term debt	(85,704)	(49,333)	(32,334)
Payments of capital lease obligations	(307)	(214)	(268)
Payments of debt financing fees and other	(3,775)	(3,197)	254

Net cash provided by (used in) financing activities	131,466	75,788	(19,505)

Net (decrease) increase in cash and cash equivalents	(4,141)	(2,950)	9,621

Cash and cash equivalents, beginning of year	9,906	12,856	3,235

Cash and cash equivalents, end of year	$5,765	$9,906	$12,856

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in tables expressed in thousands, except per share data)

1. Description of Business and Significant Accounting Policies

Description of business. We are one of the largest providers of forensic accounting and litigation, corporate finance/restructuring and economic consulting services in the U.S. Within our forensic accounting and litigation consulting practice, we work with companies faced with fraud, financial disclosure and accounting investigations, misstatements and malpractice issues. We provide evaluation services, electronic evidence and repository hosting services and creative solutions to litigation and trial management problems, and help our clients mitigate the cost of or avoid litigation. Our corporate finance/restructuring practice assists underperforming companies in making decisions to improve their financial and operational position given their current situation, as well as provides services in connection with bankruptcies, mergers and acquisitions and restructuring management. Within our economic consulting practice, we provide sophisticated economic, competition and anti-trust modeling and analysis, and merger, acquisition and financial advisory services.

We employ over 1,000 professionals who are strategically located in 24 major cities in the United States, as well as in London, England. Our clients include the world’s largest corporations, financial institutions and law firms in matters involving financial and operational improvement and major litigation.

Principles of consolidation. The consolidated financial statements include the accounts of FTI Consulting, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates.

We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of significant past-due receivables and by analyzing historical bad debt trends and realization adjustments to our revenues. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, the controls and procedures designed to estimate realization adjustments to our revenues and a lack of concentrations of accounts receivable. Accounts receivable balances are not collateralized.

We also make estimates in determining self-insurance reserves for certain employee benefit plans and other ordinary accruals. These estimates are based upon historical trends, current experience and knowledge of relevant factors.

Cash equivalents. Cash equivalents consist of highly liquid short-term investments with maturities of three months or less at the time of purchase.

Supplemental cash flow information.

	Year Ended December 31,
	2003	2002	2001
Cash paid for interest	$3,554	$4,100	$4,600

Cash paid for income taxes	$28,705	$4,500	$6,000

Other non-cash investing and financing activities
Assets acquired under capital lease	$41	$514	$220
Issuance of common stock to acquire businesses	$2,374	$102,890	$—

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

Property and equipment. We record property and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives ranging from three to seven years for furniture, equipment and internal use software. We amortize leasehold improvements and assets under capital leases over the shorter of the estimated useful life of the asset or the lease term. The gross amount of assets recorded under capital lease obligations included in property and equipment is $1.5 million as of December 31, 2003 and $1.5 million as of December 31, 2002.

We capitalize costs incurred during the application development stage of computer software developed or obtained for internal use. Capitalized software is classified within property and equipment and is amortized over the estimated useful life of the software, which is generally three years.

Goodwill. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in purchase business combinations. Upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill. We review goodwill for impairment as of October 1 of each year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. No impairment of goodwill was identified as a result of these tests. For purposes of impairment testing, our reporting units are those components of our operating segment for which discrete financial information is available and regularly reviewed by management. Components are combined when determining reporting units if they have similar economic characteristics.

The table below reflects our financial results for the year ended December 31, 2001 as if we had adopted Statement No. 142 effective January 1, 2001 and accordingly not amortized our goodwill.

Net income, as reported	$16,469
Goodwill amortization, net of income taxes	2,502

Net income, pro forma	$18,971

Earnings per common share, basic
Net income, as reported	$0.61
Goodwill amortization, net of income taxes	0.09

Net income, pro forma	$0.70

Earnings per common share, diluted
Net income, as reported	$0.56
Goodwill amortization, net of income taxes	0.08

Net income, pro forma	$0.64

Goodwill amortization included in income from operations of discontinued operations was $841,000 for the year ended December 31, 2001.

Other intangible assets. We amortize our intangible assets that have finite lives over the estimated periods benefited using the straight-line method. See Note 2. Acquisitions — Purchase price allocation.

Valuation of long-lived assets excluding goodwill. We review long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

to future undiscounted net cash flows we expect the assets to generate. We group assets at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss, if any, is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

Interest rate swaps. We sometimes use derivative instruments consisting primarily of interest rate swap agreements to manage our exposure to changes in interest rates. We do not use derivative instruments for trading or other speculative purposes.

All derivative instruments are reported on the balance sheet at fair value and changes in a derivative’s fair value are recognized currently in earnings unless specified hedge criteria are met. If an interest rate swap is designated a cash flow hedge, the effective portions of the changes in the fair value of the swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

As part of managing the exposure to changes in the market interest rates on our variable rate debt, we have entered into various interest rate swap transactions with financial institutions acting as the counter-party. To ensure both appropriate use as a hedge and hedge accounting treatment, all swaps entered into are designated according to the hedge objective against a specific debt issue. The notional amounts, rates and maturities of our interest rate swaps are closely matched to the related terms of hedged debt obligations. None of our interest rate swaps would result in a significant loss to us if a counter-party failed to perform according to the terms of the agreement.

Debt financing fees. We amortize the costs we incur to obtain debt financing over the terms of the underlying obligations using the effective interest method. The amortization of debt financing costs is included in interest expense. Unamortized debt financing costs are classified within other assets in our consolidated balance sheets.

Billings in excess of services provided. Billings in excess of services provided represents amounts billed to clients, such as retainers, in advance of work being performed. Clients may make advance payments, which are held on deposit until completion of work. These amounts are either applied to final billings or refunded to clients upon completion of work. Retainers in excess of related accounts receivable and unbilled receivables are recorded as billings in excess of services provided in our consolidated balance sheets.

Revenue recognition. We derive most of our revenues from professional service activities. The vast majority of these activities are provided under “time-and-materials” billing arrangements, and revenues, consisting of billed fees and pass-through expenses, are recorded as work is performed and expenses are incurred. We record allowances for estimated realization adjustments to our professional services fees that are subject to review by bankruptcy courts. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the accompanying consolidated balance sheets.

Direct cost of revenues. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues does not include an allocation of overhead costs.

Advertising costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $406,000 during 2003, $480,000 during 2002 and $575,000 during 2001.

Stock-based compensation. We record compensation expense for stock-based compensation for employees and non-employee members of our board of directors using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the grant date exceeds the exercise or acquisition price of the stock or stock-based award.

We have two stock-based employee compensation plans, which are described more fully in Note 11. Equity Compensation and Employee Benefit Plans. All options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. We also periodically issue restricted and unrestricted stock to employees in connection with new hires and performance evaluations. The fair market value on the date of issue of unrestricted stock is immediately charged to compensation expense, and the fair value on the date of issue of restricted stock is charged to compensation expense ratably over the restriction period.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted. The following table illustrates the effect on net income and earnings per share if we had determined compensation costs by applying the fair value recognition provisions of Statement No. 123 to stock-based employee awards.

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$59,469	$37,162	$16,469
Add — Stock-based employee compensation cost included in reported net income, net of taxes	556	183	27
Deduct — Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(10,052)	(8,059)	(2,369)

Net income, pro forma	$49,973	$29,286	$14,127

Earnings per common share
Basic, as reported	$1.45	$1.16	$0.61

Basic, pro forma	$1.22	$0.91	$0.53

Diluted, as reported	$1.41	$1.09	$0.56

Diluted, pro forma	$1.22	$0.87	$0.48

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

The Black-Scholes option-pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe the existing models do not necessarily provide a reliable measure of the fair value of our stock-based awards. The fair value of the stock-based awards was estimated on the measurement date using the Black-Scholes option-pricing model using the following assumptions.

	Year Ended December 31,
	2003	2002	2001
Assumptions
Risk-free interest rate	1.02% — 2.59%	3.5%	4.5%
Dividend yield	0%	0%	0%
Expected life of option grants	3 years	2.6 years	3.4 years
Expected life of stock purchase plan grants	0.5 years	0.5 years	0.5 years
Stock price volatility — option plan grants	55.5% — 59.4%	63.4% — 68.5%	75.8% — 78.2%
Stock price volatility — purchase plan grants	33.8% — 61.0%	54.6% — 57.3%	55.39% — 59.92%
Weighted average fair value of grants
Stock options:
Grant price=fair market value	$8.98	$11.64	$6.27
Grant price>fair market value	$9.17	—	—
Employee stock purchase plan shares	$7.49	$5.53	$2.01
Restricted shares	$20.53	$23.39	$11.87

Income taxes. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock splits. The board of directors approved a three-for-two split of our common stock payable in the form of a stock dividend to shareholders of record on May 7, 2003, which we paid on June 4, 2003. The board of directors also approved a three-for-two stock split payable in the form of a stock dividend which was distributed to stockholders of record on January 2, 2002. All share and per share data included in these consolidated financial statements have been restated to reflect these stock splits.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

Earnings per common share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive effects of shares issuable under our stock option plans using the treasury stock method.

	Year Ended December 31,
	2003	2002	2001
Numerator — basic and diluted
Income from continuing operations	$64,791	$34,908	$12,946
(Loss) Income from discontinued operations, net of income taxes	(5,322)	2,254	3,523

Net income	$59,469	$37,162	$16,469

Denominator (in thousands)
Weighted average number of common shares outstanding — basic	40,925	32,031	26,762
Effect of dilutive stock options	1,121	2,166	2,685

Weighted average number of common shares outstanding — diluted	42,046	34,197	29,447

Earnings per common share — basic
Income from continuing operations	$1.58	$1.09	$0.48
(Loss) Income from discontinued operations, net of income taxes	(0.13)	0.07	0.13

Net income	$1.45	$1.16	$0.61

Earnings per common share — diluted
Income from continuing operations	$1.54	$1.02	$0.44
(Loss) Income from discontinued operations, net of income taxes	(0.13)	0.07	0.12

Net income	$1.41	$1.09	$0.56

Antidilutive stock options (in thousands )	822	1,718	1,114

Concentrations of risk. We believe that the geographic and industry diversity of our customer base minimizes the risk of incurring material losses due to concentrations of credit risk.

Adoption of new accounting pronouncements. In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also clarifies that upon issuance of a guarantee a guarantor is required to recognize a liability for the fair value of the obligations undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to certain guarantees issued or modified on or after January 1, 2003. The provisions that require recognition of a liability do not apply to a subsidiary’s guarantee of a parent company’s debt owed to a third party. As of January 1, 2003, we did not guarantee the debt of any entity outside our consolidated group and therefore, the implementation of FASB Interpretation No. 45 did not have a material impact on our financial position or results of operations. As of December 31, 2003, substantially all of our subsidiaries are guarantors of borrowings under our bank credit facility in the amount of $121.3 million. Currently, we do not have any significant debt guarantees related to entities outside of the consolidated group.

On January 1, 2003, we adopted Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other changes, Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and classified

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

as an extraordinary item, net of the related tax effect. Statement No. 145 provides that gains and losses from extinguishments of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. Accordingly, gains or losses we incur on the retirement of our debt are classified as interest expense.

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

Reclassifications. We have reclassified some prior period amounts to conform to our current year presentation.

2. Acquisitions

Lexecon. As of November 28, 2003, we acquired substantially all of the assets and most of the liabilities of Lexecon Inc. from its parent company, Nextera Enterprises, Inc. Lexecon, located in Chicago, Illinois and Cambridge, Massachusetts, is an economic consulting firm that provides services throughout the United States. Its clients include major law firms and the corporations that they represent, government and regulatory agencies, public and private utilities, and multinational corporations. Lexecon’s services involve the application of economic, financial and public policy principles to market place issues in a large variety of industries. Its services address three broad areas: litigation support, public policy studies and business consulting. Lexecon provides expert witness testimony, economic analyses and other litigation-related services in adversarial proceedings in courts and before regulatory bodies, arbitrators and international trade organizations.

We paid Nextera cash of $129.2 million to acquire Lexecon and we incurred acquisition-related costs of about $1.4 million. We financed the acquisition with a combination of existing cash resources and borrowings of $104.1 million under our amended and restated bank credit facility.

Dispute Advisory Services practice of KPMG. As of October 31, 2003, we acquired certain assets and liabilities of the dispute advisory services business of KPMG LLP, a U.S. accounting and tax firm, in exchange for $89.1 million in cash. We also incurred acquisition-related expenses of about $0.6 million. The dispute advisory services, or DAS, business assists clients in the analysis and resolution of all phases of complex disputes in a

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

variety of forums, including litigation, arbitration, mediation and other forms of dispute resolution. The identifiable assets we acquired were client backlog and a nominal amount of computer equipment. We did not acquire the accounts receivable or any other working capital related to KPMG’s DAS business.

Ten Eyck. As of October 15, 2003, we acquired the operations and substantially all the net assets of Ten Eyck Associates, P.C. in exchange for about $13.2 million in cash and 175,536 restricted shares of our common stock valued at $2.4 million. The common stock was valued based upon an independent appraisal. We also incurred acquisition-related expenses of about $0.2 million. Ten Eyck is a consulting practice that specializes in Securities and Exchange Commission, or SEC, investigations and securities law litigation, SEC accounting and enforcement consulting, fraud investigations, accountants’ malpractice, director and officer liability issues, financial and accounting crisis management, strategic advice and other financial litigation consulting services.

Domestic Business Recovery Services Division of PricewaterhouseCoopers. As of August 30, 2002, we acquired the domestic Business Recovery Services, or BRS, division of PricewaterhouseCoopers, LLP, or PwC, for 4.5 million shares of common stock valued at $101.9 million and $142.0 million in cash, including $2.0 million in acquisition related expenses. The results of operations of BRS have been included in the accompanying consolidated financial statements since August 31, 2002. We allocated the acquisition cost to identifiable assets and liabilities based upon their estimated relative fair values. During 2003, we completed our valuation of the billed and unbilled receivables we acquired. As a result, we adjusted our purchase price allocation and increased the total receivables by $1.3 million with a corresponding decrease to goodwill. We believe the goodwill recorded as a result of the BRS acquisition will be fully deductible for income tax purposes over the next 15 years.

We entered into four-year employment agreements with the former partners of BRS that we acquired. When they withdrew as partners of PwC, 47 of them received shares of our common stock from PwC. These partners received a total of about 3.6 million shares of our common stock and then agreed with us to restrict the transfer of 40% of their shares. All restricted shares are non-transferable for two years. After the second anniversary of the closing of the BRS acquisition, one-half of these restricted shares become unrestricted, and on the fourth anniversary, the remaining shares also become unrestricted. We granted the BRS partners contractual protection against a decline in the value of their restricted shares during the four-year restricted period if the market price for the shares falls below $18.89 per share. If a BRS partner were to terminate his or her employment with us prior to the expiration of the four-year term of the employment agreement, the restricted period for the remaining restricted shares would be extended to eight years from the date of termination, and these shares would lose their price protection. Any future payments we might have to make as a result of the price protection will be reflected as a change in the value of the shares granted upon acquisition and recorded as a reduction to additional paid-in capital.

Technology & Financial Consulting, Inc. As of January 2, 2002, we completed the acquisition of all of the outstanding common stock of Technology & Financial Consulting, Inc. Technology & Financial Consulting, based in Houston, Texas, provides intellectual property consulting services. The total purchase price was $4.3 million, including cash payments of $3.3 million and common stock valued at $1.0 million. The fair market value of the 46,216 shares of common stock was based on the average market price of the shares over the period from two days before to two days after the date we entered into the definitive purchase agreement on December 31, 2001. In connection with the acquisition, assets with a fair market value of $4.3 million, including $3.7 million of goodwill, were acquired and liabilities of $33,000 were assumed. The results of operations of Technology & Financial Consulting are included in the accompanying consolidated financial statements beginning January 2, 2002. We are required to pay the sellers additional annual earnout amounts based on a percent of annual revenues for each of the four years from 2002 through 2005. Based on revenues for 2002 and 2003, total earnout amounts were $908,000.

Purchase price allocation. The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed, pertaining to the significant acquisitions we completed in 2003 and 2002. We are in process of performing a valuation of the identifiable intangible assets that we acquired in 2003, consisting principally of client backlog and non-compete agreements. The estimated valuation of these intangible assets is based on data

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

that we have developed to date. We will complete our valuation in 2004. The final purchase price allocation may differ from the preliminary allocation presented below. Our amortizable intangible assets are being amortized over a weighted-average useful life of about two years. We recorded significant goodwill from these acquisitions as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of these acquisitions will be fully deductible for income tax purposes over the next 15 years.

A summary of how we allocated the purchase price of the significant businesses we acquired is as follows:

	Lexecon	DAS	BRS
Direct cost of business combinations
Cash paid, including transaction costs	$130,619	$89,681	$141,994
Common stock issued	—	—	101,880

	$130,619	$89,681	$243,874

Net assets acquired
Accounts receivable, billed and unbilled, net	$21,482	$—	$42,651
Other current assets	426	—	—
Property and equipment	2,099	221	—
Contracts, backlog (estimated 2 year weighted-average useful life)	3,000	5,000	4,200
Intellectual property (estimated 3 year weighted-average useful life)	—	—	360
Non-compete agreements (estimated 3 year weighted-average useful life)	500	—	540
Goodwill	117,938	85,116	218,361
Other assets	67	—	—
Accounts payable and accrued expenses	(14,464)	(500)	(1,709)
Billings in excess of services provided	(22)	(156)	(20,529)
Other liabilities	(407)	—	—

	$130,619	$89,681	$243,874

Pro forma results. Our consolidated financial statements include the operating results of each acquired business from the dates of acquisition. The unaudited pro forma financial information below for the years ended December 31, 2003 and 2002 assumes that our material business acquisitions had occurred at the beginning of each of the periods presented.

DAS was not a separate reporting unit of KPMG and as a result, separate complete historical financial statements are not available. The information included in the pro forma presentation consists of the revenue from the book-of-business of the partners and directors who joined FTI and direct expenses, including compensation and benefits of the professionals and administrative personnel joining FTI, reimbursable and subcontractor costs and some practice related costs. Practice related costs consist principally of non-reimbursable costs, bad debt expense, administrative support and depreciation. The direct expenses of DAS do not include an allocation of KPMG’s firm wide expenses such as rent, insurance, national marketing, data processing, accounting, the cost of national

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

support offices and other similar corporate expenses. Accordingly, the unaudited pro forma financial information below is not indicative of the expected results of our future operations.

	Years Ended December 31,
	2003	2002
Pro forma financial information for 2003 acquisitions

Revenues	$514,374	$372,058
Income from continuing operations before income taxes	145,413	98,271
Income per common share from continuing operations — basic	$2.12	$1.83

Net income per common share — basic	$1.99	$1.90

Income per common share from continuing operations — diluted	$2.02	$1.71

Net income per common share — diluted	$1.90	$1.78

The following combined unaudited pro forma consolidated results of operations give effect to the acquisition of BRS as if it occurred at the beginning of each of the periods presented below. The results are not necessarily indicative of what would have occurred had this transaction been consummated on that date.

	Years Ended December 31,
	2002	2001
Pro forma financial information for 2002 acquisition

Revenues	$333,134	$289,561
Income from continuing operations	45,533	30,788
Income per common share from continuing operations — basic	$1.31	$0.99

Net income per common share — basic	$1.38	$1.10

Income per common share from continuing operations — diluted	$1.24	$0.91

Net income per common share — diluted	$1.30	$1.01

3. Discontinued Operations and Sale of Applied Sciences Practice

In July 2002, we committed to a plan to sell our applied sciences practice, consisting of the LWG asset disposal group and the SEA asset disposal group. We recorded an after-tax loss of $891,000 as of December 31, 2002 to present the LWG asset disposal group at its fair value less cost to sell.

In January 2003, we sold the LWG asset disposal group for total consideration of $4.15 million, consisting of cash of $2.15 million and a note in the amount of $2.0 million. During 2003, we recognized an additional after-tax loss of $0.2 million. The promissory note bears annual interest at 9.75% and matures December 31, 2010. Interest is payable monthly in arrears beginning February 28, 2003. Principal amounts are payable in forty-eight equal monthly installments beginning on January 31, 2007. This unsecured note is subordinated in payment to the issuer’s senior bank debt. We have classified the note within other assets in our consolidated balance sheet.

In August 2003, we completed the sale of the SEA asset disposal group to SEA’s senior management for total consideration of $16.0 million. The total consideration included $10.0 million in cash and a promissory note from the buyer in the amount of $6.0 million. We recognized an after-tax loss of $6.8 million in 2003 related to the sale of SEA. The promissory note bears annual interest at 9.0% and matures in August 2010. Interest is payable monthly in arrears beginning September 30, 2003. Principal amounts are payable in monthly installments beginning on August 31, 2006. This unsecured note is subordinated in payment to the issuer’s senior bank debt. We have classified the note within other assets in our consolidated balance sheet.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

The net assets of the applied sciences practice were as follows as of December 31, 2002.

	SEA	LWG	Total
Accounts receivable, net	$6,421	$1,303	$7,724
Unbilled receivables, net	2,099	1,080	3,179
Other current assets	31	150	181

Current assets of discontinued operations	8,551	2,533	11,084

Property and equipment, net	1,309	237	1,546
Goodwill	11,330	1,884	13,214
Other assets	—	160	160

Long-term assets of discontinued operations	12,639	2,281	14,920

Current liabilities of discontinued operations	—	(664)	(664)

Net assets of discontinued operations	$21,190	$4,150	$25,340

Because we eliminated the operations and cash flows of the business components comprising the applied sciences practice from our ongoing operations as a result of the disposal transactions, and because we do not have any significant continuing involvement in the operations after the disposal transactions, we have presented the results of the applied sciences practice’s operations as a discontinued operation for all periods. Summarized operating results of the applied sciences practice are as follows:

	Year Ended December 31,
	2003	2002	2001
Revenues	$24,011	$45,833	$44,042
Income before income taxes	2,805	5,343	6,347
Net income	1,649	3,145	3,523

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

4. Balance Sheet Details

	December 31,
	2003	2002
Property and equipment
Furniture, equipment and software	$33,425	$22,588
Leasehold improvements	6,424	4,714

	39,849	27,302
Accumulated depreciation and amortization	(19,092)	(12,364)

	$20,757	$14,938

Other assets
Notes receivable	$8,000	—
Debt financing fees	5,519	3,785
Deferred income taxes	675	200
Other non-current assets	1,730	2,014

	$15,924	$5,999

Accounts payable, accrued expenses and other
Accounts payable	$5,405	$3,463
Accrued expenses	7,595	3,288
Income taxes payable	4,420	3,534
Current portion of capital lease obligations	583	260
Deferred income taxes	620	193

	$18,623	$10,738

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

5. Goodwill and Other Intangible Assets

We perform impairment tests on the carrying value of our goodwill on at least an annual basis. No impairment of goodwill was identified as a result of these tests, which we conducted as of October 1, 2003 and 2002. Other intangible assets with finite lives are amortized over their estimated useful lives. The changes in the carrying amount of goodwill are as follows.

	Continuing Operations	Discontinued Operations	Consolidated
Balance, January 1, 2002	$75,733	$14,423	$90,156
Impairment charge attributable to pending disposal of LWG	—	(1,209)	(1,209)
Goodwill acquired during the year:
Contingent payments to former owners of subsidiaries	121	—	121
Acquisition of Technology & Financial Consulting	3,692	—	3,692
Acquisition of BRS	219,695	—	219,695

Balance, December 31, 2002	299,241	13,214	312,455
Goodwill acquired during the year:
Acquisition of Ten Eyck	12,675	—	12,675
Acquisition of DAS	85,116	—	85,116
Acquisition of Lexecon	117,938	—	117,938
Contingent payments to former owners of subsidiaries	908	—	908
Adjustment to allocation of BRS purchase price	(1,334)	—	(1,334)
Goodwill disposed of during the year:
Sale of LWG asset disposal group	—	(1,884)	(1,884)
Sale of SEA asset disposal group	—	(4,557)	(4,557)
Impairment of SEA asset disposal group	—	(6,773)	(6,773)

Balance as of December 31, 2003	$514,544	$—	$514,544

As discussed in Note 2. Acquisitions, on August 30, 2002, we acquired the domestic Business Recovery Services, or BRS, division of PricewaterhouseCoopers, LLP. As discussed in Note 3. Discontinued Operations and Sale of Applied Sciences Practice, we sold our applied sciences practice during 2003. Our applied sciences practice consisted of two separate business components or asset disposal groups, LWG, Inc. and S.E.A., Inc. We completed the sale of the LWG asset disposal group in January 2003 and we completed the sale of the SEA asset disposal group in August 2003. During the second quarter of 2003, we recorded a $6.8 million impairment loss to reflect the estimated fair value of the net assets of the SEA asset disposal group less the estimated costs to sell.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

The table below summarizes our other intangible assets subject to amortization. The amortizable assets acquired in 2003 are based on our estimated valuations, which we will complete in 2004. The final purchase price allocation may differ from our preliminary estimates.

		December 31, 2003		December 31, 2002
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contracts, backlog	1.5 to 3	$12,700	$4,247	$4,200	$933
Intellectual property	3	360	160	360	40
Non-compete agreement	3	1,790	306	540	60

		$14,850	$4,713	$5,100	$1,033

Amortization expense related to amortizable intangible assets was $3.7 million in 2003 and $1.0 million in 2002. There was no amortization expense attributable to amortizable intangible assets in 2001. Intangible asset amortization is estimated to be $5.2 million in 2004, $3.2 million in 2005 and $1.7 million in 2006.

6. Fair Value of Financial Instruments

We have determined the estimated fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop fair value estimates. As a result, the estimates presented below are not necessarily indicative of the amounts that we could realize or be required to pay in a current market exchange.

Cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses. The carrying amounts of these items are reasonable estimates of their fair values.

Debt. The fair value of long-term debt approximates its carrying value at December 31, 2003 and 2002, based on an assessment of currently available terms for similar arrangements.

Interest rate swap agreements. The carrying amount of these instruments is fair value. The fair value of our interest rate swap agreements is based on estimates obtained from bankers to settle the agreements.

Letters of credit. We use letters of credit to back some lease guarantees. Outstanding letters of credit totaled $2.0 million at December 31, 2003. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

7. Long-Term Debt and Capital Lease Obligations

	December 31,
	2003	2002
Bank credit facility
Term loans, interest payable quarterly at an adjusted rate calculated based either on the London Interbank Offered Rate (LIBOR) or an alternative rate equal to the greater of a rate calculated based on the federal funds rate plus 0.5% or the U.S. prime rate (3.1% to 3.2% — 2003; 4.2% to 5.0% — 2002)	$121,250	$97,833
Revolving loan commitment of $100.0 million	—	—

Total long-term debt	121,250	97,833
Less current portion	16,250	20,000

Long-term debt, net of current portion	$105,000	$77,833

Total capital lease obligations	$949	$889
Less current portion	583	260

Capital lease obligations, net of current portion	$366	$629

Bank credit facility. On August 30, 2002, we entered into an amended and restated credit facility in connection with the acquisition of BRS. The bank credit facility in effect through November 2003 provided for up to $200.0 million of secured financing, consisting of $100.0 million in term loans and a $100.0 million revolving credit facility. If not prepaid, the term loans matured from December 1, 2005 through August 30, 2006. The revolving credit facility matured on August 30, 2006. At December 31, 2002, substantially all of our assets were pledged in connection with this bank credit facility.

Effective on November 28, 2003, our bank credit agreement was amended and restated. The amended bank credit facility provides for up to $225.0 million of secured financing, consisting of a $100.0 million revolving credit facility and $125.0 million in term loans. The maturity date of the $100.0 million revolving credit facility is November 28, 2008. The term loans mature as follows:

•	$1.9 million on December 31, 2003,

•	$19.0 million on December 31, 2005 and

•	$104.1 million on September 30, 2008.

Principal payments on the term loans began on December 31, 2003, and are payable quarterly thereafter through maturity. Debt under the credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the credit facility, the lenders have a security interest in substantially all of our assets.

The bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our or their assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. At December 31, 2003, we were in compliance with all covenants as stipulated in the agreements.

Interest rate swaps. We have entered into interest rate swap transactions on a portion of our outstanding term loans. At December 31, 2003, the notional amount of our outstanding interest rate swap agreement was $8.6 million. The interest rate swap resulted in exchanging floating LIBOR rates for a fixed rate of 6.65%, and expired in January 2004. We recognize changes in the fair value of interest rate swaps in the consolidated

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

financial statements as changes in accumulated other comprehensive income (loss). During 2003, we did not recognize a net gain (loss) related to the interest rate swap transactions as there was no ineffective portion of the cash flow hedge nor was there any portion of the hedged instrument excluded from the assessment of hedge effectiveness.

Early extinguishment of debt. During 2003, we utilized $12.15 million of cash proceeds from the sale of our applied sciences practice and $49.8 million from the public offering of our common stock to repay outstanding term loans under our bank credit facility prior to maturity. As a result of these repayments, we wrote-off $768,000 of unamortized debt financing fees to interest expense.

Future maturities of long-term debt and capital lease obligations. For years subsequent to December 31, 2003, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of December 31, 2003 are as follows.

	Long-Term Debt	Capital Lease Obligations	Total
2004	$16,250	$620	$16,870
2005	21,250	279	21,529
2006	26,250	93	26,343
2007	31,250	16	31,266
2008	26,250	2	26,252

	121,250	1,010	122,260
Less imputed interest	—	61	61

	$121,250	$949	$122,199

8. Commitments and Contingencies

Operating lease commitments. We lease office space and office equipment under non-cancelable operating lease agreements that expire in various years through 2015. Some of our leases for office space contain provisions whereby the future rental payments may be adjusted for increases in maintenance and insurance above specified amounts. We also lease furniture and equipment under operating leases having initial terms of less than one year. For years subsequent to December 31, 2003, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income, are as follows.

2004	$8,385
2005	8,058
2006	8,081
2007	7,112
2008	6,014
Thereafter	19,482

$57,132

Rental expense included in continuing operations consists of the following:

	2003	2002	2001
Furniture and equipment	$896	$301	$375
Office and storage	8,604	7,365	3,586

	$9,500	$7,666	$3,961

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

9. Income Taxes

Significant components of deferred tax assets and liabilities are as follows.

	December 31,
	2003	2002
Deferred tax assets
Allowance for doubtful accounts	$4,178	$1,217
Accrued bonus	620	523
State net operating loss carryforward	—	604
Depreciation	675	200
Other	—	20

	5,473	2,564

Deferred tax liabilities
Gain on sale of fixed assets	130	292
Prepaid expenses	569	163
Goodwill amortization	13,347	5,358
Capitalized software	512	44
Accrued vacation and other	379	66

	14,937	5,923

Net deferred tax liability	$(9,464)	$(3,359)

The components of the income tax provision (benefit) from continuing operations are as follows.

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$34,024	$17,219	$6,749
State	5,736	3,529	2,006

	39,760	20,748	8,755

Deferred
Federal	4,345	2,533	(49)
State	733	423	(85)

	5,078	2,956	(134)

Income tax provision	$44,838	$23,704	$8,621

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows.

	Year Ended December 31,
	2003	2002	2001
Federal income tax provision at statutory rate	$38,369	$20,514	$7,548
State income taxes, net of federal benefit	6,379	3,104	1,076
Expenses not deductible for tax purposes	90	82	74
Other	—	4	(77)

	$44,838	$23,704	$8,621

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

10. Stockholders’ Equity

Equity offering. In February 2003, we completed a public offering and sale of 3,992,392 shares of our common stock. We received $99.2 million in cash, net of $1.4 million of offering costs.

Restricted shares of common stock. During 2003, we issued 284,640 shares of restricted common stock. Of these shares, we issued 205,000 shares of restricted stock to former partners of the dispute advisory services business we acquired from KPMG as of October 31, 2003. These shares were issued pursuant to employment arrangements and are contingent on continued employment. The shares vest at the end of five years from the acquisition date.

Common stock repurchase program. In October 2003, our board of directors approved a share repurchase program under which we may purchase, from time to time, up to $50.0 million of common stock over a twelve-month period. The shares of common stock may be purchased through open market or privately negotiated transactions and may be funded with a combination of cash on hand or borrowings under our existing bank credit facility. During 2003, we repurchased and retired 194,200 shares at a total cost of $4.0 million.

11. Equity Compensation and Employee Benefit Plans

The 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Options to purchase common stock may be granted at prices not less than 50% of the fair market value of the common stock at the date of grant, for a term of no more than ten years. Vesting provisions for individual awards are at the discretion of our board of directors. Outstanding options have been granted at prices equal to or exceeding the market value of the stock on the grant date, vest over periods of up to three years, and expire ten years subsequent to award. Under the terms of our stock option plan, we may also grant restricted and unrestricted common stock to employees. We granted shares of unrestricted common stock under our stock option plan as follows: 2003 – 252,819 shares, 2002 – 6,135 shares and 2001 – 55,477 shares.

The following table summarizes our stock option activity for the years indicated (shares in thousands).

	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price	2001	Weighted Average Exercise Price
Options outstanding, January 1	5,807	$14.72	4,758	$5.39	7,344	$3.16
Options granted during period:
Grant price = fair market value	383	$22.53	2,870	$23.03	1,280	$11.41
Grant price > fair market value	90	$26.45	—	—	—	—
Options exercised	(1,798)	$7.17	(1,815)	$3.32	(3,748)	$3.13
Options forfeited	(152)	$21.39	(6)	$4.23	(118)	$2.43

Options outstanding, December 31	4,330	$18.54	5,807	$14.72	4,758	$5.39

Options exercisable, December 31	1,873	$16.74	1,585	$9.29	1,537	$3.50

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

The following is a summary of our outstanding and exercisable stock options at December 31, 2003 (shares in thousands).

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$ 1.90 — $10.71	752	$4.67	6.0 years	459	$5.34
$12.36 — $17.97	905	$13.41	7.8 years	548	$13.84
$18.59 — $21.97	911	$21.34	8.9 years	206	$21.07
$22.07 — $24.28	940	$24.12	8.7 years	306	$24.13
$25.67 — $33.25	822	$27.39	8.9 years	354	$27.13

	4,330	$18.54		1,873	$16.74

Employee stock purchase plan. The FTI Consulting, Inc. Employee Stock Purchase Plan allows our eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is 85% of the lower of the closing price of our common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 1,800,000 shares are authorized for purchase under the plan. Employees purchased shares under this plan during the following years at the weighted average prices per share as indicated: 2003 — 195,700 shares at $20.66; 2002 — 159,254 shares at $15.18; and 2001 — 213,500 shares at $5.37.

Employee benefit plans. We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which are limited to a percent of the participant’s eligible compensation. The percentage match is at the discretion of our board of directors. We made contributions related to the plan of $2.0 million during 2003, $1.6 million during 2002 and $1.1 million during 2001.

12. Segment Reporting

We are a multi-disciplined consulting firm with leading practices in the areas of forensic accounting and litigation, corporate finance/restructuring and economic consulting services. Prior to September 1, 2002, we were organized into three operating segments: corporate finance/restructuring consulting, forensic and litigation consulting and applied sciences. As a result of the acquisition of the domestic Business Recovery Services division of PricewaterhouseCoopers, LLP in August 2002 (see Note 2. Acquisitions) and the decision to sell the applied sciences practice (see Note 3. Discontinued Operations and Sale of Applied Sciences Practice), we are now managing our operations as one segment.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

13. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2003
Revenues	$101,351	$94,526	$83,593	$96,225
Direct cost of revenues	46,536	43,074	37,388	49,355
Other operating expenses	21,942	19,562	19,940	24,073

Operating income	32,873	31,890	26,265	22,797
Interest, net	1,830	741	845	780

Income from continuing operations before income taxes	31,043	31,149	25,420	22,017
Income taxes	12,575	12,615	10,295	9,353

Income from continuing operations	18,468	18,534	15,125	12,664
Income (loss) from discontinued operations	975	(6,334)	37	—

Net income	$19,443	$12,200	$15,162	$12,664

Earnings per common share — basic
Income from continuing operations	$0.48	$0.45	$0.36	$0.30

Net income	$0.51	$0.30	$0.36	$0.30

Earnings per common share — diluted
Income from continuing operations	$0.46	$0.44	$0.36	$0.30

Net income	$0.49	$0.29	$0.36	$0.30

Weighted average common shares outstanding (in thousands):
Basic	38,652	41,343	41,764	41,893

Diluted	40,338	42,524	42,585	42,627

2002
Revenues	$37,907	$39,790	$55,859	$90,557
Direct cost of revenues	18,695	19,539	27,278	42,592
Other operating expenses	9,809	9,741	13,498	19,632

Operating income	9,403	10,510	15,083	28,333
Interest expense, net	730	601	1,251	2,135

Income from continuing operations before income taxes	8,673	9,909	13,832	26,198
Income taxes	3,500	4,001	5,596	10,607

Income from continuing operations	5,173	5,908	8,236	15,591
Income (loss) from discontinued operations	1,431	780	656	(613)

Net income	$6,604	$6,688	$8,892	$14,978

Earnings per common share — basic
Income from continuing operations	$0.17	$0.20	$0.25	$0.44

Net income	$0.22	$0.23	$0.27	$0.42

Earnings per common share — diluted
Income from continuing operations	$0.16	$0.18	$0.24	$0.41

Net income	$0.21	$0.20	$0.26	$0.39

Weighted average common shares outstanding (in thousands):
Basic	29,675	30,264	32,435	35,681

Diluted	32,030	32,471	34,515	37,695

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar amounts in tables expressed in thousands, except per share data)

The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted-average number of common shares outstanding during each quarterly period.

Special termination charges. Operating expenses during the fourth quarter of 2003 include $3.1 million of special termination charges. These charges relate to contractual benefits due to specified employees as a result of the termination of their employment.

Interest expense, net. Interest expense, net for 2003, includes write-offs of deferred financing fees as a result of early extinguishments. These amounts total $513,000 during the first quarter of 2003 and $255,000 during the third quarter of 2003.

14. Subsequent Events

In the first quarter of 2004, we announced the unanticipated departures of a number of senior professionals in our corporate finance/restructuring practice. Some or all of those professionals have formed a company to compete with us. In addition, some of our clients have informed us that they have or will transfer their engagements to those former employees and their company. None of those professionals had written employment agreements in effect at the time they departed. In February 2004, we filed suit in New Jersey against a number of these former employees and the new corporation they formed. In our complaint, we assert numerous claims, including that these former employees acted contrary to their obligations and breached their duties of loyalty by wrongfully soliciting many of our employees to leave our company and to join them in a competitive venture, and wrongly solicited our clients. We are seeking unspecified money damages and equitable relief relating to the non-solicitation and hiring away of our employees and clients. We are unable to predict whether we will be successful on any or all of those claims.

Due to the resignation of a number of our professional staff, we performed an impairment test of our goodwill in February 2004. No impairment of goodwill was identified as a result of our test.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to FTI Consulting, Inc., including its consolidated subsidiaries, required to be included in our periodic SEC filings. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the deterioration of the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2003, pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in our proxy statement under the captions “The Board of Directors,” “Executive Officers and Compensation,” “Corporate Governance of FTI,” including, without limitation, “—Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Policy on Ethics and Business Conduct, which applies to our Chief Executive Officer, President, Chief Financial Officer, Corporate Controller and our other financial professionals as well as our Chief Operating Officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at www.fticonsulting.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, President, Chief Financial Officer, Corporate Controller or any director, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. We will provide printed copies of our Corporate Governance Documents, including, without limitation, our Corporate Governance Guidelines, the Charters of the Committees of our Board and our Code of Ethics, to any person, without charge, upon request to Dianne R. Sagner, Vice President, General Counsel and Secretary, FTI Consulting, Inc., 900 Bestgate Road, Suite 100, Annapolis, Maryland 21401, Telephone No. (410) 224-8770.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in our proxy statement under the caption “Executive Officers and Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our proxy statement under the captions “Stock Ownership” and “Executive Officers and Compensation”, including, without limitation, “—Equity Compensation Plans—Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in our proxy statement under the caption “Executive Officers and Compensation — Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in our proxy statement under the caption “Other Information-Auditor Services” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

(a)	(1)	The following financial statements are included in this annual report on Form 10-K:

		Report of Independent Auditors

		Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002

		Consolidated Statements of Income for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

		Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

		Notes to Consolidated Financial Statements

	(2)	The following financial statement schedule is included in this annual report on Form 10-K:

		Schedule II — Valuation and Qualifying Accounts

		All schedules, other than those listed above, are omitted as the information is not required or is otherwise furnished.

FTI Consulting, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts *	Deductions **	Balance at End of Period
Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$9,016	$5,109	$11,532	$9,762	$15,895

Year Ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,770	$2,906	$6,396	$2,056	$9,016

Year Ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,608	$1,999	$—	$1,837	$1,770

*	Allowance recorded upon acquisitions, net of dispositions and adjustments to purchase price allocations.
**	Uncollectible accounts written off, net of recoveries.

(3) List of Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement for the Purchase and Sale of Assets dated as of July 24, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (schedules and exhibits omitted). (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on July 26, 2002, and incorporated herein by reference.)

2.2	LLC Membership Interests Purchase Agreement dated as of January 31, 2000, by and among FTI Consulting, Inc., and Michael Policano and Robert Manzo (schedules and exhibits omitted). (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on February 15, 2000, and incorporated herein by reference.)

2.3	Asset Purchase Agreement dated October 22, 2003, by and among KPMG LLP, DAS Business LLC and FTI Consulting, Inc. (schedules and exhibits omitted) (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on November 14, 2003, and incorporated herein by reference.)

2.4	Asset Purchase Agreement dated September 25, 2003, by and among FTI Consulting, Inc., LI Acquisition Company, LLC, Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp. (schedules and exhibits omitted) (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on October 2, 2003, and incorporated herein by reference.)

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on May 23, 2003, and incorporated herein by reference.)

3.2	Bylaws of FTI Consulting, Inc. (Filed as an exhibit to FTI’s Annual Report on Form 10-K/A for the year ended December 31, 2000 filed with the SEC on April 18, 2001, and incorporated herein by reference.)

4.1	Specimen Stock Certificate. (Filed as an exhibit to FTI’s Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 31, 1998, and incorporated herein by reference.)

10.1 *	1992 Stock Option Plan, as amended. (Filed as an exhibit to FTI’s Registration Statement on Form SB-1, as amended (File No. 333-2002), and incorporated herein by reference.)

10.2 *	1997 Stock Option Plan, as amended. (Filed as an exhibit to FTI’s definitive proxy statement on Schedule 14A filed with the SEC on April 10, 2002, and incorporated herein by reference.)

10.3 *	Employee Stock Purchase Plan, as amended. (Filed as an exhibit to FTI’s definitive proxy statement on Schedule 14A filed with the SEC on April 11, 2002, and incorporated herein by reference.)

10.4 *	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed as an exhibit to FTI’s Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, and incorporated herein by reference.)

10.5 *	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Stewart J. Kahn. (Filed as an exhibit to FTI’s Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, and incorporated herein by reference.)

10.6 *	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Theodore I. Pincus. (Filed as an exhibit to FTI’s Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, and incorporated herein by reference.)

10.7	Amended and Restated Credit Agreement, dated as of November 28, 2003, among FTI Consulting, Inc. and its subsidiaries named therein and Bank of America, N.A, as Administrative Agent and the other lenders named therein. (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on December 12, 2003, and incorporated herein by reference.)

10.8	Amended and Restated Pledge Agreement, dated as of November 28, 2003, among the Pledgors named therein and Bank of America, N.A, as Administrative Agent. (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on December 12, 2003, and incorporated herein by reference.)

10.9	Amended and Restated Security Agreement, dated as of November 28, 2003, among the Grantors named therein and Bank of America, N.A, as Administrative Agent. (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on December 12, 2003, and incorporated herein by reference.)

10.10	Registration Rights Agreement dated as of August 30, 2002, by and between FTI Consulting, Inc., PricewaterhouseCoopers LLP and the other signatories thereto. (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on September 13, 2002, and incorporated herein by reference.)

10.11	Transition Services Agreement dated as of August 30, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed as an exhibit to FTI’s Current Report on Form 8-K filed with the SEC on September 13, 2002, and incorporated herein by reference.)

10.12	Lease Agreement dated as of September 25, 1998, by and between GBDG, Ltd. and S.E.A., Inc., as amended. (Filed as an exhibit to FTI’s Annual Report on Form 10-K/A for the year ended December 31, 2001 filed with the SEC on April 18, 2001, and incorporated herein by reference.)

10.13	Lease Agreement dated as of September 25, 1998, by and between SEA Properties and S.E.A., Inc., as amended. (Filed as an exhibit to FTI’s Annual Report on Form 10-K/A for the year ended December 31, 2001, and incorporated herein by reference.)

11.0	Computation of Earnings Per Share (included in Note 1 to the Consolidated Financial Statements included in Part II — Item 8 herein).

14.0	FTI Consulting, Inc. Policy on Ethics and Business Conduct. (Filed as an exhibit to FTI’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, and incorporated herein by reference.)

21.0	Schedule of Subsidiaries.

23.0	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Policy on Disclosure Controls. (Filed as an exhibit to FTI’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, and incorporated herein by reference.)

99.2	Policy Statement on Inside Information and Insider Trading. (Filed as an exhibit to FTI’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, and incorporated herein by reference.)

99.3	Policy on Conflicts of Interest. (Filed as an exhibit to FTI’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, and incorporated herein by reference.)

99.4	Corporate Governance Guidelines. (Filed as an exhibit to FTI’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, and incorporated herein by reference.)

99.5	Categorical Standards for Director Independence. (Filed as an exhibit to FTI’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, and incorporated herein by reference.)

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K filed during the Quarter Ended December 31, 2003:

(1)	Current Report on Form 8-K dated September 24, 2003 and filed October 2, 2003 reporting under Item 5 and furnishing under Item 7 a press release announcing that we were engaged in discussions to acquire the dispute advisory services business of KPMG LLP.

(2)	Current Report on Form 8-K dated September 25, 2003 and filed October 2, 2003 reporting under Item 5 and furnishing under Item 7 a press release announcing our agreement to acquire the assets of Lexecon, Inc. along with the related asset purchase agreement.

(3)	Current Report on Form 8-K dated October 22, 2003 and filed October 23, 2003 reporting under Item 5 and furnishing under Item 7 our agreement with KPMG LLP to acquire its domestic dispute advisory services business; reporting under Item 5 that we had approved a $50.0 million share repurchase program; and reporting under Item 12 and furnishing under Item 7 our financial results for the quarter ended September 30, 2003 and other information.

(4)	Current Report on Form 8-K dated November 3, 2003 and filed November 4, 2003 reporting under Item 5 and furnishing under Item 7 a press release announcing the completion of our previously announced acquisition of the domestic dispute advisory services business of KPMG.

(5)	Current Report on Form 8-K dated November 3, 2003 and filed November 14, 2003 reporting under Item 2 the acquisition of KPMG’s domestic dispute advisory services business.

(6)	Current Report on Form 8-K dated November 28, 2003 and filed December 3, 2003 reporting under Item 5 and furnishing under Item 7 a press release announcing the completion of our previously announced acquisition of Lexecon, Inc.

(7)	Current Report on Form 8-K dated November 28, 2003 and filed December 12, 2003 reporting under Item 2 the acquisition of Lexecon, Inc. and furnishing under Item 7 our amended and restated bank credit agreement along with the related pledge and security agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of March 2004.

FTI CONSULTING, INC.

By:	/s/ JACK B. DUNN, IV
Name:	Jack B. Dunn, IV
Title:	Chairman of the Board and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ JACK B. DUNN, IV Jack B. Dunn, IV	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ STEWART J. KAHN Stewart J.Kahn	President and Director	March 12, 2004

/s/ THEODORE I. PINCUS Theodore I. Pincus	Executive Vice President and Chief Financial Officer (principal financial officer)]	March 12, 2004

/s/ PHILIP R. JACOBY, JR. Philip R. Jacoby, Jr.	Vice President and Controller (principal accounting officer)	March 12, 2004

/s/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	March 12, 2004

/s/ JAMES A. FLICK, JR. James A. Flick, Jr.	Director	March 12, 2004

/s/ PETER F. O’MALLEY Peter F. O’Malley	Director	March 12, 2004

/s/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Director	March 12, 2004

/s/ GEORGE P. STAMAS George P. Stamas	Director	March 12, 2004