Form 10-Q
period 2004-03-31
FTI CONSULTING INC
filed 2004-05-10
CIK 887936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common stock, par value $0.01 per share	42,556,867

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2003	March 31, 2004
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,765	$2,893
Accounts receivable, net of allowance of $11,511 in 2003 and $10,727 in 2004	57,584	68,053
Unbilled receivables, net of allowance of $4,384 in 2003 and $4,894 in 2004	26,138	35,290
Deferred income taxes	4,798	4,798
Prepaid expenses and other current assets	4,918	7,303

Total current assets	99,203	118,337
Property and equipment, net	20,757	21,361
Goodwill	514,544	514,834
Other intangible assets, net	10,137	8,737
Other assets	15,924	14,914

Total assets	$660,565	$678,183

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$18,869	$13,784
Accrued compensation and benefits	32,815	24,979
Current portion of long-term debt	16,250	17,500
Billings in excess of services provided	16,336	10,113

Total current liabilities	84,270	66,376
Long-term debt, net of current portion	105,000	123,000
Capital lease obligations and other, net of current portion	1,822	1,975
Deferred income taxes	14,317	17,875
Commitments and contingent liabilities (note 4)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 42,253 shares issued and outstanding — 2003 and 42,435 shares issued and outstanding—2004	423	424
Additional paid-in-capital	332,823	334,215
Unearned compensation	(5,733)	(4,866)
Retained earnings	127,667	139,184
Accumulated other comprehensive loss	(24)	—

Total stockholders’ equity	455,156	468,957

Total liabilities and stockholders’ equity	$660,565	$678,183

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2003	2004
Revenues	$101,351	$110,240

Operating expenses
Direct cost of revenues	46,536	61,866
Selling, general and administrative expense	21,167	25,758
Amortization of other intangible assets	775	1,721

	68,478	89,345

Operating income	32,873	20,895

Other income (expense)
Interest income	128	197
Interest expense	(1,958)	(1,604)

	(1,830)	(1,407)

Income from continuing operations before income tax provision	31,043	19,488
Income tax provision	12,575	7,971

Income from continuing operations	18,468	11,517

Discontinued operations
Income from operations of discontinued operations, net of income tax provision of $861	1,230	—
Loss from sale of discontinued operations, net of income tax benefit of $174	(255)	—

Income from discontinued operations	975	—

Net income	$19,443	$11,517

Earnings per common share—basic
Income from continuing operations	$0.48	$0.27

Net income	$0.51	$0.27

Earnings per common share—diluted
Income from continuing operations	$0.46	$0.27

Net income	$0.48	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Eq uity

(in thousands)

Unaudited

			Additional Paid-in Capital
	Common Stock			Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2004	42,253	$423	$332,823	$(5,733)	$127,667	$(24)	$455,156
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $1,215	278	2	3,141				3,143
Restricted share grants	8	—	118	(118)			—
Purchase and retirement of common stock	(72)	(1)	(1,160)				(1,161)
Forfeiture of restricted shares	(32)	—	(707)	707			—
Amortization of unearned compensation				278			278
Other comprehensive income, net of income taxes of $17						24	24
Net income					11,517		11,517

Balance, March 31, 2004	42,435	$424	$334,215	$(4,866)	$139,184	$—	$468,957

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Stateme nts of Cash Flows

(in thousands)

Unaudited

	Three Months Ended March 31,
	2003	2004
Operating activities
Net income	$19,443	$11,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and other amortization	1,555	2,100
Amortization of other intangible assets	775	1,721
Provision for doubtful accounts	2,335	1,475
Non-cash stock-based compensation	61	278
Loss from sale of discontinued operations	429	—
Income tax benefit from stock option exercises	9,129	1,215
Non-cash interest expense and other	640	139
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(5,192)	(20,957)
Prepaid expenses and other current assets	1,016	(2,884)
Accounts payable, accrued expenses and other	753	(584)
Income taxes payable	(1,605)	(156)
Accrued compensation expense	(5,752)	(7,836)
Billings in excess of services provided	(4,442)	(6,223)

Net cash provided by (used in) operating activities	19,145	(20,195)

Investing activities
Purchases of property and equipment	(3,545)	(2,798)
Cash received from sale of discontinued operations	2,150	—
Payments for acquisition of businesses, including contingent payments and acquisition costs	(408)	(860)
Change in other assets	1,460	1,150

Net cash used in investing activities	(343)	(2,508)

Financing activities
Issuance of common stock, net of offering costs	99,228	—
Issuance of common stock under stock option plan	4,596	1,928
Purchase and retirement of common stock	—	(1,161)
Borrowings under long-term debt arrangements	—	23,000
Payments of long-term debt	(56,954)	(3,750)
Payments of capital lease obligations and other	(81)	(186)

Net cash provided by financing activities	46,789	19,831

Net increase (decrease) in cash and cash equivalents	65,591	(2,872)

Cash and cash equivalents, beginning of period	9,906	5,765

Cash and cash equivalents, end of period	$75,497	$2,893

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial St atements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1.	Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and under the rules and regulations of the Securities and Exchange Commission for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. You should not expect the results of operations for interim periods to necessarily be an indication of the results for a full year. You should read these financial statements in conjunction with the consolidated financial statements and the notes contained in our annual report on Form 10-K for the year ended December 31, 2003.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

Earnings per Common Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive effects of shares issuable under our stock option plan, including restricted shares using the treasury stock method.

	Three Months Ended March 31,
	2003	2004
Numerator—basic and diluted
Income from continuing operations	$18,468	$11,517
Income from discontinued operations	975	—

Net income	$19,443	$11,517

Denominator
Weighted average number of common shares outstanding—basic	38,652	42,097
Effect of dilutive restricted shares	—	2
Effect of dilutive stock options	1,686	506

Weighted average number of common shares outstanding—diluted	40,338	42,605

Earnings per common share—basic
Income from continuing operations	$0.48	$0.27
Income from discontinued operations	0.03	—

Net income	$0.51	$0.27

Earnings per common share—diluted
Income from continuing operations	$0.46	$0.27
Income from discontinued operations	0.02	—

Net income	$0.48	$0.27

Antidilutive stock options and restricted shares	363	3,147

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Stock-Based Compensation

We record compensation expense for stock-based compensation for employees and non-employee members of our board of directors using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the grant date exceeds the exercise or acquisition price of the stock or stock-based award.

All options granted under our stock-based employee compensation plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. We also periodically issue restricted and unrestricted stock to employees in connection with new hires and performance evaluations. The fair market value on the date of issue of unrestricted stock is immediately charged to compensation expense, and the fair value on the date of issue of restricted stock is charged to compensation expense ratably over the restriction period.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted. The following table illustrates the effect on net income and earnings per share if we had determined compensation costs by applying the fair value recognition provisions of Statement No. 123 to stock-based employee awards.

	Three Months Ended
	March 31,
	2003	2004
Net income, as reported	$19,443	$11,517
Add—Stock-based employee compensation cost included in reported net income, net of taxes	61	164
Deduct—Total stock-based employee compensation expense determined under a fair value based method for all awards, net of taxes	(2,154)	(1,649)

Net income, pro forma	$17,350	$10,032

Earnings per common share
Basic, as reported	$0.51	$0.27

Basic, pro forma	$0.45	$0.24

Diluted, as reported	$0.48	$0.27

Diluted, pro forma	$0.44	$0.24

The Black-Scholes option-pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe the existing models do not necessarily provide a reliable measure of the fair value

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

of our stock-based awards. The fair value of our stock-based awards was estimated on the measurement date using the Black-Scholes option-pricing model along with the following assumptions.

	Three Months Ended
	March 31,
	2003	2004
Assumptions
Risk-free interest rate—option plan grants	1.86% – 2.21%	1.90% – 2.55%
Risk-free interest rate—purchase plan grants	1.16%	0.96%
Dividend yield	0%	0%
Expected life of option grants	3 years	3 years
Expected life of stock purchase plan grants	0.5 years	0.5 years
Stock price volatility—option plan grants	58.2% – 59.4%	54.6% – 59.6%
Stock price volatility—purchase plan grants	61.0%	56.9%
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$10.84	$6.66
Grant price > fair market value	$11.39	$6.24
Employee stock purchase plan shares	$8.62	$7.26
Restricted shares	$—	$14.75

Goodwill and Other Intangible Assets

We perform impairment tests on the carrying value of our goodwill as of October 1st of each year. No impairment of goodwill was identified as a result of these tests. Due to the resignation of a number of our professional staff, we performed an impairment test of our goodwill in February 2004. No impairment of goodwill was identified as a result of our test.

Other intangible assets with finite lives are amortized over their estimated useful lives. The changes in the carrying amount of goodwill for the three months ended March 31, 2004, are as follows:

Balance as of January 1, 2004	$514,544
Goodwill acquired during the year:
Costs related to acquisitions completed in 2003	360
Adjustments to allocation of purchase price	(70)

Balance as of March 31, 2004	$514,834

The table below summarizes our other intangible assets subject to amortization. The amortizable assets acquired in 2003 are based on our estimated valuations, which we will complete in 2004. The final purchase price allocation may differ from our preliminary estimates.

		December 31, 2003		March 31, 2004
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contracts, backlog	1.5 to 3	$12,700	$4,247	$12,691	$5,711
Intellectual property	3	360	160	540	254
Non-compete agreement	3	1,790	306	1,940	469

		$14,850	$4,713	$15,171	$6,434

Intangible asset amortization is estimated to be $3.7 million for the remainder of 2004, $3.3 million in 2005 and $1.8 million in 2006.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

3.	Discontinued Operations

During 2003, we sold our applied sciences practice group, consisting of the LWG asset disposal group and the SEA asset disposal group. Because we eliminated the operations and cash flows of the business components comprising the applied sciences practice group from our ongoing operations as a result of the disposition transactions, and because we did not have any significant continuing involvement in the operations after the disposition transactions, we presented the results of the applied sciences practice group’s operations as a discontinued operation through 2003. Summarized operating results of the applied sciences practice group for the three months ending March 31, 2003 are as follows:

2003
Revenue	$9,612

Income before income taxes	2,091

Net income	1,230

4.	Long-Term Debt and Capital Lease Obligations

	December 31, 2003	March 31, 2004
Bank credit facility
Term loans, interest payable quarterly (3.1% to 3.2%—2003; 3.1% to 3.2%—2004)	$121,250	$117,500
Revolving loan commitment of $100.0 million, interest payable quarterly (4.0%—2004)	—	23,000

Total long-term debt	121,250	140,500
Less current portion	16,250	17,500

Long-term debt, net of current portion	$105,000	$123,000

Total capital lease obligations	$949	$732
Less current portion	583	444

Capital lease obligations, net of current portion	$366	$288

Bank credit facility. Our bank credit facility provides for up to $225.0 million of secured financing, consisting of a $100.0 million revolving credit facility and $125.0 million in term loans. Principal payments on the term loans began on December 31, 2003, and are payable quarterly thereafter through September 30, 2008. The maturity date of the $100.0 million revolving credit facility is November 28, 2008. However, we may choose to repay outstanding borrowings under the revolving credit facility at any time before maturity without penalty. Debt under the credit facility bears interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the credit facility, the lenders have a security interest in substantially all of our assets.

As of March 31, 2004, substantially all of our subsidiaries are guarantors of borrowings under our bank credit facility in the amount of $140.5 million.

The bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. As of March 31, 2004, we were in compliance with all covenants as stipulated in the credit facility agreements.

Interest rate swaps. We have previously entered into interest rate swap transactions on a portion of our outstanding term loans. At December 31, 2003, the notional amount of our outstanding interest rate swap agreement was $8.6 million. The interest rate swap expired in January 2004. We recognize changes in the fair value of interest rate swaps in the consolidated financial statements as changes in accumulated other comprehensive income (loss). During 2003 and 2004, we did not

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

recognize a net gain (loss) related to the interest rate swap transactions as there was no ineffective portion of the cash flow hedge nor was there any portion of the hedged instrument excluded from the assessment of hedge effectiveness.

Future maturities of long-term debt and capital lease obligations. For years subsequent to December 31, 2003, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of December 31, 2003 are as follows.

	Long-Term Debt	Capital Lease Obligations	Total
2004	$12,500	$383	$12,883
2005	21,250	278	21,528
2006	26,250	93	26,343
2007	31,250	16	31,266
2008	49,250	2	49,252

	140,500	772	141,272
Less imputed interest	—	40	40

	$140,500	$732	$141,232

5.	Contingencies

See “Part II—Other Information, Item 1. Legal Proceedings.”

6.	Stock Option and Employee Stock Purchase Plans

Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Vesting provisions for individual awards are at the discretion of our board of directors. Generally, outstanding options have been granted at prices equal to or exceeding the market value of the stock on the grant date, vest over periods of up to three years, and expire ten years subsequent to award. Under the terms of the 1997 plan, we may also grant shares of restricted and unrestricted common stock to employees. During the three months ended March 31, 2004, we granted 8,000 shares of restricted common stock to employees at a weighted-average fair value of $14.75. We did not grant any shares of common stock to employees during the three months ended March 31, 2003.

The following table summarizes the option activity under the plans for the three-month periods ended March 31, 2003 and 2004.

	2003	Weighted Average Exercise Price	2004	Weighted Average Exercise Price
Option outstanding, January 1	5,807	$14.72	4,330	$18.54
Options granted during the period:
Options granted = fair market value	68	$26.15	385	$16.42
Options granted > fair market value	22	$29.48	22	$17.91
Options exercised	(1,179)	$3.88	(279)	$6.92
Options forfeited	(1)	$2.98	(299)	$22.33

Options outstanding, March 31	4,717	$17.66	4,159	$18.85

Options exercisable, March 31	1,311	$13.14	1,839	$15.95

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Following is a summary of the status of stock options outstanding and exercisable at March 31, 2004.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$ 1.90 – $10.71	576	$5.05	5.7 years	557	$4.90
$12.36 – $16.74	936	$13.70	8.4 years	330	$12.55
$17.91 – $21.97	1,058	$20.84	8.6 years	344	$19.84
$22.39 – $24.28	947	$24.15	8.5 years	296	$24.18
$25.67 – $33.25	642	$27.63	8.6 years	312	$27.25

	4,159	$18.85		1,839	$15.95

Employee Stock Purchase Plan

The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. A total of 1,800,000 shares are authorized for purchase under the plan. No shares were purchased under the plan during the three months ended March 31, 2003 or 2004.

7.	Comprehensive Income

	Three Months Ended March 31,
	2003	2004
Net income	$19,443	$11,517
Other comprehensive income—change in fair value of interest rate swaps	165	24

Total comprehensive income, net of income taxes	$19,608	$11,541

8.	Segment Reporting

Prior to September 1, 2002, we were organized into three operating segments: Financial Consulting, Litigation Consulting and Applied Sciences. As a result of the acquisition of the domestic Business Recovery Services division of PricewaterhouseCoopers, LLP in August 2002 and the decision to sell the applied sciences practice group, we began managing our operations as one segment. During the fourth quarter of 2003, we completed three acquisition transactions. As part of the integration of the acquired businesses, we reorganized our operations into three operating segments. During the first quarter of 2004, we completed the reorganization and appointed a manager for each operating segment.

Our reportable operating segments are business units that offer distinct services. Within our forensic and litigation consulting practice, we help clients assess complex financial transactions and reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of economic recoveries. We also provide asset tracing investigative services and expert witness services. Our litigation practice serves clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. We assist with refining issues in litigation and venue selection, and provide fraud investigation and securities litigation assistance. Our trial graphics and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court.

Our corporate finance/restructuring practice provides turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions and interim management services. We assist under performing companies in making decisions to improve their financial and operational position given their current

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

situation. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, such as rightsizing infrastructure, improving working capital management, selling non-core assets or business units, restructuring capital and borrowings, and assessing long-term viability and business strategy. We also lead and manage the financial aspects of the in-court restructuring process, such as assessing the impact of a bankruptcy filing on the client’s financial and operational situation, planning for the smooth transition in and out of bankruptcy, facilitating the sale of assets and assisting to arrange debtor-in-possession financing. Through our corporate finance services, we can help financially distressed companies implement their plans by providing interim management teams.

Within our economic consulting practice, we provide our clients with expert analyses in areas such as public policy analysis, advice on antitrust and competition issues that arise in the context of potential mergers and acquisitions, other antitrust issues, including advice on alleged price fixing, cartels and other forms of exclusionary behavior, complex litigation before industry regulatory agencies and general strategic consulting. These services are provided in the context of existing or potential general commercial litigation, antitrust and intellectual property litigation, regulatory litigation and other state and federal regulatory proceedings.

We evaluate the performance of these operating segments based on operating income before depreciation, amortization and corporate general and administrative expenses. In general, our assets are not specifically attributable to any particular segment; therefore, we do not allocate assets to our reportable segments. Accordingly, asset information by reportable segment is not presented. The reportable segments use the same accounting policies as those used by the company. There are no significant intercompany sales or transfers.

Substantially all of our revenues and assets are attributed to or are located in the United States. We do not have a single customer that represents ten percent or more of our consolidated revenues.

In 2003, we did not operate our business practices as segments. Accordingly, we did not report results of operations by segment. The table below presents revenues, gross margin and segment profits for the three months ended March 31, 2004. For the three months ended March 31, 2003, the table presents segment revenues and gross margin that are estimates derived from classifying client engagements by the principal nature of the service.

	Forensic and Litigation Consulting	Corporate Finance/ Restructuring	Economic Consulting	Total
Three months ended March 31, 2003
Revenues	$25,845	$72,033	$3,473	$101,351
Gross margin	12,798	40,464	1,553	54,815
Segment profit	N/A	N/A	N/A	40,411
Three months ended March 31, 2004
Revenues	$44,113	$43,287	$22,840	$110,240
Gross margin	20,268	19,998	8,108	48,374
Segment profit	12,621	12,637	5,412	30,670

N/A—Not available

The following table presents a reconciliation of segment profit to income from continuing operations before income taxes.

	Three Months Ended March 31,
	2003	2004
Operating profit
Total segment profit	$40,411	$30,670
Corporate general and administrative expenses	5,208	5,954
Depreciation and amortization	2,330	3,821
Interest expense, net	1,830	1,407

Income from continuing operations before income taxes	$31,043	$19,488

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview.

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2004 and 2003, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2003. Historical results may not indicate our future performance. See “—Forward Looking Statements.”

We are one of the largest providers of forensic and litigation consulting, corporate finance/restructuring and economic consulting services in the United States. Within our forensic and litigation consulting practice, we help clients assess complex financial transactions and reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of economic recoveries. We also provide asset tracing investigative services and expert witness services. Our litigation practice serves clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. We assist with refining issues in litigation and venue selection, and provide fraud investigation and securities litigation assistance. Our trial graphics and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court.

Our corporate finance/restructuring practice provides turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions and interim management services. We assist under performing companies in making decisions to improve their financial and operational position given their current situation. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, such as rightsizing infrastructure, improving working capital management, selling non-core assets or business units, restructuring capital and borrowings, and assessing long-term viability and business strategy. We also lead and manage the financial aspects of the in-court restructuring process, such as assessing the impact of a bankruptcy filing on the client’s financial and operational situation, planning for the smooth transition in and out of bankruptcy, facilitating the sale of assets and assisting to arrange debtor-in-possession financing. Through our corporate finance services, we can help financially distressed companies implement their plans by providing interim management teams.

Within our economic consulting practice, we provide our clients with expert analyses in areas such as public policy analysis, advice on antitrust and competition issues that arise in the context of potential mergers and acquisitions, other antitrust issues, including advice on alleged price fixing, cartels and other forms of exclusionary behavior, complex litigation before industry regulatory agencies and general strategic consulting. These services are provided in the context of existing or potential general commercial litigation, antitrust and intellectual property litigation, regulatory litigation and other state and federal regulatory proceedings.

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

Recent Events Affecting Our Operations. During the fourth quarter of 2003, we completed three strategic business acquisitions. The Lexecon business, which we acquired as of November 28, 2003, is one of the leading economic consulting firms in the United States, concentrating in litigation support and expert analysis, public policy analysis, anti-trust and competition and general business services. We acquired substantially all of the assets and certain liabilities of Lexecon Inc. from its parent Nextera Enterprises, Inc. We added 122 billable Lexecon professionals. These professionals now operate as part of our economic consulting practice.

We acquired specified assets and liabilities of the dispute advisory services business of KPMG LLP, as of October 31, 2003. The DAS business assists clients in the analysis and resolution of all phases of complex claims and disputes. We added 151 billable professionals with the DAS business. These professionals now operate as part of our forensic and litigation consulting practice.

As of October 15, 2003, we acquired substantially all of the assets and certain liabilities of Ten Eyck Associates, P.C., which expanded our consulting services relating to SEC investigations, securities law litigation, SEC accounting and enforcement, fraud investigations and The Sarbanes-Oxley Act of 2002. With the Ten Eyck asset acquisition, we added approximately 20 billable professionals. These professionals now operate as part of our forensic and litigation consulting practice.

During the first quarter of 2004, we announced the unanticipated departures of a number of senior professionals in our corporate finance/restructuring practice. Some or all of those professionals have formed a company to compete with us. In addition, some of our clients have transferred their engagements to those former employees and their company. These clients have requested refunds of their retainer balances, which has negatively impacted our cash flows during the first quarter of 2004.

Selected Financial and Operating Data. Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and also from our ability to attract new and recurring engagements. During the first quarter of 2004, our revenues increased $8.9 million, or 8.8%, as compared to the first quarter of 2003. This growth was primarily due to the acquisitions we completed during the fourth quarter of 2003. Although total revenues increased, the unanticipated departure of a number of billable professional staff in our corporate finance/restructuring practice resulted in lower revenues from those services during the first quarter of 2004 as compared to the same period in 2003.

Our financial results are primarily driven by:

•	the utilization rates of the billable professionals we employ;

•	the number of billable professionals we employ;

•	the rates per hour we charge our clients for service; and

•	the number and size of engagements we secure.

Utilization Rates of Billable Professionals

	Three Months Ended March 31,		Percent
	2003	2004	Change
Forensic and Litigation Consulting	89%	76%	(14.6)%
Corporate Finance/Restructuring	97%	83%	(14.4)%
Economic Consulting	99%	83%	(16.2)%
Total Company	93%	80%	(14.0)%

We calculate the utilization rate for our professional staff by dividing the number of hours all of our professionals charged our clients during a period by the total available working hours for all of our professionals assuming a 40 - hour work week and a 52-week year, excluding holidays. During the first quarter of 2004, we experienced a decrease in utilization rates across all practice areas as compared to the same period of 2003. During the first quarter of 2003, utilization rates were high and our financial performance was strong across all practice areas. However, during the third quarter of 2003, demand for our corporate finance/restructuring services began to decline, primarily as a result of a strengthening economy coupled with a decline in the volume of bankruptcy cases. As a result of economic conditions, utilization rates decreased in our corporate finance/restructuring practice. The unanticipated departures of professionals from this practice area did not have a significant impact on the utilization rate, since these professionals left throughout the latter part of the first quarter.

The decrease in utilization rates in our forensic and litigation consulting practice is primarily attributable to the dispute advisory services business of KPMG that we acquired in the fourth quarter of 2003. The overall utilization rate of these professionals was lower than anticipated during the first few months after completion of the acquisition. However, throughout the first quarter of 2004, the utilization rates of these professionals improved significantly. We expect the utilization rates generated by the forensic and litigation consulting practice will be higher during the remainder of 2004.

The economic consulting practice predominately reflects the results of the Lexecon business we acquired in the fourth quarter of 2004. The decrease in utilization rates in our economic consulting practice represents the lower utilization rates attributable to our Lexecon professionals.

We continue to focus on mitigating the impact of declining utilization rates by redeploying some of our professionals to work on transaction support, loan due diligence reviews and forensic accounting assignments where demand is currently higher. However, we cannot be sure that our actions will be successful in enabling our practices to achieve utilization rates at the levels we experienced in 2003. We expect our overall utilization rates will also be lower in 2004 than 2003 as a result of the previously mentioned departures of some of our billable professionals who have historically generated among the highest utilization rates in our business.

Number of Billable Professionals

	March 31, 2003		March 31, 2004		Percent Change
	Headcount	% of Total	Headcount	% of Total
Forensic and Litigation Consulting	223	36.6%	371	50.4%	66.4%
Corporate Finance/Restructuring	359	58.8%	222	30.1%	(38.2)%
Economic Consulting	28	4.6%	144	19.5%	414.3%

Total Company	610	100.0%	737	100.0%	20.8%

*	The headcount information for 2003 excludes employees associated with our discontinued operations.

The number of billable employees increased from March 31, 2003 to March 31, 2004 largely due to the integration of Lexecon into our economic consulting practice and Ten Eyck and KPMG’s dispute advisory services business into our forensic and litigation consulting practice. We acquired about 290 billable employees as a result of these transactions in the fourth quarter of 2003. During the latter part of 2003, our corporate finance/restructuring practice experienced a decrease in billable employees related to the decreased demand for these services. In addition, during the first quarter of 2004, a number of our professional staff in this practice departed.

Average Billable Rate per Hour

	Three Months Ended March 31,		Percent Change
	2003	2004
Forensic and Litigation Consulting	$318	$315	(0.9)%
Corporate Finance/Restructuring	380	438	15.3%
Economic Consulting	238	376	58.0%
Total Company	336	357	6.3%

Our average billable rate per hour for 2004 was $357, an increase from an average of $336 for 2003. The improvement in our billable rates is the result of several factors, including:

•	an increase in our average billable rates during 2003;

•	a decrease in billable professionals in our corporate finance/restructuring practice primarily at the lower levels, which resulted in an increasing percentage of our professional employees being billable at higher rates; and

•	an increase in the billable rates in our economic practice attributable to the Lexecon acquisition.

Segment Profits.

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic and Litigation Consulting	N/A	N/A	$12,621	28.6%	N/A
Corporate Finance/Restructuring	N/A	N/A	12,637	29.2%	N/A
Economic Consulting	N/A	N/A	5,412	23.7%	N/A
Corporate	$(5,208)	N/A	(5,954)	N/A	(14.3)%

Total Company	$35,203	34.7%	$24,716	22.4%	(29.8)%

N/A—Not available

In 2003, we did not operate our business practices as segments. Accordingly, we did not report results of operations by segment. The table above presents segment profits for the three months ended March 31, 2004. We evaluate the performance of these segments based on operating income before depreciation, amortization and corporate general and administrative expenses.

Total segment profits decreased $10.5 million, or 29.8%, during the first quarter of 2004 as compared to the first quarter 2003. This decrease was driven by several factors, including the following:

•	the decrease in demand for our corporate finance/restructuring related services, which began late in the third quarter of 2003;

•	the unanticipated departure during the first quarter of 2004 of a number of billable professional staff in our corporate finance/restructuring practice that operated at high utilization rates;

•	lower utilization rates generated by our recently acquired businesses relative to our historical experience;

•	lower gross profit margins generated by our recently acquired businesses, particularly Lexecon, an economic consulting business that operates in a competitive environment that typically results in lower gross margins than those experienced by our financial and litigation consulting or our corporate finance/restructuring practices; and

•	an increase in corporate overhead expenses driven largely by increased staffing and consulting costs to address the requirements of the Sarbanes-Oxley Act and to further strengthen our corporate governance activities.

To date we have addressed the decrease in demand for our corporate finance/restructuring services through the voluntary and involuntary turnover of our professionals as well as through reassignments of professionals to other practice areas. Any decrease in revenues without a corresponding reduction in our costs will likely harm our profitability. We may need to take further actions in the future to reduce our direct compensation costs relative to the decreased demand for our corporate finance/restructuring services. However, we cannot be sure that our actions will be successful in decreasing our overall operating costs or maintaining our current profitability levels.

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

Some clients pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, upon our completion of the work. If the client is in bankruptcy, fees for our professional services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work. We make a determination whether to record all or a portion of such a holdback as revenue prior to collection on a case-by-case basis.

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

Goodwill. As of March 31, 2004, we have goodwill of $514.8 million that we recorded for business combinations completed principally in the last five years. The majority of this goodwill was generated from our acquisitions completed during 2002 and the fourth quarter of 2003. Goodwill represented 75.9% of our total assets at March 31, 2004. We make at least annual assessments of impairment of our goodwill in accordance with our stated accounting policy. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with this goodwill. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill to its estimated implied fair value. Due to the departures of former members of our professional staff, we performed an impairment test of our goodwill in February 2004. No impairment of goodwill was identified as a result of our test.

Results of Continuing Operations

Revenues.

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Forensic and Litigation Consulting	$25,845	25.5%	$44,113	40.0%	70.7%
Corporate Finance/Restructuring	72,033	71.1%	43,287	39.3%	(39.9)%
Economic Consulting	3,473	3.4%	22,840	20.7%	557.7%

	$101,351	100.0%	$110,240	100.0%	8.8%

Revenues from continuing operations for the quarter ended March 31, 2004 increased $8.9 million or 8.8% as compared to the quarter ended March 31, 2003. This increase is primarily attributable to the acquisitions we completed during the fourth quarter of 2003 offset by the decreased demand for our corporate finance/restructuring services, which began during the third quarter of 2003. The growth in our forensic and litigation consulting practice is primarily due to the acquisitions of Ten Eyck and the dispute advisory services business from KPMG. The increase in revenues related to our economic consulting practice is attributable to the acquisition of Lexecon.

Our corporate finance/restructuring practice accounted for 71.1% of our revenues during the first quarter of 2003 as compared to 39.3% of our revenues during the first quarter of 2004. Late in the third quarter of 2003, we began to experience a decrease in demand for our corporate finance/restructuring related services, which has negatively impacted our revenues from that segment. The departure of a number of our billable professionals in the corporate finance/restructuring practice during the first quarter of 2004 also contributed to the decrease in revenues from that segment. We are unable to predict if these departures will have a significant long-term impact on our revenues in the future.

We believe total revenues will increase as 2004 progresses, largely driven by the growth in our forensic and litigation consulting and economic consulting practices. We attribute this expected growth primarily to the businesses we acquired in 2003.

Direct Cost of Revenues.

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic and Litigation Consulting	$13,047	50.5%	$23,845	54.1%	82.8%
Corporate Finance/Restructuring	31,569	43.8%	23,289	53.8%	(26.2)%
Economic Consulting	1,920	55.3%	14,732	64.5%	667.3%

Total Company	$46,536	45.9%	$61,866	56.1%	32.9%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues increased as a percentage of revenues across all operating segments primarily due to lower utilization rates experienced across all practices during the first quarter of 2004 as compared to the first quarter of 2003. This resulted in revenues growing at a slower pace than direct costs. In addition:

•	The acquisition of KPMG’s dispute advisory services business, which has generated a lower gross margin than we have historically experienced, contributed to the increase in our forensic and litigation consulting practice.

•	The departure of some of our professionals in the corporate finance/restructuring practice during the first quarter of 2004 contributed to the increase in that practice, primarily because these professionals generally operated at higher utilization rates and higher billable rates than our other professionals.

•	The acquisition of Lexecon, which operates at a lower gross margin than our other operating segments, contributed to the increase in our economic consulting practice. Lexecon’s gross margin is similar to its competitors in the economic consulting business.

Selling, General and Administrative Expense.

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
	SG & A	% of Segment Revenues	SG & A	% of Segment Revenues	Percent
	(dollars in thousands)
Forensic and Litigation Consulting	N/A	N/A	$7,945	18.0%	N/A
Corporate Finance/Restructuring	N/A	N/A	8,251	19.1%	N/A
Economic Consulting	N/A	N/A	2,911	12.7%	N/A
Corporate	$5,584	N/A	6,651	N/A %	19.1%

Total Company	$21,167	20.9%	$25,758	23.4%	21.7%

N/A—Not available

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, rent, marketing, corporate overhead expenses and depreciation and amortization of property and equipment. Selling, general and administrative expense increased as a percentage of our total revenues for the three months ended March 31, 2004 as compared to the same period in 2003. This increase is largely attributable to increased personnel, facilities and general corporate expenses, including advertising and legal costs, associated with the acquisitions completed in 2003 and other business activities.

Our corporate selling, general and administrative expense increased as a percentage revenues from 5.5% for the three months ended March 31, 2003 to 6.0% for the three months ended March 31, 2004. The increase in corporate overhead expenses is primarily related to increased staffing and consulting costs to address the requirements of the Sarbanes-Oxley Act and to further strengthen our corporate governance activities. In particular, during the latter part of 2003 we created internal legal and audit departments and enhanced our regulatory reporting functions. We have also increased our back-office staffing during 2004 to support our growing organization.

Depreciation and amortization of property and equipment increased by $545,000 or 35.0% as a result of the increase in the furniture and equipment and office build-out necessary to support a larger organization. Depreciation and amortization increased from 1.5% of revenues during the first quarter of 2003 to 1.9% of revenues during the first quarter of 2004.

Amortization of Other Intangible Assets. The amortization expense related to other intangible assets increased by $946,000, or 122.1%, due to identifiable intangible assets recorded in connection with the acquisitions we completed during the fourth quarter of 2003. We amortize other intangible assets over their useful lives ranging from 18 to 36 months. We are in the process of performing a valuation of the intangible assets that we acquired during 2003. At March 31, 2004, the estimated valuation of these intangible assets, totaling $10.1 million, is based on data that we have developed to date. We will complete our valuation in 2004. The final purchase price allocation may differ from our preliminary allocation, which may have an effect on our estimates of future amortization expense.

Interest Expense. Interest expense consists primarily of interest on debt we incurred to purchase businesses over the past several years, including the amortization of deferred bank financing fees. Interest expense decreased by $354,000, or 18.1%, primarily due to a decrease in the amortization expense associated with bank financing fees. During the first quarter of 2003, we wrote-off about $513,000 of deferred bank financing fees as a result of the early extinguishment of long-term debt. This decease was offset by interest expense incurred on higher average borrowings outstanding during the first quarter of 2004 as compared to the first quarter of 2003.

Income Taxes. Our effective tax rate was approximately 40.5% from continuing operations during the three months ended March 31, 2003 and 40.9% during the three months ended March 31, 2004. We expect our effective tax rate from continuing operations to remain about the same for the remainder of the current year.

Liquidity and Capital Resources

Cash Flows.

	Three Months Ended March 31,		Percent Change
	2003	2004
Cash provided by (used in) operating activities	$19,145	$(20,195)	(205.5)%
Cash used in investing activities	(343)	(2,508)	631.2%
Cash provided by financing activities	46,789	19,831	(57.6)%

We have historically financed operations and capital expenditures solely through cash flows from operations. However, during the first quarter of 2004, we financed our operating and investing activities by borrowing $23.0 million under our revolving credit facility. We used cash provided by financing activities primarily to fund the increase in our working capital needs, including but limited to the following payments made during the first quarter of 2004:

•	working capital requirements for the dispute advisory services business of KPMG we acquired as of October 31, 2003;

•	annual incentive compensation payments which we generally pay in the first quarter of each year;

•	refunds of retainer balances associated with the loss of client engagements resulting from the departure of corporate finance/restructuring professionals; and

•	estimated income tax payments due in the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During 2003, we experienced an increase in our billed and unbilled accounts receivable, net of billings in excess of services provided. Our customary collection terms range from 30 to 60 days for all of our clients. Our average collection period during the first quarter of 2004 is higher than the same period of 2003, primarily due to a decrease in retainers we collected from clients prior to the performance of our services. In addition, the average collection periods for the economic consulting practice we acquired in the fourth quarter of 2003 is longer than the collections periods for our other practices.

Net cash used in investing activities for the first quarter of 2004 increased $2.2 million as compared to the same period in 2003, primarily due to $2.15 million received from the sale of a portion of our applied sciences practice during the first quarter of 2003. We had no material outstanding purchase commitments as of March 31, 2004.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions. During the first quarter of 2003, we completed the public offering of 4.0 million shares of our common stock, generating net cash proceeds of $99.2 million. We used about half of the net proceeds from the stock offering to repay our long-term debt. We also used all of the net cash proceeds from the sale of our applied sciences practice to repay debt. During the first quarter of 2004, our financing activities consisted principally of $23.0 million of borrowings under our revolving credit facility and $3.8 million of principal payments on our term loans.

In October 2003, our board of directors approved a share repurchase program under which we may purchase, from time to time, up to $50.0 million of our common stock over the next twelve months. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the first quarter of 2004, we purchased and retired 72,000 shares of our common stock at a total cost of about $1.2 million. From October 2003 through March 31, 2004, we have purchased and retired a total of 26,200 shares of our common stock for a total of about $5.2 million.

Future Capital Needs and Resources. Effective as of November 28, 2003, our bank credit agreements were amended and restated. The amended bank credit facility provides for up to $225.0 million of secured financing, consisting of a $100.0 million revolving loan and $125.0 million in term loans. The maturity date of the $100.0 million revolving credit facility is November 28, 2008. However, we may choose to repay outstanding borrowings under the revolving credit facility at any time before maturity without penalty. Principal payments on the term loans began on December 31, 2003, and are payable quarterly thereafter through September 30, 2008. Debt under the credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the credit facility, the lenders have a security interest in substantially all of our assets. As of March 31, 2004, we had outstanding aggregate debt under the credit facility of $140.5 million, bearing interest at rates ranging from 3.1% to 4.0%. We are not subject to any penalties for early payment of debt under the credit facility.

Our amended and restated bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. At March 31, 2004, we were in compliance with all covenants as stipulated in the credit facility agreements.

As of March 31, 2004, our capital resources included $2.9 million of cash and cash equivalents and a $77.0 million revolving loan commitment under our amended and restated bank credit facility. The availability of borrowings under our revolving credit facility is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving credit facility. As of March 31, 2004, we have $2.0 million of outstanding letters of credit, which reduce the availability under our revolving credit facility to $75.0 million.

We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses, general corporate and capital expenditures relating to the operation of our business;

•	debt service requirements; and

•	up to $44.8 million of discretionary funding for our share repurchase program.

We believe that our anticipated operating cash flow and our $77.9 million in total liquidity, consisting of our cash on hand and the total borrowings available under our bank credit facility are sufficient to fund our capital and liquidity needs for at least the next 12 months. In making this assessment, we have considered:

•	funds required for the integration of our acquisitions of Ten Eyck, Lexecon and the dispute advisory services business of KPMG;

•	funds required for debt service payments and capital expenditures;

•	funds required to support our ongoing and acquired operations, including estimated income taxes;

•	the financial impact, including a decrease in operating cash flows related to the departure of a number of senior professionals in our corporate finance/restructuring practice; and

•	the discretionary funding of our share repurchase program.

Our conclusion that we will be able to fund our capital requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account the impact of any acquisition transactions or any further unexpected departures of significant numbers of billable professionals. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. We expect that we would seek additional sources of funds, which may include new borrowings to pursue and complete any additional business acquisitions. Any new borrowings, if available, may be on terms less favorable to us than our current credit facility.

Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of March 31, 2004. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements and appropriate classification of items under generally accepted accounting principles currently in effect. Future events could cause actual payments to differ from these amounts. The amounts shown under long-term debt are based solely on the current payment schedule and exclude interest payments and any additional borrowings under the revolving loan commitment.

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Long-term debt	$140,500	$12,500	$21,250	$26,250	$31,250	$49,250	$—
Operating leases	55,184	6,270	8,143	8,131	7,136	6,022	19,482
Capital lease obligations	772	383	278	93	16	2	—

Total obligations	$196,456	$19,153	$29,671	$34,474	$38,402	$55,274	$19,482

Forward-Looking Statements

Some of the statements under “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results and do not intend to do so. Factors, which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates on our variable rate debt. We have managed this risk by entering into interest rate swaps. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates.

We have entered into interest rate swap transactions on a portion of our outstanding term loans. Our interest rate swap agreement in effect at December 31, 2003 expired in January 2004. This interest rate swap was designated as a hedge against a portion of our outstanding debt and was used to convert the interest rate on a portion of our variable rate debt to fixed rates for the life of the swap. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to FTI Consulting, Inc., including its consolidated subsidiaries, required to be included in our periodic Securities and Exchange Commission filings. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation can be costly and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results may not be predictable at all. Legal proceedings may adversely affect stock price and trading, as well as financial results, whether or not such claims or allegations have any merit.

On February 18, 2004, we filed suit in Superior Court of New Jersey, Bergen County, against a number of former employees and the new corporation they formed. In our complaint, we assert numerous claims, including that these former employees acted contrary to their obligations and breached their duties of loyalty by wrongfully soliciting numerous of our employees to leave us and to join them in a competitive venture, wrongly soliciting our clients, and unlawfully using and disclosing our confidential, proprietary and trade secret information in the new business venture. We are seeking unspecified money damages and equitable relief relating to the non-solicitation and hiring away of our employees and clients. The complaint has been served on the defendants. As of April 2004, the parties have agreed to extend the time for the defendants to respond to the complaint to May 24, 2004, after which discovery would begin.

On December 23, 2003, we filed an action in the Supreme Court of the State of New York against PricewaterhouseCoopers LLP seeking damages, and injunctive and other equitable relief, and the enforcement of the non-competition covenants contained in our asset purchase agreement with PricewaterhouseCoopers relating to the acquisition of its domestic Business Recovery Services division. On February 10, 2004, the court granted and denied in part our motion for preliminary injunction. PricewaterhouseCoopers appealed the ruling, which is scheduled for argument in June 2004. Notwithstanding, the preliminary injunction remains in place.

We are unable to predict the outcome of any of the above proceedings.

Item 2.	Changes in Securities

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the first quarter of 2004.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (b)
January 1 through January 31, 2004	—	$—	—	$—
February 1 through February 29, 2004	72,000	$16.12	72,000	$44,807,134
March 1 through March 31, 2004	—	$—	—	$—

Total	72,000	$16.12	72,000	$44,807,134

(a)	During the first quarter of 2004, we purchased all of these shares of our common stock through our publicly announced stock repurchase program.

(b)	In October 2003, our board of directors approved a $50.0 million stock repurchase program. This program expires in October 2004. These amounts represent gross purchase prices that include the transaction costs we may incur, such as commissions, on the related purchases.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.2	By-Laws of FTI Consulting, Inc., as amended (filed May 7, 2004 as an exhibit to FTI Consulting’s Current Report on Form 8-K dated April 28, 2004 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports on Form 8-K

1.	Current Report on Form 8-K/A dated November 3, 2003 and filed January 14, 2004 furnishing under Item 7 the audited financial statements of the dispute advisory services business we acquired from KPMG LLP and our pro forma financial results related to the business combination.

2.	Current Report on Form 8-K dated and filed on January 28, 2004, reporting and furnishing under Item 9 a press release announcing the unanticipated departure of a number of our senior managing directors.

3.	Current Report on Form 8-K dated and filed on February 9, 2004, reporting and filing under Item 9 a press release announcing updated financial guidance for 2004.

4.	Current Report on Form 8-K/A dated November 28, 2003 and filed February 10, 2004 furnishing under Item 7 the audited financial statements of Lexecon, Inc. and our pro forma financial results related to the business combination.

5.	Current Report on Form 8-K dated February 9, 2004 and filed on February 10, 2004, reporting and furnishing under Item 9 a transcript of the conference call we held to discuss our updated financial guidance for 2004.

6.	Current Report on Form 8-K dated February 18, 2004 and filed on February 19, 2004, reporting under Item 9 and Item 12 and furnishing under Item 7 a press release announcing our financial results for the year and fourth quarter ended December 31, 2003.

7.	Current Report on Form 8-K dated February 19, 2004 and filed on February 23, 2004, reporting under Item 9 and Item 12 and furnishing under Item 7 a transcript of the conference call we held to discuss our financial results for the year and fourth quarter ended December 31, 2003 and other information.

8.	Current Report on Form 8-K dated February 18, 2004 and filed on February 26, 2004, reporting under Item 5 and furnishing under Item 7 a press release announcing the election of Dominic DiNapoli as Executive Vice President and Chief Operating Officer of FTI Consulting.

9.	Current Report on Form 8-K dated March 15, 2004 and filed on March 16, 2004, reporting under Item 5 and furnishing under Item 7 a press release announcing the retirement of Stewart J. Kahn as President of FTI Consulting and other employee promotions and changes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: May 10, 2004	By	/s/ Theodore I. Pincus

THEODORE I. PINCUS
Executive Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit	Description

3.2	By-Laws of FTI Consulting, Inc., as amended (filed May 7, 2004 as an exhibit to FTI Consulting’s Current Report on Form 8-K dated April 28, 2004 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).