Form 10-Q
period 2004-06-30
FTI CONSULTING INC
filed 2004-08-06
CIK 887936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common stock, par value $0.01 per share	42,631,512

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2003	June 30, 2004
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,765	$3,108
Accounts receivable, net of allowance of $11,511 in 2003 and $11,041 in 2004	57,584	75,496
Unbilled receivables, net of allowance of $4,384 in 2003 and $4,569 in 2004	26,138	31,237
Deferred income taxes	4,798	4,798
Prepaid expenses and other current assets	4,918	11,240

Total current assets	99,203	125,879

Property and equipment, net	20,757	20,403
Goodwill	514,544	515,191
Other intangible assets, net	10,137	7,482
Other assets	15,924	15,678

Total assets	$660,565	$684,633

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$18,869	$12,513
Accrued compensation and benefits	32,815	32,423
Current portion of long-term debt	16,250	18,750
Billings in excess of services provided	16,336	8,583

Total current liabilities	84,270	72,269

Long-term debt, net of current portion	105,000	106,000
Capital lease obligations and other, net of current portion	1,822	1,973
Deferred income taxes	14,317	21,431
Commitments and contingent liabilities (notes 4, 5 and 9)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 42,253 shares issued and outstanding — 2003 and 42,616 shares issued and outstanding — 2004	423	426
Additional paid-in capital	332,823	335,834
Unearned compensation	(5,733)	(5,277)
Retained earnings	127,667	151,977
Accumulated other comprehensive loss	(24)	—

Total stockholders’ equity	455,156	482,960

Total liabilities and stockholders’ equity	$660,565	$684,633

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues	$94,526	$107,445	$195,877	$217,685

Operating expenses
Direct cost of revenues	43,074	58,309	89,610	120,175
Selling, general and administrative expense	18,787	24,840	39,954	50,598
Amortization of other intangible assets	775	1,255	1,550	2,976

	62,636	84,404	131,114	173,749

Operating income	31,890	23,041	64,763	43,936

Other income (expense)
Interest income	235	189	363	386
Interest expense	(976)	(1,585)	(2,934)	(3,189)

	(741)	(1,396)	(2,571)	(2,803)

Income from continuing operations before income tax provision	31,149	21,645	62,192	41,133
Income tax provision	12,615	8,852	25,190	16,823

Income from continuing operations	18,534	12,793	37,002	24,310

Discontinued operations
Income from operations of discontinued operations, net of income tax provision of $485 and $1,346	686	—	1,916	—
Loss from sale of discontinued operations, net of income tax provision of $3,513 and $3,339	(7,020)	—	(7,275)	—

Loss from discontinued operations	(6,334)	—	(5,359)	—

Net income	$12,200	$12,793	$31,643	$24,310

Earnings per common share — basic
Income from continuing operations	$0.45	$0.30	$0.92	$0.58

Net income	$0.30	$0.30	$0.79	$0.58

Earnings per common share — diluted
Income from continuing operations	$0.44	$0.30	$0.89	$0.57

Net income	$0.29	$0.30	$0.76	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance, January 1, 2004	42,253	$423	$332,823	$(5,733)	$127,667	$(24)	$455,156
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $1,882	415	4	4,351				4,355
Employee stock purchase plan	202	2	2,838				2,840
Restricted share grants, net of forfeitures	25	—	173	(173)			—

Purchase and retirement of common stock	(279)	(3)	(4,351)				(4,354)
Amortization of unearned compensation				629			629
Other comprehensive income, net of income taxes of $17						24	24
Net income					24,310		24,310

Balance, June 30, 2004	42,616	$426	$335,834	$(5,277)	$151,977	$—	$482,960

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2003	2004
Operating activities
Net income	$31,643	$24,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	2,856	4,351
Amortization of other intangible assets	1,550	2,976
Provision for doubtful accounts	3,799	2,554
Non-cash stock-based compensation	80	629
Loss from sale of discontinued operations	7,275	—
Income tax benefit from stock option exercises	11,052	1,882
Non-cash interest expense and other	984	103
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(1,949)	(25,309)
Prepaid expenses and other current assets	710	(3,797)
Accounts payable, accrued expenses and other	2,620	1,428
Income taxes payable	1,344	(479)
Accrued compensation expense	(1,622)	(392)
Billings in excess of services provided	(3,369)	(7,753)

Net cash provided by operating activities	56,973	503

Investing activities
Purchases of property and equipment	(5,464)	(4,099)
Cash received from sale of discontinued operations	2,150	—
Payments for acquisition of businesses, including contingent payments and acquisition costs	(408)	(923)
Change in other assets	886	603

Net cash used in investing activities	(2,836)	(4,419)

Financing activities
Issuance of common stock, net of offering costs	99,223	—
Issuance of common stock under equity compensation plans	11,329	2,473
Purchase and retirement of common stock	—	(4,354)
Borrowings under revolving credit facility	—	32,000
Payments of revolving credit facility	—	(21,000)
Payments of long-term debt	(61,954)	(7,500)
Payments of capital lease obligations and other	(148)	(360)

Net cash provided by financing activities	48,450	1,259

Net increase (decrease) in cash and cash equivalents	102,587	(2,657)

Cash and cash equivalents, beginning of period	9,906	5,765

Cash and cash equivalents, end of period	$112,493	$3,108

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

2. Significant Accounting Policies

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the potentially dilutive effects of shares issued and issuable under our stock option plans using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Numerator — basic and diluted
Income from continuing operations	$18,534	$12,793	$37,002	$24,310
Loss from discontinued operations	(6,334)	—	(5,359)	—

Net income	$12,200	$12,793	$31,643	$24,310

Denominator
Weighted average number of common shares outstanding — basic	41,343	42,172	40,003	42,135
Effect of dilutive restricted shares	—	4	—	3
Effect of dilutive stock options	1,181	341	1,435	423

Weighted average number of common shares outstanding — diluted	42,524	42,517	41,438	42,561

Earnings per common share — basic
Income from continuing operations	$0.45	$0.30	$0.92	$0.58
Loss from discontinued operations	(0.15)	—	(0.13)	—

Net income	$0.30	$0.30	$0.79	$0.58

Earnings per common share — diluted
Income from continuing operations	$0.44	$0.30	$0.89	$0.57
Loss from discontinued operations	(0.15)	—	(0.13)	—

Net income	$0.29	$0.30	$0.76	$0.57

Antidilutive stock options and restricted shares	374	3,338	369	3,242

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

All options granted under our stock-based employee compensation plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. We also periodically issue restricted and unrestricted stock to employees in connection with new hires and performance evaluations. The fair market value on the date of issue of unrestricted stock is immediately charged to compensation expense, and the fair value on the date of issue of restricted stock is charged to compensation expense ratably over the restriction period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income, as reported	$12,200	$12,793	$31,643	$24,310
Add — Stock-based employee compensation cost included in reported net income, net of income taxes	56	208	117	372
Deduct — Total stock-based employee compensation expense determined under a fair value based method for all awards, net of income taxes	(2,888)	(1,911)	(5,042)	(3,539)

Net income, pro forma	$9,368	$11,090	$26,718	$21,143

Earnings per common share
Basic, as reported	$0.30	$0.30	$0.79	$0.58

Basic, pro forma	$0.23	$0.26	$0.67	$0.50

Diluted, as reported	$0.29	$0.30	$0.76	$0.57

Diluted, pro forma	$0.22	$0.26	$0.65	$0.50

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Assumptions
Risk-free interest rate — option plan grants	2.04%	2.97% — 3.31%	1.86% — 2.21%	1.90% — 3.31%
Risk-free interest rate — purchase plan grants	—	—	1.16%	0.96%
Dividend yield	0	0%	0%	0%
Expected life of option grants	3 years	3 years	3 years	3 years
Expected life of stock purchase plan grants	—	—	0.5 years	0.5 years
Stock price volatility — option plan grants	56.1%	57.2% — 57.8%	56.1% — 59.4%	54.6% — 59.6%
Stock price volatility — purchase plan grants	—	—	61.0%	56.9%
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$—	$ 6.89	$10.84	$ 6.76
Grant price > fair market value	$10.99	$ 6.13	$11.19	$ 6.19
Employee stock purchase plan shares	$—	$ —	$ 8.62	$ 7.26
Restricted shares	$—	$15.65	$ —	$15.52

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

Other intangible assets with finite lives are amortized over their estimated useful lives. The changes in the carrying amount of goodwill for the six months ended June 30, 2004, are as follows:

Balance as of January 1, 2004	$514,544
Goodwill acquired during the year:
Costs related to acquisitions completed in 2003	423
Adjustments to allocation of purchase price	224

Balance as of June 30, 2004	$515,191

The table below summarizes our other intangible assets subject to amortization. The amortizable assets acquired in 2003 are based on our estimated valuations, which we will finalize in 2004. The final purchase price allocations may differ from our preliminary estimates.

	Useful Life in Years	December 31, 2003		June 30, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contracts, backlog	1.5 to 3	$12,700	$4,247	$12,691	$6,710
Intellectual property	3	360	160	540	347
Non-compete agreement	3	1,790	306	1,940	632

		$14,850	$4,713	$15,171	$7,689

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Intangible asset amortization is estimated to be $2.4 million for the remainder of 2004, $3.3 million in 2005 and $1.8 million in 2006.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

3. Discontinued Operations

During 2003, we sold our applied sciences practice group, consisting of the LWG asset disposal group and the SEA asset disposal group. Because we eliminated the operations and cash flows of the business components comprising the applied sciences practice group from our ongoing operations as a result of the disposition transactions, and because we did not have any significant continuing involvement in the operations after the disposition transactions, we presented the results of the applied sciences practice group’s operations as a discontinued operation through 2003. Summarized operating results of the applied sciences practice group for the three- and six-month periods ended June 30, 2003 are as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Revenues	$8,052	$17,516
Income before income taxes	1,172	3,263
Net income	686	1,916

4. Long-Term Debt and Capital Lease Obligations

	December 31, 2003	June 30, 2004
Bank credit facility
Term loans, interest payable quarterly (3.1% to 3.2% — 2003; 2.9% — 2004)	$121,250	$113,750
Revolving loan commitment of $100.0 million, interest payable quarterly (2.9% to 4.3% — 2004)	—	11,000

Total long-term debt	121,250	124,750
Less current portion	16,250	18,750

Long-term debt, net of current portion	$105,000	$106,000

Total capital lease obligations	$949	$607
Less current portion	583	386

Capital lease obligations, net of current portion	$366	$221

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

As of June 30, 2004, substantially all of our subsidiaries are guarantors of borrowings under our bank credit facility in the amount of $124.8 million.

The bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. As of June 30, 2004, we were in compliance with all covenants as stipulated in the credit facility agreements.

Interest rate swaps. We have previously entered into interest rate swap transactions on a portion of our outstanding term loans. At December 31, 2003, the notional amount of our outstanding interest rate swap agreement was $8.6 million. The interest rate swap expired in January 2004. We recognize changes in the fair value of interest rate swaps in the consolidated financial statements as changes in accumulated other comprehensive income (loss). During 2003 and 2004, we did not recognize a net gain (loss) related to the interest rate swap transactions as there was no ineffective portion of the cash flow hedge nor was there any portion of the hedged instrument excluded from the assessment of hedge effectiveness.

Future maturities of long-term debt and capital lease obligations. For years subsequent to December 31, 2003, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of December 31, 2003 are as follows.

	Long-Term Debt	Capital Lease Obligations	Total
Remainder of 2004	$8,750	$250	$9,000
2005	21,250	282	21,532
2006	26,250	89	26,339
2007	31,250	16	31,266
2008	37,250	2	37,252

	124,750	639	125,389
Less imputed interest	—	32	32

	$124,750	$607	$125,357

5. Contingencies

See “Part II — Other Information, Item 1. Legal Proceedings.”

6. Stock Option and Employee Stock Purchase Plans

Stock Option Plans. Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997 plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of June 30, 2004, 422,413 shares of common stock are available for grant under our 1997 Stock Option Plan.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

On May 19, 2004, our stockholders approved the FTI Consulting, Inc. 2004 Long-Term Incentive Plan. The 2004 plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other stock-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan. As of June 30, 2004, 2,681,251 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

Vesting provisions for individual awards under our stock option plans are at the discretion of our board of directors. Generally, outstanding options have been granted at prices equal to or exceeding the market value of the stock on the grant date, vest over periods of up to three years, and expire ten years subsequent to award.

During the six months ended June 30, 2004, we granted 56,749 shares of restricted common stock to employees at a weighted-average fair value of $15.52. We did not grant any shares of common stock to employees during the six months ended June 30, 2003.

The following table summarizes the option activity under the plans for the six-month periods ended June 30, 2003 and 2004.

	2003	Weighted Average Exercise Price	2004	Weighted Average Exercise Price
Option outstanding, January 1	5,807	$14.72	4,330	$18.54
Options granted during the period:
Options granted = fair market value	68	$26.15	655	$16.58
Options granted > fair market value	45	$31.37	45	$17.82
Options exercised	(1,661)	$6.82	(415)	$5.95
Options forfeited	(41)	$18.58	(437)	$22.26

Options outstanding, June 30	4,218	$17.65	4,178	$19.09

Options exercisable, June 30	1,053	$14.62	1,866	$17.26

Following is a summary of the status of stock options outstanding and exercisable at June 30, 2004.

Exercise Price Range	Shares	Options Outstanding		Options Exercisable
		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$ 1.90 — $12.36	968	$9.20	6.4 years	721	$8.18
$14.14 — $16.80	640	$16.08	9.6 years	30	$14.48
$17.73 — $21.97	1,080	$20.78	8.3 years	524	$20.35
$22.39 — $24.28	881	$24.14	8.2 years	291	$24.12
$25.67 — $33.25	609	$27.70	8.4 years	300	$27.29

	4,178	$19.09		1,866	$17.26

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Employee Stock Purchase Plan

The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. A total of 2,050,000 shares are authorized for purchase under the plan. As of June 30, 2004, 580,126 shares of common stock are available for sale to plan participants. Employees purchased shares under this plan during the following periods at the weighted average prices per share as indicated: six months ended June 30, 2003 — 113,297 at $21.23; and six months ended June 30, 2004 — 202,396 at $14.03.

7. Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income	$12,200	$12,793	$31,643	$24,310
Other comprehensive income — change in fair value of interest rate swaps	172	—	337	24

Total comprehensive income, net of income taxes	$12,372	$12,793	$31,980	$24,334

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

situation, planning for the smooth transition in and out of bankruptcy, facilitating the sale of assets and assisting to arrange debtor-in-possession financing. Through our corporate finance services, we can help financially distressed companies implement their plans by providing interim management teams.

Within our economic consulting practice, we provide our clients with analyses of complex economic issues for use in legal and regulatory proceedings, strategic decision-making and public policy debates. Our services include providing advice and testimony related to

•	antitrust and competition issues that arise in the context of potential mergers and acquisitions;

•	other antitrust issues, including alleged price fixing, cartels and other forms of exclusionary behavior;

•	the application of modern finance theory to issues arising in securities litigation; and

•	public policy studies on behalf of companies, trade associations and governmental agencies.

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

In 2003, we did not operate our business practices as segments. Accordingly, we did not report results of operations by segment. The table below presents revenues, gross margin and segment profits for the three- and six-month periods ended June 30, 2004. For the three- and six-month periods ended June 30, 2003, the table presents segment revenues and gross margin that are estimates derived from classifying client engagements by the principal nature of the service.

	Forensic and Litigation Consulting	Corporate Finance/ Restructuring	Economic Consulting	Total
Three months ended June 30, 2003
Revenues	$25,472	$66,226	$2,828	$94,526
Gross margin	11,717	38,612	1,123	51,452
Segment profit	N/A	N/A	N/A	38,362

Three months ended June 30, 2004
Revenues	$45,742	$39,576	$22,127	$107,445
Gross margin	22,128	18,625	8,383	49,136
Segment profit	14,408	12,622	5,346	32,376

Six months ended June 30, 2003
Revenues	$51,317	$138,259	$6,301	$195,877
Gross margin	24,515	79,076	2,676	106,267
Segment profit	N/A	N/A	N/A	78,773

Six months ended June 30, 2004
Revenues	$89,855	$82,863	$44,967	$217,685
Gross margin	42,396	38,623	16,491	97,510
Segment profit	27,029	25,259	10,758	63,046

N/A	– Not available

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The following table presents a reconciliation of segment profit to income from continuing operations before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Operating profit
Total segment profit	$38,362	$32,376	$78,773	$63,046
Corporate general and administrative expenses	4,396	5,829	9,604	11,783
Depreciation and amortization	1,301	2,251	2,856	4,351
Amortization of other intangible assets	775	1,255	1,550	2,976
Interest expense, net	741	1,396	2,571	2,803

Income from continuing operations before income tax provision	$31,149	$21,645	$62,192	$41,133

9. Subsequent Event

We entered into a new lease agreement for office space in New York City. The lease commenced on July 22, 2004 and expires in November 2021. In accordance with the lease terms, we received a cash inducement of $8.1 million that we will amortize over the future life of the lease as a reduction to the cash rent expense. We plan on consolidating our New York City area offices and relocating our employees into the new space during the fourth quarter of 2004. As a result of this decision, we will be vacating leased office facilities prior to the lease termination dates. Although we plan on subleasing the facilities, we expect to record a loss of about $3.2 million related to the subleased facilities during the second half of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview.

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three- and six-month periods ended June 30, 2004 and 2003, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2003 and our quarterly report on Form 10-Q for the three months ended March 31, 2004. Historical results may not indicate our future performance. See “— Forward Looking Statements.”

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

Within our economic consulting practice, we provide our clients with analyses of complex economic issues for use in legal and regulatory proceedings, strategic decision-making and public policy debates. Our services include providing advice and testimony related to

•	antitrust and competition issues that arise in the context of potential mergers and acquisitions;

•	other antitrust issues, including alleged price fixing, cartels and other forms of exclusionary behavior;

•	the application of modern finance theory to issues arising in securities litigation; and

•	public policy studies on behalf of companies, trade associations and governmental agencies.

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

We acquired specified assets and liabilities of the dispute advisory services business of KPMG LLP, as of October 31, 2003. The dispute advisory services business assists clients in the analysis and resolution of all phases of complex claims and disputes. We added 151 billable professionals with the dispute advisory services business. These professionals now operate as part of our forensic and litigation consulting practice.

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

During the first quarter of 2004, we announced the unanticipated departure of a number of senior professionals in our corporate finance/restructuring practice. Some or all of those professionals have formed a company to compete with us. In addition, some of our clients have transferred their engagements to those former employees and their company. See “Part II—Other Information, Item 1. Legal Proceedings.” These clients requested refunds of their retainer balances, which negatively impacted our cash flows during the first half of 2004.

We entered into a new lease agreement for office space in New York City. The lease commenced on July 22, 2004 and expires in November 2021. In accordance with the lease terms, we received a cash inducement of $8.1 million that we will amortize over the future life of the lease as a reduction to the cash rent expense. We plan on consolidating our New York City area offices and relocating our employees into the new space during the fourth quarter of 2004. As a result of this decision, we will be vacating leased office facilities prior to the lease termination dates. Although we plan on subleasing the facilities, we expect to record a loss of about $3.2 million related to the subleased facilities during the second half of 2004.

Selected Financial and Operating Data. Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and also from our ability to attract new and recurring engagements. During the second quarter of 2004, our revenues increased $12.9 million, or 13.7%, as compared to the second quarter of 2003. During the first half of 2004, our revenues increased $21.8 million, or 11.1%, as compared to the first half of 2003. This growth was primarily due to the acquisitions we completed during the fourth quarter of 2003. Although total revenues increased, the reduced volume of new business in the restructuring market and the unanticipated departure of a number of billable professional staff in our corporate finance/restructuring practice resulted in lower revenues from those services during 2004 as compared to 2003.

Our financial results are primarily driven by:

•	the utilization rates of the billable professionals we employ;

•	the number of billable professionals we employ;

•	the rates per hour we charge our clients for service; and

•	the number and size of engagements we secure.

Utilization Rates of Billable Professionals

	2003	2004	Percent Change

Three Months Ended June 30,
Forensic and Litigation Consulting	73%	76%	4.1%
Corporate Finance/Restructuring	90%	84%	(6.7)%
Economic Consulting	92%	81%	(12.0)%
Total	85%	79%	(7.1)%

Six Months Ended June 30,
Forensic and Litigation Consulting	79%	76%	(3.8)%
Corporate Finance/Restructuring	94%	84%	(10.6)%
Economic Consulting	96%	83%	(13.5)%
Total	89%	80%	(10.1)%

We calculate the utilization rate for our professional staff by dividing the number of hours all of our professionals charged our clients during a period by the total available working hours for all of our professionals assuming a 40-hour work week and a 52-week year. Available working hours includes vacation and professional training days, but excludes holidays. During the first half of 2004, we experienced a decrease in utilization rates across all practice areas as compared to the same period of 2003. During the first half of 2003, utilization rates were high and our financial performance was strong across all practice areas. However, during the third quarter of 2003, demand for our corporate finance/restructuring services began to decline, primarily resulting from a strengthening economy coupled with a decline in the volume of new business in the restructuring market. As a result of economic conditions, utilization rates decreased in our corporate finance/restructuring practice during 2003. The unanticipated departures of professionals from this practice area during the first quarter of 2004 resulted in a further reduction to utilization rates in 2004, since these professionals were highly utilized.

For the first half of 2004, the utilization rates in our forensic and litigation consulting practice are lower than the first half of 2003. This is primarily attributable to the dispute advisory services business of KPMG that we acquired in the fourth quarter of 2003. The overall utilization rate of these professionals was lower than anticipated during the first few months after completion of the acquisition. However, throughout the first quarter and continuing into the second quarter of 2004, the utilization rates of these professionals improved significantly. As a result the utilization rate of our forensic and litigation consulting practices during the second quarter of 2004 is higher than to the second quarter of 2003.

The economic consulting practice predominately reflects the results of the Lexecon business we acquired in the fourth quarter of 2003. Prior to the Lexecon acquisition, our economic consulting practice was relatively small and the utilization rates in 2003 primarily reflect the impact of several large engagements that were ongoing at that time.

Although utilization rates our generally lower than we experienced in 2003, the rates for the second quarter of 2004 are fairly stable in comparison to the first quarter of 2004. We continue to manage our utilization rates by redeploying our professionals to work on assignments in practice areas where demand is currently higher. We expect that utilization rates will be lower during the third quarter as a result of customary seasonal factors, such as vacations. In addition, we expect our overall utilization rates will also be lower in 2004 than 2003 as a result of the previously mentioned economic factors and the departures of some of our billable professionals who had historically generated among the highest utilization rates in our business.

Number of Billable Professionals

	June 30, 2003		June 30, 2004		Percent Change
	Headcount	% of Total	Headcount	% of Total
Forensic and Litigation Consulting	226	38.5%	375	50.0%	65.9%
Corporate Finance/Restructuring	334	56.9%	229	30.5%	(31.4)%
Economic Consulting	27	4.6%	146	19.5%	440.7%

Total	587	100.0%	750	100.0%	27.8%

*	The headcount information for 2003 excludes employees associated with our discontinued operations.

The number of billable employees increased from June 30, 2003 to June 30, 2004 largely due to the integration of Lexecon into our economic consulting practice and Ten Eyck and KPMG’s dispute advisory services business into our forensic and litigation consulting practice. We acquired about 290 billable employees as a result of these transactions in the fourth quarter of 2003. During the latter part of 2003, our corporate finance/restructuring practice experienced a decrease in billable employees related to the decreased demand for these services. In addition, during the first quarter of 2004, about 60 of our professionals departed from our former FTI/Policano & Manzo restructuring practice.

Average Billable Rate per Hour

	2003	2004	Percent Change
Three Months Ended June 30,
Forensic and Litigation Consulting	$295	$291	(1.4)%
Corporate Finance/Restructuring	406	419	3.2%
Economic Consulting	272	376	38.2%
Total	350	349	(0.3)%

Six Months Ended June 30,
Forensic and Litigation Consulting	$273	$286	4.8%
Corporate Finance/Restructuring	392	427	8.9%
Economic Consulting	253	377	49.0%
Total	347	351	1.2%

Our average billable rate per hour for the first half of 2004 was $351, an increase from an average of $347 for 2003. The improvement in our billable rates is the result of several factors, including:

•	planned bill rate increases implemented during the second half of 2003;

•	a decrease in billable professionals in our corporate finance/restructuring practice primarily at the lower levels, which resulted in an increasing percentage of our professional employees being billable at higher rates; and

•	an increase in the billable rates in our economic practice attributable to the Lexecon acquisition.

Although billable rates increased across most of our practice areas during the second quarter of 2004 as compared to the second quarter of 2003, the total company billable rate decreased slightly. This decrease is primarily due to a larger percentage of our business being generated in 2004 by the forensic and litigation consulting practice which has lower billable rates than our corporate finance/restructuring practice.

Segment Profits.

	2003		2004		Percent Change
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues
	(dollars in thousands)
Three Months Ended June 30,
Forensic and Litigation Consulting	N/A	N/A	$14,408	31.5%	N/A
Corporate Finance/Restructuring	N/A	N/A	12,622	31.9%	N/A
Economic Consulting	N/A	N/A	5,346	24.2%	N/A
Corporate	$(4,396)	N/A	(5,829)	N/A	(32.6)%

Total	$33,966	35.9%	$26,547	24.7%	(21.8)%

Six Months Ended June 30,
Forensic and Litigation Consulting	N/A	N/A	$27,029	30.1%	N/A
Corporate Finance/Restructuring	N/A	N/A	25,259	30.5%	N/A
Economic Consulting	N/A	N/A	10,758	23.9%	N/A
Corporate	$(9,604)	N/A	(11,783)	N/A	(22.7)%

Total	$69,169	35.3%	$51,263	23.5%	(25.9)%

N/A	– Not available

In 2003, we did not operate our business practices as segments. Accordingly, we did not report results of operations by segment. The table above presents segment profits for the three- and six-month periods ended June 30, 2004. We evaluate the performance of these segments based on operating income before depreciation, amortization and corporate general and administrative expenses.

Total segment profits decreased during the three- and six-month periods ended June 30, 2004 as compared to the comparable periods of 2003. This decrease was driven by several factors, including the following:

•	the decrease in demand for our corporate finance/restructuring related services, which began late in the third quarter of 2003;

•	the unanticipated departure during the first quarter of 2004 of a number of billable professional staff in our corporate finance/restructuring practice that operated at high utilization rates;

•	lower utilization rates generated by our recently acquired businesses relative to our historical experience;

•	lower gross profit margins generated by our recently acquired businesses, particularly Lexecon, an economic consulting business that operates in a competitive environment that typically generates lower gross margins than those experienced by our financial and litigation consulting and our corporate finance/restructuring practices; and

•	an increase in corporate overhead expenses driven largely by increased staffing and consulting costs to address the requirements of the Sarbanes-Oxley Act and to further strengthen our corporate governance activities.

We have addressed the decrease in demand for our corporate finance/restructuring services through the voluntary and involuntary turnover of our professionals as well as through reassignments of professionals to other practice areas. Any decrease in revenues without a corresponding reduction in our costs will likely harm our profitability. In the second quarter of 2004, our efforts have been successful and segment margins as a percentage of segment revenues have increased across all three operating segments as compared to the first quarter of 2004. We expect segment profits to be lower in the third quarter as a result of customary seasonal factors which result in lower utilization rates and lower revenues than we generally experience during the first half of the year.

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

Revenue Recognition. We derive substantially all of our revenue from providing professional services to our clients. Most of these services are rendered under arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. We also bill our clients for the cost of the production of our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We recognize revenue from our professional services as work is performed and expenses are incurred. The basis for our policy is the fact that we normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the matter and at our agreed-upon hourly rates. Revenues recognized but not yet billed to clients are recorded at net realizable value as unbilled receivables in the accompanying consolidated balance sheets. Billings in excess of services provided represent amounts billed to clients, such as retainers, in advance of work being performed.

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

Goodwill. As of June 30, 2004, we have goodwill of $515.2 million that we recorded for business combinations completed principally in the last five years. The majority of this goodwill was generated from our acquisitions completed during 2002 and the fourth quarter of 2003. Goodwill represented 75.3% of our total assets at June 30, 2004. We make at least annual assessments of impairment of our goodwill in accordance with our stated accounting policy. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with this goodwill. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill to its estimated implied fair value. Due to the departures of former members of our professional staff, we performed an impairment test of our goodwill in February 2004. No impairment of goodwill was identified as a result of our test.

Results of Continuing Operations

Revenues.

	2003		2004		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Three Months Ended June 30,
Forensic and Litigation Consulting	$25,472	26.9%	$45,742	42.6%	79.6%
Corporate Finance/Restructuring	66,226	70.1%	39,576	36.8%	(40.2)%
Economic Consulting	2,828	3.0%	22,127	20.6%	682.4%

Total	$94,526	100.0%	$107,445	100.0%	13.7%

Six Months Ended June 30,
Forensic and Litigation Consulting	$51,317	26.2%	$89,855	41.3%	75.1%
Corporate Finance/Restructuring	138,259	70.6%	82,863	38.1%	(40.1)%
Economic Consulting	6,301	3.2%	44,967	20.6%	613.6%

Total	$195,877	100.0%	$217,685	100.0%	11.1%

Revenues from continuing operations increased for the three- and six-month periods ended June 30, 2004 as compared to the comparable periods of 2003. This increase is primarily attributable to the acquisitions we completed during the fourth quarter of 2003 offset by the decreased demand for our corporate finance/restructuring services, which began during the third quarter of 2003. The growth in our forensic and litigation consulting practice is primarily due to the acquisitions of Ten Eyck and the dispute advisory services business from KPMG. The increase in revenues related to our economic consulting practice is attributable to the acquisition of Lexecon.

Our corporate finance/restructuring practice accounted for about 70% to 71% of our revenues during the three- and six-month periods ended June 30, 2003 as compared to about 37% to 38% during the three- and six-month periods ended June 30, 2004. Late in the third quarter of 2003, we began to experience a decrease in demand for our corporate finance/restructuring related services, which has negatively impacted our revenues from that segment. The departure of a number of our billable professionals in the corporate finance/restructuring practice during the first quarter of 2004 also contributed to the decrease in revenues from that segment.

We believe total revenues will be higher in 2004 than 2003. We attribute this expected growth primarily to the businesses we acquired in 2003 and their expected growth during 2004, as well as the stabilization of our corporate finance/restructuring practice.

Direct Cost of Revenues.

	2003		2004		Percent Change
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues
	(dollars in thousands)
Three Months Ended June 30,
Forensic and Litigation Consulting	$13,755	54.0%	$23,614	51.6%	71.7%
Corporate Finance/Restructuring	27,614	41.7%	20,951	52.9%	(24.1)%
Economic Consulting	1,705	60.3%	13,744	62.1%	706.1%

Total	$43,074	45.6%	$58,309	54.3%	35.4%

Six Months Ended June 30,
Forensic and Litigation Consulting	$26,802	52.2%	$47,459	52.8%	77.1%
Corporate Finance/Restructuring	59,183	42.8%	44,240	53.4%	(25.2)%
Economic Consulting	3,625	57.5%	28,476	63.3%	685.5%

Total	$89,610	45.7%	$120,175	55.2%	34.1%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues increased as a percentage of revenues across all operating segments primarily due to lower utilization rates experienced across all practices during the first half of 2004 as compared to the first half of 2003. This resulted due to revenues growing at a slower pace than direct costs. In addition:

•	The acquisition of KPMG’s dispute advisory services business, which has generated a lower gross margin than we have historically experienced, contributed to the increase in our forensic and litigation consulting practice.

•	The departure of some of our professionals in the corporate finance/restructuring practice during the first quarter of 2004 contributed to the increase in that practice, primarily because these professionals generally operated at higher utilization rates and higher billable rates than our other professionals.

•	The acquisition of Lexecon, which operates at a lower gross margin than our other operating segments, contributed to the increase in our economic consulting practice.

Selling, General and Administrative Expense.

	2003		2004		Percent Change
	SG & A	% of Segment Revenues	SG & A	% of Segment Revenues
	(dollars in thousands)
Three Months Ended June 30,
Forensic and Litigation Consulting	N/A	N/A	$8,741	19.1%	N/A
Corporate Finance/Restructuring	N/A	N/A	6,251	15.8%	N/A
Economic Consulting	N/A	N/A	3,266	14.8%	N/A
Corporate	$4,809	N/A	6,582	N/A	36.9%

Total	$18,787	19.9%	$24,840	23.1%	32.2%

Six Months Ended June 30,
Forensic and Litigation Consulting	N/A	N/A	$16,992	18.9%	N/A
Corporate Finance/Restructuring	N/A	N/A	14,196	17.1%	N/A
Economic Consulting	N/A	N/A	6,177	13.7%	N/A
Corporate	$10,393	N/A	13,233	N/A	27.3%

Total	$39,954	20.4%	$50,598	23.2%	26.6%

N/A	– Not available

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, rent, marketing, corporate overhead expenses and depreciation and amortization of property and equipment. Selling, general and administrative expense increased as a percentage of our total revenues for the three- and six- month periods ended June 30, 2004 as compared to the same periods in 2003. This increase is largely attributable to increased personnel, facilities and general corporate expenses, including advertising and legal costs, associated with the acquisitions completed in 2003 and other business activities.

Our corporate selling, general and administrative expense increased as a percentage of revenues from about 5% for the three- and six-month periods ended June 30, 2003 to about 6% for the comparable periods of 2004. The increase in corporate overhead expenses is primarily related to increased staffing and consulting costs to address the requirements of the Sarbanes-Oxley Act and to further strengthen our corporate governance activities. In particular, during the latter part of 2003 we created internal legal and audit departments and enhanced our regulatory reporting functions. We have also increased our back-office staffing during 2004 to support our growing organization.

Depreciation and amortization of property and equipment classified within selling, general and administrative expense increased by $677,000 or 52.0% from the three-months ended June 30, 2003 as compared to the same period in 2004. Depreciation and amortization of property and equipment increased by $1.0 million or 36.2% from the six-months ended June 30, 2003 as compared to the same period in 2004. These increases are a result of the increase in the furniture and equipment and office build-out necessary to support a larger organization.

Amortization of Other Intangible Assets. The amortization expense related to other intangible assets increased by $480,000, or 61.9%, for the three months ended June 30, 2004 as compared to the same period in 2003. Amortization expense increased by $1.4 million, or 92.0%, for the six months ended June 30, 2004 as compared to the same period in 2003. This increase is related to the identifiable intangible assets recorded in connection with the acquisitions we completed during the fourth quarter of 2003. Amortization expense increased less during the three month period as compared to the six-month period as a result of some intangible assets becoming fully amortized during the first quarter of 2004.

We amortize other intangible assets over their useful lives ranging from 18 to 36 months. We are in the process of completing valuations of the intangible assets that we acquired during 2003. At June 30, 2004, the estimated valuation of these intangible assets, totaling $10.1 million, is based on data that we have developed to date. We will finalize our valuations in 2004. The final purchase price allocation may differ from our preliminary allocation, which may have an effect on our estimates of future amortization expense.

Interest Expense. Interest expense consists primarily of interest on debt we incurred to purchase businesses over the past several years, including the amortization of deferred bank financing fees. Interest expense increased by $609,000, or 62.4% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. For the six months ended June 30, 2004, interest expense increased by $255,000, or 8.7%, as compared to the six months ended June 30, 2003. This increase is primarily attributable to higher average borrowings outstanding during 2004 as compared to 2003. During the first quarter of 2003, we wrote-off about $513,000 of deferred bank financing fees as a result of the early extinguishment of long-term debt. This resulted in interest expense increasing by a lesser percentage for the six month periods as compared to the three month periods.

Income Taxes. Our effective tax rate was approximately 40.5% from continuing operations during the three- and six-month periods ended June 30, 2003 and 40.9% during the three- and six-month periods ended June 30, 2004. We expect our effective tax rate from continuing operations to remain about the same for the remainder of the current year.

Liquidity and Capital Resources

Cash Flows.

	Six months Ended June 30,		Percent Change
	2003	2004
Cash provided by operating activities	$56,973	$503	(99.1)%
Cash used in investing activities	(2,836)	(4,419)	55.8%
Cash provided by financing activities	48,450	1,259	(97.4)%

We have historically financed our operations and capital expenditures solely through cash flows from operations. However, during the first half of 2004, our operating income declined as compared to 2003 and our cash flow from operations was not sufficient to fund our capital expenditures. As a result we have used borrowings under our revolving credit facility to finance some of our cash needs during the first half of 2004. Specifically, we have used cash provided by financing activities to fund investing activities and the increase in our working capital needs, including but not limited to the following payments made during 2004:

•	capital expenditures of $4.1 million related to furniture, computer equipment and leasehold improvements to support our growing business;

•	working capital requirements during the first quarter of 2004 for the dispute advisory services business of KPMG that we acquired as of October 31, 2004;

•	annual incentive compensation payments which we generally pay in the first quarter of each year and quarterly incentive compensation payments;

•	refunds of retainer balances associated with the loss of client engagements resulting from the departure of corporate finance/restructuring professionals; and

•	estimated income tax payments due during the first half of 2004.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During 2004, we experienced an increase in our billed and unbilled accounts receivable, net of billings in excess of services provided. Our customary collection terms range from 30 to 60 days for all of our clients. Our average collection period during the first half of 2004 is higher than the same period of 2003, primarily due to a decrease in retainers we collected from clients prior to the performance of our services. In addition, the average collection periods for the economic consulting practice we acquired in the fourth quarter of 2003 is longer than the collection periods for our other practices.

Net cash used in investing activities for the first quarter of 2004 increased $1.6 million as compared to the same period in 2003, primarily due to $2.15 million received from the sale of a portion of our applied sciences practice during the first quarter of 2003; offset by a $0.5 million increase in our acquisition related payments during 2004 as compared to 2003. We had no material outstanding purchase commitments as of June 30, 2004.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions. During the first quarter of 2003, we completed the public offering of 4.0 million shares of our common stock, generating net cash proceeds of $99.2 million. We used about half of the net proceeds from the stock offering to repay our long-term debt. We also used all of the net cash proceeds from the sale of our applied sciences practice to repay debt. During the first half of 2004, our financing activities consisted principally of $11.0 million of net borrowings under our revolving credit facility and $7.5 million of principal payments on our term loans.

In October 2003, our board of directors approved a share repurchase program under which we may purchase, from time to time, up to $50.0 million of our common stock over the next twelve months. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the first half of 2004, we purchased and retired 278,900 shares of our common stock at a total cost of about $4.4 million. From October 2003 through June 30, 2004, we have purchased and retired a total of 473,100 shares of our common stock for a total of about $8.4 million.

Future Capital Needs and Resources. Effective as of November 28, 2003, our bank credit agreements were amended and restated. The amended bank credit facility provides for up to $225.0 million of secured financing, consisting of a $100.0 million revolving loan and $125.0 million in term loans. The maturity date of the $100.0 million revolving credit facility is November 28, 2008. However, we may choose to repay outstanding borrowings under the revolving credit facility at any time before maturity without penalty. Principal payments on the term loans began on December 31, 2003, and are payable quarterly thereafter through September 30, 2008. Debt under the credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the credit facility, the lenders have a security interest in substantially all of our assets. As of June 30, 2004, we had outstanding aggregate debt under the credit facility of $124.8 million, bearing interest at rates ranging from 2.9% to 4.3%. We are not subject to any penalties for early payment of debt under the credit facility.

Our amended and restated bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. At June 30, 2004, we were in compliance with all covenants as stipulated in the credit facility agreements.

As of June 30, 2004, our capital resources included $3.1 million of cash and cash equivalents and an $89.0 million revolving loan commitment under our amended and restated bank credit facility. The availability of borrowings under our revolving credit facility is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving credit facility. As of June 30, 2004, we have $10.0 million of outstanding letters of credit, including an $8.0 million letter of credit used in place of a security deposit for the New York City lease we entered into in July 2004. As of June 30, 2004, we have $79.0 million of available borrowings under our revolving credit facility.

We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses, general corporate and capital expenditures relating to the operation of our business, including costs related to our new office lease in New York City;

•	debt service requirements; and

•	up to $41.6 million of discretionary funding for our share repurchase program.

We believe that our anticipated operating cash flow, including the $8.1 million of cash inducements we received in July 2004 related to our New York City office lease, and our $82.1 million in total liquidity, consisting of our cash on hand and the total borrowings available under our bank credit facility are sufficient to fund our capital and liquidity needs for at least the next 12 months. In making this assessment, we have considered:

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

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of June 30, 2004. The table also includes our obligation related to the New York City office lease agreement we entered into in July 2004. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements and appropriate classification of items under generally accepted accounting principles currently in effect. Future events could cause actual payments to differ from these amounts. The amounts shown under long-term debt are based solely on the current payment schedule and exclude interest payments and any additional borrowings under the revolving loan commitment.

Contractual Obligations	Total	2004	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Long-term debt	$124,750	$8,750	$21,250	$26,250	$31,250	$37,250	$—	$—
Operating leases	161,236	6,044	13,003	13,871	12,964	11,858	11,940	91,556
Capital lease obligations	639	250	282	89	16	2	—	—

Total obligations	$286,625	$15,044	$34,535	$40,210	$44,230	$49,110	$11,940	$91,556

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to FTI Consulting, Inc., including its consolidated subsidiaries, required to be included in our periodic Securities and Exchange Commission filings. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the deterioration of the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

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

On February 18, 2004, we filed suit in Superior Court of New Jersey, Bergen County, against a number of former employees and the new corporation they formed. In our complaint, we assert that these former employees breached their duties of loyalty by wrongfully soliciting numerous employees of ours to leave us and to join them in a competitive venture, wrongly soliciting our clients, and unlawfully using and disclosing our confidential and proprietary information in the new business venture. We are seeking money damages and equitable relief relating to the non-solicitation and hiring away of our employees. The parties are now actively exploring alternative dispute resolution options to resolve the matter.

On December 23, 2003, we filed an action in the Supreme Court of the State of New York against PricewaterhouseCoopers LLP seeking damages, and injunctive and other equitable relief, and the enforcement of the non-competition covenants contained in our asset purchase agreement with PricewaterhouseCoopers relating to the acquisition of its domestic Business Recovery Services division. On February 10, 2004, the court granted and denied in part our motion for preliminary injunction. PricewaterhouseCoopers appealed the ruling and in June 2004, the Supreme Court of the State of New York upheld the preliminary injunction and affirmed our interpretation of the non-competition sections of the Asset Purchase Agreement. The parties are now engaged in discovery and expect trial to follow in the fall of 2004.

We are unable to predict the outcome of any of the above proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the second quarter of 2004.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (b)
April 1 through April 30, 2004	—	$—	—	$44,807,134
May 1 through May 31, 2004	156,900	$15.22	156,900	$42,419,531
June 1 through June 30 2004	50,000	$16.07	50,000	$41,616,011

Total	206,900	$15.42	206,900	$41,616,011

(a)	We purchased all of these shares of our common stock through our publicly announced stock repurchase program.
(b)	In October 2003, we announced that our board of directors approved a $50.0 million stock repurchase program. This program expires in October 2004. These amounts represent gross purchase prices and include the transaction costs we may incur, such as commissions, on the related purchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2004 annual meeting of stockholders on May 19, 2004. At the 2004 annual meeting, the stockholders elected Denis J. Callaghan, Dennis J. Shaughnessy and George P. Stamas as Class II directors for a term of three years. The stockholders voted as follows.

	For	Authority Withheld
Denis J. Callaghan	33,473,865	1,808,708
Dennis J. Shaughnessy	32,780,165	2,502,408
George P. Stamas	33,426,492	1,856,081

In addition, the terms of the following directors continued after the 2004 annual meeting: Jack B. Dunn, IV, James A. Flick, Jr. and Peter F. O’Malley. Stewart J. Kahn resigned as a director at the 2004 annual meeting of our Board of Directors held immediately following the 2004 annual meeting of stockholders. The Board also authorized increasing the size of the Board of Directors to eight members at that meeting, by adding one Class III director. On June 7, 2004, the Board of Directors appointed Mark H. Berey and Gerard E Holthaus to fill the vacancies on the Board as Class III directors.

At the 2004 annual meeting, the stockholders also took the following actions:

1. Approved and adopted the FTI Consulting, Inc. 2004 Long-Term Incentive Plan. The stockholders voted as follows.

For	Against	Abstain
21,393,363	6,300,389	50,547

2. Approved and adopted an amendment to the FTI Consulting, Inc. Employee Stock Purchase Plan, as amended, to increase the number of shares authorized by 250,000 shares of common stock, from a total of 1,800,000 to 2,050,000 shares of our common stock. The stockholders voted as follows.

For	Against	Abstain
25,844,436	1,854,304	45,559

3. Ratified the selection of Ernst & Young, LLP as our independent auditors for the year ending December 31, 2004. The shareholders voted as follows.

For	Against	Abstain
34,091,658	1,142,582	48,333

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.2	By-Laws of FTI Consulting, Inc., as amended (filed May 7, 2004 as an exhibit to FTI Consulting’s Current Report on Form 8-K dated April 28, 2004 and incorporated herein by reference).

10.1	Employment Agreement dated July 17, 2002 between Dominic DiNapoli and FTI Consulting.

10.2	Letter Agreement dated March 24, 2004 to amend Employment Agreement between Dominic DiNapoli and FTI Consulting.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b) Reports on Form 8-K

1.	Current Report on Form 8-K dated April 28, 2004 and filed on April 29, 2004, reporting under Item 9 and Item 12 and furnishing under Item 7 a press release announcing our financial results for the first quarter ended March 31, 2004.

2.	Current Report on Form 8-K dated April 29, 2004 and filed on April 30, 2004, reporting under Item 9 and Item 12 and furnishing under Item 7 a transcript of the conference call we held to discuss our financial results for the first quarter ended March 31, 2004 and other information.

3.	Current Report on Form 8-K dated April 28, 2004 and filed on May 7, 2004, reporting under Item 5 and furnishing under Item 7 the By-Laws of FTI Consulting, Inc., as amended.

4.	Current Report on Form 8-K dated and filed on May 19, 2004, reporting under Item 10 and furnishing under Item 7 the FTI Consulting, Inc. Policy on Ethics and Business Conduct.

5.	Current Report on Form 8-K dated May 19, 2004 and filed May 20, 2004, reporting under Item 5 and furnishing under Item 7 a press release announcing the results of the Annual Meeting of Stockholders of FTI Consulting, Inc. held on May 19, 2004.

6.	Current Report on Form 8-K dated June 7, 2004 and filed on June 9, 2004, reporting under Item 5 and furnishing under Item 7 a press release announcing that effective June 7, 2004, our board of directors appointed two independent directors to fill all open board positions, bringing the total number of directors to eight.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: August 6, 2004	By	/s/ THEODORE I. PINCUS
THEODORE I. PINCUS Executive Vice President and Chief Financial Officer (principal financial officer)