Form 10-Q
period 2004-09-30
FTI CONSULTING INC
filed 2004-11-09
CIK 887936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common stock, par value $0.01 per share	42,398,418

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2003	September 30, 2004
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,765	$8,987
Accounts receivable
Accounts receivable	69,095	90,460
Unbilled receivables	34,672	39,025
Allowance for doubtful accounts	(20,045)	(19,977)

	83,722	109,508
Deferred income taxes	4,798	5,377
Prepaid expenses and other current assets	4,918	8,171

Total current assets	99,203	132,043
Property and equipment, net	20,757	20,684
Goodwill	514,544	515,398
Other intangible assets, net	10,137	6,238
Other assets	15,924	17,180

Total assets	$660,565	$691,543

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$18,869	$14,681
Accrued compensation and benefits	32,815	35,375
Current portion of long-term debt	16,250	20,000
Billings in excess of services provided	16,336	8,772

Total current liabilities	84,270	78,828

Long-term debt, net of current portion	105,000	90,000
Deferred rent, capital lease obligations and other, net of current portion	1,822	10,198
Deferred income taxes	14,317	23,235
Commitments and contingent liabilities (notes 4 and 5)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 42,253 shares issued and outstanding — 2003 and 42,391 shares issued and outstanding — 2004	423	424
Additional paid-in capital	332,823	331,907
Unearned compensation	(5,733)	(5,977)
Retained earnings	127,667	162,928
Accumulated other comprehensive loss	(24)	—

Total stockholders’ equity	455,156	489,282

Total liabilities and stockholders’ equity	$660,565	$691,543

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues	$83,593	$104,433	$279,470	$322,118

Operating expenses
Direct cost of revenues	37,388	56,677	126,998	176,852
Selling, general and administrative expense	19,165	25,892	59,119	76,490
Amortization of other intangible assets	775	1,244	2,325	4,220

	57,328	83,813	188,442	257,562

Operating income	26,265	20,620	91,028	64,556

Other income (expense)
Interest income	404	189	767	575
Interest expense	(1,249)	(1,564)	(4,183)	(4,753)

	(845)	(1,375)	(3,416)	(4,178)

Income from continuing operations before income tax provision	25,420	19,245	87,612	60,378
Income tax provision	10,295	8,294	35,485	25,117

Income from continuing operations	15,125	10,951	52,127	35,261

Discontinued operations
(Loss) income from operations of discontinued operations, net of income tax benefit (provision) of $190 and ($1,156)	(267)	—	1,649	—
Income (loss) from sale of discontinued operations, net of income tax benefit (provision) of $658 and $(2,681)	304	—	(6,971)	—

Income (loss) from discontinued operations	37	—	(5,322)	—

Net income	$15,162	$10,951	$46,805	$35,261

Earnings per common share — basic
Income from continuing operations	$0.36	$0.26	$1.28	$0.84

Net income	$0.36	$0.26	$1.15	$0.84

Earnings per common share — diluted
Income from continuing operations	$0.36	$0.26	$1.25	$0.83

Net income	$0.36	$0.26	$1.12	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

			Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Common Stock
	Shares	Amount
Balance, January 1, 2004	42,253	$423	$332,823	$(5,733)	$127,667	$(24)	$455,156
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $1,976	440	4	4,610				4,614
Employee stock purchase plan	202	2	2,838				2,840
Restricted share grants, net of forfeitures	75	1	1,141	(1,142)			—

Purchase and retirement of common stock	(579)	(6)	(9,323)				(9,329)
Contingent payments to former owners of subsidiary, net of income tax benefit of $126			(182)				(182)
Amortization of unearned compensation				898			898
Other comprehensive income, net of income taxes of $17						24	24
Net income					35,261		35,261

Balance, September 30, 2004	42,391	$424	$331,907	$(5,977)	$162,928	$—	$489,282

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2003	2004
Operating activities
Net income	$46,805	$35,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	4,682	6,647
Amortization of other intangible assets	2,325	4,220
Provision for doubtful accounts	5,213	5,390
Non-cash stock-based compensation	748	898
Loss from sale of discontinued operations	6,971	—
Income tax benefit from stock option exercises and other stock-based compensation	11,173	2,102
Non-cash interest expense and other	1,323	(47)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,286	(30,590)
Prepaid expenses and other assets	(739)	(5,180)
Accounts payable, accrued expenses and other	6,404	11,694
Income taxes payable	4,492	4,841
Accrued compensation expense	(4,805)	2,560
Billings in excess of services provided	(1,383)	(7,564)

Net cash provided by operating activities	85,495	30,232

Investing activities
Purchases of property and equipment	(7,988)	(6,694)
Cash received from sale of discontinued operations	12,150	—
Payments for acquisition of businesses, including contingent payments and acquisition costs	(408)	(1,247)
Change in other assets	105	(610)

Net cash provided by (used in) investing activities	3,859	(8,551)

Financing activities
Issuance of common stock, net of offering costs	99,223	—
Issuance of common stock under equity compensation plans	12,006	2,638
Purchase and retirement of common stock	—	(9,329)
Borrowings under revolving credit facility	—	43,500
Payments of revolving credit facility	—	(43,500)
Payments of long-term debt	(76,954)	(11,250)
Payments of capital lease obligations and other	(117)	(518)

Net cash provided by (used in) financing activities	34,158	(18,459)

Net increase in cash and cash equivalents	123,512	3,222

Cash and cash equivalents, beginning of period	9,906	5,765

Cash and cash equivalents, end of period	$133,418	$8,987

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and under the rules and regulations of the Securities and Exchange Commission for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. You should not expect the results of operations for interim periods to necessarily be an indication of the results for a full year. You should read these financial statements in conjunction with the consolidated financial statements and the notes contained in our annual report on Form 10-K for the year ended December 31, 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Numerator — basic and diluted
Income from continuing operations	$15,125	$10,951	$52,127	$35,261
Income (loss) from discontinued operations	37	—	(5,322)	—

Net income	$15,162	$10,951	$46,805	$35,261

Denominator
Weighted average number of common shares outstanding — basic	41,764	42,134	40,597	42,135
Effect of dilutive restricted shares	—	2	—	3
Effect of dilutive stock options	821	343	1,209	396

Weighted average number of common shares outstanding — diluted	42,585	42,479	41,806	42,534

Earnings per common share — basic
Income from continuing operations	$0.36	$0.26	$1.28	$0.84
Loss from discontinued operations	—	—	(0.13)	—

Net income	$0.36	$0.26	$1.15	$0.84

Earnings per common share — diluted
Income from continuing operations	$0.36	$0.26	$1.25	$0.83
Loss from discontinued operations	—	—	(0.13)	—

Net income	$0.36	$0.26	$1.12	$0.83

Antidilutive stock options and restricted shares	1,793	2,999	843	3,161

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income, as reported	$15,162	$10,951	$46,805	$35,261
Add — Stock-based employee compensation cost included in reported net income, net of income taxes	631	152	748	524
Deduct — Total stock-based employee compensation expense determined under a fair value based method for all awards, net of income taxes	(3,256)	(2,085)	(8,298)	(5,624)

Net income, pro forma	$12,537	$9,018	$39,255	$30,161

Earnings per common share
Basic, as reported	$0.36	$0.26	$1.15	$0.84

Basic, pro forma	$0.30	$0.21	$0.97	$0.72

Diluted, as reported	$0.36	$0.26	$1.12	$0.83

Diluted, pro forma	$0.30	$0.21	$0.96	$0.71

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Assumptions
Risk-free interest rate — option plan grants	2.59%	2.88% — 3.91%	1.86% — 2.59%	1.90% — 3.91%
Risk-free interest rate — purchase plan grants	1.02%	1.61%	1.02% — 1.16%	0.96% — 1.61%
Dividend yield	0%	0%	0%	0%
Expected life of option grants	3 years	3 — 5 years	3 years	3 — 5 years
Expected life of stock purchase plan grants	0.5 years	0.5 years	0.5 years	0.5 years
Stock price volatility — option plan grants	55.5%	56.4% — 59.1%	55.5% — 59.4%	54.6% — 59.6%
Stock price volatility — purchase plan grants	33.8%	71.6%	33.8% — 61.0%	56.9% — 71.6%
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$8.52	$8.96	$9.08	$7.07
Grant price > fair market value	$7.87	$6.35	$10.08	$6.29
Employee stock purchase plan shares	$5.98	$5.78	$7.37	$6.54
Restricted shares	$—	$18.83	$—	$17.12

Goodwill and Other Intangible Assets

We perform impairment tests on the carrying value of our goodwill as of October 1st of each year. No impairment of goodwill was identified as a result of these tests, which we conducted as of October 1, 2003. Due to the resignation of a number of our professional staff, we performed an impairment test of our goodwill in February 2004. No impairment of goodwill was identified as a result of our test.

Other intangible assets with finite lives are amortized over their estimated useful lives. The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, are as follows:

Balance as of January 1, 2004	$514,544
Goodwill acquired during the year:
Costs related to acquisitions completed in 2003	439
Adjustments to allocation of purchase price	415

Balance as of September 30, 2004	$515,398

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below summarizes our other intangible assets subject to amortization. Intangible asset amortization is estimated to be $1.2 million for the remainder of 2004, $3.2 million in 2005 and $1.8 million in 2006. The amortizable assets acquired in 2003 are based on our estimated valuations, which we will finalize in 2004. The final valuations may be higher than our preliminary estimates or the estimated useful lives could be shorter than our preliminary estimates, both of which could increase our estimates of future amortization expense.

	Useful Life in Years	December 31, 2003		September 30, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contracts, backlog	1.5 to 3	$12,700	$4,247	$12,691	$7,708
Intellectual property	3	360	160	540	430
Non-compete agreement	3	1,790	306	1,940	795

		$14,850	$4,713	$15,171	$8,933

Income Taxes

Our income tax provision consists principally of federal and state income taxes. Our estimated combined annual federal and state income tax rate for 2004 increased from the 40.9% rate originally anticipated to 41.6% based on our estimated effective tax rate for the full year. This change is attributed to an increase to our estimated effective state income tax rate. Our estimated effective tax rate may change due to ongoing changes in the mix of earnings between higher and lower state tax jurisdictions and the impact of nondeductible expenses.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

3. Discontinued Operations

During 2003, we sold our applied sciences practice group, consisting of the LWG asset disposal group and the SEA asset disposal group. Because we eliminated the operations and cash flows of the business components comprising the applied sciences practice group from our ongoing operations as a result of the disposition transactions, and because we did not have any significant continuing involvement in the operations after the disposition transactions, we presented the results of the applied sciences practice group’s operations as a discontinued operation through 2003. Summarized operating results of the applied sciences practice group for the three- and nine-month periods ended September 30, 2003 are as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenues	$6,495	$24,011
(Loss) income before income taxes	(458)	2,805
Net (loss) income	(267)	1,649

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

4. Long-Term Debt and Capital Lease Obligations

	December 31, 2003	September 30, 2004
Bank credit facility
Term loans, interest payable monthly and quarterly (3.1% to 3.2% — 2003; 3.3% to 3.4% — 2004)	$121,250	$110,000
Revolving loan commitment of $100.0 million, interest payable monthly and quarterly	—	—

Total long-term debt	121,250	110,000
Less current portion	16,250	20,000

Long-term debt, net of current portion	$105,000	$90,000

Total capital lease obligations	$949	$448
Less current portion	583	287

Capital lease obligations, net of current portion	$366	$161

Bank credit facility. Our bank credit facility provides for up to $225.0 million of secured financing, consisting of a $100.0 million revolving credit facility and $125.0 million in term loans. Principal payments on the term loans began on December 31, 2003, and are payable quarterly thereafter through September 30, 2008. The maturity date of the $100.0 million revolving credit facility is November 28, 2008. However, we may choose to repay outstanding borrowings under the revolving credit facility at any time before maturity without penalty. Debt under the credit facility bears interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the credit facility, the lenders have a security interest in substantially all of our assets. As of September 30, 2004, substantially all of our subsidiaries are guarantors of borrowings under our bank credit facility in the amount of $110.0 million.

The bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. As of September 30, 2004, we were in compliance with all covenants as stipulated in the credit facility agreements.

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

	Long-Term Debt	Capital Lease Obligations	Total
Remainder of 2004	$5,000	$81	$5,081
2005	21,250	283	21,533
2006	26,250	89	26,339
2007	31,250	16	31,266
2008	26,250	2	26,252

	110,000	471	110,471
Less imputed interest	—	23	23

	$110,000	$448	$110,448

5. Commitments and Contingencies

Commitments. We entered into a new lease agreement for office space in New York City. The lease commenced on July 22, 2004 and expires in November 2021. In accordance with the lease terms, we received a cash inducement of $8.1 million which we have classified as deferred rent in our balance sheet. We will amortize the cash inducement over the life of the lease as a reduction to the cash rent expense. We plan on consolidating our New York City area offices and relocating our employees into the new space during the fourth quarter of 2004. As a result of this decision, we will be vacating leased office facilities prior to the lease termination dates. Although we plan on subleasing the facilities, we expect to record a loss of about $3.2 million related to the subleased facilities during the fourth quarter of 2004.

Contingencies. See note 9 and “Part II — Other Information, Item 1. Legal Proceedings.”

6. Stock Option and Employee Stock Purchase Plans

Stock Option Plans. Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997 plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of September 30, 2004, 366,113 shares of common stock are available for grant under our 1997 Stock Option Plan.

On May 19, 2004, our stockholders approved the FTI Consulting, Inc. 2004 Long-Term Incentive Plan. The 2004 plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other stock-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan. As of September 30, 2004, 2,603,145 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

Vesting provisions for individual awards under our stock option plans are at the discretion of our board of directors. Generally, outstanding options have been granted at prices equal to or exceeding the market value of the stock on the grant date, vest over three to five years, and expire ten years subsequent to award.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

During the nine months ended September 30, 2004, we granted 109,855 shares of restricted common stock to employees at a weighted-average fair value of $17.12. We did not grant any shares of common stock to employees during the nine months ended September 30, 2003.

The following table summarizes the option activity under the plans for the nine-month periods ended September 30, 2003 and 2004.

	2003	Weighted Average Exercise Price	2004	Weighted Average Exercise Price
Option outstanding, January 1	5,807	$14.72	4,330	$18.54
Options granted during the period:
Options granted = fair market value	282	$22.72	765	$16.88
Options granted > fair market value	68	$28.85	68	$18.04
Options exercised	(1,715)	$7.00	(440)	$6.00
Options forfeited	(61)	$17.60	(484)	$22.05

Options outstanding, September 30	4,381	$18.42	4,239	$19.14

Options exercisable, September 30	1,413	$16.32	2,171	$18.24

Following is a summary of the status of stock options outstanding and exercisable at September 30, 2004.

Exercise Price Range	Shares	Options Outstanding		Options Exercisable
		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$ 1.90 — $12.36	938	$9.24	6.2 years	717	$8.28
$14.14 — $18.60	912	$16.72	9.1 years	162	$17.36
$19.24 — $21.65	820	$21.23	8.1 years	452	$21.28
$21.97 — $24.28	976	$23.92	8.1 years	543	$24.17
$25.67 — $33.25	593	$27.73	8.1 years	297	$27.30

	4,239	$19.14		2,171	$18.24

Employee Stock Purchase Plan

The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% or the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. A total of 2,050,000 shares are authorized for purchase under the plan. As of September 30, 2004, 580,126 shares of common stock are available for sale to plan participants. Employees purchased shares under this plan during the following periods at the weighted average prices per share as indicated: nine months ended September 30, 2003 — 113,297 at $21.23; and nine months ended September 30, 2004 — 202,396 at $14.03.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

7. Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income	$15,162	$10,951	$46,805	$35,261
Other comprehensive income — change in fair value of interest rate swaps	174	—	511	24

Total comprehensive income, net of income taxes	$15,336	$10,951	$47,316	$35,285

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

In 2003, we did not operate our business practices as segments. Accordingly, we did not report results of operations by segment. The table below presents revenues, gross margin and segment profits for the three- and nine-month periods ended September 30, 2004. For the three- and nine-month periods ended September 30, 2003, the table presents segment revenues and gross margin that are estimates derived from classifying client engagements by the principal nature of the service.

	Forensic and Litigation Consulting	Corporate Finance/ Restructuring	Economic Consulting	Total
Three months ended September 30, 2003
Revenues	$22,545	$58,484	$2,564	$83,593
Gross margin	10,499	34,730	976	46,205
Segment profit	N/A	N/A	N/A	33,245

Three months ended September 30, 2004
Revenues	$44,035	$40,409	$19,989	$104,433
Gross margin	20,733	20,552	6,471	47,756
Segment profit	11,708	13,557	3,354	28,619

Nine months ended September 30, 2003
Revenues	$73,862	$196,743	$8,865	$279,470
Gross margin	35,014	113,806	3,652	152,472
Segment profit	N/A	N/A	N/A	112,018

Nine months ended September 30, 2004
Revenues	$133,890	$123,272	$64,956	$322,118
Gross margin	63,129	59,175	22,962	145,266
Segment profit	38,737	38,816	14,112	91,665

N/A	– Not available

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The following table presents a reconciliation of segment profit to income from continuing operations before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Operating profit
Total segment profit	$33,245	$28,619	$112,018	$91,665
Corporate general and administrative expenses	4,774	4,459	14,378	16,242
Depreciation and amortization	1,431	2,296	4,287	6,647
Amortization of other intangible assets	775	1,244	2,325	4,220
Interest expense, net	845	1,375	3,416	4,178

Income from continuing operations before income tax provision	$25,420	$19,245	$87,612	$60,378

9. Subsequent Event

In December 2003, we filed an action in the Supreme Court of the State of New York against PricewaterhouseCoopers LLP seeking damages, and injunctive and other equitable relief, and the enforcement of the non-competition covenants contained in our asset purchase agreement with PricewaterhouseCoopers relating to the acquisition of its domestic Business Recovery Services division. On November 3, 2004, the parties executed a settlement and release in the case. As a result, we expect to record a pre-tax gain of about $1.0 million in the fourth quarter of 2004. See “Part II — Other Information, Item 1. Legal Proceedings.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview.

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2004 and 2003, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2003 and our quarterly reports on Form 10-Q for the three months ended March 31, 2004 and June 30, 2004. Historical results and any discussion of prospective results may not indicate our future performance. See “— Forward Looking Statements.”

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

Within our economic consulting practice, we provide our clients with analyses of complex economic issues for use in legal and regulatory proceedings, strategic decision-making and public policy debates. Our services include providing advice and testimony related to:

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

Recent Events Affecting Our Operations. We entered into a new lease agreement for office space in New York City. The lease commenced on July 22, 2004 and expires in November 2021. In accordance with the lease terms, we received a cash inducement of $8.1 million which we have classified as deferred rent in our balance sheet. We will amortize the cash inducement over the life of the lease as a reduction to the cash rent expense. We plan on consolidating our New York City area offices and relocating our employees into the new space during the fourth quarter of 2004. As a result of this decision, we will be vacating leased office facilities prior to the lease termination dates. Although we plan on subleasing the facilities, we expect to record a loss of about $3.2 million related to the subleased facilities during the fourth quarter of 2004.

During the first quarter of 2004, we announced the unanticipated departure of a number of senior professionals in our corporate finance/restructuring practice. Some or all of those professionals have formed a company to compete with us. In addition, some of our clients have transferred their engagements to those former employees and their company. See “Part II — Other Information, Item 1. Legal Proceedings.” These clients requested refunds of their retainer balances, which negatively impacted our cash flows during the early part of 2004.

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

Selected Financial and Operating Data. Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and also from our ability to attract new and recurring engagements. During the third quarter of 2004, our revenues increased $20.8 million, or 24.9%, as compared to the third quarter of 2003. During the nine months ended September 30, 2004, our revenues increased $42.6 million, or 15.3%, as compared to the nine months ended September 30, 2003. Revenues increased by 95.3% in our forensic and litigation practice and by 679.6% n our economic consulting practice. This growth was primarily due to the acquisitions we completed during the fourth quarter of 2003. Although total revenues increased, the reduced volume of new business in the restructuring market and the unanticipated departure of a number of billable professional staff in our corporate finance/restructuring practice resulted in a 30.9% decrease in revenues from those services during 2004 as compared to 2003.

Our financial results are primarily driven by:

•	the utilization rates of the billable professionals we employ;

•	the number of billable professionals we employ;

•	the rates per hour we charge our clients for service; and

•	the number and size of engagements we secure.

Utilization Rates of Billable Professionals

	2003	2004	Percent Change
Three Months Ended September 30,
Forensic and Litigation Consulting	72%	71%	(1.4)%
Corporate Finance/Restructuring	82%	84%	2.4%
Economic Consulting	83%	70%	(15.7)%
Total	78%	75%	(3.9)%

Nine Months Ended September 30,
Forensic and Litigation Consulting	79%	74%	(6.3)%
Corporate Finance/Restructuring	89%	84%	(5.6)%
Economic Consulting	92%	79%	(14.1)%
Total	85%	78%	(8.2)%

We calculate the utilization rate for our professional staff by dividing the number of hours that all of our professionals charged our clients during a period by the total available working hours for all of our professionals assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays. Utilization of our professionals is affected by a number of factors, including:

•	the number, size and timing of client engagements;

•	the hiring of new professionals, which generally results in a temporary drop in our utilization rate during the transition period for new hires;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of professionals; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

During the first nine months of 2004, we experienced a decrease in utilization rates across all practice areas as compared to the same period of 2003. During the first half of 2003, utilization rates were high and our financial performance was strong across all practice areas. However, during the third quarter of 2003, demand for our corporate finance/restructuring services began to decline, primarily resulting from a strengthening economy coupled with a decline in the volume of new business in the restructuring market. As a result of economic conditions, utilization rates decreased in our corporate finance/restructuring practice during 2003. The unanticipated departures of professionals from this practice area during the first quarter of 2004 resulted in a further reduction to utilization rates beginning in 2004, since these professionals were highly utilized. Beginning in late 2003, we began to mitigate the impact of declining utilization rates by reassigning our corporate finance/restructuring professionals to other practice areas where demand was higher. We also began to more closely manage our professional staffing levels to optimize our utilization rates. We believe we have successfully implemented our business strategy. For the nine- and three-month periods ended September 30, 2004, the utilization rate in our corporate finance/restructuring practice has remained stable at 84%.

For the nine- and three-month periods ended September 30, 2004, the utilization rate in our forensic and litigation consulting practice was lower than for the same periods of 2003. This is primarily attributable to the dispute advisory services business of KPMG that we acquired in the fourth quarter of 2003. The overall utilization rate of these professionals is lower than our historical experience in this practice. The utilization of professionals in this practice is highly impacted by seasonal factors such as the vacation of our staff as well as client personnel. This typically results in lower utilization rates during the summer months of the third quarter as compared to the remainder of the year.

The economic consulting practice predominately reflects the results of the Lexecon business we acquired in the fourth quarter of 2003. Prior to the Lexecon acquisition, our economic consulting practice was relatively small and the utilization rates in 2003 primarily reflect the impact of several large engagements that were ongoing at that time. The utilization rate declined by 13.6%; from 81% during the second quarter of 2004 to 70% during the third quarter of 2004. This is primarily due to seasonal factors such as the vacation of our staff as well as client personnel. During the fourth quarter of 2004, we expect the utilization rate in this practice area to improve as compared to third quarter of 2004.

Number of Billable Professionals

	September 30, 2003		September 30, 2004		Percent Change
	Headcount	% of Total	Headcount	% of Total
Forensic and Litigation Consulting	221	38.9%	348	47.9%	57.5%
Corporate Finance/Restructuring	322	56.7%	230	31.7%	(28.6)%
Economic Consulting	25	4.4%	148	20.4%	492.0%

Total	568	100.0%	726	100.0%	27.8%

*	The headcount information for 2003 excludes employees associated with our discontinued operations.

The number of billable employees increased from September 30, 2003 to September 30, 2004 largely due to the integration of Ten Eyck and KPMG’s dispute advisory services business into our forensic and litigation consulting practice and Lexecon into our economic consulting practice. We acquired about 290 billable employees as a result of these transactions in the fourth quarter of 2003. During the latter part of 2003 and the first quarter of 2004, our corporate finance/restructuring practice experienced a decrease in billable employees related to the decreased demand for these services. In addition, during the first quarter of 2004, about 60 of our professionals departed from our former FTI/Policano & Manzo restructuring practice.

Average Billable Rate per Hour

	2003	2004	Percent Change
Three Months Ended September 30,
Forensic and Litigation Consulting	$288	$285	(1.0)%
Corporate Finance/Restructuring	420	458	9.0%
Economic Consulting	300	374	24.7%
Total	362	361	(0.3)%

Nine Months Ended September 30,
Forensic and Litigation Consulting	$277	$285	2.9%
Corporate Finance/Restructuring	414	434	4.8%
Economic Consulting	266	375	41.0%
Total	351	353	0.6%

We calculate average billable rate per hour by dividing employee revenues for the period, excluding outside consultant and reimbursable revenues, by the number of hours worked on client assignments during the same period. Average hourly billable rates are affected by a number of factors, including:

•	our clients’ perception of our ability to add value through the services we provide;

•	the market demand for our services;

•	introduction of new services by our competitors;

•	the pricing policies of our competitors; and

•	general economic conditions.

Our average billable rate per hour for the nine-month period ended September 30, 2004 was $352, an increase from an average of $351 for the same period of 2003. The improvement in our billable rates is the result of several factors, including:

•	planned bill rate increases implemented during the second half of 2003;

•	planned bill rate increases implemented throughout our corporate finance/restructuring practice during the second quarter of 2004, and as a result of employee promotions during the third quarter of 2004;

•	a decrease in billable professionals in our corporate finance/restructuring practice primarily at the lower levels, which resulted in an increasing percentage of our professional employees being billable at higher rates;

•	an increase in the billable rates in our economic practice attributable to the Lexecon acquisition; and

•	offset by a larger percentage of our revenues being generated by the forensic and litigation consulting practice which has the lowest average billable rate per hour of all our practice areas.

For the third quarter of 2004, the average billable rate per hour decreased in our forensic and litigation consulting practice as compared to the third quarter of 2003. This practice now has a larger proportion of professionals at the lower levels resulting in a lower average billable rate per hour than we experienced prior to the acquisition of the dispute advisory services business of KPMG.

Although billable rates increased across most of our practice areas during the third quarter of 2004 as compared to the third quarter of 2003, the total company billable rate decreased. This decrease is primarily due to a larger percentage of our business being generated in 2004 by the forensic and litigation consulting practice which has lower billable rates than our corporate finance/restructuring practice.

Segment Profits.

	2003		2004		Percent Change
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues
	(dollars in thousands)
Three Months Ended September 30,
Forensic and Litigation Consulting	N/A	N/A	$11,708	26.6%	N/A
Corporate Finance/Restructuring	N/A	N/A	13,557	33.6%	N/A
Economic Consulting	N/A	N/A	3,354	16.8%	N/A
Corporate	$(4,774)	N/A	(4,459)	N/A	(6.6)%

Total	$28,471	34.1%	$24,160	23.1%	(15.1)%

Nine Months Ended September 30,
Forensic and Litigation Consulting	N/A	N/A	$38,737	28.9%	N/A
Corporate Finance/Restructuring	N/A	N/A	38,816	31.5%	N/A
Economic Consulting	N/A	N/A	14,112	21.7%	N/A
Corporate	$(14,378)	N/A	(16,242)	N/A	13.0%

Total	$97,640	34.9%	$75,423	23.4%	(22.8)%

N/A	– Not available

In 2003, we did not operate our business practices as segments. Accordingly, we did not report results of operations by segment. The table above presents segment profits for the three- and nine-month periods ended September 30, 2004. We evaluate the performance of these segments based on operating income before depreciation, amortization and corporate general and administrative expenses.

Total segment profits decreased during the three- and nine-month periods ended September 30, 2004 as compared to the comparable periods of 2003. This decrease was driven by several factors, including the following:

•	the decrease in demand for our corporate finance/restructuring related services, which began late in the third quarter of 2003;

•	the unanticipated departure during the first quarter of 2004 of a number of billable professional staff in our corporate finance/restructuring practice that operated at high utilization rates;

•	lower utilization rates generated by our recently acquired businesses relative to our historical experience;

•	lower gross profit margins generated by our recently acquired businesses, particularly Lexecon, an economic consulting business that operates in a competitive environment that typically generates lower gross margins than those experienced by our financial and litigation consulting and our corporate finance/restructuring practices;

•	the increased investment in practice-area expansion, including sign-on and direct compensation for several senior-level professionals; and

•	an increase in corporate overhead expenses driven largely by increased staffing and consulting costs to support our growing organization, to address the requirements of the Sarbanes-Oxley Act and to further strengthen our corporate governance activities.

We have addressed the decrease in demand for our services through the voluntary and involuntary turnover of our professionals as well as through reassignments of professionals to other practice areas. Any decrease in revenues without a corresponding reduction in our costs will likely harm our profitability. In the second quarter of 2004, our efforts were successful and segment margins as a percentage of segment revenues have increased across all three operating segments as compared to the first quarter of 2004. During the third quarter of 2004, customary seasonal factors resulted in lower utilization rates and lower revenues than we generally experience during the first half of the year.

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

Goodwill. As of September 30, 2004, we have goodwill of $515.4 million that we recorded for business combinations completed principally in the last five years. The majority of this goodwill was generated from our acquisitions completed during 2002 and the fourth quarter of 2003. Goodwill represented 74.5% of our total assets at September 30, 2004. We make at least annual assessments of impairment of our goodwill in accordance with our stated accounting policy. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with this goodwill. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill to its estimated implied fair value. Due to the departures of former members of our professional staff, we performed an impairment test of our goodwill in February 2004. No impairment of goodwill was identified as a result of our test.

Results of Continuing Operations

Revenues.

	2003		2004		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Three Months Ended September 30,
Forensic and Litigation Consulting	$22,545	27.0%	$44,035	42.2%	95.3%
Corporate Finance/Restructuring	58,484	69.9%	40,409	38.7%	(30.9)%
Economic Consulting	2,564	3.1%	19,989	19.1%	679.6%

Total	$83,593	100.0%	$104,433	100.0%	24.9%

Nine Months Ended September 30,
Forensic and Litigation Consulting	$73,862	26.4%	$133,890	41.6%	81.3%
Corporate Finance/Restructuring	196,743	70.4%	123,272	38.3%	(37.3)%
Economic Consulting	8,865	3.2%	64,956	20.1%	632.7%

Total	$279,470	100.0%	$322,118	100.0%	15.3%

Revenues from continuing operations increased for the three- and nine-month periods ended September 30, 2004 as compared to the comparable periods of 2003. This increase is primarily attributable to the acquisitions we completed during the fourth quarter of 2003 offset by the decrease in demand for our corporate finance/restructuring services, which began during the third quarter of 2003. The growth in our forensic and litigation consulting practice is primarily due to the acquisitions of Ten Eyck and the dispute advisory services business from KPMG. The increase in revenues related to our economic consulting practice is attributable to the acquisition of Lexecon.

Our corporate finance/restructuring practice accounted for about 70% of our revenues during the three- and nine-month periods ended September 30, 2003 as compared to about 38% during the three- and nine-month periods ended September 30, 2004. Late in the third quarter of 2003, we began to experience a decrease in demand for our corporate finance/restructuring related services, which has negatively impacted our revenues from that segment. The departure of a number of our billable professionals in the corporate finance/restructuring practice during the first quarter of 2004 also contributed to the decrease in revenues from that segment. Because this practice generates the highest billable rate per hour, the decrease in revenues attributable to this segment has largely impacted our overall revenue growth.

We believe total revenues will be higher in 2004 than 2003. We attribute this expected growth primarily to the businesses we acquired in 2003 and their expected growth during 2004, as well as the stabilization of our corporate finance/restructuring practice.

Direct Cost of Revenues.

	2003		2004		Percent Change
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues
	(dollars in thousands)
Three Months Ended September 30,
Forensic and Litigation Consulting	$12,046	53.4%	$23,302	52.9%	93.4%
Corporate Finance/Restructuring	23,754	40.6%	19,857	49.1%	(16.4)%
Economic Consulting	1,588	61.9%	13,518	67.6%	751.3%

Total	$37,388	44.7%	$56,677	54.3%	51.6%

Nine Months Ended September 30,
Forensic and Litigation Consulting	$38,848	52.6%	$70,761	52.9%	82.1%
Corporate Finance/Restructuring	82,937	42.2%	64,097	52.0%	(22.7)%
Economic Consulting	5,213	58.8%	41,994	64.7%	705.6%

Total	$126,998	45.4%	$176,852	54.9%	39.3%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues increased as a percentage of revenues across all of our operating segments primarily due to lower utilization rates experienced across all practices during the nine-month period ended September 30, 2004 as compared to the same period in 2003. This resulted in revenues growing at a slower pace than direct costs. In addition:

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

Direct cost of revenues as a percentage of revenues for the forensic and litigation consulting practice has remained stable for all periods presented at about 53%.

Selling, General and Administrative Expense.

	2003		2004		Percent Change
	SG & A	% of Segment Revenues	SG & A	% of Segment Revenues
	(dollars in thousands)
Three Months Ended September 30,
Forensic and Litigation Consulting	N/A	N/A	$9,937	22.6%	N/A
Corporate Finance/Restructuring	N/A	N/A	7,374	18.3%	N/A
Economic Consulting	N/A	N/A	3,355	16.8%	N/A
Corporate	$5,262	N/A	5,226	N/A	(0.7)%

Total	$19,165	22.9%	$25,892	24.8%	35.1%

Nine Months Ended September 30,
Forensic and Litigation Consulting	N/A	N/A	$26,929	20.1%	N/A
Corporate Finance/Restructuring	N/A	N/A	21,570	17.5%	N/A
Economic Consulting	N/A	N/A	9,532	14.7%	N/A
Corporate	$15,655	N/A	18,459	N/A	17.9%

Total	$59,119	21.2%	$76,490	23.8%	29.4%

N/A	– Not available

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and corporate staff, rent, marketing, corporate overhead expenses and depreciation and amortization of property and equipment. Selling, general and administrative expense increased as a percentage of our total revenues for the three- and nine- month periods ended September 30, 2004 as compared to the same periods in 2003. This increase is largely attributable to increased personnel, facilities and general corporate expenses, including advertising and legal costs, associated with the acquisitions completed in 2003 and other business activities.

The increase in corporate overhead expenses is primarily related to increased back-office staffing and related costs to support our growing organization. In addition, corporate staffing and consulting costs have increased to address the requirements of the Sarbanes-Oxley Act and to further strengthen our corporate governance activities. In particular, during the latter part of 2003 we expanded our internal legal and audit departments and enhanced our regulatory reporting functions.

Depreciation and amortization of property and equipment classified within selling, general and administrative expense increased by $638,000 or 44.6% from the three-months ended September 30, 2003 as compared to the same period in 2004. Depreciation and amortization of property and equipment increased by $1.7 million or 39.0% from the nine-months ended September 30, 2003 as compared to the same period in 2004. These increases are a result of the increase in the furniture and equipment and office build-out necessary to support a larger organization.

Amortization of Other Intangible Assets. The amortization expense related to other intangible assets increased by $469,000, or 60.5%, for the three months ended September 30, 2004 as compared to the same period in 2003. Amortization expense increased by $1.9 million, or 81.5%, for the nine months ended September 30, 2004 as compared to the same period in 2003. This increase is related to the identifiable intangible assets recorded in connection with the acquisitions we completed during the fourth quarter of 2003. Amortization expense increased at a lesser rate during the three-month period as compared to the nine-month period as a result of some intangible assets becoming fully amortized during the first quarter of 2004.

We amortize other intangible assets over their useful lives ranging from 18 to 36 months. We are in the process of completing valuations of the intangible assets that we acquired during 2003. At September 30, 2004, the estimated valuation of these intangible assets, totaling $10.1 million, is based on data that we have developed to date. We will finalize our valuations in 2004. The final valuations may be higher than our preliminary estimates or the estimated useful lives could be shorter than our preliminary estimates, both of which could increase our future amortization expense.

Interest Expense. Interest expense consists primarily of interest on debt we incurred to purchase businesses over the past several years, including the amortization of deferred bank financing fees. Interest expense increased by $315,000, or 25.2% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest expense increased by $570,000, or 13.6%, as compared to the nine months ended September 30, 2003. This increase is primarily attributable to higher average borrowings outstanding during 2004 as compared to 2003. During the nine months ended September 30, 2003, we wrote-off about $768,000 of deferred bank financing fees as a result of the early extinguishment of long-term debt. This resulted in interest expense increasing by a lesser percentage for the nine-month periods as compared to the three-month periods.

Income Taxes. Our effective tax rate was approximately 40.5% from continuing operations during the three- and nine-month periods ended September 30, 2003 and 41.6% during the nine-month period ended September 30, 2004. The effective tax rate for the three months ended September 30, 2004 was 43.1% in order to achieve the year to date estimated rate of 41.6%. Our estimated combined federal and state income tax rate for 2004 increased from the 40.9% rate originally anticipated based on our estimated effective tax rate for the full year. This change is attributed to our estimated effective state income tax rate. Our estimated effective tax rate may change due to ongoing changes in the mix of earnings between higher and lower state tax jurisdictions and the impact of nondeductible expenses.

Liquidity and Capital Resources

Cash Flows.

	Nine Months Ended September 30,		Percent Change
	2003	2004
Cash provided by operating activities	$85,495	$30,232	(64.6)%
Cash provided by (used in) investing activities	3,859	(8,551)	(321.6)%
Cash provided by (used in) financing activities	34,158	(18,459)	(154.0)%

We have historically financed our operations and capital expenditures solely through cash flows from operations. However, during the nine months ended September 30, 2004, our operating income has declined as compared to the same period of 2003. As a result we have used borrowings under our revolving credit facility to finance some of our cash needs during the nine-months ended 2004. We have fully repaid these borrowings during the third quarter of 2004. Specifically, we have used borrowings to finance our share repurchase program, discussed in more detail below. During 2004, our working capital requirements were higher than we have historically experienced primarily due to:

•	increased working capital requirements during the first quarter of 2004 to fund the dispute advisory services business of KPMG that we acquired as of October 31, 2004;

•	increased quarterly incentive compensation payments attributable to the Lexecon business that we acquired as of November 28, 2003;

•	increased sign-on and retention compensation paid during 2004 to attract senior-level professionals and retain our strongest performers; and

•	refunds of retainer balances associated with the loss of client engagements resulting from the departure of corporate finance/restructuring professionals.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. Our billed and unbilled accounts receivable, net of billings in excess of services provided have increased primarily due to the following:

•	A decrease in retainers we collect from our clients prior to the performance of our service. Historically, our corporate finance/restructuring practice has generated the largest amount of retainers from our clients prior to beginning any billable work. This practice area also generated the lowest days sales outstanding rate in our company. The professionals that left us during the first quarter of 2004 transferred some of our clients and engagements to their new company. As a result, we were required to refund a large amount of retainer balances. Accordingly, the average days sales outstanding in this practice area more than doubled. The corporate finance/restructuring practice continues to have the shortest collection period in our company.

•	The acquisition of the dispute advisory services business of KPMG. We did not acquire any accounts receivable when we acquired the dispute advisory services business of KPMG during the fourth quarter of 2004. This business also did not begin to generate a substantial amount of revenues until late in the first quarter of 2004. Accordingly, the net accounts receivable attributable to the forensic and litigation consulting practice has increased substantially more than our other practice areas during 2004 as compared to December 31, 2003.

•	The acquisition of Lexecon. The average days sales outstanding for our economic practice area is the highest in our company and is attributable to the acquisition of Lexecon which occurred late in the fourth quarter of 2003.

Net cash used in investing activities during the nine months ended September 30, 2004 increased $12.4 million as compared to the same period in 2003, primarily due to $12.2 million received from the sale of our applied sciences practice during 2003. We had no material outstanding purchase commitments as of September 30, 2004.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions. During the first quarter of 2003, we completed the public offering of 4.0 million shares of our common stock, generating net cash proceeds of $99.2 million. We used about half of the net proceeds from the stock offering to repay our long-term debt. We also used all of the net cash proceeds from the sale of our applied sciences practice to repay debt. During the nine months ended September 30, 2004, our financing activities consisted principally of $11.3 million of principal payments on our term loans and $43.5 million of borrowings under our revolving credit facility that have been repaid in full.

In October 2003, our board of directors approved a share repurchase program under which we may purchase, from time to time, up to $50.0 million of our common stock over the next twelve months. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the nine months ended September 30, 2004, we purchased and retired 578,900 shares of our common stock at a total cost of about $9.3 million. From October 2003 through September 30, 2004, we purchased and retired a total of 773,100 shares of our common stock for a total of about $13.4 million. In October 2004, our board of directors extended the share repurchase program through October 31, 2005. We are authorized to purchase shares of our common stock up to the remaining balance of $36.6 million. These purchases may be made through open market or privately negotiated transactions. The program will continue to be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities.

Future Capital Needs and Resources. Effective as of November 28, 2003, our bank credit agreements were amended and restated. The amended bank credit facility provides for up to $225.0 million of secured financing, consisting of a $100.0 million revolving loan and $125.0 million in term loans. The maturity date of the $100.0 million revolving credit facility is November 28, 2008. However, we may choose to repay outstanding borrowings under the revolving credit facility at any time before maturity without penalty. Principal payments on the term loans began on December 31, 2003, and are payable quarterly thereafter through September 30, 2008. Debt under the credit facility bears interest at an annual rate equal to LIBOR plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the credit facility, the lenders have a security interest in substantially all of our assets. As of September 30, 2004, we had outstanding aggregate debt under the credit facility of $110.0 million, bearing interest at rates ranging from 3.3% to 3.4%. We are not subject to any penalties for early payment of debt under the credit facility.

Our amended and restated bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. At September 30, 2004, we were in compliance with all covenants as stipulated in the credit facility agreements.

As of September 30, 2004, our capital resources included $9.0 million of cash and cash equivalents and a $100.0 million revolving loan commitment under our amended and restated bank credit facility. The availability of borrowings under our revolving credit facility is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving credit facility. As of September 30, 2004, we have $10.0 million of outstanding letters of credit, including an $8.0 million letter of credit used in place of a security deposit for the New York City lease we entered into in July 2004. As of September 30, 2004, we have $90.0 million of available borrowings under our revolving credit facility.

We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses, general corporate and capital expenditures relating to the operation of our business, including costs related to our new office lease in New York City;

•	debt service requirements; and

•	up to $36.6 million of discretionary funding for our share repurchase program that has been extended through October 31, 2005.

We believe that our anticipated operating cash flow and our $99.0 million in total liquidity, consisting of our cash on hand and the total borrowings available under our bank credit facility are sufficient to fund our capital and liquidity needs for at least the next 12 months. In making this assessment, we have considered:

•	funds required for debt service payments;

•	funds required for capital expenditures;

•	funds required to support our ongoing operations; and

•	the discretionary funding of our share repurchase program.

Our conclusion that we will be able to fund our capital requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account the impact of any acquisition transactions or any unexpected changes in significant numbers of billable professionals. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any acquisition or new business opportunity could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Any new debt funding, if available, may be on terms less favorable to us than our current credit facility.

Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of September 30, 2004. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements and appropriate classification of items under generally accepted accounting principles currently in effect. Future events could cause actual payments to differ from these amounts. The amounts shown under long-term debt are based solely on the current payment schedule and exclude interest payments and any additional borrowings under the revolving loan commitment.

Contractual Obligations	Total	2004	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Long-term debt	$110,000	$5,000	$21,250	$26,250	$31,250	$26,250	$—	$—
Operating leases	157,586	3,260	13,011	13,882	12,967	11,858	11,939	90,669
Capital lease obligations	471	81	283	89	16	2	—	—

Total obligations	$268,057	$8,341	$34,544	$40,221	$44,233	$38,110	$11,939	$90,669

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates on our variable rate debt. In the past, we managed this risk by entering into interest rate swaps. These hedges reduced our exposure to rising interest rates, but also reduced the benefits from lower interest rates.

Prior to 2004, we had entered into interest rate swap transactions on a portion of our outstanding term loans. Our interest rate swap agreement in effect at December 31, 2003 expired in January 2004. This interest rate swap was designated as a hedge against a portion of our outstanding debt and was used to convert the interest rate on a portion of our variable rate debt to fixed rates for the life of the swap. Because of the effectiveness of our hedge of variable interest rates associated with our debt, the change in fair value of our interest rate swaps resulting from changes in market interest rates is reported as a component of other comprehensive income.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to FTI Consulting, Inc., including its consolidated subsidiaries, required to be included in our periodic Securities and Exchange Commission filings. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the deterioration of the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On February 18, 2004, we filed suit in Superior Court of New Jersey, Bergen County, against a number of former employees and the new corporation they formed. In our complaint, we asserted that these former employees breached their duties of loyalty by wrongfully soliciting numerous employees of ours to leave us and to join them in a competitive venture, wrongly soliciting our clients, and unlawfully using and disclosing our confidential and proprietary information in the new business venture. The parties have now agreed to resolve the matter through arbitration and to protect the confidentiality of all records and proceedings. An arbitrator has been selected and limited discovery is expected to begin in November 2004. The arbitration is expected to proceed in the first quarter of 2005. We are unable to predict the outcome of this arbitration.

On December 23, 2003, we filed an action in the Supreme Court of the State of New York against PricewaterhouseCoopers LLP seeking damages, and injunctive and other equitable relief, and the enforcement of the non-competition covenants contained in our asset purchase agreement with PricewaterhouseCoopers relating to the acquisition of its domestic Business Recovery Services division. On February 10, 2004, the court granted in part and denied in part our motion for preliminary injunction. PricewaterhouseCoopers appealed the ruling and in June 2004, the Supreme Court of the State of New York upheld the preliminary injunction and affirmed our interpretation of the non-competition sections of the Asset Purchase Agreement. On November 3, 2004, the parties executed a settlement and release in the case as follows:

•	PricewaterhouseCoopers will pay us an agreed upon amount within 30 days of signing the settlement agreement which is expected to result in a pre-tax gain of about $1.0 million;

•	the current injunction will remain in place until August 31, 2005; and

•	the case will be dismissed with leave to refile if there is a violation of the injunction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the third quarter of 2004.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (b)
July 1 through July 30, 2004	—	$—	—	$41,616,011
August 1 through August 31, 2004	300,000	$16.58	300,000	$36,641,237
September 1 through September 30, 2004	—	$—	—	$36,641,237

Total	300,000	$16.58	300,000	$36,641,237

(a)	We purchased all of these shares of our common stock through our publicly announced stock repurchase program.
(b)	In October 2003, we announced that our board of directors approved a $50.0 million stock repurchase program. This program expires in October 2004. These amounts represent gross purchase prices and include the transaction costs we may incur, such as commissions, on the related purchases. In October 2004, our board of directors extended the share repurchase program through October 31, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.2		By-Laws of FTI Consulting, Inc., as amended and restated effective September 17, 2004.

4.1	*	Form of Incentive Stock Option Agreement used with 2004 Long-Term Incentive Plan.

4.2	*	Form of Restricted Stock Agreement used with 2004 Long-Term Incentive Plan.

10.1	*	Employment Agreement dated September 20, 2004 between FTI Consulting, Inc. and Dennis J. Shaughnessy.

10.2	*	Restricted Stock Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy, dated October 18, 2004.

10.3	*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy, dated October 18, 2004.

10.4	*	Amendment dated September 23, 2004 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV.

10.5	*	Restricted Stock Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated September 23, 2004.

14.1		Policy on Ethics and Business Conduct, as amended and restated effective September 17, 2004 (filed September 23, 2004 as an exhibit to FTI Consulting’s Current Report on Form 8-K dated September 17, 2004 and incorporated herein by reference).

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: November 9, 2004	By	/s/ THEODORE I. PINCUS
THEODORE I. PINCUS Executive Vice President and Chief Financial Officer (principal financial officer)