Form 10-K
period 2004-12-31
FTI CONSULTING INC
filed 2005-03-15
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant was $696,989,000, based on the closing sales price of the registrant’s common stock on June 30, 2004.

The number of shares of registrant’s common stock outstanding on February 28, 2005 was 43,521,219.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2004

FTI CONSULTING, INC.

PART I

ITEM 1. BUSINESS

The following discussion of our business contains forward-looking statements relating to future events or our future financial performance within the meaning of Section 21E of the Securities Exchange Act of 1934, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. Our forward-looking statements include those discussed under “—Business Risks” in this Item 1, “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other documents we file with the Securities and Exchange Commission, or SEC, including, among others, our quarterly reports on Form 10-Q and amendments thereto. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or events and do not intend to do so.

When we use the terms “FTI,” “we,” “us” and “our” we mean FTI Consulting, Inc., a Maryland corporation, and its consolidated subsidiaries.

Company Overview and Recent Developments

We began operations in 1982 as a consulting firm focused on providing forensic investigation, scientific and trial support services. We have evolved through internal growth and periodic strategic acquisitions. During 2004, we began operating our business in three practice segments:

•	Forensic and Litigation Consulting and Technology Practice. Within our forensic and litigation consulting and technology practice, we help clients assess complex financial transactions and reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of economic recoveries. We also provide asset tracing investigative services and expert witness services. We provide litigation related services to clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. We assist with refining issues in litigation and venue selection, and provide fraud investigation and securities litigation assistance. Our trial graphics and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court. Our repository services include secure extranet and web-hosting services for clients that are parties to multi-district litigation.

As of February 28, 2005, we acquired substantially all of the assets and certain of the liabilities of the Ringtail group. Established in 1997, Ringtail is a leading global developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. Specifically, Ringtail’s technologies are designed to ensure quality, reduce risk, increase productivity and improve cost effectiveness in the review, preparation and production of litigation data. In addition, Ringtail’s software has also been used in a transactional capacity to support “deal rooms” and merger and acquisition activity. We employ Ringtail’s products in the repository services, electronic evidence and document management services we perform for clients, and we accounted for approximately 30% of Ringtail’s prior year’s business.

In the fourth quarter of 2003, we completed two strategic acquisitions that fit within our forensic and litigation consulting and technology practice. We acquired specified assets and liabilities of the dispute advisory services, or DAS business, of KPMG LLP as of October 31, 2003, which assists clients in the analysis and resolution of all phases of complex claims and disputes. As of October 15, 2003, we acquired substantially all of the assets and certain liabilities of Ten Eyck Associates, P.C., which expanded our consulting services relating to investigations by the Securities and Exchange Commission, or SEC, and other regulatory authorities, securities law litigation, SEC accounting and enforcement, fraud investigations and The Sarbanes-Oxley Act of 2002.

•	Corporate Finance/Restructuring Practice. Our corporate finance/restructuring practice provides turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions, transaction advisory and interim management services. We assist under performing companies in making decisions to improve their financial and operational position given their current situation. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, such as rightsizing infrastructure, improving working capital management, selling non-core assets or business units, restructuring capital and borrowings, and assessing long-term viability and business strategy. We also lead and manage the financial aspects of the in-court restructuring process, such as assessing the impact of a bankruptcy filing on the client’s financial and operational situation, planning for the smooth transition in and out of bankruptcy, facilitating the sale of assets and assisting to arrange debtor-in-possession financing. Through our corporate finance services, we can help financially distressed companies implement their plans by providing interim management teams. In January 2004, we experienced the unanticipated departure of approximately 60 professionals from our corporate finance/restructuring practice.

•	Economic Consulting Practice. Within our economic consulting practice, we provide our clients with analyses of complex economic issues for use in legal and regulatory proceedings, strategic decision-making and public policy debates. In the fourth quarter of 2003, we diversified our service offerings by acquiring specified assets and certain liabilities of Lexecon, Inc, from Nextera Enterprises, Inc., to provide economic consulting services by the Lexecon professionals, who are among the leading providers of these services in the United States. Our services now include providing advice and testimony related to:

o   antitrust and competition issues that arise in the context of potential mergers and acquisitions;

o   other antitrust issues, including alleged price fixing, cartels and other forms of exclusionary behavior;

o   the application of modern finance theory to issues arising in securities litigation; and

o   public policy studies on behalf of companies, trade associations and governmental agencies.

All of our practices have experience providing testimony in the following areas: fraud, damages, lost profits, valuation, accountant’s liability and malpractice, contract disputes, patent infringement, price fixing, purchase price disputes, solvency and insolvency, fraudulent conveyance, preferences, disclosure statements, trademark and copyright infringement and the financial impact of government regulations. We have unique capabilities in several highly specialized areas, including telecommunications, transportation, railroad, utilities, oil and gas, chemicals, energy, banking and investment banking, pharmaceuticals, tobacco, retail and information technology.

Demand for our services is most often driven by non-discretionary engagements involving businesses facing critical situations that are often adverse. Our clients include companies, as well as creditors or other stakeholders, such as financial institutions and private equity firms, and the law firms that represent them. During 2004, our clients included 91 of the top 100 U.S. law firms, 181 corporate clients in the Fortune 500, and 21 of the 25 largest banks in the United States. During 2004, about 83% of our revenues came from repeat business from existing clients and referrals. Our revenues from continuing operations have grown from $122.3 million in 2001 to $427.0 million in 2004, at a compounded annual growth rate of 51.7%. During 2004, we continued to integrate the businesses we acquired during 2003 into our company. We believe demand for our services will continue to be strong, driven by a number of current and anticipated trends, including:

•	increasingly complex interplay between competitive and regulatory forces faced by a wide range of businesses that encourages, and in some cases, requires the use of outside financial consultants;

•	the need for objective, independent expertise for critical, business processes; and

•	debt levels that companies are continuing to use and carry.

We believe that our reputation, national scale and large staff of highly qualified professionals, position us well to capitalize on the trends driving the growth in our practices.

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

Trends in Continuing Use of Corporate Debt and Debt Default Rates. We believe that corporate debt levels and related default levels are important indicators of the potential need for restructuring, turnaround, bankruptcy and related consulting services. U.S. and international companies have increasingly relied on debt, including bank debt, to finance acquisitions, growth initiatives and working capital requirements, and therefore, we believe that debt levels will remain high. The size of the public and private debt market, as measured by the amount of aggregate U.S. corporate debt outstanding, has consistently expanded over the past 30 years, regardless of economic cycles. Although debt default rates tend to decline during periods of economic expansion, we believe that economic expansion also facilitates new issuances of speculative grade debt, as investors are generally willing to tolerate higher levels of risk during these periods. Notwithstanding increases in debt, in 2004, we have seen a decline of the mega bankruptcy cases, resulting in a greater portion of our business being comprised of engagements relating to bankruptcy and restructuring matters involving mid-size companies.

Business Strategy

We are one of the largest providers of forensic and litigation consulting and technology, corporate finance/restructuring and economic consulting services in the United States. We have a 22-year track record of performance and overall expertise. We provide high caliber consulting services through our staff of professionals who are able to quickly staff even the largest and most complex assignments. Our goal is to anticipate our clients’ needs and expand our expertise, professionals and the range of consulting services we offer in the United States and to expand internationally. Success in our marketplace depends primarily on having a reputation for providing consistently high-quality advice and services, on schedule and on budget. The following are key elements of our business strategy:

•	Retain a Critical Mass of Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. We offer each of our professionals significant compensation opportunities, including performance-based and other types of incentive and bonus compensation, along with a competitive benefits package and the chance to work on challenging engagements. Currently, we have written employment arrangements with most of our senior managing directors that include reasonable non-competition clauses. We strive to manage the renegotiation of written employment arrangements in advance of their expiration dates. We take a disciplined approach when recruiting additional professionals. We focus on hiring qualified individuals who meet our selective criteria.

•	Leverage Our Relationships and Expertise. We work hard to maintain our existing client relationships and develop new ones. We believe that our existing client relationships and our reputation among other professionals, coupled with our recognized expertise, track record and size, are the most critical elements in a decision to retain us. We receive a significant amount of repeat business and referrals from our financial institution clients, from our clients in regulated industries, and from law firm clients. We strive to build client relationships on a company-wide basis, and to that end we enter into corporate as opposed to personal engagements. In this way, our goal is to develop client relationships that are not entirely dependent on the expertise of any particular professionals, although it is often difficult to decouple client and professional relationships. By successfully leveraging our reputation, experience and expanded client base, we believe we should obtain engagements from both existing and new clients.

•	Expand the Range of Our Consulting Services. We believe that a number of factors driving demand for our services are non-cyclical in nature. These factors include general economic factors, the effects of regulation and competition on various industries, under-performing companies, ineffective business strategies, highly leveraged capital structures, failed acquisitions, corporate fraud and the increasing number of high-stakes lawsuits. One way to minimize cyclicality is to diversify our services. In the fourth quarter of 2003, we diversified our service offerings to expand our economic consulting practice through the acquisition of Lexecon, one of the leading providers of these services in the United States. The professionals, who joined us in the fourth quarter of 2003 from Ten Eyck, provide consulting services relating to SEC and other regulatory investigations, securities law litigation, SEC accounting and enforcement, fraud investigations and Sarbanes-Oxley. We have also increased our capacity to assist clients in the analysis and resolution of all phases of complex claims and disputes through the acquisition of the U.S. dispute advisory services business of KPMG LLP. Other business activities that contributed to diversification in 2004 include our investment banking and merger and acquisition services to middle market companies through our registered broker-dealer and National Association of Securities Dealers, or NASD, member, our transaction advisory and interim management services, and our corporate finance/restructuring services in the United Kingdom, that commenced in 2003. We believe diversification of our service offerings will better insulate our overall business from changing or fluctuating market conditions.

•	Selectively Acquire Companies and Integrate Our New Professionals and Capabilities into Our Business. We have always followed a disciplined approach to acquisitions. Our selective approach has allowed us to acquire businesses on attractive terms. Since January 2000, we have completed seven significant acquisitions that have greatly enhanced our practices. We intend to selectively pursue strategic acquisitions that are complementary to our practices and expand our range of services and products. This should enable us to diversify and better perform the services we offer our existing client base, expand our staff of expert professionals and add new clients.

•	Manage Utilization of Our Professionals. We carefully monitor our utilization rates on a weekly, monthly and annual basis. Our goal is to manage growth to maintain utilization rates among all of our professionals rather than intermittently expanding our staff in anticipation of short-term demand. Our goal is to attain utilization rates that allow us to maintain our profitability, make us less vulnerable to fluctuations in our workload, and minimize seasonal factors affecting utilization.

Our Services

Forensic and Litigation Consulting and Technology Practice. Our forensic accounting specialists work with companies faced with fraud, financial disclosure and accounting investigations, misstatements and malpractice issues. As perpetrators of fraud become more ingenious, the expertise required to unravel their schemes increases. We have a team of forensic accountants, certified fraud examiners and computer technicians who are experts in discovering and analyzing the most sophisticated ways to circumvent internal financial controls. We routinely analyze complex transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of recoveries. We utilize sophisticated software tools to analyze and uncover important information from the computer systems used in the frauds. With our advanced search techniques and innovative methods, we are able to uncover valuable information that was considered lost, deleted or hidden. The acquisition of the U.S. dispute advisory business of KPMG LLP in 2003 greatly expanded our ability to provide those services.

We develop and deliver creative solutions to litigation problems. From the first computer animations used in court to the latest in digital graphic presentations, we have been one of the leaders in providing high-quality, cost-effective methods to prepare for and try cases. Our trial technology professionals have supported clients in the courtroom in some of the largest and most complex civil trials. Through the use of information technology and the Internet, we have demonstrated our ability to help control litigation costs, speed-up the trial process and provide litigants with superior access to data, a key competitive advantage. We prepare and enhance presentations and expert testimony on complex subjects, such as toxic torts, financial disputes and intellectual property resolutions. We have responded to the increasing demand for document management in cases involving thousands or even millions of pages of depositions, testimony and exhibits by developing document management and exhibit and trial preparation solutions that enable our clients to better focus on preparing for and trying cases. Our range of services for complex litigation matters include visual communication consulting services; graphic exhibit design and production; customized database development and distribution; video deposition capture and transcript linking; management of designated trial exhibits; courtroom survey, design and configuration; on-site technical trial support; trial-specific hardware procurement and tracking; and secure extranet storage and distribution of data, documents, transcripts, videos and exhibits. We have developed a number of technology-based tools to assist our clients in managing complex litigation. TrialMax ®, our comprehensive trial preparation software, enables a litigation team to easily store, annotate and display documents, computer graphics, video clips and digitized depositions in the courtroom. We employ an automated tool for handling trial data regardless of information source or data type.

Our repository services include secure extranet and web-hosting services for clients that are parties to multi-district litigation. We also intend to expand our web-hosting capabilities to teleconference and other Internet based applications. On February 28, 2005, we acquired substantially all of the assets and certain of the liabilities of the Ringtail group. Ringtail will be integrated into our repository services offerings within our forensic and litigation consulting and technology practice. Ringtail is a leading global developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts, with established offices in Williamsburg, Virginia; Melbourne, Australia and London, UK. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. Specifically, Ringtail’s technologies are designed to ensure quality, reduce risk, increase productivity and improve cost effectiveness in the review, preparation and production of litigation data. In addition, Ringtail’s software has also been used in a transactional capacity to support “deal rooms” and merger and acquisition activity. Ringtail’s flagship product, Ringtail™ CaseBook provides knowledge management and case preparation through an Intranet repository for litigation document and information management and collaboration for legal cases. We accounted for approximately 30% of Ringtail’s prior year’s business. Historically, Ringtail has offered its products either through application service providers, or ASPs, or as direct client installations. The ASP model allows clients to outsource information technology and case management needs. The direct installation model allows clients to in-source Ringtail’s benefits within their existing infrastructure and accommodates particular data management or legacy requirements. With our financial and human capital resources behind Ringtail’s application technologies, we believe the Ringtail business can serve as a platform to:

•	pursue content development in other areas already served by us, such as corporate finance/restructuring and economic consulting;

•	expand our international presence; and

•	diversify our client base.

We provide services relating to securities, regulatory and Sarbanes-Oxley investigations, and dispute advisory services. The acquisition of the Ten Eyck business in 2003 has greatly expanded our ability to provide those services.

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

Our dispute settlement services help our clients mitigate the cost of, or avoid, litigation by evaluating claims and risks. These professionals coordinate business expertise with legal and technical analysis to develop cost-effective settlement strategies and implement mutually beneficial business resolutions.

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

Corporate Finance/Restructuring Practice. Our corporate finance/restructuring practice has regularly advised companies and creditors in some of the largest, most complex bankruptcy proceedings and out-of-court restructurings in the U.S. A number of factors affect demand for this practice’s services. These include:

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

If an out-of-court workout appears unlikely, we assess the impact of a bankruptcy filing on the client’s financial condition and operating performance and seek debtor-in-possession financing on the client’s behalf. If the client voluntarily files for bankruptcy or is involuntarily forced into bankruptcy, we have the expertise to manage the entire bankruptcy process, including structuring, negotiating with creditors and implementing the plan of reorganization. We also provide expert testimony in bankruptcy and restructuring proceedings on such issues as business unit valuation and economic loss. When we represent creditors, we seek to maximize amounts owed to them by the debtor, whether in an out-of-court workout or bankruptcy. In a workout engagement, we evaluate and monitor the quality and value of the collateral and any other assets available to the creditor, analyze the debtor’s business plan and underlying cash flow projections and assess the adequacy of the debtor’s financial reporting systems. Based on our analysis, we assess the debtor’s viability and develop and evaluate restructuring plans. If we conclude that an out-of-court workout is not feasible, we assist the creditors in deciding whether to provide debtor-in-possession financing, in working through the bankruptcy process, and in structuring and evaluating various reorganization plan alternatives. Demand for our corporate finance/restructuring services declined in 2004, primarily as a result of general economic conditions, including the strengthening of the economy, the availability of credit, low interest rates, fewer mergers and acquisitions and fewer large bankruptcy proceedings. We have been able to offset a portion of the effects of that decline by increasing our middle market bankruptcy, restructuring and workout engagements.

To better meet the needs of companies suffering a financial or operating crisis, we also offer interim management services, through our FTI Palladium Partners brand. FTI Palladium Partners’ professionals are able to assume interim senior management roles at companies in crisis. We can deploy our professionals to function as a chief executive officer, chief operating officer, chief financial officer or chief restructuring officer. We reevaluate business strategy and financial forecasts and implement plans to meet financial and operating challenges for our clients. Our creative approaches and innovative solutions can create short-term liquidity to stabilize the business and afford the distressed company time to explore its options. We are keenly aware of the sensitive nature of these arrangements and the need to build consensus around a realistic restructuring plan.

We have extensive experience in crisis management, negotiations of complex mergers, acquisitions and capital restructurings, as well as the liquidation of surplus assets. We have regularly provided our corporate financing, turnaround, restructuring, bankruptcy and related consulting services to the largest banks in the U.S., including Bank of America, N.A., Wachovia Bank, N.A. and JP Morgan Chase Bank. We have been involved in many of the largest bankruptcy proceedings and out-of-court restructurings in the U.S. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs. In 2004, no single client accounted for more than 5% of our revenues from continuing operations. In January and February 2004, we experienced the unanticipated departure of about 60 professionals in our corporate finance/restructuring practice. We continue to employ and have hired additional professionals who have expertise in providing the same type and level of services.

Our mergers and acquisitions advisory specialists, through FTI Capital Advisors, a registered broker-dealer and NASD member, assist primarily middle-market clients in negotiating and structuring business combinations, acquisitions and dispositions of assets, business units or entire businesses.

Our lender and transactional support services assist lenders and other institutional clients in performing financial due diligence for loans, acquisitions and other transactions.

Economic Consulting. Our economic consulting practice provides sophisticated economic analysis of issues arising in merger, acquisition and other complex commercial and securities litigation, and modeling and analysis of the potential competitive effects and other financial advisory services. Our statistical and economic experts in our regulatory consulting practice use a range of tools to help companies evaluate issues such as the economic impact of deregulation on a particular industry, the amount of commercial damages suffered by a business as a result of a tort or a breach of contract or the value of a business or professional company. We also work with clients to develop business strategy and tactics on an ongoing basis to address these issues. We have deep industry experience in areas such as telecommunications, energy and transportation. Our professionals regularly provide expert testimony on damages, rates and prices, merger effects, intellectual property disputes in antitrust cases, regulatory proceedings, strategic planning, mergers, acquisitions and valuations. Our acquisition of the Lexecon business has greatly enhanced our ability to provide complex economic consulting services.

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

Recent Acquisitions and Divestitures

Ringtail. On February 28, 2005, we completed the acquisition of substantially all of the assets and certain liabilities of the Ringtail group. The purchase price for Ringtail consisted of cash totaling $20.0 million plus 784,109 shares of common stock having a value of $15.0 million as of the close of trading on the New York Stock Exchange on February 15, 2005. The asset purchase agreement provides for an earn-out over the next three years based on future performance of up to an aggregate of $7.5 million, or $2.5 million per year, consisting, in our sole discretion, of all cash, restricted shares of our common stock, or a combination of cash and stock. The cash portion of the purchase price was financed from cash on hand and existing credit facilities. We have contractually agreed to pay additional consideration if the value of the shares issued as part of the purchase price and earnout is not at least 10% higher than their respective issuance prices on the date such shares or portion thereof first become eligible for resale under Rule 144 of the Securities Act of 1933, as amended. If the market value (as such value will be determined pursuant to the asset purchase agreement) of the stock issued as of February 28, 2005 is less than $16.5 million, and the earnout stock is less than up to $8.25 million, on their respective eligible resale dates, we will be obligated to pay the difference between the actual market value on such date and the protected share value, which will be paid in cash. We have substantial experience with the Ringtail products and the employees from Ringtail who have joined us as we use Ringtail’s software in the electronic evidence, repository services and document management services we provide to certain clients. Edward O’Brien and Christopher Priestley, Ringtail’s founders, and 22 other former Ringtail employees have joined us. Mr. O’Brien has entered into a written three year employment agreement, and Mr. Priestley has entered into a written four year employment agreement. The employment arrangements for the other employees range from one year to three years, which may be extended. Of the employees, 14 are resident in Australia, one is resident in the United Kingdom, and the rest are resident in the U.S. Messrs. O’Brien and Priestley split their time between Australia and U.S. The employment agreements contain non-competition and non-solicitation provisions, which in most cases have been designed to comply with Australian law.

Lexecon. As of November 28, 2003, we completed the acquisition of substantially all of the assets and certain liabilities of Lexecon from its parent company, Nextera. The purchase price for Lexecon consisted of cash totaling $129.2 million, which was financed from a combination of cash on hand and $104.1 million of borrowings under our senior bank term loan. The acquisition of Lexecon has enabled us to expand the type and sophistication of the economic consulting services that we offer our clients. In connection with the acquisition, Daniel Fischel and Dennis Carlton, two leading experts on economic consulting in the United States, joined the company. Mr. Fischel’s areas of expertise are securities, corporation law, regulation of financial markets and the application of economics of corporate finance to problems in those areas. Mr. Fischel has published widely and is the Lee and Brena Freeman Professor of Law and Business at the University of Chicago. Dr. Carlton, Professor of Economics at the Graduate School of Business at the University of Chicago, specializes in the economics of industrial organization, which is the study of individual markets and includes the study of anti-trust and regulatory issues. Joseph P. Kalt, a senior economist, also joined us as a senior managing director at that time. Messrs. Fischel, Carlton and Kalt have entered into employment agreements with us that expire December 31, 2008. In connection with the acquisition, we entered into a non-competition arrangement with Nextera. During the five-year non-competition period, Nextera has agreed not to, directly or indirectly, offer or provide services of the type offered by Lexecon, in the United States and Canada. Nextera also agreed not to hire as a partner, director, principal or employee, engage as an agent or contractor, or enter into a partnership, joint venture or other business association with, any person who was at any time an employee, representative, officer, director or manager of Nextera, for a period of 12 months after such person’s relationship with Nextera ended. Lexecon has offices in Chicago, Illinois and Cambridge, Massachusetts.

Dispute Advisory Business of KPMG. As of October 31, 2003, we completed the acquisition of specified assets and liabilities associated with the dispute advisory services business of KPMG. We acquired the DAS business for $89.1 million in cash, which we financed from our cash reserves. The DAS business compliments and expands our forensic and litigation consulting and technology practice in the analysis and resolution of all phases of complex claims and disputes. 28 former KPMG partners or managing directors have entered into written five-year employment agreements that expire October 31, 2008. In connection with the acquisition, we entered into a non-competition arrangement with KPMG LLP. During the four-year non-competition period, KPMG has agreed not to, directly or indirectly, offer or provide dispute advisory services of the type offered within 12 months prior to October 31, 2003, with specified exceptions, and market services using the terms “DAS” or “DAS Services,” in the United States. For a period of five years following the closing date of the acquisition, KPMG also agreed not to hire as a partner, director, principal or employee or engage as an agent or contractor, certain former employees that joined us in connection with the acquisition. We agreed not to solicit for hire or hire any employee employed by KPMG in its investigative and integrity advisory services business for a period of five years following the closing date, unless such person is a former employee who has not been employed by KPMG for a period of six consecutive months.

Ten Eyck. As of October 15, 2003, we completed the acquisition of substantially all of the assets and certain liabilities associated with Ten Eyck. Through that acquisition we expanded our consulting services to include SEC and similar regulatory investigations, securities law litigation, SEC accounting and enforcement, fraud investigations and Sarbanes-Oxley mandated requirements. We acquired the Ten Eyck business for $13.2 million in cash, which we financed from our cash reserves, and 175,536 restricted shares of our common stock that was then valued at approximately $2.4 million. Ten Eyck complements and expands our forensic and litigation consulting and technology practice. Five former Ten Eyck officers and stockholders have entered into written long-term employment agreements that expire on October 15, 2007.

U.S. Business Recovery Services, or BRS, Division of PricewaterhouseCoopers LLP. On August 30, 2002, we completed the acquisition of certain assets and liabilities of BRS. The purchase price for BRS consisted of $142.0 million in cash and 4.5 million shares of our common stock valued at $101.9 million. Each of the 49 BRS partners that joined us has entered into a four-year employment agreement with us that expire August 30, 2006. When they withdrew as partners of PricewaterhouseCoopers LLP, or PwC, 47 of them received shares of our common stock from PwC. As adjusted for the three-for-two stock split paid as a stock dividend on June 4, 2003 to stockholders of record on May 7, 2003, these partners received an aggregate of approximately 1.8 million shares of our common stock and then agreed with us to restrict the transfer of 40% of their shares. We granted the BRS partners contractual protection against a decline in the value of their restricted shares during the four-year restricted period if the market price for the shares falls below $18.89 per share (as adjusted for the three-for-two stock split during 2003). The contractual restrictions on transfer with respect to one-half of these shares expired in August 2004. The restrictions will expire with respect to the balance of the shares in August 2006, unless the applicable employee terminates his employment prior to that date, in which case the shares would continue to be subject to transfer and resale restrictions for eight years from the date of termination, and would lose their price protection. Nearly all of the BRS partners and selected other executives that joined us also received options to purchase a total of 903,000 shares of our common stock (as adjusted for the three-for-two stock split during 2003) at the fair market value of our common stock on August 30, 2002. These options vest in equal annual installments over three years beginning one year from the closing of the acquisition. In connection with the acquisition, we obtained a three-year agreement from PwC not to compete with us. On November 3, 2004, we settled an action filed on December 23, 2003, in the Supreme Court of the State of New York against PwC seeking enforcement of the non-competition covenants, damages, and injunctive and other equitable relief. See “—Item 3. Legal Proceedings.”

Employment Terms. Our usual form of written long-term employment agreement that we use in connection with our acquisitions and new hires of senior professionals at the senior managing director level or higher, generally provides for fixed salary, incentive payments, which in some cases may be based on financial measures such as earnings before interest, income taxes, depreciation of property and equipment and amortization of other intangible assets, or EBITDA, and, in some cases, long-term equity incentives and other incentive bonus and incentive payments. Our employment agreements also typically provide for some form of equity incentive in the form of stock options or restricted stock. It also entitles the professional to participate in our benefit plans. In some cases, we extend forgivable loans to professionals below the executive officer level in lieu of paying cash signing bonuses. We believe that the loan arrangements (which require repayment in full if the employee’s employment terminates on certain events prior to his contract’s expiration date), enhance our ability to retain senior professionals. Employment agreements may provide for the payment of salary, accrued bonuses and other benefits beyond the termination date, if the professional leaves our employ for certain reasons prior to the agreement’s expiration date. The length and amount of payments to be paid by us following the termination or resignation of a professional varies depending on whether such person resigned or was terminated with cause or good reason, resigned or was terminated without cause or good reason, died or became disabled, or was terminated as a result of a change of control. Each agreement contains non-competition and non-solicitation covenants, which are in effect during the term of the agreement, and under various circumstances, extend beyond the expiration or termination date depending upon the reason for such termination. Under the non-competition agreement, the professional generally agrees not to offer or perform consulting services of the type performed during his employment, directly, or indirectly through another person or entity, in competition with us, within specified geographic areas, subject, in some cases, to certain exceptions. Generally, the professional also agrees not to solicit business regarding any case, matter or client upon which such professional worked on our behalf, or to solicit, hire, or influence the departure of, any FTI employee, consultant or independent contractor. Under the general terms of his or her employment agreement, the professional also agrees to maintain the confidentiality of our proprietary information and affirms that we are the owners of copyrights, trade marks, patents and inventions developed during the course of employment. As of December 31, 2004, all of the senior managing directors have entered into written employment agreements. Many of our employment agreements will expire between 2006 and 2008 because of the timing of our acquisitions and our 2004 initiative to enter into written agreements with our senior professionals. We monitor these expirations carefully to commence dialogues with professionals regarding their employment well in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible.

Clients

We have cultivated long-term relationships with many of the premier corporations, financial institutions, law firms, private equity firms and other institutions in the U.S. In 2004, we performed work for about 1,300 clients on about 3,200 matters, including:

•	about 490 law firms, 91 of which were rated among the top 100 law firms (based on 2003 U.S. revenues as measured by American Lawyer magazine);

•	181 corporate clients which were among the Fortune 500 in 2004; and

•	21 of the 25 largest banks located in the U.S.

In 2004, we believe that about 83% of our business came from existing clients or referrals from existing clients. Our largest client represented less than 5% of our 2004 revenues from continuing operations.

Marketing and Sales

We rely primarily on referrals and our reputation to market our services to new and existing clients since most of our work is repeat work for existing clients or comes from referrals from existing clients or relationships with partners in major law firms or other professionals. Our professionals develop close working relationships with clients and often learn about new business opportunities from their frequent contacts with clients. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff a new engagement. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them. In the fourth quarter of 2004, we reorganized our marketing and sales divisions to employ 23 full-time people, who assist with the marketing of our consulting services.

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

Patents, Licenses and Proprietary Information

We consider certain of our products and processes, including our TrialMax® comprehensive trial preparation software, proprietary and confidential. The Ringtail™ CaseBook software that we acquired from the Ringtail group on February 28, 2005 has been registered pursuant to U.S. federal copyright laws, and we consider the other technologies and software that we acquired in connection with the Ringtail transaction to be proprietary and confidential. We believe that our non-patented software and intellectual property, particularly some of our process software and intellectual property, is important to our forensic and litigation consulting and technology practice. We rely upon non-disclosure agreements and contractual agreements and a system of internal controls, including, without limitation, confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information.

Human Resources

At December 31, 2004, we had 1,035 employees, of which 745 were billable professionals. We also engage independent contractors to supplement our professionals on client engagements as needed. Most of our professionals have many years of experience in their field of practice, and many are well recognized for their expertise and experience. None of our employees are subject to collective bargaining contracts or represented by a union. We believe our relationship with our employees is good.

Available Information

Our Internet website is www.fticonsulting.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, and our annual proxy statements, are available free of charge on our website, as soon as reasonably practicable after we electronically file with or furnish such materials to the SEC. We also make available on our website our Corporate Governance Guidelines,

Policy on Ethics and Business Conduct, Categorical Standards of Director Independence, Policy on Inside Information and Insider Trading, Policy on Conflicts of Interest, Policy on Disclosure Controls and other policies (collectively, our “Corporate Governance Documents”), and Charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors (collectively, the “Charters”). We make revised Corporate Governance Documents and Charters available on our website as they are adopted and become effective and will continue to do so. We have adopted the FTI Consulting, Inc. Policy on Ethics and Business Conduct (the “Code of Ethics”), which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Corporate Controller and other financial professionals, as well as our Chief Operating Officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at www.fticonsulting.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller or any director, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K filed with the SEC. We will provide printed copies of our periodic reports and other materials filed with the SEC and our Corporate Governance Documents, including, without limitation, our Corporate Governance Guidelines, the Charters of the Committees of our Board and our Code of Ethics, to any person, without charge, upon request to Joanne F. Catanese, Associate General Counsel and Secretary, FTI Consulting, Inc., 900 Bestgate Road, Suite 100, Annapolis, Maryland 21401, telephone number (410) 224-8770.

Business Risks

Our failure to retain qualified professionals or hire additional qualified professionals would have a negative effect on our future growth and financial performance as well as client engagements, services and relationships.

Our business involves the delivery of professional forensic and litigation consulting and technology, corporate finance/restructuring and economic consulting services. In the consulting business, professional acumen, trust and relationships are critical elements of a company’s ability to deliver high quality professional services. Our professionals have highly specialized skills. They also develop strong bonds with the clients they service. Our continued success depends upon our ability to retain and expand our staff of professionals who have expertise, reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals that we must have to continue our service offerings. As of December 31, 2004, substantially all of the senior managing directors have written employment agreements with the company. Many of our employment agreements will expire between 2006 and 2008 because of the timing of our acquisitions and our 2004 initiative to enter into written agreements with our senior professionals. We monitor these expirations carefully to commence dialogues with professionals regarding their employment well in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the high concentration of contract expirations between 2006 and 2008, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements, or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become higher. We cannot assure you that we will be able to attract and retain enough qualified professionals to maintain or expand our business. Moreover, competition has been increasing our costs of retaining or hiring qualified professionals, a trend which could harm our operating margins and results of operations.

If our former professionals go into business in competition with us or join our competitors, our client engagements and relationships could decline, financial performance and growth could slow or decline, and employee morale could suffer, and we may not have legal recourse.

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

As of December 31, 2004, substantially all of the senior managing directors have written employment agreements with the company, which may include non-competition and non-solicitation arrangements. Where we have written non-competition agreements, they generally have been drafted to comply with state “reasonableness” standards. However, states generally interpret non-competition clauses narrowly. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of former Ringtail employees residing in Australia, the non-competition provisions have been drafted to comply with Australian law. In the event an employee departs, we will consider any legal remedies we may have against such professional on a case-by-case basis. However, we may decide that preserving cooperation and a professional relationship, or other concerns, outweigh the benefits of any possible legal recovery. Therefore, we could determine not to pursue legal action, even if available.

In the first quarter of 2004, we experienced the unanticipated departures of about 60 professionals in our former FTI/Policano & Manzo restructuring practice. We have striven to build relationships and reassure our professionals and clients of our interest in them and our ability to provide services comparable to those provided by the departing professionals. Those departures had a negative impact on our financial results for 2004. In the fourth quarter of 2004, we entered into a monetary settlement of arbitration proceeds brought against those former employees and the company they formed to compete with us. See “—Item 3. Legal Proceedings.”

Our profitability will suffer if we are not able to manage utilization and pricing rates of our professional staff.

We calculate the utilization rate for our professional staff by dividing the number of hours that all of our professionals worked on client assignments during a period by the total available working hours for all of our professionals, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays. The hourly rates we charge our clients for our services and the number of hours our professionals are able to charge our clients for our services are affected by the level of expertise and experience of the professionals working on a particular engagement and, to a lesser extent, the pricing and staffing policies of our competitors. If we fail to manage our utilization rates for our professionals or maintain or increase the hourly rates we charge our clients for our services, we may experience adverse consequences, such as non-revenue generating professionals, the loss of clients and engagements and the inability to appropriately staff engagements, and our profitability will suffer.

Demand for our corporate finance/restructuring professionals declined in 2004, which may continue, primarily as a result of general economic conditions, including the strengthening of the economy, the availability of credit, low interest rates, fewer mergers and acquisitions and fewer large bankruptcy proceedings. Our operating profit margins declined in 2004, which may continue, due to the slow down in our corporate finance/restructuring business and due to lower utilization rates in that practice and our recently acquired businesses relative to our historical experiences. We also experienced lower utilization in our forensic and litigation consulting and technology practice during late 2003 and the early part of 2004 resulting from the absorption of the professionals who joined us in connection with our acquisition of the dispute advisory services of KPMG LLP. Many of the billable professionals that resigned during the first quarter of 2004, were among our highest utilized and billing professionals, which also contributed to our lower utilization rates and operating profit margins in 2004.

We rely heavily on our senior management team and practice leaders for the success of our business.

We rely heavily upon our senior management team and practice leaders to manage our forensic and litigation consulting and technology, corporate finance/restructuring and economic consulting practices. Given the highly specialized nature of our services and the scale of our operations, these people must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage a large organization. If one or more members of our senior management team or our practice leaders leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, and this could harm our business prospects, client relationships, employee morale and results of operations.

We face intense competition in our business. If we fail to compete effectively, we may miss new business opportunities or lose existing clients and our revenues and profitability may decline. Parties from whom we acquire assets may reenter the marketplace to compete with us in the future.

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

Although, in connection with our acquisitions, we obtain non-competition arrangements from the sellers, we cannot assure you that any one or more of them will not compete with us in the future. Also, the duration of those agreements are limited ranging from one to three years after the acquisition date. Certain activities may be carved out of, or otherwise may not be prohibited by those arrangements. Also, in some cases we may agree to restraints on our ability to compete with the sellers of those businesses with respect to certain practice areas or locations. Competition may harm our expected revenue growth and results of operations and cause the actual profitability of the business to differ materially from our expectations and the expectations of the investing public. A failure to meet these expectations could cause the price of our stock to decline. In connection with the BRS acquisition from PwC, we obtained a three-year agreement from PwC not to compete with us. On December 23, 2003, we filed an action in the Supreme Court of the State of New York against PwC seeking enforcement of the non-competition covenants, damages, and injunctive and other equitable relief. On November 3, 2004, we entered into a settlement and release in the action, which enforces the current non-compete until August 31, 2005. See “—Item 3. Legal Proceedings.”

Any claims involving the quality of our services could harm our overall professional reputation, which could harm our ability to compete for new business opportunities, retain and attract clients and engagements, and hire and retain qualified professionals.

Many of our engagements involve complex analysis and the exercise of professional judgment. Therefore, we are subject to the risk of professional liability. Often, our engagements involve matters that, if resolved unfavorably, may result in a severe impact on the client’s business, cause the client a substantial monetary loss or prevent the client from pursuing business opportunities. Since our ability to attract new clients and generate engagements depends upon our ability to maintain a high degree of client satisfaction as well as our reputation among industry professionals, any claims against us involving the quality of our services may be more damaging than similar claims against businesses in other industries.

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

Our clients may terminate our engagements with little or no notice, which may cause us to experience unexpected declines in our profitability and utilization.

Much of our business involves large client engagements that we staff with a substantial number of professionals. The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time. If our clients unexpectedly cancel engagements with us or curtail the scope of our engagements, we may be unable to replace the lost revenues from those engagements, may also be unable to quickly eliminate costs associated with those engagements, and we may not be able to quickly find other engagements to utilize our professionals. Any decrease in revenues without a corresponding reduction in our costs will likely harm our profitability.

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

A substantial amount of our growth has been due to acquisitions. During 2002, we acquired the BRS practice. During 2003, we completed three significant acquisitions, Lexecon, the former dispute advisory business of KPMG LLP and Ten Eyck, all of which occurred in the fourth quarter. Since year-end 2004, we have acquired the Ringtail business. The level of integration of these businesses at this time differs. Companies face significant challenges integrating acquisitions of personnel and assets. Some of the problems we face include differences in corporate cultures and management styles, additional or conflicting government regulation, disparate company polices and practices and client conflict issues. All of our acquisitions in 2003 and our Ringtail acquisition in 2005 were structured as asset transactions; therefore, a significant number of client engagements with those practices could not be assigned to us without client consent. All clients may not affirmatively consent to the assignment. In addition, in some cases there are no written client contracts memorializing an engagement. Such engagements will only continue at the pleasure of those clients. In certain cases, such as government contracts and bankruptcy engagements, the consents of clients cannot be solicited until after the acquisition has closed. Further such contracts may be subject to security clearance requirements or bidding provisions with which we might not be able to comply. There is no assurance that local, state and federal governments will agree to novate their contracts to us. In addition, in an engagement that involves a bankruptcy case, we must make a filing with the applicable U.S. Trustee, at which time such U.S. Trustee may find that we are no longer disinterested. In connection with such bankruptcy cases, we may be required to resign and to refund fees collected in connection with those engagements. We could be responsible for returning fees even if they were not paid to us, but were paid to the company from whom we acquired the business. In some cases, we may not have legal recourse to demand that the seller of the business reimburse us.

Our corporate finance/restructuring practice has an increased risk of fee nonpayment.

Many of our clients have engaged us because they are experiencing financial distress. We recognize that these clients may not have sufficient funds to continue operations or to pay for our services. We have not received retainers before we began performing services on the client’s behalf in connection with a significant amount of our restructuring business. In the cases that we have received retainers, we cannot assure you that the retainers will adequately cover our fees for the services we perform on behalf of these clients. We are not always able to obtain retainers from clients in bankruptcy as the bankruptcy court must approve our retainers for those clients. Even if a bankruptcy court approves our retainer or engagement, a bankruptcy court has the discretion to require us to return all, or a portion of, our fees. Therefore, we face the risk of nonpayment, which can result in write-offs. For the three years ended December 31, 2004, we wrote off a total of about $17.2 million of uncollectible fees in all practices. Our total write-offs exclude unbilled fee adjustments and amounts attributable to our applied sciences practice, which we sold in 2003. More write-offs than we expect in any period would have a negative impact on our results of operations.

If the size, complexity and number of debt defaults, bankruptcy or restructuring actions or other factors affecting demand for our corporate finance/restructuring services declines, our revenues and profitability could suffer.

Our corporate finance/restructuring practice provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. A number of factors affect demand for this practice’s services. These include:

•	the availability and level of lending activity, interest rates and over-leveraging of companies;

•	over-expansion by various businesses;

•	merger and acquisition activity;

•	management problems; and

•	the general economic factors resulting in the decline in the economy in the U.S.

Notwithstanding increases in debt, we have also seen a decline of the mega bankruptcy cases, resulting in a greater portion of our business being comprised of engagements relating to bankruptcy and restructuring matters involving mid-size companies primarily as a result of general economic conditions, including the strengthening of the economy, the availability of credit, low interest rates, fewer mergers and acquisitions and fewer large bankruptcy proceedings. In our experience, mid-size bankruptcy and restructuring engagements are more susceptible to cyclical factors such as holidays and vacations. The shift to mid-size engagements could result in lower utilization during the third and fourth quarters due to these factors. Declines in demand for our restructuring, turnaround, restructuring and bankruptcy services as well as smaller engagements could result in lower revenues and lower our overall profitability.

If we fail to find suitable acquisition candidates, or if we are unable to take advantage of opportunistic acquisition situations, our ability to expand may be curtailed.

The number of suitable acquisition candidates may decline if the competition for acquisition candidates increases. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself internal and external pressures (including, but not limited to, borrowing capacity under our credit facility or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. We cannot assure you, however, that we will be able to obtain financing when we need it or on terms acceptable to us. In any case, we may be unable to grow our business or expand our service offerings, as quickly as we have in the past, and our profitability may decline.

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

Our total long-term debt at December 31, 2004, was $105.0 million. We have historically incurred debt to make acquisitions. We borrowed approximately $104.1 million to acquire the Lexecon practice in November 2003. Operating with a high amount of leverage could require us to redirect a substantial portion of our cash flow from operations to make payments on our debt. This would reduce the funds available for operations, future business opportunities, capital expenditures, acquisitions and other purposes. It will also limit our flexibility in planning for, or reacting to, changes in our business and our industry. The terms of our debt also require us to meet specified financial covenants. If we fail either to meet these financial requirements or our lenders do not waive them, we will be required to pay fees and penalties. Our lenders could also accelerate the maturity of our debt if we fail to meet these covenants, which would force us to seek alternative financing. If this were to happen, we cannot assure you that we would be able to obtain the additional financing we may need or that it would be on terms favorable to us.

Our debt accrues interest at a variable rate. Although currently we do not, we have in the past and may in the future, enter into interest rate swaps to reduce our exposure to rising interest rates. These hedge arrangements may result in us incurring higher interest expenses than we would have incurred without the hedges in place. If interest rates increase, we will need to dedicate more of our cash flow from operations to make payments on our debt.

Our revenues, operating income and cash flows are likely to fluctuate.

We have experienced fluctuating revenues, operating income and cash flow and expect that this will occur from time to time in the future. We may experience future fluctuations in our annual or quarterly revenues and operating income because of the timing of our client assignments, the types of assignments we are working on at different times, hiring trends and decreased productivity because of vacations taken by our professionals. This means our profitability will likely decline if we experience an unexpected variation in the number or timing of client assignments or during the third quarter when substantial numbers of professionals take vacations, which reduces their utilization rates. We may also experience future fluctuations in our cash flows because of the timing of the payment of incentive compensation to our professionals, which we generally pay during the first quarter of each year. Also, the timing of any future acquisitions and the cost of integrating them may cause fluctuations in our operating results.

A significant portion of Lexecon’s revenues result from relationships with clients and industry professionals maintained by Messrs. Fischel, Carlton and Kalt. The loss of one or more of them could decrease our revenues and our profitability.

The success of our acquisition of Lexecon will depend upon our retention of Messrs. Fischel, Carlton and Kalt. They have reputations in the field of economics for highly specialized expertise as well as important relationships with existing clients and industry professionals. Their reputations and relationships are critical to retaining and gaining new client engagements, particularly large, complex matters. We have written five-year employment agreements with Messrs. Fischel, Carlton and Kalt. The loss of Messrs. Fischel, Carlton or Kalt could harm the success of our acquisition of the Lexecon practice.

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

Our clients may preclude us from representing multiple clients in connection with the same engagement or competitive matter, our other practices may be precluded from accepting engagements from clients with respect to the same or competitive matter for which another practice has been engaged to provide services, and we may be required to agree to forego potential business prospects in order to win engagements, which could harm our revenues, results of operations and client relationships and engagements.

We follow internal practices to assess real and potential relationships between and among our clients, engagements, practices and professionals. For example, we generally will not represent parties adverse to each other in the same matter. Under bankruptcy rules we generally may not represent both a debtor and its creditors on the same engagement. Under federal bankruptcy laws, we are required to notify the U.S. Trustee of real or potential conflicts. The U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential conflicts, and order us to resign and refund fees that have been paid. In some cases we could be ordered to refund fees that were not paid to us, but that were paid to the sellers of businesses that we acquired. We may not have recourse to recover any or all of any refunded fees from such sellers. Future relationships may require us to decline or resign from client engagements. New acquisitions may require us to resign from current client engagements because of relationship issues that are not currently identifiable. In addition, businesses that we acquire may not be free to accept engagements they could have accepted prior to our acquiring them because of relationship issues. Our inability to accept engagements from clients or prospective clients, represent multiple clients in connection with the same or competitive engagements, and any requirement that we resign from client engagements may negatively impact our revenues, revenue growth and results of operations.

ITEM 2. PROPERTIES

We lease about 33,300 square feet of office space for our principal corporate facilities located in Annapolis, Maryland, under various leases expiring through August 2009. We also lease offices in 23 other cities across the U.S., including such cities as New York, Chicago, Houston, Dallas, Los Angeles and Washington, D.C., as well as London, England, to support our operations.

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

On February 18, 2004, we filed suit in Superior Court, in North Bergen, New Jersey against a number of former employees and the new corporation they formed. In our complaint, we assert numerous claims, including that these former employees acted contrary to their obligations and breached their duties of loyalty by wrongfully soliciting numerous of our employees to leave the company and to join them in a competitive venture, wrongly solicited our clients and unlawfully used and disclosed our confidential, proprietary and trade secret information in the new business venture. Subsequently, the parties agreed to resolve the matter through arbitration and to protect the confidentiality of all records and proceedings. On December 31, 2004, before going to arbitration, the parties settled this action for an agreed upon amount and executed settlement and release agreements.

On December 23, 2003, we filed an action in the Supreme Court of the State of New York against PricewaterhouseCoopers LLP seeking damages, and injunctive and other equitable relief, and the enforcement of the non-competition covenants contained in our asset purchase agreement with PricewaterhouseCoopers relating to the acquisition of its domestic Business Recovery Services division. On February 10, 2004, the court granted in part and denied in part our motion for preliminary injunction. PricewaterhouseCoopers appealed the ruling and in June 2004, the Supreme Court of the State of New York upheld the preliminary injunction and affirmed our interpretation of the non-competition sections of the Asset Purchase Agreement. On November 3, 2004, the parties executed a settlement and release in the case pursuant to which:

•	PricewaterhouseCoopers paid an agreed upon amount;

•	the current injunction remains in place until August 31, 2005; and

•	the action was dismissed with leave to refile, if there is a violation of the injunction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for consideration during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Our Common Equity and Related Stockholder Matters

Market Information. Our common stock trades on the New York Stock Exchange under the symbol “FCN.” The following table lists the high and low sale prices per share for our common stock as reported on the New York Stock Exchange for the periods indicated. The prices for periods in 2003 have been adjusted to give effect to the three-for-two stock split that was paid as a stock dividend on June 4, 2003 to stockholders of record on May 7, 2003.

	Year Ended December 31,
	2004		2003
	High	Low	High	Low
Quarter Ended
March 31	$24.14	$13.55	$30.93	$25.53
June 30	17.49	14.56	32.45	22.60
September 30	19.65	15.37	27.60	17.00
December 31	21.30	17.51	24.58	16.79

Number of Stockholders of Record. As of February 25, 2005, the number of record holders of our common stock was 162.

Dividends. We have not declared or paid any cash dividends on our common stock to date and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future because we intend to retain our earnings, if any, to finance the expansion of our business, make acquisitions and for general corporate purposes. Our credit facility restricts our ability to a certain extent to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2004. None of the plans have outstanding warrants or rights other than options, except for shares of restricted stock described in footnote (2) following the table. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in the table below excludes:

•	shares of common stock issued as direct restricted and unrestricted stock awards under our 1997 Stock Option Plan, as amended;

•	shares of common stock issued as direct restricted and unrestricted stock awards under our 2004 Long-Term Incentive Plan, as amended; and

•	shares of common stock sold under our Employee Stock Purchase Plan, as amended.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(in thousands)			(in thousands)
Equity compensation plans approved by our security holders	4,408	(1)	$19.17	3,201	(2)
Equity compensation plans not approved by our security holders	—		—	—

Total	4,408	(1)	$19.17	3,201	(2)

(1)	Includes 3,912,742 shares issuable upon vesting of outstanding stock options granted under our 1997 Stock Option Plan and 495,000 shares issuable upon vesting of outstanding stock options granted under our 2004 Long-Term Incentive Plan.

(2)	Includes (a) 370,234 shares of common stock available for issuance under our 1997 Stock Option Plan, including 8,020 shares available for direct stock awards; (b) 2,250,628 shares of common stock available for issuance under our 2004 Long-Term Incentive Plan, including 345,628 shares available for direct stock awards; and (c) 580,125 shares available for issuance under our Employee Stock Purchase Plan.

Sales of Unregistered Securities

On February 28, 2005, we completed our acquisition of substantially all of the assets and certain liabilities of the Ringtail group pursuant to an asset purchase agreement dated February 16, 2005. Pursuant to that agreement, we issued 784,109 shares of our common stock as consideration, representing a portion of the purchase price to acquire the Ringtail group. The 784,109 shares of our common stock had an aggregate market value of $15.0 million based on the $19.13 per share closing price of a share of our common stock on the New York Stock Exchange on February 15, 2005 (the trading day immediately prior to the date of the asset purchase agreement.) We issued these shares of common stock in a transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2004 (in thousands except per share amounts).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
October 1 through October 31, 2004	—	—	—	$36,639
November 1 through November 30, 2004	78	$18.89	78	$35,158
December 1 through December 31, 2004	—	—	—	—

Total	78	$18.89	78	$35,158

(1)	We purchased all of these shares of our common stock through our publicly announced stock repurchase program.
(2)	In October 2003, we announced that our board of directors approved a $50.0 million stock repurchase program. This program was extended in October 2004 for up to the remaining balance at that time of $36.6 million. Unless reauthorized or extended by the board of directors, this program will expire in October 31, 2005. These amounts represent gross purchase prices and include the transaction costs we may incur, such as commissions, on the related purchases.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the periods or dates indicated are derived from our consolidated financial statements. The consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 were audited by Ernst & Young LLP. You should read the data below in conjunction with our consolidated financial statements, related notes and other financial information appearing in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Item 8. Financial Statements and Supplementary Data.”

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

Amortization

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under Statement No. 142, we no longer amortize goodwill and intangible assets with indefinite useful lives, but we are required to test these assets for impairment at least annually.

Interest Expense, Net

For the year ended December 31, 2004, interest expense, net includes a $475,000 discount on a note receivable due from the owners of one of our former subsidiaries. We discounted this note by $475,000 in exchange for payment of the note ahead of its maturity in 2010. We received this prepayment in January 2005.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other changes, Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement No. 145 provides that gains and losses from extinguishments of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. Accordingly, our losses on retirement of debt are included in interest expense for the years ended December 31, 2003 and 2000.

Discontinued Operations

In 2002, we committed to a plan to sell our applied sciences practice which we sold in 2003. Because we eliminated the operations and cash flows of the business components comprising the applied sciences practice from our ongoing operations as a result of the disposal transactions, and because we do not have any significant continuing involvement in the operations after the disposal transactions, we have presented the results of the applied sciences practice’s operations as a discontinued operation for all periods.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
INCOME STATEMENT DATA

Revenues	$427,005	$375,695	$224,113	$122,317	$95,532
Direct cost of revenues	234,970	176,429	108,104	59,074	48,979
Selling, general and administrative expense	102,060	78,701	51,647	33,085	23,920
Loss on abandoned facilities	4,670	—	—	—	—
Special termination charges	—	3,060	—	—	—
Amortization of other intangible assets	6,836	3,680	1,033	4,235	3,942

Operating income	78,469	113,825	63,329	25,923	18,691
Interest expense, net	(6,086)	(4,196)	(4,717)	(4,356)	(19,242)
Litigation settlement gains (losses), net	1,672	—	—	—	—

Income (loss) from continuing operations, before income tax provision	74,055	109,629	58,612	21,567	(551)
Income tax provision	31,177	44,838	23,704	8,621	184

Income (loss) from continuing operations	42,878	64,791	34,908	12,946	(735)

Income from operations of discontinued operations, net of income tax provision (benefit)	—	1,649	3,145	3,523	3,296
Loss from sale of discontinued operations, net of income tax provision (benefit)	—	(6,971)	(891)	—	—

(Loss) income from discontinued operations	—	(5,322)	2,254	3,523	3,296

Net income	$42,878	$59,469	$37,162	$16,469	$2,561

Earnings per common share - basic
Income (loss) from continuing operations	$1.02	$1.58	$1.09	$0.48	$(0.05)

Net income	$1.02	$1.45	$1.16	$0.61	$0.16

Earnings per common share - diluted
Income (loss) from continuing operations	$1.01	$1.54	$1.02	$0.44	$(0.04)

Net income	$1.01	$1.41	$1.09	$0.56	$0.14

Weighted average number of common shares outstanding
Basic	42,099	40,925	32,031	26,762	15,918

Diluted	42,512	42,046	34,197	29,447	17,982

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$25,704	$5,765	$9,906	$12,856	$3,235
Working capital	60,241	14,933	13,778	28,766	20,163
Total assets	708,525	660,565	430,531	159,098	149,246
Long-term debt, including current portion	105,000	121,250	97,833	28,166	60,500
Stockholders’ equity	496,154	455,156	267,975	105,136	68,624

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview

The following is a discussion and analysis of our consolidated financial condition and results of operations for each of the three years in the period ended December 31, 2004 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “—Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance. See “— Forward Looking Statements” included in this Item 7.

We are one of the largest providers of forensic and litigation consulting and technology, corporate finance/restructuring and economic consulting services in the United States. Within our forensic and litigation consulting and technology practice, we help clients assess complex financial transactions and reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of economic recoveries. We also provide asset tracing investigative services and expert witness services. Our litigation practice serves clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. We assist with refining issues in litigation and venue selection, and provide fraud investigation and securities litigation assistance. Our trial graphics and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court.

Our corporate finance/restructuring practice provides turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions, transaction advisory and interim management services. We assist under performing companies in making decisions to improve their financial and operational position given their current situation. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, such as rightsizing infrastructure, improving working capital management, selling non-core assets or business units, restructuring capital and borrowings, and assessing long-term viability and business strategy. We also lead and manage the financial aspects of the in-court restructuring process, such as assessing the impact of a bankruptcy filing on the client’s financial and operational situation, planning for the smooth transition in and out of bankruptcy, facilitating the sale of assets and assisting to arrange debtor-in-possession financing. Through our corporate finance services, we can help financially distressed companies implement their plans by providing interim management teams. Our corporate finance/restructuring practice provides services throughout the United States and in the United Kingdom.

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

Recent Events Affecting Our Operations. During the first quarter of 2004, we announced the unanticipated departure of a number of senior professionals in our corporate finance/restructuring practice. Some or all of those professionals have formed a company to compete with us. In addition, some of our clients with engagements on-

going at that time transferred these engagements to those former employees and their company. See “Part I, Item 3. Legal Proceedings.” These clients requested refunds of their retainer balances, which negatively impacted our cash flows during the early part of 2004.

In July 2004, we entered into a new lease agreement for office space in New York City. The lease expires in November 2021. In accordance with the lease terms, we received a cash inducement of $8.1 million which we have classified as deferred rent in our balance sheet. We are amortizing the cash inducement over the life of the lease as a reduction to the cash rent expense. During the fourth quarter of 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into the new space. As a result of this decision, we vacated our leased office facilities prior to the lease termination dates. During the fourth quarter of 2004, we recorded a loss of $4.7 million related to the abandoned facilities.

Transactions and Developments after December 31, 2004. In February 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a leading global developer of litigation support and knowledge management technologies for law firms. The assets we acquired include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. We paid $35.0 million for the acquisition, consisting of $20.0 million paid in cash and $15.0 million paid in shares of our common stock. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving credit facility. We may be required to pay the sellers additional annual consideration based upon post-acquisition revenues for the each of the years from 2005 through 2007. The earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. We granted the sellers contractual protection against a decline in the value of the purchase price and any earnout payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency.

Financial and Operating Overview. We derive substantially all of our revenue from providing professional services to our clients in the United States. Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and also from our ability to attract new and recurring engagements.

Most of our services are rendered under time-and-expense arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. Under this arrangement we also bill our clients for reimbursable expenses which may include the cost of the production of our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We also have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria.

During the year ended December 31, 2004, our revenues increased $51.3 million, or 13.7%, as compared to the year ended December 31, 2003. Revenues increased by 73.3% in our forensic and litigation and technology practice and by 397.5% in our economic consulting practice. This growth was almost entirely due to the acquisitions we completed during the fourth quarter of 2003 and to a lesser extent from internal growth. Although total revenues increased, the reduced volume of new business in the restructuring market and the unanticipated departure of a number of billable professional staff in our corporate finance/restructuring practice resulted in a 36.4% decrease in revenues from those services during 2004 as compared to 2003. In August 2002, we acquired the Business Recovery Services division of PricewaterhouseCoopers, LLP. This acquisition accounted for the majority of the increase in our revenues and profitability for 2003 as compared to 2002. See “—Results of Continuing Operations” for a more detailed discussion and analysis of our financial results.

Our financial results are primarily driven by:

•	the utilization rates of the billable professionals we employ;

•	the number of billable professionals we employ;

•	the rates per hour we charge our clients for service; and

•	the number and size of engagements we secure.

Utilization Rates of Billable Professionals

	Year Ended December 31,		Percent Change
	2004	2003
Forensic and Litigation Consulting and Technology	74%	70%	5.7%
Corporate Finance/Restructuring	82%	91%	(9.9)%
Economic Consulting	78%	82%	(4.9)%
Total	77%	83%	(7.2)%

We calculate the utilization rate for our professional staff by dividing the number of hours that all of our professionals worked on client assignments during a period by the total available working hours for all of our professionals, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays. Utilization of our professionals is affected by a number of factors, including:

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

During the year ended December 31, 2004, we experienced a decrease in our overall utilization rate as compared to the year ended December 31, 2003. This is primarily attributable to a change in economic conditions, the unanticipated departures of some of our professionals and the acquisitions we completed in 2003.

During the first half of 2003, utilization rates were high and our financial performance was strong across all practice areas. However, during the third quarter of 2003, demand for our corporate finance/restructuring services began to decline, primarily resulting from a strengthening economy coupled with a decline in the volume of new business in the restructuring market. As a result of economic conditions, utilization rates decreased in our corporate finance/restructuring practice during 2003. The unanticipated departures of professionals from this practice area during the first quarter of 2004 resulted in a further reduction to utilization rates beginning in 2004, since these professionals were highly utilized. Beginning in late 2003, we began to mitigate the impact of declining utilization rates by reassigning our corporate finance/restructuring professionals to other practice areas where demand was higher. We also began to more closely manage our professional staffing levels to optimize our utilization rates. We believe we successfully implemented our business strategy as evidenced by the stabilization of the utilization rates generated by this practice area.

During the year ended December 31, 2004, the utilization rate in our forensic and litigation consulting and technology practice was higher than for the same period of 2003. This is primarily attributable to the dispute advisory services business of KPMG that we acquired in the fourth quarter of 2003. The overall utilization rate of these professionals was much lower than we anticipated for the first few months after completion of the acquisition. This had a negative impact on the overall utilization rate of this practice late in 2003 and early in 2004. However, utilization rates improved beginning late in the first quarter of 2004, resulting in a higher utilization rate in 2004 as compared to 2003. The utilization rate in this practice is highly impacted by seasonal factors such as the vacation of our staff as well as client personnel. This typically results in lower utilization rates during the summer months of the third quarter and during the holiday season in the fourth quarter.

The economic consulting practice predominately reflects the results of the Lexecon business we acquired in the fourth quarter of 2003. Prior to the Lexecon acquisition, our economic consulting practice was relatively small and the utilization rates in 2003 primarily reflect the impact of several large engagements that were ongoing at that time.

Number of Billable Professionals

	December 31, 2004		December 31, 2003
	Headcount	% of Total	Headcount	% of Total	Percent Change
Forensic and Litigation Consulting and Technology	357	47.9%	343	41.5%	4.1%
Corporate Finance/Restructuring	243	32.6%	305	36.9%	(20.3)%
Economic Consulting	145	19.5%	179	21.6%	(19.0)%

Total	745	100.0%	827	100.0%	(9.9)%

The number of billable employees decreased from December 31, 2003 to December 31, 2004 largely due to the decrease in demand for our corporate finance/restructuring services. In addition, during the first quarter of 2004, about 60 of our professionals departed from our former FTI/Policano & Manzo corporate finance/restructuring practice. During the first quarter of 2004, about 35 employees were reorganized from the economic consulting practice to the forensic and litigation and technology practice, resulting in a decrease in headcount in that practice area.

Average Billable Rate per Hour

	Year Ended December 31,		Percent Change
	2004	2003
Forensic and Litigation Consulting and Technology	$284	$273	4.0%
Corporate Finance/Restructuring	441	408	8.1%
Economic Consulting	374	291	28.5%
Total	354	363	(2.5)%

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

Our average billable rate per hour increased across all practice areas from December 31, 2003 to December 31, 2004. The improvement in average billable rates by practice area is the result of several factors, including:

•	planned bill rate increases implemented throughout our corporate finance/restructuring practice during the second quarter of 2004, and as a result of promotions during the third quarter of 2004;

•	a change in the mix of billable professionals in our corporate finance/restructuring practice, which resulted in an increasing percentage of our professional employees being billable at higher rates; and

•	an increase in the billable rates in our economic practice attributable to the Lexecon acquisition.

Although average billable rates increased across all of our practice areas during 2004 as compared to 2003, the total company average billable rate decreased. This decrease is due to a larger percentage of our business being generated in 2004 by the forensic and litigation consulting and technology practice which has lower billable rates than our corporate finance/restructuring practice. In 2003, our corporate finance/restructuring practice accounted for 68.0% of our consolidated revenues, while in 2004, our corporate finance/restructuring practice accounted for 38.1% of our consolidated revenues. At the same time, the percentage of consolidated revenues generated by our forensic and litigation consulting and technology practice increased from 27.4% during 2003 to 41.8% during 2004.

Segment Profits.

	Year Ended December 31,
	2004		2003
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic and Litigation Consulting and Technology	$50,556	28.3%	N/A	N/A	N/A
Corporate Finance/Restructuring	50,714	31.2%	N/A	N/A	N/A
Economic Consulting	19,333	22.5%	N/A	N/A	N/A
Corporate	(26,185)	N/A	$(18,720)	N/A	39.9%

Total	$94,418	22.1%	$123,537	32.9%	(23.6)%

N/A – Not available

In 2003, we did not operate our business practices as segments. Accordingly, we did not report results of operations by segment. The table above presents segment profits for the year ended December 31, 2004. We evaluate the performance of these segments based on operating income before depreciation, amortization and corporate general and administrative expenses. Segment profit consists of the revenues generated by that segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Unallocated corporate costs include costs related to other centrally managed administrative costs. These administrative costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development functions, as well as costs related to overall corporate management.

Total segment profits decreased during the year ended December 31, 2004 as compared to the comparable period of 2003. This decrease was driven by several factors, including the following:

•	the decrease in demand for our corporate finance/restructuring related services, which began late in the third quarter of 2003;

•	the unanticipated departure during the first quarter of 2004 of a number of billable professional staff in our corporate finance/restructuring practice that operated at high utilization rates;

•	lower utilization rates generated by the businesses we acquired in late 2003 relative to our historical experience;

•	lower gross profit margins generated by our recently acquired businesses, particularly Lexecon, an economic consulting business that operates in a competitive environment that typically generates lower gross margins than those experienced by our financial and litigation consulting and technology and our corporate finance/restructuring practices;

•	the increased investment in practice-area expansion, including sign-on and direct compensation for several senior-level professionals;

•	a $4.7 million loss on abandoned facilities recorded in our corporate segment during 2004 related to the relocation and consolidation of our New York City and one of our Saddle Brook, New Jersey offices; and

•	an increase in corporate overhead expenses driven largely by increased staffing and consulting costs to support our growing organization, to address the requirements of the Sarbanes-Oxley Act and to further strengthen our corporate governance activities.

During 2004, we addressed the decrease in demand for our services through the voluntary and involuntary turnover of our professionals as well as through reassignments of professionals to other practice areas. Our efforts were successful in neutralizing the impact of decreased demand for our services. Any decrease in revenues without a corresponding reduction in our costs would harm our profitability.

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

Revenue Recognition. Our services are primarily rendered under arrangements that require the client to pay us on a time-and-expense basis. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed upon rates as work is performed. We recognize revenue from reimbursable expenses in the period in which the expense is incurred. The basis for our policy is the fact that we normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the engagement and at our agreed-upon hourly rates. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We recognize revenues for these arrangements when all the performance-based criteria are met and collection of the fee is reasonably assured.

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

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable as well as potential fee reductions or refunds imposed by bankruptcy courts. Even if a bankruptcy court approves of our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for these risks by reviewing the status of all accounts and recording reserves based on our experiences in these cases and historical bad debt expense. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability to pay our fees, or the bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we receive retainers from some of our clients prior to performing significant services.

The provision for doubtful accounts and unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments, estimates of refunds that may be imposed by bankruptcy courts and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments, the provision is recorded as bad debt expense which we classify within selling, general and administrative expense.

Goodwill and Other Intangible Assets. As of December 31, 2004, goodwill and the other intangible assets represented 73.2% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we completed during 2002 and the fourth quarter of 2003. Other intangible assets include tradenames, customer relationships, contract backlog, non-competition agreements and intellectual property. We make at least annual impairment assessments of our goodwill and intangible assets in accordance with our stated accounting policy. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

Income Taxes. Our income tax provision consists principally of federal and state income taxes. Our estimated combined federal and state income tax rate for 2004 is 42.1%. We generate income in a significant number of states located throughout the United States. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have not recorded a valuation allowance on our deferred tax assets as we believe the recorded amounts are more likely than not to be realized. If the assumptions used in preparing our income tax provision differ from those used in the preparation of our income tax return, we may experience a change in our effective income tax rate for the year.

Significant New Accounting Pronouncement

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, we generally do not recognize compensation cost related to employee stock options. In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption of Statement 123(R) on July 1, 2005, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of the fair-value method prescribed by Statement No. 123(R) will have a significant impact on our results of operations, although it will not have an impact on our overall financial position. The impact of adopting Statement No. 123(R) can not be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the notes to our consolidated financial statements. See “Item 8. Financial Statements and Supplementary Data—Note 1. Descriptions of Business and Significant Accounting Policies—Stock-based compensation.” Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting principles. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. Had we adopted this statement in prior periods using the valuation method and assumptions applied in our pro forma disclosures, we would have reduced our net operating cash flows and increased our net financing cash flows by $2.2 million during 2004, $11.6 million during 2003 and $12.8 million during 2002. When Statement No. 123(R) is adopted, we may elect to change our valuation method or assumptions. Such changes could have an impact on the amount of stock-based compensation we record.

Results of Continuing Operations

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

Revenues.

	2004		2003		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Forensic and Litigation Consulting and Technology	$178,650	41.8%	$103,101	27.4%	73.3%
Corporate Finance/Restructuring	162,495	38.1%	255,336	68.0%	(36.4)%
Economic Consulting	85,860	20.1%	17,258	4.6%	397.5%

Total	$427,005	100.0%	$375,695	100.0%	13.7%

Revenues from continuing operations increased during the year ended December 31, 2004 as compared to the comparable period of 2003. This increase is primarily attributable to the acquisitions we completed during the fourth quarter of 2003 offset by the decrease in demand for our corporate finance/restructuring services, which began during the third quarter of 2003, as well as the unanticipated departure of professionals from this practice during the first quarter of 2004. The acquisitions of Ten Eyck and the dispute advisory services business from KPMG accounted for about $67.8 million of the $75.5 million increase in revenues from our forensic and litigation consulting and technology group. The remainder of the increase in revenues from our forensic and litigation consulting and technology group is primarily attributable to growth in our trial consulting business.

The acquisition of Lexecon accounted for substantially all of the increase in revenues related to our economic consulting practice.

Our corporate finance/restructuring practice accounted for 68.0% of our revenues during year ended December 31, 2003 as compared to 38.1% during the year ended December 31, 2004. Late in the third quarter of 2003, we began to experience a decrease in demand for our corporate finance/restructuring related services, which has negatively impacted our revenues from that segment. The departure of a number of our billable professionals in the corporate finance/restructuring practice during the first quarter of 2004 also contributed to the decrease in revenues from that segment. Because this practice generates the highest billable rate per hour, the decrease in revenues attributable to this segment has largely impacted our overall revenue growth. Revenues attributable to this practice stabilized beginning in the second quarter of 2004 after decreasing significantly from the fourth quarter of 2003 to the first quarter of 2004.

Direct Cost of Revenues.

	2004		2003
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic and Litigation Consulting and Technology	$95,473	53.4%	$57,256	55.5%	66.7%
Corporate Finance/Restructuring	84,877	52.2%	108,826	42.6%	(22.0)%
Economic Consulting	54,620	63.6%	10,347	60.0%	427.9%

Total	$234,970	55.0%	$176,429	47.0%	33.2%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including the amortization of signing bonuses given in the form of forgivable loans, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement, and other related expenses billable to clients. Direct cost of revenues increased as a percentage of revenues in both our corporate finance/restructuring and economic consulting segments primarily due to lower utilization rates experienced by those practices during the year ended December 31, 2004 as compared to the same period in 2003. This resulted from revenues growing at a slower pace than direct costs. In addition:

•	The number of billable professionals in our corporate finance/restructuring practice decreased by 20.3%, from 305 to 243, resulting in a decrease in direct costs in that practice. The unanticipated departure of some of our professionals in this practice during the first quarter of 2004 accounts for the majority of the decrease. This contributed to the increase in direct costs as a percentage of revenues in that practice, primarily because these professionals generally operated at higher utilization rates and higher billable rates than our other professionals.

•	The acquisition of Lexecon, which operates at a lower gross margin than our other operating segments, contributed to the increase in our economic consulting practice.

•	During 2004, we paid $10.6 million in signing bonuses to attract and retain highly-skilled professionals. These signing bonuses were granted in the form of forgivable loans that we are amortizing over periods of one to five years. These signing bonuses increased direct costs during 2004 as compared to 2003 by $0.8 million in the forensic and litigation consulting and technology, $1.4 million in the corporate finance practice and $0.4 million in the economic practice.

Direct cost of revenues as a percentage of revenues for the forensic and litigation consulting and technology practice decreased slightly during 2004 as compared to 2003. This is primarily due to an improvement in utilization rates which resulted in revenues growing at a faster pace than direct costs.

Selling, General and Administrative Expense.

	2004		2003
	SG & A	% of Segment Revenues	SG & A	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic and Litigation Consulting and Technology	$36,175	20.2%	N/A	N/A	N/A
Corporate Finance/Restructuring	28,512	17.5%	N/A	N/A	N/A
Economic Consulting	12,839	15.0%	N/A	N/A	N/A
Corporate	24,534	N/A	$17,632	N/A	39.1%

Total	$102,060	23.9%	$78,701	20.9%	29.7%

N/A – Not available

Selling, general and administrative expenses consist primarily of salaries and benefits paid to sales and corporate office staff, rent, marketing, corporate overhead expenses, bad debt expense and depreciation and amortization of property and equipment. Segment selling, general and administrative costs includes those expenses that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Unallocated corporate selling, general and administrative costs include costs related to other centrally managed administrative costs. These administrative costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development functions, as well as costs related to overall corporate management. Selling, general and administrative expense increased as a percentage of our total revenues for the year ended December 31, 2004 as compared to the same period in 2003. This increase is largely attributable to increased personnel, facilities and general corporate expenses associated with the businesses we acquired in late 2003. The number of non-billable employees increased by 12.4%, from 258 at December 31, 2003 to 290 at December 31, 2004.

The increase in corporate overhead expenses is primarily related to increased back-office staffing and related costs to support our growing organization. In addition, corporate staffing and consulting costs have increased to address the requirements of the Sarbanes-Oxley Act and to further strengthen our corporate governance activities. In particular, beginning in late 2003 we began expanding our internal legal and audit departments and enhanced our regulatory reporting functions.

Bad debt expense increased as a percentage of revenues from 1.4% for the year ended December 31, 2003 to 1.7% for the year ended December 31, 2004. This increase accounted for $2.0 million of the increase in our total selling, general and administrative expenses. The majority of this increase, or $1.6 million, is attributable to our acquired operations. The remaining increase is primarily attributable to our corporate finance practice. The days sales outstanding related to our corporate finance practice more than doubled, from just under 30 days to just under 60 days. As a result of the unanticipated departure of professionals during the first quarter of 2004, we returned a large volume of retainers to clients we lost. This resulted in an increase in days sales outstanding, as the remaining part of this practice does not generally obtain large retainers in advance of performing work.

Depreciation and amortization of property and equipment classified within total selling, general and administrative expense increased by $3.1 million or 51.1% from the year ended December 31, 2003 as compared to the same period in 2004. This increase is a result of the increase in the furniture and equipment and office build-out necessary to support a larger organization which grew as a result of the acquisitions we completed during the fourth quarter of 2004.

Loss on Abandoned Facilities. During the fourth quarter of 2004, we consolidated our New York City and one of our Saddle Brook, New Jersey offices and relocated our employees into new office facilities in New York City. As a result of this decision, we vacated our leased office facilities prior to the lease termination dates. During the fourth quarter of 2004, we recorded a loss of $4.7 million related to the abandoned facilities.

Special Termination Charges. During the fourth quarter of 2003 we recorded $3.1 million of special termination charges. These charges relate to contractual benefits payable to specified employees as a result of the termination of their employment.

Amortization of Other Intangible Assets. The amortization expense related to other intangible assets increased by $3.2 million, or 85.8%, for the year ended December 31, 2004 as compared to the same period in 2003. This increase is related to the identifiable intangible assets recorded in connection with the acquisitions we completed during the fourth quarter of 2003.

Interest Expense. Interest expense consists primarily of interest on debt we incurred to purchase businesses over the past several years, including the amortization of deferred bank financing fees. Interest expense increased by $1.0 million, or 18.7% for the year ended December 31, 2004 as compared to the same period in 2003. This increase is primarily attributable to higher average borrowings outstanding during 2004 as compared to 2003. Average borrowings increased in the fourth quarter of 2003 and remained at this higher level throughout 2004 as a result of the three business combinations completed in late 2003. During the year ended December 31, 2003, we wrote-off about $768,000 of deferred bank financing fees as a result of the early extinguishment of long-term debt.

Discount on Note Receivable. In December 2004, we agreed to discount a note receivable due from the owners of one of our former subsidiaries. We discounted this note by $475,000 in exchange for payment of the note ahead of its maturity in 2010. We received this prepayment in January 2005.

Litigation Settlement gains (losses), net. During the fourth quarter of 2004, we reached settlement on various lawsuits. As a result, we recorded a gain of $1.7 million, net of legal costs.

Income Taxes. Our effective tax rate for continuing operations was 42.1% during 2004 and 40.9% during 2003. Our effective tax rate increased over the past year as a result of an increasing portion of our taxable income being generated in state and local jurisdictions with higher tax rates. See note 9 of Notes to Consolidated Financial Statements appearing elsewhere in this annual report for a reconciliation of the federal statutory rate to our effective tax rates during each of these years, and a summary of the components of our deferred tax assets and liabilities. We presently anticipate that our effective tax rate during 2005 will be similar to 2004.

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

Revenues. Revenues from continuing operations increased 67.6% from $224.1 million for the year ended December 31, 2002 to $375.7 million for 2003. This increase is primarily attributable to the acquisition of BRS, which occurred as of August 30, 2002. Our corporate finance/restructuring practice accounted for about 68% of our revenues during 2003. About 27% of our revenues were attributable to our forensic and litigation consulting and technology practice, and less than 5% of our revenues were derived from our economic consulting practice.

During the third quarter of 2003, we began to experience a decrease in demand for our corporate finance/restructuring related services. Consequently, the decrease in the demand for those services resulted in a lower utilization of billable professionals during the second half of 2003 than we had experienced in earlier quarters and a decline in the growth of our revenues beginning in the third quarter of 2003. We began mitigating the impact of this decrease in demand by redeploying some of these professionals to work on transaction support, loan due diligence reviews and forensic accounting assignments where demand was higher. In addition, during the fourth quarter of 2003, we recorded a special termination charge totaling $3.1 million related to contractual benefits due to specified employees as a result of the termination of their employment.

Headcount Summary

As of December 31,	Billable	Non-billable	Total
2003	827	258	1,085
2002 *	610	159	769

Increase	217	99	316

% Increase	35.6%	62.3%	41.1%

*	The headcount information for 2002 excludes 294 employees associated with our discontinued operations.

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

Utilization of billable professionals was about 83% during 2003, compared to about 88% for the same period of 2002. We experienced a decrease in utilization rates across our largest practice areas in 2003, consisting of our corporate finance/restructuring practice and our forensic and litigation consulting and technology practice. During 2003, the volume of bankruptcy cases declined. As a result, utilization rates decreased in our corporate finance/restructuring practice primarily due to the decrease in demand for these services. The decrease in utilization rates in our forensic and litigation consulting and technology practice is primarily attributable to the DAS business that we acquired from KPMG in the fourth quarter of 2003. We acquired 151 billable employees from this transaction. The overall utilization rate of these professionals was lower than our existing practice. As a result, we actively repositioned our resources to focus on services where demand was higher.

Our average bill rate per hour for 2003 was $363, an increase from an average of $311 for 2002. The improvement in our bill rates was the result of several factors, including:

•	an increase in our standard hourly bill rates during the year;

•	an increased concentration of corporate finance/restructuring consulting services, beginning in August 2002, which typically have higher hourly bill rates than some of our other practice areas; and

•	a decrease in billable employees in our corporate finance/restructuring practice primarily at the lower levels, which resulted in an increasing percentage of our professional employees being billable at higher rates.

Direct Cost of Revenues. Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, the cost of outside consultants assigned to revenue-generating activities and other related expenses billable to clients. Direct cost of revenues from our continuing operations was 47.0% of our total revenues for the year ended December 31, 2003 as compared to 48.2% for the comparable period in 2002. The increases in our bill rates resulted in revenues increasing at a faster rate than direct costs.

Selling, General and Administrative Expense. Selling, general and administrative expense was 20.9% of our total revenues for 2003 and 23.0% for 2002. This improvement in 2003 was primarily due to the greater leverage of our corporate overhead costs in relation to our increased revenue base resulting primarily from the acquisition of BRS. Although selling, general and administrative expense did not increase as a percentage of revenues, it increased in absolute dollars by $27.1 million. This increase is largely attributable to increased personnel, facilities and general corporate expenses associated with the acquired operations of BRS and other business expansion.

Our corporate overhead expenses, included in selling, general and administrative expense, represented about 5.0% of total revenues for the year ended December 31, 2003 and 6.8% for 2002. Although corporate overhead expenses did not increase as a percentage of revenues, it increased in absolute dollars by $3.5 million or 23.1%. The increase in corporate overhead expenses is primarily related to increased staffing and consulting costs to address the requirements of the Sarbanes-Oxley Act and to further strengthen our corporate governance and control activities. In particular, we have created an internal legal department, expanded internal audit activities and enhanced our regulatory reporting functions. We also increased our back-office staffing during 2003 to support our growing organization. The decline in our corporate overhead costs relative to our revenues reflects the increased leverage of our overhead and corporate support services in relation to our increased revenue base.

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

Amortization of Other Intangible Assets. In connection with the acquisition of BRS in August 2002, we recorded $5.1 million of other intangible assets, consisting primarily of client backlog. We began to amortize these other intangible assets in September 2002. Amortization expense of $1.0 million in 2002 is entirely attributable to the BRS acquisition. We recorded additional amortizable intangible assets in connection with our acquisition activities in the fourth quarter of 2003. Amortization expense increased by $2.7 million to $3.7 million during 2003 of which $3.1 million relates to the BRS acquisition and $0.6 million relates to the acquisitions completed in 2003.

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

Income Taxes. Our effective tax rate for continuing operations in 2003 was 40.9% compared to 40.4% in 2002. Our effective tax rate increased from 2002 to 2003 as a result of an increasing portion of our taxable income being generated in state and local jurisdictions with high tax rates. See note 9 of Notes to Consolidated Financial Statements appearing elsewhere in this annual report for a reconciliation of the federal statutory rate to our effective tax rates during each of these years, and a summary of the components of our deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash Flows.

	Year Ended December 31,		Change from Previous Year
	2004	2003	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$58,443	$100,177	$(41,734)	(41.7)%
Net cash used in investing activities	(13,693)	(231,741)	218,048	94.1%
Net cash (used in) provided by financing activities	(24,811)	127,423	(152,234)	(119.5)%

We have historically financed our operations and capital expenditures solely through cash flows from operations. However, during the early part of 2004, our operating income declined as compared to the same period of 2003. As a result we used borrowings under our revolving credit facility to finance some of our cash needs for operating activities and capital expenditures during 2004. We also used borrowings under our revolving credit facility to finance our share repurchase program, discussed in more detail below. As of December 31, 2004, we fully repaid all borrowings under our revolving credit facility. During 2004, our working capital requirements were higher than we have historically experienced primarily due to:

•	increased requirements during the first quarter of 2004 to fund the working capital needs of the dispute advisory services business of KPMG that we acquired in October 2003;

•	increased quarterly incentive compensation payments attributable to the Lexecon business that we acquired in November 2003, as Lexecon has more frequent incentive compensation payments than our existing businesses;

•	increased sign-on and retention compensation paid during 2004 to attract senior-level professionals and retain our strongest performers; and

•	refunds of retainer balances associated with the loss of client engagements resulting from the departure of corporate finance/restructuring professionals.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. Our billed and unbilled accounts receivable, net of billings in excess of services provided has increased primarily due to the following:

•	A decrease in retainers we collect from our clients prior to the performance of our service. Historically, our corporate finance/restructuring practice has generated the largest amount of retainers from our clients prior to beginning any billable work. This practice area also generates the lowest days sales outstanding rate in our company. The professionals that left us during the first quarter of 2004 transferred some of our clients and engagements to their new company. As a result, we were required to refund a large amount of retainer balances. Accordingly, the average days sales outstanding in this practice area more than doubled, from just under 30 days to just under 60 days. The corporate finance/restructuring practice continues to have the shortest collection period in our company.

•	The acquisition of the dispute advisory services business of KPMG. We did not acquire any accounts receivable when we acquired the dispute advisory services business of KPMG during the fourth quarter of 2003. This business also did not begin to generate a substantial amount of revenues until late in the first quarter of 2004. Accordingly, the net accounts receivable attributable to the forensic and litigation consulting and technology practice has increased substantially more than our other practice areas during 2004 as compared to December 31, 2003.

•	The acquisition of Lexecon. The average days sales outstanding for our economic practice area is the highest in our company and is attributable to the acquisition of Lexecon which occurred late in the fourth quarter of 2003. Lexecon has been engaged to provide services for a client where payment of our fees is deferred until the conclusion of the matter. At December 31, 2004, billed and unbilled receivables for this business included $7.3 million of fees for services rendered where payment will not be received until completion of the matter. This specific matter is the primary reason for days sales outstanding increasing in the economic practice.

Net cash used in investing activities during the year ended December 31, 2004 decreased $218.0 million as compared to the same period in 2003, primarily due to $234.1 million of cash used during 2003 to fund our acquisition activities offset by $12.2 million of cash received during 2003 from the sale of our applied sciences practice.

Due to the acquisitions we completed during the fourth quarter of 2003, our average employee headcount during 2004 was about 20% higher than during 2003. Accordingly, capital expenditures increased from $10.6 million during 2003 to $11.9 million during 2004 to support a larger organization during 2004 as compared to during 2003. This increase is primarily due to an increase in spending for leasehold improvements to modify and expand our office facilities, and to acquire additional furniture and information technology equipment. We had no material outstanding purchase commitments as of December 31, 2004.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions. During the first quarter of 2003, we completed the public offering of 4.0 million shares of our common stock, generating net cash proceeds of $99.2 million. We used about half of the net proceeds from the stock offering to repay our long-term debt. We also used all of the net cash proceeds from the sale of our applied sciences practice to repay debt. During the fourth quarter of 2003, we borrowed $104.1 million under our amended and restated bank credit facility in order to finance our acquisition of Lexecon. During the year ended December 31, 2004, our financing activities consisted principally of $16.3 million of principal payments on our term loans and $47.5 million of borrowings under our revolving credit facility that were repaid in full during the year.

In October 2003, our board of directors approved a share repurchase program under which we may purchase, from time to time, up to $50.0 million of our common stock over the next twelve months. In October 2004, our board of directors extended the share repurchase program through October 31, 2005. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During 2003, we purchased and retired 194,200 shares of our common stock at a total cost of about $4.0 million. During 2004, we purchased and retired 657,300 shares of our common stock at a total cost of about $10.8 million. Since inception of the program, we have purchased and retired a total of 851,500 shares of our common stock for $14.8 million.

Capital Resources. Our amended and restated bank credit facility provides for up to $225.0 million of secured financing, consisting of a $100.0 million revolving loan and $125.0 million in term loans. The maturity date of the $100.0 million revolving credit facility is November 28, 2008. However, we may choose to repay outstanding borrowings under the revolving credit facility at any time before maturity without penalty. Principal payments on the term loans are payable quarterly through September 30, 2008. Debt under the credit facility bears interest at an annual rate equal to either the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the credit facility, the lenders have a security interest in substantially all of our assets. As of December 31, 2004, we had outstanding aggregate debt under the credit facility of $105.0 million, bearing interest at rates ranging from 3.7% to 4.0%. We are not subject to any penalties for early payment of debt under the credit facility.

Our amended and restated bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. At December 31, 2004, we were in compliance with all covenants as stipulated in the credit facility agreements.

As of December 31, 2004, our capital resources included $25.7 million of cash and cash equivalents and a $100.0 million revolving loan commitment under our amended and restated bank credit facility. The availability of borrowings under our revolving credit facility is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving credit facility. As of December 31, 2004, we have $10.0 million of outstanding letters of credit, including an $8.0 million letter of credit used in place of a security deposit for the New York City lease we entered into in July 2004. As of December 31, 2004, we have $90.0 million of available borrowings under our revolving credit facility.

Future Capital Needs. We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our business;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	up to $35.2 million of discretionary funding for our share repurchase program that has been extended through October 31, 2005;

•	$20.0 million of cash to fund the acquisition of the Ringtail group, which we completed on February 28, 2005; and

•	potential acquisitions of businesses that would allow us to diversify or expand our current service offerings.

We anticipate capital expenditures will be about $12.0 million during 2005. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisition of Ringtail. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate.

Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of December 31, 2004. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions, such as interest rates. Future events could cause actual payments to differ from these amounts. See “—Forward-Looking Statements.”

Future contractual obligations related to our long-term debt include principal amortization and estimated interest payments based on interest rates in effect on January 1, 2005. The long-term debt obligations also assume that payments will be made based on the current payment schedule and excludes any drawdown under the revolving loan commitment.

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
			(in thousands)
Long-term debt	$115,097	$25,509	$29,497	$33,268	$26,823	$—	$—
Operating leases	154,345	12,766	13,488	13,085	12,281	12,252	90,473
Capital lease obligations	362	254	89	16	3	—	—

Total obligations	$269,804	$38,529	$43,074	$46,369	$39,107	$12,252	$90,473

Future Outlook. We believe that our anticipated operating cash flows and our $115.7 million in total liquidity, consisting of our cash on hand and the total borrowings available under our bank credit facility are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	funds required for debt service payments;

•	funds required for capital expenditures of about $12.0 million;

•	$20.0 million of cash required to fund our acquisition of the Ringtail group completed in February 2005;

•	the discretionary funding of our share repurchase program; and

•	other future contractual obligations.

For the last several years our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our bank credit facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any acquisition transactions, not currently contemplated, or any unexpected changes in significant numbers of billable professionals. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunity, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our current credit facility. See “— Forward-Looking Statements.”

Effect of Inflation. Inflation is not generally a material factor affecting our business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates on our variable rate debt. Our primary interest rate risk results from changes in the U.S. Prime and Eurodollar rates, which are used to determine the interest rates applicable to borrowings under our bank credit facility. Interest rate changes expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates. As of December 31, 2004, we did not have any derivative instruments.

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates as of December 31, 2004. The table presents principal cash flows and related weighted average interest rates by year of maturity for our bank credit facility. We have estimated the fair value of our bank credit facility based on its carrying value, as interest rates are reset every 30 to 90 days. For the interest rate swap in effect as of December 31, 2003, the table presents the notional amount and average pay and receive rates. The fair value of our derivative financial instrument is based on estimates from bankers to settle the interest rate swap agreement.

	Year of Maturity						2004		2003
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Total	Fair Value
			(in thousands)
Interest Rate Sensitivity:
Long-term debt
Variable rate	$21,250	$26,250	$31,250	$26,250	$—	$—	$105,000	$105,000	$121,250	$121,250
Average interest rate	4%	4%	4%	4%			4%		3%
Interest rate swap
Variable to Fixed	$—	$—	$—	$—	$—	$—	$—	$—	$8,670	$41
Average pay rate										7%
Average receive rate										1%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has issued an attestation report on management’s assessment of internal controls, which is included elsewhere in this annual report.

Date: March 9, 2005

/S/ JACK B. DUNN, IV
Jack B. Dunn, IV President and Chief Executive Officer (principal executive officer)

/S/ THEODORE I. PINCUS
Theodore I. Pincus Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that FTI Consulting, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FTI Consulting, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that FTI Consulting, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FTI Consulting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FTI Consulting, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

March 9, 2005

Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements

Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTI Consulting, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FTI Consulting, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

March 9, 2005

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$25,704	$5,765
Accounts receivable
Billed receivables	89,536	68,906
Unbilled receivables	30,663	34,672
Allowance for doubtful accounts and unbilled services	(16,693)	(20,045)

	103,506	83,533
Notes receivable	9,031	109
Prepaid expenses and other current assets	6,041	4,998
Deferred income taxes	6,287	4,798

Total current assets	150,569	99,203
Property and equipment, net	23,342	21,921
Goodwill	507,656	514,544
Other intangible assets, net	10,978	10,137
Other assets	15,980	14,760

Total assets	$708,525	$660,565

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$20,771	$18,869
Accrued compensation	39,383	32,815
Current portion of long-term debt	21,250	16,250
Billings in excess of services provided	8,924	16,336

Total current liabilities	90,328	84,270
Long-term debt, net of current portion	83,750	105,000
Deferred rent, capital lease obligations and other, net of current portion	12,745	1,822
Deferred income taxes	25,548	14,317
Commitments and contingent liabilities (notes 6, 7, 8 and 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 42,487 shares issued and outstanding — 2004; and 42,253 shares issued and outstanding — 2003	425	423
Additional paid-in capital	333,735	332,823
Unearned compensation	(8,551)	(5,733)
Retained earnings	170,545	127,667
Accumulated other comprehensive loss	—	(24)

Total stockholders’ equity	496,154	455,156

Total liabilities and stockholders’ equity	$708,525	$660,565

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues	$427,005	$375,695	$224,113

Operating expenses
Direct cost of revenues	234,970	176,429	108,104
Selling, general and administrative expense	102,060	78,701	51,647
Loss on abandoned facilities	4,670	—	—
Special termination charges	—	3,060	—
Amortization of other intangible assets	6,836	3,680	1,033

	348,536	261,870	160,784

Operating income	78,469	113,825	63,329

Other income (expense)
Interest income	788	1,193	155
Interest expense	(6,399)	(5,389)	(4,872)
Discount on note receivable	(475)	—	—
Litigation settlement gains (losses), net	1,672	—	—

	(4,414)	(4,196)	(4,717)

Income from continuing operations before income tax provision	74,055	109,629	58,612
Income tax provision	31,177	44,838	23,704

Income from continuing operations	42,878	64,791	34,908

Discontinued operations
Income from operations of discontinued operations, net of income tax provision of $1,156 in 2003 and $2,198 in 2002	—	1,649	3,145
Loss from sale of discontinued operations, net of income tax provision (benefit) of $2,810 in 2003 and ($607) in 2002	—	(6,971)	(891)

(Loss) income from discontinued operations	—	(5,322)	2,254

Net income	$42,878	$59,469	$37,162

Earnings per common share — basic
Income from continuing operations	$1.02	$1.58	$1.09

Net income	$1.02	$1.45	$1.16

Earnings per common share — diluted
Income from continuing operations	$1.01	$1.54	$1.02

Net income	$1.01	$1.41	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2001	29,387	$294	$75,318	$(568)	$31,036	$(944)	$105,136
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $12,754	1,815	18	19,259				19,277
Employee stock purchase plan	229	2	3,023				3,025
Restricted shares	6	—	28				28
Business combinations	4,569	46	102,844				102,890
Payment for fractional shares	—	—	(16)				(16)
Amortization of unearned compensation				222			222
Comprehensive income:
Other comprehensive income—change in fair value of interest rate swaps, net of income tax provision of $185						251	251
Net income					37,162		37,162

Total comprehensive income							37,413

Balance, December 31, 2002	36,006	360	200,456	(346)	68,198	(693)	267,975
Issuance of common stock in connection with:
Public offering, net of offering costs of $1,386	3,992	40	99,183				99,223
Exercise of options, including income tax benefit of $11,599	1,798	18	24,478				24,496
Employee stock purchase plan	196	2	4,041				4,043
Restricted shares, net of forfeitures	282	3	5,807	(5,822)			(12)
Business combinations	176	2	2,372				2,374
Purchase and retirement of common stock	(194)	(2)	(4,030)				(4,032)
Payment for fractional shares	(3)	—	(2)				(2)
Amortization of unearned compensation			518	435			953
Comprehensive income:
Other comprehensive income—change in fair value of interest rate swaps, net of income tax provision of $228						669	669
Net income					59,469		59,469

Total comprehensive income							60,138

Balance, December 31, 2003	42,253	423	332,823	(5,733)	127,667	(24)	455,156
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $2,055	462	5	4,920				4,925
Employee stock purchase plan	202	2	2,837				2,839
Restricted shares, net of forfeitures	227	2	4,140	(4,142)			—
Purchase and retirement of common stock	(657)	(7)	(10,803)				(10,810)
Contingent payments to former owners of subsidiary, net of income tax benefit of $126			(182)				(182)
Amortization of unearned compensation				1,324			1,324
Comprehensive income:
Other comprehensive income—change in fair value of interest rate swaps, net of income tax provision of $17						24	24
Net income					42,878		42,878

Total comprehensive income							42,902

Balance, December 31, 2004	42,487	$425	$333,735	$(8,551)	$170,545	$—	$496,154

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income	$42,878	$59,469	$37,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	9,113	7,003	4,947
Amortization of other intangible assets	6,836	3,680	1,033
Income tax benefit from stock option exercises and other	2,181	11,599	12,754
Provision for doubtful accounts	7,062	5,109	2,776
Non-cash stock-based compensation	1,324	941	307
Loss from sale of discontinued operations	—	6,971	1,209
Loss on abandoned facilities	4,670	—	—
Non-cash interest expense and other	1,949	1,873	542
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(27,860)	179	551
Prepaid expenses and other assets	(10,328)	(1,401)	(985)
Accounts payable, accrued expenses and other	13,824	6,109	5,849
Income taxes payable	7,638	4,311	8,280
Accrued compensation expense	6,568	(1,841)	11,581
Billings in excess of services provided	(7,412)	(3,825)	(5,349)

Net cash provided by operating activities	58,443	100,177	80,657

Investing activities
Purchases of property and equipment	(11,939)	(10,612)	(8,777)
Payments for acquisition of businesses, including contingent payments and acquisition costs	(1,253)	(234,117)	(145,409)
Cash received from sale of discontinued operations	—	12,150	—
Change in other assets	(501)	838	(2,200)

Net cash used in investing activities	(13,693)	(231,741)	(156,386)

Financing activities
Issuance of common stock, net of offering costs	—	99,223	—
Issuance of common stock under equity compensation plans	2,870	12,897	6,523
Purchase and retirement of common stock	(10,810)	(4,032)	—
Borrowings under long-term credit facility	—	109,121	119,000
Payments of long-term debt	(16,250)	(85,704)	(49,333)
Borrowings under revolving credit facility	47,500	5,000	45,000
Payments of revolving credit facility	(47,500)	(5,000)	(45,000)
Payments of capital lease obligations	(571)	(307)	(214)
Payments of debt financing fees and other	(50)	(3,775)	(3,197)

Net cash (used in) provided by financing activities	(24,811)	127,423	72,779

Net increase (decrease) in cash and cash equivalents	19,939	(4,141)	(2,950)
Cash and cash equivalents, beginning of year	5,765	9,906	12,856

Cash and cash equivalents, end of year	$25,704	$5,765	$9,906

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

1. Description of Business and Significant Accounting Policies

Description of business. We are one of the largest providers of forensic and litigation consulting and technology, corporate finance/restructuring and economic consulting services in the United States. Within our forensic and litigation consulting and technology practice, we work with companies faced with fraud, financial disclosure and accounting investigations, misstatements and malpractice issues. We provide evaluation services, electronic evidence and repository hosting services and creative solutions to litigation and trial management problems, and help our clients mitigate the cost of or avoid litigation. Our corporate finance/restructuring practice assists under performing companies in making decisions to improve their financial and operational position given their current situation, as well as provides services in connection with bankruptcies, mergers and acquisitions and restructuring management. Within our economic consulting practice, we provide sophisticated economic, competition and anti-trust modeling and analysis, and merger, acquisition and financial advisory services.

We have a total workforce of over 1,000 employees who are strategically located in 24 cities in the United States, as well as in London, England and Melbourne, Australia. Our clients include companies, as well as creditors or other stakeholders, such as financial institutions, private equity firms and the law firms that represent them.

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

We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value and to account for any potential refunds that may be imposed by bankruptcy courts. We estimate the amount of the required allowance by reviewing the status of significant client matters and past-due receivables as well as by analyzing historical bad debt trends and realization adjustments to our revenues. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, the controls and procedures designed to estimate realization adjustments to our revenues and a lack of concentrations of accounts receivable. Accounts receivable balances are not collateralized.

We also make estimates in determining self-insurance reserves for certain employee benefit plans and other ordinary accruals. These estimates are based upon historical trends, current experience and knowledge of relevant factors.

Cash equivalents. Cash equivalents consist of highly liquid short-term investments with maturities of three months or less at the time of purchase.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Supplemental cash flow information.

	Year Ended December 31,
	2004	2003	2002

Cash paid for interest	$4,962	$3,554	$4,100

Cash paid for income taxes, net of refunds	$21,358	$28,705	$4,500

Other non-cash investing and financing activities
Assets acquired under capital lease	$—	$41	$514
Issuance of common stock to acquire businesses	$—	$2,374	$102,890

Property and equipment. We record property and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives ranging from three to seven years for furniture, equipment and internal use software. We amortize leasehold improvements and assets under capital leases over the shorter of the estimated useful life of the asset or the lease term. The gross amount of assets recorded under capital lease obligations included in furniture, equipment and software is $1.3 million as of December 31, 2004 and $1.5 million as of December 31, 2003.

We capitalize costs incurred during the application development stage of computer software developed or obtained for internal use. Capitalized software is classified within furniture, equipment and software and is amortized over the estimated useful life of the software, which is generally three years.

Goodwill. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in purchase business combinations. Upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we ceased amortizing goodwill. We review goodwill for impairment as of October 1 of each year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. For purposes of impairment testing, our reporting units are our operating segments which represent the lowest level for which discrete financial information is available and regularly reviewed by management. Components are combined when determining reporting units if they have similar economic characteristics.

Other intangible assets. We amortize our intangible assets that have finite lives over the estimated periods benefited using the straight-line method. See Note 5. “Goodwill and Other Intangible Assets.”

Valuation of long-lived assets excluding goodwill. We review long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows we expect the assets to generate. We group assets at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset,

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

an impairment loss, if any, is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

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

As part of managing the exposure to changes in the market interest rates on our variable rate debt, we may enter into interest rate swap transactions with financial institutions acting as the counter-party. To ensure both appropriate use as a hedge and hedge accounting treatment, all swaps entered into are designated according to the hedge objective against a specific debt issue. The notional amounts, rates and maturities of our interest rate swaps are closely matched to the related terms of hedged debt obligations. As of December 31, 2004, we are not a party to any interest rate swap agreements.

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

Revenue recognition. We derive most of our revenues from professional service activities. The vast majority of these activities are provided under time-and-expense billing arrangements, and revenues, consisting of billed fees and pass-through expenses, are recorded as work is performed and expenses are incurred. We normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the engagement and at our agreed-upon hourly rates. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We recognize revenues for these arrangements when all the performance-based criteria are met and collection of the fee is reasonably assured.

We record allowances for estimated realization adjustments to our professional services fees that are subject to review by bankruptcy courts. We record provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenues. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the accompanying consolidated balance sheets.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Direct cost of revenues. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues does not include an allocation of overhead costs.

Advertising costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $668,000 during 2004, $406,000 during 2003 and $480,000 during 2002.

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

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$42,878	$59,469	$37,162
Add — Stock-based employee compensation cost included in reported net income, net of income taxes	767	556	183
Deduct — Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(7,391)	(10,052)	(8,059)

Net income, pro forma	$36,254	$49,973	$29,286

Earnings per common share
Basic, as reported	$1.02	$1.45	$1.16

Basic, pro forma	$0.86	$1.22	$0.91

Diluted, as reported	$1.01	$1.41	$1.09

Diluted, pro forma	$0.86	$1.22	$0.87

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

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

	Year Ended December 31,
	2004	2003	2002
Assumptions
Risk-free interest rate — option plan grants	1.90% — 3.91%	1.86% — 2.59%	3.5%
Risk-free interest rate — purchase plan grants	0.96% — 1.61%	1.02% — 1.16%	3.5%
Dividend yield	0%	0%	0%
Expected life of option grants	3 — 5 years	3 years	2.6 years
Expected life of stock purchase plan grants	0.5 years	0.5 years	0.5 years
Stock price volatility — option plan grants	54.6% — 59.6%	55.5% — 59.4%	63.4% — 68.5%
Stock price volatility — purchase plan grants	56.9% — 71.6%	33.8% — 61.0%	54.6% — 57.3%
Weighted average fair value of grants
Stock options:
Grant price=fair market value	$7.09	$8.98	$11.64
Grant price>fair market value	$6.63	$9.17	—
Employee stock purchase plan shares	$6.62	$7.49	$5.53
Restricted shares	$18.60	$20.53	$23.39

Income taxes. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock splits. The board of directors approved a three-for-two split of our common stock payable in the form of a stock dividend to stockholders of record on May 7, 2003, which we paid on June 4, 2003. The board of directors also approved a three-for-two stock split payable in the form of a stock dividend which was distributed to stockholders of record on January 2, 2002. All share and per share data included in these consolidated financial statements have been restated to reflect these stock splits.

Earnings per common share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

adjusts basic earnings per share for the potentially dilutive effects of shares issuable under our stock option plans using the treasury stock method.

	Year Ended December 31,
	2004	2003	2002
Numerator — basic and diluted
Income from continuing operations	$42,878	$64,791	$34,908
(Loss) income from discontinued operations	—	(5,322)	2,254

Net income	$42,878	$59,469	$37,162

Denominator
Weighted average number of common shares outstanding — basic	42,099	40,925	32,031
Effect of dilutive restricted shares	5	—	—
Effect of dilutive stock options	408	1,121	2,166

Weighted average number of common shares outstanding — diluted	42,512	42,046	34,197

Earnings per common share — basic
Income from continuing operations	$1.02	$1.58	$1.09
(Loss) income from discontinued operations	—	(0.13)	0.07

Net income	$1.02	$1.45	$1.16

Earnings per common share — diluted
Income from continuing operations	$1.01	$1.54	$1.02
(Loss) income from discontinued operations	—	(0.13)	0.07

Net income	$1.01	$1.41	$1.09

Antidilutive stock options and restricted shares	3,046	822	1,718

Concentrations of risk. We derive substantially all of our revenue from providing professional services to our clients in the United States. We believe that the geographic and industry diversity of our customer base throughout the U.S. minimizes the risk of incurring material losses due to concentrations of credit risk. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter. At December 31, 2004, billed and unbilled receivables of $9.4 million related to fees for services rendered in connection with two client matters where payment will not be received until the completion of the engagement.

Significant new accounting pronouncements. As permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, we generally do not recognize compensation cost related to employee stock options. In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption of Statement 123(R) on July 1, 2005, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of the fair-value method prescribed by

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Statement No. 123(R) will have a significant impact on our results of operations, although it will not have an impact on our overall financial position. The impact of adopting Statement No. 123(R) can not be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described above under “Stock-based compensation.” Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting principles. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. Had we adopted this statement in prior periods using the valuation method and assumptions applied in our pro forma disclosures, we would have reduced our net operating cash flows and increased our net financing cash flows by $2.2 million during 2004, $11.6 million during 2003 and $12.8 million during 2002. When Statement No. 123(R) is adopted, we may elect to change our valuation method or assumptions. Such changes could have an impact on the amount of stock-based compensation we record.

Reclassifications. We have reclassified some prior period amounts to conform to our current year presentation.

2. Acquisitions

Lexecon. In November 2003, we acquired substantially all of the assets and most of the liabilities of Lexecon Inc. from its parent company, Nextera Enterprises, Inc. Lexecon, located in Chicago, Illinois and Cambridge, Massachusetts, is an economic consulting firm that provides services throughout the United States. Its clients include major law firms and the corporations that they represent, government and regulatory agencies, public and private utilities, and multinational corporations. Lexecon’s services involve the application of economic, financial and public policy principles to market place issues in a large variety of industries. Its services address three broad areas: litigation support, public policy studies and business consulting. Lexecon provides expert witness testimony, economic analyses and other litigation-related services in adversarial proceedings in courts and before regulatory bodies, arbitrators and international trade organizations.

We paid Nextera cash of $129.2 million to acquire Lexecon and we incurred acquisition-related costs of about $1.6 million. We financed the acquisition with a combination of existing cash resources and borrowings of $104.1 million under our amended and restated bank credit facility.

Dispute Advisory Services practice of KPMG. In October 2003, we acquired certain assets and liabilities of the dispute advisory services business of KPMG LLP, a U.S. accounting and tax firm, in exchange for $89.1 million in cash. We also incurred acquisition-related expenses of about $0.8 million. The dispute advisory services, or DAS, business assists clients in the analysis and resolution of all phases of complex disputes in a variety of forums, including litigation, arbitration, mediation and other forms of dispute resolution. The identifiable assets we acquired were client backlog and a nominal amount of computer equipment. We did not acquire the accounts receivable or any other working capital related to KPMG’s DAS business.

Ten Eyck. In October 2003, we acquired the operations and substantially all the net assets of Ten Eyck Associates, P.C. in exchange for about $13.2 million in cash and 175,536 restricted shares of our common stock valued at $2.4 million. Transfer restrictions lapse in two years for 50% of the shares and in four years for the remaining 50% of the shares of common stock paid for this acquisition. The common stock was valued based upon an independent appraisal. We also incurred acquisition-related expenses of about $0.2 million. Ten Eyck is a consulting practice that specializes in Securities and Exchange Commission, or SEC, investigations and securities law litigation, SEC accounting and enforcement consulting, fraud investigations, accountants’ malpractice, director and officer liability issues, financial and accounting crisis management, strategic advice and other financial litigation consulting services.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Domestic Business Recovery Services Division of PricewaterhouseCoopers. In August 2002, we acquired the domestic Business Recovery Services, or BRS, division of PricewaterhouseCoopers, LLP, or PwC, for 4.5 million shares of common stock valued at $101.9 million and $142.0 million in cash, including $2.0 million in acquisition related expenses.

We entered into four-year employment agreements with the former partners of BRS that we acquired. These partners received a total of about 3.6 million shares of our common stock and agreed with us to restrict the transfer of 40% of their shares. During 2004, one-half of these restricted shares became unrestricted, and during 2006, the remaining shares will become unrestricted. We granted the BRS partners contractual protection against a decline in the value of their restricted shares during the four-year restricted period if the market price for the shares falls below $18.89 per share. If a BRS partner terminates his or her employment with us prior to the expiration of the four-year term of the employment agreement, the restricted period for the remaining restricted shares will be extended to eight years from the date of termination, and these shares lose their price protection. During 2004, we paid $308,000 in relation to the price protection provision on those shares that became unrestricted. We recorded the price protection payments as a change in the value of the shares granted upon acquisition through a reduction to additional paid-in capital.

Purchase price allocation. The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed pertaining to the significant acquisitions we completed in 2003 and 2002. During 2004, we completed our valuation of the identifiable intangible assets that we acquired in 2003, consisting principally of contract backlog, client relationships and tradenames. As a result, we increased the amount of purchase price allocated to amortizable intangible assets by $7.7 million. The amortization of this additional amount resulted in a charge to amortization expense of $1.6 million during the fourth quarter of 2004. As of December 31, 2004, our remaining amortizable intangible assets are being amortized over a weighted-average useful life of about 6.5 years. We recorded significant goodwill from these acquisitions as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of these acquisitions will be fully deductible for income tax purposes over the next 15 years.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

A summary of how we allocated the purchase price of the significant businesses we acquired is as follows:

	Lexecon	DAS	BRS
Direct cost of business combinations
Cash paid, including transaction costs	$130,833	$89,910	$141,994
Common stock issued	—	—	101,880

	$130,833	$89,910	$243,874

Net assets acquired
Accounts receivable, billed and unbilled, net	$20,661	$—	$42,651
Other current assets	384	—	—
Furniture, equipment and software	2,032	221	—
Contracts, backlog (estimated 1 year weighted-average useful life)	1,400	2,700	4,200
Customer relationships (estimated 6.5 year weighted average useful life)	5,800	2,500	—
Tradename (indefinite useful life)	2,700	—	—
Intellectual property (estimated 3 year weighted-average useful life)	—	—	360
Non-compete agreements (estimated 4 year weighted-average useful life)	375	381	540
Goodwill	112,513	84,264	218,361
Other assets	67	—	—
Accounts payable and accrued expenses	(14,465)		(1,709)
Billings in excess of services provided	(22)	(156)	(20,529)
Other liabilities	(612)	—	—

	$130,833	$89,910	$243,874

Pro forma results. Our consolidated financial statements include the operating results of each acquired business from the dates of acquisition. The unaudited pro forma financial information below for the years ended December 31, 2003 and 2002 assumes that our material business acquisitions had occurred at the beginning of each of the periods presented.

DAS was not a separate reporting unit of KPMG and as a result, separate complete historical financial statements are not available. The information included in the pro forma presentation consists of the revenue from the book-of-business of the partners and directors who joined FTI and direct expenses, including compensation and benefits of the professionals and administrative personnel joining FTI, reimbursable and subcontractor costs and some practice related costs. Practice related costs consist principally of non-reimbursable costs, bad debt expense, administrative support and depreciation. The direct expenses of DAS do not include an allocation of KPMG’s firm wide expenses such as rent, insurance, national marketing, data processing, accounting, the cost of national support offices and other similar corporate expenses. Accordingly, the unaudited pro forma financial information below is not indicative of the expected results of our future operations.

	Year Ended December 31,
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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

The following combined unaudited pro forma consolidated results of operations for the year ended December 31, 2002 give effect to the acquisition of BRS as if it occurred at the beginning of the period presented below. The results are not necessarily indicative of what would have occurred had this transaction been consummated on that date.

2002
Pro forma financial information for 2002 acquisition
Revenues	$333,134
Income from continuing operations	45,533
Income per common share from continuing operations — basic	$1.31

Net income per common share — basic	$1.38

Income per common share from continuing operations — diluted	$1.24

Net income per common share — diluted	$1.30

3. Discontinued Operations

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

In August 2003, we completed the sale of the SEA asset disposal group to SEA’s senior management for total consideration of $16.0 million. The total consideration included $10.0 million in cash and a promissory note from the buyer in the amount of $6.0 million. We recognized an after-tax loss of $6.8 million in 2003 related to the sale of SEA. Under its original terms, the promissory note accrued annual interest at 9.0% and matured in August 2010. In December 2004, we agreed to discount the note by $475,000 in exchange for prepayment of the principal amount of the note. We classified this discount within other income (expense) in our consolidated statement of income. In January 2005, we received a $5.5 million cash payment in full satisfaction of the note.

Because we eliminated the operations and cash flows of the business components comprising the applied sciences practice from our ongoing operations as a result of the disposal transactions, and because we do not have any significant continuing involvement in the operations after the disposal transactions, we have presented the results of the applied sciences practice’s operations as a discontinued operation for all periods prior to the sale. Summarized operating results of the applied sciences practice are as follows.

	Year Ended December 31,
	2003	2002
Revenues	$24,011	$45,833
Income before income taxes	2,805	5,343
Net income	1,649	3,145

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

4. Balance Sheet Details

	December 31,
	2004	2003
Notes receivable
Note receivable from owners of former subsidiary	$5,525	$—
Notes receivable from employees, current portion	3,506	109

	$9,031	$109

Property and equipment
Furniture, equipment and software	$38,426	$33,425
Leasehold improvements	8,962	6,424
Construction in progress	1,425	1,164

	48,813	41,013
Accumulated depreciation and amortization	(25,471)	(19,092)

	$23,342	$21,921

Other assets
Note receivable from owners of former subsidiary	$2,000	$8,000
Debt financing fees	4,121	5,519
Deferred income taxes	2,925	675
Notes receivable from employees	5,547	—
Other non-current assets	1,387	566

	$15,980	$14,760

Accounts payable, accrued expenses and other
Accounts payable	$7,203	$5,733
Accrued expenses	8,118	7,513
Income taxes payable	3,440	4,420
Current portion of capital lease obligations	237	583
Deferred income taxes	1,773	620

	$20,771	$18,869

Notes receivable due from employees include signing bonuses granted in the form of non-interest bearing forgivable loans to attract and retain highly-skilled professionals. These notes are being amortized to expense over their forgiveness periods of one to five years. Professionals who terminate their employment with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance.

5. Goodwill and Other Intangible Assets

Due to the resignation of a number of our professional staff, we performed an interim impairment test of our goodwill in February 2004. No impairment of goodwill was identified as a result of our test. No impairment of goodwill was identified as a result of our annual impairment test, which we conducted as of October 1, 2004.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Other intangible assets with finite lives are amortized over their estimated useful lives. The changes in the carrying amount of goodwill by reportable segment are as follows.

	Forensic & Litigation & Technology	Corporate Finance/ Restructuring	Economics	Discontinued Operations	Consolidated
Balance, December 31, 2002	$21,035	$267,015	$11,191	$13,214	$312,455
Goodwill acquired during the year	98,698	—	117,939	—	216,637
Adjustment to allocation of BRS purchase price	—	(1,334)	—	—	(1,334)
Goodwill disposed of during the year	—	—	—	(6,441)	(6,441)
Impairment of SEA asset disposal group	—	—	—	(6,773)	(6,773)

Balance, December 31, 2003	119,733	265,681	129,130	—	514,544
Goodwill acquired during the year	731	—	214	—	945
Adjustments to allocation of purchase price	(1,399)	(794)	(5,640)	—	(7,833)

Balance, December 31, 2004	$119,065	$264,887	$123,704	$—	$507,656

As discussed in Note 2. “Acquisitions,” in 2002, we acquired the domestic Business Recovery Services, or BRS, division of PricewaterhouseCoopers, LLP. As discussed in Note 3. “Discontinued Operations,” we sold our applied sciences practice during 2003. During 2003, we recorded a $6.8 million impairment loss to reflect the estimated fair value of the net assets of the SEA asset disposal group less the estimated costs to sell.

For intangible assets with finite lives, we recorded amortization expense of $6.8 million in 2004, $3.7 million in 2003 and $1.0 million in 2002. Based solely on the amortizable intangible assets recorded as of December 31, 2004, we estimate amortization expense to be $2.0 million in 2005, $1.7 million in 2006, $1.5 million in 2007, $1.3 million in 2008, $1.2 million in 2009 and $0.6 million thereafter. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

		December 31, 2004		December 31, 2003
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contracts, backlog	1.5	$491	$395	$12,700	$4,247
Customer relationships	6 to 8	8,300	1,412	—	—
Non-compete agreement	3	2,196	982	1,790	306
Intellectual property	3	360	280	360	160

		11,347	3,069	14,850	4,713
Unamortized intangible assets
Tradename	Indefinite	2,700	—	—	—

		$14,047	$3,069	$14,850	$4,713

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

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

Debt. The fair value of long-term debt approximates its carrying value at December 31, 2004 and 2003, based on an assessment of currently available terms for similar arrangements.

Interest rate swap agreements. The carrying amount of our interest rate swap agreement in effect as of December 31, 2003 is fair value. The fair value of our interest rate swap agreement is based on estimates obtained from bankers to settle the agreements. The interest rate swap agreement in effect as of December 31, 2003 expired in January 2004.

Letters of credit. We use letters of credit to back some lease guarantees. Outstanding letters of credit totaled $10.0 million at December 31, 2004 and $2.0 million at December 31, 2003. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

7. Long-Term Debt and Capital Lease Obligations

	December 31,
	2004	2003
Bank credit facility
Term loans, interest payable monthly or quarterly (3.7% to 4.0% — 2004; 3.1% to 3.2% — 2003)	$105,000	$121,250
Revolving loan commitment of $100.0 million	—	—

Total long-term debt	105,000	121,250
Less current portion	21,250	16,250

Long-term debt, net of current portion	$83,750	$105,000

Total capital lease obligations	$345	$949
Less current portion	237	583

Capital lease obligations, net of current portion	$108	$366

Bank credit facility. Our bank credit facility provides for up to $225.0 million of secured financing, consisting of a $100.0 million revolving credit facility and $125.0 million in term loans. Principal payments on the term loans began on December 31, 2003, and are payable quarterly thereafter through September 30, 2008. The maturity date of the $100.0 million revolving credit facility is November 28, 2008. However, we may choose to repay outstanding borrowings under the revolving credit facility at any time before maturity without penalty. Debt under the credit facility bears interest at an annual rate equal to the Eurodollar rate, plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. In addition, we are required to pay commitment fees on the unused portion of our revolving credit facility. Under our bank credit facility, the lenders have a security interest in substantially all of our assets.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

The bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. As of December 31, 2004, we were in compliance with all covenants as stipulated in the credit facility agreements.

Guarantees. Currently, we do not have any significant debt guarantees related to entities outside of the consolidated group. As of December 31, 2004, substantially all of our subsidiaries are guarantors of borrowings under our bank credit facility in the amount of $105.0 million.

Interest rate swaps. We have previously entered into interest rate swap transactions on a portion of our outstanding term loans. At December 31, 2003, the notional amount of our outstanding interest rate swap agreement was $8.7 million. The interest rate swap resulted in exchanging floating London interbank offered rate, or LIBOR, for a fixed rate of 6.65%, and expired in January 2004. We recognize changes in the fair value of interest rate swaps in the consolidated financial statements as changes in accumulated other comprehensive income (loss). During 2003, we did not recognize a net gain (loss) related to the interest rate swap transactions as there was no ineffective portion of the cash flow hedge nor was there any portion of the hedged instrument excluded from the assessment of hedge effectiveness.

Early extinguishment of debt. During 2003, we utilized $12.15 million of cash proceeds from the sale of our applied sciences practice and $49.8 million from the public offering of our common stock to repay outstanding term loans under our bank credit facility prior to maturity. As a result of these repayments, we wrote-off $768,000 of unamortized debt financing fees to interest expense.

Future maturities of long-term debt and capital lease obligations. For years subsequent to December 31, 2004, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of December 31, 2004 are as follows.

	Long-Term Debt	Capital Lease Obligations	Total
2005	$21,250	$254	$21,504
2006	26,250	89	26,339
2007	31,250	16	31,266
2008	26,250	3	26,253

	105,000	362	105,362
Less imputed interest	—	17	17

	$105,000	$345	$105,345

8. Commitments and Contingencies

Operating lease commitments. We lease office space and office equipment under non-cancelable operating lease agreements that expire in various years through 2021. The leases normally provide for the payment of minimum annual rentals and some include provisions for renewal options of up to 5 years. Some of our leases for office space contain provisions whereby the future rental payments may be adjusted for increases in operating expenses above specified amounts.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

We entered into a new lease agreement for office space in New York City. The lease commenced in July 2004 and expires in November 2021. In accordance with the lease terms, we received a cash inducement of $8.1 million which we have classified as deferred rent in our balance sheet. We are amortizing the cash inducement over the life of the lease as a reduction to the cash rent expense.

Rental expense included in continuing operations was $12.5 million during 2004, $9.5 million during 2003 and $7.7 million during 2002. For years subsequent to December 31, 2004, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income of $0.2 million in 2005, $0.2 million in 2006 and $0.1 million in 2007, are as follows.

2005	$12,766
2006	13,488
2007	13,085
2008	12,281
2009	12,252
Thereafter	90,473

$154,345

Loss on abandoned facilities. During the fourth quarter of 2004, we consolidated our New York City and one of our Saddle Brook, New Jersey offices and relocated our employees into our new office facility. As a result of this decision, we vacated leased office facilities prior to the lease termination dates. We recorded a loss of $4.7 million within our corporate segment related to the abandoned facilities during the fourth quarter of 2004. This charge includes $0.7 million of asset impairments and $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income of $4.2 million. We calculated the present value of our future lease payments using a discount rate of about 8%. During the fourth quarter of 2004, we paid about $0.3 million against the lease loss liability. As of December 31, 2004, the balance of the liability for loss on abandoned facilities was $3.7 million.

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

Litigation settlement gains (losses), net. During the fourth quarter of 2004, we reached settlement on various lawsuits. As a result, we recorded net gains of $1.7 million, net of legal costs.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

9. Income Taxes

Significant components of deferred tax assets and liabilities are as follows.

	December 31,
	2004	2003
Deferred tax assets
Allowance for doubtful accounts	$2,109	$4,178
Accrued vacation and bonus	1,767	620
Deferred rent	2,925	—
Loss on abandoned facilities	1,910	—
Restricted stock	501	—
Depreciation	—	675

	9,212	5,473

Deferred tax liabilities
Goodwill amortization	25,250	13,347
Prepaid expenses	1,001	569
Installment sale of subsidiaries	643	—
Capitalized software and depreciation	298	512
Other	129	509

	27,321	14,937

Net deferred tax liability	$18,109	$9,464

The components of the income tax provision from continuing operations are as follows.

	Year Ended December 31,
	2004	2003	2002
Current
Federal	$16,007	$34,024	$17,219
State	5,755	5,736	3,529

	21,762	39,760	20,748

Deferred
Federal	8,260	4,345	2,533
State	1,155	733	423

	9,415	5,078	2,956

Income tax provision	$31,177	$44,838	$23,704

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows.

	Year Ended December 31,
	2004	2003	2002
Federal income tax provision at statutory rate	$25,919	$38,369	$20,514
State income taxes, net of federal benefit	4,273	6,379	3,104
Expenses not deductible for tax purposes	985	90	82
Other	—	—	4

	$31,177	$44,838	$23,704

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

10. Stockholders’ Equity

Common stock. Holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders and share equally, share for share, if dividends are declared on the common stock. In the event of any liquidation, dissolution or winding up of our company or upon the distribution of our assets, all assets and funds remaining after payment in full of our debts and liabilities, and after the payment of all liquidation preferences, if any, applicable to any outstanding preferred stock, would be divided and distributed among the holders of our common stock ratably. There are no redemption or sinking fund requirements applicable to shares of our common stock.

Equity offering. In February 2003, we completed a public offering and sale of 3,992,392 shares of our common stock. We received $99.2 million in cash, net of $1.4 million of offering costs.

Common stock repurchase program. In October 2003, our board of directors approved a share repurchase program under which we may purchase, from time to time, up to $50.0 million of common stock. We are authorized to purchase shares of our common stock under this program through October 2005. The shares of common stock may be purchased through open market or privately negotiated transactions and may be funded with a combination of cash on hand or borrowings under our existing or new credit facilities. During 2004, we repurchased and retired 657,300 shares at a total cost of $10.8 million. During 2003, we repurchased and retired 194,200 shares at a total cost of $4.0 million.

11. Equity Compensation and Employee Benefit Plans

Equity Compensation Plans. Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997 plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of December 31, 2004, 370,234 shares of common stock are available for grant under our 1997 Stock Option Plan.

On May 19, 2004, our stockholders approved the FTI Consulting, Inc. 2004 Long-Term Incentive Plan. The 2004 plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other stock-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan. As of December 31, 2004, 2,250,628 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

Vesting provisions for individual awards under our stock option plans are at the discretion of our board of directors. Generally, outstanding options have been granted at prices equal to or exceeding the market value of the stock on the grant date, vest over three to five years, and expire ten years subsequent to award.

During 2004, we granted 262,372 shares of restricted common stock to employees at a weighted-average fair value of $18.60. During 2003, we granted 284,640 shares of restricted common stock at a weighted-average fair value of $20.53. During 2002, we granted 6,135 shares of restricted common stock to employees at a weighted-average fair value of $23.39. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

The following table summarizes the option activity under the plans for the years December 31, 2004, 2003 and 2002.

	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price
Options outstanding, January 1	4,330	$18.54	5,807	$14.72	4,758	$5.39
Options granted during period:
Grant price = fair market value	965	$17.46	383	$22.53	2,870	$23.03
Grant price > fair market value	90	$18.78	90	$26.45	—	—
Options exercised	(467)	$6.37	(1,798)	$7.17	(1,815)	$3.32
Options forfeited	(510)	$22.27	(152)	$21.39	(6)	$4.23

Options outstanding, December 31	4,408	$19.17	4,330	$18.54	5,807	$14.72

Options exercisable, December 31	2,597	$18.35	1,873	$16.74	1,585	$9.29

The following is a summary of the status of stock options outstanding and exercisable stock options at December 31, 2004.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$ 1.90 — $12.36	911	$9.15	5.9 years	911	$9.15
$14.14 — $18.60	912	$16.72	8.9 years	162	$17.36
$19.24 — $21.65	1,043	$20.92	8.3 years	519	$21.07
$21.97 — $24.28	975	$23.92	7.9 years	577	$24.04
$25.67 — $33.25	567	$27.79	7.9 years	428	$27.34

	4,408	$19.17		2,597	$18.35

Employee stock purchase plan. The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,050,000 shares are authorized for purchase under the plan. As of December 31, 2004, 580,125 shares of our common stock are available for purchase under the plan. Employees purchased shares under this plan during the following years at the weighted average prices per share as indicated: 2004 — 202,396 shares at $14.03; 2003 — 195,700 shares at $20.66; and 2002 — 159,254 shares at $15.18.

Employee benefit plans. We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which are limited to a percent of the participant’s eligible compensation. The percentage match is at the discretion of our board of directors. We made contributions related to the plan of $3.0 million during 2004, $2.4 million during 2003 and $1.6 million during 2002.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

12. Segment Reporting

We are a multi-disciplined consulting firm with leading practices in the areas of forensic accounting and litigation, corporate finance/restructuring and economic consulting services. Prior to September 1, 2002, we were organized into three operating segments: corporate finance/restructuring consulting, forensic and litigation consulting and technology and applied sciences. As a result of the acquisition of the domestic Business Recovery Services division of PricewaterhouseCoopers, LLP in August 2002 (see Note 2. “Acquisitions”) and the decision to sell the applied sciences practice (see Note 3. “Discontinued Operations”), we began managing our operations as one segment. During the fourth quarter of 2003, we completed three acquisition transactions. As part of the integration of the acquired businesses, we reorganized our operations into three operating segments. During the first quarter of 2004, we completed the reorganization and appointed a manager for each operating segment.

Our reportable operating segments are business units that offer distinct services. Within our forensic and litigation consulting and technology practice, we help clients assess complex financial transactions and reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of economic recoveries. We also provide asset tracing investigative services and expert witness services. Our litigation practice serves clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. We assist with refining issues in litigation and venue selection, and provide fraud investigation and securities litigation assistance. Our trial graphics and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court.

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

We evaluate the performance of these operating segments based on operating income before depreciation, amortization and corporate general and administrative expenses. For the year ended December 31, 2004, our corporate segment loss includes a $4.7 million loss on abandoned facilities as described in note 8. In general, our assets are not specifically attributable to any particular segment; therefore, we do not allocate assets to our reportable segments. Accordingly, asset information by reportable segment is not presented. The reportable segments use the same accounting policies as those used by the company. There are no significant intercompany sales or transfers.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Substantially all of our revenues and assets are attributed to or are located in the United States. We do not have a single customer that represents ten percent or more of our consolidated revenues.

In 2003, we did not operate our business practices as segments. Accordingly, we did not report results of operations by segment. The table below presents revenues, gross margin and segment profits for the three years in the period ended December 31, 2004. For the years ended December, 31, 2003 and 2002, the table presents segment revenues and gross margin that are estimates derived from classifying client engagements by the principal nature of the service.

	Forensic and Litigation Consulting and Technology	Corporate Finance/ Restructuring	Economic Consulting	Corporate	Total
Year ended December 31, 2004
Revenues	$178,650	$162,495	$85,860	$—	$427,005
Gross margin	83,177	77,618	31,240	—	192,035
Segment profit (loss)	50,556	50,714	19,333	(26,185)	94,418

Year ended December 31, 2003
Revenues	$103,101	$255,336	$17,258	$—	$375,695
Gross margin	45,845	146,510	6,911	—	199,266
Segment profit (loss)	N/A	N/A	N/A	(18,720)	123,537

Year ended December 31, 2002
Revenues	$67,994	$143,986	$12,133	$—	$224,113
Gross margin	34,630	79,266	2,113	—	116,009
Segment profit (loss)	N/A	N/A	N/A	(15,213)	68,662

N/A – Not available

The following table presents a reconciliation of segment profit to income from continuing operations before income taxes.

	Year Ended December 31,
	2004	2003	2002
Operating profit
Total segment profit	$94,418	$123,537	$68,662
Depreciation and amortization	(9,113)	(6,032)	(4,300)
Amortization of other intangible assets	(6,836)	(3,680)	(1,033)
Interest expense, net	(6,086)	(4,196)	(4,717)
Litigation settlement gains (losses), net	1,672	—	—

Income from continuing operations before income tax provision	$74,055	$109,629	$58,612

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

13. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2004
Revenues	$110,240	$107,445	$104,433	$104,887
Direct cost of revenues	61,898	58,357	56,739	57,976
Other operating expenses	27,447	26,047	27,074	32,998

Operating income	20,895	23,041	20,620	13,913
Interest expense, net	(1,407)	(1,396)	(1,375)	(1,908)
Litigation settlement gains (losses), net	—	—	—	1,672

Income from continuing operations before income tax provision	19,488	21,645	19,245	13,677
Income tax provision	7,971	8,852	8,294	6,060

Net income	$11,517	$12,793	$10,951	$7,617

Earnings per common share — basic
Net income	$0.27	$0.30	$0.26	$0.18

Earnings per common share — diluted
Net income	$0.27	$0.30	$0.26	$0.18

Weighted average common shares outstanding
Basic	42,097	42,172	42,134	41,994

Diluted	42,605	42,517	42,479	42,450

2003
Revenues	$101,351	$94,526	$83,593	$96,225
Direct cost of revenues	46,547	43,096	37,409	49,377
Other operating expenses	21,931	19,540	19,919	24,051

Operating income	32,873	31,890	26,265	22,797
Interest expense, net	1,830	741	845	780

Income from continuing operations before income tax provision	31,043	31,149	25,420	22,017
Income tax provision	12,575	12,615	10,295	9,353

Income from continuing operations	18,468	18,534	15,125	12,664
Income (loss) from discontinued operations	975	(6,334)	37	—

Net income	$19,443	$12,200	$15,162	$12,664

Earnings per common share — basic
Income from continuing operations	$0.48	$0.45	$0.36	$0.30

Net income	$0.51	$0.30	$0.36	$0.30

Earnings per common share — diluted
Income from continuing operations	$0.46	$0.44	$0.36	$0.30

Net income	$0.49	$0.29	$0.36	$0.30

Weighted average common shares outstanding
Basic	38,652	41,343	41,764	41,893

Diluted	40,338	42,524	42,585	42,627

The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted-average number of common shares outstanding during each quarterly period.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Special termination charges. Operating expenses during the fourth quarter of 2003 include $3.1 million of special termination charges. These charges relate to contractual benefits due to specified employees as a result of the termination of their employment.

Interest expense, net. In December 2004, we agreed to discount a note receivable due from the owners of one of our former subsidiaries. We discounted this note by $475,000 in exchange for payment of the note ahead of its maturity in 2010. We received this prepayment in January 2005. See Note 3. “Discontinued Operations,” for more details.

Interest expense, net for 2003, includes write-offs of deferred financing fees as a result of early extinguishments. These amounts total $513,000 during the first quarter of 2003 and $255,000 during the third quarter of 2003.

Other. During the fourth quarter of 2004, we recorded a $4.7 million loss on abandoned facilities and net litigation settlement gains of $1.7 million, each of which is described in more detail in Note 8. “Commitments and Contingencies.” We also recorded additional amortization expenses of $1.6 million during the fourth quarter of 2004 as more fully described in Note 2. “Acquisitions — Purchase price allocation.”

14. Subsequent Event

On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a leading global developer of litigation support and knowledge management technologies for law firms. The assets we acquired include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. We paid $35.0 million for the acquisition, consisting of $20.0 million paid in cash and 784,109 shares of our common stock valued at $15.0 million. The fair market value of the common stock is based on the average market price of the shares over a period from two days before to two days after the date we entered into the definitive purchase agreement. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving credit facility. We may be required to pay the sellers additional annual consideration based upon post-acquisition revenues for the each of the years from 2005 through 2007. This earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. We granted the sellers contractual protection against a decline in the value of any purchase price or earnout payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended,) as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2004, pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Policy on Ethics and Business Conduct, which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Corporate Controller and our other financial professionals, as well as our Chief Operating Officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at www.fticonsulting.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, or directors, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K filed with the Securities Exchange Commission. We will provide printed copies of our Corporate Governance Documents, including, without limitation, our Corporate Governance Guidelines, the Charters of the Committees of our Board and our Code of Ethics, to any person, without charge, upon request to Joanne F. Catanese, Associate General Counsel and Secretary, FTI Consulting, Inc., 900 Bestgate Road, Suite 100, Annapolis, Maryland 21401, telephone number (410) 224-8770.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in our proxy statement under the caption “Executive Officers and Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our proxy statement under the captions “Stock Ownership” and “Executive Officers and Compensation,” including, without limitation, “—Equity Compensation Plans—Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in our proxy statement under the caption “Executive Officers and Compensation — Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in our proxy statement under the caption “Auditor Services” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following financial statements are included in this annual report on Form 10-K:

		Reports of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

		Consolidated Statements of Income for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

		Consolidated Statements of Cash Flows for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

		Notes to Consolidated Financial Statements

	(2)	The following financial statement schedule is included in this annual report on Form 10-K:

		Schedule II — Valuation and Qualifying Accounts

		All schedules, other than those listed above, are omitted as the information is not required or is otherwise furnished.

FTI Consulting, Inc. and Subsidiaries Schedule II — Valuation and Qualifying Accounts*** (in thousands)
		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts *	Deductions**	Balance at End of Period
Year Ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$20,045	$7,062	$523	$10,937	$16,693

Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$13,287	$5,109	$11,532	$9,883	$20,045

Year Ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$1,770	$2,776	$11,294	$2,553	$13,287

*	Includes (1) allowance recorded upon acquisitions, net of dispositions and adjustments to purchase price allocations and (2) provision for unbilled services recorded as a reduction to revenues as it relates to fee adjustments and other discretionary pricing adjustments.
**	Includes (1) direct write-offs of uncollectible and unrealizable accounts receivable and (2) recoveries of billed accounts receivable and fee adjustments not previously written off.
***	During 2004, we changed our presentation of the allowance for doubtful accounts to include the allowance for unbilled services. Prior period amounts have been revised to conform to our current year presentation.

(3) List of Exhibits filed with this annual report or previously filed as indicated and incorporated herein by reference.

Exhibit Number	Exhibit Description
2.1	Agreement for the Purchase and Sale of Assets dated as of July 24, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on July 26, 2002 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

2.2	LLC Membership Interests Purchase Agreement dated as of January 31, 2000, by and among FTI Consulting, Inc., and Michael Policano and Robert Manzo (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on February 15, 2000 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

2.3	Asset Purchase Agreement dated October 22, 2003, by and among KPMG LLP, DAS Business LLC and FTI Consulting, Inc. (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on November 14, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

2.4	Asset Purchase Agreement dated September 25, 2003, by and among FTI Consulting, Inc., LI Acquisition Company, LLC, Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp. (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on October 2, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

2.5	Asset Purchase Agreement dated February 16, 2005, by and among FTI Consulting, Inc., FTI, LLC, FTI Repository Services, LLC, FTI Consulting Ltd., FTI Australia Pty Ltd, Edward J. O’Brien and Christopher R. Priestley, Messrs. Edward J. O’Brien and Christopher R. Priestley trading as the Ringtail Suite Partnership, Ringtail Solutions Pty Ltd, on its behalf and as trustee for Ringtail Unit Trust, Ringtail Solutions, Inc. and Ringtail Solutions Limited (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on February 23, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

3.2	By-Laws of FTI Consulting, Inc., as amended and restated effective September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.)

4.1	Specimen Stock Certificate. (Filed with the SEC on March 31, 1999 as an exhibit to FTI Consulting’s annual report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.)

10.1*	1992 Stock Option Plan, as amended. (Filed as an exhibit to FTI Consulting’s registration statement on Form SB-1, as amended (File No. 333-2002), and incorporated herein by reference.)

10.2*	1997 Stock Option Plan, as amended. (Filed with the SEC on April 10, 2002 as an exhibit to FTI Consulting’s definitive proxy statement on Schedule 14A, and incorporated herein by reference.)

Exhibit Number	Exhibit Description

10.3*	Employee Stock Purchase Plan, as amended. (Incorporated by reference herein to FTI Consulting’s registration statement on Form S-8 (File No. 333-115786) filed with the SEC on May 24, 2004, which was incorporated by reference to the exhibit to FTI Consulting’s definitive proxy statement on Schedule 14A filed with the SEC on April 7, 2004.)

10.4*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.)

10.5*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Stewart J. Kahn. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.)

10.6*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Theodore I. Pincus. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.)

10.7	Amended and Restated Credit Agreement, dated as of November 28, 2003, among FTI Consulting, Inc. and its subsidiaries named therein and Bank of America, N.A, as administrative agent and the other lenders named therein. (Filed with the SEC on December 12, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.8	Amended and Restated Pledge Agreement, dated as of November 28, 2003, among the pledgors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the SEC on December 12, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.9	Amended and Restated Security Agreement, dated as of November 28, 2003, among the grantors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the SEC on December 12, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.10	Registration Rights Agreement dated as of August 30, 2002, by and between FTI Consulting, Inc., PricewaterhouseCoopers LLP and the other signatories thereto. (Filed with the SEC on September 13, 2002 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.11	Transition Services Agreement dated as of August 30, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed with the SEC on September 13, 2002 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.12*	Employment Agreement dated September 20, 2004 between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

10.13*	Restricted Stock Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.)

10.14*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed, and incorporated herein by reference.)

Exhibit Number	Exhibit Description

10.15*	Amendment dated September 23, 2004 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the SEC on as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 9, 2004, and incorporated herein by reference.)

10.16*	Restricted Stock Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated September 23, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.)

10.17*	Employment Agreement dated July 17, 2002 between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the SEC on August 6, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.)

10.18*	Letter Agreement dated March 24, 2004 to amend Employment Agreement between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the SEC on August 6, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.)

10.19*	FTI Consulting, Inc. Performance-Based Incentive Compensation Plan. (Filed with the SEC on December 1, 2004 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.20*	2004 Long-Term Incentive Plan, as amended. (Incorporated by reference to FTI Consulting’s registration statement on Form S-8 (File No. 333-115787) filed with the SEC on May 24, 2004, which was incorporated by reference to the exhibit to FTI Consulting’s definitive proxy statement on Schedule 14A filed with the SEC on April 7, 2004, and incorporated herein by reference.)

10.21*	Form of Incentive Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the SEC on November 9, 2004 as exhibit 4.1 to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.)

10.22*	Form of Restricted Stock Agreement used with 2004 Long-Term Incentive Plan, as amended. (Filed with the SEC on November 9, 2004 as exhibit 4.2 to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.)

10.23*	Form of Incentive Stock Option Agreement used with 1997 Stock Option Plan, as amended. (Filed with the SEC on February 24, 2005 as exhibit 10.1 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

10.24*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of October 28, 2004. (Filed with the SEC on February 24, 2005 as exhibit 10.2 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

10.25*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of February 17, 2005. (Filed with the SEC on February 24, 2005 as exhibit 10.3 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

11.0	Computation of Earnings Per Share. (included in Note 1 to the Consolidated Financial Statements included in Part II — Item 8 herein).

14.0	FTI Consulting, Inc. Policy on Ethics and Business Conduct. (Filed with the SEC on September 23, 2004 as an exhibit 14.0 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

21.0	Schedule of Subsidiaries.

23.0	Consent of Ernst & Young LLP.

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Policy on Disclosure Controls, as last amended and restated effective as of September 17, 2004.

99.2	Policy Statement on Inside Information and Insider Trading, as last amended and restated effective as of September 17, 2004.

99.3	Policy on Conflicts of Interest. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting’s annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.)

99.4	Corporate Governance Guidelines, as last amended and restated effective as of September 17, 2004.

99.5	Categorical Standards of Director Independence, as last amended and restated effective as of May 19, 2004.

99.6	Charter of Audit committee, as last amended and restated effective as of February 15, 2005.

99.7	Charter of the Compensation Committee, as last amended and restated effective as of September 17, 2004.

99.8	Charter of the Nominating and Corporate Governance Committee, as last amended and restated effective as of September 17, 2004.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 15th day of March 2005.

FTI CONSULTING, INC.

By:	/s/ JACK B. DUNN, IV
Name:	Jack B. Dunn, IV
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/S/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Chairman of the Board and Director	March 15, 2005

/S/ JACK B. DUNN, IV Jack B. Dunn, IV	President and Chief Executive Officer (principal executive officer) and Director	March 15, 2005

/S/ DOMINIC DINAPOLI Dominic DiNapoli	Executive Vice President and Chief Operating Officer	March 15, 2005

/S/ THEODORE I. PINCUS Theodore I. Pincus	Executive Vice President and Chief Financial Officer (principal financial officer)	March 15, 2005

/S/ CHARLES BORYENACE Charles Boryenace	Vice President and Interim Controller (acting principal accounting officer)	March 15, 2005

/S/ MARK H. BEREY Mark H. Berey	Director	March 15, 2005

/S/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	March 15, 2005

/S/ JAMES A. FLICK, JR. James A. Flick, Jr.	Director	March 15, 2005

/S/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director	March 15, 2005

/S/ PETER F. O’MALLEY Peter F. O’Malley	Director	March 15, 2005

/S/ GEORGE P. STAMAS George P. Stamas	Director	March 15, 2005