Form 10-Q
period 2005-03-31
FTI CONSULTING INC
filed 2005-05-04
CIK 887936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common stock, par value $0.01 per share	43,128,419

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2004	March 31, 2005
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$25,704	$3,772
Accounts receivable
Billed receivables	89,536	97,365
Unbilled receivables	30,663	47,412
Allowance for doubtful accounts and unbilled services	(16,693)	(14,865)

	103,506	129,912
Notes receivable	9,031	3,956
Prepaid expenses and other current assets	6,041	7,910
Deferred income taxes	6,287	6,002

Total current assets	150,569	151,552
Property and equipment, net	23,342	24,720
Goodwill	507,656	535,083
Other intangible assets, net	10,978	17,329
Other assets	15,980	14,444

Total assets	$708,525	$743,128

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$20,771	$17,347
Accrued compensation	39,383	31,276
Current portion of long-term debt	21,250	22,500
Billings in excess of services provided	8,924	9,522

Total current liabilities	90,328	80,645
Long-term debt, net of current portion	83,750	100,000
Deferred rent, capital lease obligations and other, net of current portion	12,745	13,086
Deferred income taxes	25,548	28,944
Commitments and contingent liabilities (notes 4, 5 and 9)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 42,487 shares issued and outstanding—2004; and 43,128 shares issued and outstanding—2005	425	431
Additional paid-in capital	333,735	345,102
Unearned compensation	(8,551)	(8,100)
Retained earnings	170,545	183,020

Total stockholders’ equity	496,154	520,453

Total liabilities and stockholders’ equity	$708,525	$743,128

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2004	2005
Revenues	$110,240	$116,614

Operating expenses
Direct cost of revenues	61,898	64,345
Selling, general and administrative expense	25,726	28,457
Amortization of other intangible assets	1,721	749

	89,345	93,551

Operating income	20,895	23,063

Other income (expense)
Interest income	197	167
Interest expense and other	(1,604)	(1,722)

	(1,407)	(1,555)

Income before income tax provision	19,488	21,508
Income tax provision	7,971	9,033

Net income	$11,517	$12,475

Earnings per common share—basic	$0.27	$0.29

Earnings per common share—diluted	$0.27	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2005	42,487	$425	$333,735	$(8,551)	$170,545	$496,154
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $75	140	1	2,565			2,566
Employee stock purchase plan	110	1	1,535			1,536
Business combination	784	8	14,970			14,978

Purchase and retirement of common stock	(393)	(4)	(7,703)			(7,707)
Amortization of unearned compensation				451		451
Net income					12,475	12,475

Balance, March 31, 2005	43,128	$431	$345,102	$(8,100)	$183,020	$520,453

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Three Months Ended March 31,
	2004	2005
Operating activities
Net income	$11,517	$12,475
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and other amortization	2,100	2,601
Amortization of other intangible assets	1,721	749
Provision for (recoveries of) doubtful accounts	1,475	(580)
Non-cash stock-based compensation	278	451
Income tax benefit from stock option exercises	1,215	75
Non-cash interest expense and other non-cash charges	387	1,069
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable, billed and unbilled	(21,205)	(25,277)
Prepaid expenses and other assets	(2,884)	(1,511)
Accounts payable, accrued expenses and other	(584)	187
Income taxes payable	(156)	2,753
Accrued compensation	(7,836)	(8,372)
Billings in excess of services provided	(6,223)	(129)

Net cash used in operating activities	(20,195)	(15,509)

Investing activities
Purchases of property and equipment	(2,798)	(4,025)
Payments for acquisition of businesses, including contingent payments and acquisition costs	(860)	(20,146)
Proceeds from note receivable due from former owners of subsidiary	—	5,525
Change in other assets	1,150	10

Net cash used in investing activities	(2,508)	(18,636)

Financing activities
Issuance of common stock under equity compensation plans	1,928	2,491
Purchase and retirement of common stock	(1,161)	(7,707)
Payments of long-term debt	(3,750)	(5,000)
Borrowings under revolving credit facility	23,000	25,000
Payments of revolving credit facility	—	(2,500)
Payments of capital lease obligations and other	(186)	(71)

Net cash provided by financing activities	19,831	12,213

Net decrease in cash and cash equivalents	(2,872)	(21,932)
Cash and cash equivalents, beginning of period	5,765	25,704

Cash and cash equivalents, end of period	$2,893	$3,772

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1.	Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and under the rules and regulations of the Securities and Exchange Commission for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. You should not expect the results of operations for interim periods to necessarily be an indication of the results for a full year. You should read these financial statements in conjunction with the consolidated financial statements and the notes contained in our annual report on Form 10-K for the year ended December 31, 2004.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the potentially dilutive effects of shares issuable under our stock option plans, including restricted shares using the treasury stock method.

	Three Months Ended March 31,
	2004	2005
Numerator—basic and diluted
Net income	$11,517	$12,475

Denominator
Weighted average number of common shares outstanding—basic	42,097	42,319
Effect of dilutive stock options	506	422
Effect of dilutive restricted shares	2	—

Weighted average number of common shares outstanding—diluted	42,605	42,741

Earnings per common share—basic	$0.27	$0.29

Earnings per common share—diluted	$0.27	$0.29

Antidilutive stock options and restricted shares	3,147	3,185

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

	Three Months Ended March 31,
	2004	2005
Net income, as reported	$11,517	$12,475
Add—Stock-based employee compensation cost included in reported net income, net of taxes	164	262
Deduct—Total stock-based employee compensation expense determined under a fair value based method for all awards, net of taxes	(1,649)	(2,048)

Net income, pro forma	$10,032	$10,689

Earnings per common share
Basic, as reported	$0.27	$0.29

Basic, pro forma	$0.24	$0.25

Diluted, as reported	$0.27	$0.29

Diluted, pro forma	$0.24	$0.25

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

	Three Months Ended March 31,
	2004	2005
Assumptions
Risk-free interest rate—option plan grants	1.90% – 2.55%	3.44% – 3.98%
Risk-free interest rate—purchase plan grants	0.96%	2.55%
Dividend yield	0%	0%
Expected life of option grants	3 years	3 years
Expected life of stock purchase plan grants	0.5 years	0.5 years
Stock price volatility—option plan grants	54.6% – 59.6%	51.2% – 54.1%
Stock price volatility—purchase plan grants	56.9%	34.7%
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$6.66	$7.51
Grant price > fair market value	$6.24	$6.82
Employee stock purchase plan shares	$7.26	$5.46
Restricted shares	$14.75	—

Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2004	2005
Other non-cash investing and financing activities
Issuance of common stock to acquire business	$—	$14,978

Goodwill and Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. The changes in the carrying amount of goodwill for the three months ended March 31, 2005, are as follows:

Balance as of January 1, 2005	$507,656
Goodwill acquired during the year	27,768
Adjustment to allocation of purchase price	(341)

Balance as of March 31, 2005	$535,083

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

For intangible assets with finite lives, we recorded amortization expense of $1.7 million for the three months ended March 31, 2004 and $0.7 million for the three months ended March 31, 2005. Based solely on the amortizable intangible assets recorded as of March 31, 2005, we estimate amortization expense to be $2.9 million during the remainder of 2005, $2.9 million in 2006, $2.5 million in 2007, $2.3 million in 2008, $2.2 million in 2009, $0.5 million in 2010 and $0.8 million in years after 2010. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors. The amortizable assets acquired on February 28, 2005 are based on our estimated valuations, which we expect to complete during the second quarter of 2005. The final purchase price allocations may differ from our preliminary estimates.

		December 31, 2004		March 31, 2005
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	6 to 15	$8,300	$1,412	$9,130	$1,736
Software	5	—	—	4,400	73
Non-compete agreement	3 to 5	2,196	982	2,296	1,136
Contracts, backlog	1 to 3	491	395	1,761	563
Intellectual property	3	360	280	360	310

		11,347	3,069	17,947	3,818
Unamortized intangible assets
Tradename	Indefinite	2,700	—	3,200	—

		$14,047	$3,069	$21,147	$3,818

Significant New Accounting Pronouncement

As permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, we generally do not recognize compensation cost related to employee stock options. In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123. We plan to adopt the standard effective January 1, 2006. We have not yet determined which of the transition methods we will follow upon adoption of this standard.

Statement No. 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption of Statement No. 123(R), pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of the fair-value method prescribed by Statement No. 123(R) will have a significant impact on our results of operations, although it will not have an impact on our overall financial position. The impact of adopting Statement No. 123(R) can not be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described above under “Stock-Based Compensation.”

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

under current accounting principles. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. Had we adopted this statement in prior periods, we would have reduced our net operating cash flows and increased our net financing cash flows by $1.2 million during the three months ended March 31, 2004 and $0.1 million during the three months ended March 31, 2005.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

3.	Acquisition

On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a leading global developer of litigation support and knowledge management technologies for law firms. The assets we acquired include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. The total acquisition cost was $34.6 million, consisting of net cash of $19.2 million, transaction costs of $0.4 million and 784,109 shares of our common stock valued at $15.0 million. The fair market value of the common stock was based on the average market price of the shares over the period from two days before to two days after the date we entered into the definitive purchase agreement on February 16, 2005. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving credit facility. We may be required to pay the sellers additional annual consideration based upon post-acquisition revenues for the each of the years from 2005 through 2007. This earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. We granted the sellers contractual protection against a decline in the value of any purchase price or earnout payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency.

We allocated the acquisition cost to identifiable assets and liabilities based upon their estimated relative fair values. We are in process of completing a valuation of the identifiable intangible assets that we acquired consisting principally of software, contract backlog and customer relationships. At March 31, 2005, the estimated valuation of these intangible assets, totaling $7.1 million, is based on data we have developed to date. We expect to complete our valuation during the second quarter of 2005. The final purchase price allocation may differ from our preliminary estimates. We recorded $27.8 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years. Our consolidated financial statements include the operating results of the acquired operations from the date of acquisition.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

4.	Long-Term Debt and Capital Lease Obligations

	December 31, 2004	March 31, 2005
Bank credit facility
Term loans, interest payable quarterly (3.7% to 4.0%—2004; 4.3%—2005)	$105,000	$100,000
Revolving loan commitment of $100.0 million, interest payable quarterly (4.4% to 6.0%—2005)	—	22,500

Total long-term debt	105,000	122,500
Less current portion	21,250	22,500

Long-term debt, net of current portion	$83,750	$100,000

Total capital lease obligations	$345	$238
Less current portion	237	79

Capital lease obligations, net of current portion	$108	$159

Bank credit facility. As of March 31, 2005, our bank credit facility provided for up to $225.0 million of secured financing, consisting of a $100.0 million revolving credit facility and $125.0 million in term loans. Principal payments on the term loans are payable quarterly through September 30, 2008. The maturity date of the $100.0 million revolving credit facility is November 28, 2008. However, we may choose to repay outstanding borrowings under the revolving credit facility at any time before maturity without penalty. Debt under the credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the credit facility, the lenders have a security interest in substantially all of our assets.

As of March 31, 2005, substantially all of our subsidiaries are guarantors of borrowings under our bank credit facility in the amount of $122.5 million.

The bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. As of March 31, 2005, we were in compliance with all covenants as stipulated in the credit facility agreements.

On April 19, 2005, we amended our bank credit facility to provide for $50.0 million in additional secured term loan financing. The entire $50.0 million in additional term loan was fully drawn on April 19, 2005. See note 9.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Future maturities of long-term debt and capital lease obligations. For periods subsequent to March 31, 2005, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of March 31, 2005 are as follows.

	Long-Term Debt	Capital Lease Obligations	Total
2005	$16,250	$150	$16,400
2006	26,250	80	26,330
2007	31,250	16	31,266
2008	48,750	3	48,753

	122,500	249	122,749
Less imputed interest	—	11	11

	$122,500	$238	$122,738

5.	Commitments and Contingencies

Commitments. During the fourth quarter of 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility in New York City. As a result of this decision, we vacated leased office facilities prior to the lease termination dates. We recorded a loss of $4.7 million related to the abandoned facilities during the fourth quarter of 2004. This charge included $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income and $0.7 million of asset impairments. As of December 31, 2004, the balance of the liability for loss on abandoned facilities was $3.7 million. During the first quarter of 2005, we made payments, net of sublease income, of about $0.4 million against the lease loss liability. As of March 31, 2005, the balance of the liability for loss on abandoned facilities was $3.3 million.

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

6.	Equity Compensation and Employee Benefit Plans

Equity Compensation Plans. Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997 plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of March 31, 2005, 29,584 shares of common stock are available for grant under our 1997 Stock Option Plan.

Our 2004 Long-Term Incentive Plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other stock-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan. As of March 31, 2005, 2,240,628 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

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

During the three months ended March 31, 2004, we granted 8,000 shares of restricted common stock to employees at a weighted-average fair value of $14.75. We did not grant any shares of common stock to employees during the three months ended March 31, 2005. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years.

The following table summarizes the option activity under the plans for the three-month periods ended March 31, 2004 and 2005.

	2004	Weighted Average Exercise Price	2005	Weighted Average Exercise Price
Option outstanding, January 1	4,330	$18.54	4,408	$19.17
Options granted during the period:
Options granted = fair market value	385	$16.42	330	$19.47
Options granted > fair market value	22	$17.91	22	$21.07
Options exercised	(279)	$6.92	(140)	$17.75
Options forfeited	(299)	$22.33	(2)	$17.97

Options outstanding, March 31	4,159	$18.85	4,618	$19.24

Options exercisable, March 31	1,839	$15.95	2,661	$18.37

Following is a summary of the status of stock options outstanding and exercisable at March 31, 2005.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$ 1.90–$12.36	911	$9.15	5.6 years	911	$9.15
$14.14–$19.00	962	$17.03	9.2 years	159	$15.81
$19.24–$21.33	998	$20.67	8.3 years	495	$21.02
$21.65–$24.28	1,180	$23.52	7.7 years	658	$23.79
$25.67–$33.25	567	$27.79	7.6 years	438	$27.34

	4,618	$19.24		2,661	$18.37

Employee Stock Purchase Plan

The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,050,000 shares are authorized for purchase under the plan. As of

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

March 31, 2005, 470,128 shares of our common stock are available for purchase under the plan. During the three months ended March 31, 2005, employees purchased 109,998 shares of common stock under this plan at the weighted average price of $13.96. No shares were purchased under the plan during the three months ended March 31, 2004.

7.	Comprehensive Income

Three Months Ended March 31, 2004
Net income	$11,517
Other comprehensive income—change in fair value of interest rate swaps	24

Total comprehensive income, net of income taxes	$11,541

8.	Segment Reporting

We manage our business in three reportable operating segments. Our reportable operating segments are business units that offer distinct services. Within our forensic and litigation consulting and technology practice, we help clients assess complex financial transactions and reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of economic recoveries. We also provide asset tracing investigative services and expert witness services. Our litigation practice serves clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and the actual trial. We assist with refining issues in litigation and venue selection, and provide fraud investigation and securities litigation assistance. Our trial graphics and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court.

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

	Forensic and Litigation Consulting and Technology	Corporate Finance/ Restructuring	Economic Consulting	Corporate	Total
Three months ended March 31, 2004
Revenues	$44,113	$43,287	$22,840	$—	$110,240
Gross margin	20,236	19,998	8,108	—	48,342
Segment profit	12,621	12,637	5,412	(5,954)	24,716

Three months ended March 31, 2005
Revenues	$49,696	$41,494	$25,424	$—	$116,614
Gross margin	22,974	20,322	8,973	—	52,269
Segment profit	14,925	13,380	5,803	(7,695)	26,413

The following table presents a reconciliation of segment profit to income before income tax provision.

	Three Months Ended March 31,
	2004	2005
Operating profit
Total segment profit	$24,716	$26,413
Depreciation and amortization	2,100	2,601
Amortization of other intangible assets	1,721	749
Other expense, net	1,407	1,555

Income before income tax provision	$19,488	$21,508

9.	Subsequent Event

On April 19, 2005, we amended our bank credit facility to provide for $50.0 million in additional secured term loan financing. Borrowing conditions, maturity, interest rate and payment terms are substantially the same as our existing bank credit facility. Principal payments on the additional term loan begin on June 30, 2005 and are payable quarterly thereafter through September 30, 2008. The entire $50.0 million in additional term loan was fully drawn on April 19, 2005. A portion of the proceeds was used to pay amounts outstanding under our revolving credit facility with the remainder available for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview.

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2005 and 2004, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2004. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward Looking Statements.”

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

Recent Events Affecting Our Operations. On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a leading global developer of litigation support and knowledge management technologies for law firms. The assets we acquired include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. The total acquisition cost was $34.6 million, consisting of net cash of $19.2 million, transaction costs of $0.4 million and 784,109 shares of our common stock valued at $15.0 million. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving credit facility. We may be required to pay the sellers additional annual consideration based upon post-acquisition revenues for the each of the years from 2005 through 2007. The earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. We granted the sellers contractual protection against a decline in the value of the purchase price and any earnout payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency.

Transactions and Developments after March 31, 2005. On April 19, 2005, we amended our bank credit facility to provide for $50.0 million in additional secured term loan financing. Borrowing conditions, maturity, interest rate and payment terms are substantially the same as our existing bank credit facility. Principal payments on the additional term loan begin on June 30, 2005 and are payable quarterly thereafter through September 30, 2008. The entire $50.0 million in additional term loan was fully drawn on April 19, 2005. A portion of the proceeds was used to pay amounts outstanding under our revolving credit facility with the remainder available for general corporate purposes.

Financial and Operating Overview. We derive substantially all of our revenue from providing professional services to our clients in the United States. Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and also from our ability to attract new and recurring engagements.

Most of our services are rendered under time-and-expense arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. Under this arrangement we also bill our clients for reimbursable expenses which may include the cost of producing our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We also have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria.

During the three months ended March 31, 2005, our revenues increased $6.4 million, or 5.8%, as compared to the three months ended March 31, 2004. Revenues increased by 12.7% in our forensic and litigation consulting and technology practice and by 11.3% in our economic consulting practice. This growth was attributable to an increase in the number of billable professionals we employ coupled with an overall increase in utilization rates in each of these operating segments. The unanticipated departure of a number of billable professional staff in our corporate finance/restructuring practice during the first quarter of 2004 contributed to a 4.1% decrease in revenues from those services during the first quarter of 2005 as compared to the first quarter of 2004. See “—Results of Operations” for a more detailed discussion and analysis of our financial results.

Our financial results are primarily driven by:

•	the utilization rates of the billable professionals we employ;

•	the number of billable professionals we employ;

•	the rates per hour we charge our clients for service; and

•	the number and size of engagements we secure.

Utilization Rates of Billable Professionals

	Three Months Ended March 31,		Percent Change
	2004	2005
Forensic and Litigation Consulting and Technology	76%	78%	2.6%
Corporate Finance/Restructuring	83%	83%	—
Economic Consulting	83%	85%	2.4%
Total Company	80%	81%	1.3%

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

During the first quarter of 2005, the overall utilization rate increased as compared to the first quarter of 2004. This is attributable to the increased utilization of professionals in both our forensic and litigation consulting and technology and economic practices.

The increased utilization rate in our forensic and litigation consulting and technology practice is primarily attributable to the dispute advisory services business of KPMG that we acquired in the fourth quarter of 2003. The overall utilization rate of these professionals was low for the first few months after completion of the acquisition. This had a negative impact on the overall utilization rate for this practice during the first quarter of 2004. The utilization rates in the forensic and litigation consulting and technology practice is highly impacted by seasonal factors such as the vacation of our staff as well as client personnel. This typically results in lower utilization rates during the summer months of the third quarter and during the holiday season in the fourth quarter.

The increased utilization rate in our economic consulting is primarily attributable to larger client assignments in the first quarter of 2005 as compared to 2004 and to more robust market conditions.

Number of Revenue-Generating Professionals

	March 31, 2004		March 31, 2005		Percent Change
	Headcount	% of Total	Headcount	% of Total
Forensic and Litigation Consulting and Technology	371	50.4%	398	50.7%	7.3%
Corporate Finance/Restructuring	222	30.1%	237	30.2%	6.8%
Economic Consulting	144	19.5%	150	19.1%	4.2%

Total Company	737	100.0%	785	100.0%	6.5%

Revenue-generating professionals include both billable consultants that generate revenues based on hourly billing rates and other revenue-generating employees who support our customers or develop software products. The number of revenue-generating employees in the forensic and litigation consulting and technology practice increased from March 31, 2004 to March 31, 2005 primarily due to the acquisition of Ringtail on February 28, 2005. This acquisition added 23 revenue-generating professionals to this practice. These professionals primarily develop software products. The number of billable professionals in the corporate finance/restructuring practice increased throughout 2004 as this practice was recovering from the unanticipated departure of about 60 billable professionals during the first quarter of 2004. During the first quarter of 2005, the number of billable professionals in the economic consulting practice increased in response to improving market conditions.

Average Billable Rate per Hour

	Three Months Ended March 31,		Percent Change
	2004	2005
Forensic and Litigation Consulting and Technology	$284	$277	(2.5)%
Corporate Finance/Restructuring	438	411	(6.2)%
Economic Consulting	376	382	1.6%
Total Company	357	341	(4.5)%

We calculate average billable rate per hour by dividing employee revenues for the period; excluding

•	revenues generated from utilizing outside consultants,

•	revenues not associated with billable hours, and

•	revenues resulting from reimbursable expenses;

by the number of hours worked on client assignments during the same period. Average billable rates are affected by a number of factors, including:

•	our standard billing rates, which we have increased across all practices;

•	our clients’ perception of our ability to add value through the services we provide;

•	the market demand for our services;

•	introduction of new services by our competitors;

•	the pricing policies of our competitors;

•	the mix of services that we provide;

•	the relative mix of our billable professionals (utilization by staff level);

•	the level of revenue realization adjustments made during the period, including adjustments for potential or court ordered fee and expense adjustments; and

•	general economic conditions.

Segment Profits.

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2005
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic and Litigation Consulting and Technology	$12,621	28.6%	$14,925	30.0%	18.3%
Corporate Finance/Restructuring	12,637	29.2%	13,380	32.2%	5.9%
Economic Consulting	5,412	23.7%	5,803	22.8%	7.2%
Corporate	(5,954)	—	(7,695)	—	29.2%

Total Company	$24,716	22.4%	$26,413	22.6%	6.9%

We evaluate the performance of our operating segments based on operating income before depreciation, amortization and corporate selling, general and administrative expenses.

Total segment profits increased $1.7 million, or 6.9%, during the first quarter of 2005 as compared to the first quarter 2004. This increase was driven by several factors, including the following:

•	$2.3 million increase attributable to our forensic and litigation consulting and technology practice. This increase was due primarily to an increase in the utilization of our professionals which results in increased profitability.

•	$0.7 million increase attributable to our corporate finance/restructuring practice. Segment profits improved in this practice as a result of planned bill rate increases during the second quarter of 2004, during the third quarter of 2004 as a result of promotions and again during the first quarter of 2005. The practice has also been focused on managing its expenses which has also contributed to the improvement in segment profits during the first quarter of 2005 as compared to the first quarter of 2004.

•	$0.4 million increase attributable to our economic consulting practice. This increase was due primarily to an increase in the utilization of our professionals which results in increased profitability.

•	offset by a $1.7 million increase in corporate overhead expenses which is discussed in more detail below under “—Results of Operations—Selling, General and Administrative Expense.”

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

Goodwill and Other Intangible Assets. As of March 31, 2005, goodwill and other intangible assets represented 72.0% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we completed during 2002 and the fourth quarter of 2003. Other intangible assets include tradename, customer relationships, contract backlog, non-compete agreements, software and intellectual property. We make at least annual assessments of impairment of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

Income Taxes. Our income tax provision consists principally of federal and state income taxes. Our estimated combined federal and state income tax rate was 41% for the first quarter of 2004 and 42% for the year ended December 31, 2004 and the first quarter of 2005. We generate income in a significant number of states located throughout the United States. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have not recorded any significant valuation allowances on our deferred tax assets as we believe the recorded amounts are more likely than not to be realized. If the assumptions used in preparing our income tax provision differ from those used in the preparation of our income tax return, we may experience a change in our effective income tax rate for the year.

Results of Operations

Revenues.

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2005		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Forensic and Litigation Consulting and Technology	$44,113	40.0%	$49,696	42.6%	12.7%
Corporate Finance/Restructuring	43,287	39.3%	41,494	35.6%	(4.1%)
Economic Consulting	22,840	20.7%	25,424	21.8%	11.3%

Total Company	$110,240	100.0%	$116,614	100.0%	5.8%

Revenues for the quarter ended March 31, 2005 increased $6.4 million or 5.8% as compared to the quarter ended March 31, 2004. Revenues increased by $5.6 million in our forensic and litigation consulting and technology practice and by $2.6 million in our economic consulting practice. This growth was attributable to an increase in the number of billable professionals we employ coupled with an overall increase in utilization rates in each of these operating segments. The acquisition of the Ringtail group on February 28, 2005 contributed to the increased revenues in the forensic and litigation consulting and technology practice by $0.5 million. Our existing technology practice also contributed to the increased revenues in this practice.

The $1.8 million decrease in revenues for the corporate finance/restructuring practice during the first quarter of 2005 as compared to the first quarter of 2004 is attributable to the following:

•	$6.2 million decrease related to the unanticipated departure of a number of billable professionals during the first quarter of 2004;

•	offset by a $3.0 million increase attributable to increases in hourly billing rates as well as an increase in the number of billable professionals; and

•	$1.4 million increase attributable to an increase in business related to our merger and acquisitions group.

Revenues increased by $2.6 million in our economic practice primarily due to larger client assignments in the first quarter of 2005 as compared to 2004 and to more robust market conditions.

Direct Cost of Revenues.

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2005
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic and Litigation Consulting and Technology	$23,877	54.1%	$26,722	53.8%	11.9%
Corporate Finance/Restructuring	23,289	53.8%	21,172	51.0%	(9.1%)
Economic Consulting	14,732	64.5%	16,451	64.7%	11.3%

Total Company	$61,898	56.1%	$64,345	55.2%	4.0%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including the amortization of signing bonuses given in the form of forgivable loans, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement and other related expenses billable to clients. Direct cost of revenues remained relatively stable as a percentage of revenues in our forensic and litigation consulting and technology practice and in our economic consulting practice. Direct cost of revenues decreased as a percentage of revenues in our corporate finance/restructuring practice primarily due to increases in hourly billing rates. This practice has been focused on managing staffing levels, utilization rates and expenses since early 2004 in order to minimize the impact of the unanticipated departure of a number of professionals in this practice during the first quarter of 2004. As a result, gross margins have improved during the first quarter of 2005 as compared to the first quarter of 2004.

Selling, General and Administrative Expense.

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2005
	SG & A	% of Segment Revenues	SG & A	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic and Litigation Consulting and Technology	$8,219	18.6%	$9,083	18.3%	10.5%
Corporate Finance/Restructuring	7,945	18.4%	7,346	17.7%	(7.5)%
Economic Consulting	2,911	12.7%	3,448	13.6%	18.4%
Corporate	6,651	—	8,580	—	29.0%

Total Company	$25,726	23.3%	$28,457	24.4%	10.6%

Selling, general and administrative expenses consist primarily of salaries and benefits paid to corporate office and sales staff, rent, marketing, corporate overhead expenses, bad debt expense and depreciation and amortization of property and equipment. Segment selling, general and administrative costs include those expenses that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Unallocated corporate selling, general and administrative costs include expenses related to other centrally managed administrative and marketing functions. These costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development and advertising functions, as well as costs related to overall corporate management. Selling, general and administrative expenses increased as a percentage of our total revenues for the three months ended March 31, 2005 as compared to the same period in 2004. Of the $2.7 million increase in selling, general and administrative expenses, $0.8 million was directly attributable to our operating segments and the remaining $1.9 million increase is attributable to unallocated corporate costs.

The $0.8 million increase in selling, general and administrative expenses attributable to our operating segments is comprised of $2.8 million of increased expenses, offset by a $2.0 million decrease in bad debt expense. The increased expenses resulted from:

•	a $1.4 million increase in selling, general and administrative expenses in our forensic and litigation consulting and technology practice primarily attributable to increased rent and facility related costs, including a $0.2 million increase in depreciation and amortization expense;

•	a $0.7 million increase in selling, general and administrative expenses in our corporate finance practice, with about $0.3 million related to increased rent and facility related costs and the remainder primarily attributable to client relations and other marketing activities; and

•	a $0.7 million increase in selling, general and administrative expenses in our economic consulting practice of which $0.3 million relates to increased recruiting costs, $0.2 million relates to increased overhead staffing related expenses, and the remaining $0.2 million primarily relates to increased rent and facility related costs, including a $0.1 million increase in depreciation and amortization expense.

These increases were offset by a $2.0 million decrease in bad debt expense resulting from recoveries of previously reserved accounts receivable in all of our operating segments as follows

•	a $0.5 million decrease in our forensic and litigation consulting and technology practice;

•	a $1.3 million decrease in our corporate finance/restructuring practice; and

•	a $0.2 million decrease our economic consulting practice.

Our corporate selling, general and administrative expense increased as a percentage of revenues from 6.0% for the three months ended March 31, 2004 to 7.4% for the three months ended March 31, 2005. The $1.9 million increase in corporate overhead expenses is attributable to:

•	a $0.4 million increase in salaries and related employee expenses as a result of an 11.7% increase in the number of corporate employees necessary to support our growing organization as well as increased regulatory requirements;

•	a $0.5 million increase in outside consulting services, primarily related to a $0.2 million increase in fees for audit services to address the requirements of the Sarbanes-Oxley Act, a $0.1 million increase in legal fees and increased fees for tax and other consulting services;

•	a $0.8 million increase related to office rent and facility related costs to support a growing corporate services organization; and

•	a $0.2 million increase in depreciation and amortization expense as a result of the increase in the furniture and equipment and office build-out necessary to support a larger organization.

Amortization of Other Intangible Assets. The amortization expense related to other intangible assets decreased by $1.0 million or 56.5%, as substantially all of the contract backlog associated with the acquisitions completed in 2002 and 2003 became fully amortized during 2004. We are in the process of performing a valuation of the intangible assets that we acquired with the Ringtail transaction. At March 31, 2005, the estimated valuation of these intangible assets, totaling $7.1 million, is based on data that we have developed to date. We expect to finalize our valuation during the second quarter of 2005. The final purchase price allocation may differ from our preliminary allocation, which may have an effect on our estimates of future amortization expense.

Income Taxes. Our effective tax rate was 40.9% during the three months ended March 31, 2004 and 42.0% during the three months ended March 31, 2005. Our effective tax rate increased over the past year as a result of an increasing portion of our taxable income being generated in state and local jurisdictions with higher tax rates. We expect our effective tax rate to remain about 42.0% for the remainder of the current year, however, the rate may fluctuate if our mix of earnings changes between higher and lower state tax jurisdictions.

Liquidity and Capital Resources

Cash Flows.

	Three Months Ended March 31,		Change from Previous Year
	2004	2005	Dollars	Percent
	(dollars in thousands)
Cash used in operating activities	$(20,195)	$(15,509)	$(4,686)	(23.2%)
Cash used in investing activities	(2,508)	(18,636)	16,128	643.1%
Cash provided by financing activities	19,831	12,213	(7,618)	(38.4%)

We have historically financed our operations and capital expenditures solely through cash flows from operations. However, during the first quarters of 2004 and 2005, we did not generate sufficient cash flows from operations to fund our working capital needs which are generally higher during the first quarter of the year when we make our annual incentive compensation and estimated income tax payments. As a result, we used borrowings under our revolving credit facility to finance some of our cash needs for operating activities and capital expenditures. We also used borrowings under our revolving credit facility to finance our acquisition of Ringtail and our share repurchase program, discussed in more detail below.

During the first quarter of 2004, our working capital requirements were higher than we have historically experienced primarily due to:

•	$10 million to refund retainer balances associated with the loss of client engagements resulting from the departure of corporate finance/restructuring professionals;

•	$7 million of increased requirements to fund the working capital needs of the dispute advisory services business of KPMG that we acquired as of October 31, 2003;

•	$3.6 million of increased incentive compensation payments attributable to the Lexecon business that we acquired in November 2003;

•	$3.2 million of increased sign-on and retention compensation paid to attract senior-level professionals and retain our strongest performers; and

•	the decreased demand for our services which caused our profitability to decline.

During the first quarter of 2005, our working capital requirements were also high as we used about $25 million to fund incentive and deferred compensation payments and $6.2 million to fund our estimated tax payments.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During the first quarter of 2005, our billed and unbilled accounts receivable, net of billings in excess of services provided have increased across all practice areas. This is primarily due to increasing revenues within the quarter. At March 31, 2005, billed and unbilled receivables for our economics practice include $8.7 million of fees for services rendered where payment will not be received until completion of the matter. This specific matter causes days sales outstanding to increase in this practice. We anticipate normal seasonal improvements to our collections and cash flows from operations in the second quarter and the remainder of the year.

Net cash used in investing activities for the first quarter of 2005 increased $16.1 million as compared to the same period in 2004, primarily due to the $19.6 million we used to fund the Ringtail acquisition, an increase in capital expenditures of $1.2 million to support a growing organization, offset by $5.5 million received as payment in full from a note receivable due from the owners of one of our former subsidiaries. The increase in capital expenditures is primarily due to an increase in spending for leasehold improvements to modify and expand our office facilities, and to acquire additional furniture and information technology equipment. We had no material outstanding purchase commitments as of March 31, 2005.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions. During the first quarter of 2004, our financing activities consisted principally of $23.0 million of borrowings under our revolving credit facility and $3.8 million of principal payments on our term loans. During the first quarter of 2005, our financing activities consisted of $22.5 million of net borrowings under our revolving credit facilities and $5.0 million of principal payments on our term loans.

In October 2003, our board of directors approved a share repurchase program under which we may purchase, from time to time, up to $50.0 million of our common stock. This program is effective through October 31, 2005. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the first quarter of 2004, we purchased and retired 72,000 shares of our common stock at a total cost of about $1.2 million. During the first quarter of 2005, we purchased and retired 392,800 shares of our common stock at a total cost of about $7.7 million. Since inception of the program, we have purchased and retired a total of 1.2 million shares of our common stock for a total of $22.5 million.

Capital Resources. Our bank credit facility, as amended on April 19, 2005, currently provides for up to $275.0 million of secured financing, consisting of a $100.0 million revolving loan and $175.0 million in term loans. The maturity date of the $100.0 million revolving credit facility is November 28, 2008. However, we may choose to repay outstanding borrowings under the revolving credit facility at any time before maturity without penalty. We have fully drawn the $175 million of available term loans and as of April 19, 2005, there was $150.0 million that remained outstanding. Principal payments on the term loans are payable quarterly through September 30, 2008. Debt under the credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the credit facility, the lenders have a security interest in substantially all of our assets. As of March 31, 2005, we had outstanding aggregate debt under the credit facility of $122.5 million, bearing interest at rates ranging from 4.3% to 6.0%. We are not subject to any penalties for early payment of debt under the credit facility.

Our amended and restated bank credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended credit facility. At March 31, 2005, we were in compliance with all covenants as stipulated in the credit facility agreements.

As of March 31, 2005, our capital resources included $3.8 million of cash and cash equivalents and a $77.5 million revolving loan commitment under our amended and restated bank credit facility. The availability of borrowings under our revolving credit facility is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving credit facility. As of March 31, 2005, we have $10.0 million of outstanding letters of credit, which reduce the available borrowings under our revolving credit facility to $67.5 million.

Future Capital Needs. We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our business;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	up to $27.5 million of discretionary funding for our share repurchase program that is effective through October 31, 2005; and

•	potential acquisitions of businesses that would allow us to diversify or expand our current service offerings.

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

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of March 31, 2005. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts. See “—Forward-Looking Statements.”

Future contractual obligations related to our long-term debt include principal amortization and estimated interest payments based on interest rates in effect on April 1, 2005. The long-term debt obligations also assume that payments will be made based on the current payment schedule and excludes the additional term loan drawdown that occurred on April 19, 2005 and any additional revolving credit facility borrowings or any revolving credit facility repayments prior to the September 30, 2008 maturity date. Future contractual obligations related to our operating leases are net of our contractual sublease receipts. The payment amounts for capital lease obligations include amounts due for interest.

Contractual Obligations

	Total	2005	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Long-term debt	$122,500	$16,250	$26,250	$31,250	$48,750	$—	$—	$—
Interest on long-term debt	14,086	4,306	4,756	3,444	1,580	—	—	—
Operating leases	144,327	9,007	12,137	11,753	11,192	11,186	10,757	78,295
Capital leases	249	150	80	16	3	—	—	—

Total obligations	$281,162	$29,713	$43,223	$46,463	$61,525	$11,186	$10,757	$78,295

Future Outlook. We believe that our anticipated operating cash flows and our $121.3 million in total liquidity, consisting of our cash on hand, total borrowings available under our revolving bank credit facility and $50.0 million of additional term loan borrowings are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

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

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any acquisition transactions, not currently contemplated, or any unexpected changes in significant numbers of revenue-generating professionals. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunity, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our current credit facility. See “—Forward-Looking Statements.”

Forward-Looking Statements

Some of the statements under “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results and do not intend to do so. Factors, which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates on our variable rate debt. Our primary interest rate risk results from changes in the U.S. Prime and Eurodollar rates, which are used to determine the interest rates applicable to borrowings under our bank credit facility. Interest rate changes expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates. As of March 31, 2005 and December 31, 2004, we did not have any derivative instruments.

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of March 31, 2005 and December 31, 2004. The table presents principal cash flows and related weighted average interest rates by year of maturity for our bank credit facility. We have estimated the fair value of our bank credit facility based on its carrying value, as interest rates are reset every 30 to 90 days.

	Year of Maturity						March 31, 2005		December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate Sensitivity:

Long-term debt

Variable rate	$16,250	$26,250	$31,250	$48,750	$—	$—	$122,500	$122,500	$105,000	$105,000
Average interest rate	4%	4%	4%	5%			4%		4%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Equity Securities

Incorporated by reference from Form 8-K dated February 16, 2005 filed with the Securities and Exchange Commission on February 23, 2005.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the first quarter of 2005 (in thousands except per share amounts).

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (b)
January 1 through January 31, 2005	—	$—	—	$35,158
February 1 through February 28, 2005	—	$—	—	$35,158
March 1 through March 31, 2005	393	$19.62	393	$27,451

Total	393	$19.62	393	$27,451

(a)	We purchased all of these shares of our common stock through our publicly announced stock repurchase program.
(b)	In October 2003, our board of directors approved a $50.0 million stock repurchase program. Unless reauthorized or extended by our board of directors, this program expires on October 31, 2005. These amounts represent gross purchase prices and include the transaction costs we may incur, such as commissions, on the related purchases.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement dated February 16, 2005, by and among FTI Consulting, Inc., FTI, LLC, FTI Repository Services, LLC, FTI Consulting Ltd., FTI Australia Pty Ltd, Edward J. O’Brien and Christopher R. Priestley, Messrs. Edward J. O’Brien and Christopher R. Priestley trading as the Ringtail Suite Partnership, Ringtail Solutions Pty Ltd, on its behalf and as trustee for Ringtail Unit Trust, Ringtail Solutions, Inc. and Ringtail Solutions Limited (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on February 23, 2005 as exhibit 2.1 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

10.1 *	Form of Incentive Stock Option Agreement used with 1997 Stock Option Plan, as amended. (Filed with the SEC on February 24, 2005 as exhibit 10.1 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

10.2 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of October 28, 2004. (Filed with the SEC on February 24, 2005 as exhibit 10.2 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

10.3 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of February 17, 2005. (Filed with the SEC on February 24, 2005 as exhibit 10.3 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

10.4	First Amendment dated as of April 19, 2005 (schedules omitted), by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the SEC on April 22, 2005 as exhibit 10.1 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: May 4, 2005	By	/s/ THEODORE I. PINCUS
THEODORE I. PINCUS
Executive Vice President and Chief Financial Officer (principal financial officer)