Form 10-Q
period 2005-06-30
FTI CONSULTING INC
filed 2005-07-27
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 25, 2005
Common stock, par value $0.01 per share	43,929,153

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2004	June 30, 2005
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$25,704	$23,103
Accounts receivable
Billed receivables	89,536	99,741
Unbilled receivables	30,663	47,848
Allowance for doubtful accounts and unbilled services	(16,693)	(15,384)

	103,506	132,205
Notes receivable	9,031	3,134
Prepaid expenses and other current assets	6,041	7,252
Deferred income taxes	6,287	5,882

Total current assets	150,569	171,576

Property and equipment, net	23,342	27,027
Goodwill	507,656	566,480
Other intangible assets, net	10,978	26,220
Other assets	15,980	16,116

Total assets	$708,525	$807,419

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$20,771	$15,464
Accrued compensation	39,383	42,735
Current portion of long-term debt	21,250	35,625
Billings in excess of services provided	8,924	12,786

Total current liabilities	90,328	106,610

Long-term debt, net of current portion	83,750	106,875
Deferred rent, capital lease obligations and other, net of current portion	12,745	13,079
Deferred income taxes	25,548	32,472
Commitments and contingent liabilities (notes 3, 4, 5 and 9)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 42,487 shares issued and outstanding—2004; and 43,729 shares issued and outstanding—2005	425	437
Additional paid-in capital	333,735	358,405
Unearned compensation	(8,551)	(7,868)
Retained earnings	170,545	197,409

Total stockholders’ equity	496,154	548,383

Total liabilities and stockholders’ equity	$708,525	$807,419

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues	$107,445	$123,917	$217,685	$240,531

Operating expenses
Direct cost of revenues	58,357	65,192	120,255	129,537
Selling, general and administrative expense	24,792	29,290	50,518	57,443
Amortization of other intangible assets	1,255	1,608	2,976	2,357

	84,404	96,090	173,749	189,337

Operating income	23,041	27,827	43,936	51,194

Other income (expense)
Interest income	189	197	386	364
Interest expense and other	(1,585)	(2,507)	(3,189)	(4,229)
Litigation settlement losses, net	—	(708)	—	(1,012)

	(1,396)	(3,018)	(2,803)	(4,877)

Income before income tax provision	21,645	24,809	41,133	46,317
Income tax provision	8,852	10,420	16,823	19,453

Net income	$12,793	$14,389	$24,310	$26,864

Earnings per common share—basic	$0.30	$0.34	$0.58	$0.63

Earnings per common share—diluted	$0.30	$0.33	$0.57	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2005	42,487	$425	$333,735	$(8,551)	$170,545	$496,154
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $118	152	1	2,752			2,753
Employee stock purchase plan	110	1	1,535			1,536
Restricted share grants	10	—	223	(223)		—
Business combinations	1,363	14	27,863			27,877

Purchase and retirement of common stock	(393)	(4)	(7,703)			(7,707)
Amortization of unearned compensation				906		906
Net income					26,864	26,864

Balance, June 30, 2005	43,729	$437	$358,405	$(7,868)	$197,409	$548,383

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2004	2005
Operating activities
Net income	$24,310	$26,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	4,351	5,312
Amortization of other intangible assets	2,976	2,357
Provision for doubtful accounts	2,554	792
Non-cash stock-based compensation	629	906
Income tax benefit from stock option exercises	1,882	118
Non-cash interest expense and other non-cash charges	761	1,534
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(25,967)	(25,022)
Prepaid expenses and other assets	(3,797)	61
Accounts payable, accrued expenses and other	1,428	96
Income taxes payable	(479)	2,841
Accrued compensation	(392)	689
Billings in excess of services provided	(7,753)	(574)

Net cash provided by operating activities	503	15,974

Investing activities
Purchases of property and equipment	(4,099)	(8,992)
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(923)	(46,651)
Proceeds from note receivable due from purchasers of former subsidiary	—	5,525
Change in other assets	603	(65)

Net cash used in investing activities	(4,419)	(50,183)

Financing activities
Issuance of common stock under equity compensation plans	2,473	2,635
Purchase and retirement of common stock	(4,354)	(7,707)
Borrowings under long-term credit facility	—	50,000
Payments of long-term debt	(7,500)	(12,500)
Borrowings under revolving line of credit	32,000	33,500
Payments of revolving line of credit	(21,000)	(33,500)
Payments of debt financing fees	—	(686)
Payments of capital lease obligations and other	(360)	(134)

Net cash provided by financing activities	1,259	31,608

Net decrease in cash and cash equivalents	(2,657)	(2,601)
Cash and cash equivalents, beginning of period	5,765	25,704

Cash and cash equivalents, end of period	$3,108	$23,103

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerator—basic and diluted
Net income	$12,793	$14,389	$24,310	$26,864

Denominator
Weighted average number of common shares outstanding—basic	42,172	42,808	42,135	42,565
Effect of dilutive stock options	341	515	423	468
Effect of dilutive restricted shares	4	3	3	2

Weighted average number of common shares outstanding—diluted	42,517	43,326	42,561	43,035

Earnings per common share—basic	$0.30	$0.34	$0.58	$0.63

Earnings per common share—diluted	$0.30	$0.33	$0.57	$0.62

Antidilutive stock options and restricted shares	3,338	2,702	3,242	2,686

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income, as reported	$12,793	$14,389	$24,310	$26,864
Add—Stock-based employee compensation cost included in reported net income, net of taxes	208	263	372	525
Deduct—Total stock-based employee compensation expense determined under a fair value based method for all awards, net of taxes	(1,911)	(2,046)	(3,539)	(4,094)

Net income, pro forma	$11,090	$12,606	$21,143	$23,295

Earnings per common share
Basic, as reported	$0.30	$0.34	$0.58	$0.63

Basic, pro forma	$0.26	$0.29	$0.50	$0.55

Diluted, as reported	$0.30	$0.33	$0.57	$0.62

Diluted, pro forma	$0.26	$0.29	$0.50	$0.54

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Assumptions
Risk-free interest rate—option plan grants	2.97% – 3.31%	3.63% – 3.70%	1.90% – 3.31%	3.44% – 3.98%
Risk-free interest rate—purchase plan grants	—	—	0.96%	2.55%
Dividend yield	0%	0%	0%	0%
Expected life of option grants	3 years	3 years	3 years	3 years
Expected life of stock purchase plan grants	—	—	0.5 years	0.5 years
Stock price volatility—option plan grants	57.2% – 57.8%	50.3% – 51.0%	54.6% – 59.6%	50.3% – 54.1%
Stock price volatility—purchase plan grants	—	—	56.9%	34.7%
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$6.89	$8.31	$6.76	$7.95
Grant price > fair market value	$6.13	$7.45	$6.19	$7.14
Employee stock purchase plan shares	—	—	$7.26	$5.46
Restricted shares	$15.65	$22.34	$15.52	$22.34

Supplemental Cash Flow Information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Other non-cash investing and financing activities
Issuance of common stock to acquire businesses	$—	$12,899	$—	$27,877

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2005, are as follows:

Balance as of January 1, 2005	$507,656
Goodwill acquired during the year	59,165
Adjustment to allocation of purchase price	(341)

Balance as of June 30, 2005	$566,480

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $3.0 million for the six months ended June 30, 2004 and $2.4 million for the six months ended June 30, 2005. Based solely on the amortizable intangible assets recorded as of June 30, 2005, we estimate amortization expense to be $5.4 million during the remainder of 2005, $6.4 million in 2006, $3.5 million in 2007, $3.3 million in 2008, $2.6 million in 2009, $0.5 million in 2010 and $0.8 million in years after 2010. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors. The carrying amounts of the amortizable assets we acquired in connection with an acquisition completed on May 31, 2005 are based on our estimated valuations, which we expect to complete during the second half of 2005. The final purchase price allocations may differ from our preliminary estimates. See note 3.

		December 31, 2004		June 30, 2005
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	4 to 15	$8,300	$1,412	$12,630	$2,143
Contracts, backlog	1 to 3	491	395	7,761	1,336
Software	5	—	—	4,400	293
Non-compete agreement	3 to 5	2,196	982	2,796	1,315
Intellectual property	3	360	280	360	340

		11,347	3,069	27,947	5,427
Unamortized intangible assets
Tradename	Indefinite	2,700	—	3,700	—

		$14,047	$3,069	$31,647	$5,427

Significant New Accounting Pronouncements

As permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, we generally do not recognize compensation cost related to employee stock options. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123. We plan to adopt the standard effective January 1, 2006. We have not yet determined which of the transition methods we will follow upon adoption of this standard.

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting principles. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. Had we adopted this statement in prior periods using the valuation method and assumptions applied in our pro forma disclosures, we would have reduced our net operating cash flows and increased our net financing cash flows by $1.9 million during the six months ended June 30, 2004 and $0.1 million during the six months ended June 30, 2005. When Statement No. 123(R) is adopted we may elect to change our valuation method or assumptions. Such changes could have an impact on the amount of stock-based compensation we record.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. Statement No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be treated as a restatement. We are required to and will adopt the provisions of Statement No. 154 on January 1, 2006. We do not believe that the implementation of this standard will have a material impact on our financial position or results of operations.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

3.	Acquisitions

We record assets acquired and liabilities assumed in business combinations on our balance sheet as of the respective acquisition dates based upon their estimated fair values at the acquisition date. We include the results of operations of businesses acquired in our statement of income beginning on the acquisition dates. We allocate the acquisition cost to identifiable tangible and intangible assets and liabilities based upon their estimated relative fair values. We allocate the excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed to goodwill. We determine the fair value of intangible assets acquired based upon independent appraisals. The fair value of shares of our common stock issued in connection with a business combination is based on a five-day average of the closing price of our common stock two days before and two days after the date we agree to the terms of the acquisition and publicly announce the transaction. In certain circumstances, the allocations of the excess purchase price are based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. Revisions to our preliminary estimates of fair value may be significant. Since our results of operations were not materially affected by the business combinations consummated in 2005, pro forma results are not presented.

Cambio

Effective May 31, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cambio Health Solutions, based in Nashville, Tennessee. Cambio provides strategic, operational and turnaround management consulting services to academic medical centers, integrated delivery systems, stand-alone

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

community hospitals, investor-owned hospitals and special medical facilities. The total acquisition cost was $42.6 million, consisting of net cash of $29.2 million, transaction costs of $0.5 million and 578,994 shares of our common stock valued at about $12.9 million.

The identifiable intangible assets that we acquired consist principally of contract backlog, customer relationships, trade name and noncompetition agreements. At June 30, 2005, the estimated valuation of these intangible assets, totaling $10.5 million, is based on data we have developed to date. We recorded $31.4 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. In addition, this acquisition enhances our industry expertise in health care management and finance. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

Ringtail

On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. The assets we acquired include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. The total acquisition cost was $34.6 million, consisting of net cash of $19.2 million, transaction costs of $0.4 million and 784,109 shares of our common stock valued at $15.0 million. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving line of credit. We may be required to pay the sellers additional annual consideration based upon post-acquisition revenues for the each of the years from 2005 through 2007. This earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. We granted the sellers contractual protection against a decline in the value of any purchase price or earnout payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency.

We acquired identifiable intangible assets consisting principally of software, contract backlog and customer relationships. The estimated valuation of these intangible assets totals $7.1 million. We recorded $27.8 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

4.	Long-Term Debt and Capital Lease Obligations

	December 31, 2004	June 30, 2005
Senior secured credit facility
Term loans, interest payable quarterly (3.7% to 4.0%—2004; 4.8% to 4.9%—2005)	$105,000	$142,500
Revolving line of credit of $100.0 million, interest payable quarterly	—	—

Total long-term debt	105,000	142,500
Less current portion	21,250	35,625

Long-term debt, net of current portion	$83,750	$106,875

Total capital lease obligations	$345	$193
Less current portion	237	133

Capital lease obligations, net of current portion	$108	$60

Senior secured credit facility. On April 19, 2005, we amended our senior secured credit facility to provide for $50.0 million in additional secured term loan financing. The entire $50.0 million term loan was fully drawn on April 19, 2005. We incurred $0.6 million of financing costs in connection with amending our senior secured credit facility. We are amortizing these financing costs as interest expense through September 30, 2008.

As of June 30, 2005, our senior secured credit facility, as amended, provided for up to $275.0 million of secured financing, consisting of a $100.0 million revolving line of credit and $175.0 million in term loans. Principal payments on the term loans are payable quarterly through September 30, 2008. The maturity date of the $100.0 million revolving line of credit is November 28, 2008. However, we may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets.

As of June 30, 2005, substantially all of our subsidiaries are guarantors of borrowings under our senior secured credit facility in the amount of $142.5 million.

The senior secured credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the amended senior secured credit facility. As of June 30, 2005, we were in compliance with all covenants as stipulated in the senior secured credit facility agreements. In connection with the offerings described in note 9, we expect to repay all outstanding term loan borrowings and amend our senior secured credit facility to facilitate such offerings and related transaction, adjust our financial covenants and effect certain other changes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Future maturities of long-term debt and capital lease obligations. For periods subsequent to June 30, 2005, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of June 30, 2005 are as follows.

	Long-Term Debt	Capital Lease Obligations	Total
July 1 to December 31, 2005	$16,875	$102	$16,977
2006	39,375	80	39,455
2007	46,875	16	46,891
2008	39,375	3	39,378

	142,500	201	142,701
Less imputed interest	—	8	8

	$142,500	$193	$142,693

5.	Commitments and Contingencies

Commitments. During the fourth quarter of 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility in New York City. As a result of this decision, we vacated leased office facilities prior to the lease termination dates. We recorded a loss of $4.7 million related to the abandoned facilities during the fourth quarter of 2004. This charge included $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income and $0.7 million of asset impairments. As of December 31, 2004, the balance of the liability for loss on abandoned facilities was $3.7 million. During the first six months of 2005, we made payments, net of sublease income, of about $1.0 million against the lease loss liability. As of June 30, 2005, the balance of the liability for loss on abandoned facilities was $2.7 million.

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

See “Part II—Other Information, Item 1. Legal Proceedings.”

Stockholders’ Equity

Common stock repurchase program. In October 2003, our board of directors approved a share repurchase program under which we may purchase, from time to time, up to $50.0 million of our common stock. This program is effective through October 31, 2005. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During 2005, we purchased and retired 392,800 shares of our common stock at a total cost of about $7.7 million. Since inception of the program, we have purchased and retired a total of 1.2 million shares of our common stock for a total of $22.5 million. In May 2005, our board of directors increased the amount of cash we are authorized to spend on the share repurchase program from $27.5 million available at that time to $50.0 million. Recently, our board of directors separately authorized $100.0 million in stock repurchases that we intend to consummate in connection with the offerings described below in note 9.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

6.	Equity Compensation and Employee Benefit Plans

Equity Compensation Plans. Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997 plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of June 30, 2005, 24,584 shares of common stock are available for grant under our 1997 Stock Option Plan.

Our 2004 Long-Term Incentive Plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other stock-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan. As of June 30, 2005, 1,836,132 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

Vesting provisions for individual awards under our stock option plans are at the discretion of our board of directors. Generally, outstanding options have been granted at prices equal to or exceeding the market value of the stock on the grant date, vest over three to five years, and expire ten years subsequent to award.

During the six months ended June 30, 2004, we granted 56,749 shares of restricted common stock to employees at a weighted-average fair value of $15.52. During the six months ended June 30, 2005, we granted 10,000 shares of restricted common stock to employees at a weighted-average fair value of $22.34. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years.

The following table summarizes the option activity under the plans for the six-month periods ended June 30, 2004 and 2005.

	2004	Weighted Average Exercise Price	2005	Weighted Average Exercise Price
Options outstanding, January 1	4,330	$18.54	4,408	$19.17
Options granted during the period:
Options granted = fair market value	655	$16.58	722	$20.96
Options granted > fair market value	45	$17.82	45	$22.40
Options exercised	(415)	$5.95	(152)	$17.38
Options forfeited	(437)	$22.26	(17)	$23.43

Options outstanding, June 30	4,178	$19.09	5,006	$19.49

Options exercisable, June 30	1,866	$17.26	2,939	$18.51

Following is a summary of the status of stock options outstanding and exercisable at June 30, 2005.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$ 1.90–$12.36	908	$9.17	5.4 years	908	$9.17
$14.14–$19.00	954	$17.04	8.9 years	263	$16.31
$19.24–$21.33	997	$20.67	8.0 years	653	$21.02
$21.65–$23.82	854	$22.28	8.9 years	193	$22.39
$24.28–$33.25	1,293	$25.82	7.3 years	922	$25.73

	5,006	$19.49		2,939	$18.51

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Employee Stock Purchase Plan

The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,300,000 shares are authorized for purchase under the plan. As of June 30, 2005, 917,518 shares of our common stock are available for purchase under the plan. Employees purchased shares under this plan during the following periods at the weighted average prices per share as indicated: six months ended June 30, 2004—202,396 at $14.03; six months ended June 30, 2005—109,998 at $13.96.

7.	Comprehensive Income

Six Months Ended June 30, 2004
Net income	$24,310
Other comprehensive income—change in fair value of interest rate swaps	24

Total comprehensive income, net of income taxes	$24,334

8.	Segment Reporting

We manage our business in three reportable operating segments that each provides distinct services. Our reportable operating segments are managed separately and include our forensic/litigation/technology practice, our corporate finance/restructuring practice and our economic consulting practice.

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

	Forensic/ Litigation/ Technology	Corporate Finance/ Restructuring	Economic Consulting	Corporate	Total
Three months ended June 30, 2004
Revenues	$45,742	$39,576	$22,127	$—	$107,445
Gross margin	22,080	18,625	8,383	—	49,088
Segment profit	14,408	12,622	5,346	(5,829)	26,547
Three months ended June 30, 2005
Revenues	$52,031	$44,342	$27,544	$—	$123,917
Gross margin	27,238	20,949	10,538	—	58,725
Segment profit	18,988	13,794	6,866	(7,502)	32,146

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

	Forensic/ Litigation/ Technology	Corporate Finance/ Restructuring	Economic Consulting	Corporate	Total
Six months ended June 30, 2004
Revenues	$89,855	$82,863	$44,967	$—	$217,685
Gross margin	42,316	38,623	16,491	—	97,430
Segment profit	27,029	25,259	10,758	(11,783)	51,263
Six months ended June 30, 2005
Revenues	$101,727	$85,836	$52,968	$—	$240,531
Gross margin	50,212	41,271	19,511	—	110,994
Segment profit	33,913	27,420	12,669	(15,139)	58,863

The following table presents a reconciliation of segment profit to income before income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Operating profit
Total segment profit	$26,547	$32,146	$51,263	$58,863
Depreciation and amortization	2,251	2,711	4,351	5,312
Amortization of other intangible assets	1,255	1,608	2,976	2,357
Interest and other expense, net	1,396	2,310	2,803	3,865
Litigation settlement losses, net	—	708	—	1,012

Income before income tax provision	$21,645	$24,809	$41,133	$46,317

9.	Subsequent Events

On July 19, 2005, we announced the offering of approximately $300.0 million of long-term debt, including approximately $175.0 million in principal amount of senior notes due 2013 and approximately $125.0 million in principal amount of convertible senior subordinated notes due July 15, 1012. We anticipate closing the offerings by early August 2005.

We estimate that the net proceeds from the offerings, after deducting estimated fees and expenses and the initial purchasers’ discounts, will be approximately $290.0 million (or approximately $314.1 million if the initial purchasers’ option to purchase additional convertible notes is exercised in full). We intend to use approximately $142.5 million to repay all outstanding term loan borrowings under our senior secured credit facility. In addition, we intend to use approximately $100.0 million of net proceeds from the offerings to repurchase shares of our common stock through a combination of direct share repurchases, an accelerated stock buyback program and open market purchases. We may use a portion of the net proceeds of the offerings to enter into convertible note hedge and written call option transactions, the “Call Spread,” the exposure for which would be held by the initial purchasers of the offerings or their affiliates. The convertible note hedge is expected to reduce the potential dilution from conversion of the convertible notes and effectively increase the conversion price to us, and the written call option is expected to partially offset the cost of the convertible note hedge. If we consummate the convertible notes offering and decide to enter into the Call Spread, the convertible note hedge will involve the purchase by us of a call option from each counterparty and the written call option will involve the sale by us of a call option to each counterparty with a higher strike price than the purchased call options. We intend to use the remaining net proceeds for general corporate purposes, which may include acquisitions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview.

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three- and six-month periods ended June 30, 2005 and 2004, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our annual report on Form 10-K for the year ended December 31, 2004. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward Looking Statements.”

We are a leading provider of forensic/litigation/technology, corporate finance/restructuring and economic consulting services in the United States. Through our forensic/litigation/technology practice, we provide an extensive range of services to assist clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and other trial support services. Specifically, we help clients assess complex financial transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of financial recoveries and settlements. Through the use of proprietary information technology, we have demonstrated our ability to help control litigation costs, expedite the trial process and provide our clients with the ability to readily organize and access case-related data. Our repository services offer clients a secure extranet and web-hosting service for critical information. Our graphics services at trial and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court.

Our corporate finance/restructuring practice assists underperforming companies as they make decisions to improve their financial condition and operations. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, such as interim management in turnaround situations, rightsizing infrastructure, assessing long-term viability and business strategy consulting. We lead and manage the financial aspects of in-court restructuring processes by offering services that include an assessment of the impact of a bankruptcy filing on the client’s financial condition and operations. We also assist our clients in planning for a smooth transition into and out of bankruptcy, facilitating the sale of assets and arranging debtor-in-possession financing.

Through our economic consulting practice, we deliver sophisticated economic analysis and modeling of issues arising in mergers and acquisitions and other complex commercial and securities litigation. Our services include providing advice and testimony related to:

•	antitrust and competition issues that arise in the context of potential mergers and acquisitions;

•	other antitrust issues, including alleged price fixing, cartels and other forms of exclusionary behavior;

•	the application of modern finance theory to issues arising in securities litigation; and

•	public policy studies on behalf of companies, trade associations and governmental agencies.

Our statistical and economic experts help companies evaluate issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. We have deep industry experience in such areas as commercial and investment banking, telecommunications, energy, transportation and pharmaceuticals. Our professionals have experience providing testimony in the following areas: fraud, damages, lost profits, valuation, accountant’s liability and malpractice, contract disputes, patent infringement, price fixing, purchase price disputes, solvency and insolvency, fraudulent conveyance, preferences, disclosure statements, trademark and copyright infringement and the financial impact of government regulations.

Recent Events Affecting Our Operations. On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a developer of litigation support and knowledge management technologies for law firms. The assets we acquired include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. The total acquisition cost was $34.6 million, consisting of net cash of $19.2 million, transaction costs of $0.4 million and 784,109 shares of our common stock valued at $15.0 million. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving line of credit. We may be required to pay the sellers additional annual consideration based upon post-acquisition revenues for the each of the years from 2005 through 2007. The earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. We granted the sellers contractual protection against a decline in the value of the purchase price and any earnout payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency. Ringtail operates as part of our forensic/litigation/technology practice.

On April 19, 2005, we amended our senior secured credit facility to provide for $50.0 million in additional secured term loan financing. Borrowing conditions, maturity, interest rate and payment terms remained substantially the same. Principal payments on the additional term loan began on June 30, 2005 and are payable quarterly thereafter through September 30, 2008. The entire $50.0 million in additional term loan was fully drawn on April 19, 2005. A portion of the proceeds was used to pay amounts outstanding under our revolving line of credit with the remainder available for general corporate purposes.

On May 31, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cambio Health Solutions, based in Nashville, Tennessee. Cambio is a leading provider of change management solutions for hospital and health systems. It provides strategic, operational and turnaround management consulting services to improve the operational efficiency and financial performance of its clients. Cambio’s clients include academic medical centers, integrated delivery systems, stand-alone community hospitals, investor-owned hospitals and special medical facilities. The total acquisition cost was $42.6 million, consisting of net cash of $29.2 million, transaction costs of $0.5 million and 578,994 shares of our common stock valued at about $12.9 million. Cambio operates as part of our corporate finance/restructuring practice.

Transactions and Developments after June 30, 2005. On July 19, 2005, we announced the offering of approximately $300.0 million of long-term debt, including approximately $175.0 million in principal amount of senior notes due 2013 and approximately $125.0 million in principal amount of convertible senior subordinated notes due July 15, 1012. We anticipate closing the offerings by early August 2005.

We estimate that the net proceeds from the offerings, after deducting estimated fees and expenses and the initial purchasers’ discounts, will be approximately $290.0 million (or approximately $314.1 million if the initial purchasers’ option to purchase additional convertible notes is exercised in full). We intend to use approximately $142.5 million to repay all outstanding term loan borrowings under our senior secured credit facility. In addition, we intend to use approximately $100.0 million of net proceeds from the offerings to repurchase shares of our common stock through a combination of direct share repurchases, an accelerated stock buyback program and open market purchases. We may use a portion of the net proceeds of the offerings to enter into convertible note hedge and written call option transactions, the “Call Spread,” the exposure for which would be held by the initial purchasers of the offerings or their affiliates. The convertible note hedge is expected to reduce the potential dilution from conversion of the convertible notes and effectively increase the conversion price to us, and the written call option is expected to partially offset the cost of the convertible note hedge. If we consummate the convertible notes offering and decide to enter into the Call Spread, the convertible note hedge will involve the purchase by us of a call option from each counterparty and the written call option will involve the sale by us of a call option to each counterparty with a higher strike price than the purchased call options. We intend to use the remaining net proceeds for general corporate purposes, which may include acquisitions.

Financial and Operating Overview. We derive substantially all of our revenues from providing professional services to our clients in the United States. Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and also from our ability to attract new and recurring engagements.

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

During the three months ended June 30, 2005, our revenues increased $16.5 million, or 15.3%, as compared to the three months ended June 30, 2004. During the six months ended June 30, 2005, our revenues increased $22.8 million, or 10.5%, as compared to the six months ended June 30, 2004. Revenues increased in each of our operating segments for the three- and six-month periods ended June 30, 2005 as compared to 2004. This growth is primarily attributable to an increase in the number of billable professionals we employ as well as to the acquisitions of Ringtail and Cambio completed during 2005. See “—Results of Operations” for a more detailed discussion and analysis of our financial results.

Our financial results are primarily driven by:

•	the utilization rates of the billable professionals we employ;

•	the number of billable professionals we employ;

•	the rates per hour we charge our clients for service; and

•	the number and size of engagements we secure.

Utilization Rates of Billable Professionals

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2005	Percent Change	2004	2005	Percent Change
Forensic/Litigation/Technology	76%	76%	—	76%	77%	1.3%
Corporate Finance/Restructuring	84%	84%	—	84%	84%	—
Economic Consulting	81%	86%	6.2%	83%	86%	3.6%
Total Company	79%	81%	2.5%	80%	81%	1.3%

We calculate the utilization rate for our professionals by dividing the number of hours that all of our professionals worked on client assignments during a period by the total available working hours for all of our professionals, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays. Utilization of our professionals is affected by a number of factors, including:

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

During the three- and six-month periods ended June 30, 2005, our overall utilization rate increased as compared to 2004 which is primarily attributable to the increased utilization of professionals in our economic consulting practice. The increased utilization rate in our economic consulting practice is primarily attributable to larger client assignments in the first half of 2005 as compared to 2004 and to more robust market conditions.

The increased utilization rate in our forensic/litigation/technology practice for the six-months ended June 20, 2005 as compared to 2004 is primarily attributable to the dispute advisory services business of KPMG that we acquired in the fourth quarter of 2003. The overall utilization rate of these professionals was low for the first few months of 2004 after completion of the acquisition. This had a negative impact on the overall utilization rate for this practice during the first half of 2004. The utilization rates in the forensic/litigation/technology practice is highly impacted by seasonal factors such as the vacation of our staff as well as client personnel. As a result, we expect lower utilization rates during the summer months of the third quarter and during the holiday season in the fourth quarter than we experience during the first half of the year.

Number of Revenue-Generating Professionals

	June 30, 2004		June 30, 2005		Percent Change
	Headcount	% of Total	Headcount	% of Total
Forensic/Litigation/Technology	375	50.0%	423	47.6%	12.8%
Corporate Finance/Restructuring	229	30.5%	310	34.9%	35.4%
Economic Consulting	146	19.5%	155	17.5%	6.2%

Total Company	750	100.0%	888	100.0%	18.4%

Revenue-generating professionals include both billable consultants that generate revenues based on hourly billing rates and other revenue generating employees who support our customers or develop software products. The number of revenue-generating employees in the forensic/litigation/technology practice increased from June 30, 2004 to June 30, 2005 which is due to increased demand for services as well as the acquisition of Ringtail on February 28, 2005. This acquisition added 23 revenue-generating professionals to this practice. These professionals primarily develop software products. The number of billable professionals in the corporate finance/restructuring practice increased throughout 2004 as this practice was recovering from the unanticipated departure of about 60 billable professionals during the first quarter of 2004. In addition, the acquisition of Cambio on May 31, 2005 added 56 revenue-generating professionals to the corporate finance/restructuring practice. During the second quarter of 2005, the number of billable professionals in the economic consulting practice increased in response to increased demand for economic consulting services resulting from improving market conditions.

Average Billable Rate per Hour

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2005	Percent Change	2004	2005	Percent Change
Forensic/Litigation/Technology	$292	$284	(2.7)%	$289	$278	(3.8)%
Corporate Finance/Restructuring	416	397	(4.6)%	408	404	(1.0)%
Economic Consulting	367	379	3.3%	371	381	2.7%
Total Company	347	340	(2.0)%	345	339	(1.7)%

We calculate average billable rate per hour by dividing employee revenues for the period; excluding:

•	revenues generated from utilizing outside consultants,

•	revenues not associated with billable hours, and

•	revenues resulting from reimbursable expenses;

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

Effective January 1, 2005, we modified our calculation of average billable rate per hour to include revenue realization adjustments and success fees earned as part of employee revenues. Average billable rates per hour for prior periods have been adjusted to conform to our current presentation.

Average billable rate per hour decreased in our forensic/litigation/technology practice primarily due to an increase in the proportion of billable professionals at lower levels, resulting in lower billing rates relative to the prior year. Our corporate finance/restructuring practice implemented planned bill rate increases during the second quarter of 2004, during the third quarter of 2004 as a result of promotions and again during the first quarter of 2005. However, the average billable rate per hour decreased in this practice primarily due to a decrease in success fees recognized. Average billable rate per hour increased in our economic practice primarily due to an increase in demand for these services which has driven up the utilization rate in this practice.

Segment Profits.

	2004		2005
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended June 30,
Forensic/Litigation/Technology	$14,408	31.5%	$18,988	36.5%	31.8%
Corporate Finance/Restructuring	12,622	31.9%	13,794	31.1%	9.3%
Economic Consulting	5,346	24.2%	6,866	24.9%	28.4%
Corporate	(5,829)	—	(7,502)	—	28.7%

Total Company	$26,547	24.7%	$32,146	25.9%	21.1%

Six Months Ended June 30,
Forensic/Litigation/Technology	$27,029	30.1%	$33,913	33.3%	25.5%
Corporate Finance/Restructuring	25,259	30.5%	27,420	31.9%	8.6%
Economic Consulting	10,758	23.9%	12,669	23.9%	17.8%
Corporate	(11,783)	—	(15,139)	—	28.5%

Total Company	$51,263	23.5%	$58,863	24.5%	14.8%

We evaluate the performance of our operating segments based on operating income before depreciation, amortization and corporate selling, general and administrative expenses.

The increase in segment profits for the three and six months ended June 30, 2005 as compared to 2004 was driven by several factors, including the following:

•	a $4.6 million and a $6.9 million increase attributable to our forensic/litigation/technology practice. This increase was due primarily to an increase in the number of billable professionals, while maintaining utilization rates, coupled with revenues growing at a faster pace than operating costs which results in increased profitability.

•	a $1.2 million and a $2.2 million increase attributable to our corporate finance/restructuring practice. Segment profits improved in this practice as a result of planned bill rate increases during the second quarter of 2004, during the third quarter of 2004 as a result of promotions and again during the first quarter of 2005. This increase was also due to an increase in the number of billable professionals, while maintaining utilization rates.

•	a $1.5 million and a $1.9 million increase attributable to our economic consulting practice. This increase was due primarily to an increase in the utilization of our professionals which results in increased profitability.

•	offset by a $1.7 million and a $3.4 million increase in corporate overhead expenses which is discussed in more detail below under “—Results of Operations—Selling, General and Administrative Expense.”

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions or refunds imposed by bankruptcy courts. Even if a bankruptcy court approves of our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for these risks by reviewing the status of all accounts and recording reserves based on our experiences in these cases and historical bad debt expense. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability to pay our fees, or the bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing significant services.

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

Goodwill and Other Intangible Assets. As of June 30, 2005, goodwill and other intangible assets represented 73.4% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we have completed since 2002. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements, software and intellectual property. We make at least annual assessments of impairment of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

Income Taxes. Our income tax provision consists principally of federal and state income taxes. Our estimated combined federal and state income tax rate was 41% for the first half of 2004 and 42% for the year ended December 31, 2004 and the first half of 2005. We generate income in a significant number of states located throughout the United States. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have not recorded any significant valuation allowances on our deferred tax assets as we believe the recorded amounts are more likely than not to be realized. If the assumptions used in preparing our income tax provision differ from those used in the preparation of our income tax return, we may experience a change in our effective income tax rate for the year.

Results of Operations

Revenues.

	2004		2005		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Three Months Ended June 30,
Forensic/Litigation/Technology	$45,742	42.6%	$52,031	42.0%	13.7%
Corporate Finance/Restructuring	39,576	36.8%	44,342	35.8%	12.0%
Economic Consulting	22,127	20.6%	27,544	22.2%	24.5%

Total Company	$107,445	100.0%	$123,917	100.0%	15.3%

Six Months Ended June 30,
Forensic/Litigation/Technology	$89,855	41.3%	$101,727	42.3%	13.2%
Corporate Finance/Restructuring	82,863	38.1%	85,836	35.7%	3.6%
Economic Consulting	44,967	20.6%	52,968	22.0%	17.8%

Total Company	$217,685	100.0%	$240,531	100.0%	10.5%

Revenues for the quarter ended June 30, 2005 increased $16.5 million or 15.3% as compared to the quarter ended June 30, 2004. Revenues for the six months ended June 30, 2005 increased $22.8 million or 10.5% as compared to the six months ended June 30, 2004. The increase in revenues is attributable to the following.

•	Forensic/Litigation/Technology Practice. Revenues increased by $6.3 million for the three-month period and by $11.8 million for the six-month period. The acquisition of the Ringtail group on February 28, 2005 contributed to the increased revenues by $3.2 million for the three months ended June 30, 2005 as compared to 2004 and by $3.9 million for the six months ended June 30, 2005 as compared to 2004. Our existing technology practice also contributed to the increased revenues in this practice by $3.1 million for the three months ended June 30, 2005 as compared to 2004 and by $7.2 million for the six months ended June 30, 2005 as compared to 2004. The remaining increase is attributable to an increase in billable professionals.

•	Corporate Finance/Restructuring Practice. Revenues increased by $4.8 million for the three-month period and by $3.0 million for the six-month period due to the following:

•	a $2.8 million increase for the three- and six-month period attributable to the acquisition of Cambio that occurred on May 31, 2005;

•	a $2.2 million and a $5.2 million increase attributable to increases in hourly billing rates as well as increases in the number of billable professionals; and

•	a $0.2 million and a $1.4 million increase attributable to an increase in business related to our merger and acquisitions group; offset by

•	a $0.4 million and a $6.5 million decrease related to the unanticipated departure of a number of billable professionals during the first quarter of 2004.

•	Economic Consulting Practice. Revenues increased by $5.4 million for the three-month period and by $8.0 million for the six-month period primarily due to increased utilization of our professionals relating to increased demand for economic consulting services resulting from more robust market conditions in the first half of 2005 as compared to 2004.

Direct Cost of Revenues.

	2004		2005		Percent Change
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues
	(dollars in thousands)
Three Months Ended June 30,
Forensic/Litigation/Technology	$23,662	51.7%	$24,793	47.7%	4.8%
Corporate Finance/Restructuring	20,951	52.9%	23,393	52.8%	11.7%
Economic Consulting	13,744	62.1%	17,006	61.7%	23.7%

Total Company	$58,357	54.3%	$65,192	52.6%	11.7%

Six Months Ended June 30,
Forensic/Litigation/Technology	$47,539	52.9%	$51,515	50.6%	8.4%
Corporate Finance/Restructuring	44,240	53.4%	44,565	51.9%	0.7%
Economic Consulting	28,476	63.3%	33,457	63.2%	17.5%

Total Company	$120,255	55.2%	$129,537	53.9%	7.7%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including the amortization of signing bonuses given in the form of forgivable loans, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement; depreciation on equipment used to support our client engagements and other related expenses billable to clients. Direct cost of revenues decreased as a percentage of revenues for the three- and six-month periods ended June 30, 2005 as compared to 2004 for the total company as well as for the forensic/litigation/technology practice. This is primarily due to the acquisition of Ringtail on February 28, 2005, which generates a high gross margin due to the nature of its software business as compared with the historical results of this operating segment. Direct cost of revenues decreased as a percentage of revenues in our corporate finance/restructuring practice for the six-months ended June 30, 2005 as compared to 2004 primarily due to increases in hourly billing rates and decreased use of outside consultants.

Selling, General and Administrative Expense.

	2004		2005		Percent Change
	SG & A	% of Segment Revenues	SG & A	% of Segment Revenues
	(dollars in thousands)
Three Months Ended June 30,
Forensic/Litigation/Technology	$8,693	19.0%	$9,286	17.8%	6.8%
Corporate Finance/Restructuring	6,251	15.8%	7,563	17.1%	21.0%
Economic Consulting	3,266	14.8%	3,977	14.4%	21.8%
Corporate	6,582	—	8,464	—	28.6%

Total Company	$24,792	23.1%	$29,290	23.6%	18.1%

Six Months Ended June 30,
Forensic/Litigation/Technology	$16,912	18.8%	$18,369	18.1%	8.6%
Corporate Finance/Restructuring	14,196	17.1%	14,663	17.1%	3.3%
Economic Consulting	6,177	13.7%	7,425	14.0%	20.2%
Corporate	13,233	—	16,986	—	28.4%

Total Company	$50,518	23.2%	$57,443	23.9%	13.7%

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and sales staff, rent, marketing, corporate overhead expenses, bad debt expense and depreciation and amortization of property and equipment. Segment selling, general and administrative costs include those expenses that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Unallocated corporate selling, general and administrative costs include expenses related to other centrally managed administrative and marketing functions. These costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development and advertising functions, as well as costs related to overall corporate management. Selling, general and administrative expenses increased as a percentage of our total revenues for the three- and six-month periods ended June 30, 2005 as compared to 2004 primarily due to corporate overhead costs increasing as a percentage of total revenues from 6.1% during the first half of 2004 to 7.1% during the first half of 2005.

Selling, general and administrative expenses related to our operating segments increased by $2.6 million for the three months ended June 30, 2005 as compared to 2004 and $3.2 million for the six months ended June 30, 2005 as compared to 2004. The increased expenses resulted from the following.

•	Forensic/Litigation/Technology Practice. Selling, general and administrative expenses increased by $0.6 million and $1.5 million for the three- and six-month periods ended June 30, 2005 as compared to 2004. These increases are primarily due to a $0.9 million and $2.3 million increase in rent and facility related costs; offset by a $0.2 million and a $0.7 million decrease in bad debt expense.

•	Corporate Finance/Restructuring Practice. Selling, general and administrative expenses increased by $1.3 million and $0.5 million for the three- and six-month periods ended June 30, 2005 as compared to 2004. These increases are primarily due to a $0.2 million and a $0.6 million increase in rent and facility related costs; a $0.4 million and a $0.4 million increase in recruiting expenses; a $0.2 million and $0.4 million increase in outside service and legal expenses; and a $0.5 million and a ($0.9) million change in bad debt expense.

•	Economic Consulting Practice. Selling, general and administrative expenses increased by $0.7 million and $1.2 million for the three- and six-month periods ended June 30, 2005 as compared to 2004. These increases are primarily due to a $0.3 million and a $0.4 million increase in rent and facility related costs; a $0.3 million increase in recruiting expenses for the six-month period; a $0.4 million and a $0.7 million increase in payroll related and other expenses; offset by a $0.2 million decrease in bad debt expense for the six-month period.

Rent expense increased across all practices primarily due to the relocation of our New York City offices into a larger facility during the fourth quarter of 2004.

Our corporate selling, general and administrative expenses increased by $1.9 million for the three months ended June 30, 2005 as compared to 2004 and $3.8 million for the six months ended June 30, 2005 as compared to 2004. The increase in expense for the three- and six-month periods ended June 30, 2005 as compared to 2004 is attributable to:

•	a $1.2 million and a $1.9 million increase in salaries and related employee expenses as a result of an 21.3% increase in the number of corporate employees necessary to support our growing organization as well as increased regulatory requirements;

•	a $0.6 million and a $1.3 million increase related to office rent and facility related costs, including depreciation and amortization expense, to support a growing corporate services organization;

•	a $0.4 million and a $0.4 million increase in advertising and other costs necessary to support a larger organization; and

•	a ($0.3) million and a $0.2 million change in outside consulting services, primarily due to decreases in legal fees as a result of decreased legal matters in 2005 as compared to 2004, and a slight increase in fees for audit, tax and other consulting services.

Amortization of Other Intangible Assets. The amortization expense related to other intangible assets increased by $0.4 million, or 28.1%, for the three months ended June 30, 2005 as compared to 2004. This resulted from a $1.0 million increase attributable to the acquisitions of Ringtail and Cambio completed during 2005 offset by a decrease of $0.6 million as substantially all of the contract backlog associated with the acquisitions completed in 2002 and 2003 became fully amortized during 2004. The amortization expense related to other intangible assets decreased by $0.6 million, or 20.8%, for the six months ended June 30, 2005 as compared to 2004 resulting from a decrease of $1.8 million as substantially all of the contract backlog associated with the acquisitions completed in 2002 and 2003 became fully amortized during 2004, offset by a $1.2 million increase attributable to the acquisitions of Ringtail and Cambio completed during 2005. We are in the process of performing a valuation of the intangible assets that we acquired with the Cambio transaction. At June 30, 2005, the estimated valuation of these intangible assets, totaling $10.5 million, is based on data that we have developed to date. We expect to finalize our valuation during the second half of 2005. The final purchase price allocation may differ from our preliminary allocation, which may have an effect on our estimates of future amortization expense.

Income Taxes. Our effective tax rate was 40.9% during the three and six months ended June 30, 2004 and 42.0% during the three and six months ended June 30, 2005. Our effective tax rate increased over the past year as a result of an increasing portion of our taxable income being generated in state and local jurisdictions with higher tax rates. We expect our effective tax rate to remain about 42.0% for the remainder of the current year, however, the rate may fluctuate if our mix of earnings changes between higher and lower state tax jurisdictions.

Liquidity and Capital Resources

Cash Flows.

	Six Months Ended June 30,		Change from Previous Year
	2004	2005	Dollars	Percent
	(dollars in thousands)
Cash provided by operating activities	$503	$15,974	$15,471	3,075.7%
Cash used in investing activities	(4,419)	(50,183)	45,764	1,035.6%
Cash provided by financing activities	1,259	31,608	30,349	2,410.6%

We have historically financed our operations and capital expenditures solely through cash flows from operations. During the first quarters of 2004 and 2005, we did not generate sufficient cash flows from operations to fund our working capital needs which are generally higher during the first quarter of the year when we make our annual incentive compensation and estimated income tax payments. As a result, we used borrowings under our revolving line of credit to finance some of our cash needs for operating activities and capital expenditures. We also used borrowings under our revolving line of credit to finance our acquisition of Ringtail and our share repurchase program, discussed in more detail below. During the second quarters of 2004 and 2005, our cash flows from operations improved.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During the first half of 2005, our accounts receivable, net of billings in excess of services provided have increased across all practice areas. This is primarily due to increasing revenues. Our days sales have increased by about 5 days since December 31, 2004, but have improved since March 31, 2005, due to our increased focus on collection activities. At June 30, 2005, billed and unbilled accounts receivable for our economics practice include $9.7 million of fees for services rendered where payment will not be received until completion of the matter. This specific matter causes days sales outstanding to increase in this practice.

Net cash used in investing activities for the first half of 2005 increased $45.8 million as compared to the same period in 2004, primarily due to the $26.5 million of net cash used to acquire Cambio, which represents the total cash paid for the acquisition of $29.7 million net of $3.2 million of cash received, the $19.6 million we used to fund the Ringtail acquisition, an increase in capital expenditures of $4.9 million to support our growing organization, offset by $5.5 million received as payment in full from a note receivable due from the purchasers of one of our former subsidiaries. The increase in capital expenditures is primarily due to an increase in spending to relocate and expand our computer data center to support our growing organization and technology business, to modify and expand our office facilities and to acquire additional furniture and information technology equipment. We had no material outstanding purchase commitments as of June 30, 2005.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions. During the first half of 2004, our financing activities consisted principally of $11.0 million of net borrowings under our revolving line of credit and $7.5 million of principal payments on our term loans. During the first half of 2005, our financing activities consisted of additional term loan borrowings of $50.0 million offset by $12.5 million of principal payments on our term loans.

In October 2003, our board of directors approved a share repurchase program under which we may purchase, from time to time, up to $50.0 million of our common stock. This program is effective through October 31, 2005. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the first half of 2004, we purchased and retired 278,900 shares of our common stock at a total cost of about $4.4 million. During the first half of 2005, we purchased and retired 392,800 shares of our common stock at a total cost of about $7.7 million. Since inception of the program, we have purchased and retired a total of 1.2 million shares of our common stock for a total of $22.5 million. In May 2005, our board of directors increased the amount of cash we are authorized to spend on the share repurchase program from $27.5 million available at that time to $50.0 million. As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction and Overview—Transactions and Developments after June 30, 2005,” our board of directors separately authorized $100.0 million in stock repurchases that we intend to consummate in connection with the pending private placement of our debt securities.

Capital Resources. Our senior secured credit facility, as amended on April 19, 2005, provides for up to $275.0 million of secured financing, consisting of a $100.0 million revolving line of credit and $175.0 million in term loans. The maturity date of the $100.0 million revolving line of credit is November 28, 2008. Principal payments on the term loans are payable quarterly through September 30, 2008. We may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. We have fully drawn the $175.0 million of available term loans and as of June 30, 2005, there was $142.5 million that remained outstanding. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets. As of June 30, 2005, we had outstanding aggregate debt under the credit facility of $142.5 million, bearing interest at approximately 5%. In connection with the offerings described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction and Overview—Transactions and Developments after June 30, 2005,” we expect to repay all outstanding term loan borrowings and amend our senior secured credit facility to facilitate the pending private placement of our debt securities and related transactions, adjust our financial covenants and effect certain other changes.

Our amended and restated senior secured credit facility contains covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At June 30, 2005, we were in compliance with all covenants as stipulated in the senior secured credit facility agreements.

As of June 30, 2005, our capital resources included $23.1 million of cash and cash equivalents and a $100.0 million of borrowing capacity under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of June 30, 2005, we had $9.8 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $90.2 million.

Future Capital Needs. We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our business;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	up to $50.0 million of discretionary funding for our share repurchase program that is effective through October 31, 2005; and

•	potential acquisitions of businesses that would allow us to diversify or expand our current service offerings.

We anticipate capital expenditures will be about $12.0 million to support our organization during 2005. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions of Ringtail and Cambio, but does not include the impact of any purchases that we may be required to make to support specific client engagements. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional business combinations.

Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of June 30, 2005. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events, including our planned offerings of approximately $175.0 million of senior notes and approximately $125.0 million of convertible senior subordinated notes, could cause actual payments to differ from these amounts. See “—Forward-Looking Statements.”

Future contractual obligations related to our long-term debt include principal amortization and estimated interest payments based on interest rates in effect on July 1, 2005. The long-term debt obligations also assume that payments will be made based on the current payment schedule and excludes any term loan prepayments that may occur as a result of our planned offerings of senior notes and convertible senior subordinated notes and any additional revolving line of credit borrowings or any revolving line of credit repayments prior to the September 30, 2008 maturity date. Future contractual obligations related to our operating leases are net of our contractual sublease receipts. The payment amounts for capital lease obligations include amounts due for interest.

Contractual Obligations

	Total	2005	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Long-term debt	$142,500	$16,875	$39,375	$46,875	$39,375	$—	$—	$—
Interest on long-term debt	13,925	3,603	5,741	3,568	1,013	—	—	—
Operating leases	151,312	6,326	12,967	12,530	12,013	12,038	11,569	83,869
Capital leases	201	102	80	16	3	—	—	—

Total obligations	$307,938	$26,906	$58,163	$62,989	$52,404	$12,038	$11,569	$83,869

Future Outlook. We believe that our anticipated operating cash flows and our $113.3 million in total liquidity, consisting of our cash on hand and total borrowings available under our revolving line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	the net proceeds we expect to receive from the pending private placement of our debt securities after the application of our intended use of those proceeds;

•	funds required for debt service payments required under our senior secured credit facility and the debt securities we intend to issue;

•	funds required for capital expenditures of about $12.0 million;

•	the discretionary funding of our share repurchase program; and

•	other future contractual obligations.

For the last several years our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our revolving line of credit, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any acquisition transactions, not currently contemplated, the impact of our planned offerings of senior notes or convertible senior subordinated notes or any unexpected changes in significant numbers of revenue-generating professionals. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunity, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our senior secured credit facility or the proposed terms of the senior and convertible notes that we intend to issue. See “—Forward-Looking Statements.”

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

We are subject to market risk associated with changes in interest rates on our variable rate debt. Our primary interest rate risk results from changes in the U.S. Prime and Eurodollar rates, which are used to determine the interest rates applicable to borrowings under our senior secured credit facility. Interest rate changes expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. These hedges reduce our exposure to rising interest rates, but also reduce the benefits from lower interest rates. As of June 30, 2005 and December 31, 2004, we did not have any derivative instruments.

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of June 30, 2005 and December 31, 2004. The table presents principal cash flows and related weighted average interest rates by year of maturity for our senior secured credit facility. We have estimated the fair value of our senior secured credit facility based on its carrying value, as interest rates are reset every 30 to 90 days.

	Year of Maturity						June 30, 2005		December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate Sensitivity:

Long-term debt

Variable rate	$16,875	$39,375	$46,875	$39,375	$—	$—	$142,500	$142,500	$105,000	$105,000
Average interest rate	5%	5%	5%	5%			5%		4%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2005, we paid $0.7 million to settle potential litigation in connection with a company we sold in 2003.

In June 2005, we filed suit against PricewaterhouseCoopers LLP, or PwC, in the Supreme Court of the State of New York, seeking damages, costs and fees based on PwC’s withholding of $0.5 million paid to it in December 2004 in a matter that transferred to us when we acquired PwC’s Business Recovery Services business in August 2002. The suit also seeks repayment of fees, costs and settlement payments made by us as co-defendants in a lawsuit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Equity Securities

Incorporated by reference from Form 8-K dated May 31, 2005 filed with the Securities and Exchange Commission on June 2, 2005.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2005 annual meeting of stockholders on May 18, 2005. At the 2005 annual meeting, the stockholders voted in favor of the following three proposals.

1.	The stockholders elected Mark H. Berey, Jack B. Dunn, IV and Gerard E. Holthaus as Class III directors for a term of three years. The stockholders voted as follows.

	For	Authority Withheld
Mark H. Berey	37,798,537	1,542,130
Jack B. Dunn, IV	24,568,705	14,771,961
Gerard E. Holthaus	38,502,214	838,453

In addition, the terms of the following directors continued after the 2005 annual meeting: Dennis J. Shaughnessy, Denis J. Callaghan, James A. Flick, Jr., Peter F. O’Malley and George P. Stamas.

2.	Stockholders approved and adopted an amendment to the FTI Consulting, Inc. Employee Stock Purchase Plan, as amended, to increase the number of shares authorized by 250,000 shares of common stock, from a total of 2,050,000 and 2,300,000 shares of our common stock. The stockholders voted as follows.

For	Against	Abstain
31,351,883	2,174,535	2,496,195

3.	Stockholders ratified the selection of Ernst & Young, LLP as our independent auditors for the year ending December 31, 2005. The stockholders voted as follows.

For	Against	Abstain
37,989,353	2,083,199	268,115

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement, dated as of May 23, 2005, by and among Cambio Health Solutions, LLC, Cambio Partners, LLC, each of the individuals named in Exhibit A thereto that becomes a party thereto prior to the Closing (as defined therein) by executing a joinder agreement on or after the date thereof, FTI Consulting, Inc, FTI, LLC, FTI Cambio LLC, and the Seller Representative (as defined therein).** (Filed with the SEC on May 24, 2005 as exhibit 2.1 to FTI Consulting, Inc.’s Form 8-K and incorporated herein by reference.)

10.1 *	2004 Long-Term Incentive Plan, as Amended and Restated effective April 27, 2005. (Filed with the SEC on May 24, 2005 as exhibit 10.1 to FTI Consulting, Inc.’s Form 8-K and incorporated herein by reference.)

10.2 *	Non-Employee Director Compensation Plan. (Filed with the SEC on May 24, 2005 as exhibit 10.2 to FTI Consulting, Inc.’s Form 8-K and incorporated herein by reference.)

10.3 *	Non-Employee Director Compensation Plan Stock Option Agreement. (Filed with the SEC on May 24, 2005 as exhibit 10.3 to FTI Consulting, Inc.’s Form 8-K and incorporated herein by reference.)

10.4 *	Non-Employee Director Compensation Plan Restricted Stock Agreement. (Filed with the SEC on May 24, 2005 as exhibit 10.4 to FTI Consulting, Inc.’s Form 8-K and incorporated herein by reference.)

10.5 *	Non-Employee Director Compensation Plan Stock Unit Agreement. (Filed with the SEC on May 24, 2005 as exhibit 10.5 to FTI Consulting, Inc.’s Form 8-K and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.
**	With the exception of Exhibit 7.2(h) (Form of Restricted Stock Agreement), schedules (or similar attachments) to the Asset Purchase Agreement are not filed. We will supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission, or SEC, upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: July 27, 2005	By:	/s/ THEODORE I. PINCUS
THEODORE I. PINCUS
Executive Vice President and Chief Financial Officer
(principal financial officer)