Form 10-Q
period 2005-09-30
FTI CONSULTING INC
filed 2005-11-01
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 24, 2005
Common stock, par value $0.01 per share	39,029,289

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2004	September 30, 2005
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$25,704	$115,257
Accounts receivable
Billed receivables	89,536	106,105
Unbilled receivables	30,663	47,633
Allowance for doubtful accounts and unbilled services	(16,693)	(15,678)

	103,506	138,060
Notes receivable	9,031	2,917
Prepaid expenses and other current assets	6,041	9,148
Deferred income taxes	6,287	6,598

Total current assets	150,569	271,980

Property and equipment, net	23,342	27,038
Goodwill	507,656	573,223
Other intangible assets, net	10,978	23,309
Other assets	15,980	28,766

Total assets	$708,525	$924,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$20,771	$15,820
Accrued compensation	39,383	48,176
Current portion of long-term debt	21,250	—
Billings in excess of services provided	8,924	12,147

Total current liabilities	90,328	76,143

Long-term debt, net of current portion	83,750	349,252
Deferred rent, interest rate swap liability and other	12,745	17,912
Deferred income taxes	25,548	36,909
Commitments and contingent liabilities (notes 3, 4, 5, 6 and 7)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 42,487 shares issued and outstanding—2004; and 39,018 shares issued and outstanding—2005	425	390
Additional paid-in capital	333,735	242,498
Unearned compensation	(8,551)	(7,400)
Retained earnings	170,545	208,612

Total stockholders’ equity	496,154	444,100

Total liabilities and stockholders’ equity	$708,525	$924,316

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues	$104,433	$133,189	$322,118	$373,720

Operating expenses
Direct cost of revenues	56,739	73,341	176,994	202,878
Selling, general and administrative expense	25,830	32,587	76,348	90,030
Amortization of other intangible assets	1,244	1,952	4,220	4,309

	83,813	107,880	257,562	297,217

Operating income	20,620	25,309	64,556	76,503

Other income (expense)
Interest income	189	548	575	912
Interest expense and other	(1,564)	(4,875)	(4,753)	(9,104)
Loss on early extinguishment of term loans	—	(1,687)	—	(1,687)
Litigation settlement gains (losses), net	—	21	—	(991)

	(1,375)	(5,993)	(4,178)	(10,870)

Income before income tax provision	19,245	19,316	60,378	65,633
Income tax provision	8,294	8,113	25,117	27,566

Net income	$10,951	$11,203	$35,261	$38,067

Earnings per common share—basic	$0.26	$0.28	$0.84	$0.91

Earnings per common share—diluted	$0.26	$0.27	$0.83	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2005	42,487	$425	$333,735	$(8,551)	$170,545	$496,154
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $1,188	354	3	6,201			6,204
Employee stock purchase plan	307	3	5,040			5,043
Restricted share grants	10	—	223	(223)		—
Business combinations	1,465	15	30,331			30,346

Purchase and retirement of common stock	(5,605)	(56)	(133,032)			(133,088)
Amortization of unearned compensation				1,374		1,374
Net income					38,067	38,067

Balance, September 30, 2005	39,018	$390	$242,498	$(7,400)	$208,612	$444,100

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2004	2005
Operating activities
Net income	$35,261	$38,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	6,647	8,308
Amortization of other intangible assets	4,220	4,309
Provision for doubtful accounts	5,390	2,945
Non-cash stock-based compensation	898	1,374
Income tax benefit from stock option exercises	2,102	1,188
Loss on early extinguishment of term loans	—	1,687
Non-cash interest expense	1,096	1,338
Loss on subleased facilities	—	920
Other non-cash charges	36	718
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(31,769)	(31,471)
Prepaid expenses and other assets	(5,180)	(1,947)
Accounts payable, accrued expenses and other	11,694	6,985
Income taxes payable	4,841	4,261
Accrued compensation	2,560	6,115
Billings in excess of services provided	(7,564)	(1,294)

Net cash provided by operating activities	30,232	43,503

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(1,247)	(50,972)
Purchases of property and equipment	(6,694)	(12,077)
Proceeds from note receivable due from purchasers of former subsidiary	—	5,525
Change in other assets	(610)	(134)

Net cash used in investing activities	(8,551)	(57,658)

Financing activities
Issuance of debt securities	—	350,000
Purchase and retirement of common stock	(9,329)	(133,088)
Payments of long-term debt	(11,250)	(155,000)
Borrowings under long-term credit facility	—	50,000
Borrowings under revolving line of credit	43,500	33,500
Payments of revolving line of credit	(43,500)	(33,500)
Payments of debt financing fees	(50)	(13,034)
Issuance of common stock under equity compensation plans	2,638	5,016
Payments of capital lease obligations and other	(468)	(186)

Net cash (used in) provided by financing activities	(18,459)	103,708

Net increase in cash and cash equivalents	3,222	89,553
Cash and cash equivalents, beginning of period	5,765	25,704

Cash and cash equivalents, end of period	$8,987	$115,257

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

2.	Significant Accounting Policies and Recent Accounting Pronouncements

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our stock option plans, including restricted shares using the treasury stock method; shares issuable upon settlement of the forward contract embedded in our accelerated share repurchase agreement using the reverse treasury stock method; and shares issuable upon the conversion of our senior notes using the if-converted method. Since the average price per share of our common stock was below the conversion price of our convertible notes, the convertible notes did not have a dilutive effect on our earnings per share for any of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Numerator—basic and diluted
Net income	$10,951	$11,203	$35,261	$38,067

Denominator
Weighted average number of common shares outstanding—basic	42,134	40,177	42,135	41,760
Effect of dilutive stock options	343	715	396	550
Effect of dilutive restricted shares	2	165	3	56
Effect of accelerated stock repurchase agreement	—	113	—	38

Weighted average number of common shares outstanding—diluted	42,479	41,170	42,534	42,404

Earnings per common share—basic	$0.26	$0.28	$0.84	$0.91

Earnings per common share—diluted	$0.26	$0.27	$0.83	$0.90

Antidilutive stock options and restricted shares	2,999	1,316	3,161	2,555

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income, as reported	$10,951	$11,203	$35,261	$38,067
Add—Stock-based employee compensation cost included in reported net income, net of income taxes	152	272	524	797
Deduct—Total stock-based employee compensation expense determined under a fair value based method for all awards, net of income taxes	(2,085)	(1,733)	(5,624)	(5,827)

Net income, pro forma	$9,018	$9,742	$30,161	$33,037

Earnings per common share
Basic, as reported	$0.26	$0.28	$0.84	$0.91

Basic, pro forma	$0.21	$0.24	$0.72	$0.79

Diluted, as reported	$0.26	$0.27	$0.83	$0.90

Diluted, pro forma	$0.21	$0.24	$0.71	$0.78

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Assumptions
Risk-free interest rate—option plan grants	2.88% – 3.91%	3.77% – 3.93%	1.90% – 3.91%	3.44% – 3.98%
Risk-free interest rate—purchase plan grants	1.61%	3.35%	0.96% – 1.61%	2.55%– 3.55%
Dividend yield	0%	0%	0%	0%
Expected life of option grants	3 – 5 years	3 years	3 – 5 years	3 years
Expected life of stock purchase plan grants	0.5 years	0.5 years	0.5 years	0.5 years
Stock price volatility—option plan grants	56.4% – 59.1%	49.7% – 49.9%	54.6% – 59.6%	49.7% – 54.1%
Stock price volatility—purchase plan grants	71.6%	23.2%	56.9% – 71.6%	23.2% – 34.7%
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$8.96	$7.76	$7.07	$7.95
Grant price > fair market value	$6.36	$8.17	$6.29	$7.48
Employee stock purchase plan shares	$5.78	$4.63	$6.54	$5.10
Restricted shares	$18.83	—	$17.12	$22.34

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2004	2005
Other non-cash investing and financing activities
Issuance of common stock to acquire businesses	$—	$30,346

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows:

Balance as of January 1, 2005	$507,656
Goodwill acquired during the year	65,908
Adjustment to allocation of purchase price	(341)

Balance as of September 30, 2005	$573,223

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $4.2 million for the nine months ended September 30, 2004 and $4.3 million for the nine months ended September 30, 2005. Based solely on the amortizable intangible assets recorded as of September 30, 2005, we estimate amortization expense to be $2.5 million during the remainder of 2005, $6.8 million in 2006, $2.8 million in 2007, $2.6 million in 2008, $2.5 million in 2009, $0.6 million in 2010 and $1.1 million in years after 2010. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors. The carrying amounts of the amortizable assets we acquired in connection with acquisitions completed during the third quarter of 2005 are based on our estimated valuations, which we expect to complete by the end of 2005. The final purchase price allocations may differ from our preliminary estimates. See note 3.

	Useful Life in Years	December 31, 2004		September 30, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	5 to 15	$8,300	$1,412	$10,340	$2,440
Contracts, backlog	1 to 3	491	395	8,226	2,566
Software	5	—	—	4,400	513
Non-compete agreement	3 to 5	2,196	982	2,961	1,499
Intellectual property	3	360	280	360	360

		11,347	3,069	26,287	7,378
Unamortized intangible assets
Tradename	Indefinite	2,700	—	4,400	—

		$14,047	$3,069	$30,687	$7,378

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

Statement No. 123(R) allows for two adoption methods:

•	The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements of Statement No. 123(R) for all share-based payments granted after the effective date of adoption and (b) the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption; or

•	The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro forma provisions of Statement 123.

We expect to adopt the standard effective January 1, 2006 using the modified prospective method.

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

We record assets acquired and liabilities assumed in business combinations on our balance sheet as of the respective acquisition dates based upon their estimated fair values at the acquisition date. We include the results of operations of businesses acquired in our statement of income beginning on the acquisition dates. We allocate the acquisition cost to identifiable tangible and intangible assets and liabilities based upon their estimated relative fair values. We allocate the excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed to goodwill. We determine the fair value of intangible assets acquired based upon independent appraisals. The fair value of shares of our common stock issued in connection with a business combination is based on a five-day average of the closing price of our common stock two days before and two days after the date we agree to the terms of the acquisition and publicly announce the transaction. In certain circumstances, the allocations of the excess purchase price are based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. Revisions to our preliminary estimates of fair value may be significant. Since the business combinations consummated in 2005 did not materially impact our results of operations, pro forma results have not been presented.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

During the third quarter of 2005, we completed two business combinations. The total acquisition cost was $7.0 million, consisting of net cash of $4.5 million, transaction costs of $0.1 million and 101,790 shares of our common stock valued at about $2.4 million.

Cambio

Effective May 31, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cambio Health Solutions, based in Nashville, Tennessee. Cambio provides strategic, operational and turnaround management consulting services to academic medical centers, integrated delivery systems, stand-alone community hospitals, investor-owned hospitals and special medical facilities. The total acquisition cost was $42.3 million, consisting of net cash of $28.9 million, transaction costs of $0.5 million and 578,994 shares of our common stock valued at about $12.9 million.

The identifiable intangible assets that we acquired consist principally of contract backlog, customer relationships, trade name and non-competition agreements. We recorded $33.9 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. In addition, this acquisition enhances our industry expertise in health care management and finance. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

Ringtail

On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. The assets we acquired include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. The total acquisition cost was $34.6 million, consisting of net cash of $19.2 million, transaction costs of $0.4 million and 784,109 shares of our common stock valued at $15.0 million. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving line of credit. We may be required to pay the sellers additional annual consideration based upon post-acquisition revenues for the each of the years from 2005 through 2007. This earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. We expect the revenue targets related to the earnout for 2005 will be met. We granted the sellers contractual protection against a decline in the value of any purchase price or earnout payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency. Based on the market price of our common stock on September 30, 2005, we would not be obligated to make any price protection related payments.

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

4.	Long-Term Debt and Capital Lease Obligations

	December 31, 2004	September 30, 2005
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $748	$—	$199,252
3 3/4% convertible senior subordinated notes due 2012	—	150,000
Senior secured credit facility, interest payable monthly or quarterly (3.3% to 3.4%—2004)	105,000	—

Total long-term debt	105,000	349,252
Less current portion	21,250	—

Long-term debt, net of current portion	$83,750	$349,252

Total capital lease obligations	$345	$141
Less current portion	237	100

Capital lease obligations, net of current portion	$108	$41

7 5/8% Senior Notes due 2013. On August 2, 2005, we completed the issuance and sale in a private placement of $200.0 million in principal amount of 7 5/8% senior notes due 2013, generating net cash proceeds of $193.6 million after deducting fees and expenses and the initial purchasers’ discounts. Cash interest is payable semiannually beginning December 15, 2005 at a rate of 7.625% per year. We may choose to redeem some or all of these notes starting June 15, 2009 at an initial redemption price of 103.813% of the aggregate principal amount of these notes plus accrued and unpaid interest. On or before June 15, 2008, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 107.625% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If

(1)	a registration statement with respect to the exchange of new notes, without restrictive transfer legends, for these notes is not filed by November 30, 2005;

(2)	the registration statement is not declared effective by February 28, 2006;

(3)	the exchange offer of new notes, without restrictive transfer legends, for these notes is not consummated within 30 business days after the effective date of the registration statement; or

(4)	we do not maintain the registration of the notes effective through maturity, subject to limitations then the annual interest rate on these notes will increase by 0.25% every 90 days, up to a maximum of 1.0%, until each such default referred to in (1) through (4) above ceases to exist.

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in fair value attributable to changes in market interest rates associated with $60.0 million of our senior notes. As a result of this hedge and in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we have recognized a $0.7 million decrease to the carrying value of the senior notes as of September 30, 2005. However, this fair value hedge adjustment does not change the amounts due at maturity of the senior notes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

3 3/4% Convertible Senior Subordinated Notes due 2012. On August 2, 2005, we completed the issuance and sale in a private placement of $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012, generating net cash proceeds of $144.4 million after deducting fees, expenses and the initial purchasers’ discounts. Cash interest is payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The convertible notes are non-callable. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid, at our option, in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. The convertible notes may be converted at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time period exceeds 120% of the conversion price for a specified time period or (4) if the trading price for a convertible note is less than 95% of the closing sale price of our common stock into which it can be converted for a specified time period. At September 30, 2005, the note holders may not require us to repurchase the notes and therefore they are classified as long-term debt. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of September 30, 2005, the conversion price has not required adjustment. These notes are senior subordinated unsecured indebtedness of ours and will be subordinated to all of our existing and future senior indebtedness. We have agreed to specific registration rights with respect to these notes. If

(1)	a shelf registration statement with respect to the resale of the convertible notes and the shares of common stock issuable upon conversion of the convertible notes is not filed by November 30, 2005; or

(2)	the shelf registration statement is not declared effective by February 28, 2006 then the annual interest rate on the convertible notes will increase by 0.25% every 90 days, up to a maximum of 0.5%, until each such default referred to in (1) and (2) above ceases to exist or until other specified conditions are met.

Senior Secured Credit Facility and Early Extinguishment of Term Loans. On April 19, 2005, we amended our senior secured credit facility to provide for $50.0 million in additional secured term loan financing. The entire $50.0 million term loan was drawn on April 19, 2005. This increased our total term loan borrowings to $175.0 million. On August 2, 2005, in connection with the offerings of senior notes and convertible notes described above, we amended our senior secured credit facility to facilitate the offerings, adjust our financial covenants and effect certain other changes. At the same time, we used $142.5 million of the net proceeds from our senior notes and convertible notes offerings to repay all outstanding term loan borrowings under our senior secured credit facility prior to maturity. As a result of this early extinguishment of debt, we wrote off $1.7 million of unamortized debt financing fees which is classified as other expense. During 2005, we incurred $1.0 million of financing costs in connection with amending our senior secured credit facility.

As of September 30, 2005, our senior secured credit facility provides for a $100.0 million revolving line of credit. The maturity date of the $100.0 million revolving line of credit is November 28, 2008. We may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets. As of September 30, 2005, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of September 30, 2005, we had $8.6 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $91.4 million.

Our senior secured credit facility and the indenture governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At September 30, 2005, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indenture governing our senior notes.

As of September 30, 2005, substantially all of our domestic subsidiaries are guarantors of borrowings under our senior secured credit facility, our senior notes and our convertible notes in the amount of $350.0 million.

Future Maturities of Long-Term Debt and Capital Lease Obligations. For periods subsequent to September 30, 2005, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of September 30, 2005 are as follows.

	Long-Term Debt	Capital Lease Obligations	Total
October 1 to December 31, 2005	$—	$47	$47
2006	—	80	80
2007	—	16	16
2008	—	3	3
2009 to 2010	—	—	—
Thereafter	350,000	—	350,000

	350,000	146	350,000
Less fair value hedge adjustment	748	—	748
Less imputed interest	—	5	5

	$349,252	$141	$349,393

5.	Derivative Instruments and Hedging Activities

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. We record all interest rate swaps at their fair values within other assets or within deferred rent, interest rate swap liability and other on our balance sheet.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our 7 5/8% fixed rate senior notes, which are attributable to changes in the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. There was no impact on our results of operations related to the hedge for the three or nine months ended September 30, 2005. See “Part I—Item 3. Quantitative and Qualitative disclosures About Market Risk” for further details related to our interest rate swaps.

For the three and nine months ended September 30, 2005, interest expense was reduced by $54,000 related to the periodic net settlements on the interest rate swaps.

6.	Commitments and Contingencies

Commitments. During the fourth quarter of 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility in New York City. As a result of this decision, we vacated leased office facilities prior to the lease termination dates. We recorded a loss of $4.7 million related to the abandoned facilities during the fourth quarter of 2004. This charge included $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income and $0.7 million of asset impairments. As of December 31, 2004, the balance of the liability for loss on abandoned facilities was $3.7 million. In August 2005, we entered into a 30-month sublease related to some space in our new office facility in New York City resulting in a loss of $0.9 million. This charge is classified as a component of selling, general administrative expense and primarily represents the present value of the future lease payments related to the space we subleased net of estimated sublease income. During the first nine months of 2005, we made payments, net of sublease income, of about $1.4 million against the total lease loss liability. As of September 30, 2005, the balance of the liability for losses on abandoned and subleased facilities was $3.2 million.

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

See “Part II—Other Information, Item 1. Legal Proceedings.”

7.	Stockholders’ Equity

Common Stock Repurchase Program. In October 2003, our board of directors authorized the purchase, from time to time, of up to $50.0 million of our common stock. During 2005, the authorized amount has been increased to a total of $187.5 million. Our share repurchase program is effective through December 31, 2006. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities.

On July 28, 2005, we entered into an accelerated share repurchase agreement with an investment bank in connection with our convertible notes offering. Under that agreement, we purchased and retired 2.3 million shares of our common stock for an aggregate purchase price of $55.1 million, representing an initial purchase price of $24.04 per share plus transaction costs. The share purchase was funded using the proceeds received from the private placement of our convertible notes described in note 4. We recorded the stock purchase as a reduction to stockholders’ equity.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

As part of the accelerated share repurchase transaction, we simultaneously entered into a forward contract with the investment bank that matures no later than February 10, 2006. Under the terms of the forward contract, the investment bank is expected to purchase, in the open market, 2.3 million shares of our common stock during the term of the contract in order to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At the end of the repurchase period, we have an obligation to pay the investment bank a price adjustment if the investment bank’s daily volume weighted average purchase price of our common stock is between $24.04 and $27.19 per share. If the investment bank’s weighted average purchase price is between $24.04 and $23.98 per share, then the investment bank will pay us the price adjustment. In either case, the price adjustment can be settled in cash or shares of our common stock, at our option. If we elect cash settlement, the maximum payment that we would be required to make to settle the price adjustment feature would be approximately $7.2 million. If we elect share settlement, the maximum number of shares we would have to issue to settle the price adjustment feature would be 265,051 shares of our common stock based on a stock price of $27.19 per share. At September 30, 2005, the price adjustment obligation amounted to $751,000, representing the investment bank’s purchase of 661,338 shares acquired to date. If this obligation was settled on September 30, 2005, we would have issued about 112,300 shares of common stock or paid $2.7 million in cash. This settlement amount is based on our actual obligation on September 30, 2005 plus an estimate of the amount that would be due based on the closing price of our common stock on September 30, 2005. We expect the investment bank to continue to purchase up to a total of 2.3 million shares of our common stock under this arrangement. This arrangement will terminate and the purchase price adjustment will be settled on February 10, 2006.

We have accounted for the forward contract under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument. As the fair value of the forward contract at inception was zero, no accounting for the forward contract will be required until settlement, as long as the forward contract continues to meet the requirements for classification as an equity instrument. Any amounts either paid or received at settlement of the contract will be recorded as an adjustment to stockholders’ equity. In calculating diluted earnings per share, we assumed the accelerated stock repurchase would be settled through the issuance of additional shares of common stock. Accordingly, the estimated shares issuable based on the fair value of the forward contract at September 30, 2005 were included in the weighted average shares outstanding for the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2005.

In August 2005, we used an additional $70.3 million of the net proceeds received from the private placement of our convertible notes to purchase 2.9 million shares of our common stock. During 2005, we purchased and retired 5.6 million shares of our common stock for a total cost of about $133.1 million. Since inception of the program, we purchased and retired a total of 6.5 million shares of our common stock for a total of $147.9 million, leaving $39.6 million available for purchase under the program.

8.	Equity Compensation and Employee Benefit Plans

Equity Compensation Plans. Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997 plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of September 30, 2005, 17,584 shares of common stock are available for grant under our 1997 Stock Option Plan.

Our 2004 Long-Term Incentive Plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other stock-based awards to our officers, employees, non-employee

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan. As of September 30, 2005, 1,813,632 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

Vesting provisions for individual awards under our stock option plans are at the discretion of our board of directors. Generally, outstanding options have been granted at prices equal to or exceeding the market value of the stock on the grant date, vest over three to five years, and expire ten years subsequent to award.

During the nine months ended September 30, 2004, we granted 109,855 shares of restricted common stock to employees at a weighted-average fair value of $17.12. During the nine months ended September 30, 2005, we granted 10,000 shares of restricted common stock to employees at a weighted-average fair value of $22.34. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years.

The following table summarizes the option activity under the plans for the nine-month periods ended September 30, 2004 and 2005.

	2004	Weighted Average Exercise Price	2005	Weighted Average Exercise Price
Options outstanding, January 1	4,330	$18.54	4,408	$19.17
Options granted during the period:
Options granted = fair market value	765	$16.88	729	$20.96
Options granted > fair market value	68	$18.04	67	$23.72
Options exercised	(440)	$6.00	(354)	$14.16
Options forfeited	(484)	$22.05	(17)	$23.43

Options outstanding, September 30	4,239	$19.14	4,833	$19.85

Options exercisable, September 30	2,171	$18.24	3,100	$19.50

Following is a summary of the status of stock options outstanding and exercisable at September 30, 2005.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$ 1.90–$16.59	1,041	$10.80	6.0 years	840	$9.65
$16.74–$20.16	1,043	$18.59	8.9 years	280	$18.21
$20.93–$22.34	1,045	$21.54	7.6 years	703	$21.42
$22.36–$24.28	1,114	$23.75	7.6 years	837	$24.09
$25.67–$33.25	590	$27.74	7.2 years	440	$27.34

	4,833	$19.85		3,100	$19.50

Employee Stock Purchase Plan

The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

of the Internal Revenue Code. A total of 2,300,000 shares are authorized for purchase under the plan. As of September 30, 2005, 720,128 shares of our common stock are available for purchase under the plan. Employees purchased shares under this plan during the following periods at the weighted average prices per share as indicated: nine months ended September 30, 2004—202,396 at $14.03; nine months ended September 30, 2005—307,388 at $16.41.

9.	Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income	$10,951	$11,203	$35,261	$38,067
Other comprehensive income—change in fair value of interest rate swaps	—	—	24	—

Total comprehensive income, net of income taxes	$10,951	$11,203	$35,285	$38,067

10.	Segment Reporting

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

	Forensic/ Litigation/ Technology	Corporate Finance/ Restructuring	Economic Consulting	Corporate	Total
Three months ended September 30, 2004
Revenues	$44,035	$40,409	$19,989	$—	$104,433
Gross margin	20,671	20,552	6,471	—	47,694
Segment profit	11,708	13,557	3,354	(4,459)	24,160
Three months ended September 30, 2005
Revenues	$55,197	$49,605	$28,387	$—	$133,189
Gross margin	26,595	22,538	10,715	—	59,848
Segment profit	16,786	14,087	7,211	(7,827)	30,257
Nine months ended September 30, 2004
Revenues	$133,890	$123,272	$64,956	$—	$322,118
Gross margin	62,987	59,175	22,962	—	145,124
Segment profit	38,737	38,816	14,112	(16,242)	75,423
Nine months ended September 30, 2005
Revenues	$156,924	$135,441	$81,355	$—	$373,720
Gross margin	76,807	63,809	30,226	—	170,842
Segment profit	50,699	41,507	19,880	(22,966)	89,120

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The following table presents a reconciliation of segment profit to income before income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Operating profit
Total segment profit	$24,160	$30,257	$75,423	$89,120
Depreciation and amortization	(2,296)	(2,996)	(6,647)	(8,308)
Amortization of other intangible assets	(1,244)	(1,952)	(4,220)	(4,309)
Interest and other expense, net	(1,375)	(6,014)	(4,178)	(9,879)
Litigation settlement gains (losses), net	—	21	—	(991)

Income before income tax provision	$19,245	$19,316	$60,378	$65,633

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2005 and 2004, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our annual report on Form 10-K for the year ended December 31, 2004. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward Looking Statements.”

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

Our corporate finance/restructuring practice assists underperforming companies as they make decisions to improve their financial condition and operations. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, such as interim management in turnaround situations, rightsizing infrastructure, assessing long-term viability, transaction advisory and business strategy consulting. We lead and manage the financial aspects of in-court restructuring processes by offering services that include an assessment of the impact of a bankruptcy filing on the client’s financial condition and operations. We also assist our clients in planning for a smooth transition into and out of bankruptcy, facilitating the sale of assets and arranging debtor-in-possession financing.

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

Recent Events Affecting Our Operations. On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. The assets we acquired include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. The total acquisition cost was $34.6 million, consisting of net cash of $19.2 million, transaction costs of $0.4 million and 784,109 shares of our common stock valued at $15.0 million. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving line of credit. We may be required to pay the sellers additional annual consideration based upon post-acquisition revenues for each of the years from 2005 through 2007. The earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. We granted the sellers contractual protection against a decline in the value of the purchase price and any earnout payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency. Ringtail operates as part of our forensic/litigation/technology practice.

On May 31, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cambio Health Solutions, based in Nashville, Tennessee. Cambio is a leading provider of change management solutions for hospital and health systems. It provides strategic, operational and turnaround management consulting services to improve the operational efficiency and financial performance of its clients. Cambio’s clients include academic medical centers, integrated delivery systems, stand-alone community hospitals, investor-owned hospitals and special medical facilities. The total acquisition cost was $42.3 million, consisting of net cash of $28.9 million, transaction costs of $0.5 million and 578,994 shares of our common stock valued at about $12.9 million. Cambio operates as part of our corporate finance/restructuring practice.

On April 19, 2005, we amended our senior secured credit facility to provide for $50.0 million in additional secured term loan financing. The entire additional $50.0 million term loan was fully drawn on April 19, 2005. A portion of the proceeds was used to pay amounts outstanding under our revolving line of credit with the remainder available for acquisitions or general corporate purposes. On August 2, 2005, in connection with the offerings of senior notes and convertible notes described below, we amended our senior secured credit facility to facilitate the offerings, adjust our financial covenants and effect certain other changes. We used $142.5 million of the net proceeds from the offerings to repay all outstanding term loan borrowings under our senior secured credit facility. Our senior secured credit facility, as amended on August 2, 2005, provides for a $100.0 million revolving loan.

On August 2, 2005, we completed the issuance and sale in a private placement of $200.0 million in principal amount of 7 5/8% senior notes due 2013 and $150.0 million in principal amount of 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012. See note 4 to the consolidated financial statements for a more detailed description of the notes. We generated net proceeds of $338.0 million after deducting fees and expenses and the initial purchasers’ discounts. We used the net proceeds to repay $142.5 million of outstanding term loan borrowings and to repurchase shares of our common stock in the amount of $125.4 million through a combination of direct share repurchases and an accelerated stock repurchase program. We intend to use the remaining net proceeds for general corporate purposes, which may include acquisitions.

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

During the three months ended September 30, 2005, our revenues increased $28.8 million, or 27.5%, as compared to the three months ended September 30, 2004. During the nine months ended September 30, 2005, our revenues increased $51.6 million, or 16.0%, as compared to the nine months ended September 30, 2004. Revenues increased in each of our operating segments for the three- and nine-month periods ended September 30, 2005 as compared to 2004. This growth is primarily attributable to an increase in the number of billable professionals we employ as well as to the acquisitions of Ringtail and Cambio completed during 2005. See “—Results of Operations” for a more detailed discussion and analysis of our financial results.

Our financial results are primarily driven by:

•	the utilization rates of the billable professionals we employ;

•	the number of revenue-generating professionals we employ;

•	the rates per hour we charge our clients for service; and

•	the number and size of engagements we secure.

Utilization Rates of Billable Professionals. We calculate the utilization rate for our professionals by dividing the number of hours that all of our professionals worked on client assignments during a period by the total available working hours for all of our professionals, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2005	Percent Change	2004	2005	Percent Change
Forensic/Litigation/Technology	71%	73%	2.8%	74%	76%	2.7%
Corporate Finance/Restructuring	84%	79%	(6.0)%	84%	82%	(2.4)%
Economic Consulting	70%	80%	14.3%	79%	84%	6.3%
Total Company	75%	76%	1.3%	78%	79%	1.3%

Utilization of our professionals is affected by a number of factors, including:

•	the number, size and timing of client engagements;

•	the hiring of new professionals, which generally results in a temporary drop in our utilization rate during the transition period for new hires;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of professionals; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

During the three- and nine-month periods ended September 30, 2005, our overall utilization rate increased as compared to 2004 which is primarily attributable to the increased utilization of professionals in our forensic/litigation/technology and economic consulting practices offset by decreased utilization of professionals in our corporate finance practice. The increased utilization rate in our economic consulting practice is primarily attributable to larger client assignments in 2005 as compared to 2004 and to more robust market conditions. The utilization of professionals in our corporate finance practice decreased primarily due to the hiring of new professionals which typically results in a temporary drop in utilization rates.

The increased utilization rate in our forensic/litigation/technology practice for the three and nine months ended September 30, 2005 as compared to 2004 is primarily attributable to the dispute advisory services business of KPMG that we acquired in the fourth quarter of 2003. The overall utilization rate of these professionals was low during 2004 after completion of the acquisition. This had a negative impact on the overall utilization rate for this practice during 2004. Our utilization rate in is highly impacted by seasonal factors such as the vacation of our staff as well as client personnel, particularly in our forensic/litigation/technology and economic consulting practices. As a result, utilization rates are lower during the summer months of the third quarter than we experience during the first half of the year.

Number of Revenue-Generating Professionals. Revenue-generating professionals include both billable consultants that generate revenues based on hourly billing rates and other revenue generating employees who support our customers or develop software products.

	September 30, 2004		September 30, 2005		Percent Change
	Headcount	% of Total	Headcount	% of Total
Forensic/Litigation/Technology	348	47.9%	462	47.8%	32.8%
Corporate Finance/Restructuring	230	31.7%	333	34.5%	44.8%
Economic Consulting	148	20.4%	171	17.7%	15.5%

Total Company	726	100.0%	966	100.0%	33.1%

The number of revenue-generating employees in the forensic/litigation/technology practice increased from September 30, 2004 to September 30, 2005 due to increased demand for services as well as the acquisition of Ringtail on February 28, 2005. This acquisition added 23 revenue-generating professionals to the forensic/litigation/technology practice. These professionals primarily develop software products. The number of billable professionals in the corporate finance/restructuring practice increased throughout 2004 as this practice was recovering from the unanticipated departure of about 60 billable professionals during the first quarter of 2004. In addition, the acquisition of Cambio on May 31, 2005 added 63 revenue-generating professionals to the corporate finance/restructuring practice. During 2005, the number of billable professionals in the economic consulting practice increased in response to increased demand for economic consulting services resulting from improving market conditions.

Average Billable Rate per Hour. We calculate average billable rate per hour by dividing employee revenues for the period; excluding:

•	revenues generated from utilizing outside consultants,

•	revenues not associated with billable hours, and

•	revenues resulting from reimbursable expenses;

by the number of hours worked on client assignments during the same period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2005	Percent Change	2004	2005	Percent Change
Forensic/Litigation/Technology	$280	$277	(1.1)%	$286	$278	(2.8)%
Corporate Finance/Restructuring	403	388	(3.7)%	404	399	(1.2)%
Economic Consulting	360	368	2.2%	368	375	1.9%
Total Company	340	331	(2.7)%	341	337	(1.2)%

Average hourly billable rates are affected by a number of factors, including:

•	the relative mix of our billable professionals (utilization by staff level);

•	our standard billing rates, which we have increased across all practices;

•	our clients’ perception of our ability to add value through the services we provide;

•	the market demand for our services;

•	introduction of new services by our competitors;

•	the pricing policies of our competitors;

•	the mix of services that we provide;

•	the level of revenue realization adjustments made during the period, including adjustments for potential or court ordered fee and expense adjustments; and

•	general economic conditions.

Effective January 1, 2005, we changed our calculation of average billable rate per hour to include revenue realization adjustments and success fees earned as part of employee revenues. Average billable rates per hour for prior periods have been modified to conform to our current presentation.

Average billable rate per hour decreased in our forensic/litigation/technology practice primarily due to an increase in the proportion of billable professionals at lower levels, resulting in lower billing rates relative to the prior year. Our corporate finance/restructuring practice implemented planned bill rate increases during the second quarter of 2004, during the third quarter of 2004 as a result of promotions and again during the first quarter of 2005. However, the average billable rate per hour decreased in this practice primarily due to a decrease in success fees recognized, an increase in realization adjustments and a change in staff mix. Average billable rate per hour increased in our economic practice primarily due to an increase in demand for these services and planned fee increases implemented in the first and third quarters of 2005.

Segment Profits.

	2004		2005
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended September 30,
Forensic/Litigation/Technology	$11,708	26.6%	$16,786	30.4%	43.4%
Corporate Finance/Restructuring	13,557	33.6%	14,087	28.4%	3.9%
Economic Consulting	3,354	16.8%	7,211	25.4%	115.0%
Corporate	(4,459)	—	(7,827)	—	75.5%

Total Company	$24,160	23.1%	$30,257	22.7%	25.2%

Nine Months Ended September 30,
Forensic/Litigation/Technology	$38,737	28.9%	$50,699	32.2%	30.9%
Corporate Finance/Restructuring	38,816	31.5%	41,507	30.7%	6.9%
Economic Consulting	14,112	21.7%	19,880	24.4%	40.9%
Corporate	(16,242)	—	(22,966)	—	41.4%

Total Company	$75,423	23.4%	$89,120	23.8%	18.2%

We evaluate the performance of our operating segments based on operating income before depreciation, amortization and corporate selling, general and administrative expenses.

The increase in segment profits for the three and nine months ended September 30, 2005 as compared to 2004 was driven by several factors, including the following:

•	a $5.1 million and a $12.0 million increase attributable to our forensic/litigation/technology practice. Included in these increases is a $2.6 million increase for the three-month period and a $5.5 million increase for the nine-month period attributable to the acquisition of Ringtail in February 2005. The remaining increase was due primarily to an increase in the number of billable professionals, coupled with an increase in utilization rates. This resulted in revenues growing at a faster pace than operating costs and thereby generating increased profitability.

•	a $0.5 million and a $2.7 million increase attributable to our corporate finance/restructuring practice. Improved segment profits in this practice are primarily attributable to the acquisition of Cambio which contributed to $2.3 million to the quarterly increase and $3.0 million to the year to date increase. Excluding the results generated by the Cambio acquisition, segment profits declined primarily as a result of an increased investment in our current and recently hired professionals to respond to increasing demand for our services. Segment profits also declined due to a decrease in utilization rates and a decline in the average billable rate per hour.

•	a $3.9 million and a $5.7 million increase attributable to our economic consulting practice. This increase was due primarily to an increase in the number of billable professionals, and increased utilization of our professionals coupled with increasing average billable rates which results in increased profitability.

•	offset by a $3.4 million and a $6.7 million increase in corporate overhead expenses which is discussed in more detail below under “—Results of Operations—Selling, General and Administrative Expense.”

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

Goodwill and Other Intangible Assets. As of September 30, 2005, goodwill and other intangible assets represented 64.5% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we have completed since 2002. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements, software and intellectual property. We make at least annual assessments of impairment of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

Income Taxes. Our income tax provision consists principally of federal and state income taxes. Our estimated combined federal and state income tax rate was 42% for the year ended December 31, 2004 and the first nine months of 2005. We generate income in a significant number of states located throughout the United States. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have not recorded any significant valuation allowances on our deferred tax assets as we believe the recorded amounts are more likely than not to be realized. If the assumptions used in preparing our income tax provision differ from those used in the preparation of our income tax return, we may experience a change in our effective income tax rate for the year.

Results of Operations

Revenues

	2004		2005		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Three Months Ended September 30,
Forensic/Litigation/Technology	$44,035	42.2%	$55,197	41.4%	25.3%
Corporate Finance/Restructuring	40,409	38.7%	49,605	37.2%	22.8%
Economic Consulting	19,989	19.1%	28,387	21.3%	42.0%

Total Company	$104,433	100.0%	$133,189	100.0%	27.5%

Nine Months Ended September 30,
Forensic/Litigation/Technology	$133,890	41.6%	$156,924	42.0%	17.2%
Corporate Finance/Restructuring	123,272	38.3%	135,441	36.2%	9.9%
Economic Consulting	64,956	20.1%	81,355	21.8%	25.2%

Total Company	$322,118	100.0%	$373,720	100.0%	16.0%

Revenues for the quarter ended September 30, 2005 increased $28.8 million or 27.5% as compared to the quarter ended September 30, 2004. Revenues for the nine months ended September 30, 2005 increased $51.6 million or 16.0% as compared to the nine months ended September 30, 2004. The increase in revenues is attributable to the following.

•	Forensic/Litigation/Technology Practice. Revenues increased by $11.2 million for the three-month period and by $23.0 million for the nine-month period. The acquisition of the Ringtail group on February 28, 2005 contributed to the increased revenues by $3.4 million for the three months ended September 30, 2005 as compared to 2004 and by $7.3 million for the nine months ended September 30, 2005 as compared to 2004. Our existing technology practice also contributed to the increased revenues in this practice by $5.7 million for the three months ended September 30, 2005 as compared to 2004 and by $13.0 million for the nine months ended September 30, 2005 as compared to 2004. The remaining increase is attributable to an increase in the number of billable professionals and higher utilization rates.

•	Corporate Finance/Restructuring Practice. Revenues increased by $9.2 million for the three-month period and by $12.2 million for the nine-month period due to the following:

•	a $8.0 million and a $10.8 million increase attributable to the acquisition of Cambio that occurred on May 31, 2005;

•	a $2.0 million and a $7.1 million increase attributable to increases in hourly billing rates as well as increases in the number of billable professionals partially offset by decreased utilization rates and increased realization adjustments; and

•	a $0.8 million decrease and a $0.8 million increase attributable to our merger and acquisitions group; offset by

•	a $6.5 million decrease related to the unanticipated departure of a number of billable professionals during the nine months ended September 30, 2004.

•	Economic Consulting Practice. Revenues increased by $8.4 million for the three-month period and by $16.4 million for the nine-month period primarily due to increased utilization of our professionals relating to increased demand for economic consulting services resulting from more robust market conditions in 2005 as compared to 2004.

Direct Cost of Revenues

	2004		2005
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended September 30,
Forensic/Litigation/Technology	$23,364	53.1%	$28,602	51.8%	22.4%
Corporate Finance/Restructuring	19,857	49.1%	27,067	54.6%	36.3%
Economic Consulting	13,518	67.6%	17,672	62.3%	30.7%

Total Company	$56,739	54.3%	$73,341	55.1%	29.3%

Nine Months Ended September 30,
Forensic/Litigation/Technology	$70,903	53.0%	$80,117	51.1%	13.0%
Corporate Finance/Restructuring	64,097	52.0%	71,632	52.9%	11.8%
Economic Consulting	41,994	64.7%	51,129	62.9%	21.8%

Total Company	$176,994	55.0%	$202,878	54.3%	14.6%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including the amortization of signing bonuses given in the form of forgivable loans, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement; depreciation on equipment used to support our client engagements and other related expenses billable to clients. Direct cost of revenues decreased as a percentage of revenues for the three- and nine-month periods ended September 30, 2005 as compared to 2004 for the forensic/litigation/technology practice. This is primarily due to higher utilization rates as well as the acquisition of Ringtail on February 28, 2005, which generates a high gross margin due to the nature of its software business as compared with the historical results of this operating segment. Direct cost of revenues also decreased as a percentage of revenues in our economic consulting practice for the three and nine months ended September 30, 2005 as compared to 2004 primarily due to hourly billing rate increases and increased utilization of billable professionals. Direct cost of revenues increased as a percentage of revenues in our corporate finance/restructuring primarily due to decreased utilization of billable professionals and an increase in the number of billable professionals at lower average billable rates during the third quarter of 2005 as compared to the third of 2004. In addition compensation expenses have also increased as we continue to invest in high quality people, particularly at the senior management level, to respond to increasing demand for our services.

Selling, General and Administrative Expense

	2004		2005
	Selling, General & Administrative	% of Segment Revenues	Selling, General & Administrative	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended September 30,
Forensic/Litigation/Technology	$9,875	22.4%	$10,915	19.8%	10.5%
Corporate Finance/Restructuring	7,374	18.3%	8,883	17.9%	20.5%
Economic Consulting	3,355	16.8%	3,811	13.4%	13.6%
Corporate	5,226	—	8,978	—	71.8%

Total Company	$25,830	24.7%	$32,587	24.5%	26.2%

Nine Months Ended September 30,
Forensic/Litigation/Technology	$26,787	20.0%	$29,284	18.7%	9.3%
Corporate Finance/Restructuring	21,570	17.5%	23,546	17.4%	9.2%
Economic Consulting	9,532	14.7%	11,236	13.8%	17.9%
Corporate	18,459	—	25,964	—	40.7%

Total Company	$76,348	23.7%	$90,030	24.1%	17.9%

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and sales staff, rent, marketing, corporate overhead expenses, bad debt expense and depreciation and amortization of property and equipment. Segment selling, general and administrative costs include those expenses that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Unallocated corporate selling, general and administrative costs include expenses related to other centrally managed administrative and marketing functions. These costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development and advertising functions, as well as costs related to overall corporate management. Selling, general and administrative expenses as a percentage of revenues has decreased across all operating segments except for corporate overhead costs which increased as a percentage of total revenues from 5.7% during the first nine months of 2004 to 7.0% during the first nine months of 2005.

Selling, general and administrative expenses related to our operating segments increased by $3.0 million for the three months ended September 30, 2005 as compared to 2004 and $6.2 million for the nine months ended September 30, 2005 as compared to 2004. The increased expenses resulted from the following.

•	Forensic/Litigation/Technology Practice. Selling, general and administrative expenses increased by $1.0 million and $2.5 million for the three- and nine-month periods ended September 30, 2005 as compared to 2004. These increases are primarily due to a $0.8 million and $3.0 million increase in rent and facility related costs; a $0.4 million and a $0.8 million increase in recruiting expenses; offset by a $0.2 million and a $0.9 million decrease in bad debt expense and a $0.4 million in other expenses during the nine-month period.

•	Corporate Finance/Restructuring Practice. Selling, general and administrative expenses increased by $1.5 million and $2.0 million for the three- and nine-month periods ended September 30, 2005 as compared to 2004. These increases are primarily due to a $0.6 million and a $1.0 million increase in rent and facility related costs; a $0.5 and a $1.0 million increase in recruiting expenses for the nine-month period; a $0.4 million increase in outside service and legal expenses for the nine-month period; and a $0.7 million and a $0.8 million increase in payroll related and other expenses; offset by a $0.3 million and a $1.2 million decrease in bad debt expense.

•	Economic Consulting Practice. Selling, general and administrative expenses increased by $0.5 million and $1.7 million for the three- and nine-month periods ended September 30, 2005 as compared to 2004. These increases are primarily due to a $0.3 million and a $0.7 million increase in rent and facility related costs; a $0.3 million increase in recruiting expenses for the nine-month period; a $0.4 million and a $1.0 million increase in payroll related and other expenses; offset by a $0.2 million and a $0.3 million decrease in bad debt expense.

Rent expense increased across all practices primarily due to the relocation of our New York City offices into a larger facility during the fourth quarter of 2004.

Our corporate selling, general and administrative expenses increased by $3.8 million for the three months ended September 30, 2005 as compared to 2004 and $7.5 million for the nine months ended September 30, 2005 as compared to 2004. The increase in expense for the three- and nine-month periods ended September 30, 2005 as compared to 2004 is attributable to:

•	a $1.2 million and a $3.1 million increase in salaries and related employee expenses as a result of a 22.2% increase in the number of corporate employees necessary to support our growing organization as well as increased regulatory requirements;

•	a $0.8 million and a $2.1 million increase related to office rent and facility related costs, including depreciation and amortization expense, to support a growing corporate services organization;

•	a $0.9 million charge for the loss on subleased facilities in our current New York City location for the three- and nine-month periods;

•	a $0.7 million and a $0.9 million increase in outside services, primarily due to increases in fees for audit, tax, legal and other consulting services.; and

•	a $0.2 million and a $0.5 million increase in advertising and other costs necessary to support a larger organization.

Amortization of Other Intangible Assets. The amortization expense related to other intangible assets increased by $0.7 million, or 56.9%, for the three months ended September 30, 2005 as compared to 2004 resulting from a $1.7 million increase attributable to the acquisitions completed during 2005 offset by a decrease of $1.0 million as substantially all of the contract backlog and non-competition agreements associated with the acquisitions completed in 2002 and 2003 became fully amortized during 2004. The amortization expense related to other intangible assets increased by $0.1 million, or 2.1%, for the nine months ended September 30, 2005 as compared to 2004 resulting from a $2.2 million increase attributable to the acquisitions completed during 2005, offset by a decrease of $2.1 million as substantially all of the contract backlog and non-competition agreements associated with the acquisitions completed in 2002 and 2003 became fully amortized during 2004.

Interest Expense and Other. During 2004 and through the second quarter of 2005, interest expense primarily consists of interest on our term loans and revolving line of credit. Since August 2, 2005, interest expense is primarily attributable to the debt offerings we completed on that date. As a result of higher average borrowings outstanding during the third quarter and higher average borrowing rates in 2005 as compared to 2004, interest expense has increased by $3.3 million during the three-month period ended September 30, 2005 as compared the same period in 2004 and by $4.4 million during the nine-month period ended September 30, 2005 as compared to the same period in 2004.

Early Extinguishment of Term Loans. On August 2, 2005, we used $142.5 million of the net proceeds from our senior notes and convertible notes offerings to repay all outstanding term loan borrowings under our senior secured credit facility prior to maturity. As a result of this early extinguishment of debt, we wrote off $1.7 million of unamortized debt financing fees.

Litigation Settlement Gains (Losses), net. Litigation settlement gains (losses), net for the nine months ended September 30, 2005 consists primarily of $0.7 million we paid in May 2005 to settle potential litigation in connection with a company we sold in 2003 as well as other smaller settlements.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,		Change from Previous Year
	2004	2005	Dollars	Percent
	(dollars in thousands)
Cash provided by operating activities	$30,232	$43,503	$13,271	30.5%
Cash used in investing activities	(8,551)	(57,658)	49,107	85.2%
Cash (used in) provided by financing activities	(18,459)	103,708	122,167	117.8%

We have historically financed our operations and capital expenditures solely through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation amounts and estimated income taxes. As a result, we used borrowings under our revolving line of credit to finance some of our cash needs for operating activities and capital expenditures. We also used borrowings under our revolving line of credit during the first quarter to finance our acquisition of Ringtail and our share repurchase program, discussed in more detail below. Our cash flows from operations improved during 2004 and 2005 subsequent to the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During 2005, our accounts receivable, net of billings in excess of services provided have increased across all practice areas since December 31, 2004. This is primarily due to increasing revenues. Our days sales have increased by about 3 days since December 31, 2004, but have improved since March 31, 2005, due to our increased focus on collection activities. At September 30, 2005, billed and unbilled accounts receivable for our economics practice include $10.5 million of fees for services rendered where payment will not be received until completion of the matter. This specific matter causes days sales outstanding to increase in this practice.

Net cash used in investing activities during the nine months ended September 30, 2005 increased $49.1 million as compared to the same period in 2004. This is primarily due to the $26.3 million of net cash used to acquire Cambio, which represents the total cash paid for the acquisition of $29.5 million net of $3.2 million of cash received, the $19.6 million we used to fund the Ringtail acquisition, an increase in capital expenditures of $5.4 million to support our growing organization, offset by $5.5 million received as payment in full from a note receivable due from the purchasers of one of our former subsidiaries. The $5.4 million increase in capital expenditures is primarily due to an increase in spending to relocate and expand our computer data center to support our growing organization and technology business, to modify and expand our office facilities and to acquire additional furniture and information technology equipment, some of which was acquired to directly support client engagements. We had no material outstanding purchase commitments as of September 30, 2005.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions or to refinance existing indebtedness. During the nine months ended September 30, 2004, our financing activities consisted principally of $11.3 million of principal payments on our term loans. During the nine months ended September 30, 2005, our financing activities consisted of $350.0 million of gross proceeds from our senior notes and convertible notes offerings and additional term loan borrowings of $50.0 million offset by $155.0 million used to fully repay our term loans and $13.0 million used to pay debt financing costs.

In October 2003, our board of directors authorized the purchase, from time to time, of up to $50.0 million of our common stock. During 2005, the authorized amount has been increased to a total of $187.5 million. Our share repurchase program is effective through December 31, 2006. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the nine months ended September 30, 2004, we purchased and retired 578,900 shares of our common stock at a total cost of about $9.3 million. During the nine months ended September 30, 2005, we purchased and retired 5.6 million shares of our common stock at a total cost of about $133.1 million, of which we financed $125.3 million from the net proceeds of our convertible notes offering. Since inception of the program, we have purchased and retired a total of 6.5 million shares of our common stock for a total of $147.9 million leaving $39.6 million authorized for future purchases.

Capital Resources. Our senior secured credit facility, as amended on April 19, 2005 and August 2, 2005, provides for a $100.0 million revolving loan. The maturity date of the revolving line of credit is November 28, 2008. We may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets.

Our senior secured credit facility and the indenture governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At September 30, 2005, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indenture governing our senior notes.

As of September 30, 2005, our capital resources included $115.3 million of cash and cash equivalents and a $100.0 million of borrowing capacity under our revolving line of credit. As of September 30, 2005, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of September 30, 2005, we had $8.6 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $91.4 million.

Future Capital Needs. We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our business;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	discretionary funding of our share repurchase program; and

•	potential acquisitions of businesses that would allow us to diversify or expand our current service offerings.

We anticipate capital expenditures will be about $13.0 million to $15.0 million to support our organization during 2005, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions of Ringtail and Cambio, but does not include the impact of any further purchases that we may be required to make to support specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional business combinations.

Off-Balance Sheet Arrangements. On July 28, 2005, we entered into an accelerated share repurchase transaction for 2.3 million shares of our common stock as part of our publicly announced share repurchase program that allows us to purchase up to $187.5 million shares of our common stock through December 31, 2006. To implement this transaction, we simultaneously entered into a forward contract with an investment bank that is indexed to and potentially settled in our own common stock. The forward contract is a derivative instrument which is classified as equity and is therefore considered to be an off-balance sheet arrangement. See note 7 to the consolidated financial statements for additional information.

We have no other off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of September 30, 2005. The table does not include any amounts that we may be obligated to pay for our accelerated share repurchase program described under “Off-Balance Sheet Arrangements.” The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts. See “—Forward-Looking Statements.”

Future contractual obligations related to our long-term debt assume that payments on our senior notes and convertible notes will be made based on the current payment schedule and excludes any additional revolving line of credit borrowings or any revolving line of credit repayments prior to the November 28, 2008 maturity date. See note 4 to our consolidated financial statements for further details.

The interest obligation on our long-term debt assumes that our senior notes and our convertible notes will bear interest at their stated rates. If we are unable to comply with the terms of our registration rights agreement, we may be required to pay additional interest on our senior notes or convertible notes.

Future contractual obligations related to our operating leases are net of our contractual sublease receipts. The payment amounts for capital lease obligations include amounts due for interest.

Contractual Obligations

	Total	2005	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Long-term debt	$350,000	$—	$—	$—	$—	$—	$—	$350,000
Interest on long-term debt	158,175	4,956	20,344	20,875	20,875	20,875	20,875	49,375
Operating leases	151,527	2,529	11,446	11,041	11,735	12,017	11,699	91,060
Capital leases	146	47	80	16	3	—	—	—

Total obligations	$659,848	$7,532	$31,870	$31,932	$32,613	$32,892	$32,574	$490,435

Future Outlook. We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $91.4 million of availability under our revolving line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $115.3 million of cash and cash equivalents at September 30, 2005;

•	funds required for debt service payments, which primarily includes interest payments on our senior notes;

•	funds required for capital expenditures of about $12.0 million to $15.0 million;

•	the discretionary funding of our share repurchase program; and

•	other future contractual obligations.

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

Any new debt funding, if available, may be on terms less favorable to us than our senior secured credit facility or the indentures that govern our senior notes and convertible notes. See “—Forward-Looking Statements.”

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

We primarily use senior notes, convertible notes and bank credit facilities to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the London Interbank Offered Rate, or LIBOR, U.S. Prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

The table below summarizes our market risks from changes in interest rates as of September 30, 2005 and December 31, 2004. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related weighted average interest rates by year of maturity for our senior notes and our convertible notes. The table excludes the potential exercise of the relevant redemption or conversion features. For interest rate swap agreements, the table presents notional amounts and related interest rates by year of maturity. As of September 30, 2005, fair values included in this section have been determined based on estimates from investment bankers for our senior notes and our convertible notes and estimates from bankers to settle interest rate swap agreements. As of December 31, 2004, we have estimated the fair value of our senior secured credit facility based on its carrying value, as interest rates are reset every 30 to 90 days.

	Year of Maturity						September 30, 2005		December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate Sensitivity:

Long-term debt

Fixed rate	$—	$—	$—	$—	$—	$350,000	$350,000	$361,847	$—	$—
Average interest rate						6%	6%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—	$105,000	$105,000
Average interest rate									4%

Interest rate swaps

Fixed to variable	$—	$—	$—	$—	$—	$60,000	$60,000	$(748)	$—	$—
Average pay rate						7%	7%
Average receive rate						8%	8%

Equity Price Sensitivity

We are subject to equity price risk related to our accelerated share repurchase program. See note 7 to the consolidated financial statements for additional information on the program. At the end of the program, we may be required to pay a price adjustment if the weighted average purchase price of our common stock is between $24.04 and $27.19 per share. We may receive a price adjustment if the weighted average purchase price of our common stock is between $24.04 and $23.98 per share. At our option, the price adjustment can be settled in cash or shares of our common stock. Changes in the fair value of our common stock will impact the final settlement of the program. As of September 30, 2005, the investment bank had acquired 0.7 million shares of our common stock at an average price of $25.18 per share.

As more fully discussed in note 4 to our consolidated financial statements, we currently have outstanding $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of September 30, 2005, the conversion price has not required adjustment and we would not be required to issue any shares of our common stock upon conversion.

As more fully discussed in note 2 to our consolidated financial statements, we granted the sellers of the Ringtail group contractual protection against a decline in the value of any purchase price or earnout payments made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency. Based on the price of our common stock on September 30, 2005, we would not be obligated to make any price protection related payments.

The following table lists the high and low sale prices per share for our common stock as reported on the New York Stock Exchange for the periods indicated.

	High	Low
Three Months Ended September 30, 2005	$26.37	$20.66
Nine Months Ended September 30, 2005	26.37	17.20

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2005, we filed suit against PricewaterhouseCoopers LLP, or PwC, in the Supreme Court of the State of New York, seeking: 1) damages, costs and attorneys fees based on PwC’s withholding of approximately $0.5 million paid to it in December 2004 in a matter that transferred to us when we acquired PwC’s Business Recovery Services business in August 2002, and 2) for indemnification and repayment to us of all costs, expenses, attorneys fees and settlement amounts paid by FTI in the case of RSR v. PwC and FTI. The complaint alleges that possible claims by RSR against PwC were not fully and accurately disclosed to us at the time of the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Equity Securities

On August 2, 2005, we consummated the sale and issuance of (A) $200.0 million in aggregate principal amount of 7 5/8% senior notes due 2013, or the senior notes, and (B) issued $150.0 million in aggregate principal amount of 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, or the convertible notes, pursuant to (i) purchase agreements with the initial purchasers named therein, and (ii) indentures dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee. The senior notes will mature on June 15, 2013 and rank pari passu in right of payment with all of our existing and future senior indebtedness, if any, and senior in right of payment to all of our existing and future subordinated indebtedness. We will have the option to redeem all or a portion of the senior notes at any time on or after June 15, 2009 at specified redemption prices. At any time before June 15, 2008, we may also redeem up to 35% of the aggregate principal amount of the senior notes at a redemption price of 107.625% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. The convertible notes will be convertible, only under certain conditions, at the option of the holder. Upon conversion, the principal of the convertible notes will be paid in cash, and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.9980 shares of our common stock per $1,000 principal amount of convertible notes, which represents an initial conversion price of $31.25 per share. This represents a premium of 30.0% to the last reported sale price of FTI’s common stock on July 28, 2005, of $24.04. The convertible notes are non-callable. We used a portion of the net proceeds of the offerings to repay our existing $142.5 million term loan indebtedness and to repurchase $125.3 million of common shares through a combination of direct share repurchases and an accelerated stock buyback program. We plan to use the remainder of the net proceeds for stock repurchases and for general corporate purposes, which may include acquisitions. In connection with the offerings, we entered into registration rights agreements with the initial purchasers relating to the senior notes and the convertible notes. In the registration rights agreement relating to the senior notes, we agreed to file an exchange offer registration statement and to undertake an offer to exchange the senior notes for notes with substantially identical terms that are registered under the Securities Act. In the registration rights agreement relating to the convertible notes, we agreed to file and use commercially reasonable efforts to make and keep effective a shelf registration statement permitting registered resales of the convertible notes and the shares of our common stock issuable upon conversion of the convertible notes. On August 3, 2005, we filed our Current Report with the Securities and Exchange Commission reporting the forgoing issuances of unregistered securities, which is incorporated by reference herein. The senior note and convertible note offerings were conducted, and the senior notes and convertible notes were sold to the initial purchasers, without registration, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.

Effective July 31, 2005, we issued an aggregate of 51,997 additional shares of our common stock in payment of the $1.25 million equity portion of the purchase price for the acquisition of certain assets of Hill and Co., an Illinois corporation, pursuant to an asset purchase agreement dated as of July 25, 2005. These shares were issued based on a per share price of $24.04, the closing price of one share of our common stock on the New York Stock Exchange for July 31, 2005. The 51,997 shares of common stock were issued without registration in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Effective August 2, 2005, we issued an aggregate of 49,793 additional shares of the our common stock in payment of the approximately $1.2 million equity portion of the purchase price for the acquisition of certain assets of StoneTurn Group LLP, a Massachusetts limited liability company, pursuant to an asset purchase agreement dated as of August 2, 2005. These shares were issued based on a per share price of $24.10, the closing price of one share of our common stock on the New York Stock Exchange as reported in the Wall Street Journal as of the close of business on the business day that was two business days prior to the closing date. The 49,793 shares of common stock were issued without registration in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the third quarter of 2005 (in thousands except per share amounts).

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (b)
July 1 through July 31, 2005	—	—	—	$165,000
August 1 through August 31, 2005	5,213	$24.05	5,213	$39,619
September 1 through September 30, 2005	—	—	—	$39,619

Total	5,213	$24.05	5,213	$39,619

(a)	We purchased all of these shares of our common stock through our publicly announced stock repurchase program.
(b)	In October 2003, our board of directors approved a $50.0 million stock repurchase program under which we are authorized to purchase shares of our common stock. During 2005, our board of directors has increased the amount of authorized stock repurchases to a total of $187.5 million. Unless reauthorized or extended by our board of directors, this program expires on December 31, 2006. These amounts represent gross purchase prices and include the transaction costs we may incur, such as commissions, on the related purchases.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
1.1	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the initial purchasers named therein, relating to the senior notes. (Filed with the SEC on August 3, 2005 as exhibit 1.1 to FTI Consulting, Inc.’s Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.2	Purchase Agreement, dated as of July 28, 2005, by and among FTI, the guarantors named therein and the initial purchasers named therein, relating to the convertible notes. (Filed with the SEC on August 3, 2005 as exhibit 1.1 to FTI Consulting, Inc.’s Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.1	Indenture, dated as of August 2, 2005, by and among FTI, the guarantors named therein and Wilmington Trust Company, as trustee, relating to the senior notes. (Filed with the SEC on August 3, 2005 as exhibit 4.1 to FTI Consulting, Inc.’s Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.2	Indenture, dated as of August 2, 2005, by and among FTI, the guarantors named therein and Wilmington Trust Company, as trustee, relating to the convertible notes. (Filed with the SEC on August 3, 2005 as exhibit 4.2 to FTI Consulting, Inc.’s Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.3	Form of Note. (incorporated by reference from Exhibit A to Exhibit 4.1 filed with the SEC on August 3, 2005 as exhibit 4.1 to FTI Consulting, Inc.’s Form 8-K dated July 28, 2005 and incorporated herein by reference.)

10.1	Registration Rights Agreement, dated as of August 2, 2005, by and among FTI, the guarantors named therein and the initial purchasers named therein, relating to the senior notes. (Filed with the SEC on August 3, 2005 as exhibit 10.1 to FTI Consulting, Inc.’s Form 8-K dated July 28, 2005 and incorporated herein by reference.)

10.2	Registration Rights Agreement, dated as of August 2, 2005, by and among FTI, the guarantors named therein and the initial purchasers named therein, relating to the convertible notes. (Filed with the SEC on August 3, 2005 as exhibit 10.2 to FTI Consulting, Inc.’s Form 8-K dated July 28, 2005 and incorporated herein by reference.)

10.3	Second Amendment, dated as of August 2, 2005, to the Amended and Restated Credit Agreement, dated as of November 28, 2003, by and among FTI, the guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein. (Filed with the SEC on August 3, 2005 as exhibit 10.3 to FTI Consulting, Inc.’s Form 8-K dated July 28, 2005 and incorporated herein by reference.)

10.4*	FTI Consulting, Inc. Incentive Compensation Plan, Amended and Restated Effective October 25, 2005. (Filed with the SEC on October 28, 2005 as exhibit 10.1 to FTI Consulting, Inc.’s Form 8-K dated October 25, 2005 and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: October 31, 2005	By:	/s/ THEODORE I. PINCUS
THEODORE I. PINCUS Executive Vice President and Chief Financial Officer (principal financial officer)