Form 10-K
period 2005-12-31
FTI CONSULTING INC
filed 2006-03-07
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 East Pratt Street, Suite 1400, Baltimore, Maryland	21202
(Address of Principal Executive Offices)	(Zip Code)

(410) 951-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant was $902.0 million, based on the closing sales price of the registrant’s common stock on June 30, 2005.

The number of shares of registrant’s common stock outstanding on February 28, 2006 was 40,158,380.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year are incorporated by reference into Part III of this annual report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2005

FTI CONSULTING, INC.

PART I

ITEM 1.	BUSINESS

This annual report on Form 10-K contains forward-looking statements relating to future events or our future financial performance within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, compensation arrangements, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, may appear under the headings, “—Risk Factors” in this Part I—Item 1A, “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other documents we file with the Securities and Exchange Commission, or SEC, including, among others, our quarterly reports on Form 10-Q and amendments thereto. Such risks, uncertainties and other important factors relate to, among others:

•	retention of qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	former employees joining competing businesses;

•	ability to manage utilization and pricing rates;

•	damage to our reputation as a result of claims involving the quality of our services;

•	competition;

•	costs of integrating any future acquisitions;

•	industry trends;

•	changes in demand for our services; and

•	changes in our leverage.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or events and do not intend to do so.

When we use the terms “FTI,” “we,” “us” and “our” we mean FTI Consulting, Inc., a Maryland corporation, and its consolidated subsidiaries.

Company Overview and Recent Developments

We are a leading provider of problem-solving consulting and technology services to major corporations, financial institutions and law firms. Our experienced teams of professionals, many of whom are widely recognized as experts in their respective fields, provide high-caliber consulting services to a broad range of clients. We began operations in 1982 as a consulting firm focused on providing forensic investigation, scientific and trial support services, and have evolved through internal growth and strategic acquisitions. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs. During 2005, we staffed large and complex assignments for our clients which include 97 of the top 100 U.S. law firms, 9 of the 10 largest U.S. bank holding companies and 66 corporate clients in the Fortune 100.

Our professionals have experience providing testimony in many areas, including: fraud, damages, lost profits, valuation, accountant’s liability and malpractice, contract disputes, patent infringement, price fixing, purchase price disputes, solvency and insolvency, fraudulent conveyance, preferences, disclosure statements, trademark and copyright infringement and the financial impact of government regulations. We have strong capabilities in highly specialized industries, including telecommunications, healthcare, transportation, utilities, chemicals, energy, commercial and investment banking, pharmaceuticals, tobacco, retail and information technology. As of December 31, 2005, we had 1,338 total employees, including 1,005 revenue-generating professionals, across 25 U.S. cities, London, England and Melbourne, Australia.

Forensic/Litigation/Technology Practice. We are a leading provider of forensic/litigation/technology consulting services in the United States. This practice provides an extensive range of services to assist clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and other trial support services. Specifically, we help clients assess complex financial transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of financial recoveries and settlements. We also provide asset tracing and fraud investigation services. Through the use of proprietary information technology, we have demonstrated our ability to help control litigation costs, expedite the trial process and provide our clients with the ability to readily organize and access case-related data. Our repository services offer clients a secure extranet and web-hosting service for critical information. Our graphics services at trial and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court.

As of February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Established in 1997, Ringtail is a leading developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. Specifically, Ringtail’s technologies are designed to ensure quality, reduce risk, increase productivity and improve cost effectiveness in the review, preparation and production of litigation data. In addition, Ringtail’s software has also been used in a transactional capacity to support “deal rooms” and merger and acquisition activity. We employ Ringtail’s products in the repository services, electronic evidence and document management services we perform for clients, and we accounted for approximately 30% of Ringtail’s business during its fiscal 2004. As of August 2, 2005, several professionals joined us in our San Francisco office, enhancing our intellectual practice, which involved our acquisition of associated assets from their former firm. In the fourth quarter of 2003, we completed two strategic acquisitions that fit within our forensic/litigation/technology practice. On October 31, 2003, we acquired specified assets and liabilities of the dispute advisory services, or DAS business, of KPMG LLP, which assists clients in the analysis and resolution of all phases of complex claims and disputes. On October 15, 2003, we acquired substantially all of the assets and assumed certain liabilities of Ten Eyck Associates, P.C., which expanded our consulting services relating to investigations by the SEC and other regulatory authorities, securities law litigation, Securities and Exchange Commission, or SEC, accounting and enforcement, fraud investigations and the Sarbanes-Oxley Act of 2002.

In January 2006, we announced the formation of our technology consulting segment. The technology consulting segment will consist of our electronic evidence and e-discovery practice group, the complex litigation data analysis practice group, the software development group and our application services provider and documents analytics business. The remainder of our technology business, including our trial technology group, will continue to be managed within our current forensic/litigation practice.

As of December 31, 2005, we had 485 revenue-generating consultants in our forensic/litigation/technology practice.

Corporate Finance/Restructuring Practice. We believe we are the largest corporate finance/restructuring practice in the United States. Our corporate finance/restructuring practice provides turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions, transaction advisory and interim management services. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, offering services such as interim management in turnaround situations, rightsizing infrastructure, assessing long-term enterprise viability and business strategy consulting. We assist underperforming companies as they make decisions to improve their financial condition and operations. We lead and manage the financial aspects of in-court restructuring processes by offering services that include an assessment of the impact of a bankruptcy filing on the client’s financial condition and operations. We also assist our clients in planning for a smooth transition into and out of bankruptcy, facilitating the sale of assets and arranging debtor-in-possession financing. Through our corporate finance/restructuring practice, we can help financially distressed companies implement their plans by providing interim management teams.

On May 31, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Cambio Health Solutions’, or Cambio, business from certain of the individual owners of Cambio Partners, the direct parent of Cambio. Cambio is a leading provider of change management solutions for hospital and health systems. It provides strategic, operational and turnaround management consulting services to improve the operational efficiency and financial performance of its clients which include academic medical centers, integrated delivery systems, stand-alone community hospitals, investor-owned hospitals and special medical facilities. Cambio was founded in 1989 and is based in Nashville, Tennessee. Our acquisition of Cambio greatly enhanced our industry expertise in healthcare management and finance.

In December 2005, we received a $22.5 million success fee in connection with the resolution of a legal case involving a bankrupt estate for which we served as fiduciary. The case had proceeded for over eight years and came to us as part of an acquisition in 2002. The case was resolved when the defendant did not file for an appeal in November 2005, which could have extended the case indefinitely. A portion of the proceeds was used to compensate professionals in our corporate finance/restructuring practice who participated in the assignment and to provide incentive compensation for other employees.

As of December 31, 2005, we had 336 revenue-generating consultants in our corporate finance/restructuring practice.

Economic Consulting Practice. We are a leading provider of economic consulting services in the United States and deliver sophisticated economic analysis and modeling of issues arising in mergers and acquisitions and other complex commercial and securities litigation. Within our economic consulting practice, we provide our clients with analyses of complex economic issues for use in legal and regulatory proceedings, strategic decision-making and public policy debates. In the fourth quarter of 2003, we diversified our service offerings by acquiring specified assets and certain liabilities of Lexecon, Inc, from Nextera Enterprises, Inc., to provide economic consulting services by the Lexecon professionals, who are among the leading providers of these services in the United States. As of July 31, 2005, we acquired the business of Hill & Co. (d/b/a Helios), which added eight professionals in the business of advising on developing and implementing concrete strategies for driving revenue growth and profitability. Our statistical and economic experts help companies evaluate issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. We have deep industry experience in such areas as commercial and investment banking, telecommunications, energy, transportation, healthcare and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, valuations, merger effects, intellectual property disputes in antitrust cases, regulatory proceedings and valuations. More specifically, our professionals have experience providing advice and testimony related to:

•	antitrust and competition issues that arise in the context of potential mergers and acquisitions;

•	other antitrust issues, including alleged price fixing, cartels and other forms of exclusionary behavior;

•	the application of modern finance theory to issues arising in securities litigation; and

•	public policy studies on behalf of companies, trade associations and governmental agencies.

On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., which we refer to as Compass. Compass is one of the top competition economics consulting firms in the world, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim.

As of December 31, 2005, we had 184 revenue-generating consultants in our economic consulting practice.

Industry Overview

We compete in the global consulting services industry, focusing on providing forensic/litigation/technology, corporate finance/restructuring and economic consulting services. We believe that the business environment for our industry has become increasingly complex due to heightened public scrutiny, greater regulation, increased competition and globalization as well as the prevalence of high stakes litigation. There are a number of factors that drive demand for our services:

•	Increasing Need for Independent Expertise. We believe that as a result of increased public scrutiny, regulatory complexity and litigation, businesses, their creditors and other institutional stakeholders increasingly engage consulting firms to provide objective and independent expertise. This is particularly true in highly complex and sophisticated areas such as restructurings, bankruptcies, economic consulting, forensic accounting and high-stakes regulatory and legal proceedings. The emerging trend toward hiring consulting firms unaffiliated with company auditors represents a fundamental shift in the demand for our services and has increased the size of our overall practices.

•	Trends in Corporate Debt and Debt Default Rates. We believe that corporate debt levels and related default rates are important indicators of the potential need for restructuring, turnaround, bankruptcy and related consulting services. According to Thomson Financial, both U.S. and international companies have continued to rely on debt to finance acquisitions, growth initiatives and working capital requirements, as evidenced by the fact that there were more issuances of U.S. and global long-term debt in 2005 than 2004, although U.S. and global high-yield corporate debt offerings decreased from the prior year. Demand for our services is particularly strong in sectors such as automotive, airline and retail, all of which rely on corporate debt and continue to exhibit sector weakness.

•	Regulatory Complexity, Public Scrutiny and Increased Litigation. We believe that heightened focus on corporate mismanagement, fraud-related investigations, ongoing regulatory activity, such as SEC rulemaking, corporate governance scrutiny and increasing complexity in financial reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, drive demand for our services. We believe that increasing litigation costs require businesses to focus on better managing risks and the litigation process, particularly in large, complex, multi-jurisdiction cases and mass tort claims.

•	Strong Economy and Growing Merger and Acquisition Activity. We believe that the overall strength of the economy and the growth in merger and acquisition activity are important drivers for our economic consulting services. The United States has seen improving economic conditions, as evidenced by growth of the U.S. Gross Domestic Product, or GDP. During 2005 (measured from the fourth quarter of 2004 to the fourth quarter of 2005), real GDP increased 3.1 percent. Real GDP increased 3.8 percent during 2004. The price index for gross domestic purchases increased 3.4 percent during 2005, the same increase as during 2004. Additionally, according to Thomson Financial, completed U.S. merger and acquisition volume increased from 2004 to 2005. We believe there are more complex, high-stakes litigation and regulatory activity during strong economic conditions. During periods of increased merger and acquisition activity, we have experienced increased use of our economic consulting services driven by growing areas such as antitrust regulation, intellectual property disputes and breaches of contract.

Our Competitive Strengths

We compete primarily on the basis of institutional and individual reputations, ability to immediately staff a significant engagement, performance record, quality of work, range of services provided and existing client relationships. We attribute our success and distinction to a combination of long-standing advantages, including:

•	Premium Brand Name with Leading Market Positions. We believe that we are one of the most recognized brand names in the corporate finance/restructuring services industry. In addition, we believe we have leading market positions in both our forensic/litigation/technology and economic consulting practices based on revenues for those segments. The strength of our brand name and market positions are enhanced by the reputation of our well-recognized consultants, many of whom are leading members of their respective fields. We have benefited from our strategy of acquiring the leading practitioners in each practice, as well as including in select cases, the continued use of their brand names, either independently or coupled with the FTI brand, such as Lexecon, Ringtail, Cambio, and Compass.

•	Diversified Revenue Source. We have created a balanced portfolio of services organized into three practice segments: forensic/litigation/technology, corporate finance/restructuring and economic consulting. We began to separately manage our technology segment in 2006. Our strategy is to continue to maintain such diversification. We believe that our broad service offerings and diversity of our revenues insulate us from fluctuations in market conditions in any one of our practices. Our strategy also is to expand globally, although revenue from our businesses operating outside of the U.S. has not been significant to date.

•	Diversified Portfolio of Elite Clients. We provide services for a diverse group of clients, many of whom are blue chip corporations, financial institutions, law firms and private equity firms. In 2005, we performed work for approximately 1,200 clients on about 3,200 matters across multiple industries, including:

•	about 510 law firms, 97 of which were ranked among the top 100 U.S. law firms (based on 2004 U.S. revenues as measured by the American Lawyer magazine);

•	9 of the 10 largest U.S. bank holding companies (based on total assets as of September 30, 2005 as reported by the Federal Reserve System);

•	66 corporate clients that were among the Fortune 100 in 2005; and

•	a broad range of federal, state and local government agencies.

In 2005, our top 10 clients accounted for 23% of our total revenues, with no single client accounting for more than 5% of our total revenues. Among these top 10 clients in 2005 were five nationally recognized law firms, each of whom represented multiple clients and matters.

•	High Level of Repeat and Referral Business. We derive a substantial portion of our revenues from repeat clients or referrals. In 2005, approximately 80% of our revenues were derived from repeat or referral business. Many of our client relationships are long-standing and include multiple contact points within each organization, increasing the depth and continuity of these relationships. We cultivate our critical relationships with financial institutions and law firms, which have served as entry points into significant, high-profile and reputation enhancing engagements.

•	Strong Cash Flow. We generated revenues of $539.5 million for the year ended December 31, 2005 and $427.0 million for the year ended December 31, 2004. Our business model has several characteristics that produce strong cash flows including high margins, low capital expenditures and low working capital requirements. Our consistently strong cash flow supports our acquisition and growth strategies and our ability to service our indebtedness.

Our Business Strategy

We are one of the largest providers of forensic/litigation/technology, corporate finance/restructuring and economic consulting services in the United States. We provide high caliber consulting services through our staff of professionals who are able to quickly staff even the largest and most complex assignments. Our goal is to anticipate our clients’ needs and expand our expertise, professionals and the range of consulting services we offer in the United States and to expand internationally. Success in our marketplace depends primarily on having a reputation for providing consistently high-quality advice and services, on schedule and on budget. The following are key elements of our business strategy:

•	Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. We have assembled a staff of 1,005 revenue-generating professionals, many of whom have established and widely recognized names in their respective practice areas. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. To attract and retain highly qualified senior managing directors and managing directors, we offer significant compensation opportunities, including sign-on bonuses, primarily in the form of forgivable loans, incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements. We have written employment arrangements with substantially all of our senior managing directors that include non-competition and non-solicitation clauses. Because of the high concentration of contract expirations between 2006 and 2008, we may experience high turnover, loss of clients and engagements or difficulty staffing engagements, if we are unable to renegotiate employment agreements. We have begun to focus on renegotiating new long-term employment agreements with key senior managing directors. Any new employment agreements entered into with senior managing directors may not have staggered termination dates, so we could face similar retention issues at the end of the terms of those agreements, although this risk could be reduced in light of our intention to include automatic one-year renewal options in the new employment agreements beginning at the end of their initial terms unless either party provides to the other prior notice that he or us do not intend to renew. While we hope that we enter into new long-term employment contracts with a significant number of senior managing directors, there is no assurance we will do so. We take a disciplined approach when recruiting additional professionals. We focus on hiring qualified individuals who meet our selective criteria.

•	Optimize Utilization and Billing Rates of Our Professionals. We carefully monitor our utilization rates on a weekly, monthly and annual basis and have maintained average annual utilization rates between 77% and 83% over each of the last three years (based on approximately 2,032 available hours per year). Our goal is to manage growth to maintain utilization rates among all of our professionals rather than intermittently expanding our staff in anticipation of short-term demand. We strive to attain utilization rates that allow us to maintain our profitability, make us less vulnerable to fluctuations in our workload, and minimize seasonal factors affecting utilization. In addition, the nature of our services allows us to bill premium rates for the series of our revenue-generating professionals, which enhances our profitability.

•	Leverage Our Relationships and Expertise. We work hard to maintain our existing client relationships and develop new ones. We believe that the strength of our existing client relationships and the quality of our reputation across our industry, coupled with our recognized industry expertise, successful track record and size, are the most critical elements in a decision to retain us. We receive a significant amount of repeat business and referrals from our financial institution clients, from our clients in regulated industries, and from law firm clients. We strive to build client relationships on a company-wide basis and encourage cross-selling among our practices. By successfully leveraging our reputation, experience and broad client base, we expect to continue to obtain engagements from both existing and new clients.

•

Expand the Breadth of Our Services and Geographic Presence. We strive to increase diversification of our service offerings. We believe diversification of our services will help to insulate our overall business from changing or fluctuating market conditions. In the fourth quarter of 2003, we diversified our service offerings to expand our economic consulting practice through the acquisition of Lexecon, one of the leading providers of these services in the United States. The professionals, who joined us in the fourth quarter of 2003 from Ten Eyck, provide consulting services relating to SEC and other regulatory investigations, securities law litigation, SEC accounting and enforcement, fraud investigations and Sarbanes-Oxley. We have also increased our capacity to assist clients in the analysis and resolution of all phases of complex claims and disputes through the acquisition of the U.S. dispute advisory services business of KPMG LLP. In February 2005, we acquired the business of Ringtail, a leading developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. The acquisition of Ringtail expanded our presence to Australia. The professionals who joined us in May 2005 from Cambio expanded our healthcare practice to provide change management solutions for hospital and health systems. In January 2006, we acquired the business of Compass, which provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim. Other business activities that contributed to diversification in 2004 included our investment banking and merger and acquisition services to middle market companies through our registered broker-dealer and National Association of Securities Dealers, or NASD, member, our transaction advisory and interim management services, and our corporate finance/restructuring practice in the United Kingdom, that commenced in 2003. We strive to offer our clients comprehensive solutions to their most complex problems, wherever they are in the world. Increasingly, our clients demand expertise across multiple markets and continents. To meet this demand, we provide our clients with a complete suite of services across all three practices. As we continue to grow, we plan to broaden our industry expertise and expand our electronic evidence and electronic repository services. We also intend to explore opportunities to increase our European and other international presence to better serve our clients and to capitalize on what we believe are favorable market conditions.

•	Selectively Acquire Companies and Integrate Our New Professionals and Capabilities. We follow a disciplined approach to executing and integrating acquisitions targeting those that complement our business strategy or operate in an attractive specialized niche. Since June of 1998, we have completed ten acquisitions that have greatly enhanced our practices. We intend to continue to selectively pursue strategic acquisitions. We seek to integrate acquisitions in a way that fosters organic growth and provides synergies or cross-practice sales opportunities. We also structure our acquisitions to ensure that key individuals from the acquired company are retained and integrated after the transaction is executed.

Our Services

Forensic/Litigation/Technology Practice. Our forensic accounting specialists work with companies faced with fraud, financial disclosure and accounting investigations, misstatements and malpractice issues. As perpetrators of fraud become more ingenious, the expertise required to unravel their schemes increases. We have a team of forensic accountants, certified fraud examiners and computer technicians who are experts in discovering and analyzing the most sophisticated ways to circumvent internal financial controls. We routinely assess complex financial transactions and reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of financial recoveries and settlements. We utilize sophisticated software tools to analyze and uncover important information from the computer systems used in the frauds. With our advanced search techniques and innovative methods, we are able to uncover valuable information that was considered lost, deleted or hidden. The acquisition of the U.S. dispute advisory business of KPMG LLP in 2003 greatly expanded our ability to provide those services.

We develop and deliver creative solutions to litigation problems. As an innovator in digital graphic presentations, we have been one of the leaders in providing high-quality, cost-effective methods to prepare for and try cases. Our trial technology professionals have supported clients in the courtroom in some of the largest and most complex civil trials. Through the use of proprietary information technology, we have demonstrated our ability to help control litigation costs, expedite the trial process and provide our clients with the ability to readily organize and access case-related data. We prepare and enhance presentations and expert testimony on complex subjects, such as toxic torts, financial disputes and intellectual property resolutions. We have responded to the increasing demand for document management in cases involving thousands or even millions of pages of depositions, testimony and exhibits by developing document management and exhibit and trial preparation solutions that enable our clients to better focus on preparing for and trying cases. Our range of services for complex litigation matters include visual communication consulting services; graphic exhibit design and production; customized database development and distribution; video deposition capture and transcript linking; management of designated trial exhibits; courtroom survey, design and configuration; on-site technical trial support; trial-specific hardware procurement and tracking; and secure extranet storage and distribution of data, documents, transcripts, videos and exhibits. We have developed a number of technology-based tools to assist our clients in managing complex litigation. TrialMax®, our comprehensive trial preparation software, enables a litigation team to easily store, annotate and display documents, computer graphics, video clips and digitized depositions in the courtroom. We employ an automated tool for handling trial data regardless of information source or data type.

Our repository services include secure extranet and web-hosting services for clients that are parties to multi-district litigation. We also intend to expand our web-hosting capabilities to teleconference and other Internet-based applications. On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. We integrated Ringtail into our repository services offerings within our forensic/litigation/technology practice. Ringtail is a leading developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. Specifically, Ringtail’s technologies are designed to ensure quality, reduce risk, increase productivity and improve cost effectiveness in the review, preparation and production of litigation data. In addition, Ringtail’s software has also been used in a transactional capacity to support “deal rooms” and merger and acquisition activity. Ringtail’s flagship product, Ringtail Legal 2005™, provides knowledge management and case preparation through an Intranet repository for litigation document and information management and collaboration for legal cases. We accounted for approximately 30% of Ringtail’s business in 2004. Historically, Ringtail has offered its products either through application service providers, or ASPs, or as direct client installations. The ASP model allows clients to outsource information technology and case management needs. The direct installation model allows clients to in-source Ringtail’s benefits within their existing infrastructure and accommodates particular data management or legacy requirements. The acquisition of Ringtail expanded our international presence to Melbourne, Australia. With our financial and human capital resources behind Ringtail’s application technologies, we believe the Ringtail business can serve as a platform to:

•	pursue content development in other areas already served by us, such as corporate finance/restructuring and economic consulting;

•	expand our international presence; and

•	diversify our client base.

In January 2006, we announced the formation of our technology consulting segment. The technology consulting segment will consist of our electronic evidence and e-discovery practice group, the complex litigation data analysis practice group, the software development group and our application services provider and documents analytics business. The remainder of our technology business, including our trial technology group, will continue to be managed within our current forensic/litigation practice.

We provide services relating to securities, regulatory and Sarbanes-Oxley investigations, and dispute advisory services. The acquisition of the Ten Eyck business in 2003 has greatly expanded our ability to provide those services.

Our experienced intellectual property professionals provide valuation, damage analysis and expert testimony services. They provide those services to a range of industries, including oil and gas, technology and consumer products. They perform financial analyses of intellectual property in licensing and royalty disputes, antitrust claims and other types of disputes. Our professionals employ industry research, statistical analysis, regression techniques, portfolio analysis and sophisticated financial modeling to support defensible, credible valuation and damage conclusions. In August 2005, several professionals joined us to initiate our San Francisco intellectual property practice within the forensic/litigation/technology practice, which involved the acquisition of associated practice assets from their former firm.

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

When we represent companies, we work with our client’s management. We assess the client’s financial condition and viability to structure and implement a business rehabilitation plan to manage the client’s cash flow to at least a break-even point. We help clients to identify any non-essential assets or business units that could be sold to generate cash for the client. We assist clients as they negotiate with their lenders to restructure their debt. If an out-of-court workout appears unlikely, we assess the impact of a bankruptcy filing on the client’s financial condition and operating performance and seek debtor-in-possession financing on the client’s behalf. If the client voluntarily files for bankruptcy or is involuntarily forced into bankruptcy, we have the expertise to manage the entire bankruptcy process, including structuring, negotiating with creditors and implementing the plan of reorganization. We also provide expert testimony in bankruptcy and restructuring proceedings on such issues as business unit valuation and economic loss. When we represent creditors, we seek to maximize amounts owed to them by the debtor, whether in an out-of-court workout or bankruptcy. In a workout engagement, we evaluate and monitor the quality and value of the collateral and any other assets available to the creditor, analyze the debtor’s business plan and underlying cash flow projections and assess the adequacy of the debtor’s financial reporting systems. Based on our analysis, we assess the debtor’s viability and develop and evaluate restructuring plans. If we conclude that an out-of-court workout is not feasible, we assist the creditors in deciding whether to provide debtor-in-possession financing, in working through the bankruptcy process, and in structuring and evaluating various reorganization plan alternatives. Demand for our corporate finance/restructuring services declined in 2004 as compared to 2003, primarily as a result of general economic conditions, including the strengthening of the economy, the availability of credit, low interest rates, fewer mergers and acquisitions and fewer large bankruptcy proceedings. We have been able to offset a portion of the effects of that decline by increasing our middle market bankruptcy, restructuring and workout engagements.

To better meet the needs of companies suffering a financial or operating crisis, we also offer interim management services. Interim management professionals are able to assume interim senior management roles at companies in crisis. We can deploy our professionals to function as a chief executive officer, chief operating officer, chief financial officer or chief restructuring officer. We reevaluate business strategy and financial forecasts and implement plans to meet financial and operating challenges for our clients. Our creative approaches and innovative solutions can create short-term liquidity to stabilize the business and afford the distressed company time to explore its options. We are keenly aware of the sensitive nature of these arrangements and the need to build consensus around a realistic restructuring plan.

We have extensive experience in crisis management, negotiations of complex mergers, acquisitions and capital restructurings, as well as the liquidation of surplus assets. We have regularly provided our corporate financing, turnaround, restructuring, bankruptcy and related consulting services to the largest banks in the United States, including Bank of America, N.A., Wachovia Bank, N.A. and JP Morgan Chase Bank. We have been involved in many of the largest bankruptcy proceedings and out-of-court restructurings in the United States. In January and February 2004, we experienced the unanticipated departure of about 60 professionals in our corporate finance/restructuring practice. We continue to employ and have hired additional professionals who have expertise in providing the same type and level of services.

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

Economic Consulting. Our economic consulting practice provides sophisticated economic analysis of issues arising in merger, acquisition and other complex commercial and securities litigation, and modeling and analysis of the potential competitive effects and other financial advisory services. Our statistical and economic experts in our regulatory consulting practice use a range of tools to help companies evaluate issues such as the economic impact of deregulation on a particular industry, the amount of commercial damages suffered by a business as a result of a tort or a breach of contract or the value of a business. We also work with clients to develop business strategy and tactics on an ongoing basis to address these issues. We have deep industry experience in areas such as telecommunications, energy, transportation, healthcare and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, merger effects, intellectual property disputes in antitrust cases, regulatory proceedings, mergers, acquisitions and valuations. Our 2003 acquisition of the Lexecon business has greatly enhanced our ability to provide complex economic consulting services.

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

Recent Acquisitions

Compass. On January 6, 2006, we completed our acquisition of all the outstanding common stock of Competition Policy Associates, Inc., or Compass, and the related assets from the stockholders of Compass. The initial acquisition cost was about $73.9 million consisting of $48.2 million in cash and 932,599 restricted shares of common stock valued at $25.7 million. We financed the cash portion of the purchase price from cash on hand. The purchase agreement provides for (A) post-closing purchase price adjustments based on actual adjusted earnings before interest and taxes, or EBIT (as defined in the purchase agreement), of the business as of December 31, 2005 and (B) post-closing cash adjustment payments based on actual working capital (as defined in the purchase agreement) as of December 31, 2005. For each fiscal year ending between December 31, 2006 and December 31, 2013, the purchase agreement provides for

•	additional consideration based on EBIT of the business unit (as defined in the purchase agreement);

•	the set aside of a percentage of EBIT of the business unit for each fiscal year to be used as incentive compensation to employees of and consultants to the business; and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $27.61.

The selling stockholders, or sellers, of the Compass business have entered into employment or consulting agreements with us pursuant to which they have agreed to provide services for an eight year period and covenants not to compete with us or to solicit our employees for an additional two years. Certain sellers have been awarded stock options to purchase shares of our common stock. We also entered into restricted stock agreements with the sellers which provide for the escrow of all shares paid to them as acquisition purchase price. The shares of common stock placed in escrow will be available for purchase price adjustments and to secure indemnity obligations. In addition, the sellers have agreed not to sell, transfer, assign, pledge or otherwise dispose of the shares of common stock after the closing. Shares of common stock will be released from escrow and the contractual restrictions on transfer will lapse in increments over a five year period from the closing date of the acquisition, except that the restrictions will lapse immediately upon death or disability and certain other events related to employment or consulting status. In the event a seller is terminated by us for “cause” or resigns without “good reason” or “breach of contract” (as each term is defined in the employment or consulting agreement) any restrictions on the shares of our common stock then held in escrow would be extended for an additional five year period from the date of termination or resignation. Certain of the sellers also received loans from us aggregating $8.0 million. As of the closing date, such sellers executed and delivered promissory notes in our favor. The loans accrue interest payable quarterly. Outstanding principal is repayable on the tenth anniversary of the closing date, unless the seller’s repayment obligation has been accelerated due to events specified in the agreement.

Cambio. On May 31, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cambio’s business from certain of the individual owners of Cambio Partners, the direct parent of Cambio. Cambio is a leading provider of change management solutions for hospital and health systems. It provides strategic, operational and turnaround management consulting services to improve the operational efficiency and financial performance of its clients which include academic medical centers, integrated delivery systems, stand-alone community hospitals, investor-owned hospitals and special medical facilities. Cambio was founded in 1989 and is based in Nashville, Tennessee. The total acquisition cost was $42.8 million, consisting of net cash of $29.7 million, transaction costs of $0.9 million and 555,660 restricted shares of our common stock valued at $12.2 million. We financed the cash portion of the purchase price from cash on hand. Certain recipients of the shares of our common stock issued pursuant to the purchase agreement entered into agreements not to sell, transfer, assign, pledge or otherwise dispose of their shares of our common stock issued in connection with the acquisition for periods ranging from two to five years after the closing. The restrictions on any such recipient’s shares would lapse immediately upon the occurrence of specified change-of-control events. In addition, in the case of such a recipient that is employed by us, the restrictions would lapse immediately upon certain employment-related events, and, in the event that the recipient is terminated for cause or resigns without good reason, any restrictions on the shares then held by the recipient would be extended for a period ranging from four to eight years from the date of termination or resignation. We would be required, subject to specified conditions, to register these recipients’ shares of our common stock for resale on Form S-3 (or a successor form) if, on the 182nd day after the second anniversary of the closing or on the fifth anniversary of the closing, Rule 144 promulgated under the Securities Act is not available for resales of such shares. Subject to limited exceptions, we granted contractual protection against a decline in the value of our common stock from the closing date value of $22.33 to recipients of shares of our common stock issued as consideration for the acquisition. The price protection periods vary from one to four years after the closing date. The price protection will generally be further extended for any longer period during which the shares are held in escrow. We are required to make any price protection payments in cash.

Ringtail. On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. The total acquisition cost was $34.6 million, consisting of net cash of $19.2 million, transaction costs of $0.4 million and 784,109 restricted shares of our common stock valued at $15.0 million. The asset purchase agreement that governed the acquisition provides for an earnout over the next three years based on future performance of up to an aggregate of $7.5 million, or $2.5 million per year, consisting, in our sole discretion, of all cash, restricted shares of our common stock, or a combination of cash and stock. Based on 2005 financial results, the first $2.5 million was earned and accrued at December 31, 2005. The cash portion of the purchase price was financed from cash on hand and our senior secured credit facility. We have contractually agreed to pay additional consideration if the value of the shares issued as part of the purchase price and earnout is not at least 10% higher than their respective issuance prices on the date such shares or portion thereof first become eligible for resale under Rule 144 of the Securities Act. If the market value (as such value will be determined pursuant to the asset purchase agreement) of the stock issued as of February 28, 2005 is less than $16.5 million, and the earnout stock is up to $8.25 million, on their respective eligible resale dates, we will be obligated to pay the difference between the actual market value on such date and the protected share value, which will be paid in cash. On February 28, 2006, we were not obligated to make any price protection payments related to the initial shares of common stock issued in connection with this transaction. We have substantial experience with the Ringtail products and the employees from Ringtail who have joined us, as we use Ringtail’s software in the electronic evidence, repository services and document management services we provide to certain clients. Edward O’Brien and Christopher Priestley, Ringtail’s founders, and 22 other former Ringtail employees have joined us. Mr. O’Brien has entered into a written three-year employment agreement, and Mr. Priestley has entered into a written four-year employment agreement. The employment arrangements for the other employees range from one year to three years and may be extended. The agreements also contain non-competition and non-solicitation provisions, which in most cases have been designed to comply with Australian law.

Lexecon. On November 28, 2003, we acquired substantially all of the assets and assumed certain liabilities of Lexecon from its parent company, Nextera. The purchase price for Lexecon consisted of cash totaling $129.2 million, which was financed from a combination of cash on hand and $104.1 million of borrowings under our senior bank term loan. The acquisition of Lexecon has enabled us to expand the type and sophistication of the economic consulting services that we offer our clients. In connection with the acquisition, Daniel Fischel and Dennis Carlton, two leading experts on economic consulting in the United States, joined the company. Mr. Fischel’s areas of expertise are securities, corporation law, regulation of financial markets and the application of economics of corporate finance to problems in those areas. Mr. Fischel has published widely and is the Professor of Law and Business at the Northwestern University School of Law and Kellogg School of Management and the Lee and Brena Freeman Professor of Law and Business Emeritus at the University of Chicago. Dr. Carlton, Professor of Economics at the Graduate School of Business at the University of Chicago, specializes in the economics of industrial organization, which is the study of individual markets and includes the study of antitrust and regulatory issues. Joseph P. Kalt, a senior economist, also joined us as a senior managing director at that time. Messrs. Fischel, Carlton and Kalt have entered into employment agreements with us that expire December 31, 2008. In connection with the acquisition, we entered into a non-competition arrangement with Nextera. During the five-year non-competition period, Nextera has agreed not to, directly or indirectly, offer or provide services of the type offered by Lexecon in the United States and Canada.

Dispute Advisory Business of KPMG. On October 31, 2003, we acquired specified assets and assumed liabilities associated with the dispute advisory services, or DAS, business of KPMG. We acquired the DAS business for $89.1 million in cash, which we financed from our cash reserves. The DAS business complements and expands our forensic/litigation/technology practice in the analysis and resolution of all phases of complex claims and disputes. Twenty-eight former KPMG partners or managing directors have entered into written five-year employment agreements that expire October 31, 2008. In connection with the acquisition, we entered into a non-competition arrangement with KPMG LLP. During the four-year non-competition period, KPMG has agreed not to, directly or indirectly, offer or provide dispute advisory services of the type offered within 12 months prior to October 31, 2003, with specified exceptions, and market services using the terms “DAS” or “DAS Services” in the United States. For a period of five years following the closing date of the acquisition, KPMG also agreed not to hire as a partner, director, principal or employee or engage as an agent or contractor, certain former employees that joined us in connection with the acquisition. We agreed not to solicit for hire or hire any employee employed by KPMG in its investigative and integrity advisory services business for a period of five years following the closing date, unless such person is a former employee who has not been employed by KPMG for a period of six consecutive months.

Ten Eyck. On October 15, 2003, we acquired substantially all of the assets and assumed certain liabilities associated with Ten Eyck. Through that acquisition we expanded our consulting services to include SEC and similar regulatory investigations, securities law litigation, SEC accounting and enforcement, fraud investigations and Sarbanes-Oxley mandated requirements. We acquired the Ten Eyck business for $13.2 million in cash, which we financed from our cash reserves, and 175,536 restricted shares of our common stock that was then valued at approximately $2.4 million. Ten Eyck complements and expands our forensic/litigation/technology practice. Five former Ten Eyck officers and stockholders have entered into written long-term employment agreements that expire on October 15, 2007.

Employment Terms.

The form of written long-term employment agreement that we use in connection with most acquisitions and new hires of senior professionals at the senior managing director level or higher generally provides for fixed salary, incentive payments (which in some cases may be based on financial measures such as earnings before interest, income taxes, depreciation of property and equipment and amortization of other intangible assets, or EBITDA) and, in some cases, long-term equity incentives and other incentive bonus and incentive payments. Our long-term employment agreements also typically provide for some form of equity incentive in the form of stock options or restricted stock. They also entitle the professional to participate in our benefit plans. In many cases, we extend forgivable loans to professionals, provided they are not executive officers, in lieu of paying cash signing bonuses. We believe that the loan arrangements (which require repayment in full if the employee’s employment terminates on certain events prior to his contract’s expiration date) enhance our ability to attract and retain senior professionals. As of December 31, 2005, unforgiven loans to senior managing directors and other key professionals in the principal amount of $7.2 million were outstanding and classified as assets on our balance sheet. We have, in one case, also required that a senior managing director use the proceeds of the loan made to him to purchase shares of our common stock on the open market, and pledge the purchased shares as collateral for such loan, which is otherwise non-recourse.

Long-term employment agreements generally provide for salary continuation benefits, accrued bonuses and other benefits beyond the termination date if the professional leaves our employ for certain reasons prior to the agreement’s expiration date. The length and amount of payments to be paid by us, following the termination or resignation of a professional who is a party to a long-term employment agreement, varies depending on whether such person resigned or was terminated with cause or good reason, resigned or was terminated without cause or good reason, died or became disabled, or was terminated as a result of a change of control. Such employment agreements contain non-competition and non-solicitation covenants, which under various circumstances, may extend beyond the expiration or termination date depending upon the reason for such termination. Under such non-competition covenants, the professional generally agrees not to offer or perform consulting services of the type performed during his employment, directly, or indirectly through another person or entity, in competition with us, within specified geographic areas, subject, in some cases, to certain exceptions. Generally, such professionals also agree not to solicit business regarding any case, matter or client upon which such professional worked on our behalf, or to solicit, hire, or influence the departure of, any of our employees, consultants or independent contractors. Under the general terms of his or her long-term employment agreement, the professionals also agree to maintain the confidentiality of our proprietary information and affirm that we are the owners of copyrights, trade marks, patents and inventions developed during the course of employment.

As of December 31, 2005, substantially all of the senior managing directors have entered into written employment agreements. Many of these employment agreements will expire between 2006 and 2008 because of the timing of our acquisitions and our 2004 initiative to enter into written long-term employment agreements with our senior professionals. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the high concentration of contract expirations between 2006 and 2008, we may experience high turnover, loss of clients and engagements or difficulty staffing engagements, if we are unable to renegotiate employment agreements. We have begun to focus on renegotiating new long-term employment agreements with key senior managing directors. In connection with those discussions, we may offer a senior managing director the opportunity to participate in all or a portion of the benefits under an incentive compensation package that includes cash, which may be in the form of an unsecured general recourse forgivable loan, and significant additional payments upon the execution and during the term of such employment agreement in the form of stock option and restricted stock awards or, alternatively, cash equivalents if we do not have adequate equity securities available under stockholder approved equity plans. Any new employment agreements entered into with senior managing directors may not have staggered termination dates, so that we could face similar retention issues at the end of the terms of those agreements. This risk could be reduced in light of our intention to include automatic one-year renewal options in our revised form of employment agreement beginning at the end of their initial terms unless either party provides prior notice to the other that he or us do not intend to renew. While we hope that we enter into new long-term employment agreements with a significant number of senior managing directors, there is no assurance we will do so. The aggregate principal amount of all loans made to senior managing directors through 2006 could exceed $50.0 million, of which some or all of the principal amount and accrued interest will be forgivable by us upon the passage of time, while complying with contractual requirements, or certain other events, such as death or disability or termination by us without cause or by the employee with good reason. If all the other compensation features described above were to be implemented, the equity awards to such senior managing directors will be significant.

Marketing and Sales

We rely primarily on referrals and our reputation to market our services to new and existing clients since most of our work is repeat work for existing clients or comes from referrals from existing clients or relationships with partners in major law firms or other professionals. Our professionals develop close working relationships with clients and often learn about new business opportunities from their frequent contacts with clients. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff new engagements. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them. We employ 23 full-time people in our marketing and sales divisions who assist with the marketing of our consulting services.

Clients

We have cultivated long-term relationships with many premier corporations, financial institutions, law firms and private equity firms.

In 2005, we performed work for approximately 1,200 clients on about 3,200 matters, including:

•	about 510 law firms, 97 of which were rated among the top 100 U.S. law firms (based on 2004 U.S. revenues as measured by The American Lawyer magazine);

•	9 of the 10 largest U.S. bank holding companies (based on total assets as of September 30, 2005 as reported by the Federal Reserve System);

•	66 corporate clients that were among the Fortune 100 in 2005; and

•	a broad range of federal, state and local government agencies.

In 2005, about 80% of our revenues were derived from repeat or referral business. Our largest client represented less than 5% of our 2005 revenues.

Competition

Our business is highly competitive. Our competitors range from large organizations, such as the national accounting firms and the large management consulting companies that offer a broad range of consulting services, to small firms and independent contractors that provide one specialized service. We compete primarily on the basis of institutional and individual reputations, ability to immediately staff a significant engagement, performance record, quality of work, range of services provided and existing client relationships. To a lesser extent, we also compete on price, but the critical nature of our services typically reduces price to a secondary consideration. Since our business depends in a large part on professional relationships, our business has low barriers of entry for professionals, including our professionals, wanting to start their own firms or to change employers.

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

Patents, Licenses and Proprietary Information

We consider certain of our products and processes, including our TrialMax® comprehensive trial preparation software, proprietary and confidential. We consider the Ringtail™ Casebook software that we acquired from the Ringtail group on February 28, 2005 and the other technologies and software that we acquired in connection with the Ringtail transaction to be proprietary and confidential. A newer version of that software, Ringtail Legal 2005™, has since been issued. We believe that our non-patented software and intellectual property, particularly some of our process software and intellectual property, is important to our forensic/litigation/technology practice. We rely upon non-disclosure agreements and contractual agreements and a system of internal controls, including, confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information.

Employees

As of December 31, 2005, we had 1,338 total employees, including 1,005 revenue-generating consultants, across 25 U.S. cities, London, England and Melbourne, Australia. We also engage independent contractors to supplement our professionals on client engagements as needed. Most of our professionals have many years of experience in their field of practice, and many are well recognized for their expertise and experience. None of our employees are subject to collective bargaining contracts or represented by a union. We believe our relationship with our employees is good.

Available Information

Our Internet website is www.fticonsulting.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, and our annual proxy statements, are available free of charge on our website, as soon as reasonably practicable after we electronically file with or furnish such materials to the SEC. We also make available in the “About FTI” section of our website at www.fticonsulting.com, under “Governance,” our Corporate Governance Guidelines, Policy on Ethics and Business Conduct, Categorical Standards of Director Independence, Policy on Inside Information and Insider Trading, Policy on Conflicts of Interest, Policy on Disclosure Controls and other policies (collectively, our “Corporate Governance Documents”), and Charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors (collectively, the “Charters”). We make revised Corporate Governance Documents and Charters available on our website as they are adopted and become effective and will continue to do so. We have adopted the FTI Consulting, Inc. Policy on Ethics and Business Conduct (the “Code of Ethics”), which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Corporate Controller and other financial professionals, as well as our Chief Operating Officer, Chief Risk Officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at www.fticonsulting.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller, other executive officer or any director, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K filed with the SEC. We will provide printed copies of our periodic reports and other materials filed with the SEC and our Corporate Governance Documents, including, without limitation, our Corporate Governance Guidelines, the Charters of the Committees of our Board and our Code of Ethics, to any person, without charge, upon request to Joanne F. Catanese, Associate General Counsel and Secretary, FTI Consulting, Inc., 500 East Pratt Street, Suite 1400, Baltimore, Maryland 21202, telephone number (410) 951-4800.

ITEM 1A.	RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause our actual results, future operations and financial performance to differ materially from those mentioned in our forward look statements.

Our failure to retain qualified professionals or hire additional qualified professionals would have a negative effect on our future growth and financial performance as well as on client engagements, services and relationships.

Our business involves the delivery of professional forensic/litigation/technology, corporate finance/restructuring and economic consulting services. In the consulting business, professional acumen, trust and relationships are critical elements of a company’s ability to deliver high quality professional services. Our professionals have highly specialized skills. They also develop strong bonds with the clients they service. Our continued success depends upon our ability to attract and retain our staff of professionals who have expertise, reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals that we must employ to continue our service offerings. As of December 31, 2005, substantially all of the senior managing directors had written employment agreements with us. Many of our employment agreements will expire between 2006 and 2008 because of the timing of our acquisitions and our 2004 initiative to enter into written agreements with our senior professionals. We monitor these expirations carefully to commence dialogues with professionals regarding their employment well in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the high concentration of contract expirations between 2006 and 2008, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements, or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become higher. We cannot assure you that we will be able to attract and retain enough qualified professionals to maintain or expand our business. Moreover, competition has been increasing our costs of retaining or hiring qualified professionals, a trend which could harm our operating margins and results of operations.

We have begun to focus on renegotiating new long-term employment agreements with key senior managing directors. In connection with those discussions, we may offer a senior managing director the opportunity to participate in all or a portion of the benefits under an incentive compensation package that includes cash, which may be in the form of an unsecured general recourse forgivable loan, and significant additional payments upon the execution and during the term of such employment agreement in the form of stock option and restricted stock awards or, alternatively, cash equivalents if we do not have adequate equity securities available under stockholder approved equity plans. Any new employment agreements entered into with senior managing directors may not have staggered termination dates, so that we could face similar retention issues at the end of the terms of those agreements, although this risk could be reduced in light of our intention to include automatic one-year renewal options in the revised form of employment agreement beginning at the end of their initial terms unless either party provides to the other prior notice that he or us do no not intend to renew. While we hope that we enter into new long-term employment agreements with a significant number of senior managing directors, we have not yet and there is no assurance we will do so. The aggregate principal amount of all loans made to senior managing directors through 2006 could exceed $50.0 million, of which some or all of the principal amount and accrued interest could be forgivable by us upon the passage of time, while complying with contractual requirements, or certain other events, such as death or disability or termination by us without cause or by the employee with good reason. If all the other compensation features described above were to be implemented, the equity awards to such senior managing directors would also be significant.

Our clients may preclude us from representing multiple clients in connection with the same engagement or competitive matter; our other practices may be precluded from accepting engagements from clients with respect to the same or competitive matter for which another practice has been engaged to provide services; and to forego potential business prospects in order to win engagements, which could harm our revenues, results of operations and client relationships and engagements.

We follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, practices and professionals. For example, we generally will not represent parties adverse to each other in the same matter. Under bankruptcy rules, we generally may not represent both a debtor and its creditors in the same proceeding. Under federal bankruptcy laws, we are required to notify the U.S. Trustee of real or potential conflicts. The U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential changes in our status as a disinterested party, and order us to resign. In preference actions under bankruptcy law, we could be required to disgorge fees. New acquisitions may result in us resigning from a current client engagement because of relationship issues that are not currently identifiable. In addition, businesses that we acquire may not be free to accept engagements they could have accepted prior to our acquiring them because of relationship issues. Our inability to accept engagements from clients or prospective clients, represent multiple clients in connection with the same or competitive engagements, and any requirement that we resign from client engagements may negatively impact our revenues, revenue growth and results of operations.

If our former professionals go into business in competition with us or join our competitors, our client engagements and relationships could decline, financial performance and growth could slow or decline, and employee morale could suffer, and we may not have legal recourse.

Typically, our professionals have a close relationship with the clients they serve, not only based on their expertise but also on bonds of personal trust and confidence. Although our clients generally contract for services with us as a company, and not with individual professionals, in the event that professionals leave, such clients would not be prohibited from hiring those professionals to perform future engagements. Clients could also decide to transfer active engagements to professionals who leave. The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time. Furthermore, while in some cases, the termination of an ongoing engagement by a client could constitute a breach of the client’s contract with us, we could decide that preserving the overall client relationship is more important than seeking damages for the breach, and for that or other reasons that are not currently identifiable, decide not to pursue any legal remedies that might be available to us. We would make the determination whether to pursue any legal actions against a client on a case-by-case basis.

All of our written employment agreements with our senior managing directors include non-competition and non-solicitation arrangements. These non-competition agreements have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret non-competition clauses narrowly. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of former Ringtail employees residing in Australia, the non-competition provisions have been drafted to comply with Australian law. In the event an employee departs, we will consider any legal remedies we may have against such professional on a case-by-case basis. However, we may decide that preserving cooperation and a professional relationship, or other concerns, outweigh the benefits of any possible legal recovery. Therefore, we may determine not to pursue legal action, even if available.

In the first quarter of 2004, we experienced the unanticipated departures of about 60 professionals in our former FTI/Policano & Manzo restructuring practice. We have strived to build relationships and reassure our professionals and clients of our interest in them and our ability to provide services comparable to those provided by the departing professionals. Those departures had a negative impact on our financial results for 2004. In the fourth quarter of 2004, we entered into a monetary settlement of arbitration proceedings brought against those former employees and the company they formed to compete with us.

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

For example, demand for our corporate finance/restructuring professionals declined in early 2004 primarily as a result of general economic conditions, including the strengthening of the economy, the availability of credit, low interest rates, fewer mergers and acquisitions and fewer large bankruptcy proceedings. Our operating profit margins declined in 2004 due to the slow down in our corporate finance/restructuring business and due to lower utilization rates in that practice and our recently acquired businesses relative to our historical experiences. We also experienced lower utilization in our forensic/litigation/technology practice during late 2003 and the early part of 2004 resulting from the absorption of the professionals who joined us in connection with our acquisition of the dispute advisory services of KPMG LLP. Many of the billable professionals that resigned during the first quarter of 2004 were among our highest utilized and billing professionals, which also contributed to our lower utilization rates and operating profit margins in 2004. During the year ended December 31, 2005, our overall utilization rate improved as compared to 2004 primarily due to larger client assignments and more robust market conditions in 2005.

We rely heavily on our senior management team and practice leaders for the success of our business.

We rely heavily on our senior management team and practice leaders to manage our practices. Given the highly specialized nature of our services and the scale of our operations, these people must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage a large organization. If one or more members of our senior management team or our practice leaders leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, and this could harm our business prospects, client relationships, employee morale and results of operations.

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

Any claim by a client or a third party against us could expose us to professional or other liabilities in excess of our insurance limits. We maintain a limited amount of liability insurance. The damages and/or expenses resulting from any successful claims against us, for indemnity or otherwise, in excess of our insurance limits would have to be borne directly by us and could seriously harm our profitability, financial resources and reputation.

Our clients may terminate our engagements with little or no notice, which may cause us to experience unexpected declines in our profitability and utilization.

Much of our business involves large client engagements that we staff with a substantial number of professionals. The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time. If our clients unexpectedly cancel engagements with us or curtail the scope of our engagements, we may be unable to replace the lost revenues from those engagements, quickly eliminate costs associated with those engagements, or quickly find other engagements to utilize our professionals. Any decrease in revenues without a corresponding reduction in our costs will likely harm our profitability.

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

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire as well as non-competition agreements from senior managers and professionals. In some cases we enter into non-competition or non-solicitation arrangements generally with sellers. We cannot assure you that any one or more of the parties from whom we acquire assets or a business who do not join us, or persons who join us if upon expiration or breach of their agreements not to compete or solicit will not compete with us in the future. Also, the duration of those agreements are limited ranging from three to eight years after the acquisition date. Certain activities may be carved out of or otherwise may not be prohibited by those arrangements. Also, in some cases we may agree to restraints on our ability to compete with the sellers of those businesses with respect to certain practice areas or locations. Competition may harm our expected revenues growth and results of operations and cause the actual profitability of the business to differ materially from our expectations and the expectations of the investing public. A failure to meet these expectations could cause the price of our stock to decline. In connection with the acquisition in 2002 of certain assets and liabilities of the U.S. Business Recovery Services (“BRS”) division of PricewaterhouseCoopers LLP (“PwC”), we obtained a three-year agreement from PwC not to compete with us. On December 23, 2003, we filed an action in the Supreme Court of the State of New York against PwC seeking enforcement of the non-competition covenants, damages, and injunctive and other equitable relief. On November 3, 2004, we entered into a settlement and release in the action, which enforced the non-compete until August 31, 2005.

We may have difficulty integrating our acquisitions, or convincing clients to allow assignment of their contracts to us, with a consequent detrimental effect on our financial results.

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

A substantial amount of our growth has been due to acquisitions. During 2003, we completed three significant acquisitions: Lexecon, the former dispute advisory business of KPMG LLP and Ten Eyck, all of which occurred in the fourth quarter. On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a leading developer of litigation support and knowledge management technologies for law firms. On May 31, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cambio from certain of the individual owners of Cambio Partners, the direct parent of Cambio, and certain of its investors. Cambio is a leading provider of change management solutions for hospital and health systems. On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., which we refer to as Compass. Compass is one of the top competition economics consulting firms in the world, with office in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim.

All of these acquisitions at this time, except Compass, have been substantially integrated with FTI. Some of the integration challenges we face include differences in corporate cultures and management styles, additional or conflicting government regulation, disparate company polices and practices and client conflict issues. All of our acquisitions in 2003, our Ringtail and Cambio acquisitions in 2005 and a portion of our Compass acquisition in 2006 were structured as asset transactions. Asset transactions generally necessitate receipt of third party consents to assign client engagements. All clients might not affirmatively consent to an assignment. In addition, in some cases there are no written client contracts memorializing an engagement. Such engagements will only continue at the pleasure of those clients. In certain cases, such as government contracts and bankruptcy engagements, the consents of clients cannot be solicited until after the acquisition has closed. Further, such contracts may be subject to security clearance requirements or bidding provisions with which we might not be able to comply. There is no assurance that local, state and federal governments will agree to novate their contracts to us. In addition, in an engagement that involves a bankruptcy case, we must make a filing with the applicable U.S. Trustee, at which time such U.S. Trustee may find that we are no longer disinterested. In connection with such bankruptcy cases, we may be required to resign and to refund fees collected in connection with those engagements. We could be responsible for returning fees even if they were not paid to us, but rather to the company from whom we acquired the business. In some cases, we may not have legal recourse to demand that the seller of the business reimburse us.

Our corporate finance/restructuring practice has an increased risk of fee non-payment.

Many of our clients have engaged us because they are experiencing financial distress. We recognize that these clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant amount of our corporate finance/restructuring business. In the cases that we have received retainers, we cannot assure you that the retainers will adequately cover our fees for the services we perform on behalf of these clients. We are not always able to obtain retainers from clients in bankruptcy as the bankruptcy court must approve our retainers for those clients. Even if a bankruptcy court approves our retainer or engagement, a bankruptcy court has the discretion to require us to return all, or a portion of, our fees. Therefore, we face the risk of non-payment, which can result in write-offs. For the three years ended December 31, 2005, we wrote off a total of $18.8 million, of uncollectible fees in all practices. Our total write-offs exclude unbilled fee adjustments and amounts attributable to our applied sciences practice, which we sold in 2003. More write-offs than we expect in any period would have a negative impact on our results of operations.

If the size, complexity and number of debt defaults, bankruptcy or restructuring actions or other factors affecting demand for our corporate finance/restructuring services declines, or if economic conditions beyond our control result in a reduced demand for our forensic, economic, technology and other services, our revenues and profitability could suffer.

Our corporate finance/restructuring practice provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. A number of factors outside of our control affect demand for our services. These include:

•	the availability and level of lending activity, interest rates and over-leveraging of companies;

•	over-expansion by various businesses;

•	merger and acquisition activity;

•	management problems;

•	governmental regulations; and

•	other general economic factors resulting in the decline in the economy in the U.S.

Notwithstanding increases in debt, we have also seen a decline of the mega-bankruptcy cases, resulting in a greater portion of our business being comprised of engagements relating to bankruptcy and restructuring matters involving mid-size companies, primarily as a result of general economic conditions, including the strengthening of the economy, the availability of credit and low interest rates. In our experience, mid-size bankruptcy and restructuring engagements are more susceptible to cyclical factors such as holidays and vacations. The shift to mid-size engagements could result in lower utilization during the third and fourth quarters of any year due to these factors. Declines in demand for our restructuring, turnaround and bankruptcy services as well as smaller engagements could result in lower revenues and decrease our overall profitability.

Our other practice groups, including forensic, litigation and economic consulting, also are driven by crisis situations that affect companies but which are outside of our control. We are not able to predict the effect future events or changes to the U.S. or global business environment could have on our operations. Changes to any of the factors described above as well as other events, including by way of example, tort reform, changes to laws and regulations, including recent changes to the bankruptcy code, decline in government enforcement, and alternative dispute resolution practices, or a decline in litigation, and declines in monetary damages or remedies that are sought, may have an adverse effect on one or more of our businesses.

If we fail to find suitable acquisition candidates, or if we are unable to take advantage of opportunistic acquisition situations, our ability to expand may be curtailed.

The number of suitable acquisition candidates may decline if the competition for acquisition candidates increases. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, borrowing capacity under our senior secured credit facility or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. We cannot assure you, however, that we will be able to obtain financing when we need it or on terms acceptable to us. In any case, we may be unable to grow our business or expand our service offerings as quickly as we have in the past, and our profitability may decline.

We may not manage our growth effectively, and our profitability may suffer.

We have experienced rapid growth in recent years. This rapid expansion of our business may strain our management team, human resources and information systems. We cannot assure you that we can successfully manage the integration of any businesses we may acquire or that they will result in the financial, operational and other benefits that we anticipate. To manage our growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. Such expansion may result in significant expenditures. If we fail to add qualified managers or manage our growth effectively, our business, results of operations and financial condition may be harmed.

Our revenues, operating income and cash flows are likely to fluctuate.

We have experienced fluctuating revenues, operating income and cash flows and expect that this will occur from time to time in the future. We may experience fluctuations in our annual or quarterly revenues and operating income because of the timing of our client assignments, the types of assignments we are working on at different times, hiring trends and decreased productivity because of vacations taken by our professionals. This means our profitability will likely decline if we experience an unexpected variation in the number or timing of client assignments or during the third quarter when substantial numbers of professionals take vacations, which reduces their utilization rates. We may also experience future fluctuations in our cash flows because of increased compensation, including changes to our incentive compensation structure and the timing of those payments, which we generally pay during the first quarter of each year. Also, the timing of any future acquisitions and the cost of integrating them may cause fluctuations in our operating results.

A significant portion of Lexecon’s revenues results from relationships with clients and industry professionals maintained by Daniel Fischel, Dennis Carlton and Joseph P. Kalt. The loss of one or more of them could decrease our revenues and the profitability of Lexecon.

The success of our acquisition of Lexecon will depend upon our retention of Daniel Fischel, Dennis Carlton and Joseph P. Kalt. They have reputations in the field of economics for highly specialized expertise as well as important relationships with existing clients and industry professionals. Their reputations and relationships are critical to retaining and gaining new client engagements, particularly large, complex matters. We have written five-year employment agreements with Messrs. Fischel, Carlton and Kalt. The loss of Messrs. Fischel, Carlton or Kalt could harm the success of our acquisition of the Lexecon practice.

We may have a different system of governance and management from the companies from whom we make our acquisitions, which could cause senior professionals who join us from acquired companies to leave us.

Our governance and management practices and policies do not mirror the policies and practices of acquired companies or their parents. In some cases, different management practices and policies may lead to workplace dissatisfaction on the part of acquired professionals with our way of conducting business. The loss of one or more key professionals may harm our business and results of operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the senior notes.

In August 2005, we completed the offering of $200.0 million of our 7 5/8% senior notes due 2013, and $150.0 million of 3 3/4% convertible senior subordinated notes due July 15, 2012. Our senior secured bank credit facility provides for a $100.0 million revolving line of credit, of which $91.4 million is available for borrowing as of December 31, 2005.

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund acquisitions, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	limit our ability to make future acquisitions.

In addition, our senior secured credit facility and the indenture governing the senior notes contain restrictive (and, in the case of the senior secured credit facility, financial) covenants that limit our ability to engage in activities that may be in our best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our senior notes and our convertible notes do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund capital expenditures and acquisitions will depend on our ability to generate cash. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our senior secured credit facility or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility, our senior notes or our convertible notes, on commercially reasonable terms or at all.

We may be required to pay substantial amounts in cash to holders of the convertible notes at the time of conversion prior to maturity. As a result of making cash payments on the convertible notes, we may not have sufficient cash to pay the principal of, or interest on, our other obligations, including the senior notes.

The senior notes are senior in right of payment to the convertible notes. However, the convertible notes will mature on July 15, 2012, one year before the maturity of the senior notes. Therefore, we will be obligated to repay the holders of the convertible notes $150.0 million before we are required to repay principal of the senior notes at maturity. In addition, we may be required to pay substantial amounts in cash to holders of the convertible notes prior to their stated maturity at the time of conversion or upon a fundamental change. Upon conversion of the convertible notes, we will be required to pay to the holder of a convertible note a cash payment equal to the lesser of the principal amount of the notes being converted or the conversion value of those notes. As a result, we may be required to pay significant amounts in cash to holders of the convertible notes upon conversion. We may not have sufficient cash funds to pay the conversion consideration at the time of conversion. The indenture governing the senior notes generally allows for these payments, and our senior secured credit facility permits these payments in some, but not all, circumstances. However, payments of the convertible notes upon conversion could be construed to be a prepayment of principal on subordinated debt, and our existing and future senior debt may prohibit us from making those payments, or may restrict our ability to do so by requiring that we satisfy certain covenants relating to the making of restricted payments. If we are unable to pay the conversion consideration, we could seek consent from our senior creditors to make the payment. If we are unable to obtain their consent, we could attempt to refinance the debt. If we were unable to obtain consent or refinance the debt, we would be prohibited from paying the cash portion of the conversion consideration, in which case we would have an event of default under the indenture governing the convertible notes. An event of default under the convertible note indenture most likely would constitute an event of default under the indenture governing the senior notes and under our senior secured credit facility.

The indenture governing the convertible notes provides that the convertible notes are convertible only upon the occurrence of certain events. However, we generally will be unable to control timing of any conversion of the convertible notes. As a result of making cash payments on the convertible notes, we may not have sufficient cash to pay the principal of, or interest on, the senior notes. For example, if a significant amount of convertible notes were converted shortly before a regular interest payment date for the senior notes, we may not have sufficient cash to make the interest payment on the senior notes. We may attempt to borrow under our senior secured credit facility to fund interest payments on the senior notes, but there can be no assurance that we will have sufficient availability under that or any successor facility or that our credit facility lenders will allow us to draw on that facility for the purpose of making payments on the senior notes.

Our indebtedness is guaranteed by substantially all of our subsidiaries and will be required to be guaranteed by future subsidiaries including those organized or that join us in connection with an acquisition. Assets of the guarantors may not be available to satisfy our obligations under the notes and senior secured bank facility.

Substantially all of our subsidiaries guarantee our senior notes and our convertible notes and our senior secured bank facility and their assets secure such indebtedness. Future subsidiaries, including those organized or acquired by us in connection with acquisitions, will be required to guarantee the notes and our senior secured bank debt and to pledge their assets as collateral for those obligations.

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee can be voided, or claims in respect of a guarantee can be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and

•	was insolvent or rendered insolvent by reason of such incurrence; or

•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee can be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets; or

•	if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

On the basis of historical financial information, recent operating history and other factors, we believe that each guarantor, after giving effect to its guarantee of our senior notes and our convertible notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture.

Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding senior notes at 101% of the principal amount thereof plus accrued and unpaid interest and special interest, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of senior notes or that restrictions in our senior secured credit facility will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations, that would increase the level of our indebtedness, would not constitute a “change of control” under the indenture governing our senior notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Under various leases expiring through August 2009, we lease about 33,300 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We lease about 10,600 square feet of office space for our executive offices located in Baltimore, Maryland under a lease expiring January 2016. We also lease offices to support our operations in 23 other cities across the U.S., including such cities as New York, Chicago, Houston, Dallas, Los Angeles and Washington, D.C., and internationally in London, England, and Melbourne, Australia.

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

In June 2005, we filed suit against PriceWaterhouseCoopers LLP, PwC, in the Supreme Court of the State of New York, seeking (1) damages, costs and attorneys fees based on PwC’s withholding of approximately $0.5 million paid to it in December 2004 in respect of an account receivable that we believe was transferred to us when we acquired PwC’s Business Recovery Services business in August 2002, and (2) indemnification and repayment to us of $362,500 and attorneys’ fees paid by us in litigation filed against us and PwC. We allege that PwC knew of the threatened litigation at the time of the acquisition but did not fully and accurately disclose the litigation to us. PwC filed a counterclaim against us for indemnification as to its settlement payment of $362,500 as well as costs, and attorneys’ fees. In the counterclaim, PwC alleges that the liability was assumed by us in the acquisition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for consideration during the quarter ended December 31, 2005.

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

	2005		2004
	High	Low	High	Low
Quarter Ended
March 31	$21.95	$17.20	$24.14	$13.55
June 30	22.66	19.02	17.49	14.56
September 30	26.37	20.66	19.65	15.37
December 31	30.54	23.79	21.30	17.51

Number of Stockholders of Record. As of February 28, 2006, the number of record holders of our common stock was 192.

Dividends. We have not declared or paid any cash dividends on our common stock to date and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future because we intend to retain our earnings, if any, to finance the expansion of our business, make acquisitions and for general corporate purposes. Our senior secured credit facility and the indenture governing our senior notes restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2005. None of the plans have outstanding warrants or rights other than options, except for shares of restricted stock described in footnote (2) following the table. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in the table below excludes:

•	shares of common stock issued as direct restricted and unrestricted stock awards under our 1997 Stock Option Plan, as amended;

•	shares of common stock issued as direct restricted and unrestricted stock awards under our 2004 Long-Term Incentive Plan (As Amended and Restated April 27, 2005), and

•	shares of common stock sold under our Employee Stock Purchase Plan, as amended.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands)			(in thousands)
Equity compensation plans approved by our security holders	4,604	(1)	$20.56	1,541	(2)
Equity compensation plans not approved by our security holders	—		—	—

Total	4,604	(1)	$20.56	1,541	(2)

(1)	Includes 3,559,417 shares of common stock issuable upon vesting of outstanding stock options granted under our 1997 Stock Option Plan and 1,044,496 shares of common stock issuable upon vesting of outstanding stock options granted under our 2004 Long-Term Incentive Plan (As Amended and Restated April 27, 2005).
(2)	Includes (a) 32,205 shares of common stock available for issuance under our 1997 Stock Option Plan as stock options or direct stock awards; (b) 1,508,632 shares of common stock available for issuance under our 2004 Long-Term Incentive Plan, as amended, including 173,128 shares of common stock available for direct stock awards; and (c) 522,738 shares of common stock available for issuance under our Employee Stock Purchase Plan.

Issuances of Unregistered Securities

On February 28, 2005, we completed our acquisition of substantially all of the assets and certain liabilities of the Ringtail group. Pursuant to an asset purchase agreement dated February 16, 2005, we issued 784,109 shares of our common stock as consideration, representing a portion of the purchase price to acquire the Ringtail group. The 784,109 shares of our common stock had an aggregate market value of $15.0 million based on the $19.13 per share closing price of a share of our common stock on the New York Stock Exchange, or NYSE, on February 15, 2005 (the trading day immediately prior to the date of the asset purchase agreement.) We issued these shares of common stock without registration under the Securities Act of 1933, as amended, the Securities Act, in a transaction not involving a public offering pursuant to Section 4(2) of the Securities Act.

On May 31, 2005, we completed our acquisition of substantially all of the assets and certain liabilities of Cambio Health Solutions, LLC, along with the acquisition of certain assets relating to Cambio’s business from certain of the individual owners of Cambio Partners, the direct parent of Cambio. Pursuant to an asset purchase agreement dated as of May 23, 2005, we issued 578,994 shares of our common stock in payment of the equity portion of the purchase price. The 578,994 shares of our common stock had an aggregate market value of $12.9 million based on a per share price of $22.28 (the average of the daily closing prices per share of our common stock on the NYSE for the five consecutive trading days prior to the last business day that is two days prior to May 31, 2005). We issued these shares of common stock without registration under the Securities Act, in a transaction not involving a public offering in reliance upon the exemption from registration and prospectus delivery requirements pursuant to Section 4(2) of the Securities Act. As a result of post-closing purchase price adjustments, 23,334 shares of our common stock issued in connection with this acquisition were returned to us in December 2005.

Effective July 31, 2005, we issued an aggregate of 51,997 additional shares of our common stock in payment of the $1.25 million equity portion of the purchase price for the acquisition of certain assets of Hill and Co., pursuant to an asset purchase agreement dated as of July 25, 2005. These shares were issued based on a per share price of $24.04, the closing price per share of our common stock on the NYSE for July 31, 2005. The 51,997 shares of common stock were issued without registration in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act.

On August 2, 2005, we consummated the sale and issuance of (A) $200.0 million in aggregate principal amount of 7 5/8% senior notes due 2013, or the senior notes, and (B) $150.0 million in aggregate principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012, or the convertible notes, pursuant to (i) purchase agreements with the initial purchasers named therein, and (ii) indentures dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee. The senior notes will mature on June 15, 2013 and rank pari passu in right of payment with all of our existing and future senior indebtedness, if any, and senior in right of payment to all of our existing and future subordinated indebtedness. We will have the option to redeem all or a portion of the senior notes at any time on or after June 15, 2009 at specified redemption prices. At any time before June 15, 2008, we may also redeem up to 35% of the aggregate principal amount of the senior notes at a redemption price of 107.625% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings. The convertible notes will be convertible, only under certain conditions, at the option of the holder. Upon conversion, the principal of the convertible notes will be paid in cash, and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.9980 shares of our common stock per $1,000 principal amount of convertible notes, which represents an initial conversion price of $31.25 per share. This represents a premium of 30.0% to the last reported sale price of our common stock on July 28, 2005, of $24.04. The convertible notes are non-callable. We used a portion of the net proceeds of the offerings to repay our existing $142.5 million term loan indebtedness and to repurchase $125.3 million of common shares through a combination of direct share repurchases and an accelerated stock buyback program. We plan to use the remainder of the net proceeds for stock repurchases and for general corporate purposes, which may include acquisitions. In connection with the offerings, we entered into registration rights agreements with the initial purchasers relating to the senior notes and the convertible notes. In the registration rights agreement relating to the senior notes, we agreed to file an exchange offer registration statement and to undertake an offer to exchange the senior notes for notes with substantially identical terms that are registered under the Securities Act. In the registration rights agreement relating to the convertible notes, we agreed to file and use commercially reasonable efforts to make and keep effective a shelf registration statement permitting registered resales of the convertible notes and the shares of our common stock issuable upon conversion of the convertible notes. On August 3, 2005, we filed our current report on Form 8-K with the Securities and Exchange Commission reporting the forgoing issuances of unregistered securities, which is incorporated by reference herein. The senior note and convertible note offerings were conducted, and the senior notes and convertible notes were sold to the initial purchasers, without registration, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On November 15, 2005, we filed our registration statement on Form S-4 to register the exchange offer for the senior notes under the Securities Act of 1933, as amended. That registration statement was declared effective by the SEC in January 2006 and the exchange offer expired at 5 p.m. New York time on February 14, 2006. All of the senior note issue was exchanged. In January 2006, our registration statement on Form S-3 registering the resales of the convertible notes and the shares of our common stock issuable upon conversion of the convertible notes was declared effective by the SEC.

Effective August 2, 2005, we issued an aggregate of 49,793 additional shares of the our common stock in payment of the approximately $1.2 million equity portion of the purchase price for the acquisition of certain assets of StoneTurn Group LLP, a Massachusetts limited liability company, pursuant to an asset purchase agreement dated as of August 2, 2005. These shares were issued based on a per share price of $24.10, the closing price per share of our common stock on the New York Stock Exchange as reported in the Wall Street Journal as of the close of business on the business day that was two business days prior to the closing date. The 49,793 shares of common stock were issued without registration under the Securities Act in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act.

On January 6, 2006, we completed our acquisition of all of the outstanding common stock of Competition Policy Associates, Inc., a District of Columbia corporation, and certain assets of the stockholders of the Compass relating to its business pursuant to a stock and asset purchase agreement dated as of November 19, 2005. We issued 932,599 shares of our common stock in payment of the equity portion of the purchase price payable at closing pursuant to the stock and asset purchase agreement. The 932,599 shares of common stock had an aggregate market value of approximately $25.7 million based on an average per share price of $27.61 (the average closing price of one share of our common stock as reported on the NYSE for the five trading days immediately before January 6, 2006). We issued these shares of common stock without registration under the Securities Act, in a transaction not involving a public offering in reliance upon the exemption from registration and prospectus delivery requirements pursuant to Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2005 (in thousands except per share amounts).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
October 1 through October 31, 2005	4	$25.38	—	$39,619
November 1 through November 30, 2005	—	—	—	$39,619
December 1 through December 31, 2005	500	$29.92	500	$24,657

Total	504		500

(1)	Includes 4,034 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock and 500,000 shares of common stock purchased through our publicly announced stock repurchase program.
(2)	In October 2003, our board of directors initially approved a $50.0 million stock repurchase program under which we are authorized to purchase shares of our common stock. During 2005, our board of directors increased the amount of authorized stock repurchases to a total of $187.5 million. On February 14, 2006, our board of directors increased the remaining balance available for stock repurchases from $17.8 million available at that time to $50.0 million. Unless reauthorized or extended by our board of directors, this program expires on December 31, 2006. These amounts represent gross purchase prices and include the transaction costs we may incur, such as commissions, on the related purchases.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below for the periods or dates indicated are derived from our consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 were audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the data below in conjunction with our consolidated financial statements, related notes and other financial information appearing in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Item 8. Financial Statements and Supplementary Data.”

Acquisitions

Our results of operations and financial position were impacted by our acquisition activities. We acquired the following businesses in transactions accounted for as purchase business combinations.

•	As of May 31, 2005, we acquired Cambio.

•	As of February 28, 2005, we acquired the Ringtail group.

•	As of November 28, 2003, we acquired Lexecon, Inc.

•	As of October 31, 2003, we acquired the dispute advisory services business of KPMG LLP.

•	As of October 15, 2003, we acquired Ten Eyck Associates.

•	As of August 30, 2002, we acquired the U.S. Business Recovery Services division of PricewaterhouseCoopers, LLP.

Revenues

In December 2005, we received a $22.5 million success fee in connection with the resolution of a legal case involving a bankrupt estate for which we served as fiduciary for several years. We used about $13 million of the proceeds to compensate professionals in the corporate finance/restructuring practice who participated in the assignment and to provide incentive compensation for other employees. This amount was recorded as accrued compensation in our consolidated balance sheet as of December 31, 2005.

Selling, General and Administrative Expense

Selling, general and administrative expense includes losses on subleased facilities of $4.7 million for the year ended December 31, 2004 and $0.9 million of for the year ended December 31, 2005.

Amortization

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under statement No. 142, we no longer amortize goodwill and intangible assets with indefinite useful lives, but we are required to test these assets for impairment at least annually.

Interest Expense, Net

For the year ended December 31, 2004, interest expense, net includes a $475,000 discount on a note receivable due from the purchaser of one of our former subsidiaries. We discounted this note by $475,000 in exchange for payment of the note ahead of its maturity in 2010.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other changes, Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and classified as an extraordinary item, net of the related tax effect. Statement No. 145 provides that gains and losses from extinguishments of debt should be classified as extraordinary items only if they are unusual or infrequent or they otherwise meet the criteria for classification as an extraordinary item, and observes that debt extinguishment transactions would seldom, if ever, result in extraordinary item classification of the resulting gains and losses. Accordingly, our losses on retirement of debt of $0.8 million for the year ended December 31, 2003 and $1.7 million for the year ended December 31, 2005 are included in interest expense.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
INCOME STATEMENT DATA

Revenues	$539,545	$427,005	$375,695	$224,113	$122,317
Direct cost of revenues	291,592	234,970	176,429	108,104	59,074
Selling, general and administrative expense	127,727	106,730	78,701	51,647	33,085
Special termination charges	—	—	3,060	—	—
Amortization of other intangible assets	6,534	6,836	3,680	1,033	4,235

Operating income	113,692	78,469	113,825	63,329	25,923
Interest and other expenses, net	(14,876)	(6,086)	(4,196)	(4,717)	(4,356)
Litigation settlement (losses) gains, net	(1,629)	1,672	—	—	—

Income from continuing operations, before income tax provision	97,187	74,055	109,629	58,612	21,567
Income tax provision	40,819	31,177	44,838	23,704	8,621

Income from continuing operations	56,368	42,878	64,791	34,908	12,946

Income from operations of discontinued operations, net of income tax provision (benefit)	—	—	1,649	3,145	3,523
Loss from sale of discontinued operations, net of income tax provision (benefit)	—	—	(6,971)	(891)	—

(Loss) income from discontinued operations	—	—	(5,322)	2,254	3,523

Net income	$56,368	$42,878	$59,469	$37,162	$16,469

Earnings per common share — basic
Income from continuing operations	$1.38	$1.02	$1.58	$1.09	$0.48

Net income	$1.38	$1.02	$1.45	$1.16	$0.61

Earnings per common share — diluted
Income from continuing operations	$1.35	$1.01	$1.54	$1.02	$0.44

Net income	$1.35	$1.01	$1.41	$1.09	$0.56

Weighted average number of common shares outstanding
Basic	40,947	42,099	40,925	32,031	26,762

Diluted	41,787	42,512	42,046	34,197	29,447

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$153,383	$25,704	$5,765	$9,906	$12,856
Working capital	193,208	60,241	14,933	13,778	28,766
Total assets	959,461	703,827	660,565	430,531	159,098
Long-term debt, including fair value hedge adjustment of $1,569 — 2005	348,431	105,000	121,250	97,833	28,166
Stockholders’ equity	454,269	496,154	455,156	267,975	105,136

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2005 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “—Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements. See “—Forward-Looking Statements” included in this Item 7.

Overview

General. We are a leading provider of problem-solving consulting and technology services to major corporations, financial institutions and law firms. Through our forensic/litigation/technology practice, we provide an extensive range of services to assist clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and other trial support services. Specifically, we help clients assess complex financial transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of financial recoveries and settlements. Through the use of proprietary information technology, we have demonstrated our ability to help control litigation costs, expedite the trial process and provide our clients with the ability to readily organize and access case-related data. Our repository services offer clients a secure extranet and web-hosting service for critical information. Our graphics services at trial and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court.

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

Our statistical and economic experts help companies evaluate issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. We have deep industry experience in such areas as commercial and investment banking, telecommunications, energy, transportation, healthcare and pharmaceuticals. Our professionals have experience providing testimony in the following areas: fraud, damages, lost profits, valuation, accountant’s liability and malpractice, contract disputes, patent infringement, price fixing, purchase price disputes, solvency and insolvency, fraudulent conveyance, preferences, disclosure statements, trademark and copyright infringement and the financial impact of government regulations.

Recent Events Affecting Our Operations. During the first quarter of 2004, we announced the unanticipated departure of a number of senior professionals in our corporate finance/restructuring practice. Some or all of those professionals have formed a company to compete with us. In addition, some of our clients with engagements on-going at that time transferred these engagements to those former employees and their company. These clients requested refunds of their retainer balances, which negatively impacted our cash flows during the early part of 2004.

In July 2004, we entered into a new lease agreement for office space in New York City. The lease expires in November 2021. In accordance with the lease terms, we received a cash inducement of $8.1 million in 2004 and an additional $3.3 million in 2005. We have classified the inducements as deferred rent within other liabilities in our consolidated balance sheet. We are amortizing the cash inducements over the life of the lease as a reduction to the cash rent expense. During the fourth quarter of 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into the new space. As a result of this decision, we vacated our leased office facilities prior to the lease termination dates. During the fourth quarter of 2004, we recorded a loss of $4.7 million related to the abandoned facilities. In August 2005, we entered into a 30-month sublease related to some space in our new office facility in New York City resulting in an additional loss of $0.9 million.

On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. The assets we acquired include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. The total acquisition cost was $34.6 million, consisting of net cash of $19.2 million, transaction costs of $0.4 million and 784,109 restricted shares of our common stock valued at $15.0 million. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving line of credit. We may be required to pay the sellers additional annual consideration based upon post-acquisition revenues for each of the years from 2005 through 2007. The earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. Based on 2005 financial results, the first $2.5 million was earned and accrued at December 31, 2005. We granted the sellers contractual protection against a decline in the value of the purchase price and any earnout payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency. On February 28, 2006, we were not obligated to make any price protection payments related to the initial shares of common stock issued in connection with this transaction. Ringtail operates as part of our forensic/litigation/technology practice.

On April 19, 2005, we amended our senior secured credit facility to provide for $50.0 million in additional secured term loan financing. The entire additional $50.0 million term loan was fully drawn on April 19, 2005. A portion of the proceeds was used to pay amounts outstanding under our revolving line of credit with the remainder available for acquisitions or general corporate purposes.

On May 31, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cambio Health Solutions, based in Nashville, Tennessee. Cambio is a leading provider of change management solutions for hospital and health systems. It provides strategic, operational and turnaround management consulting services to improve the operational efficiency and financial performance of its clients. Cambio’s clients include academic medical centers, integrated delivery systems, stand-alone community hospitals, investor-owned hospitals and special medical facilities. The total acquisition cost was $42.8 million, consisting of net cash of $29.7 million, transaction costs of $0.9 million and 555,660 restricted shares of our common stock valued at about $12.2 million. Cambio operates as part of our corporate finance/restructuring practice. We granted the sellers of Cambio contractual protection against a decline in the value of the common stock we issued as consideration for the acquisition. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make an additional cash payment to the sellers equal to the deficiency. Any contingent consideration payable in the future will be applied to goodwill.

On August 2, 2005, we completed the issuance and sale of $200.0 million in principal amount of 7 5/8% senior notes due 2013 and $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. See note 7 to the consolidated financial statements for a more detailed description of the notes. We generated net proceeds of $338 million after deducting fees and expenses and the initial purchasers’ discounts. We used $142.5 million of the net proceeds to repay all outstanding term loan indebtedness under our senior secured credit facility and $125.4 million of the net proceeds to repurchase shares of our common stock through a combination of direct share repurchases, an accelerated stock buyback program and open market purchases. In connection with the offerings of senior notes and convertible notes, we amended our senior secured credit facility to facilitate the offerings, adjust our financial covenants and effect certain other changes. Our senior secured credit facility, as amended on August 2, 2005, provides for a $100.0 million revolving loan.

In December 2005, we received a $22.5 million success fee in connection with the resolution of a legal case involving a bankrupt estate for which we served as fiduciary for several years. We used about $13 million of the proceeds to compensate professionals in the corporate finance/restructuring practice who participated in the assignment and to provide incentive compensation for other employees. This amount was recorded as accrued compensation in our consolidated balance sheet as of December 31, 2005.

Transactions and Developments after December 31, 2005. On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., or Compass. The initial acquisition cost was about $73.9 million consisting of $48.2 million in cash and 932,599 restricted shares of common stock valued at $25.7 million. We financed the cash portion of the purchase price from cash on hand. The purchase agreement provides for (A) post-closing purchase price adjustments based on actual adjusted earnings before interest and taxes, or EBIT, as of December 31, 2005 and (B) post-closing cash adjustment payments based on actual working capital as of December 31, 2005. For each fiscal year ending between December 31, 2006 and December 31, 2013, the purchase agreement provides for:

•	additional consideration based on EBIT of the business unit;

•	the set aside of a percentage of EBIT of the business unit for each fiscal year to be used as incentive compensation to employees of and consultants to the business; and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $27.61.

Compass is a top competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim.

Financial and Operating Overview. We derive substantially all of our revenues from providing professional services to our clients in the United States. Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and also from our ability to attract new and recurring engagements.

Most of our services are rendered under time-and-expense arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. Under this arrangement we also bill our clients for reimbursable expenses which may include the cost of producing our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We also have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria.

During the year ended December 31, 2005, our revenues increased $112.5 million, or 26.4%, as compared to the year ended December 31, 2004. Revenues increased in each of our operating segments for the year ended December 31, 2005 as compared to 2004. This growth is primarily attributable to an increase in the number of billable professionals we employ, improvements in the general economic conditions under which we operate and the acquisitions of Ringtail and Cambio completed during 2005. In addition, during December 2005 we received a $22.5 million success fee which contributed to the increase.

During the year ended December 31, 2004, our revenues increased $51.3 million, or 13.7%, as compared to the year ended December 31, 2003. Revenues increased by 73.3% in our forensic/litigation/technology practice and by 397.5% in our economic consulting practice. This growth was almost entirely due to the acquisitions we completed during the fourth quarter of 2003 and to a lesser extent from internal growth. Although total revenues increased, the reduced volume of new business in the restructuring market and the unanticipated departure of a number of billable professional staff in our corporate finance/restructuring practice resulted in a 36.4% decrease in revenues from those services during 2004 as compared to 2003. See “—Results of Operations” for a more detailed discussion and analysis of our financial results.

Our financial results are primarily driven by:

•	the utilization rates of the billable professionals we employ;

•	the number of revenue-generating professionals we employ;

•	the rates per hour we charge our clients for service;

•	the number and size of engagements we secure; and

•	demand for our software products.

Utilization Rates of Billable Professionals. We calculate the utilization rate for our professional staff by dividing the number of hours that all of our professionals worked on client assignments during a period by the total available working hours for all of our professionals, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays.

	Year Ended December 31,
	2005	2004	2003
Forensic/Litigation/Technology	76%	74%	70%
Corporate Finance/Restructuring	82%	82%	91%
Economic Consulting	82%	78%	82%
Total Company	79%	77%	83%

Utilization of our professionals is affected by a number of factors, including:

•	the number, size and timing of client engagements;

•	the hiring of new professionals, which generally results in a temporary drop in our utilization rate during the transition period for new hires;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of professionals; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

During the year ended December 31, 2005, our overall utilization rate increased as compared to 2004 which is primarily attributable to the increased utilization of professionals in our forensic/litigation/technology and economic consulting practices. The increased utilization rate in our economic consulting practice is primarily attributable to larger client assignments in 2005 as compared to 2004 and to more robust market conditions.

The increased utilization rate in our forensic/litigation/technology practice for the year ended December 31, 2005 as compared to 2004 is primarily attributable to more robust market conditions in 2005 and also due to the dispute advisory services business of KPMG that we acquired in the fourth quarter of 2003. The overall utilization rate of these professionals was low during 2004 after completion of the acquisition. This had a negative impact on the overall utilization rate for this practice during 2004. Our utilization rate is highly impacted by seasonal factors such as the vacation of our staff as well as client personnel. As a result, utilization rates are lower during the summer months of the third quarter than we experience during the first half of the year.

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

During the year ended December 31, 2004, the utilization rate in our forensic/litigation/technology practice was higher than for the same period of 2003. This is primarily attributable to the dispute advisory services business of KPMG that we acquired in the fourth quarter of 2003. The overall utilization rate of these professionals was much lower than we anticipated for the first few months after completion of the acquisition. This had a negative impact on the overall utilization rate of this practice late in 2003 and early in 2004. However, utilization rates improved beginning late in the first quarter of 2004, resulting in a higher utilization rate in 2004 as compared to 2003.

The utilization rate for economic consulting practice in 2004 predominately reflects the results of the Lexecon business we acquired in the fourth quarter of 2003. Prior to the Lexecon acquisition, our economic consulting practice was relatively small and the utilization rates in 2003 primarily reflect the impact of several large engagements that were ongoing at that time.

Number of Revenue-Generating Professionals. Revenue-generating professionals include both billable employees that generate revenues based on hourly billing rates and other revenue-generating employees who support our customers or develop software products.

	December 31, 2005		December 31, 2004		December 31, 2003
	Headcount	% of Total	Headcount	% of Total	Headcount	% of Total
Forensic/Litigation/Technology	485	48.3%	357	47.9%	343	41.5%
Corporate Finance/Restructuring	336	33.4%	243	32.6%	305	36.9%
Economic Consulting	184	18.3%	145	19.5%	179	21.6%

Total Company	1,005	100.0%	745	100.0%	827	100.0%

The number of revenue-generating employees in the forensic/litigation/technology practice increased from December 31, 2004 to December 31, 2005 due to increased demand for services as well as the acquisition of Ringtail on February 28, 2005. This acquisition added 23 revenue-generating professionals to the forensic/

litigation/technology practice. These professionals primarily develop software products. The number of billable professionals in the corporate finance/restructuring practice increased during 2005. In addition, the acquisition of Cambio on May 31, 2005 added 56 revenue-generating professionals to the corporate finance/restructuring practice. During 2005, the number of billable professionals in the economic consulting practice increased in response to increased demand for economic consulting services resulting from improving market conditions.

The number of revenue-generating employees decreased from December 31, 2003 to December 31, 2004 largely due to the decrease in demand for our corporate finance/restructuring services. In addition, during the first quarter of 2004, about 60 professionals departed from our corporate finance/restructuring practice. During the first quarter of 2004, about 35 employees were reorganized from the economic consulting practice to the forensic/litigation/technology practice, resulting in a decrease in the headcount in the practice area.

Average Billable Rate per Hour. We calculate average billable rate per hour by dividing employee revenues for the period; excluding:

•	revenues generated from utilizing outside consultants,

•	revenues not associated with billable hours,

•	revenues resulting from reimbursable expenses, and

•	any large success fees not substantially attributable to billable hours generated by our professionals, such as the $22.5 million success fee we received in December 2005;

by the number of hours worked on client assignments during the same period.

	Year Ended December 31,
	2005	2004	2003
Forensic/Litigation/Technology	$275	$287	$270
Corporate Finance/Restructuring	396	407	393
Economic Consulting	368	366	270
Total Company	332	343	347

Average billable rates are affected by a number of factors, including:

•	the relative mix of our billable professionals (utilization and number of billable professionals at varying levels of billing rates);

•	our standard billing rates, which we have increased across all practices;

•	our clients’ perception of our ability to add value through the services we provide;

•	the market demand for our services;

•	introduction of new services by our competitors;

•	the pricing policies of our competitors;

•	the mix of services that we provide;

•	the level of revenue realization adjustments made during the period, including adjustments for potential or court ordered fee and expense adjustments; and

•	general economic conditions.

Effective January 1, 2005, we modified our calculation of average billable rate per hour so that employee revenues include revenue realization adjustments and success fees earned in the normal course of business. Average billable rates per hour in the table above for 2003 and 2004 have been adjusted to conform to our current presentation.

Average billable rate per hour decreased in our forensic/litigation/technology practice for the year ended December 31, 2005 as compared to 2004 primarily due to an increase in the proportion of billable professionals at lower levels, resulting in lower billing rates relative to the prior year. Our corporate finance/restructuring practice implemented bill rate increases during the second quarter of 2004, during the third quarter of 2004 as a result of promotions and again during the first quarter of 2005. However, the average billable rate per hour decreased in this practice primarily due to the following:

•	changes in staff mix consisting of:

•	a 169.3% increase from 2004 to 2005 in the number of billable hours at the lowest billing rate levels as compared to a 15.6% increase in the number of billable hours at the highest levels; and

•	an increase in utilization of the professionals at the lowest billing rate levels from 2004 compared to 2005 while utilization of the highest billing professionals decreased during the same period; and

•	an increase in realization adjustments

Average billable rate per hour increased in our economic consulting practice primarily due to an increase in demand for these services and fee increases implemented in the first and third quarters of 2005 offset by higher utilization of professionals at lower billing rate levels.

Our average billable rate per hour increased across all practice areas for the year ended December 31, 2004 as compared to 2003. The improvement in average billable rates by practice area is the result of several factors, including:

•	bill rate increases implemented throughout our corporate finance/restructuring practice during the second quarter of 2004, and as a result of promotions during the third quarter of 2004;

•	a change in the mix of billable professionals in our corporate finance/restructuring practice, which resulted in an increasing percentage of our professional employees being billable at higher rates; and

•	an increase in the billable rates in our economic practice attributable to the Lexecon acquisition.

Although average billable rates increased across all of our practice areas during 2004 as compared to 2003, the total company average billable rate decreased. This decrease is due to a larger percentage of our business being generated in 2004 by the forensic/litigation/technology practice which has lower billable rates than our corporate finance/restructuring practice. In 2003, our corporate finance/restructuring practice accounted for 68.0% of our consolidated revenues, while in 2004, our corporate finance/restructuring practice accounted for 38.1% of our consolidated revenues. At the same time, the percentage of consolidated revenues generated by our forensic/litigation/technology practice increased from 27.4% during 2003 to 41.8% during 2004.

Segment Profits. We evaluate the performance of our operating segments based on operating income before depreciation, amortization and corporate selling, general and administrative expenses. Segment profit consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Unallocated corporate costs include costs related to other centrally managed administrative costs. These administrative costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development functions, as well as costs related to overall corporate management.

	Year Ended December 31,
	2005		2004		2003
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues
	(dollars in thousands)
Forensic/Litigation/Technology	$70,380	32.0%	$50,556	28.3%	N/A	N/A
Corporate Finance/ Restructuring	70,809	33.6%	50,714	31.2%	N/A	N/A
Economic Consulting	24,254	22.4%	19,333	22.5%	N/A	N/A
Corporate	(33,857)	N/A	(26,185)	N/A	$(18,720)	N/A

Total	$131,586	24.4%	$94,418	22.1%	$123,537	32.9%

N/A – Not available

The increase in segment profits for the year ended December 31, 2005 as compared to 2004 was driven by several factors, including the following:

•	a $19.8 million increase attributable to our forensic/litigation/technology practice. Included in this increase is $8.3 million attributable to the acquisition of Ringtail in February 2005. The remaining increase was due primarily to an increase in the number of billable professionals, coupled with an increase in utilization rates. This resulted in revenues growing at a faster pace than operating costs and thereby generating increased profitability.

•	a $20.1 million increase attributable to our corporate finance/restructuring practice. Improved segment profits in this practice are primarily attributable to the $22.5 million success fee received in the fourth quarter of 2005, which contributed about $13 million to segment profits after providing for incentive compensation. The acquisition of Cambio contributed $3.6 million to the increase. Segment profits also increased due to an increase in the number of billable professionals and billable hours.

•	a $4.9 million increase attributable to our economic consulting practice. This increase was due primarily to an increase in the number of billable professionals, and increased utilization of our professionals coupled with increasing average billable rates which results in increased profitability.

•	offset by a $7.7 million increase in corporate overhead expenses, which is discussed in more detail below under “—Results of Operations—Selling, General and Administrative Expense.”

In 2003, we did not operate our business practices as segments. Accordingly, we did not report results of operations by segment for that year. Total segment profits decreased during the year ended December 31, 2004 as compared to the comparable period of 2003. This decrease was driven by several factors, including:

•	the decrease in demand for our corporate finance/restructuring related services, which began late in the third quarter of 2003;

•	the unanticipated departure during the first quarter of 2004 of a number of billable professionals from our corporate finance/restructuring practice who operated at high utilization rates;

•	lower utilization rates generated by the businesses we acquired in late 2003 relative to our historical experience;

•	lower gross profit margins generated by our recently acquired businesses, particularly Lexecon, an economic consulting business that operates in a competitive environment that typically generates lower gross margins than those experienced by our forensic/litigation/technology and our corporate finance/restructuring practices;

•	the increased investment in practice-area expansion, including sign-on and direct compensation for several senior-level professionals;

•	a $4.7 million loss on abandoned facilities recorded in our corporate segment during 2004 related to the relocation and consolidation of our New York City and our Saddle Brook, New Jersey offices; and

•	an increase in corporate overhead expenses driven largely by increased staffing and consulting costs to support our growing organization, to address the requirements of the Sarbanes-Oxley Act of 2002 and to further strengthen our corporate governance activities.

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

Revenue Recognition. Our services are primarily rendered under arrangements that require the client to pay us on a time-and-expense basis. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed upon rates as work is performed. We recognize revenues from reimbursable expenses in the period in which the expense is incurred. The basis for our policy is the fact that we normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the engagement and at our agreed upon hourly rates. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We recognize revenues for these arrangements when all the performance-based criteria are met and collection of the fee is reasonably assured.

Revenues recognized but not yet billed to clients are recorded at net realizable value as unbilled receivables in the accompanying consolidated balance sheets. Billings in excess of services provided represent amounts billed to clients, such as retainers, in advance of work being performed.

Some clients pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings and refund any excess over the final amounts billed to clients, as appropriate, upon our completion of the work. If the client is in bankruptcy, fees for our professional services may be subject to court approval. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work. We make a determination whether to record all or a portion of such a holdback as revenues prior to collection on a case-by-case basis.

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions or refunds imposed by bankruptcy courts. Even if a bankruptcy court approves of our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for these risks by reviewing the status of all accounts and recording reserves based on our experiences in these cases and historical bad debt expense. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or a bankruptcy court requires us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing significant services.

The provision for doubtful accounts and unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments, estimates of refunds that may be imposed by bankruptcy courts and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which we classify within selling, general and administrative expense.

Goodwill and Other Intangible Assets. As of December 31, 2005, goodwill and other intangible assets represented 60.1% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we have completed since 2002. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements, and software. We make at least annual assessments of impairment of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

Income Taxes. Our income tax provision consists principally of federal and state income taxes. Our estimated combined federal and state income tax rate was 42% for the years ended December 31, 2005 and 2004. We generate income in a significant number of states located throughout the United States. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the liability method of accounting, which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have not recorded any significant valuation allowances on our deferred tax assets as we believe the recorded amounts are more likely than not to be realized. If the assumptions used in preparing our income tax provision were to differ from those used in the preparation of our income tax return, we may experience a change in our effective income tax rate for the year.

Significant New Accounting Pronouncements

As permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, we generally do not recognize compensation cost related to employee stock options or shares issued under our employee stock purchase plan. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123 and supersedes APB Opinion No. 25.

Statement No. 123(R) allows for two adoption methods:

•	The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements of Statement No. 123(R) for all share-based payments granted after the effective date of adoption and (b) the requirements of Statement No. 123 for all unvested awards granted to employees prior to the effective date of adoption; or

•	The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro forma provisions of Statement 123.

Statement No. 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption of Statement No. 123(R), pro forma disclosure will no longer be an alternative to financial statement recognition. We are required to and will adopt the provisions of Statement No. 123(R) in the first quarter of 2006. We intend to use the modified prospective method of adoption and continue to use the Black-Scholes option pricing model to value share-based payments, although we are continuing to review our alternatives for adoption under this new pronouncement. We plan to increase our use of share-based payments to compensate our employees during 2006 as compared to prior years. Therefore, the impact of adopting Statement No. 123(R) can not be predicted with certainty at this time because it will depend on levels of share-based payments granted in the future. Based solely on our unvested stock options at the implementation date, we expect the adoption to result in the recognition of additional compensation expense of about $5.4 million in 2006 which will dilute earnings per share by about $0.13. The actual impact will be greater than these amounts as they will include amounts related to additional equity awards granted during 2006. Due to the timing of our equity grants, the charge will not be spread evenly throughout the year. The adoption of the fair-value method prescribed by Statement No. 123(R) will have a significant impact on our results of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan beginning in 2006. The adoption of Statement No. 123(R) is not expected to have a material impact on our overall financial position. Had we adopted Statement No. 123(R) in prior periods, we believe the impact of that standard would have approximated the impact of Statement No. 123 as described in note 2 to our consolidated financial statements under “Stock-Based Compensation.”

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting principles. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods from such excess tax deductions as shown in our consolidated statements of cash flows were $3.5 million in 2005, $2.2 million in 2004 and $11.6 million in 2003.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. Statement No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be treated as a restatement. The adoption of the provisions of Statement No. 154 on January 1, 2006 will not have a material impact on our financial position or results of operations.

Results of Operations

Year ended December 31, 2005 Compared to Year ended December 31, 2004

Revenues.

	2005		2004		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Forensic/Litigation/Technology	$220,120	40.8%	$178,650	41.8%	23.2%
Corporate Finance/Restructuring	211,027	39.1%	162,495	38.1%	29.9%
Economic Consulting	108,398	20.1%	85,860	20.1%	26.2%

Total Company	$539,545	100.0%	$427,005	100.0%	26.4%

Revenues for the year ended December 31, 2005 increased $112.5 million, or 26.4%, as compared to the year ended December 31, 2004. The increase in revenues is attributable to the following.

Forensic/Litigation/Technology Practice. Revenues increased by $41.5 million during 2005 as compared to 2004. The acquisition of the Ringtail group on February 28, 2005 contributed to the increased revenues by $11.5 million for the year ended December 31, 2005 as compared to 2004. Our existing technology practice also contributed to the increased revenues in this practice by $16.3 million for the year ended December 31, 2005 as compared to 2004. The remaining increase is attributable to an increase in the number of billable professionals and higher utilization rates.

Corporate Finance/Restructuring Practice. Revenues increased by $48.5 million during the year ended December 31, 2005 as compared to 2004 due to the following:

•	a $22.5 million success fee received during the fourth quarter of 2005;

•	a $16.8 million increase attributable to the acquisition of Cambio that occurred on May 31, 2005;

•	a $15.0 million increase attributable to increases in the number of billable professionals as well as increases in hourly billing rates; and

•	a $0.7 million increase attributable to our merger and acquisitions group; offset by

•	a $6.5 million decrease related to the unanticipated departure of a number of billable professionals during the year ended December 31, 2004.

Economic Consulting Practice. Revenues increased by $22.5 million primarily due to increases in the number of billable professionals as well as increased utilization of our professionals relating to increased demand for economic consulting services resulting from more robust market conditions in 2005 as compared to 2004.

Direct Cost of Revenues.

	2005		2004		Percent Change
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues
	(dollars in thousands)
Forensic/Litigation/Technology	$112,503	51.1%	$95,473	53.4%	17.8%
Corporate Finance/Restructuring	109,617	51.9%	84,877	52.2%	29.1%
Economic Consulting	69,472	64.1%	54,620	63.6%	27.2%

Total Company	$291,592	54.0%	$234,970	55.0%	24.1%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including the amortization of signing bonuses given in the form of forgivable loans, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement; depreciation on equipment used to support our client engagements and other related expenses billable to clients. Direct cost of revenues decreased as a percentage of revenues for the year ended December 31, 2005 as compared to 2004 for the forensic/litigation/technology practice. This is primarily due to higher utilization rates as well as the acquisition of Ringtail on February 28, 2005, which generates a high gross margin due to the nature of its software business as compared with the historical results of this operating segment. Direct cost of revenues decreased as a percentage of revenues in our corporate finance/restructuring practice primarily due to the net effect of the $22.5 million success fee received in 2005. Excluding the impact of the success fee, direct cost of revenues for the corporate finance/restructuring practice increased as a percentage of revenues to 53% primarily due to an increase in compensation expense as we continue to invest in high quality people, particularly at the senior management level, to respond to increasing demand for our services. Direct cost of revenues as a percentage of revenues in our economic consulting practice remained relatively stable at about 64% for the year ended December 31, 2005 as compared to 2004.

Selling, General and Administrative Expense.

	2005		2004		Percent Change
	Selling, General & Administrative	% of Segment Revenues	Selling, General & Administrative	% of Segment Revenues
	(dollars in thousands)
Forensic/Litigation/Technology	$41,637	18.9%	$36,175	20.2%	15.1%
Corporate Finance/Restructuring	32,248	15.3%	28,512	17.5%	13.1%
Economic Consulting	15,858	14.6%	12,839	15.0%	23.5%
Corporate	37,984	—	29,204	—	30.1%

Total Company	$127,727	23.7%	$106,730	25.0%	19.7%

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and sales staff, rent, marketing, corporate overhead expenses, bad debt expense and depreciation and amortization of property and equipment. Segment selling, general and administrative costs include those expenses that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Unallocated corporate selling, general and administrative costs include expenses related to other centrally managed administrative and marketing functions. These costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development and advertising functions, as well as costs related to overall corporate management. Selling, general and administrative expenses decreased as a percentage of revenues across all operating segments for the year ended December 31, 2005 as compared to 2004 except for corporate overhead costs which increased as a percentage of total revenues from 6.8% during 2004 to 7.0% during 2005.

Selling, general and administrative expenses related to our operating segments increased by $12.2 million for the year ended December 31, 2005 as compared to 2004. The increased expenses resulted from the following.

•	Forensic/Litigation/Technology Practice. Selling, general and administrative expenses increased by $5.5 million for the year ended December 31, 2005 as compared to 2004. This increase is primarily due to a $3.5 million increase in rent and facility related costs; a $1.0 million increase in recruiting expenses; a $1.3 million increase in payroll related and other expenses; offset by a $0.3 million decrease in bad debt expense.

•

Corporate Finance/Restructuring Practice. Selling, general and administrative expenses increased by $3.7 million for the year ended December 31, 2005 as compared to 2004. This increase is primarily due to a $1.7 million increase in rent and facility related costs; a $0.9 million increase in recruiting expenses; a $0.5 million increase in outside service and legal expenses; and a $1.7 million increase in payroll related and other expenses; offset by a $1.1 million decrease in bad debt expense.

•	Economic Consulting Practice. Selling, general and administrative expenses increased by $3.0 million for the year ended December 31, 2005 as compared to 2004. This increase is primarily due to a $1.0 million increase in rent and facility related costs; a $0.4 million increase in recruiting expenses; a $1.7 million increase in payroll related and other expenses; offset by a $0.1 million decrease in bad debt expense.

Rent expense increased in our forensic/litigation/technology and corporate finance/restructuring practices primarily due to the relocation of our New York City offices into a larger facility during the fourth quarter of 2004.

Our corporate selling, general and administrative expenses increased by $8.8 million for the year ended December 31, 2005 as compared to 2004. The increased expenses resulted from the following.

•	a $6.5 million increase in salaries, bonuses and related employee expenses as a result of a $3.3 million increase in executive bonus expense and a 20.7% increase in the number of corporate employees necessary to support our growing organization and comply with increased regulatory requirements;

•	a $0.6 million increase in recruiting expense primarily to expand our executive management team to support a larger organization;

•	a $3.1 million increase related to office rent and facility related costs, including a $1.1 million increase in depreciation and amortization expense, to support a growing corporate services organization;

•	a $1.6 million increase in outside services, primarily due to increases in fees for audit, tax, legal and other consulting services;

•	a $0.8 million increase in advertising and other costs necessary to support a larger organization; offset by

•	a $3.8 million decrease in losses related to subleased facilities in our New York City facilities. See “Overview—Recent Events Affecting Our Operations.”

Amortization of Other Intangible Assets. The amortization expense related to other intangible assets decreased by $0.3 million, or 4.4%, for the year ended December 31, 2005 as compared to 2004 resulting from a $4.4 million increase attributable to the acquisitions completed during 2005, offset by a decrease of $4.7 million as substantially all of the contract backlog, intellectual property and non-competition agreements associated with the acquisitions completed in 2002 and 2003 became fully amortized during 2004 and 2005.

Interest Expense and Other. During 2004 and through the second quarter of 2005, interest expense primarily consisted of interest on our term loans and revolving line of credit. Since August 2, 2005, interest expense is primarily attributable to the debt offerings we completed on that date. Interest expense increased by $8.7 million for the year ended December 31, 2005 as compared to 2004, primarily due to the debt offerings we completed during 2005.

Early Extinguishment of Term Loans. On August 2, 2005, we used $142.5 million of the net proceeds from our senior notes and convertible notes offerings to repay all outstanding term loan borrowings under our senior secured credit facility prior to maturity. As a result of this early extinguishment of debt, we wrote off $1.7 million of unamortized debt financing fees.

Discount on Note Receivable. In December 2004, we agreed to discount a note receivable due from the purchasers of one of our former subsidiaries. We discounted this note by $475,000 in exchange for payment of the note ahead of its maturity in 2010. We received this prepayment in January 2005.

Litigation Settlement (Losses) Gains, net. Litigation settlement losses for the year ended December 31, 2005 consists primarily of $0.7 million we paid in May 2005 to settle potential litigation in connection with a company we sold in 2003 as well as $0.9 million for employment related and other smaller settlements.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.

	2004		2003		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Forensic/Litigation/Technology	$178,650	41.8%	$103,101	27.4%	73.3%
Corporate Finance/Restructuring	162,495	38.1%	255,336	68.0%	(36.4)%
Economic Consulting	85,860	20.1%	17,258	4.6%	397.5%

Total	$427,005	100.0%	$375,695	100.0%	13.7%

Revenues increased during the year ended December 31, 2004 as compared to the comparable period of 2003. This increase is primarily attributable to the acquisitions we completed during the fourth quarter of 2003 offset by the decrease in demand for our corporate finance/restructuring services, which began during the third quarter of 2003, as well as the unanticipated departure of professionals from this practice during the first quarter of 2004. The acquisitions of Ten Eyck and the dispute advisory services business from KPMG accounted for about $67.8 million of the $75.5 million increase in revenues from our forensic/litigation/technology group. The remainder of the increase in revenues from our forensic/litigation/technology group is primarily attributable to growth in our trial consulting business.

The acquisition of Lexecon accounted for substantially all of the increase in revenues related to our economic consulting practice.

Our corporate finance/restructuring practice accounted for 68.0% of our revenues during the year ended December 31, 2003 as compared to 38.1% during the year ended December 31, 2004. Late in the third quarter of 2003, we began to experience a decrease in demand for our corporate finance/restructuring related services, which negatively impacted our revenues from that segment. The departure of a number of our billable professionals in the corporate finance/restructuring practice during the first quarter of 2004 also contributed to the decrease in revenues from that segment. Because this practice generates the highest billable rate per hour, the decrease in revenues attributable to this segment has largely impacted our overall revenue growth. Revenues attributable to this practice stabilized beginning in the second quarter of 2004 after decreasing significantly from the fourth quarter of 2003 to the first quarter of 2004.

Direct Cost of Revenues.

	2004		2003		Percent Change
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues
	(dollars in thousands)
Forensic/Litigation/Technology	$95,473	53.4%	$57,256	55.5%	66.7%
Corporate Finance/Restructuring	84,877	52.2%	108,826	42.5%	(22.0)%
Economic Consulting	54,620	63.6%	10,347	60.0%	427.9%

Total	$234,970	55.0%	$176,429	47.0%	33.2%

Direct cost of revenues increased as a percentage of revenues in both our corporate finance/restructuring and economic consulting segments primarily due to lower utilization rates experienced by those practices during the year ended December 31, 2004 as compared to the same period in 2003. This resulted from revenues growing at a slower pace than direct costs. In addition:

•	The number of revenue-generating professionals in our corporate finance/restructuring practice decreased by 20.3%, from 305 to 243, resulting in a decrease in direct costs in that practice. The unanticipated departure of some of our professionals in this practice during the first quarter of 2004 accounts for the majority of the decrease. This contributed to the increase in direct costs as a percentage of revenues in that practice, primarily because these professionals generally operated at higher utilization rates and higher billable rates than our other professionals.

•	The acquisition of Lexecon, which operates at a lower gross margin than our other operating segments, contributed to the increase in our economic consulting practice.

•	During 2004, we paid $10.6 million in signing bonuses to attract and retain highly-skilled professionals. These signing bonuses were granted in the form of forgivable loans that we are amortizing over periods of one to five years. These signing bonuses increased direct costs during 2004 as compared to 2003 by $0.8 million in the forensic/litigation/technology, $1.4 million in the corporate finance/restructuring practice and $0.4 million in the economic practice.

Direct cost of revenues as a percentage of revenues for the forensic/litigation/technology practice decreased slightly during 2004 as compared to 2003. This is primarily due to an improvement in utilization rates which resulted in revenues growing at a faster pace than direct costs.

Selling, General and Administrative Expense.

	2004		2003		Percent Change
	Selling, General & Administrative	% of Segment Revenues	Selling, General & Administrative	% of Segment Revenues
	(dollars in thousands)
Forensic/Litigation/Technology	$36,175	20.2%	N/A	N/A	N/A
Corporate Finance/Restructuring	28,512	17.5%	N/A	N/A	N/A
Economic Consulting	12,839	15.0%	N/A	N/A	N/A
Corporate	29,204	N/A	$17,632	N/A	39.1%

Total	$106,730	25.0%	$78,701	20.9%	29.7%

N/A – Not available

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

The increase in corporate overhead expenses is primarily related to increased back-office staffing and related costs to support our growing organization. In addition, corporate staffing and consulting costs have increased to address the requirements of the Sarbanes-Oxley Act of 2002 and to further strengthen our corporate governance activities. In particular, beginning in late 2003 we began expanding our internal legal and audit departments and enhanced our regulatory reporting functions.

Bad debt expense increased as a percentage of revenues from 1.4% for the year ended December 31, 2003 to 1.7% for the year ended December 31, 2004. This increase accounted for $2.0 million of the increase in our total selling, general and administrative expenses. The majority of this increase, or $1.6 million, is attributable to our acquired operations. The remaining increase is primarily attributable to our corporate finance/restructuring practice. The days sales outstanding related to our corporate finance/restructuring practice more than doubled, from just under 30 days to just under 60 days. As a result of the unanticipated departure of professionals during the first quarter of 2004, we returned a large volume of retainers to clients we lost. This resulted in an increase in days sales outstanding, as the remaining part of this practice does not generally obtain large retainers in advance of performing work.

Depreciation and amortization of property and equipment classified within total selling, general and administrative expense increased by $3.1 million or 51.1% from the year ended December 31, 2003 as compared to the same period in 2004. This increase is a result of the increase in the furniture and equipment and office build-out necessary to support a larger organization which grew as a result of the acquisitions we completed during the fourth quarter of 2003.

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

Interest Expense. Interest expense consists primarily of interest on debt we incurred to purchase businesses over the past several years, including the amortization of deferred bank financing fees. Interest expense increased by $1.8 million, or 38.5% for the year ended December 31, 2004 as compared to the same period in 2003. This increase is primarily attributable to higher average borrowings outstanding during 2004 as compared to 2003. Average borrowings increased in the fourth quarter of 2003 and remained at this higher level throughout 2004 as a result of the three business combinations completed in late 2003.

Early Extinguishment of Term Loans. During the year ended December 31, 2003, we wrote-off about $768,000 of deferred bank financing fees as a result of the early extinguishment of long-term debt.

Discount on Note Receivable. In December 2004, we agreed to discount a note receivable due from the owners of one of our former subsidiaries. We discounted this note by $475,000 in exchange for payment of the note ahead of its maturity in 2010.

Litigation Settlement (Losses) Gains, Net. During the fourth quarter of 2004, we reached settlement on various lawsuits. As a result, we recorded a gain of $1.7 million, net of legal costs.

Income Taxes. Our effective tax rate for continuing operations was 42.1% during 2004 and 40.9% during 2003. Our effective tax rate increased over from 2003 to 2004 as a result of an increasing portion of our taxable income being generated in state and local jurisdictions with higher tax rates. See note 10 of Notes to Consolidated Financial Statements appearing elsewhere in this annual report for a reconciliation of the federal statutory rate to our effective tax rates during each of these years, and a summary of the components of our deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash Flows.

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Net cash provided by operating activities	$99,379	$58,443	$100,177
Net cash used in investing activities	(64,858)	(13,693)	(231,741)
Net cash provided by (used in) financing activities	93,158	(24,811)	127,423

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

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

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During 2005, our accounts receivable, net of billings in excess of services provided have increased across all practice areas since December 31, 2004. This is primarily due to increasing revenues. Our days sales outstanding have improved since December 31, 2004 due to our increased focus on collection activities. At December 31, 2005, trade receivables classified within other long-term assets include $11.2 million of fees for services rendered where payment will not be received until completion of the client engagement.

Net cash used in investing activities during the year ended December 31, 2005 increased $51.2 million as compared to the same period in 2004. This is primarily due to:

•	the $27.4 million of net cash used to acquire Cambio, which represents the total cash paid for the acquisition of $30.6 million net of $3.2 million of cash received,

•	the $19.6 million we used to fund the Ringtail acquisition, an increase in capital expenditures of $5.9 million to support our growing organization, offset by

•	the $5.5 million we received as payment in full from a note receivable due from the purchasers of one of our former subsidiaries.

Capital expenditures increased from $11.9 million during 2004 to $17.8 million during 2005. Capital expenditures increased by a total of $5.9 million, including a $2.0 million increase due to purchases of computer equipment acquired to directly support client engagements and a $3.9 million increase in spending to relocate and expand our computer data center to support our growing organization and technology business, to modify and expand our office facilities and to acquire additional furniture and information technology equipment. We had no material outstanding purchase commitments as of December 31, 2005.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions or to refinance existing indebtedness. During the year ended December 31, 2004, our financing activities consisted principally of $16.3 million of principal payments on our term loans. During the year ended December 31, 2005, our financing activities consisted of $350.0 million of gross proceeds from our senior notes and convertible notes offerings and additional term loan borrowings of $50.0 million offset by $155.0 million used to fully repay our term loans and $13.1 million used to pay debt financing costs.

In October 2003, our board of directors authorized the purchase, from time to time, of up to $50.0 million of our common stock. During 2005, the authorized amount has been increased to a total of $187.5 million. Our share repurchase program is effective through December 31, 2006. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the year ended December 31, 2004, we purchased and retired 657,300 shares of our common stock at a total cost of about $10.8 million. During the year ended December 31, 2005, we purchased and retired 6.1 million shares of our common stock at a total cost of about $148.1 million, of which we financed $125.3 million from the net proceeds of our convertible notes offering. Since inception of the program, we have purchased and retired a total of 7.0 million shares of our common stock for a total of $162.9 million leaving $24.6 million authorized for future purchases. In February 2006, our board of directors increased the amount of cash we are authorized to spend on the share repurchase program from $17.8 million available at that time to $50.0 million.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

During the early part of 2004, our operating income declined as compared to the same period of 2003. As a result we used borrowings under our revolving line of credit to finance some of our cash needs for operating activities and capital expenditures during 2004. We also used borrowings under our revolving line of credit to finance our share repurchase program. As of December 31, 2004, we fully repaid all borrowings under our revolving line of credit. During 2004, our working capital requirements were higher than we had historically experienced primarily due to:

•	increased requirements during the first quarter of 2004 to fund the working capital needs of the dispute advisory services business of KPMG that we acquired in October 2003;

•	increased quarterly incentive compensation payments attributable to the Lexecon business that we acquired in November 2003, as Lexecon has more frequent incentive compensation payments than our existing businesses;

•	increased sign-on and retention compensation paid during 2004 to attract senior-level professionals and retain our strongest performers; and

•	refunds of retainer balances associated with the loss of client engagements resulting from the departure of corporate finance/restructuring professionals.

Our billed and unbilled accounts receivable, net of billings in excess of services provided has increased primarily due to the following:

•	A decrease in retainers we collect from our clients prior to the performance of our service. Historically, our corporate finance/restructuring practice has generated the largest amount of retainers from our clients prior to beginning any billable work. This practice area also generates the lowest days sales outstanding rate in our company. The professionals that left us during the first quarter of 2004 transferred some of our clients and engagements to their new company. As a result, we were required to refund a large amount of retainer balances. Accordingly, the average days sales outstanding in this practice area more than doubled, from just under 30 days to just under 60 days. The corporate finance/restructuring practice continues to have the shortest collection period in our company.

•	The acquisition of the dispute advisory services business of KPMG. We did not acquire any accounts receivable when we acquired the dispute advisory services business of KPMG during the fourth quarter of 2003. This business also did not begin to generate a substantial amount of revenues until late in the first quarter of 2004. Accordingly, the net accounts receivable attributable to the forensic/litigation/technology practice has increased substantially more than our other practice areas during 2004 as compared to December 31, 2003.

•

The acquisition of Lexecon. The average days sales outstanding for our economic practice is the highest in our company and is attributable to the acquisition of Lexecon which occurred late in the fourth quarter of 2003. Lexecon has been engaged to provide services for a client where payment of our fees is deferred until the conclusion of the matter. At December 31, 2004, billed and unbilled receivables for this business included $7.3 million of fees for services rendered where payment will not be received until completion of the matter. This specific account is the primary reason for days sales outstanding increasing in the economic consulting practice.

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

During 2003, we completed the public offering of 4.0 million shares of our common stock, generating net cash proceeds of $99.2 million. We used about half of the net proceeds from the stock offering to repay our long-term debt. We also used all of the net cash proceeds from the sale of our applied sciences practice to repay debt. During the fourth quarter of 2003, we borrowed $104.1 million under our senior secured credit facility to finance our acquisition of Lexecon. During the year ended December 31, 2004, our financing activities consisted principally of $16.3 million of principal payments on our term loans and $47.5 million of borrowings under our revolving line of credit that were repaid in full during the year.

During 2003, we purchased and retired 194,200 shares of our common stock at a total cost of about $4.0 million. During 2004, we purchased and retired 657,300 shares of our common stock at a total cost of about $10.8 million

Capital Resources. Our senior secured credit facility, as amended on April 19, 2005 and August 2, 2005, provides for a $100.0 million revolving line of credit. The maturity date of the revolving line of credit is November 28, 2008. We may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets.

Our senior secured credit facility and the indenture governing the senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At December 31, 2005, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indenture governing the senior notes.

As of December 31, 2005, our capital resources included $153.4 million of cash and cash equivalents and $100.0 million of borrowing capacity under our revolving line of credit. As of December 31, 2005, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of December 31, 2005, we had $8.6 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $91.4 million.

Future Capital Needs. We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our business;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	discretionary funding for our share repurchase program;

•	potential earnout obligations related to our recently completed acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our current service offerings.

We anticipate capital expenditures will be about $20.0 million to $24.0 million to support our organization during 2006 including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisition of Compass, but does not include the impact of any purchases that we may be required to make to support specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional business combinations.

Off-Balance Sheet Arrangements. On July 28, 2005, we entered into an accelerated share repurchase transaction for 2.3 million shares of our common stock as part of our publicly announced share repurchase program. To implement this transaction, we entered into a forward contract with an investment bank that is indexed to and potentially settled in our own common stock. The forward contract is a derivative instrument which is classified as equity and is therefore considered to be an off-balance sheet arrangement. In February 2006, we made a cash payment of $6.8 million to settle this contract. For additional information, see note 11 to our consolidated financial statements.

We have no other off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of December 31, 2005. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts. See “—Forward-Looking Statements.”

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or any revolving line of credit repayments prior to the November 28, 2008 maturity date.

The interest obligation on our long-term debt assumes that our senior notes and our convertible notes will bear interest at their stated rates.

We enter into derivative contracts, mainly to protect against adverse interest rate movements on the value of our long-term debt, under which we are required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of interest rate swap agreements with notional amounts totaling $60.0 million. Derivative contracts are carried at fair value on our consolidated balance sheet. Because the derivative contracts recorded on our consolidated balance sheet at December 31, 2005 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the following table. However, our total interest expense will be impacted by net cash flows under these derivative contracts. Further discussion of our derivative instruments is included in note 8 to our consolidated financial statements.

Future contractual obligations related to our operating leases are net of our contractual sublease receipts. The payment amounts for capital lease obligations include amounts due for interest.

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Senior notes	$200,000	$—	$—	$—	$—	$—	$200,000
Convertible notes (1)	150,000	—	—	—	—	—	150,000
Interest on the notes	153,484	20,609	20,875	20,875	20,875	20,875	49,375
Accelerated share repurchase program (2)	6,832	6,832	—	—	—	—	—
Operating leases	146,082	12,334	11,883	12,558	12,782	12,466	84,059
Capital leases	102	83	16	3	—	—	—

Total obligations	$656,500	$39,858	$32,774	$33,436	$33,657	$33,341	$483,434

(1)	The convertible notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash.
(2)	See note 11 of the Notes to Consolidated Financial Statements for further discussion of the accelerated share repurchase transaction that was cash settled in February 2006.

Future Outlook. We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $91.4 million of availability under our revolving line of credit, are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $153.4 million of cash and cash equivalents at December 31, 2005;

•	funds required for debt service payments, including interest payments on the notes;

•	funds required for capital expenditures during 2006 of about $20.0 million to $24.0 million;

•	the $6.8 million of cash required to settle our accelerated share repurchase program;

•	funds required to satisfy earnout obligations in relation to our acquisitions:

•	the $48.2 million of cash used to acquire Compass in January 2006;

•	funds required to compensate our senior managing directors by issuing unsecured forgivable employee loans, which could exceed $50.0 million in 2006 ;

•	the discretionary funding of our share repurchase program; and

•	other future contractual obligations.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our revolving line of credit, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

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

Forward-Looking Statements

Some of the statements under “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. Such risks, uncertainties and other important factors relate to, among others:

•	retention of qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	former employees joining competing businesses;

•	ability to manage utilization and pricing rates;

•	damage to our reputation as a result of claims involving the quality of our services;

•	competition;

•	costs of integrating any future acquisitions;

•	industry trends;

•	changes in demand for our services; and

•	changes in our leverage.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or events and do not intend to do so. Forward-looking statements include statements appearing in this “—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Part I—Item 1A—Risk Factors” of this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including, among others, our quarterly reports on Form 10-Q and amendments thereto.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below summarizes our market risks from changes in interest rates as of December 31, 2005. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related weighted average interest rates by year of maturity for our senior notes and our convertible notes. The table excludes the potential exercise of the relevant redemption or conversion features. For interest rate swap agreements, the table presents notional amounts and related interest rates by year of maturity. As of December 31, 2005, fair values included in this section have been determined based on estimates from investment bankers for our senior notes and our convertible notes and estimates from bankers to settle interest rate swap agreements. As of December 31, 2004, we estimated the fair value of our senior secured credit facility based on its carrying value, as interest rates were reset every 30 to 90 days.

	Year of Maturity						December 31, 2005		December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate Sensitivity:
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$350,000	$350,000	$372,975	$—	$—
Average interest rate						6%	6%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—	$105,000	$105,000
Average interest rate									4%
Interest rate swaps
Fixed to variable	$—	$—	$—	$—	$—	$60,000	$60,000	$(1,569)	$—	$—
Average pay rate						7%	7%
Average receive rate						8%	8%

Equity Price Sensitivity

We are subject to equity price risk due to the repurchase of common stock through our accelerated share repurchase program. See note 11 to our consolidated financial statements for further discussion. At the end of the program, we were required to pay a price adjustment if the weighted average purchase price of our common stock over the life of the program was between $24.04 and $27.19 per share. At our option, any payments we were obligated to make to settle the forward contract could either be in cash or shares of our common stock. Changes in the fair value of our common stock impacted the final settlement of the program. As of December 31, 2005, the investment bank had acquired 1.8 million shares of our common stock at an average price of $26.86 per share. In February 2006, the investment bank completed its acquisition of 2.3 million shares of our common stock at an average price of $27.03 per share. We were required to make a settlement payment of $6.8 million, which we elected to pay in cash.

As more fully discussed in note 7 to our consolidated financial statements, we currently have outstanding $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of December 31, 2005, the conversion price has not required adjustment and we would not be required to issue any shares of our common stock upon conversion.

As more fully discussed in note 2 to our consolidated financial statements, we granted the sellers of the Ringtail group contractual protection against a decline in the value of any purchase price or earnout payments made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency. Based on the price of our common stock on December 31, 2005, we would not be obligated to make any price protection related payments. On February 28, 2006, the first anniversary date of the issuance of the purchase price shares, we were not required to make a price protection payment.

As more fully discussed in note 2 to our consolidated financial statements, we granted the sellers of the Cambio contractual protection against a decline in the value of the common stock we issued as consideration for the acquisition. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make an additional cash payment to the sellers equal to the deficiency. The price protection periods vary from one to four years after May 31, 2005. If the market value of our common stock is lower than $22.33 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.33, we may be required to make total price protection payments of about $0.6 million. Based on the price of our common stock on December 31, 2005, we would not be obligated to make any price protection related payments.

As more fully discussed in note 15 to our consolidated financial statements, in 2006 we granted the sellers of the Compass contractual protection against a decline in the value of the common stock we issued as consideration for the acquisition. Upon the lapse of restrictions on the common stock between the years ending December 31, 2006 and December 31, 2013, if the market price of our common stock is below $27.51, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $27.51 on any date that restrictions lapse, then for every $1.00 that our stock price is below $27.51, we may be required to make price protection payments of about $0.9 million.

The high and low sale prices per share for our common stock as reported on the New York Stock Exchange during 2005 were $30.54 and $17.20.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included elsewhere in this annual report.

Date: March 3, 2006

/S/ JACK B. DUNN, IV
Jack B. Dunn, IV
President and Chief Executive Officer (principal executive officer)

/S/ THEODORE I. PINCUS
Theodore I. Pincus
Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that FTI Consulting, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FTI Consulting, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FTI Consulting, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FTI Consulting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FTI Consulting, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

March 3, 2006

Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements

Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTI Consulting, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FTI Consulting, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

March 3, 2006

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$153,383	$25,704
Accounts receivable
Billed receivables	87,947	89,536
Unbilled receivables	56,871	30,663
Allowance for doubtful accounts and unbilled services	(17,330)	(16,693)

	127,488	103,506
Notes receivable	2,713	9,031
Prepaid expenses and other current assets	8,147	6,041
Deferred income taxes	6,404	4,514

Total current assets	298,135	148,796
Property and equipment, net	29,302	23,342
Goodwill	576,612	507,656
Other intangible assets, net	21,454	10,978
Other assets	33,961	13,055

Total assets	$959,464	$703,827

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$21,762	$18,998
Accrued compensation	72,688	39,383
Current portion of long-term debt	—	21,250
Billings in excess of services provided	10,477	8,924

Total current liabilities	104,927	88,555
Long-term debt, net of current portion	348,431	83,750
Deferred income taxes	33,568	22,623
Other liabilities	18,269	12,745
Commitments and contingent liabilities (notes 2, 6, 7, 8, 9, 11 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 39,009 shares issued and outstanding — 2005; and 42,487 shares issued and outstanding — 2004	390	425
Additional paid-in capital	238,055	333,735
Unearned compensation	(11,089)	(8,551)
Retained earnings	226,913	170,545

Total stockholders’ equity	454,269	496,154

Total liabilities and stockholders’ equity	$959,464	$703,827

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues	$539,545	$427,005	$375,695

Operating expenses
Direct cost of revenues	291,592	234,970	176,429
Selling, general and administrative expense	127,727	106,730	78,701
Special termination charges	—	—	3,060
Amortization of other intangible assets	6,534	6,836	3,680

	425,853	348,536	261,870

Operating income	113,692	78,469	113,825

Other income (expense)
Interest income	1,875	788	1,193
Interest expense and other	(15,064)	(6,399)	(4,621)
Early extinguishment of term loans	(1,687)	—	(768)
Discount on note receivable	—	(475)	—
Litigation settlement (losses) gains, net	(1,629)	1,672	—

	(16,505)	(4,414)	(4,196)

Income from continuing operations before income tax provision	97,187	74,055	109,629
Income tax provision	40,819	31,177	44,838

Income from continuing operations	56,368	42,878	64,791

Discontinued operations
Income from operations of discontinued operations, net of income tax provision of $1,156	—	—	1,649
Loss from sale of discontinued operations, net of income tax provision of $2,810	—	—	(6,971)

Lost from discontinued operations	—	—	(5,322)

Net income	$56,368	$42,878	$59,469

Earnings per common share — basic
Income from continuing operations	$1.38	$1.02	$1.58

Net income	$1.38	$1.02	$1.45

Earnings per common share — diluted
Income from continuing operations	$1.35	$1.01	$1.54

Net income	$1.35	$1.01	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2002	36,006	$360	$200,456	$(346)	$68,198	$(693)	$267,975
Issuance of common stock in connection with:
Public offering, net of offering costs of $1,386	3,992	40	99,183				99,223
Exercise of options, including income tax benefit of $11,599	1,798	18	24,478				24,496
Employee stock purchase plan	196	2	4,041				4,043
Restricted share grants, net of forfeitures	282	3	5,807	(5,822)			(12)
Business combinations	176	2	2,372				2,374
Purchase and retirement of common stock	(194)	(2)	(4,030)				(4,032)
Payment for fractional shares	(3)	—	(2)				(2)
Amortization of unearned compensation			518	435			953
Comprehensive income:
Other comprehensive income — change in fair value of interest rate swaps, net of income tax provision of $228						669	669
Net income					59,469		59,469

Total comprehensive income							60,138

Balance, December 31, 2003	42,253	423	332,823	(5,733)	127,667	(24)	455,156
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $2,055	462	5	4,920				4,925
Employee stock purchase plan	202	2	2,837				2,839
Restricted share grants, net of forfeitures	227	2	4,140	(4,142)			—
Purchase and retirement of common stock	(657)	(7)	(10,803)				(10,810)
Contingent payments to former owners of subsidiary, net of income tax benefit of $126			(182)				(182)
Amortization of unearned compensation				1,324			1,324
Comprehensive income:
Other comprehensive income — change in fair value of interest rate swaps, net of income tax provision of $17						24	24
Net income					42,878		42,878

Total comprehensive income							42,902

Balance, December 31, 2004	42,487	425	333,735	(8,551)	170,545	—	496,154
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $3,564	706	7	13,108				13,115
Employee stock purchase plan	307	3	5,040				5,043
Restricted share grants	173	2	4,492	(4,494)			—
Business combinations	1,441	14	29,669				29,683
Purchase and retirement of common stock	(6,105)	(61)	(147,989)				(148,050)
Amortization of unearned compensation				1,956			1,956
Net income					56,368		56,368

Balance, December 31, 2005	39,009	$390	$238,055	$(11,089)	$226,913	$—	$454,269

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$56,368	$42,878	$59,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	11,360	9,113	7,003
Amortization of other intangible assets	6,534	6,836	3,680
Income tax benefit from stock option exercises and other	3,564	2,181	11,599
Provision for doubtful accounts	5,482	7,062	5,109
Non-cash stock-based compensation	1,956	1,324	941
Loss from sale of discontinued operations	—	—	6,971
Non-cash loss on subleased facilities	920	4,670	—
Loss on early extinguishment of term loans	1,687	—	768
Non-cash interest expense	1,812	1,449	1,274
Other	808	500	(169)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(34,664)	(27,860)	179
Prepaid expenses and other assets	(414)	(10,328)	(1,401)
Accounts payable, accrued expenses and other	7,911	13,824	6,109
Income taxes payable	8,509	7,638	4,311
Accrued compensation expense	30,467	6,568	(1,841)
Billings in excess of services provided	(2,921)	(7,412)	(3,825)

Net cash provided by operating activities	99,379	58,443	100,177

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(52,182)	(1,253)	(234,117)
Purchases of property and equipment	(17,827)	(11,939)	(10,612)
Proceeds from note receivable due from purchasers of former subsidiary	5,525	—	—
Cash received from sale of discontinued operations	—	—	12,150
Change in other assets	(374)	(501)	838

Net cash used in investing activities	(64,858)	(13,693)	(231,741)

Financing activities
Issuance of debt securities	350,000	—	—
Issuance of common stock, net of offering costs	—	—	99,223
Issuance of common stock under equity compensation plans	9,551	2,870	12,897
Purchase and retirement of common stock	(148,050)	(10,810)	(4,032)
Borrowings under long-term credit facility	50,000	—	109,121
Payments of long-term debt	(155,000)	(16,250)	(85,704)
Borrowings under revolving line of credit	33,500	47,500	5,000
Payments of revolving line of credit	(33,500)	(47,500)	(5,000)
Payments of capital lease obligations	(229)	(571)	(307)
Payments of debt financing fees and other	(13,114)	(50)	(3,775)

Net cash provided by (used in) financing activities	93,158	(24,811)	127,423

Net increase (decrease) in cash and cash equivalents	127,679	19,939	(4,141)
Cash and cash equivalents, beginning of year	25,704	5,765	9,906

Cash and cash equivalents, end of year	$153,383	$25,704	$5,765

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

1. Description of Business and Significant Accounting Policies

Description of business. We are a leading provider of problem-solving consulting and technology services to major corporations, financial institutions and law firms. Through our forensic/litigation/technology practice, we provide an extensive range of services to assist clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and other trial support services. Specifically, we help clients assess complex financial transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of financial recoveries and settlements. Our corporate finance/restructuring practice assists under performing companies as they make decisions to improve their financial condition and operations position given their current situation, as well as provides services in connection with bankruptcies, mergers and acquisitions and restructuring management. Through our economic consulting practice, we deliver sophisticated economic analysis and modeling of issues arising in mergers and acquisitions and other complex commercial and securities litigation.

We have a total workforce of over 1,300 employees who are strategically located in 25 cities in the United States, as well as in London, England and Melbourne, Australia. Our clients include companies, as well as creditors or other stakeholders, such as financial institutions, private equity firms and the law firms that represent them.

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

We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value and to account for any potential refunds that may be imposed by bankruptcy courts. We estimate the amount of the required allowance by reviewing the status of significant client matters and past-due receivables as well as by analyzing historical bad debt trends and realization adjustments to our revenues. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, the controls and procedures designed to estimate realization adjustments to our revenues and a lack of historical concentrations of accounts receivable. Accounts receivable balances are not collateralized.

We also make estimates in determining self-insurance reserves for certain employee benefit plans, accruals for incentive compensation and other ordinary accruals. These estimates are based upon historical trends, current experience and knowledge of relevant factors.

Cash equivalents. Cash equivalents consist of highly liquid short-term investments with maturities of three months or less at the time of purchase.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Supplemental cash flow information.

	Year Ended December 31,
	2005	2004	2003
Cash paid for interest	$9,986	$4,962	$3,554

Cash paid for income taxes, net of refunds	$28,746	$21,358	$28,705

Other non-cash investing and financing activities
Assets acquired under capital lease	$—	$—	$41

Issuance of common stock to acquire businesses	$29,683	$—	$2,374

Property and equipment. We record property and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives ranging from three to seven years for furniture, equipment and internal use software. We amortize leasehold improvements and assets under capital leases over the shorter of the estimated useful life of the asset or the lease term. The gross amount of assets recorded under capital lease obligations included in furniture, equipment and software is $0.9 million as of December 31, 2005 and $1.3 million as of December 31, 2004.

We capitalize costs incurred during the application development stage of computer software developed or obtained for internal use. Capitalized software developed for internal use is classified within furniture, equipment and software and is amortized over the estimated useful life of the software, which is generally three years.

Goodwill. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in purchase business combinations. We do not amortize goodwill. We review goodwill for impairment as of October 1 of each year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. For purposes of impairment testing, our reporting units are our operating segments which represent the lowest level for which discrete financial information is available and regularly reviewed by management. Components are combined when determining reporting units if they have similar economic characteristics. No impairment of goodwill was identified as a result of our impairment tests, which we conducted as of October 1, 2005 and 2004.

Other intangible assets. We amortize our intangible assets that have finite lives over the estimated periods benefited using the straight-line method. See note 5. “Goodwill and Other Intangible Assets.”

Valuation of long-lived assets excluding goodwill. We review intangible assets with indefinite lives for impairment as of October 1 of each year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We review other long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

undiscounted net cash flows we expect the assets to generate. We group assets at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss, if any, is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Interest rate swaps. We sometimes use derivative instruments consisting primarily of interest rate swap agreements to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt. We may enter into interest rate swap transactions with financial institutions acting as the counter-party. We do not use derivative instruments for trading or other speculative purposes.

We formally document all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. For interest rate swaps, the notional amounts, rates and maturities of our interest rate swaps are closely matched to the related terms of hedged debt obligations. We match the critical terms of the interest rate swap to the critical terms of the underlying hedged item to determine whether the derivatives we use for hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the underlying hedged item. If it is determined that a derivative ceases to be a highly effect hedge, or if the anticipated transaction is no longer likely to occur, we discontinue hedge accounting and recognize all subsequent derivative gains and losses in our income statement.

Derivative instruments designated in hedging relationships that mitigate exposure to changes in the fair value of our debt are considered fair value hedges. Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of our debt are considered cash flow hedges.

We record all derivative instruments in other assets or other liabilities on our balance sheet at their fair values. If the derivative is designated as a fair value hedge and the hedging relationship qualifies for hedge accounting, changes in the fair values of both the derivative and hedged portion of our debt are recognized in interest expense in our income statement. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and reclassified to interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in fair value of derivative instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change. For hedge transactions that qualify for hedge accounting using the short-cut method, there is no net effect on our results of operations.

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

Revenue recognition. We derive most of our revenues from professional service activities. The vast majority of these activities are provided under time-and-expense billing arrangements, and revenues, consisting

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

of billed fees and pass-through expenses, are recorded as work is performed and expenses are incurred. We normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the engagement and at our agreed-upon hourly rates. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We recognize revenues for these arrangements when all the performance-based criteria are met and collection of the fee is reasonably assured. See note 14 for information regarding a $22.5 million success fee we received during the fourth quarter of 2005.

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

Advertising costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $3.5 million during 2005, $0.7 million during 2004 and $0.4 million during 2003.

Stock-based compensation. We record compensation expense for stock-based compensation for employees and non-employee members of our board of directors using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on a straight-line basis over the vesting period to the extent that the fair value of the underlying stock on the grant date exceeds the exercise or acquisition price of the stock or stock-based award.

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

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$56,368	$42,878	$59,469
Add — Stock-based employee compensation cost included in reported net income, net of income taxes	1,135	767	556
Deduct — Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(8,555)	(7,391)	(10,052)

Net income, pro forma	$49,948	$36,254	$49,973

Earnings per common share
Basic, as reported	$1.38	$1.02	$1.45

Basic, pro forma	$1.20	$0.86	$1.22

Diluted, as reported	$1.35	$1.01	$1.41

Diluted, pro forma	$1.18	$0.86	$1.22

The Black-Scholes option-pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe the existing models do not necessarily provide a reliable measure of the fair value of our stock-based awards. The fair value of our stock-based awards was estimated on the measurement date using the Black-Scholes option-pricing model along with using the following assumptions.

	Year Ended December 31,
	2005	2004	2003
Assumptions
Risk-free interest rate — option plan grants	3.44% — 4.45%	1.90% — 3.91%	1.86% — 2.59%
Risk-free interest rate — purchase plan grants	2.55% — 3.35%	0.96% — 1.61%	1.02% —1.16%
Dividend yield	0%	0%	0%
Expected life of option grants	3 years	3 — 5 years	3 years
Expected life of stock purchase plan grants	0.5 years	0.5 years	0.5 years
Stock price volatility — option plan grants	44.5% — 54.1%	54.6% — 59.6%	55.5% — 59.4%
Stock price volatility — purchase plan grants	23.2% — 34.7%	56.9% — 71.6%	33.8% — 61.0%
Weighted average fair value of grants
Stock options:
Grant price=fair market value	$8.08	$7.09	$8.98
Grant price>fair market value	$7.68	$6.63	$9.17
Employee stock purchase plan shares	$5.10	$6.62	$7.49
Restricted shares	$26.05	$18.60	$20.53

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

Earnings per common share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our stock option plans, including restricted shares using the treasury stock method; shares issuable upon settlement of the forward contract embedded in our accelerated share repurchase agreement using the reverse treasury stock method; and shares issuable upon conversion of our senior notes using the if-converted method. Since the average price per share of our common stock was below the conversion price of our convertible notes, the convertible notes did not have a dilutive effect on our earnings per share for any of the periods presented. Until the market price of our common stock exceeds $31.25 per share, the conversion feature of the convertible notes will not have an impact on the number of shares utilized to calculate diluted earnings per share. When the market price of our common stock exceeds $31.25 per share, the number of shares that would be issued if the convertible notes were converted will be included as outstanding shares in the calculation of the diluted earnings per share. See note 7 for further discussion.

	Year Ended December 31,
	2005	2004	2003
Numerator — basic and diluted
Income from continuing operations	$56,368	$42,878	$64,791
Loss from discontinued operations	—	—	(5,322)

Net income	$56,368	$42,878	$59,469

Denominator
Weighted average number of common shares outstanding — basic	40,947	42,099	40,925
Effect of dilutive stock options	648	408	1,121
Effect of dilutive restricted shares	103	5	—
Effect of accelerated stock repurchase agreement	89	—	—

Weighted average number of common shares outstanding — diluted	41,787	42,512	42,046

Earnings per common share — basic
Income from continuing operations	$1.38	$1.02	$1.58
Loss from discontinued operations	—	—	(0.13)

Net income	$1.38	$1.02	$1.45

Earnings per common share — diluted
Income from continuing operations	$1.35	$1.01	$1.54
Loss from discontinued operations	—	—	(0.13)

Net income	$1.35	$1.01	$1.41

Antidilutive stock options and restricted shares	1,945	3,046	822

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Concentrations of risk. We derive substantially all of our revenue from providing professional services to our clients in the United States. We believe that the geographic and industry diversity of our customer base throughout the U.S. minimizes the risk of incurring material losses due to concentrations of credit risk. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter. At December 31, 2005, we have an unsecured trade receivable totaling $11.2 million related to fees for services rendered in connection with a client matter where payment will not be received until the completion of the engagement. This amount is classified as non-current within other assets.

Our client service professionals have highly specialized skills. Maintenance and growth of revenues is dependent upon our ability to retain our existing professionals and attract new highly qualified professionals.

Significant new accounting pronouncements. As permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, we generally do not recognize compensation cost related to employee stock options or shares issued under our employee stock purchase plan. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123 and supersedes APB Opinion No. 25.

Statement No. 123(R) allows for two adoption methods:

•	The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements of Statement No. 123(R) for all share-based payments granted after the effective date of adoption and (b) the requirements of Statement No. 123 for all unvested awards granted to employees prior to the effective date of adoption; or

•	The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro forma provisions of Statement 123.

Statement No. 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption of Statement No. 123(R), pro forma disclosure will no longer be an alternative to financial statement recognition. We will adopt the provisions of Statement No. 123(R) in the first quarter of 2006. We intend to use the modified prospective method of adoption and continue to use the Black-Scholes option pricing model to value share-based payments, although we are continuing to review our alternatives for adoption under this new pronouncement. We plan to increase our use of share-based payments to compensate our employees during 2006 as compared to prior years. Therefore, the impact of adopting Statement No. 123(R) can not be predicted with certainty at this time because it will depend on levels of share-based payments granted in the future. Based solely on our unvested stock options at the implementation date, we expect the adoption to result in the recognition of additional compensation expense of about $5.4 million in 2006 which will dilute earnings per share by about $0.13. The actual impact will be greater than these amounts as they will include amounts related to additional equity awards during 2006. Due to the timing of our equity grants, the charge will not be spread evenly throughout the year. The adoption of the fair-value method prescribed by Statement No. 123(R) will have a significant impact on our results of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan beginning in 2006. The adoption of Statement No. 123(R) is not expected to have a material impact on our overall financial position. Had we adopted Statement No. 123(R) in prior periods, we believe the impact of that standard would have approximated the impact of Statement No. 123 as described above under “Stock-Based Compensation.”

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting principles. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods from such excess tax deductions as shown in our consolidated statements of cash flows were $3.5 million in 2005, $2.2 million in 2004 and $11.6 million in 2003.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. Statement No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be treated as a restatement. The adoption of the provisions of Statement No. 154 on January 1, 2006 will not have a material impact on our financial position or results of operations.

Reclassifications. Some prior year amounts have been reclassified to conform to the current year presentation.

2. Acquisitions

We record assets acquired and liabilities assumed in business combinations on our balance sheet as of the respective acquisition dates based upon their estimated fair values at the acquisition date. We include the results of operations of businesses acquired in our income statement beginning on the acquisition dates. We allocate the acquisition cost to identifiable tangible and intangible assets and liabilities based upon their estimated relative fair values. We allocate the excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed to goodwill. We determine the fair value of intangible assets acquired based upon independent appraisals. The fair value of shares of our common stock issued in connection with a business combination is based on a five-day average of the closing price of our common stock two days before and two days after the date we agree to the terms of the acquisition and publicly announce the transaction. In certain circumstances, the allocations of the excess purchase price are based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. Revisions to our preliminary estimates of fair value may be significant. Since the business combinations consummated in 2005 did not materially impact our results of operations, pro forma results have not been presented.

During the third quarter of 2005, we completed two business combinations. The total acquisition cost was $7.1 million, consisting of net cash of $4.5 million, transaction costs of $0.2 million and 101,790 shares of our common stock valued at about $2.4 million. The purchase agreement for one of these business combinations contains provisions that include additional cash payments based on the achievement of annual financial targets in each of the five years ending December 31, 2010. Any contingent consideration payable in the future will be applied to goodwill.

Cambio. Effective May 31, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cambio Health Solutions, based in Nashville, Tennessee. Cambio provides strategic, operational and turnaround management consulting services to academic medical centers, integrated delivery systems, stand-alone community hospitals, investor-owned hospitals and special medical facilities. The total acquisition cost

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

was $42.8 million, consisting of net cash of $29.7 million, transaction costs of $0.9 million and 555,660 restricted shares of our common stock valued at about $12.2 million. We granted the sellers of Cambio contractual protection against a decline in the value of the common stock we issued as consideration for the acquisition. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make additional cash payments to the sellers equal to the deficiency. Any contingent consideration payable in the future will be applied to goodwill.

The identifiable intangible assets that we acquired consist principally of contract backlog, customer relationships, trade name and non-competition agreements and total $8.0 million. We recorded $34.3 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. In addition, this acquisition enhances our industry expertise in healthcare management and finance. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

Ringtail. On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. The assets we acquired include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. Prior to the acquisition, we were an application service provider of Ringtail software. The costs related to this arrangement were not material to our results of operations. The total acquisition cost was $34.6 million, consisting of net cash of $19.2 million, transaction costs of $0.4 million and 784,109 shares of our common stock valued at $15.0 million. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving line of credit. We may be required to pay the sellers additional annual consideration based upon post-acquisition revenues for the each of the years from 2005 through 2007. This earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. The revenue targets related to the earnout for 2005 were achieved and as of December 31, 2005 we accrued $2.5 million as additional goodwill. We granted the sellers contractual protection against a decline in the value of any purchase price or earnout payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency. Based on the market price of our common stock on December 31, 2005, we would not be obligated to make any price protection related payments. On February 28, 2006, the first anniversary date of the issuance of the purchase price shares, we were not required to make a price protection payment. Any contingent consideration payable in the future will be applied to goodwill.

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

We paid Nextera cash of $129.2 million to acquire Lexecon and we incurred acquisition-related costs of $1.6 million. We financed the acquisition with a combination of existing cash resources and borrowings of $104.1 million under our amended and restated bank credit facility.

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

Purchase price allocation. The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed pertaining to the significant acquisitions we completed in 2003. During 2004, we completed our valuation of the identifiable intangible assets that we acquired in 2003, consisting principally of contract backlog, client relationships and tradenames. As a result, we increased the amount of purchase price allocated to amortizable intangible assets by $7.7 million. The amortization of this additional amount resulted in a charge to amortization expense of $1.6 million during the fourth quarter of 2004. As of December 31, 2005, our remaining amortizable intangible assets are being amortized over a weighted-average useful life of about 4 years. We recorded significant goodwill from these acquisitions as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of these acquisitions will be fully deductible for income tax purposes over the next 15 years.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

A summary of how we allocated the purchase price of the significant businesses we acquired is as follows:

	Lexecon	DAS
Direct cost of business combinations
Cash paid, including transaction costs	$130,833	$89,910
Common stock issued	—	—

	$130,833	$89,910

Net assets acquired
Accounts receivable, billed and unbilled, net	$20,661	$—
Other current assets	384	—
Furniture, equipment and software	2,032	221
Contracts, backlog (estimated 1 year weighted-average useful life)	1,400	2,700
Customer relationships (estimated 6.5 year weighted average useful life)	5,800	2,500
Tradename (indefinite useful life)	2,700	—
Non-compete agreements (estimated 4 year weighted-average useful life)	375	381
Goodwill	112,513	84,264
Other assets	67	—
Accounts payable and accrued expenses	(14,465)
Billings in excess of services provided	(22)	(156)
Other liabilities	(612)	—

	$130,833	$89,910

Pro forma results. Our consolidated financial statements include the operating results of each acquired business from the dates of acquisition. The unaudited pro forma financial information below for the year ended December 31, 2003 assumes that our material business acquisitions had occurred at the beginning of 2003.

DAS was not a separate reporting unit of KPMG and as a result, separate complete historical financial statements are not available. The information included in the pro forma presentation consists of revenues from the book-of-business of the partners and directors who joined us and direct expenses, including compensation and benefits of the professionals and administrative personnel joining FTI, reimbursable and subcontractor costs and some practice related costs. Practice related costs consist principally of non-reimbursable costs, bad debt expense, administrative support and depreciation. The direct expenses of DAS do not include an allocation of KPMG’s firm wide expenses such as rent, insurance, national marketing, data processing, accounting, the cost of national support offices and other similar corporate expenses. Accordingly, the unaudited pro forma financial information for the year ended December 31, 2003 below is not indicative of the results of our future operations.

Pro forma financial information for 2003 acquisitions
Revenues	$514,374
Income from continuing operations before income taxes	145,413
Income per common share from continuing operations — basic	$2.12

Net income per common share — basic	$1.99

Income per common share from continuing operations — diluted	$2.02

Net income per common share — diluted	$1.90

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

3. Discontinued Operations

In 2002, we committed to a plan to sell our applied sciences practice, consisting of the LWG asset disposal group and the SEA asset disposal group. In January 2003, we sold the LWG asset disposal group for total consideration of $4.15 million, consisting of cash of $2.15 million and a note in the amount of $2.0 million. During 2003, we recognized an after-tax loss of $0.2 million. The promissory note bears annual interest payable monthly in arrears at 3.0% during 2006 and 6.0% thereafter. The note matures December 31, 2010. Principal amounts are payable in forty-eight equal monthly installments beginning on January 31, 2007. This unsecured note is subordinated in payment to the issuer’s senior bank debt. We have classified the note within other assets in our consolidated balance sheet.

In August 2003, we completed the sale of the SEA asset disposal group to SEA’s senior management for total consideration of $16.0 million. The total consideration included $10.0 million in cash and a promissory note from the buyer in the amount of $6.0 million. We recognized an after-tax loss of $6.8 million in 2003 related to the sale of SEA. Under its original terms, the promissory note matured in August 2010. In December 2004, we agreed to discount the note by $475,000 in exchange for prepayment of the principal amount of the note. We classified this discount within other income (expense) in our consolidated statement of income. In January 2005, we received a $5.5 million cash payment in full satisfaction of the note.

Because we eliminated the operations and cash flows of the business components comprising the applied sciences practice from our ongoing operations as a result of the disposal transactions, and because we do not have any significant continuing involvement in the operations after the disposal transactions, we presented the results of the applied sciences practice’s operations as a discontinued operation for all periods prior to the sale. Summarized operating results of the applied sciences practice are as follows for the year ended December 31, 2003

Revenues	$24,011
Income before income taxes	2,805
Net income	1,649

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

4. Balance Sheet Details

	December 31,
	2005	2004
Notes receivable
Notes receivable from employees, current portion	$2,713	$3,506
Note receivable from purchasers of former subsidiary	—	5,525

	$2,713	$9,031

Property and equipment
Furniture, equipment and software	$49,087	$38,426
Leasehold improvements	11,239	8,962
Construction in progress	1,999	1,425

	62,325	48,813
Accumulated depreciation and amortization	(33,023)	(25,471)

	$29,302	$23,342

Other assets
Debt financing fees	$13,568	$4,121
Account receivable, non-current	11,210	—
Notes receivable from employees, net of current portion	4,516	5,547
Note receivable from purchasers of former subsidiary	2,000	2,000
Other non-current assets	2,667	1,387

	$33,961	$13,055

Accounts payable, accrued expenses and other
Accounts payable	$5,196	$7,203
Accrued expenses	7,958	6,334
Accrued interest	3,231	8
Employee stock purchase plan and other payroll related withholdings	2,788	1,776
Income taxes payable	2,513	3,440
Current portion of capital lease obligations	76	237

	$21,762	$18,998

Other liabilities
Deferred rent and accrued sublease losses	$16,508	$12,461
Interest rate swap liabilities	1,569	—
Capital lease obligations, net of current portion	22	108
Other non-current liabilities	170	176

	$18,269	$12,745

Notes receivable due from employees include signing bonuses granted in the form of forgivable loans to attract and retain highly-skilled professionals. The notes are unsecured, except for one that is secured by shares of our common stock. These notes are being amortized to expense over their forgiveness periods of one to five years. Professionals who terminate their employment with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

At December 31, 2005, we have an unsecured trade receivable of $11.2 million related to fees for services rendered in connection with a client matter where payment will not be received until the completion of the engagement. This receivable has been classified as non-current due to the long-term nature of the engagement.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows.

	Forensic/ Litigation/ Technology	Corporate Finance/ Restructuring	Economics	Consolidated
Balance, December 31, 2003	$119,733	$265,681	$129,130	$514,544
Goodwill acquired during the year	731	—	214	945
Adjustments to allocation of purchase price	(1,399)	(794)	(5,640)	(7,833)

Balance, December 31, 2004	119,065	264,887	123,704	507,656
Goodwill acquired during the year	33,359	34,293	1,645	69,297
Adjustments to allocation of purchase price	—	(341)	—	(341)

Balance, December 31, 2005	$152,424	$298,839	$125,349	$576,612

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $6.5 million in 2005, $6.8 million in 2004 and $3.7 million in 2003. Based solely on the amortizable intangible assets recorded as of December 31, 2005, we estimate amortization expense to be $7.4 million in 2006, $2.8 million in 2007, $2.7 million in 2008, $2.4 million in 2009, $0.7 million in 2010 and $1.1 million thereafter. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

		December 31, 2005		December 31, 2004
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contracts, backlog	0.5 to 3	$8,105	$3,536	$491	$4,247
Customer relationships	3.5 to 15	10,340	2,827	8,300	—
Non-compete agreements	3 to 5	2,421	1,116	2,196	306
Software	5	4,400	733	—	—
Intellectual property	3	—	—	360	160

		25,266	8,212	11,347	4,713
Unamortized intangible assets
Tradenames	Indefinite	4,400	—	2,700	—

		$29,666	$8,212	$14,047	$4,713

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

For acquisitions completed during 2005, the aggregate amount of purchase price assigned to intangible assets other than goodwill consisted of the following.

	Weighted- Average Amortization Period in Years	Fair Value
Amortized intangible assets
Contracts, backlog	1.5	$8,105
Customer relationships	11	2,040
Software	5	4,400
Non-compete agreements	5	765

		15,310
Unamortized intangible assets
Tradename	Indefinite	1,700

		$17,010

6. Fair Value of Financial Instruments

We have determined the estimated fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop fair value estimates. As a result, the estimates presented below are not necessarily indicative of the amounts that we could realize or be required to pay in a current market exchange. The use of different market assumptions, as well as estimation methodologies, may have a material effect on the estimated fair value amounts.

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term notes and account receivable	$17,726	$16,615	$7,547	$7,547
Long-term debt and capital lease obligations, including current portion	348,529	372,975	105,345	105,345
Interest rate swap liabilities	1,569	1,569	—	—
Accelerated stock repurchase agreement	—	6,750	—	—

Cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses. We believe the carrying amounts of current assets and current liabilities are reasonable estimates of their fair values.

Long-term notes and account receivable. We determined the fair value of long-term notes and account receivable based on the expected future cash flows discounted at risk-adjusted rates.

Long-term debt. As of December 31, 2005, we determined the fair value of the long-term debt based on estimates from investment bankers for our senior notes and our convertible notes. The fair value of long-term debt approximates its carrying value at December 31, 2004, based on an assessment of currently available terms for similar arrangements and interest rates were reset every 30 to 90 days.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Interest rate swap liabilities. The carrying amount of our interest rate swap liabilities is fair value. The fair value of our interest rate swaps is based on estimates obtained from bankers to settle the agreements.

Accelerated stock repurchase agreement. We estimated the fair value of the accelerated stock repurchase agreement based on our actual obligation on December 31, 2005 plus an estimate of the amount that would be due if the shares remaining to be purchased in the open market were purchased at $27.44, the closing price of our common stock on December 31, 2005. See note 9 for further discussion.

Letters of credit. We use letters of credit primarily to back some lease guarantees. Outstanding letters of credit totaled $8.6 million at December 31, 2005 and $10.0 million at December 31, 2004. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

7. Long-Term Debt and Capital Lease Obligations

	December 31,
	2005	2004
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $1,569	$198,431	$—
3 3/4% convertible senior subordinated notes due 2012	150,000	—
Senior secured credit facility, interest payable monthly or quarterly (3.7% to 4.0% — 2004)	—	105,000

Total long-term debt	348,431	105,000
Less current portion	—	21,250

Long-term debt, net of current portion	$348,431	$83,750

Total capital lease obligations	$98	$345
Less current portion	76	237

Capital lease obligations, net of current portion	$22	$108

7 5/8% senior notes due 2013. On August 2, 2005, we completed the issuance and sale in a private placement of $200.0 million in principal amount of 7 5/8% senior notes due June 15, 2013, generating net cash proceeds of $193.6 million after deducting fees and expenses and the initial purchasers’ discounts. All of these notes were exchanged for senior notes with identical terms registered with the Securities and Exchange Commission, or SEC, in February 2006. Cash interest is payable semiannually beginning December 15, 2005 at a rate of 7.625% per year. We may choose to redeem some or all of these notes starting June 15, 2009 at an initial redemption price of 103.813% of the aggregate principal amount of these notes plus accrued and unpaid interest. On or before June 15, 2008, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 107.625% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If we do not maintain the registration of the notes effective through maturity, subject to limitations, then the annual interest rate on these notes will increase by 0.25% every 90 days, up to a maximum of 1.0%, until the default ceases to exist.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in fair value attributable to changes in market interest rates associated with $60.0 million of our senior notes. As a result of this hedge and in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we have recognized a $1.6 million decrease to the carrying value of the senior notes as of December 31, 2005. However, this fair value hedge adjustment does not change the amounts due at maturity of the senior notes.

3 3/4% convertible senior subordinated notes due 2012. On August 2, 2005, we completed the issuance and sale in a private placement of $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012, generating net cash proceeds of $144.4 million after deducting fees, expenses and the initial purchasers’ discounts. These notes, and the shares of common stock underlying these notes, were subsequently registered with the Securities and Exchange Commission under an effective registration statement in January 2006. Cash interest is payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The convertible notes are non-callable. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required at our option either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. The convertible notes may be converted at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time period exceeds 120% of the conversion price for a specified time period or (4) if the trading price for a convertible note is less than 95% of the closing sale price of our common stock into which it can be converted for a specified time period. At December 31, 2005, the convertible notes were not convertible and the holders of the notes had no right to require us to repurchase the notes and therefore they are classified as long-term debt. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of December 31, 2005, the conversion price has not required adjustment. These notes are senior subordinated unsecured indebtedness of ours and will be subordinated to all of our existing and future senior indebtedness. In January 2006, we registered the convertible notes in the principal amount of $150.0 million and 4,799,700 shares of common stock that may be initially issuable upon conversion of the notes, from time to time, under the Securities Act of 1933, as amended.

The conversion feature embedded in the convertible notes is classified as an equity instrument under the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the conversion feature is not required to be bifurcated and accounted for separate from the notes. We do not have a stated intent or past practice of settling such instruments in cash, therefore share settlement is assumed for accounting purposes until actual settlement takes place. Until conversion, no amounts are recognized in our financial statements for the ultimate settlement of the conversion feature. Upon conversion, if we elect to settle the conversion feature with shares of our common stock, settlement of the conversion feature will be accounted for as an equity transaction involving the issuance of shares at fair value for settlement of the conversion feature. No gain or loss would be recognized in our financial statements as a result of settling the conversion feature in shares of common stock. If we elect to settle the conversion feature in cash, the full amount of the cash payment will be treated as a loss on the extinguishment of debt in our income statement when settled.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Senior secured credit facility and early extinguishment of term loans. On April 19, 2005, we amended our senior secured credit facility to provide for $50.0 million in additional secured term loan financing. The entire $50.0 million term loan was drawn on April 19, 2005. This increased our total term loan borrowings to $175.0 million. On August 2, 2005, in connection with the offerings of senior notes and convertible notes described above, we amended our senior secured credit facility to facilitate the offerings, adjust our financial covenants and effect certain other changes. At the same time, we used $142.5 million of the net proceeds from our senior notes and convertible notes offerings to repay all outstanding term loan borrowings under our senior secured credit facility prior to maturity. As a result of this early extinguishment of debt, we wrote off $1.7 million of unamortized debt financing fees which is classified within other expense. During 2005, we incurred $1.0 million of financing costs in connection with amending our senior secured credit facility.

During 2003, we utilized $12.15 million of cash proceeds from the sale of our applied sciences practice and $49.8 million from the public offering of our common stock to repay outstanding term loans under our senior secured credit facility prior to maturity. As a result of these repayments, we wrote-off $768,000 of unamortized debt financing fees which is classified within other expense.

As of December 31, 2005, our senior secured credit facility provides for a $100.0 million revolving line of credit. The maturity date of the $100.0 million revolving line of credit is November 28, 2008. We may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. We are also required to pay a commitment fee of between 0.25% and 0.375% on the unused portion of the revolving line of credit which is subject to change based on our consolidated leverage ratio. As of December 31, 2005, our commitment fee rate was 0.375%. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets. As of December 31, 2005, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of December 31, 2005, we had $8.6 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $91.4 million.

Our senior secured credit facility and the indenture governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At December 31, 2005, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indenture governing our senior notes.

Guarantees. Currently, we do not have any significant debt guarantees related to entities outside of the consolidated group. As of December 31, 2005, substantially all of our domestic subsidiaries are guarantors of borrowings under our senior secured credit facility, our senior notes and our convertible notes in the amount of $350.0 million.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Future maturities of long-term debt and capital lease obligations. For years subsequent to December 31, 2005, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of December 31, 2005 are as follows.

	Long-Term Debt	Capital Lease Obligations	Total
2006	$—	$83	$83
2007	—	16	16
2008	—	3	3
2009 to 2010	—	—	—
Thereafter	350,000	—	350,000

	350,000	102	350,102
Less fair value hedge adjustment	1,569	—	1,569
Less imputed interest	—	4	4

	$348,431	$98	$348,529

8. Derivative Instruments and Hedging Activities

We use derivative instruments, consisting primarily of interest rate swap agreements, to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt which are caused by interest rate fluctuations. We do not use derivative instruments for trading or other speculative purposes. The use of derivative instruments exposes us to market risk and credit risk. Market risk is the adverse effect that a change in interest rates has on the value of a financial instrument. While derivative instruments are subject to fluctuations in values, these fluctuations are generally offset by fluctuations in fair values or cash flows of the underlying hedged items. Credit risk is the risk that the counterparty exposes us to loss in the event of non-performance. We enter into derivative financial instruments with high credit quality counterparties and diversify our positions among such counterparties in order to reduce our exposure to credit losses.

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. We record all interest rate swaps at their fair market values within other assets or other liabilities on our balance sheet. As of December 31, 2005, the fair value of our interest rate swap agreement was a liability of $1.6 million. We had no derivative instruments in effect as of December 31, 2004.

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our 7 5/8% fixed rate senior notes. The interest swap agreements mature on June 15, 2013. Under the terms of the interest rate swap agreements, we receive interest on the $60.0 million notional amount at a fixed rate of 7.625% and pay a variable rate of interest, between 7.31% and 7.35% at December 31, 2005, based on the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness has been recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. For the year ended December 31, 2005, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate reduced interest expense by $161,000.

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

9. Commitments and Contingencies

Operating lease commitments. We lease office space and equipment under non-cancelable operating lease agreements that expire in various years through 2021. The leases normally provide for the payment of minimum annual rentals and may include scheduled rent increases. We recognize scheduled rent increases on a straight-line basis over the initial lease term. Some leases include provisions for renewal options of up to 5 years. Some of our leases for office space contain provisions whereby the future rental payments may be adjusted for increases in operating expenses above specified amounts.

We entered into a new lease agreement for office space in New York City. The lease commenced in July 2004 and expires in November 2021. In accordance with the lease terms, we received a cash inducement of $8.1 million in 2004 and an additional $3.3 million in 2005. We have classified the inducements as deferred rent within other liabilities in our balance sheet. We are amortizing the cash inducements over the life of the lease as a reduction to the cash rent expense.

Rental expense, net of rental income, included in continuing operations was $16.6 million during 2005, $12.6 million during 2004 and $9.5 million during 2003. For years subsequent to December 31, 2005, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income of $3.2 million in 2006, $3.2 million in 2007, $1.7 million in 2008, $1.5 million in 2009, $1.3 million in 2010 and $0.4 million thereafter are as follows.

2006	$12,334
2007	11,883
2008	12,558
2009	12,782
2010	12,466
Thereafter	84,059

$146,082

Loss on subleased facilities. During the fourth quarter of 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility. As a result of this decision, we vacated leased office facilities prior to the lease termination dates. We recorded a loss of $4.7 million within our corporate segment related to the abandoned facilities during the fourth quarter of 2004. This charge includes $0.7 million of asset impairments and $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income of $4.2 million. We calculated the present value of our future lease payments using a discount rate of about 8%. As of December 31, 2004, the balance of the liability for loss on abandoned facilities was $3.7 million. In August 2005, we entered into a 30-month sublease related to some space in our new office facility in New York City resulting in a loss of $0.9 million. Sublease losses are classified as a component of selling, general and administrative expense and primarily represent the present value of the future lease payments related to the space we subleased net of estimated sublease income. During 2005, we made payments, net of sublease income, of about $2.2 million against the total lease loss liability. As of December 31, 2005, the balance of the liability for losses on abandoned and subleased facilities was $2.4 million.

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

Litigation settlement (losses) gains, net. During 2005 and the fourth quarter of 2004, we reached settlement on various lawsuits. As a result, we recorded net losses of $1.6 million in 2005 and net gains of $1.7 million, net of legal costs in 2004.

10. Income Taxes

Significant components of deferred tax assets and liabilities are as follows.

	December 31,
	2005	2004
Deferred tax assets
Allowance for doubtful accounts	$1,389	$2,109
Accrued vacation and bonus	3,766	1,767
Deferred rent	4,940	2,925
Loss on abandoned facilities	1,249	1,910
Restricted stock	904	501
Forgivable loans	764	—
Depreciation	499	—

	13,511	9,212

Deferred tax liabilities
Goodwill amortization	39,598	25,250
Prepaid expenses	845	1,001
Installment sale of subsidiaries	—	643
Capitalized software and depreciation	—	298
Other	232	129

	40,675	27,321

Net deferred tax liability	$27,164	$18,109

The components of the income tax provision from continuing operations are as follows.

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$24,915	$16,007	$34,024
State	6,708	5,755	5,736

	31,623	21,762	39,760

Deferred
Federal	7,289	8,260	4,345
State	1,907	1,155	733

	9,196	9,415	5,078

Income tax provision	$40,819	$31,177	$44,838

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows.

	Year Ended December 31,
	2005	2004	2003
Federal income tax provision at statutory rate	$34,016	$25,919	$38,369
State income taxes, net of federal benefit	5,626	4,273	6,379
Expenses not deductible for tax purposes	1,177	985	90

	$40,819	$31,177	$44,838

11. Stockholders’ Equity

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

Equity offering. In February 2003, we completed a public offering and sale of 4.0 million shares of our common stock. We received $99.2 million in cash, net of $1.4 million of offering costs.

Common stock repurchase program. In October 2003, our board of directors authorized the purchase, from time to time, of up to $50.0 million of our common stock. During 2005, the authorized amount was increased to a total of $187.5 million. Our share repurchase program is effective through December 31, 2006. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities.

On July 28, 2005, we entered into an accelerated share repurchase agreement with an investment bank in connection with our convertible notes offering. Under that agreement, we purchased and retired 2.3 million shares of our common stock from the investment bank for an aggregate purchase price of $55.1 million, representing an initial purchase price of $24.04 per share plus transaction costs. The share purchase was funded using the proceeds received from the private placement of our convertible notes described in note 7. We recorded the stock purchase as a reduction to stockholders’ equity.

As part of the accelerated share repurchase transaction, we simultaneously entered into a forward contract with the investment bank that matured on February 10, 2006. The objective of the forward contract was to minimize the impact on our share price volatility of the large repurchase of shares of our common stock on July 28, 2005. The investment bank borrowed the shares of common stock that were sold to us and replaced the borrowed shares with shares repurchased on the open market in smaller ratable purchases over the term of the forward contract thereby minimizing the market impact of the large block share repurchase. Under the terms of the forward contract, the investment bank purchased, in the open market, 2.3 million shares of our common stock during the term of the contract in order to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At the end of the repurchase period, we have an obligation to pay the investment bank a price adjustment if the investment bank’s daily volume weighted average purchase price of our common stock is between $24.04 and $27.19 per share. If the investment bank’s weighted average purchase price is between $24.04 and $23.98 per shares, then the investment bank will pay us the price adjustment. In either case, the price adjustment can be settled in cash or shares of our common stock, at our option.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

As of December 31, 2005, the investment bank had acquired 1.8 million shares of our common stock at an average price of $26.86 per share and the price adjustment obligation amounted to $5.0 million. On February 10, 2006, the investment bank had completed its acquisition of 2.3 million shares of our common stock at an average price of $27.03 per share. Upon the conclusion of the agreement, we were required to make a settlement payment of $6.8 million, which we elected to pay in cash.

We accounted for the forward contract under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument. As the fair value of the forward contract at inception was zero, no accounting for the forward contract was required until settlement, since the forward contract continued to meet the requirements for classification as an equity instrument. The amount paid to settle the contract will be recorded as an adjustment to stockholders’ equity in 2006. In calculating diluted earnings per share, we assumed the accelerated stock repurchase would be settled through the issuance of additional shares of common stock. Accordingly, the estimated shares issuable based on the fair value of the forward contract at December 31, 2005 were included in the weighted average shares outstanding for the computation of diluted earnings per share for the year ended December 31, 2005.

In August 2005, we used an additional $70.3 million of the net proceeds received from the private placement of our convertible notes to purchase 2.9 million shares of our common stock. During 2005, we purchased and retired 6.1 million shares of our common stock for a total cost of about $148.1 million. Since inception of the program, we purchased and retired a total of 7.0 million shares of our common stock for a total of $162.9 million, leaving $24.6 million available for purchase under the program. The $6.8 million we paid to settle the accelerated share repurchase contract in February 2006 reduced the amount available under our authorized share repurchase program. Subsequently, our board of directors increased the amount of cash we are authorized to spend on the share repurchase program from $17.8 million available at that time to $50.0 million.

12. Equity Compensation and Employee Benefit Plans

Equity compensation plans. Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997 plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of December 31, 2005, 32,205 shares of common stock are available for grant under our 1997 Stock Option Plan.

The FTI Consulting, Inc. 2004 Long-Term Incentive Plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other stock-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan. As of December 31, 2005, 1,508,632 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

Vesting provisions for individual awards under our stock option plans are at the discretion of our board of directors. Generally, outstanding options have been granted at prices equal to or exceeding the market value of the stock on the grant date, vest over three to five years, and expire ten years subsequent to award.

During 2005, we granted 172,500 shares of restricted common stock to employees at a weighted-average fair value of $26.05. During 2004, we granted 262,372 shares of restricted common stock to employees at a weighted-average fair value of $18.60. During 2003, we granted 284,640 shares of restricted common stock at a weighted-average fair value of $20.53. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

The following table summarizes the option activity under the plans for the years ended December 31, 2005, 2004 and 2003.

	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price
Options outstanding, January 1	4,408	$19.17	4,330	$18.54	5,807	$14.72
Options granted during the period:
Grant price = fair market value	849	$21.56	965	$17.46	383	$22.53
Grant price > fair market value	90	$25.00	90	$18.78	90	$26.45
Options exercised	(710)	$13.59	(467)	$6.37	(1,798)	$7.17
Options forfeited	(33)	$22.74	(510)	$22.27	(152)	$21.39

Options outstanding, December 31	4,604	$20.56	4,408	$19.17	4,330	$18.54

Options exercisable, December 31	2,967	$20.50	2,597	$18.35	1,873	$16.74

The following is a summary of the status of stock options outstanding and exercisable stock options at December 31, 2005.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$ 1.90 — $16.74	799	$11.35	6.1 years	592	$9.84
$16.80 — $21.00	1,021	$18.60	8.7 years	334	$18.81
$21.07 — $22.34	1,006	$21.55	7.3 years	730	$21.44
$22.36 — $25.67	1,091	$23.79	7.4 years	856	$24.11
$26.24 — $33.25	687	$27.61	7.6 years	455	$27.29

	4,604	$20.56		2,967	$20.50

Employee stock purchase plan. The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,300,000 shares are authorized for purchase under the plan. As of December 31, 2005, 522,738 shares of our common stock are available for purchase under the plan. Employees purchased shares under this plan during the following years at the weighted average prices per share as indicated: 2005—307,388 shares at $16.41; 2004—202,396 shares at $14.03; and 2003—195,700 shares at $20.66.

Employee benefit plans. We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which are limited to a percent of the participant’s eligible compensation. The percentage match is at the discretion of our board of directors. We made contributions related to the plan of $3.7 million during 2005, $3.0 million during 2004 and $2.4 million during 2003.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

13. Segment Reporting

We are a multi-disciplined consulting firm with leading practices in the areas of forensic accounting/litigation/technology, corporate finance/restructuring and economic consulting services. During the fourth quarter of 2003, we completed three acquisition transactions. As part of the integration of the acquired businesses, we reorganized our operations into three operating segments. During the first quarter of 2004, we completed the reorganization and appointed a manager for each operating segment.

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

We evaluate the performance of these operating segments based on segment profit, which we define as operating income before depreciation, amortization and corporate general and administrative expenses. As described in note 9, our corporate segment loss includes a $4.7 million loss on subleased facilities for the year ended December 31, 2004 and a $0.9 million loss on subleased facilities for the year ended December 31, 2005. In general, our total assets, including long-lived assets such as property and equipment, and our capital expenditures are not specifically allocated to any particular segment. Accordingly, capital expenditure and total asset information by reportable segment is not presented. The reportable segments use the same accounting policies as those used by the company. There are no significant intercompany sales or transfers.

Substantially all of our revenues and assets are attributed to or are located in the United States. We do not have a single customer that represents ten percent or more of our consolidated revenues.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

In 2003, we did not operate our business practices as segments. Accordingly, we did not report results of operations by segment. The table below presents revenues, gross margin and segment profits for the three years in the period ended December 31, 2005. For the year ended December, 31, 2003, the table presents segment revenues and gross margin that are estimates derived from classifying client engagements by the principal nature of the service.

	Forensic/ Litigation/ Technology	Corporate Finance/ Restructuring	Economic Consulting	Corporate	Total
Year ended December 31, 2005
Revenues	$220,120	$211,027	$108,398	$—	$539,545
Gross margin	107,617	101,410	38,926	—	247,953
Segment profit (loss)	70,380	70,809	24,254	(33,857)	131,586

Year ended December 31, 2004
Revenues	$178,650	$162,495	$85,860	$—	$427,005
Gross margin	83,177	77,618	31,240	—	192,035
Segment profit (loss)	50,556	50,714	19,333	(26,185)	94,418

Year ended December 31, 2003
Revenues	$103,101	$255,336	$17,258	$—	$375,695
Gross margin	45,845	146,510	6,911	—	199,266
Segment profit (loss)	N/A	N/A	N/A	(18,720)	123,537

N/A – Not available

The following table presents a reconciliation of segment profit to income from continuing operations before income taxes.

	Year Ended December 31,
	2005	2004	2003
Operating profit
Total segment profit	$131,586	$94,418	$123,537
Depreciation and amortization	(11,360)	(9,113)	(6,032)
Amortization of other intangible assets	(6,534)	(6,836)	(3,680)
Interest and other expense, net	(14,876)	(6,086)	(4,196)
Litigation settlement gains (losses), net	(1,629)	1,672	—

Income from continuing operations before income tax provision	$97,187	$74,055	$109,629

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

14. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2005
Revenues	$116,614	$123,917	$133,189	$165,825
Direct cost of revenues	64,345	65,192	73,341	88,714
Other operating expenses	28,902	30,898	34,539	39,922

Operating income	23,367	27,827	25,309	37,189
Interest expense, net	(1,555)	(2,310)	(6,014)	(4,997)
Litigation settlement gains (losses), net	(304)	(708)	21	(638)

Income before income tax provision	21,508	24,809	19,316	31,554
Income tax provision	9,033	10,420	8,113	13,253

Net income	$12,475	$14,389	$11,203	$18,301

Earnings per common share — basic	$0.29	$0.34	$0.28	$0.47

Earnings per common share — diluted	$0.29	$0.33	$0.27	$0.46

Weighted average common shares outstanding
Basic	42,319	42,808	40,177	38,537

Diluted	42,741	43,326	41,170	39,959

2004
Revenues	$110,240	$107,445	$104,433	$104,887
Direct cost of revenues	61,898	58,357	56,739	57,976
Other operating expenses	27,447	26,047	27,074	32,998

Operating income	20,895	23,041	20,620	13,913
Interest expense, net	(1,407)	(1,396)	(1,375)	(1,908)
Litigation settlement gains (losses), net	—	—	—	1,672

Income before income tax provision	19,488	21,645	19,245	13,677
Income tax provision	7,971	8,852	8,294	6,060

Net income	$11,517	$12,793	$10,951	$7,617

Earnings per common share — basic	$0.27	$0.30	$0.26	$0.18

Earnings per common share — diluted	$0.27	$0.30	$0.26	$0.18

Weighted average common shares outstanding
Basic	42,097	42,172	42,134	41,994

Diluted	42,605	42,517	42,479	42,450

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted-average number of common shares outstanding during each quarterly period.

Revenues. In December 2005, we received a $22.5 million success fee in connection with the resolution of a legal case involving a bankrupt estate for which we served as fiduciary for several years. Professional services related to the success fee were performed prior to 2005, but because of significant contingencies surrounding the ultimate resolution of the matter, collection of the fees could not be reasonably assured. We used about $13 million of the proceeds to compensate professionals in the corporate finance/restructuring practice who participated in the assignment and to provide incentive compensation for other employees. This amount was recorded as accrued compensation in our consolidated balance sheet as of December 31, 2005.

Interest expense, net. In December 2004, we agreed to discount a note receivable due from the owner of one of our former subsidiaries. We discounted this note by $475,000 in exchange for payment of the note ahead of its maturity in 2010. We received this prepayment in January 2005. See Note 3. “Discontinued Operations,” for more details.

Other. During the fourth quarter of 2004, we recorded a $4.7 million loss on abandoned facilities and net litigation settlement gains of $1.7 million. See Note 9. “Commitments and Contingencies,” for more details. We also recorded additional amortization expenses of $1.6 million during the fourth quarter of 2004 as more fully described in Note 2. “Acquisitions—Purchase price allocation.”

15. Subsequent Event

On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., or Compass. The total acquisition cost was about $73.9 million consisting of $48.2 million in cash and 932,599 restricted shares of common stock valued at $25.7 million. We financed the cash portion of the purchase price from cash on hand. The purchase agreement provides for (A) post-closing purchase price adjustments based on actual adjusted earnings before interest and taxes, or EBIT, as of December 31, 2005 and (B) post-closing cash adjustment payments based on actual working capital as of December 31, 2005. For each fiscal year ending between December 31, 2006 and December 31, 2013, the purchase agreement provides for:

•	additional consideration based on EBIT of the business unit;

•	the set aside of a percentage of EBIT of the business unit for each fiscal year to be used as incentive compensation to employees of and consultants to the business; and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $27.61.

Compass is a top competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers, and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2005, pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Policy on Ethics and Business Conduct, which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Corporate Controller and our other financial professionals, as well as our Chief Operating Officer, Chief Risk Officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available in the “About FTI” section of our website at www.fticonsulting.com, under “Governance.” If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K filed with the Securities Exchange Commission. We will provide printed copies of our Corporate Governance documents, including, without limitation, our Corporate Governance Guidelines, the Charters of the Committees of our Board and our Code of Ethics, to any person, without charge, upon request to Joanne F. Catanese, Associate General Counsel and Secretary, FTI Consulting, Inc., 500 East Pratt Street, Suite 1400, Baltimore, Maryland 21202, telephone number (410) 951-4800.

ITEM 11. EXECUTIVE	COMPENSATION

The information contained in our proxy statement under the caption “Executive Officers and Compensation” is incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officers and Compensation,” including, without limitation, “—Equity Compensation Plans” and in this Form 10-K under “Part II—Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in our proxy statement under the caption “Executive Officers and Compensation—Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information contained in our proxy statement under the caption “Auditor Services” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULE

(a)	(1)	The following financial statements are included in this annual report on Form 10-K:

		Management’s Report on Internal Control over Financial reporting

		Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

		Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements

		Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

		Consolidated Statements of Income for the years ended December 31, 2005, December 31, 2004 and December 31, 2003

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, December 31, 2004 and December 31, 2003

		Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003

		Notes to Consolidated Financial Statements

	(2)	The following financial statement schedule is included in this annual report on Form 10-K:

		Schedule II — Valuation and Qualifying Accounts

		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise furnished.

FTI Consulting, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts*	Deductions**	Balance at End of Period
Year Ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$16,693	$5,482	$27	$4,872	$17,330

Year Ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$20,045	$7,062	$523	$10,937	$16,693

Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$13,287	$5,109	$11,532	$9,883	$20,045

*	Includes (1) allowance recorded upon acquisitions, net of dispositions and adjustments to purchase price allocations and (2) provision for unbilled services recorded as a reduction to revenues as it relates to fee adjustments and other discretionary pricing adjustments.
**	Includes (1) direct write-offs of uncollectible and unrealizable accounts receivable and (2) recoveries of billed accounts receivable and fee adjustments not previously written off.

(3) List of exhibits filed with this annual report or previously filed as indicated and incorporated herein by reference.

Exhibit Number	Exhibit Description
1.1	Purchase Agreement, dated as of July 28, 2005, by and among FTI, the guarantors named therein and the Initial Purchasers named therein, relating to the 7 5/8% Senior Notes due 2013. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting’s Form 8-K dated July 28, 2005 and incorporated herein by reference).

1.2	Purchase Agreement, dated as of July 28, 2005, by and among FTI, the guarantors named therein and the Initial Purchasers named therein, relating to the 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting’s Form 8-K dated July 28, 2005 and incorporated herein by reference).

2.1	Agreement for the Purchase and Sale of Assets dated as of July 24, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on July 26, 2002 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

2.2	LLC Membership Interests Purchase Agreement dated as of January 31, 2000, by and among FTI Consulting, Inc., and Michael Policano and Robert Manzo (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on February 15, 2000 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

2.3	Asset Purchase Agreement dated October 22, 2003, by and among KPMG LLP, DAS Business LLC and FTI Consulting, Inc. (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on November 14, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

2.4	Asset Purchase Agreement dated September 25, 2003, by and among FTI Consulting, Inc., LI Acquisition Company, LLC, Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp. (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on October 2, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

2.5	Asset Purchase Agreement dated February 16, 2005, by and among FTI Consulting, Inc., FTI, LLC, FTI Repository Services, LLC, FTI Consulting Ltd., FTI Australia Pty Ltd, Edward J. O’Brien and Christopher R. Priestley, Messrs. Edward J. O’Brien and Christopher R. Priestley trading as the Ringtail Suite Partnership, Ringtail Solutions Pty Ltd, on its behalf and as trustee for Ringtail Unit Trust, Ringtail Solutions, Inc. and Ringtail Solutions Limited (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on February 23, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

2.6	Asset Purchase Agreement, dated as of May 23, 2005, by and among Cambio Health Solutions, LLC, Cambio Partners, LLC, each of the individuals named in Exhibit A thereto that becomes a party thereto prior to the Closing (as defined therein) by executing a joinder agreement on or after the date thereof, FTI Consulting, Inc, FTI, LLC, FTI Cambio LLC, and the Seller Representative (as defined therein). With the exception of Exhibit 7.2(h) (Form of Restricted Stock Agreement), schedules (or similar attachments) to the Asset Purchase Agreement are not filed. FTI will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K dated May 23, 2005, and incorporated herein by reference.)

Exhibit Number	Exhibit Description
2.7	Stock and Asset Purchase Agreement, dated as of November 15, 2005, by and among FTI Compass, LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, FTI, LLC, a Maryland limited liability company, Competition Policy Associates, Inc., a District of Columbia corporation (the “Company”), and the stockholders of the Company listed on Schedule I thereto. With the exception of Exhibit A (Form of Restricted Stock Agreement), which is incorporated by reference herein, exhibits, schedules (or similar attachments) to the Stock and Asset Purchase Agreement are not filed. FTI Consulting Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (Filed with the SEC on November 19, 2006 as an exhibit to FTI Consulting’s Form 8-K dated November 22, 2005, and incorporated herein by reference).

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

3.2	By-Laws of FTI Consulting, Inc., as amended and restated effective September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.)

4.1	Indenture dated August 2, 2005 among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to the senior notes. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

4.2	Indenture, dated as of August 2, 2005, by and among FTI, the guarantors named therein and Wilmington Trust Company, as trustee, relating to the convertible notes. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting’s Form 8-K dated July 28, 2005 and incorporated herein by reference).

4.3	Form of Note (included as Exhibit A to Exhibit 4.1)

4.4	Registration Rights Agreement, dated as of August 2, 2005, among FTI Consulting, Inc., Goldman, Sachs & Co. and Banc of America Securities LLC. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

4.5	First Supplemental Indenture relating to the senior notes, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors names therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, relating to the senior notes. (Filed with the SEC on January 13, 2006 as an exhibit to FTI Consulting’s amendment no. 1 to its registration statement on Form S-4 and incorporated herein by reference.)

4.6	First Supplemental Indenture relating to the convertible notes, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors names therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, relating to the convertible notes. (Filed with the SEC on January 13, 2006 as an exhibit to FTI Consulting’s amendment no. 1 to its registration statement on Form S-3 and incorporated herein by reference.)

Exhibit Number	Exhibit Description

4.7	Second Supplemental Indenture dated as of February 22, 2006, by and among FTI Consulting, Inc., the guarantors named therein, Competition Policy Associates, Inc. and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee. (Filed with the SEC on February 24, 2006 as an exhibit to FTI Consulting’s, post-effective amendment no. 2 to its registration statement on Form S-3 and incorporated herein by reference.)

10.1*	1992 Stock Option Plan, as amended. (Filed as an exhibit to FTI Consulting’s registration statement on Form SB-1, as amended (File No. 333-2002), and incorporated herein by reference.)

10.2*	1997 Stock Option Plan, as amended. (Filed with the SEC on April 10, 2002 as an exhibit to FTI Consulting’s definitive proxy statement on Schedule 14A, and incorporated herein by reference.)

10.3*	Employee Stock Purchase Plan, as amended. (Incorporated by reference herein to FTI Consulting’s registration statement on Form S-8 (File No. 333-115786) filed with the SEC on May 24, 2004, which was incorporated by reference to the exhibit to FTI Consulting’s definitive proxy statement on Schedule 14A filed with the SEC on April 7, 2004.)

10.4*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.)

10.5*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Stewart J. Kahn. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.)

10.6*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Theodore I. Pincus. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.)

10.7	Amended and Restated Credit Agreement, dated as of November 28, 2003, among FTI Consulting, Inc. and its subsidiaries named therein and Bank of America, N.A, as administrative agent and the other lenders named therein. (Filed with the SEC on December 12, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.8	First Amendment dated as of April 19, 2005 (excluding schedules), by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the SEC on April 22, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.9	Second Amendment, dated as of August 2, 2005, to the Amended and Restated Credit Agreement, dated as of November 28, 2003, by and among FTI, the guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K and incorporated herein by reference.)

10.10	Amended and Restated Pledge Agreement, dated as of November 28, 2003, among the pledgors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the SEC on December 12, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.11	Amended and Restated Security Agreement, dated as of November 28, 2003, among the grantors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the SEC on December 12, 2003 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

Exhibit Number	Exhibit Description

10.12	Registration Rights Agreement dated as of August 30, 2002, by and between FTI Consulting, Inc., PricewaterhouseCoopers LLP and the other signatories thereto. (Filed with the SEC on September 13, 2002 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.13	Transition Services Agreement dated as of August 30, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed with the SEC on September 13, 2002 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.14*	Employment Agreement dated September 20, 2004 between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

10.15*	Restricted Stock Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.)

10.16*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed, and incorporated herein by reference.)

10.17*	Amendment dated September 23, 2004 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the SEC on as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 9, 2004, and incorporated herein by reference.)

10.18*	Restricted Stock Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated September 23, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.)

10.19*	Employment Agreement dated July 17, 2002 between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the SEC on August 6, 2004 as an exhibit to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.)

10.20*	Restricted Stock Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the SEC on November 2, 2005 as an exhibit to FTI Consulting’s Form 8-K dated November 1, 2005 and incorporated herein by reference).

10.21*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the SEC on November 2, 2005 as an exhibit to FTI Consulting’s Form 8-K dated November 1, 2005 and incorporated herein by reference).

10.22*	FTI Consulting, Inc. Performance-Based Incentive Compensation Plan. (Filed with the SEC on December 1, 2004 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.23*	FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated as of April 27, 2005. (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.24*	Form of Incentive Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the SEC on November 9, 2004 as exhibit 4.1 to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.)

Exhibit Number	Exhibit Description

10.25*	Form of Restricted Stock Agreement used with 2004 Long-Term Incentive Plan, as amended. (Filed with the SEC on November 9, 2004 as exhibit 4.2 to FTI Consulting’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.)

10.26*	Form of Incentive Stock Option Agreement used with 1997 Stock Option Plan, as amended. (Filed with the SEC on February 24, 2005 as exhibit 10.1 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

10.27*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of October 28, 2004. (Filed with the SEC on February 24, 2005 as exhibit 10.2 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

10.28*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of February 17, 2005. (Filed with the SEC on February 24, 2005 as exhibit 10.3 to FTI Consulting’s Form 8-K, and incorporated herein by reference.)

10.29*	Written Summary of Non-Employee Director Compensation approved by the Board of Directors of FTI Consulting, Inc. on April 27, 2005. (Filed with the SEC on May 3, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.30*	FTI Consulting, Inc. Non-Employee Director Compensation Plan, established effective April 27, 2005. (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.31*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement. (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.32*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement. (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.33*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Unit Agreement. (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting’s current report on Form 8-K, and incorporated herein by reference.)

10.34*	FTI Consulting, Inc. Incentive Compensation Plan, Amended and Restated Effective October 25, 2005. (Filed with the SEC on October 28, 2005 as an exhibit to FTI Consulting’s Form 8-K dated October 25, 2005 and incorporated herein by reference).

10.35*	Form of Non-qualified Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the SEC on January 13, 2006 as an exhibit to FTI Consulting’s registration statement on Form S-4/A and incorporated herein by reference).

10.36*	Restricted Stock Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the SEC on January 13, 2006 as an exhibit to FTI Consulting’s registration statement on Form S-4/A and incorporated herein by reference).

10.37*	Amendment No. 1 dated as of January 9, 2006, to the Employment Agreement dated as of March 31, 2004 between FTI Consulting, Inc. and Barry S. Kaufman (Filed with the SEC on January 12, 2006 as an exhibit to FTI Consulting’s current report on Form 8-K dated January 9, 2006, and incorporated herein by reference.)

10.38†*	Stock Option Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006.

Exhibit Number	Exhibit Description

10.39	Third Amendment dated as of February 24, 2006, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the SEC on March 6, 2006 as an exhibit to FTI Consulting’s current report on Form 8-K dated March 6, 2006 and incorporated herein by reference.)

11.0	Computation of Earnings Per Share. (included in Note 1 to the Consolidated Financial Statements included in Part II—Item 8 herein).

21.0 †	Subsidiaries of FTI Consulting, Inc.

23.0 †	Consent of Ernst & Young LLP.

31.1 †	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2 †	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1 †	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2 †	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Policy on Disclosure Controls, as last amended and restated effective as of September 17, 2004 (Filed with the SEC on March 15, 2005 as an exhibit to FTI Consulting’s annual report on Form 10-K for year ended December 31, 2004, and incorporated herein by reference.)

99.2	Policy Statement on Inside Information and Insider Trading, as last amended and restated effective as of September 17, 2004 (Filed with the SEC on March 15, 2005 as an exhibit to FTI Consulting’s annual report on Form 10-K for year ended December 31, 2004, and incorporated herein by reference.)

99.3	Policy on Conflicts of Interest. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting’s annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.)

99.4	Corporate Governance Guidelines, as last amended and restated effective as of September 17, 2004 (Filed with the SEC on March 15, 2005 as an exhibit to FTI Consulting’s annual report on Form 10-K for year ended December 31, 2004, and incorporated herein by reference.)

99.5	Categorical Standards of Director Independence, as last amended and restated effective as of May 19, 2004 (Filed with the SEC on March 15, 2005 as an exhibit to FTI Consulting’s annual report on Form 10-K for year ended December 31, 2004, and incorporated herein by reference.)

99.6	Charter of Audit committee, as last amended and restated effective as of February 15, 2005 (Filed with the SEC on March 15, 2005 as an exhibit to FTI Consulting’s annual report on Form 10-K for year ended December 31, 2004, and incorporated herein by reference.)

99.7	Charter of the Compensation Committee, as last amended and restated effective as of September 17, 2004 (Filed with the SEC on March 15, 2005 as an exhibit to FTI Consulting’s annual report on Form 10-K for year ended December 31, 2004, and incorporated herein by reference.)

99.8	Charter of the Nominating and Corporate Governance Committee, as last amended and restated effective as of September 17, 2004 (Filed with the SEC on March 15, 2005 as an exhibit to FTI Consulting’s annual report on Form 10-K for year ended December 31, 2004, and incorporated herein by reference.)

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 6th day of March 2006.

FTI CONSULTING, INC.

By:	/s/ JACK B. DUNN, IV
Name:	Jack B. Dunn, IV
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Chairman of the Board and Director	March 6, 2006

/s/ JACK B. DUNN, IV Jack B. Dunn, IV	Chief Executive Officer President and Director (principal executive officer)	March 6, 2006

/s/ DOMINIC DINAPOLi Dominic DiNapoli	Executive Vice President and Chief Operating Officer	March 6, 2006

/s/ THEODORE I. PINCUS Theodore I. Pincus	Executive Vice President and Chief Financial Officer (principal financial officer)	March 6, 2006

/s/ CHARLES BORYENACE Charles Boryenace	Vice President and Controller (principal accounting officer)	March 6, 2006

/s/ MARK H. BEREY Mark H. Berey	Director	March 6, 2006

/s/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	March 6, 2006

/s/ JAMES A. FLICK, JR. James A. Flick, Jr.	Director	March 6, 2006

/s/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director	March 6, 2006

/s/ MATTHEW F. MCHUGH Matthew F. McHugh	Director	March 6, 2006

/s/ PETER F. O’MALLEY Peter F. O’Malley	Director	March 6, 2006

/s/ GEORGE P. STAMAS George P. Stamas	Director	March 6, 2006