Form 10-Q
period 2006-03-31
FTI CONSULTING INC
filed 2006-05-03
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer    ☒                Accelerated filer    ☐                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common stock, par value $0.01 per share	39,970,425

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2005	March 31, 2006
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$153,383	$47,640
Accounts receivable
Billed receivables	87,947	105,906
Unbilled receivables	56,871	78,184
Allowance for doubtful accounts and unbilled services	(17,330)	(18,876)

	127,488	165,214
Notes receivable	2,713	3,871
Prepaid expenses and other current assets	8,147	8,475
Deferred income taxes	6,404	9,425

Total current assets	298,135	234,625
Property and equipment, net	29,302	29,299
Goodwill	576,612	639,188
Other intangible assets, net	21,454	26,000
Other assets	33,961	42,988

Total assets	$959,464	$972,100

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$21,762	$23,576
Accrued compensation	72,688	48,392
Billings in excess of services provided	10,477	11,845

Total current liabilities	104,927	83,813
Long-term debt, net of current portion	348,431	347,350
Deferred income taxes	33,568	35,938
Other liabilities	18,269	19,713
Commitments and contingent liabilities (notes 3, 5, 6 and 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 39,009 shares issued and outstanding — 2005; and 39,872 shares issued and outstanding — 2006	390	399
Additional paid-in capital	238,055	245,687
Unearned compensation	(11,089)	—
Retained earnings	226,913	239,200

Total stockholders’ equity	454,269	485,286

Total liabilities and stockholders’ equity	$959,464	$972,100

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2005	2006
Revenues	$116,614	$169,264

Operating expenses
Direct cost of revenues	64,345	95,259
Selling, general and administrative expense	28,153	43,226
Amortization of other intangible assets	749	2,954

	93,247	141,439

Operating income	23,367	27,825

Other income (expense)
Interest income	167	921
Interest expense and other	(1,722)	(5,883)
Litigation settlement losses, net	(304)	(264)

	(1,859)	(5,226)

Income before income tax provision	21,508	22,599
Income tax provision	9,033	10,312

Net income	$12,475	$12,287

Earnings per common share — basic	$0.29	$0.31

Earnings per common share — diluted	$0.29	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2006	39,009	$390	$238,055	$(11,089)	$226,913	$454,269
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $254	80	1	1,830			1,831
Employee stock purchase plan	145	2	2,572			2,574
Restricted share grants, net of forfeitures	5	—				—
Business combinations	933	9	26,079			26,088
Purchase and retirement of common stock	(300)	(3)	(15,330)			(15,333)
Reclassification due to adoption of new accounting standard (note 2)			(11,089)	11,089		—
Stock-based compensation			3,570			3,570
Net income					12,287	12,287

Balance, March 31, 2006	39,872	$399	$245,687	$—	$239,200	$485,286

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Three Months Ended March 31,
	2005	2006
Operating activities
Net income	$12,475	$12,287
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and other amortization	2,601	3,049
Amortization of other intangible assets	749	2,954
(Recoveries of) provision for doubtful accounts, net	(580)	2,816
Non-cash stock-based compensation	451	3,713
Income tax benefit from stock option exercises and other	75	—
Excess tax benefits from stock-based compensation	—	(132)
Non-cash interest expense	355	604
Other	714	(15)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(25,277)	(35,476)
Notes receivable	349	(10,515)
Prepaid expenses and other assets	(1,860)	(319)
Accounts payable, accrued expenses and other	187	3,121
Income taxes payable	2,753	3,039
Accrued compensation	(8,372)	(24,291)
Billings in excess of services provided	(129)	1,368

Net cash used in operating activities	(15,509)	(37,797)

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(20,146)	(51,475)
Purchases of property and equipment	(4,025)	(3,237)
Proceeds from note receivable due from purchasers of former subsidiary	5,525	—
Change in other assets	10	339

Net cash used in investing activities	(18,636)	(54,373)

Financing activities
Issuance of common stock under equity compensation plans	2,491	1,577
Purchase and retirement of common stock	(7,707)	(15,333)
Borrowings under revolving credit facility	25,000	—
Payments of revolving credit facility	(2,500)	—
Payments of long-term debt	(5,000)	—
Excess tax benefits from stock-based compensation	—	132
Other	(71)	51

Net cash provided by (used in) financing activities	12,213	(13,573)

Net decrease in cash and cash equivalents	(21,932)	(105,743)

Cash and cash equivalents, beginning of period	25,704	153,383

Cash and cash equivalents, end of period	$3,772	$47,640

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1.	Basis of Presentation and Significant Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and under the rules and regulations of the Securities and Exchange Commission for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. You should not expect the results of operations for interim periods to necessarily be an indication of the results for a full year. You should read these financial statements in conjunction with the consolidated financial statements and the notes contained in our annual report on Form 10-K for the year ended December 31, 2005.

Earnings per Common Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our stock option plans, including restricted shares using the treasury stock method; and shares issuable upon conversion of our convertible senior subordinated notes using the if-converted method. Since the average price per share of our common stock was below the conversion price of our convertible notes, the convertible notes did not have a dilutive effect on our earnings per share for any of the periods presented. Until the market price of our common stock exceeds $31.25 per share, the conversion feature of the convertible notes will not have an impact on the number of shares utilized to calculate diluted earnings per share. When the market price of our common stock exceeds $31.25 per share, the number of shares that would be issued if the convertible notes were converted will be included as outstanding shares in the calculation of the diluted earnings per share.

	Three Months Ended March 31,
	2005	2006
Numerator — basic and diluted
Net income	$12,475	$12,287

Denominator
Weighted average number of common shares outstanding — basic	42,319	39,326
Effect of dilutive stock options	422	738
Effect of dilutive restricted shares	—	179

Weighted average number of common shares outstanding — diluted	42,741	40,243

Earnings per common share — basic	$0.29	$0.31

Earnings per common share — diluted	$0.29	$0.31

Antidilutive stock options and restricted shares	3,185	1,065

Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2005	2006
Other non-cash investing and financing activities
Issuance of common stock to acquire businesses	$14,978	$26,088

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Stock-Based Compensation Expense. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective method under which prior period amounts are not restated for comparative purposes. Under the modified prospective method, we are required to recognize compensation cost:

•	for all share-based payments granted after January 1, 2006 based on the requirements of Statement No. 123(R) and

•	for all unvested awards granted prior to January 1, 2006 using the compensation cost calculated for pro forma disclosure purposes under Statement 123.

Under statement No. 123(R), we are required to recognize all share-based payments to employees and non-employee directors in our financial statements based on their grant date fair values, using prescribed option-pricing models. We use the Black-Scholes option pricing model to value share-based payments. Compensation expense related to stock-based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period. Under Statement No. 123(R), stock-based compensation expense is based on awards ultimately expected to vest and must be reduced for estimated forfeitures.

For the three months ended March 31, 2006, as a result of adopting Statement No. 123(R), our income before income taxes was $3.1 million lower and our net income was $2.5 million lower than if we had continued to account for share-based compensation under APB Opinion No. 25. If we had not adopted Statement 123(R), our basic earnings per share would have been $0.07 higher than our reported basic earnings per share of $0.31; and our diluted earnings per share would have been $0.06 higher than our reported diluted earnings per share of $0.31. Upon adoption of Statement No. 123(R), we reclassified our unamortized unearned compensation related to the issuance of unvested restricted stock awards to additional paid-in capital in our balance sheet.

Prior to the adoption of Statement No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of compensation cost recognized for those options, referred to as excess tax benefits, to be classified as financing cash flows. The $0.1 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted Statement No. 123(R).

In November 2005, the FASB issued FASB Staff Position, or FSP, No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP No. 123(R)-3 provides an elective alternative method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of Statement No. 123(R). We have up to one year to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

Reclassifications. Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

2.	Stock-Based Compensation

Stock-Based Incentive Compensation Plans. Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997 plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of March 31, 2006, 40,538 shares of common stock are available for grant under our 1997 Stock Option Plan.

Our 2004 Long-Term Incentive Plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other stock-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares, performance awards or other stock-based awards. As of March 31, 2006, 1,080,882 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

Generally, options are granted to employees with exercise prices equal to or exceeding the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of our board of directors. Options granted under our stock-based incentive compensation plans generally vest over three to five years, although some options granted during 2006 vest over eight years. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years. Our stock-based incentive compensation plans provide for accelerated vesting if there is a change in control, as defined in the plan. We issue new shares of our common stock whenever stock options are exercised or share awards are granted.

Periodically we issue restricted and unrestricted shares to employees in connection with new hires and performance evaluations. The fair market value on the date of issue of unrestricted shares is immediately charged to compensation expense. The fair market value on the date of issue of restricted shares is charged to compensation expense ratably over the remaining service period as the restrictions lapse. During the three months ended March 31, 2006, we granted 10,000 restricted shares common stock to employees at a weighted-average fair value of $28.09.

Employee Stock Purchase Plan. The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,300,000 shares are authorized for purchase under the plan. As of March 31, 2006, 378,058 shares of our common stock are available for purchase under the plan. Employees purchased 144,680 shares of common stock under this plan during the three months ending March 31, 2006 at the weighted-average price per share of $17.79.

Stock-Based Compensation Expense. We use the Black-Scholes option-pricing model to value our option and purchase plan grants using the assumptions in the following table. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities with remaining terms similar to the expected term of the option or purchase plan award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. To estimate the market price volatility of our common stock, we use the historical volatility of our common stock over a time period equal to the expected term of the option or purchase plan award. The expected life of option grants is based on historical observations of the actual

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

time lapsed between the grant date and exercise date. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

	Three Months Ended March 31,
	2005	2006
Risk-free interest rate — option plan grants	3.44% — 3.98%	4.29% — 4.66%
Risk-free interest rate — purchase plan grants	2.55%	4.37%
Dividend yield	0%	0%
Expected life of option grants	3 years	3 — 10 years
Expected life of stock purchase plan grants	0.5 years	0.5 years
Stock price volatility — option plan grants	51.2% — 54.1%	45.8% —50.4%
Stock price volatility — purchase plan grants	34.7%	32.0%

The table below reflects the total stock-based compensation expense recognized in our statements of income for the three months ended March 31, 2005 and 2006. Statement No. 123(R) requires forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience. For the three months ended March 31, 2006, stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In our pro forma disclosures of stock-based compensation under Statement No. 123, we accounted for forfeitures as they occurred.

	March 31, 2005		March 31, 2006
Income Statement Classification	Option Grants And Stock Purchase Plan Rights	Restricted Stock Grants	Option Grants And Stock Purchase Plan Rights	Restricted Stock Grants
Direct cost of revenues	$—	$324	$553	$324
Selling, general and administrative expense	—	127	2,523	313

Stock-based compensation expense before income taxes	—	451	3,076	637
Income tax benefit	—	189	600	271

Stock-based compensation, net of income taxes	$—	$262	$2,476	$366

As of March 31, 2006, there was $10.6 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 3.4 years as the options vest. There were no stock-based compensation costs capitalized as of March 31, 2006.

As permitted by Statement No. 123, prior to January 1, 2006, we accounted for share-based payments to employees and non-employee members of our board of directors using the intrinsic value method prescribed by APB Opinion No. 25. Under APB Opinion No. 25, we recorded compensation expense over the vesting period to the extent that the fair value of the underlying stock on the grant date exceeded the exercise or acquisition price of the stock or stock-based award. Because options granted under our stock-based incentive compensation plans had an exercise price greater than or equal to the market value of the underlying common stock on the grant date, we generally did not recognize compensation cost related to employee stock options or shares issued under our

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

employee stock purchase plan. For the three months ending March 31, 2005, the following table illustrates the effect on net income and earnings per share if we had determined compensation cost by applying the fair value recognition provisions of Statement No. 123 to stock-based employee awards.

Net income, as reported	$12,475
Add — Stock-based employee compensation cost included in reported net income, net of income taxes	262
Deduct — Total stock-based employee compensation expense determined under a fair value based method for all awards, net of income taxes	(2,048)

Net income, pro forma	$10,689

Earnings per common share
Basic, as reported	$0.29

Basic, pro forma	$0.25

Diluted, as reported	$0.29

Diluted, pro forma	$0.25

General Stock Option and Stock Award Information. The following table summarizes the option activity under our stock-based incentive compensation plans as of and during the three-months ended March 31, 2006. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on changes in the fair market value of our common stock. The total intrinsic value of options exercised was $0.2 million during the three months ended March 31, 2005 and $0.7 million during the three months ended March 31, 2006. The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total fair value of stock options that vested was $0.5 million during the three months ended March 31, 2005 and $0.5 million during the three months ended March 31, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1	4,604	$20.56
Options granted during the period:
Options granted = fair market value	410	$28.10
Options granted > fair market value	22	$31.91
Options exercised	(80)	$19.67
Options forfeited	(18)	$22.22

Options outstanding, March 31	4,938	$21.24	7.4 years	$36,234

Options exercisable, March 31	3,204	$20.42	7.1 years	$25,985

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below reflects the weighted-average grant-date fair value of stock options granted, shares purchased under our employee stock purchase plan and restricted shares granted during the three months ended March 31, 2005 and 2006.

	Three Months Ended March 31,
	2005	2006
Stock options:
Grant price = fair market value	$7.51	$16.99
Grant price > fair market value	$6.82	$13.41
Employee stock purchase plan shares	$5.46	$6.78
Restricted shares	—	$28.09

Following is a summary of the status of stock options outstanding and exercisable at March 31, 2006.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
$ 1.90 — $16.74	790	$11.40	5.8 years	688	$10.77
$16.75 — $21.00	998	$18.60	8.5 years	424	$18.87
$21.01 — $22.34	954	$21.54	7.0 years	724	$21.41
$22.35 — $25.67	1,081	$23.79	7.1 years	882	$24.07
$25.68 — $33.25	1,115	$27.88	8.3 years	486	$27.33

	4,938			3,204

A summary of our unvested restricted share award activity during the three months ended March 31, 2006 is presented below. The fair value of unvested restricted share awards is determined based on the closing market price of our common on the grant date. Forfeitures of unvested restricted shares have been nominal; therefore compensation expense related to unvested restricted shares has not been adjusted for expected forfeitures.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted shares outstanding, January 1	640	$21.32
Restricted shares granted	10	$28.09
Restricted shares vested	(3)	$26.42
Restricted shares forfeited	(5)	$15.65

Unvested restricted shares outstanding, March 31	642	$21.44

As of March 31, 2006, there was $10.7 million of unrecognized compensation cost related to unvested stock-based compensation arrangements. That cost is expected to be recognized ratably over a weighted-average period of 5.1 years as the shares vest. The total fair value of restricted shares that vested during the three months ended March 31, 2006 was $0.1 million. No restricted shares vested during the three months ended March 31, 2005.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

3.	Acquisitions

We record assets acquired and liabilities assumed in business combinations on our balance sheet as of the respective acquisition dates based upon their estimated fair values at the acquisition date. We include the results of operations of businesses acquired in our statement of income beginning on the acquisition dates. We allocate the acquisition cost to identifiable tangible and intangible assets and liabilities based upon their estimated relative fair values. We allocate the excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed to goodwill. We determine the fair value of intangible assets acquired based upon independent appraisals. The fair value of shares of our common stock issued in connection with a business combination is based on a five-day average of the closing price of our common stock two days before and two days after the date we agree to the terms of the acquisition and publicly announce the transaction. In certain circumstances, the allocations of the excess purchase price are based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. Revisions to our preliminary estimates of fair value may be significant. Since the business combinations consummated in 2005 and 2006 did not materially impact our results of operations, pro forma results have not been presented.

Compass. On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., or Compass. Compass is a top competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers, and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim. The total acquisition cost was about $74.3 million consisting of net cash of $47.8 million, $0.4 million of transaction costs and 932,599 restricted shares of common stock valued at $26.1 million. We financed the cash portion of the purchase price from cash on hand. The purchase agreement provides for:

•	post-closing purchase price adjustments based on actual adjusted earnings before interest and taxes, or EBIT, as of December 31, 2005 and

•	post-closing cash adjustment payments based on actual working capital as of December 31, 2005.

For each fiscal year ending between December 31, 2006 and December 31, 2013, the purchase agreement provides for:

•	additional consideration based on EBIT of the business unit;

•	the set aside of a percentage of EBIT of the business unit for each fiscal year to be used as incentive compensation to employees of and consultants to the business; and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $27.61.

We allocated the acquisition cost to identifiable assets and liabilities based upon their estimated relative fair values. We are in process of completing a valuation of the identifiable intangible assets that we acquired consisting principally of contract backlog, customer relationships and non-competition agreements. At March 31, 2006, the estimated valuation of these intangible assets, totaling $7.5 million, is based on data we have developed to date. We expect to complete our valuation by the end of 2006. The final purchase price allocation may differ from our preliminary estimates. We recorded $62.8 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

We issued and aggregate of $8.0 million of loans to key employees and outside consultants of Compass at the time of the acquisition. Interest is payable quarterly at 4.65%. The principal amount is due in January 2016 or earlier if the employee resigns or the consultants stop providing service to us. These loans are classified as long-term other assets in our consolidated balance sheet.

4.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill for the three months ended March 31, 2006, are as follows:

	Forensic/ Litigation	Corporate Finance/ Restructuring	Economics	Technology	Consolidated
Balance, January 1, 2006	$122,140	$298,839	$125,349	$30,284	$576,612
Goodwill acquired during the period	—	—	62,787	—	62,787
Adjustments to allocation of purchase price	—	(252)	—	41	(211)

Balance, March 31, 2006	$122,140	$298,587	$188,136	$30,325	$639,188

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $0.7 million for the three months ended March 31, 2005 and $3.0 million for the three months ended March 31, 2006. Based solely on the amortizable intangible assets recorded as of March 31, 2006, we estimate amortization expense to be $8.0 million during the remainder of 2006, $3.8 million in 2007, $3.6 million in 2008, $3.4 million in 2009, $0.7 million in 2010, $0.4 million in 2011, and $0.7 million in years after 2011. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors. The carrying amounts of the amortizable assets we acquired in connection with the acquisition completed during the first quarter of 2006 are based on our estimated valuations, which we expect to complete by the end of 2006. The final purchase price allocations may differ from our preliminary estimates. See note 3.

		December 31, 2005		March 31, 2006
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	3.5 to 15	$10,340	$2,827	$12,340	$3,334
Contract backlog	0.5 to 3	8,105	3,536	9,548	4,424
Software	5	4,400	733	4,400	953
Non-competition agreements	3 to 5	2,421	1,116	4,421	1,398

		25,266	8,212	30,709	10,109

Unamortized intangible assets
Tradenames	Indefinite	4,400	—	5,400	—

		$29,666	$8,212	$36,109	$10,109

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

5.	Long-Term Debt and Capital Lease Obligations

	December 31, 2005	March 31, 2006
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $1,569 — 2005 and $2,834 — 2006	$198,431	$197,166
3 3/4% convertible senior subordinated notes due 2012	150,000	150,000
Other	—	200

Total long-term debt	348,431	347,366
Less current portion	—	16

Long-term debt, net of current portion	$348,431	$347,350

Total capital lease obligations	$98	$75
Less current portion	76	75

Capital lease obligations, net of current portion	$22	$—

Senior Secured Credit Facility. As of March 31, 2006, our senior secured credit facility provides for a $100.0 million revolving line of credit. The maturity date of the $100.0 million revolving line of credit is November 28, 2008. We may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. We are also required to pay a commitment fee of between 0.25% and 0.375% on the unused portion of the revolving line of credit which is subject to change based on our consolidated leverage ratio. As of March 31, 2006, our commitment fee rate was 0.375%. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets. As of March 31, 2006, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of March 31, 2006, we had $8.6 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $91.4 million.

Our senior secured credit facility and the indenture governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At March 31, 2006, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indenture governing our senior notes.

Guarantees. Currently, we do not have any significant debt guarantees related to entities outside of the consolidated group. As of March 31, 2006, substantially all of our domestic subsidiaries are guarantors of borrowings under our senior secured credit facility, our senior notes and our convertible notes in the amount of $350.0 million.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Future Maturities of Long-Term Debt and Capital Lease Obligations. For periods subsequent to March 31, 2006, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of March 31, 2006 are as follows.

	Long-Term Debt	Capital Lease Obligations	Total
April 1 to December 31, 2006	$12	$77	$89
2007	18	—	18
2008	19	—	19
2009	19	—	19
2010	20	—	20
2011	20	—	20
Thereafter	350,092	—	350,092

	350,200	77	350,277

Less fair value hedge adjustment	2,834	—	2,834
Less imputed interest	—	2	2

	$347,366	$75	$347,441

6.	Derivative Instruments and Hedging Activities

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

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. We record all interest rate swaps at their fair market values within other assets or other liabilities on our balance sheet. As of December 31, 2005, the fair value of our interest rate swap agreement was a liability of $1.6 million. As of March 31, 2006, the fair value of our interest rate swap agreement was a liability of $2.8 million.

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our 7 5/8% fixed rate senior notes. The interest swap agreements mature on June 15, 2013. Under the terms of the interest rate swap agreements, we receive interest on the $60.0 million notional amount at a fixed rate of 7.625% and pay a variable rate of interest, between 7.73% and 7.77% at March 31, 2006, based on the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. In accordance with Statement

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness has been recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. For the three months ended March 31, 2006, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate reduced interest expense by $17,000.

7.	Commitments and Contingencies

Loss on Subleased Facilities. During the fourth quarter of 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility. As a result of this decision, we vacated leased office facilities prior to the lease termination dates. We recorded a loss of $4.7 million within our corporate segment related to the abandoned facilities during the fourth quarter of 2004. This charge includes $0.7 million of asset impairments and $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income of $4.2 million. In August 2005, we entered into a 30-month sublease related to some space in our new office facility in New York City resulting in a loss of $0.9 million. Sublease losses are classified as a component of selling, general and administrative expense and primarily represent the present value of the future lease payments related to the space we subleased net of estimated sublease income. As of December 31, 2005, the balance of the liability for loss on abandoned and subleased facilities was $2.4 million. During 2006, we made payments, net of sublease income, of about $0.3 million against the total lease loss liability. As of March 31, 2006, the balance of the liability for losses on abandoned and subleased facilities was $2.1 million.

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

See “Part II — Other Information, Item 1. Legal Proceedings.”

8.	Stockholders’ Equity

Common Stock Repurchase Program. In October 2003, our board of directors authorized the purchase, from time to time, of up to $50.0 million of our common stock. Since then, the authorized amount has been increased to a total of $219.7 million. Our share repurchase program is effective through December 31, 2006. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities.

On July 28, 2005, we entered into an accelerated share repurchase agreement with an investment bank in connection with our convertible notes offering. Under that agreement, we purchased and retired 2.3 million shares of our common stock from the investment bank for an aggregate purchase price of $55.1 million, representing an initial purchase price of $24.04 per share plus transaction costs. The share purchase was funded using the proceeds received from the private placement of our convertible notes. We recorded the stock purchase as a reduction to stockholders’ equity.

As part of the accelerated share repurchase transaction, we simultaneously entered into a forward contract with the investment bank that matured on February 10, 2006. The objective of the forward contract was to

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

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

We accounted for the forward contract under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument. As the fair value of the forward contract at inception was zero, no accounting for the forward contract was required until settlement, since the forward contract continued to meet the requirements for classification as an equity instrument. The amount paid to settle the contract was recorded as a reduction to additional paid-in capital and reflected as a purchase of common stock within our statement of stockholders’ equity.

During the three months ended March 31, 2006, we purchased and retired 0.3 million shares of our common stock for a total cost of about $8.5 million. Since inception of the program, we purchased and retired a total of 7.3 million shares of our common stock for a total of $178.2 million, including the $6.8 million we paid to settle the accelerated share repurchase agreement in February 2006, leaving $41.5 million available for purchase under the program.

9.	Segment Reporting

We manage our business in four reportable operating segments that each provides distinct services. Our reportable operating segments are managed separately and include our forensic/litigation practice, our corporate finance/restructuring practice, our economic consulting practice and our technology practice. We began to manage our technology practice as a separate reportable operating segment beginning in January 2006. This operating segment was previously managed within our forensic/litigation practice. Our technology consulting segment consists of our electronic evidence/e-discovery practice group, the complex litigation data analysis practice group, the software development group and our application services provider and document analytics business. Our trial technology group continues to be managed within our forensic/litigation practice. We have restated our 2005 segment results to conform to our 2006 presentation.

We evaluate the performance of these operating segments based on income before income taxes, net interest expense, depreciation, amortization and corporate general and administrative expenses. In general, our total assets, including long-lived assets such as property and equipment, and our capital expenditures are not specifically allocated to any particular segment. Accordingly, capital expenditures and total asset information by reportable segment is not presented. The reportable segments use the same accounting policies as those used by the company. There are no significant intercompany sales or transfers.

Substantially all of our revenues and assets are attributed to or are located in the United States. We do not have a single customer that represents ten percent or more of our consolidated revenues.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Three Months Ended March 31,	Forensic/ Litigation	Corporate Finance/ Restructuring	Economic Consulting	Technology	Corporate	Total
2005
Revenues	$38,042	$41,494	$25,424	$11,654	$—	$116,614
Gross margin	17,635	20,322	8,973	5,339	—	52,269
Segment profit (loss)	11,174	13,380	5,803	3,751	(7,695)	26,413

2006
Revenues	$50,113	$54,090	$38,076	$26,985	$—	$169,264
Gross margin	21,776	23,077	13,299	15,853	—	74,005
Segment profit (loss)	13,013	14,260	8,705	10,954	(13,368)	33,564

The following table presents a reconciliation of segment profit to income before income tax provision.

	Three Months Ended March 31,
	2005	2006
Operating profit
Total segment profit	$26,413	$33,564
Depreciation and amortization	(2,601)	(3,049)
Amortization of other intangible assets	(749)	(2,954)
Interest and other expense, net	(1,555)	(4,962)

Income before income tax provision	$21,508	$22,599

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2006 and 2005, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our annual report on Form 10-K for the year ended December 31, 2005. Historical results and any discussion of prospective results may not indicate our future performance. See “— Forward Looking Statements.”

We are a leading provider of problem-solving consulting and technology services to major corporations, financial institutions and law firms. Through our forensic/litigation practice, we provide an extensive range of services to assist clients in all phases of litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and other trial support services. Specifically, we help clients assess complex financial transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of financial recoveries and settlements. Through the use of proprietary information technology, we have demonstrated our ability to help control litigation costs, expedite the trial process and provide our clients with the ability to readily organize and access case-related data. Our repository services offer clients a secure extranet and web-hosting service for critical information. Our graphics services at trial and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court.

Beginning in January 2006, we began to manage our technology practice as a separate reportable operating segment. Our technology consulting segment consists of our electronic evidence/e-discovery practice group, the complex litigation data analysis practice group, the software development group and our application services provider and document analytics business. Our trial technology group continues to be managed within our forensic/litigation practice. We have restated our 2005 segment results to conform to our 2006 presentation.

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

Recent Events Affecting Our Operations. Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective transition method under which prior period amounts are not restated for comparative purposes. In 2006, we began to recognize expense in our statement of income associated with all stock-based awards based on the grant-date fair value of the awards. For the three months ended March 31, 2006, as a result of adopting Statement No. 123(R), our income before income taxes was $3.1 million lower and our net income was $2.5 million lower than if we had continued to account for share-based compensation under APB Opinion No. 25. If we had not adopted Statement 123(R), our basic earnings per share would have been $0.07 higher than our reported basic earnings per share of $0.31; and our diluted earnings per share would have been $0.06 higher than our reported diluted earnings per share of $0.31. As of March 31, 2006, there was $10.6 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 3.4 years as the options vest. See note 2 to our consolidated financial statements for more detailed information.

On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., or Compass. The total acquisition cost was about $74.3 million consisting of net cash of $47.8 million, $0.4 million of transaction costs and 932,599 restricted shares of common stock valued at $26.1 million. Compass is a top competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim. Compass operates as part of our economic consulting group.

Financial and Operating Overview. We derive substantially all of our revenues from providing professional services to our clients in the United States. Over the past several years the growth in our revenues and profitability has resulted from the acquisitions we have completed and from our ability to attract new and recurring engagements.

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

During the quarter ended March 31, 2006, our revenues increased $52.7 million, or 45.1%, as compared to the quarter ended March 31, 2005. Revenues increased in each of our operating segments for the quarter ended March 31, 2006 as compared to 2005. This growth is primarily attributable to an increase in the number of billable professionals we employ, improvements in the general economic conditions under which we operate, the acquisitions of Ringtail and Cambio completed during 2005 and the acquisition of Compass completed in January 2006. See “— Results of Operations” for a more detailed discussion and analysis of our financial results.

Our financial results are primarily driven by:

•	the utilization rates of the billable professionals we employ;

•	the number of revenue-generating professionals we employ;

•	the rates per hour we charge our clients for service;

•	the number and size of engagements we secure; and

•	demand for our software products and other technology services.

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

	Three Months Ended March 31,
	2005	2006	Percent Change
Forensic/Litigation	78%	84%	7.7%
Corporate Finance/Restructuring	83%	81%	(2.4)%
Economic Consulting	85%	85%	—
Technology	77%	85%	10.4%
Total Company	81%	83%	2.5%

Utilization of our professionals is affected by a number of factors, including:

•	the number, size and timing of client engagements;

•	the hiring of new professionals, which generally results in a temporary drop in our utilization rate during the transition period for new hires;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of professionals;

•	the timing of staff vacations; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

During the three-month period ended March 31, 2006, our overall utilization rate increased as compared to 2005 which is primarily attributable to the increased utilization of professionals in our forensic/litigation and technology practices offset by decreased utilization of professionals in our corporate finance practice. The increased utilization rate in our forensic/litigation consulting practice is primarily attributable to a large client assignment in 2006. This engagement began during the fourth quarter of 2005 and was substantially completed during the first quarter of 2006. The utilization of professionals in our technology practice increased primarily due to increased demand for our services.

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

	March 31, 2005		March 31, 2006		Percent Change
	Headcount	% of Total	Headcount	% of Total
Forensic/Litigation	296	37.7%	336	30.9%	13.5%
Corporate Finance/Restructuring	237	30.2%	333	30.7%	40.5%
Economic Consulting	150	19.1%	219	20.2%	46.0%
Technology	102	13.0%	198	18.2%	94.1%

Total Company	785	100.0%	1,086	100.0%	38.3%

The number of revenue-generating employees in the forensic/litigation and technology practices increased from March 31, 2005 to March 31, 2006 primarily due to increased demand for our services. The number of billable professionals in the corporate finance/restructuring practice increased primarily due to the acquisition of Cambio on May 31, 2005 which added 56 revenue-generating professionals to that practice. Throughout 2005, the number of billable professionals in the economic consulting practice increased in response to increased demand for economic consulting services resulting from improving market conditions. In addition, the acquisition of Compass in January 2006 added 26 revenue-generating professionals to the economic consulting practice.

Average Billable Rate per Hour. We calculate average billable rate per hour by dividing employee revenues for the period; excluding:

•	revenues generated from utilizing outside consultants;

•	revenues not associated with billable hours;

•	revenues resulting from reimbursable expenses; and

•	any large success fees not substantially attributable to billable hours generated by our professionals;

by the number of hours worked on client assignments during the same period.

	Three Months Ended March 31,
	2005	2006	Percent Change
Forensic/Litigation	$285	$291	2.1%
Corporate Finance/Restructuring	411	394	(4.1)%
Economic Consulting	382	373	(2.4)%
Technology	248	264	6.5%
Total Company	341	336	(1.5)%

Average hourly billable rates are affected by a number of factors, including:

•	the relative mix of our billable professionals (utilization and number of billable professionals at varying levels of billing rates);

•	our standard billing rates, which we have increased across all practices;

•	our clients’ perception of our ability to add value through the services we provide;

•	the market demand for our services;

•	introduction of new services by our competitors;

•	the pricing policies of our competitors;

•	the mix of services that we provide;

•	the level of revenue realization adjustments made during the period, including adjustments for potential or court ordered fee and expense adjustments; and

•	general economic conditions.

Average billable rate per hour increased in our forensic/litigation and technology practices primarily due to planned increases in billing rates. The average billable rate per hour decreased in our corporate finance/restructuring practice primarily due to an increase in realization adjustments and a change in staff mix. Average billable rate per hour decreased in our economic practice primarily due to the acquisition of Compass which has a lower average billable rate then the existing business.

Segment Profits.

	Three Months Ended March 31,
	2005		2006
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic/Litigation	$11,174	29.4%	$13,013	26.0%	16.5%
Corporate Finance/Restructuring	13,380	32.2%	14,260	26.4%	6.6%
Economic Consulting	5,803	22.8%	8,705	22.9%	50.0%
Technology	3,751	32.2%	10,954	40.6%	192.0%
Corporate	(7,695)	—	(13,368)	—	73.7%

Total Company	$26,413	22.6%	$33,564	19.8%	27.1%

We evaluate the performance of our operating segments based on income before income taxes, net interest expense, depreciation, amortization and corporate selling, general and administrative expenses. The increase in segment profits for the three months ended March 31, 2006 as compared to 2005 was driven by several factors, including the following:

•	a $1.9 million increase attributable to our forensic/litigation practice. This increase was due primarily to a large client assignment in 2006 coupled with an increase in utilization rates.

•	a $0.9 million increase attributable to our corporate finance/restructuring practice. Improved segment profits in this practice are primarily attributable to the acquisition of Cambio which contributed to $2.7 million to the quarterly increase offset by a $0.7 million decrease associated with our investment banking practice and an increased investment in our current and recently hired professionals to respond to increasing demand for our services.

•	a $2.9 million increase attributable to our economic consulting practice. This increase was due primarily to the acquisition of Compass in January 2006 which generated $2.6 million of the increase.

•	a $7.2 million increase attributable to our technology practice primarily driven by $2.6 million of increased segment profits for Ringtail and the increase in demand for our services; offset by

•	a $5.7 million increase in corporate segment losses that consists primarily of the change in selling, general and administrative expense which is discussed in more detail below under “— Results of Operations — Selling, General and Administrative Expense.”

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

Some clients pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, when we complete our work. If the client is in bankruptcy, fees for our professional services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work. We make a determination whether to record all or a portion of such a holdback as revenue prior to collection on a case-by-case basis.

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions or refunds imposed by bankruptcy courts. Even if a bankruptcy court approves of our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for these risks by reviewing the status of all accounts and recording reserves based on our experiences in these cases and historical bad debt expense. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or the bankruptcy court requires us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing significant services.

The provision for doubtful accounts and unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments, estimates of refunds that may be imposed by bankruptcy courts and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability or unwillingness to make required payments, the provision is recorded as bad debt expense which we classify within selling, general and administrative expense.

Goodwill and Other Intangible Assets. As of March 31, 2006, goodwill and other intangible assets represented 68.4% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we have completed since 2002. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements and software. We make at least annual impairment assessments of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

Stock-Based Compensation. Effective January 1, 2006, we adopted Statement No. 123(R) and began to recognize expense in our statement of income associated with all stock-based awards based on the grant-date fair value of the awards. Compensation expense related to stock-based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period. We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards, such as stock options and discounts provided for stock purchases under our employee stock purchase plan. The determination of the fair value of stock-based awards using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Those assumptions include estimating:

•	the expected term of the award, or the length of time option holders will retain their vested awards;

•	the expected volatility of the market price of our common stock over the expected term;

•	the risk free interest rate expected during the option term; and

•	the expected dividends to be paid.

We have reviewed each of these assumptions carefully and based on the analysis discussed in note 2 to our consolidated financial statements determined our best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and expected performance of our common stock. An increase in the volatility of our common stock will increase the amount of compensation expense on new awards. An increase in the expected term of the awards will also cause an increase in compensation expense. Risk-free interest rates are less difficult to estimate, but an increase in the risk-free interest rate will increase compensation expense. We do not currently anticipate paying any dividends on our common stock in the foreseeable future. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

Under Statement No. 123(R), stock-based compensation expense is based on awards ultimately expected to vest and must be reduced for estimated forfeitures. Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience. Changes in our estimated forfeiture rate could materially impact our estimate of the fair value of stock-based compensation and consequently, the related amount of expense recognized in our consolidated statement of income.

If factors change and we employ different assumptions in the application of Statement No. 123(R) in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation. The Black-Scholes option-pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe the existing models do not necessarily provide a reliable measure of the fair value of our stock-based awards. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Some stock-based payments, such as stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates derived from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with Statement No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Results of Operations

Revenues.

	Three Months Ended March 31,
	2005		2006		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Forensic/Litigation	$38,042	32.6%	$50,113	29.6%	31.7%
Corporate Finance/Restructuring	41,494	35.6%	54,090	32.0%	30.4%
Economic Consulting	25,424	21.8%	38,076	22.5%	49.8%
Technology	11,654	10.0%	26,985	15.9%	131.6%

Total Company	$116,614	100.0%	$169,264	100.0%	45.1%

Revenues for the quarter ended March 31, 2006 increased $52.7 million or 45.1% as compared to the quarter ended March 31, 2005. The increase in revenues is attributable to the following.

•	Forensic/Litigation Practice. Revenues increased by $12.1 million primarily due to a large client assignment during the first quarter of 2006 which has temporarily driven up utilization rates.

•	Corporate Finance/Restructuring Practice. Revenues increased by $12.6 million due to:

•	a $7.2 million increase attributable to the acquisition of Cambio that occurred on May 31, 2005;

•	a $6.4 million increase attributable to increases in hourly billing rates as well as increases in the number of billable professionals partially offset by decreased utilization rates and increased realization adjustments; and

•	a $1.0 million decrease primarily attributable to decreased success fee revenues in our merger and acquisitions group.

•	Economic Consulting Practice. Revenues increased by $12.7 million primarily due to improving market conditions throughout 2005 and into 2006. The acquisition of Compass in January 2006 contributed $5.5 million to the increase.

•	Technology Practice. Revenues increased by $15.3 million primarily due to increased demand for our services. The acquisition of Ringtail in February 2005 contributed $4.1 million to the increase.

Direct Cost of Revenues.

	Three Months Ended March 31,
	2005		2006
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic/Litigation	$20,407	53.6%	$28,337	56.6%	38.9%
Corporate Finance/Restructuring	21,172	51.0%	31,013	57.3%	46.5%
Economic Consulting	16,451	64.7%	24,777	65.1%	50.6%
Technology	6,315	54.2%	11,132	41.3%	76.3%

Total Company	$64,345	55.2%	$95,259	56.3%	48.0%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including the amortization of signing bonuses given in the form of forgivable loans, stock-based compensation, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement; depreciation on equipment used to support our client engagements and other related expenses billable to clients. In the technology practice, direct cost of revenues decreased as a percentage of revenues for the three months ended March 31, 2006 as compared to 2005. This is primarily due to higher utilization rates as well as the acquisition of Ringtail on February 28, 2005, which generates a high gross margin due to the nature of its software business as compared with the historical results of this operating segment. Direct cost of revenues increased as a percentage of revenues in our forensic/litigation and corporate finance/restructuring practices primarily due to increased employee compensation expenses as we continue to invest in high quality people, particularly at the senior management level, to respond to increasing demand for our services.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2005		2006
	Selling, General & Administrative	% of Segment Revenues	Selling, General & Administrative	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended March 31,
Forensic/Litigation	$7,102	18.7%	$9,258	18.5%	30.4%
Corporate Finance/Restructuring	7,100	17.1%	8,947	16.5%	26.0%
Economic Consulting	3,448	13.6%	4,902	12.9%	42.2%
Technology	1,981	17.0%	5,767	21.4%	191.1%
Corporate	8,522	—	14,352	—	68.4%

Total Company	$28,153	24.1%	$43,226	25.5%	53.5%

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

Selling, general and administrative expenses related to our operating segments increased by $9.3 million for the three months ended March 31, 2006 as compared to 2005. The increased expenses resulted from the following.

•	Forensic/Litigation Practice. Selling, general and administrative expenses increased by $2.2 million. This increase is primarily due to a $1.4 million increase in payroll and related expenses and a $1.4 million increase in bad debt expense; offset by a $0.6 million decrease in other expenses.

•	Corporate Finance/Restructuring Practice. Selling, general and administrative expenses increased by $1.8 million. These increases are primarily due to a $1.3 million increase in payroll related and other expenses; $0.9 million increase in bad debt expense; offset by a $0.4 million decrease in other expenses.

•	Economic Consulting Practice. Selling, general and administrative expenses increased by $1.5 million primarily due to a $0.3 million increase in payroll related and other expenses; $0.4 million increase in rent and facility related costs; a $0.5 million increase in bad debt expense; and a $0.3 million decrease in other expenses.

•	Technology Practice. Selling, general and administrative expenses increased by $3.8 million. These increases are primarily due to a $1.7 million increase in payroll and related expenses; $0.9 million increase in rent and facility related costs; a $0.6 million increase in bad debt expense; and a $0.6 million increase in other expenses.

Corporate overhead costs increased as a percentage of total revenues from 7.3% during the first three months of 2005 to 8.5% during the first three months of 2006. The $5.8 million increase in our corporate selling, general and administrative expense is attributable to:

•	a $2.5 million increase related to the implementation of a new accounting standard which requires us to expense the fair value of stock options we grant and the fair value of the discount we offer employees who purchase shares under our employee stock purchase plan;

•	a $2.1 million increase in salaries and benefits as a result of a 30.7% increase in the number of corporate employees necessary to support our growing organization and increased regulatory requirements;

•	a $0.6 million increase in travel related expenses primarily related to the lease of a corporate aircraft which we entered into in December 2005; and

•	a $0.6 million increase related to office rent and facility related costs, including depreciation and amortization expense, and other expenses to support a growing corporate services organization.

Amortization of Other Intangible Assets. The amortization expense related to other intangible assets increased by $2.2 million, or 294.4%, for the three months ended March 31, 2006 as compared to 2005. This increase is primarily due to the acquisitions of Cambio and Compass that we completed during 2005 and 2006.

Interest Expense and Other. Interest expense increased by $4.1 million due to the issuance of our senior notes and convertible notes in August 2005. During the first quarter of 2005, interest expense primarily consists of interest on our secured bank credit facility.

Income Tax Provision. Our effective tax rate increased from 42.0% for the three months ended March 31, 2005 to 45.6% for the three months ended March 31, 2006. This rate increase is primarily due to the implementation of a new accounting standard which requires us to expense the fair value of incentive stock options we grant and the fair value of the discount we offer employees who purchase shares under our employee stock purchase plan. The company is not entitled to a tax deduction for these expenses unless a disqualifying disposition occurs. Since we can not predict when or if we will be entitled to a tax deduction for these items, we are unable to record a tax benefit for these items. Excluding the impact of implementing this accounting standard, our effective tax rate is 42.5% for the three months ended March 31, 2006.

Liquidity and Capital Resources

Cash Flows.

	Three Months Ended March 31,
			Change from Previous Year
	2005	2006	Dollars	Percent
	(dollars in thousands)
Net cash used in operating activities	$(15,509)	$(37,797)	$(22,288)	(143.7)%
Net cash used in investing activities	(18,636)	(54,373)	(35,737)	(191.8)%
Cash provided by (used in) financing activities	12,213	(13,573)	(25,786)	(211.1)%

We have historically financed our operations and capital expenditures solely through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation amounts and estimated income taxes. Our cash flows generally improve during the last three quarters of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During 2006, our accounts receivable, net of billings in excess of services provided have increased across most of our practice areas since December 31, 2005. This is primarily due to increasing revenues. Historically, our days sales outstanding increase during the first quarter of each year following strong collections in the fourth quarter of each year. During the first quarter of 2006, our days sales increased by about five days since December 31, 2005. At March 31, 2006, a trade receivable for our economics practice classified within other long-term assets represents $11.4 million of fees for services rendered where payment will not be received until completion of the client engagement. This specific matter causes days sales outstanding to increase in this practice.

Net cash used in investing activities during the three months ended March 31, 2006 increased $35.7 million as compared to the same period in 2005. This is primarily due to the $48.2 million of net cash used to acquire Compass, which represents the total cash paid for the acquisition of $48.6 million net of $0.4 million of cash received. During the first quarter of 2005, net cash used in investing activities included $19.6 million to fund the Ringtail acquisition, offset by $5.5 million received as payment in full from a note receivable due from the purchasers of one of our former subsidiaries. In 2005, capital expenditures include funding required to relocate and expand our computer data center in 2005 to support our growing organization and technology business. Similar capital expenditures were not incurred in the first quarter of 2006. As a result, capital expenditures decreased by $0.8 million during the three months ended March 31, 2006 as compared to the same period in 2005. We expect capital expenditures to increase as we continue to invest in our technology business and renovate or expand our offices. We had no material outstanding purchase commitments as of March 31, 2006.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions or to refinance existing indebtedness. During the three months ended March 31, 2006, our financing activities consisted of $15.3 million of cash used to repurchase shares of our common stock, offset by $1.6 million of cash received from the exercise of stock options. During the three months ended March 31, 2005, our financing activities consisted of $17.5 million of net borrowings under our bank credit facility and common stock repurchases of $7.7 million offset by $2.5 million of cash received from the exercise of stock options.

Since October 2003, our board of directors has authorized us to use up to $219.7 million of cash to purchase, from time to time, shares of our common stock. Our share repurchase program is effective through December 31, 2006. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the three months ended March 31, 2006, we purchased and retired 300,000 shares of our common stock at a total cost of $8.5 million. Since inception of the program, we have purchased and retired a total of 7.3 million shares of our common stock for a total of $178.2 million leaving $41.5 million authorized for future purchases.

Capital Resources. Our senior secured credit facility provides for a $100.0 million revolving line of credit. The maturity date of the revolving line of credit is November 28, 2008. We may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets.

Our senior secured credit facility and the indenture governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At March 31, 2006, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indenture governing our senior notes.

As of March 31, 2006, our capital resources included $47.6 million of cash and cash equivalents and a $100.0 million of borrowing capacity under our revolving line of credit. As of March 31, 2006, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of March 31, 2006, we had $8.6 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $91.4 million.

Future Capital Needs. We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our business;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under a new incentive compensation program;

•	discretionary funding of our share repurchase program;

•	potential earnout obligations related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings.

We anticipate capital expenditures will be about $20.0 million to $24.0 million to support our organization during 2006, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions of Compass, but does not include the impact of any further purchases that we may be required to make as a result of any future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional business combinations.

Off-Balance Sheet Arrangements. On July 28, 2005, we entered into an accelerated share repurchase transaction for 2.3 million shares of our common stock as part of our publicly announced share repurchase program. To implement this transaction, we simultaneously entered into a forward contract with an investment bank that was indexed to and potentially settled in our own common stock. The forward contract was a derivative instrument which was classified as equity and therefore considered to be an off-balance sheet arrangement. In February 2006, we made a cash payment of $6.8 million to settle this contract.

We have no other off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of March 31, 2006.

The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts. See “— Forward-Looking Statements.”

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings prior to the November 28, 2008 maturity date.

The interest obligation on our long-term debt assumes that our senior notes and our convertible notes will bear interest at their stated rates. We enter into derivative contracts, mainly to protect against adverse interest rate movements on the value of our long-term debt, under which we are required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of interest rate swap agreements with notional amounts totaling $60.0 million. Derivative contracts are carried at fair value on our consolidated balance sheet. Because the derivative contracts recorded on our consolidated balance sheet at March 31, 2006 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the following table. However, our total interest expense will be impacted by net cash flows under these derivative contracts. Further discussion of our derivative instruments is included in note 6 to our consolidated financial statements.

Future contractual obligations related to our operating leases are net of contractual sublease receipts. The payment amounts for capital lease obligations include amounts due for interest.

	Total	2006	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Contractual Obligations
Long-term debt	$350,200	$12	$18	$19	$19	$20	$20	$350,092
Interest on long-term debt	150,958	18,065	20,879	20,878	20,878	20,877	20,877	28,504
Operating leases	143,144	9,013	12,023	12,703	12,881	12,466	11,849	72,209
Capital leases	77	77	—	—	—	—	—	—

Total obligations	$644,379	$27,167	$32,920	$33,600	$33,778	$33,363	$32,746	$450,805

Future Outlook. We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $91.4 million of availability under our revolving line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $47.6 million of cash and cash equivalents at March 31, 2006;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2006 of about $20.0 million to $24.0 million;

•	funds required to satisfy earnout obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors by issuing unsecured forgivable employee loans, which could exceed $50.0 million in 2006;

•	the discretionary funding of our share repurchase program; and

•	other future contractual obligations.

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

Any new debt funding, if available, may be on terms less favorable to us than our senior secured credit facility or the indentures that govern our senior notes and convertible notes. See “— Forward-Looking Statements.”

Forward-Looking Statements

Some of the statements under “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. Such risks, uncertainties and other important factors relate to, among others:

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or events and do not intend to do so. Forward-looking statements include statements appearing in this “— Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Item

1A. Risk Factors” of this Form 10-Q, and the other documents we file with the Securities and Exchange Commission, or SEC, including, among others, our annual report on Form 10-K and our quarterly reports on Form 10-Q and amendments thereto.

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

The table below summarizes our market risks from changes in interest rates as of March 31, 2006 and December 31, 2005. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related weighted average interest rates by year of maturity for our senior notes and our convertible notes. The table excludes the potential exercise of the relevant redemption or conversion features. For interest rate swap agreements, the table presents notional amounts and related interest rates by year of maturity. The fair values included in this section have been determined based on quoted market prices for our senior notes and our convertible notes and estimates from bankers to settle interest rate swap agreements.

	Year of Maturity						March 31, 2006		December 31, 2005
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate Sensitivity:
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$350,000	$350,000	$381,593	$350,000	$372,975
Average interest rate						6%	6%		6%
Interest rate swaps
Fixed to variable	$—	$—	$—	$—	$—	$60,000	$60,000	$(2,834)	$60,000	$(1,569)
Average pay rate						8%	8%		7%
Average receive rate						8%	8%		8%

Equity Price Sensitivity

We currently have outstanding $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of March 31, 2006, the conversion price has not required adjustment and we would not be required to issue any shares of our common stock upon conversion.

We granted the sellers of the Ringtail group contractual protection against a decline in the value of any purchase price or earnout payments made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency. Based on the price of our common stock on March 31, 2006, we would not be obligated to make any price protection related payments. On February 28, 2006, the first anniversary date of the issuance of the purchase price shares, we were not required to make a price protection payment.

We granted certain sellers of Cambio contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make an additional cash payment to the sellers equal to the deficiency. The price protection periods vary from one to four years after May 31, 2005. If the market value of our common stock is lower than $22.33 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.33, we may be required to make total price protection payments of about $0.6 million. Based on the price of our common stock on March 31, 2006, we would not be obligated to make any price protection related payments.

We granted certain sellers of Compass contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock between the years ending December 31, 2006 and December 31, 2013, if the market price of our common stock is below $27.51, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $27.51 on any date that restrictions lapse, then for every $1.00 that our stock price is below $27.51, we may be required to make price protection payments of about $0.9 million. Based on the price of our common stock on March 31, 2006, we would not be obligated to make any price protection related payments.

The high and low sale prices per share for our common stock as reported on the New York Stock Exchange during the first quarter of 2006 were $29.77 and $24.50, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2005, we filed suit against PricewaterhouseCoopers LLP, or PwC, in the Supreme Court of the State of New York, seeking: 1) damages, costs and attorneys fees based on PwC’s withholding of approximately $0.5 million paid to it in December 2004 in a matter that transferred to us when we acquired PwC’s Business Recovery Services business in August 2002, and 2) indemnification and repayment to us of $362,500 and attorneys’ fees paid by us in litigation filed against us and PwC. We allege that PwC knew of the threatened litigation at the time of the acquisition but did not fully and accurately disclose the litigation to us. PwC filed a counterclaim against us for indemnification as to its settlement payment of $362,500 as well as costs, and attorneys’ fees. In the counterclaim, PwC alleges that the liability was assumed by us in the acquisition.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the year ended December, 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Equity Securities. On January 6, 2006, we completed our acquisition of all of the outstanding common stock of Competition Policy Associates, Inc., or Compass, a District of Columbia corporation, and certain assets of the stockholders of Compass, pursuant to a stock and asset purchase agreement dated as of November 19, 2005. We issued 932,599 shares of our common stock in payment of the equity portion of the purchase price payable at closing pursuant to the stock and asset purchase agreement. The 932,599 shares of common stock had an aggregate market value of approximately $25.7 million based on an average per share price of $27.61 (the average closing price of one share of our common stock as reported on the NYSE for the five trading days immediately before January 6, 2006). We issued these shares of common stock without registration under the Securities Act, in a transaction not involving a public offering in reliance upon the exemption from registration and prospectus delivery requirements pursuant to Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchase. The following table provides information with respect to purchases we made of our common stock during the first quarter of 2006 (in thousands except per share amounts).

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (b)
January 1 through January 31, 2006	—	—	—	$24,657
February 1 through February 28, 2006	300	$28.34	300	$41,499
March 1 through March 31, 2006	—	—	—	$41,499

Total	300		300

(a)	We purchased all of these shares of our common stock through our publicly announced stock repurchase program.
(b)	In October 2003, our board of directors authorized the purchase, from time to time, of up to $50.0 million of our common stock. Since then, the authorized amount has been increased to a total of $219.7 million. Unless reauthorized or extended by our board of directors, this program expires on December 31, 2006. These amounts represent gross purchase prices and include the transaction costs we may incur, such as commissions, on the related purchases, as well as settlement payments related to any accelerated stock repurchase program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
4.1	First Supplemental Indenture relating to the senior notes, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors names therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, relating to the senior notes. (Filed with the Securities and Exchange Commission, or SEC, on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s amendment no. 1 to its registration statement on Form S-4 and incorporated herein by reference.)

4.2	First Supplemental Indenture relating to the convertible notes, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors names therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, relating to the convertible notes. (Filed with the SEC on January 13, 2006 as an exhibit to FTI Consulting’s amendment no. 1 to its registration statement on Form S-3 and incorporated herein by reference.)

4.3	Second Supplemental Indenture dated as of February 22, 2006, by and among FTI Consulting, Inc., the guarantors named therein, Competition Policy Associates, Inc. and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee. (Filed with the SEC on February 24, 2006 as an exhibit to FTI Consulting’s, post-effective amendment no. 2 to its registration statement on Form S-3 and incorporated herein by reference.)

10.1*	Form of Non-qualified Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the SEC on January 13, 2006 as an exhibit to FTI Consulting’s amendment no. 1 to its registration statement on Form S-4 and incorporated herein by reference).
10.2*	Restricted Stock Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the SEC on January 13, 2006 as an exhibit to FTI Consulting’s amendment no. 1 to its registration statement on Form S-4 and incorporated herein by reference).

10.3*	Amendment No. 1 dated as of January 9, 2006, to the Employment Agreement dated as of March 31, 2004 between FTI Consulting, Inc. and Barry S. Kaufman. (Filed with the SEC on January 12, 2006 as an exhibit to FTI Consulting’s current report on Form 8-K dated January 9, 2006 and incorporated herein by reference.)

10.4*	Stock Option Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the SEC on March 7, 2006 as an exhibit to FTI Consulting’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

Exhibit Number	Exhibit Description

10.5	Third Amendment dated as of February 24, 2006, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the SEC on March 6, 2006 as an exhibit to FTI Consulting’s current report on Form 8-K dated March 6, 2006 and incorporated herein by reference.)

10.6*	Amendment No. 1 dated as of March 21, 2006 to the Employment Agreement dated as of November 5, 2002, by and between FTI Consulting, Inc. and Theodore I. Pincus (Filed with the SEC on March 21, 2006 as an exhibit to FTI Consulting’s current report on Form 8-K dated March 21, 2006 and incorporated herein by reference.)

10.7*	Amendment to FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated effective as of April 27, 2005 (Filed with the SEC on March 31, 2006 as an exhibit to FTI Consulting’s current report on Form 8-K dated March 29, 2006 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: May 3, 2006	by	/s/ THEODORE I. PINCUS
Theodore I. Pincus Executive Vice President and Chief Financial Officer (principal financial officer)