Form 10-Q
period 2006-06-30
FTI CONSULTING INC
filed 2006-08-07
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer    ☒                Accelerated filer    ☐                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common stock, par value $0.01 per share	40,225,133

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2005	June 30, 2006
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$153,383	$37,582
Accounts receivable
Billed receivables	87,947	106,716
Unbilled receivables	56,871	71,445
Allowance for doubtful accounts and unbilled services	(17,330)	(18,154)

	127,488	160,007
Notes receivable	2,713	6,271
Prepaid expenses and other current assets	8,147	13,264
Deferred income taxes	6,404	9,425

Total current assets	298,135	226,549
Property and equipment, net	29,302	31,349
Goodwill	576,612	637,985
Other intangible assets, net	21,454	23,195
Cash held in escrow to acquire business	—	9,000
Notes receivable, net of current portion	6,516	29,801
Other assets	27,445	26,798

Total assets	$959,464	$984,677

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$21,762	$20,460
Accrued compensation	72,688	50,733
Billings in excess of services provided	10,477	11,150

Total current liabilities	104,927	82,343
Long-term debt, net of current portion	348,431	346,458
Deferred income taxes	33,568	38,491
Other liabilities	18,269	21,136
Commitments and contingent liabilities (notes 3, 5, 6, 7 and 10)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 39,009 shares issued and outstanding — 2005; and 39,878 shares issued and outstanding — 2006	390	399
Additional paid-in capital	238,055	243,983
Unearned compensation	(11,089)	—
Retained earnings	226,913	251,867

Total stockholders’ equity	454,269	496,249

Total liabilities and stockholders’ equity	$959,464	$984,677

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues	$123,917	$159,760	$240,531	$329,024

Operating expenses
Direct cost of revenues	65,192	90,083	129,537	185,342
Selling, general and administrative expense	29,290	38,610	57,443	81,836
Amortization of other intangible assets	1,608	2,805	2,357	5,759

	96,090	131,498	189,337	272,937

Operating income	27,827	28,262	51,194	56,087

Other income (expense)
Interest income	197	555	364	1,476
Interest expense and other	(2,507)	(6,006)	(4,229)	(11,889)
Litigation settlement losses, net	(708)	(5)	(1,012)	(269)

	(3,018)	(5,456)	(4,877)	(10,682)

Income before income tax provision	24,809	22,806	46,317	45,405
Income tax provision	10,420	10,139	19,453	20,451

Net income	$14,389	$12,667	$26,864	$24,954

Earnings per common share — basic	$0.34	$0.32	$0.63	$0.64

Earnings per common share — diluted	$0.33	$0.32	$0.62	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2006	39,009	$390	$238,055	$(11,089)	$226,913	$454,269
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $1,040	254	3	5,313			5,316
Employee stock purchase plan	145	2	2,572			2,574
Restricted share grants, net of forfeitures	137	1	(1)			—
Business combination	933	9	26,079			26,088
Purchase and retirement of common stock	(600)	(6)	(23,370)			(23,376)
Reclassification due to adoption of new accounting standard (note 2)			(11,089)	11,089		—
Stock-based compensation			6,424			6,424
Net income					24,954	24,954

Balance, June 30, 2006	39,878	$399	$243,983	$—	$251,867	$496,249

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2005	2006
Operating activities
Net income	$26,864	$24,954
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and other amortization	5,312	6,174
Amortization of other intangible assets	2,357	5,759
Provision for doubtful accounts, net	792	3,647
Non-cash stock-based compensation	906	6,671
Income tax benefit from stock option exercises and other	118	—
Excess tax benefits from stock-based compensation	—	(805)
Non-cash interest expense	810	1,200
Other	724	(15)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(25,022)	(31,235)
Notes receivable	1,216	(26,843)
Prepaid expenses and other assets	(1,155)	(2,113)
Accounts payable, accrued expenses and other	96	5,602
Income taxes payable	2,841	(2,268)
Accrued compensation	689	(21,431)
Billings in excess of services provided	(574)	656

Net cash provided by (used in) used in operating activities	15,974	(30,047)

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(46,651)	(50,201)
Cash placed in escrow to acquire business	—	(9,000)
Purchases of property and equipment	(8,992)	(8,659)
Proceeds from note receivable due from purchasers of former subsidiary	5,525	—
Change in other assets	(65)	345

Net cash used in investing activities	(50,183)	(67,515)

Financing activities
Purchase and retirement of common stock	(7,707)	(23,376)
Issuance of common stock under equity compensation plans	2,635	4,306
Borrowings under long-term credit facility	50,000	—
Payments of long-term debt	(12,500)	—
Borrowings under revolving line of credit	33,500	—
Payments of revolving line of credit	(33,500)	—
Excess tax benefits from stock-based compensation	—	805
Other	(820)	26

Net cash provided by (used in) financing activities	31,608	(18,239)

Net decrease in cash and cash equivalents	(2,601)	(115,801)

Cash and cash equivalents, beginning of period	25,704	153,383

Cash and cash equivalents, end of period	$23,103	$37,582

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Numerator — basic and diluted
Net income	$14,389	$12,667	$26,864	$24,954

Denominator
Weighted average number of common shares outstanding — basic	42,808	39,114	42,565	39,260
Effect of dilutive stock options	515	574	468	656
Effect of dilutive restricted shares	3	197	2	188

Weighted average number of common shares outstanding — diluted	43,326	39,885	43,035	40,104

Earnings per common share — basic	$0.34	$0.32	$0.63	$0.64

Earnings per common share — diluted	$0.33	$0.32	$0.62	$0.62

Antidilutive stock options and restricted shares	2,702	1,638	2,686	1,352

Supplemental Cash Flow Information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Other non-cash investing and financing activities
Issuance of common stock to acquire businesses	$12,899	$—	$27,877	$26,088

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Stock-Based Compensation Expense. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective method under which prior period amounts are not restated for comparative purposes. Under the modified prospective method, we are required to recognize compensation cost:

•	for all share-based payments granted after January 1, 2006 based on the requirements of Statement No. 123(R) and

•	for all unvested awards granted prior to January 1, 2006 using the compensation cost calculated for pro forma disclosure purposes under Statement No. 123.

Under Statement No. 123(R), we are required to recognize all share-based payments to employees and non-employee directors in our financial statements based on their grant date fair values, using prescribed option-pricing models. We use the Black-Scholes option pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period. Under Statement No. 123(R), share-based compensation expense is based on awards ultimately expected to vest and must be reduced for estimated forfeitures.

As a result of adopting Statement No. 123(R), our results of operations are different than they would have been if we had continued to account for share-based compensation under APB Opinion No. 25. If we had continued to account for share-based compensation under APB Opinion No. 25:

•	for the three months ended June 30, 2006,

•	our income before income taxes would have been $2.4 million higher;

•	our net income would have been $1.7 million higher;

•	our basic earnings per share would have been $0.05 higher than our reported basic earnings per share of $0.32; and

•	our diluted earnings per share would have been $0.04 higher than our reported diluted earnings per share of $0.32; and

•	for the six months ended June 30, 2006,

•	our income before income taxes would have been $5.4 million higher;

•	our net income would have been $4.2 million higher;

•	our basic earnings per share would have been $0.10 higher than our reported basic earnings per share of $0.64; and

•	our diluted earnings per share would have been $0.10 higher than our reported diluted earnings per share of $0.62.

Upon adoption of Statement No. 123(R), we reclassified our unamortized unearned compensation related to the issuance of unvested restricted stock awards to additional paid-in capital in our balance sheet.

Prior to the adoption of Statement No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. Statement No. 123(R) requires

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

the cash flows resulting from the tax benefits of tax deductions in excess of compensation cost recognized for those options, referred to as excess tax benefits, to be classified as financing cash flows. The $0.8 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted Statement No. 123(R).

In November 2005, the FASB issued FASB Staff Position, or FSP, No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP No. 123(R)-3 provides an elective alternative method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation. We have up to one year to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

Significant New Accounting Pronouncement. On July 13, 2006, the FASB issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, among other things. The provisions of FIN No. 48 are effective for us beginning January 1, 2006. We do not believe the adoption of this accounting pronouncement will have a material effect on our financial position, results of operations or cash flows.

Reclassifications. Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

2.	Stock-Based Compensation

Stock-Based Incentive Compensation Plans. Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997 plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of June 30, 2006, 48,872 shares of common stock are available for grant under our 1997 Stock Option Plan.

Our 2004 Long-Term Incentive Plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other stock-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares, performance awards or other stock-based awards. As of June 30, 2006, 435,859 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

On June 6, 2006, our stockholders approved the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. The 2006 plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other stock-based or cash-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares, performance awards or other stock-based awards. As of June 30, 2006, 3,415,000 shares of common stock are available for grant under our 2006 Global Long-Term Incentive Plan.

On June 6, 2006, our stockholders approved the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors. The deferred compensation plan provides for grants of stock unit and

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

restricted stock unit awards to our, key employees, other highly-compensated employees and non-employee directors. We are authorized to issue up to 1,500,000 shares of common stock under the deferred compensation plan. As of June 30, 2006, 1,462,500 shares of common stock are available for grant under our Deferred Compensation Plan for Key Employees and Non-Employee Directors.

Options are granted to employees with exercise prices equal to or exceeding the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of our board of directors. Options granted under our share-based incentive compensation plans generally vest over three to six years, although we have granted options that vest over eight years. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years. Our share-based incentive compensation plans provide for accelerated vesting if there is a change in control, as defined in the applicable plan. The employment agreements with executive officers and other employees provide for accelerated vesting on other events, including, in various cases, death, disability, termination without good cause and termination by the employee with good reason. We issue new shares of our common stock whenever stock options are exercised or share awards are granted.

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

Employee Stock Purchase Plan. The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,300,000 shares of common stock are authorized for purchase under the plan. As of June 30, 2006, 378,058 shares of our common stock are available for purchase under the plan. Employees purchased 144,680 shares of common stock under this plan during the three and six months ending June 30, 2006 at the weighted-average price per share of $17.79.

On June 6, 2006, our stockholders approved the FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. A total of 2,000,000 shares of common stock are authorized for purchase under the plan. The provisions of the plan are substantially the same as the provisions under our existing employee stock purchase plan described above. No shares of common stock may be purchased under this plan until 2007.

Stock-Based Compensation Expense. We use the Black-Scholes option-pricing model to value our option and purchase plan grants using the assumptions in the following table. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities with remaining terms similar to the expected term of the option or purchase plan award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. To estimate the market price volatility of our common stock, we use the historical volatility of our common stock over a time period equal to the expected term of the option or purchase plan award. The expected life of option grants is based on historical observations of the actual time lapsed between the grant date and exercise date. Groups of option holders that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Risk-free interest rate — option plan grants	3.63% — 3.70%	4.86% — 5.00%	3.44% — 3.98%	4.29% — 5.00%
Risk-free interest rate — purchase plan grants	—	—	2.55%	4.37%
Dividend yield	0%	0%	0%	0%
Expected life of option grants	3 years	3 — 6 years	3 years	3 — 10 years
Expected life of stock purchase plan grants	—	—	0.5 years	0.5 years
Stock price volatility — option plan grants	50.3% — 51.0%	47.0% — 51.7%	50.3% — 54.1%	45.7% — 51.7%
Stock price volatility — purchase plan grants	—	—	34.7%	32.0%

The table below reflects the total stock-based compensation expense recognized in our statements of income for the three and six months ended June 30, 2005 and 2006. Statement No. 123(R) requires forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience. For the three and six months ended June 30, 2006, stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In our pro forma disclosures of stock-based compensation under Statement No. 123, we accounted for forfeitures as they occurred.

	2005		2006
Income Statement Classification	Option Grants And Stock Purchase Plan Rights	Restricted Stock Grants	Option Grants And Stock Purchase Plan Rights	Restricted Stock Grants
Three Months Ending June 30
Direct cost of revenues	$—	$324	$720	$302
Selling, general and administrative expense	—	131	1,650	287

Stock-based compensation expense before income taxes	—	455	2,370	588
Income tax benefit	—	192	637	251

Stock-based compensation, net of income taxes	$—	$263	$1,733	$337

Six Months Ending June 30
Direct cost of revenues	$—	$648	$1,273	$626
Selling, general and administrative expense	—	258	4,173	600

Stock-based compensation expense before income taxes	—	906	5,446	1,225
Income tax benefit	—	381	1,237	522

Stock-based compensation, net of income taxes	$—	$525	$4,209	$703

As of June 30, 2006, there was $15.3 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 4.1 years as the options vest. There were no stock-based compensation costs capitalized as of June 30, 2006.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

As permitted by Statement No. 123, prior to January 1, 2006, we accounted for share-based payments to employees and non-employee members of our board of directors using the intrinsic value method prescribed by APB Opinion No. 25. Under APB Opinion No. 25, we recorded compensation expense over the vesting period to the extent that the fair value of the underlying stock on the grant date exceeded the exercise or acquisition price of the stock or stock-based award. Because options granted under our stock-based incentive compensation plans had an exercise price greater than or equal to the market value of the underlying common stock on the grant date, we generally did not recognize compensation cost related to employee stock options or shares issued under our employee stock purchase plan. For the three and six months ending June 30, 2005, the following table illustrates the effect on net income and earnings per share if we had determined compensation cost by applying the fair value recognition provisions of Statement No. 123 to stock-based employee awards.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$14,389	$26,864
Add — Stock-based employee compensation cost included in reported net income, net of income taxes	263	525
Deduct — Total stock-based employee compensation expense determined under a fair value based method for all awards, net of income taxes	(2,046)	(4,094)

Net income, pro forma	$12,606	$23,295

Earnings per common share
Basic, as reported	$0.34	$0.63

Basic, pro forma	$0.29	$0.55

Diluted, as reported	$0.33	$0.62

Diluted, pro forma	$0.29	$0.54

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

General Stock Option and Share-Based Award Information. The following table summarizes the option activity under our share-based incentive compensation plans as of and during the six months ended June 30, 2006. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on changes in the fair market value of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1	4,604	$20.56
Options granted during the period:
Exercise price = fair market value	1,118	$27.34
Exercise price > fair market value	45	$31.37
Options exercised	(256)	$16.83
Options forfeited	(121)	$22.25

Options outstanding, June 30	5,390	$22.19	7.5 years	$26,430

Options exercisable, June 30	3,210	$20.66	6.5 years	$19,941

The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of options exercised was:

•	$0.1 million during the three months ended June 30, 2005;

•	$1.8 million during the three months ended June 30, 2006;

•	$0.3 million during the six months ended June 30, 2005; and

•	$2.5 million during the six months ended June 30, 2006.

The table below reflects the weighted-average grant-date fair value of stock options granted, shares purchased under our employee stock purchase plan and restricted shares granted during the three and six months period ended June 30, 2005 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Stock options:
Exercise price = fair market value	$8.31	$14.25	$7.95	$14.86
Exercise price > fair market value	$7.45	$12.84	$7.14	$13.13
Employee stock purchase plan shares	—	—	$5.46	$6.78
Restricted share awards	$22.34	$26.47	$22.34	$26.58

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Following is a summary of the status of stock options outstanding and exercisable at June 30, 2006.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
$ 1.90 — $19.00	1,228	$14.29	6.7 years	832	$12.74
$19.09 — $21.65	1,176	$20.73	7.0 years	928	$20.93
$21.70 — $24.28	1,118	$23.54	7.0 years	933	$23.80
$25.56 — $27.60	1,131	$26.79	8.4 years	492	$27.19
$27.90 — $33.25	737	$28.63	9.2 years	25	$28.09

	5,390			3,210

A summary of our unvested restricted share award activity during the six months ended June 30, 2006 is presented below. The fair value of unvested restricted share-based awards is determined based on the closing market price of our common stock on the grant date. Forfeitures of unvested restricted share awards have been nominal; therefore compensation expense related to unvested restricted share awards has not been adjusted for expected forfeitures.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted shares outstanding, January 1	640	$21.32
Restricted shares granted	147	$26.58
Restricted shares vested	(15)	$22.40
Restricted shares forfeited	(10)	$18.82

Unvested restricted shares outstanding, June 30	762	$21.86

As of June 30, 2006, there was $12.9 million of unrecognized compensation cost related to unvested restricted share-based compensation arrangements. That cost is expected to be recognized ratably over a weighted-average period of 4.9 years as the awards vest. The total fair value of restricted share-based awards that vested was $0.3 million during the three months ended June 30, 2006 and $0.3 million during the six months ended June 30, 2006. No restricted share-based awards vested during the three and six months ended June 30, 2005.

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

Compass. On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., or Compass. Compass is a competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim. The total acquisition cost, net of post-closing adjustments, was $73.4 million consisting of net cash of $46.9 million, $0.4 million of transaction costs and 932,599 restricted shares of common stock valued at $26.1 million. We financed the cash portion of the purchase price from cash on hand. For each fiscal year ending between December 31, 2006 and December 31, 2013, the purchase agreement provides for:

•	additional consideration based on earnings before interest and taxes, or EBIT, of the business unit (as defined in the purchase agreement);

•	the set aside of a percentage of EBIT of the business unit for each fiscal year to be used as incentive compensation to employees of and consultants to the business; and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $27.61.

We allocated the acquisition cost to identifiable assets and liabilities based upon their estimated relative fair values. We are in the process of completing a valuation of the identifiable intangible assets that we acquired consisting principally of contract backlog, customer relationships and non-competition agreements. At June 30, 2006, the estimated valuation of these intangible assets, totaling $7.5 million, is based on data we have developed to date. We expect to complete our valuation by the end of 2006. The final purchase price allocation may differ from our preliminary estimates. We recorded $61.6 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

We issued an aggregate of $8.0 million of loans to key employees and outside consultants of Compass at the time of the acquisition. Interest is payable quarterly at 4.65%. The principal amount is due in January 2016 or earlier if the employee resigns, the consultant stops providing service to us or other events of default occur. These loans are classified as long-term notes receivable in our consolidated balance sheet.

4.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill for the three and six months ended June 30, 2006, are as follows:

	Corporate Finance/ Restructuring	Forensic/ Litigation	Economics	Technology	Consolidated
Balance, January 1, 2006	$298,839	$122,140	$125,349	$30,284	$576,612
Goodwill acquired during the period	—	—	61,574	—	61,574
Adjustments to allocation of purchase price	(285)	2	—	82	(201)

Balance, June 30, 2006	$298,554	$122,142	$186,923	$30,366	$637,985

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $2.4 million for the six months ended June 30, 2005 and $5.8 million for the six months ended June 30, 2006. Based solely on the amortizable intangible assets recorded as of June 30, 2006, we estimate amortization expense to be $5.2 million during the remainder of 2006, $3.8 million in 2007, $3.6 million in 2008, $3.4 million in 2009, $0.7 million in 2010, $0.4 million in 2011, and $0.7 million in years after 2011. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors. The carrying amounts of the amortizable assets we acquired in connection with the acquisition completed during the first quarter of 2006 are based on our estimated valuations, which we expect to complete by the end of 2006. The final purchase price allocations may differ from our preliminary estimates. See note 3.

		December 31, 2005		June 30, 2006
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	3.5 to 15	$10,340	$2,827	$12,340	$3,841
Contract backlog	0.5 to 3	8,105	3,536	9,548	6,220
Software	5	4,400	733	4,400	1,173
Non-competition agreements	3 to 5	2,421	1,116	4,421	1,680

		25,266	8,212	30,709	12,914

Unamortized intangible assets
Tradenames	Indefinite	4,400	—	5,400	—

		$29,666	$8,212	$36,109	$12,914

5.	Long-Term Debt and Capital Lease Obligations

	December 31, 2005	June 30, 2006
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $1,569 — 2005 and $3,721 — 2006	$198,431	$196,279
3 3/4% convertible senior subordinated notes due 2012	150,000	150,000
Other	—	196

Total long-term debt	348,431	346,475
Less current portion	—	17

Long-term debt, net of current portion	$348,431	$346,458

Total capital lease obligations	$98	$55
Less current portion	76	55

Capital lease obligations, net of current portion	$22	$—

Senior Secured Credit Facility. As of June 30, 2006, our senior secured credit facility provides for a $100.0 million revolving line of credit. The maturity date of the $100.0 million revolving line of credit is November 28, 2008. We may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate or (2) the federal funds rate plus the sum of 50 basis points and an

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

applicable margin. We are also required to pay a commitment fee of between 0.25% and 0.375% on the unused portion of the revolving line of credit which is subject to change based on our consolidated leverage ratio. As of June 30, 2006, our commitment fee rate was 0.375%. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets. As of June 30, 2006, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of June 30, 2006, we had $8.6 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $91.4 million.

Our senior secured credit facility and the indenture governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At June 30, 2006, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indenture governing our senior notes.

Guarantees. Currently, we do not have any significant debt guarantees related to entities outside of the consolidated group. As of June 30, 2006, substantially all of our domestic subsidiaries are guarantors of borrowings under our senior secured credit facility, our senior notes and our convertible notes in the amount of $350.0 million.

Future Maturities of Long-Term Debt and Capital Lease Obligations. For periods subsequent to June 30, 2006, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of June 30, 2006 are as follows.

	Long-Term Debt	Capital Lease Obligations	Total
July 1 to December 31, 2006	$8	$57	$65
2007	18	—	18
2008	19	—	19
2009	19	—	19
2010	20	—	20
2011	20	—	20
Thereafter	350,092	—	350,092

	350,196	57	350,253

Less fair value hedge adjustment	3,721	—	3,721
Less imputed interest	—	2	2

	$346,475	$55	$346,530

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

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. We record all interest rate swaps at their fair market values within other assets or other liabilities on our balance sheet. As of December 31, 2005, the fair value of our interest rate swap agreement was a liability of $1.6 million. As of June 30, 2006, the fair value of our interest rate swap agreement was a liability of $3.7 million.

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our 7 5/8% fixed rate senior notes. The interest swap agreements mature on June 15, 2013. Under the terms of the interest rate swap agreements, we receive interest on the $60.0 million notional amount at a fixed rate of 7.625% and pay a variable rate of interest, between 8.15% and 8.19% at June 30, 2006, based on the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness has been recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. The impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate increased interest expense by $37,000 for the six months ended June 30, 2006.

7.	Commitments and Contingencies

Loss on Subleased Facilities. During the fourth quarter of 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility. As a result of this decision, we vacated leased office facilities prior to the lease termination dates. We recorded a loss of $4.7 million within our corporate segment related to the abandoned facilities during the fourth quarter of 2004. This charge includes $0.7 million of asset impairments and $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income of $4.2 million. In August 2005, we entered into a 30-month sublease related to some space in our new office facility in New York City resulting in a loss of $0.9 million. Sublease losses are classified as a component of selling, general and administrative expense and primarily represent the present value of the future lease payments related to the space we subleased net of estimated sublease income. As of December 31, 2005, the balance of the liability for loss on abandoned and subleased facilities was $2.4 million. During 2006, we made payments, net of sublease income, of about $0.3 million against the total lease loss liability. As of June 30, 2006, the balance of the liability for losses on abandoned and subleased facilities was $2.1 million.

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

During the six months ended June 30, 2006, we purchased and retired 0.6 million shares of our common stock for a total cost of about $16.6 million. Since inception of the program, we purchased and retired a total of 7.6 million shares of our common stock for a total of $186.2 million, including the $6.8 million we paid to settle the accelerated share repurchase agreement in February 2006, leaving $33.5 million available for purchase under the program.

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

	Corporate Finance/ Restructuring	Forensic/ Litigation	Economic Consulting	Technology	Corporate	Total
Three Months Ended June 30, 2005
Revenues	$44,342	$38,602	$27,544	$13,429	$—	$123,917
Gross margin	20,949	19,451	10,538	7,787	—	58,725
Segment profit (loss)	13,817	13,124	6,866	5,809	(8,178)	31,438

Three Months Ended June 30, 2006
Revenues	$49,914	$45,112	$35,627	$29,107	$—	$159,760
Gross margin	18,198	21,290	13,988	16,201	—	69,677
Segment profit (loss)	10,126	13,337	9,541	11,970	(10,787)	34,187

Six Months Ended June 30, 2005
Revenues	$85,836	$76,644	$52,968	$25,083	$—	$240,531
Gross margin	41,271	37,086	19,511	13,126	—	110,994
Segment profit (loss)	27,197	24,298	12,669	9,560	(15,873)	57,851

Six Months Ended June 30, 2006
Revenues	$104,004	$95,225	$73,703	$56,092	$—	$329,024
Gross margin	41,275	43,066	27,287	32,054	—	143,682
Segment profit (loss)	24,386	26,350	18,246	22,924	(24,155)	67,751

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The following table presents a reconciliation of segment profit to income before income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Operating profit
Total segment profit	$31,438	$34,187	$57,851	$67,751
Depreciation and amortization	(2,711)	(3,125)	(5,312)	(6,174)
Amortization of other intangible assets	(1,608)	(2,805)	(2,357)	(5,759)
Interest and other expense, net	(2,310)	(5,451)	(3,865)	(10,413)

Income before income tax provision	$24,809	$22,806	$46,317	$45,405

10.	Subsequent Event

As of July 1, 2006, we completed our acquisition of International Risk Limited which is headquartered in Hong Kong. The total acquisition cost was about $12.0 million consisting of $9.0 million in cash and 114,618 shares of common stock valued at $3.0 million. The cash purchase price was deposited into escrow as of June 30, 2006, subject to the completion of certain closing conditions. The cash held in escrow is classified as a long-term asset in our consolidated balance sheet as of June 30, 2006. International Risk provides comprehensive business risk solutions including investigative due diligence services, fraud and corporate investigations, business intelligence, brand protection and intellectual property strategies, political risk assessments and crisis containment services. International Risk provides services to clients in Asia, Europe and the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three- and six-month periods ended June 30, 2006 and 2005, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our annual report on Form 10-K for the year ended December 31, 2005. Historical results and any discussion of prospective results may not indicate our future performance. See “— Forward Looking Statements.”

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

Recent Events Affecting Our Operations. Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective transition method under which prior period amounts are not restated for comparative purposes. In 2006, we began to recognize expense in our statement of income associated with all stock-based awards based on the grant-date fair value of the awards. As a result of adopting Statement No. 123(R), our results of operations are different than they would have been if we had continued to account for share-based compensation under APB Opinion No. 25. If we had continued to account for share-based compensation under APB Opinion No. 25:

•	for the three months ended June 30, 2006,

•	our income before income taxes would have been $2.4 million higher;

•	our net income would have been $1.7 million higher;

•	our basic earnings per share would have been $0.05 higher than our reported basic earnings per share of $0.32; and

•	our diluted earnings per share would have been $0.04 higher than our reported diluted earnings per share of $0.32; and

•	for the six months ended June 30, 2006,

•	our income before income taxes would have been $5.4 million higher;

•	our net income would have been $4.2 million higher;

•	our basic earnings per share would have been $0.10 higher than our reported basic earnings per share of $0.64; and

•	our diluted earnings per share would have been $0.10 higher than our reported diluted earnings per share of $0.62.

As of June 30, 2006, there was $15.3 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 4.1 years as the options vest. See note 2 to our consolidated financial statements for more detailed information.

On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., or Compass. The total acquisition cost, net of post-closing adjustments, was about $73.4 million consisting of net cash of $46.9 million, $0.4 million of transaction costs and 932,599 restricted shares of common stock valued at $26.1 million. Compass is a top competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim. Compass operates as part of our economic consulting group.

Through July 31, 2006, we have entered into employment arrangements with 28 senior managing directors in our corporate finance practice. Most of these professionals signed employment agreements that cover an initial term of five years and include automatic one-year renewal options. The agreements provide for fixed salary and incentive payments (which are based on financial measures such as earnings before interest, income taxes, depreciation of property and equipment and amortization of other intangible assets, or EBITDA). In most cases, the employment agreements also provide for some form of equity incentive in the form of stock options or restricted stock. The grants of equity incentive awards generally vest over a six-year period. In lieu of paying cash signing bonuses, in many cases we also extended unsecured general recourse forgivable loans to professionals, provided they were not executive officers. The loans are generally forgivable over a ten-year period. We believe the loan arrangements enhance our ability to attract and retain senior professionals. The forgivable loans require repayment in full prior to the fifth year of service if the employee’s employment terminates, based on certain events specified in the agreement. If the employee’s employment terminates between the sixth and tenth years of service, the principal amount of the loan will be forgiven by 50% or more depending upon the year in which employment terminates. In connection with the agreements we entered into during the six months ended June 30, 2006,

•	we issued stock options to purchase a total of 620,000 shares of common stock at exercise prices equal to the fair market value of our common stock on the applicable grant dates;

•	we issued 87,500 restricted share awards; and

•	we funded $17.5 million of forgivable loans provided to 23 senior managing directors in the corporate finance/restructuring practice who entered into new employment agreements during the period.

Through July 31, 2006, we have funded a total of $21.0 million of forgivable loans provided to senior managing directors in our corporate finance practice, of which $16.9 million was funded during the second quarter of 2006.

Long-term employment agreements generally provide for salary continuation benefits, accrued bonuses and other benefits beyond the termination date if the professional leaves our employ for certain reasons prior to the agreement’s expiration date. The length and amount of payments we make, following the termination or resignation of a professional who is a party to a long-term employment agreement, varies depending on whether the professional resigned or was terminated with cause or good reason, resigned or was terminated without cause or good reason, died or became disabled, or was terminated as a result of a change of control. Our employment agreements generally contain non-competition and non-solicitation covenants, which under various circumstances, may extend beyond the expiration or termination date depending upon the reason for termination. Under the non-competition covenants, the professional generally agrees not to offer or perform consulting services of the type performed during his employment, directly, or indirectly through another person or entity, in competition with us, within specified geographic areas, subject, in some cases, to certain exceptions. Generally, the professional also agrees not to solicit business regarding any case, matter or client the professional worked on our behalf, or to solicit, hire, or influence the departure of any of our employees, consultants or independent contractors. Under the general terms of the long-term employment agreement, the professional also agrees to maintain the confidentiality of our proprietary information and affirm that we are the owners of copyrights, trade marks, patents and inventions developed during the course of employment.

Transaction Affecting our Operations after June 30, 2006. As of July 1, 2006, we completed our acquisition of International Risk Limited which is headquartered in Hong Kong. The total acquisition cost was about $12.0 million consisting of $9.0 million in cash and 114,618 shares of common stock valued at $3.0 million. The cash purchase price was deposited into escrow as of June 30, 2006, subject to the completion of certain closing conditions. International Risk provides comprehensive business risk solutions including investigative due diligence services, fraud and corporate investigations, business intelligence, brand protection and intellectual property strategies, political risk assessments and crisis containment services. International Risk provides services to clients in Asia, Europe and the United States.

Financial and Operating Overview. We derive substantially all of our revenues from providing professional services to our clients in the United States. Over the past several years the growth in our revenues and profitability has resulted from the acquisitions we have completed and from our ability to attract new and recurring engagements.

Most of our services are rendered under time-and-expense arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. Under these arrangements we also bill our clients for reimbursable expenses which may include the cost of producing our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We also have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria.

During the three months ended June 30, 2006, our revenues increased $35.8 million, or 28.9%, as compared to the three months ended June 30, 2005. During the six months ended June 30, 2006, our revenues increased $88.5 million, or 36.8%, as compared to the six months ended June 30, 2005. Revenues increased in each of our operating segments for the three- and six-month periods ended June 30, 2006 as compared to 2005. This growth is primarily attributable to an increase in the number of billable professionals we employ, improvements in the general economic conditions under which we operate, the acquisitions of Ringtail and Cambio completed during 2005 and the acquisition of Compass completed in January 2006. See “— Results of Operations” for a more detailed discussion and analysis of our financial results.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2006	Percent Change	2005	2006	Percent Change
Corporate Finance/Restructuring	84%	74%	(11.9)%	84%	77%	(8.3)%
Forensic/Litigation	76%	75%	(1.3)%	78%	79%	1.3%
Economic Consulting	86%	77%	(10.5)%	86%	81%	(5.8)%
Technology	74%	70%	(5.4)%	76%	77%	1.3%
Total Company	81%	74%	(8.6)%	81%	79%	(2.5)%

Utilization of our professionals is affected by a number of factors, including:

•	the number, size and timing of client engagements;

•	the hiring of new professionals, which generally results in a temporary drop in our utilization rate during the transition period for new hires;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of professionals;

•	the amount of services provided through engagements that are not billed on a time and expense basis;

•	the timing of staff vacations; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

During the three- and six-month periods ended June 30, 2006, our overall utilization rate decreased as compared to 2005 which is primarily attributable to the decreased utilization of professionals in our corporate finance/restructuring and economic consulting practices. The utilization of professionals in our corporate finance/

restructuring practice decreased primarily due to a decrease in the number of bankruptcy cases in the United States which has caused a decline in demand for our restructuring and turnaround services. In addition, we have invested in the expansion of our corporate finance/restructuring presence in the United Kingdom by hiring senior level professionals who have had low utilization rates due to the start-up nature of the business. The utilization of professionals in our economic consulting practice decreased primarily due to an acquisition we completed on July 31, 2005. These professionals who provide strategy and brand consulting services have a lower utilization rate than we have historically experienced. In addition, demand for our economic consulting services was very high during 2005 and the first quarter of 2006 and began to decline to more normal levels during the second quarter of 2006. The utilization of professionals in our technology practice decreased during the three-month period ended June 30, 2006 as compared to 2005 primarily due to an increase in the demand for our services that are billed on per unit basis and a decline in our services that are billable by the hour. The utilization of professionals in our technology practice increased during the six-month period ended June 30, 2006 as compared to 2005 primarily due to greater demand for our services during 2006.

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

	June 30, 2005		June 30, 2006		Percent Change
	Headcount	% of Total	Headcount	% of Total
Corporate Finance/Restructuring	310	34.9%	342	30.4%	10.3%
Forensic/Litigation	308	34.7%	340	30.3%	10.4%
Economic Consulting	155	17.5%	214	19.0%	38.1%
Technology	115	12.9%	228	20.3%	98.3%

Total Company	888	100.0%	1,124	100.0%	26.6%

The number of billable professionals in the corporate finance/restructuring practice increased primarily due to the expansion of our lender and transaction support group that assists lenders and other institutional clients in performing financial due diligence for loans, acquisitions and other transactions, such as stock option accounting issues. In addition, we have expanded our presence in the United Kingdom by adding 11 senior professionals since the second quarter of 2005. The number of revenue-generating employees in the forensic/litigation and technology practices increased from June 30, 2005 to June 30, 2006 primarily due to increased demand for our services that began during the second half of 2005. During the second half of 2005, the number of billable professionals in the economic consulting practice increased in response to increasing demand for economic consulting services resulting from improving market conditions. In addition, the acquisition of Compass in January 2006 added 26 revenue-generating professionals to the economic consulting practice.

Average Billable Rate per Hour. We calculate average billable rate per hour by dividing employee revenues for the period; excluding:

•	revenues generated from utilizing outside consultants;

•	revenues not associated with billable hours;

•	revenues resulting from reimbursable expenses; and

•	any large success fees not substantially attributable to billable hours generated by our professionals;

by the number of hours worked on client assignments during the same period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2006	Percent Change	2005	2006	Percent Change
Corporate Finance/Restructuring	$397	$398	0.3%	$404	$396	(2.0)%
Forensic/Litigation	295	296	0.3%	288	293	1.7%
Economic Consulting	379	379	0.0%	381	375	(1.6)%
Technology	242	249	2.9%	241	256	6.2%
Total Company	340	338	(0.6)%	339	337	(0.6)%

Average hourly billable rates are affected by a number of factors, including:

•	the relative mix of our billable professionals (utilization and number of billable professionals at varying levels of billing rates);

•	our standard billing rates, which we have increased across all practices;

•	our clients’ perception of our ability to add value through the services we provide;

•	the market demand for our services;

•	introduction of new services by our competitors;

•	the pricing policies of our competitors;

•	the mix of services that we provide;

•	the level of revenue realization adjustments made during the period, including adjustments for potential or court ordered fee and expense adjustments; and

•	general economic conditions.

Average billable rate per hour decreased in our corporate finance/restructuring practice during the six months ended June 30, 2006 as compared to 2005 primarily due to an increase in realization adjustments and a change in staff mix. Average billable rate per hour increased in our forensic/litigation and technology practices primarily due to planned increases in billing rates during the third quarter of 2005 and the first quarter of 2006. Average billable rate per hour decreased in our economic consulting practice during the six months ended June 30, 2006 as compared to 2005 primarily due to the acquisition of Compass which has a lower average billable rate then the existing business.

Segment Profits.

	2005		2006
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended June 30
Corporate Finance/Restructuring	$13,817	31.1%	$10,126	20.3%	(26.7)%
Forensic/Litigation	13,124	34.0%	13,337	29.6%	1.6%
Economic Consulting	6,866	24.9%	9,541	26.8%	39.0%
Technology	5,809	43.3%	11,970	41.1%	106.1%
Corporate	(8,178)	—	(10,787)	—	31.9%

Total Company	$31,438	25.4%	$34,187	21.4%	8.7%

Six Months Ended June 30
Corporate Finance/Restructuring	$27,197	31.7%	$24,386	23.4%	(10.3)%
Forensic/Litigation	24,298	31.7%	26,350	27.7%	8.4%
Economic Consulting	12,669	23.9%	18,246	24.8%	44.0%
Technology	9,560	38.1%	22,924	40.9%	139.8%
Corporate	(15,873)	—	(24,155)	—	52.2%

Total Company	$57,851	24.1%	$67,751	20.6%	17.1%

We evaluate the performance of our operating segments based on income before income taxes, net interest expense, depreciation, amortization and corporate selling, general and administrative expenses. Segment profits increased by $2.7 million for the three-month period ended June 30, 2006 as compared to 2005 and by $9.9 million for the six-month period ended June 30, 2006 as compared to 2005. The increase in segment profits for the three- and six-month periods ended June 30, 2006 as compared to 2005 was driven by several factors, including the following:

•	a $0.2 million and a $2.0 million increase attributable to our forensic/litigation practice. The increase for the six-month period was due primarily to a large client assignment that was substantially completed during the first quarter of 2006 coupled with an increase in utilization rates during the first quarter of 2006.

•	a $2.7 million and a $5.6 million increase attributable to our economic consulting practice. This increase was due primarily to the acquisition of Compass in January 2006 which generated increased segment profits of $3.1 million during the three-month period and $5.6 million during the six-month period.

•	a $6.1 million and a $13.4 million increase attributable to our technology practice primarily driven by $2.1 million and $4.7 million of increased segment profits for Ringtail and an increase in demand for our technology services and products; offset by

•	a $2.6 million and a $8.3 million increase in corporate segment losses that consists primarily of the change in selling, general and administrative expense which is discussed in more detail below under “— Results of Operations — Selling, General and Administrative Expense,” and

•	a $3.7 million and a $2.8 million decrease in segment profits attributable to our corporate finance/restructuring practice. Segment profits declined in this practice primarily due to an increased investment in our current and recently hired professionals. As described above, we entered into new employment agreements with senior managing directors in this practice during the second quarter that resulted in an increase in salary expense, an increase in stock-based compensation expense and an increase in expense related to the forgiveness of loans granted in connection with employment contract renewals. The increase in compensation related expenses relating to newly hired senior professionals coupled with a decrease in utilization rates has also resulted in a decrease of segment profits in this practice. Our operations in the United Kingdom experienced a $2.6 million and a $3.8 million decline in segment profits where the growth in compensation expense has significantly exceeded the growth in revenues. The acquisition of Cambio contributed $0.1 million to the decrease in segment profits for the three-month period, however segment profits attributable to this acquisition increased by $2.5 million for the six-month period. Segment profits for our investment banking practice increased by $0.3 million during the three-month period and decreased by $0.4 million during the six-month period.

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

Revenues recognized but not yet billed to clients are recorded at net realizable value as unbilled receivables in our consolidated balance sheets. Billings in excess of services provided represent amounts billed to clients, such as retainers, in advance of work being performed.

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

Goodwill and Other Intangible Assets. As of June 30, 2006, goodwill and other intangible assets represented 67.1% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we have completed since 2002. Other intangible assets include tradenames, customer relationships, contract backlog, non-competition agreements and software. We make at least annual impairment assessments of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

Stock-Based Compensation. Effective January 1, 2006, we adopted Statement No. 123(R) and began to recognize expense in our statement of income associated with all stock-based awards based on the grant-date fair value of the awards. Compensation expense related to stock-based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards, such as stock options and discounts provided for stock purchases under our employee stock purchase plan. The determination of the fair value of share-based awards using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Those assumptions include estimating:

•	the expected term of the award, or the length of time option holders will retain their vested awards;

•	the expected volatility of the market price of our common stock over the expected term;

•	the risk free interest rate expected during the option term; and

•	the expected dividends to be paid.

We have reviewed each of these assumptions carefully and based on the analysis discussed in note 2 to our consolidated financial statements determined our best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of option holders and the expected performance of our common stock. An increase in the volatility of our common stock will increase the amount of compensation expense on new awards. An increase in the expected term of the awards will also cause an increase in compensation expense. Risk-free interest rates are less difficult to estimate, but an increase in the risk-free interest rate will increase compensation expense. We do not currently anticipate paying any dividends on our common stock in the foreseeable future. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

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

If factors change and we employ different assumptions in the application of Statement No. 123(R) in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation. The Black-Scholes option-pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe the existing models do not necessarily provide a reliable measure of the fair value of our share-based awards. Consequently, there is a risk that our estimates of the fair values of our share-based awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Some share-based payments, such as stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism nor other practical application to verify the reliability and accuracy of the estimates derived from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of share-based awards is determined in accordance with Statement No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Income Taxes. Our income tax provision consists principally of federal and state income taxes. We generate income in a significant number of states located throughout the United States. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have not recorded any significant valuation allowances on our deferred tax assets as we believe the recorded amounts are more likely than not to be realized. If the assumptions used in preparing our income tax provision differ from those used in the preparation of our income tax return, we may experience a change in our effective income tax rate for the year.

Results of Operations

Revenues.

	2005		2006		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Three Months Ended June 30
Corporate Finance/Restructuring	$44,342	35.8%	$49,914	31.2%	12.6%
Forensic/Litigation	38,602	31.2%	45,112	28.3%	16.9%
Economic Consulting	27,544	22.2%	35,627	22.3%	29.3%
Technology	13,429	10.8%	29,107	18.2%	116.7%

Total Company	$123,917	100.0%	$159,760	100.0%	28.9%

Six Months Ended June 30
Corporate Finance/Restructuring	$85,836	35.7%	$104,004	31.6%	21.2%
Forensic/Litigation	76,644	31.9%	95,225	28.9%	24.2%
Economic Consulting	52,968	22.0%	73,703	22.4%	39.1%
Technology	25,083	10.4%	56,092	17.1%	123.6%

Total Company	$240,531	100.0%	$329,024	100.0%	36.8%

Revenues for the quarter ended June 30, 2006 increased $35.8 million or 28.9% as compared to the quarter ended June 30, 2005. Revenues for the six months ended June 30, 2006 increased $88.5 million or 36.8% as compared to the six months ended June 30, 2005. The increase in revenues is attributable to the following.

•	Corporate Finance/Restructuring Practice. Revenues increased by $5.5 million for the three-month period and $18.2 million for the six-month period due to the following:

•	a $2.3 million and a $9.6 million increase attributable to the acquisition of Cambio that occurred on May 31, 2005;

•	a $2.9 million and a $9.1 million increase attributable to increases in hourly billing rates as well as increases in the number of billable professionals partially offset by decreased utilization rates and increased realization adjustments;

•	a $0.6 million increase for the three-month period and a $0.3 million decrease for the six-month period related to our merger and acquisitions group; offset by

•	a $0.3 million and a $0.2 million decrease in revenues related to our corporate finance operations in the United Kingdom.

•	Forensic/Litigation Practice. Revenues increased by $6.5 million for the three-month period and by $18.6 million for the six-month period primarily due to an increase in the number of billable professionals and a large client assignment which was substantially completed during the first quarter of 2006 that temporarily drove up utilization rates.

•

Economic Consulting Practice. Revenues increased by $8.1 million for the three-month period and by $20.7 million for the six-month period. These increases are primarily due to the acquisition of Compass in January 2006 and smaller acquisitions completed during the third quarter of 2005 which contributed $6.9 million to the increase in the three-month period and $13.1 million to the increase in the six-month period. Improving market conditions throughout 2005 and into the first quarter of 2006 also contributed to the increase during the six-month period.

•	Technology Practice. Revenues increased by $15.7 million for the three-month period and by $31.0 million for the six-month period. The acquisition of Ringtail in February 2005 contributed $2.9 million and $7.0 million to the increase. The remaining increase is attributable to the 98.3% increase in the number of revenue-generating professionals in this practice coupled with an increase in billing rates. The increase in the number of revenue-generating professionals was necessary to support the increasing demand for services which began during the second half of 2005.

Direct Cost of Revenues.

	2005		2006
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended June 30
Corporate Finance/Restructuring	$23,393	52.8%	$31,716	63.5%	35.6%
Forensic/Litigation	19,151	49.6%	23,822	52.8%	24.4%
Economic Consulting	17,006	61.7%	21,639	60.7%	27.2%
Technology	5,642	42.0%	12,906	44.3%	128.7%

Total Company	$65,192	52.6%	$90,083	56.4%	38.2%

Six Months Ended June 30
Corporate Finance/Restructuring	$44,565	51.9%	$62,729	60.3%	40.8%
Forensic/Litigation	39,558	51.6%	52,159	54.8%	31.9%
Economic Consulting	33,457	63.2%	46,416	63.0%	38.7%
Technology	11,957	47.7%	24,038	42.9%	101.0%

Total Company	$129,537	53.9%	$185,342	56.3%	43.1%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including the amortization of signing bonuses given in the form of forgivable loans, stock-based compensation, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement; depreciation on equipment used to support our client engagements and other related expenses billable to clients. Direct cost of revenues increased as a percentage of revenues in our corporate finance/restructuring and forensic/litigation practices primarily due to increased employee compensation expenses as we continue to invest in high quality people, particularly at the senior management level, to respond to increasing demand for our services. As discussed above, during the second quarter of 2006, we entered into new employment agreements with senior managing directors in our corporate finance/restructuring practice resulting in an increase in salary, bonus, stock-based compensation and forgivable loan expenses. In addition, the expansion of our presence in the United Kingdom, where utilization has been low, has resulted in expenses increasing at a faster pace than revenues. A decline in utilization rates in both the corporate finance/restructuring and forensic/litigation practices during the second quarter of 2006 as compared to the first quarter of 2006 has also contributed to the increase in direct costs as a percentage of revenues. In the technology practice, direct cost of revenues increased as a percentage of revenues for the three months ended June 30, 2006 as compared to 2005 primarily due to an increase in incentive compensation and the adoption of a new accounting standard in 2006 that requires us to record expense related to stock options granted. For the six months ended June 30, 2006 as compared to 2005, the direct cost of revenues as a percentage of revenues in the technology practice decreased. This is primarily due to strong performance during the first quarter of 2006 when utilization rates were high, as well as the acquisition of Ringtail on February 28, 2005, which generates a high gross margin due to the nature of its software business as compared with the historical results of the technology practice.

Selling, General and Administrative Expense.

	2005		2006
	Selling, General & Administrative	% of Segment Revenues	Selling, General & Administrative	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended June 30
Corporate Finance/Restructuring	$7,563	17.1%	$8,412	16.9%	11.2%
Forensic/Litigation	6,780	17.6%	8,419	18.7%	24.2%
Economic Consulting	3,977	14.4%	4,766	13.4%	19.8%
Technology	2,506	18.7%	5,229	18.0%	108.7%
Corporate	8,464	—	11,784	—	39.2%

Total Company	$29,290	23.6%	$38,610	24.2%	31.8%

Six Months Ended June 30
Corporate Finance/Restructuring	$14,663	17.1%	$17,359	16.7%	18.4%
Forensic/Litigation	13,882	18.1%	17,677	18.6%	27.3%
Economic Consulting	7,425	14.0%	9,668	13.1%	30.2%
Technology	4,487	17.9%	10,996	19.6%	145.1%
Corporate	16,986	—	26,136	—	53.9%

Total Company	$57,443	23.9%	$81,836	24.9%	42.5%

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

Selling, general and administrative expenses related to our operating segments increased by $6.0 million for the three-month period ended June 30, 2006 as compared to 2005 and by $15.2 million for the six-month period ended June 30, 2006 as compared to 2005. The increased expenses resulted from the following.

•	Corporate Finance/Restructuring Practice. Selling, general and administrative expenses increased by $0.9 million and $2.7 million for the three- and six-month periods ended June 30, 2006 as compared to 2005. These increases are primarily due to a $0.8 million and a $2.1 million increase in payroll and travel related expenses; a $0.4 million and a $0.5 million increase in marketing and advertising related expenses, a $0.4 million and a $0.3 million increase in outside services and legal expenses; a $0.4 million decrease in rent and facility related costs during the six-month period; and a $0.7 million decrease in bad debt expense during the three-month period and a $0.2 million increase in bad debt expense during the six-month period. About half of the overall increase in selling, general and administrative expenses in this practice is related to the acquisition of Cambio on May 31, 2005.

•

Forensic/Litigation Practice. Selling, general and administrative expenses increased by $1.6 million and $3.8 million for the three- and six-month periods ended June 30, 2006 as compared to 2005. These increases are primarily due to a $0.5 million and a $0.9 million increase in payroll and travel related expenses; a $0.6 million and a $0.9 million increase in outside services and legal expenses; a $0.3 million and a $1.7 million increase in bad debt expense; and a $0.3 million and a $0.5 million increase in marketing and advertising related expenses; offset by a $0.1 million and a $0.2 million decrease in other expenses.

•	Economic Consulting Practice. Selling, general and administrative expenses increased by $0.8 million and $2.2 million for the three- and six-month periods ended June 30, 2006 as compared to 2005. These increases are primarily due to a $0.7 million and a $1.1 million increase in payroll and travel related expenses; a $0.4 million increase in outside services during the six-month period; a $0.5 million increase in rent and facility related costs during the six-month period; and a $0.1 million and a $0.2 million increase in other expenses.

•	Technology Practice. Selling, general and administrative expenses increased by $2.7 million and $6.5 million for the three- and six-month periods ended June 30, 2006 as compared to 2005. These increases are primarily due to a $1.2 million and a $3.0 million increase in payroll and travel related expenses; a $0.8 million and a $2.0 million increase in rent and facility related costs, including depreciation expense; a $0.5 million and a $1.1 million increase in bad debt expense; and a $0.2 million and a $0.4 million increase in other expenses. Selling, general and administrative expenses have grown in this practice primarily to support its enormous growth over the last year.

Our corporate selling, general and administrative expenses increased by $3.3 million and $9.2 million for the three- and six-month periods ended June 30, 2006 as compared to 2005. The increase in our corporate selling, general and administrative expenses for the three- and six-month periods ended June 30, 2006 as compared to 2005 is attributable to the following.

•	a $1.6 million and a $4.2 million increase related to the implementation of a new accounting standard which requires us to expense the fair value of stock options we grant and the fair value of the discount we offer employees who purchase shares under our employee stock purchase plan;

•	a $0.4 million decrease and $1.7 million increase in salaries and benefits as a result of a 31.3% increase in the number of corporate employees necessary to support our growing organization and increased regulatory requirements offset by a decrease in incentive compensation expense during the second quarter of 2006;

•	a $0.6 million and a $1.2 million increase in travel related expenses primarily related to the lease of a corporate aircraft which we entered into in December 2005;

•	a $0.4 million and a $0.9 million increase in office rent and facility related costs, including depreciation and amortization expense;

•	a $0.5 million and a $0.7 million increase in marketing and advertising expenses primarily attributable to corporate sponsorships and events to promote our company; and

•	a $0.6 million and $0.5 million increase in other expenses to support a growing corporate services organization.

Amortization of Other Intangible Assets. Amortization expense related to other intangible assets increased by $1.2 million, or 74.4%, for the three months ended June 30, 2006 as compared to 2005 and by $3.4 million, or 144.3%, for the six months ended June 30, 2006 as compared to 2005. The increase is primarily due to the acquisition of Cambio that we completed during the second quarter of 2005 and the acquisition of Compass that we completed in January 2006. We expect amortization to increase as a result of the acquisition of International Risk that we completed in July 2006.

Interest Expense and Other. Interest expense increased by $3.5 million, or 141.2%, for the three months ended June 30, 2006 as compared to 2005 and by $7.7 million, or 180.2%, for the six months ended June 30, 2006 as compared to 2005. The increase is due to the issuance of our senior notes and convertible notes in August 2005. During the three- and six-month periods ended June 30, 2005, interest expense primarily consists of interest on our secured bank credit facility.

Income Tax Provision. Our effective tax rate increased from 42.0% for the three and six months ended June 30, 2005 to 44.5% for the three months ended June 30, 2006 and 45% for the six months ended June 30, 2006. This rate increase is primarily due to the implementation of a new accounting standard which requires us to expense the fair value of incentive stock options we grant and the fair value of the discount we offer employees who purchase shares under our employee stock purchase plan. We are not entitled to a tax deduction for these expenses unless a disqualifying disposition occurs. Since we can not predict when or if we will be entitled to a tax deduction for these items, we are unable to record a tax benefit for these items. Excluding the impact of implementing this accounting standard, our effective tax rate is 42.8% for the three months ended June 30, 2006 and 42.7% for the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash Flows.

	Six Months Ended June 30,		Change from Previous Year
	2005	2006	Dollars	Percent
	(dollars in thousands)
Net cash provided by (used in) operating activities	$15,974	$(30,047)	$(46,021)	(288.1)%
Net cash used in investing activities	(50,183)	(67,515)	(17,332)	(34.5)%
Cash provided by (used in) financing activities	31,608	(18,239)	(49,847)	(157.7)%

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

During the six months ended June 30, 2006, we have used more cash to fund our operating activities than we did during the six months ended June 30, 2005. This is primarily due to our increasing investment in our professionals. Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During 2006, we had higher incentive compensation payments than in 2005 primarily due to our strong performance in 2005 as well as the payment of $8.1 million of bonuses in connection with the large success fee we received during the fourth quarter of 2005. In connection with the employment agreements we entered into with senior managing directors in the corporate finance/restructuring practice during the six months ended June 30, 2006, we funded $17.5 million of forgivable loans. We also used $8.0 million during 2006 to fund loans in connection with the Compass acquisition.

During 2006, our accounts receivable, net of billings in excess of services provided, have increased across most of our practice areas causing an increase in our cash used in operations as compared to 2005. This is primarily due to increasing revenues and increasing days sales outstanding. Our days sales outstanding increased by about nine days from December 31, 2005 to June 30, 2006. At June 30, 2006, a trade receivable for our economics practice classified within other long-term assets represents $11.6 million of fees for services rendered where payment will not be received until completion of the client engagement. This specific matter causes days sales outstanding to increase in this practice.

Net cash used in investing activities during the six months ended June 30, 2006 increased $17.3 million as compared to the same period in 2005 primarily due to an increase in cash used to fund acquisition activities. During the six months ended June 30, 2006, net cash used in investing activities includes $46.9 million used to acquire Compass, which represents the total cash paid for the acquisition of $47.3 million net of $0.4 million of cash received. In addition, we placed $9.0 million in an escrow account during the second quarter of 2006 to fund the acquisition of International Risk. During the six months ended June 30, 2005, net cash used in investing activities included $26.5 million of net cash used to acquire Cambio and $19.6 million to fund the Ringtail acquisition, offset by $5.5 million received as payment in full from a note receivable due from the purchasers of one of our former subsidiaries. Capital expenditures have remained relatively flat during the six-month period ended June 30, 2006 as compared to 2005. We expect capital expenditures to increase as we continue to invest in our technology practice and renovate or expand our offices. We had no material outstanding purchase commitments as of June 30, 2006.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions or to refinance existing indebtedness. During the six months ended June 30, 2006, our financing activities consisted of $23.4 million of cash used to repurchase shares of our common stock, offset by $4.3 million of cash received from the exercise of stock options. During the six months ended June 30, 2005, our financing activities consisted of $33.5 million of net borrowings under our bank credit facility and common stock repurchases of $7.7 million offset by $2.6 million of cash received from the exercise of stock options.

Since October 2003, our board of directors has authorized us to use up to $219.7 million of cash to purchase, from time to time, shares of our common stock. Our share repurchase program is effective through December 31, 2006. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the six months ended June 30, 2006, we purchased and retired 600,000 shares of our common stock at a total cost of $16.6 million. Since inception of the program, we have purchased and retired a total of 7.6 million shares of our common stock for a total of $186.2 million leaving $33.5 million authorized for future purchases.

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

Our senior secured credit facility and the indenture governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At June 30, 2006, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indenture governing our senior notes.

As of June 30, 2006, our capital resources included $37.6 million of cash and cash equivalents and a $100.0 million of borrowing capacity under our revolving line of credit. As of June 30, 2006, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of June 30, 2006, we had $8.6 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $91.4 million.

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

We anticipate capital expenditures will be about $20.0 million to $24.0 million to support our organization during 2006, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions of Compass and International Risk, but does not include the impact of any further purchases that we may be required to make as a result of any future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional business combinations.

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

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of June 30, 2006. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts. See “— Forward-Looking Statements.”

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings prior to the November 28, 2008 maturity date.

The interest obligation on our long-term debt assumes that our senior notes and our convertible notes will bear interest at their stated rates. We enter into derivative contracts, mainly to protect against adverse interest rate movements on the value of our long-term debt, under which we are required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of interest rate swap agreements with notional amounts totaling $60.0 million. Derivative contracts are carried at fair value on our consolidated balance sheet. Because the derivative contracts recorded on our consolidated balance sheet at June 30, 2006 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the following table. However, our total interest expense will be impacted by net cash flows under these derivative contracts. Further discussion of our derivative instruments is included in note 6 to our consolidated financial statements.

Future contractual obligations related to our operating leases are net of contractual sublease receipts. The payment amounts for capital lease obligations include amounts due for interest.

	Total	2006	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Contractual Obligations
Long-term debt	$350,196	$8	$18	$19	$19	$20	$20	$350,092
Interest on long-term debt	143,333	10,439	20,879	20,878	20,878	20,877	20,877	28,504
Operating leases	159,604	6,991	13,679	14,419	14,579	14,251	13,714	81,971
Capital leases	57	57	—	—	—	—	—	—

Total obligations	$653,190	$17,495	$34,576	$35,316	$35,476	$35,148	$34,611	$460,567

Future Outlook. We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $91.4 million of availability under our revolving line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $37.6 million of cash and cash equivalents at June 30, 2006;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2006 of about $20.0 million to $24.0 million;

•	funds required to satisfy earnout obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors by issuing unsecured forgivable employee loans, which could approximate $50.0 million in 2006;

•	the discretionary funding of our share repurchase program; and

•	other known future contractual obligations.

For the last several years our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our revolving line of credit, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any acquisition transactions, not currently contemplated, or any unexpected changes in significant numbers of employees. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or events and do not intend to do so. Forward-looking statements include statements appearing in “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Item 1A. Risk Factors” of this Form 10-Q, or the other documents we file with the Securities and Exchange Commission, or SEC, including, among others, our annual report on Form 10-K and our quarterly reports on Form 10-Q and amendments thereto.

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

The table below summarizes our market risks from changes in interest rates as of June 30, 2006 and December 31, 2005. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related weighted average interest rates by year of maturity for our senior notes, our convertible notes and our other notes. The table excludes the potential exercise of the relevant redemption or conversion features. For interest rate swap agreements, the table presents notional amounts and related interest rates by year of maturity. The fair values included in this section have been determined based on quoted market prices for our senior notes and our convertible notes and estimates from bankers to settle interest rate swap agreements.

	Year of Maturity							June 30, 2006		December 31, 2005
	2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate Sensitivity:
Long-term debt
Fixed rate	$8	$18	$19	$19	$20	$20	$350,092	$350,000	$368,960	$350,000	$372,975
Average interest rate	2%	2%	2%	2%	2%	2%	6%	6%		6%
Interest rate swaps
Fixed to variable	$—	$—	$—	$—	$—	$—	$60,000	$60,000	$(3,721)	$60,000	$(1,569)
Average pay rate							8%	8%		7%
Average receive rate							8%	8%		8%

Equity Price Sensitivity

We currently have outstanding $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of June 30, 2006, the conversion price has not required adjustment and we would not be required to issue any shares of our common stock upon conversion.

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

We granted certain sellers of Cambio contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make an additional cash payment to the sellers equal to the deficiency. The price protection periods vary from one to four years after May 31, 2005. If the market value of our common stock is lower than $22.33 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.33, we may be required to make total price protection payments of about $0.6 million. Based on the price of our common stock on June 30, 2006, we would not be obligated to make any price protection related payments.

We granted certain sellers of Compass contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock between the years ending December 31, 2006 and December 31, 2013, if the market price of our common stock is below $27.61, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $27.61 on any date that restrictions lapse, then for every $1.00 that our stock price is below $27.61, we may be required to make price protection payments of about $0.9 million. Based on the price of our common stock of $26.77 per share on June 30, 2006, we may be obligated to make a price protection related payments of about $0.8 million.

The following table lists the high and low sale prices per share for our common stock as reported on the New York Stock Exchange for the periods indicated.

	High	Low
Three Months Ended June 30, 2006	$29.34	$24.37
Six Months Ended June 30, 2006	29.77	24.37

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. None during the three months ended June 30, 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchase. The following table provides information with respect to purchases we made of our common stock during the second quarter of 2006 (in thousands except per share amounts).

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (b)
April 1 through April 30, 2006	—	—	—	$41,499
May 1 through May 31, 2006	300	$26.81	300	$33,456
June 1 through June 30, 2006	—	—	—	$33,456

Total	300		300

(a)	We purchased all of these shares of our common stock through our publicly announced stock repurchase program.
(b)	In October 2003, our board of directors authorized the purchase, from time to time, of up to $50.0 million of our common stock. Since then, the authorized amount has been increased to a total of $219.7 million. Unless reauthorized or extended by our board of directors, this program expires on December 31, 2006. These amounts represent gross purchase prices and include the transaction costs we may incur, such as commissions, on the related purchases, as well as settlement payments related to any accelerated stock repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on June 6, 2006. At the 2006 annual meeting, our stockholders voted on the election of three Class I directors identified below. The terms of the Class II directors, Dennis J. Shaughnessy and George P. Stamas, and the Class III directors, Mark H. Berey, Jack B. Dunn, IV and Gerard E. Holthaus, continued following the meeting and will expire at the annual meetings of stockholders to be held in 2007 and 2008, respectively. In addition to the election of the Class I directors, five additional proposals were submitted to a vote of our stockholders at the 2006 annual meeting. All of the proposals, including the election of the Class I directors, were approved by stockholders at the 2006 annual meeting. The voting results on each of the six proposals submitted to stockholders at the 2006 annual meeting are presented below.

Proposal 1 — Election of Three Class I Directors.

	Number of Votes
	For	Withheld
Denis J. Callaghan	30,717,335	3,291,447
Matthew F. McHugh	31,920,735	2,088,047
Gary C. Wendt	33,055,978	952,804

Proposal 2 — Approve and Adopt the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Authorizing 3,500,000 Shares of Common Stock under the Plan.

Number of Votes
For	Against	Abstain	Broker Non-Votes
19,968,923	9,097,960	1,488,078	3,453,821

Proposal 3 — Approve and Adopt the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors Authorizing 1,500,000 Shares of Common Stock under the Plan.

Number of Votes
For	Against	Abstain	Broker Non-Votes
17,780,279	11,638,074	1,136,608	3,453,821

Proposal 4 — Approve and Adopt the FTI Consulting, Inc. 2007 Employee Stock Purchase Plan Authorizing 2,000,000 Shares of Common Stock under the Plan.

Number of Votes
For	Against	Abstain	Broker Non-Votes
26,861,685	2,570,713	1,122,563	3,453,821

Proposal 5 — Approve Adoption and Amendment of the FTI Consulting, Inc. Incentive Compensation Plan.

Number of Votes
For	Against	Abstain	Broker Non-Votes
30,487,887	2,388,420	1,132,475	—

Proposal 6 — Ratify the Appointment of KPMG LLP to Serve as FTI Consulting, Inc.’s Independent Registered Public Accounting Firm for its Fiscal Year Ending December 31, 2006.

Number of Votes
For	Against	Abstain	Broker Non-Votes
33,290,625	704,826	13,330	—

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
10.1*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (Filed with the Securities and Exchange Commission, or SEC, on June 6, 2006 as exhibit 4.3 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.2*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Incentive Stock Option Agreement Plan (Filed with the SEC on June 6, 2006 as exhibit 99.1 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.3*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement (Filed with the SEC on June 6, 2006 as exhibit 99.2 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.4*	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors (Filed with the SEC on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s definitive proxy statement on Schedule 14A and incorporated herein by reference.)

10.5*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors (Filed with the SEC on June 6, 2006 as exhibit 99.1 to FTI Consulting, Inc.’s registration statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.6*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors (Filed with the SEC on June 6, 2006 as exhibit 99.2 to FTI Consulting, Inc.’s registration statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.7*	FTI Consulting, Inc. 2007 Employee Stock Purchase Plan (Filed with the SEC on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s definitive proxy statement on Schedule 14A and incorporated herein by reference.)

10.8*	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan (Filed with the SEC on June 7, 2006 as exhibit 10.1 to FTI Consulting, Inc.’s Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.9*	Amendment dated as of June 6, 2006 to 2004 Long-Term Incentive Plan, as Amended and Restated effective April 27, 2005, as further amended (Filed with the SEC on June 7, 2006 as exhibit 10.2 to FTI Consulting, Inc.’s Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.10*	Offer Letter dated January 9, 2006 to and accepted by John A. MacColl (Filed with the SEC on June 9, 2006 as exhibit 10.1 to FTI Consulting, Inc.’s Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.11*	Offer Letter dated May 17, 2005 to and accepted by David G. Bannister (Filed with the SEC on June 9, 2006 as exhibit 10.2 to FTI Consulting, Inc.’s Form 8-K dated June 6, 2006 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

Exhibit Number	Exhibit Description

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: August 7, 2006	by	/s/ THEODORE I. PINCUS
Theodore I. Pincus Executive Vice President and Chief Financial Officer (principal financial officer)