Form 10-Q
period 2006-09-30
FTI CONSULTING INC
filed 2006-11-09
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated filer    ☒                Accelerated filer    ☐                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common stock, par value $0.01 per share	41,577,955

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2005	September 30, 2006
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$153,383	$22,491
Accounts receivable
Billed receivables	87,947	125,958
Unbilled receivables	56,871	72,981
Allowance for doubtful accounts and unbilled services	(17,330)	(20,827)

	127,488	178,112
Notes receivable	2,713	7,528
Prepaid expenses and other current assets	8,147	27,215
Deferred income taxes	6,404	9,816

Total current assets	298,135	245,162
Property and equipment, net	29,302	33,612
Goodwill	576,612	647,317
Other intangible assets, net	21,454	33,442
Notes receivable, net of current portion	6,516	35,687
Other assets	27,445	35,657

Total assets	$959,464	$1,030,877

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$21,762	$33,530
Accrued compensation	72,688	56,399
Billings in excess of services provided	10,477	10,746

Total current liabilities	104,927	100,675
Long-term debt, net of current portion	348,431	348,361
Deferred income taxes	33,568	45,648
Other liabilities	18,269	24,662
Commitments and contingent liabilities (notes 3, 5, 6, 7 and 10)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 39,009 shares issued and outstanding — 2005; and 40,299 shares issued and outstanding — 2006	390	403
Additional paid-in capital	238,055	259,547
Unearned compensation	(11,089)	—
Retained earnings	226,913	251,581

Total stockholders’ equity	454,269	511,531

Total liabilities and stockholders’ equity	$959,464	$1,030,877

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues	$133,189	$162,068	$373,720	$491,092

Operating expenses
Direct cost of revenues	73,341	91,554	202,878	276,896
Selling, general and administrative expense	32,587	39,711	90,030	121,547
Special charges (note 7)	—	22,972	—	22,972
Amortization of other intangible assets	1,952	2,551	4,309	8,310

	107,880	156,788	297,217	429,725

Operating income	25,309	5,280	76,503	61,367

Other income (expense)
Interest income	548	411	912	1,887
Interest expense and other	(4,875)	(6,103)	(9,104)	(17,992)
Loss on early extinguishment of terms of loans	(1,687)	—	(1,687)	—
Litigation settlement gains (losses), net	21	688	(991)	419

	(5,993)	(5,004)	(10,870)	(15,686)

Income before income tax provision	19,316	276	65,633	45,681
Income tax provision	8,113	562	27,566	21,013

Net income (loss)	$11,203	$(286)	$38,067	$24,668

Earnings (loss) per common share — basic	$0.28	$(0.01)	$0.91	$0.63

Earnings (loss) per common share — diluted	$0.27	$(0.01)	$0.90	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2006	39,009	$390	$238,055	$(11,089)	$226,913	$454,269
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $1,236	338	3	7,062			7,065
Employee stock purchase plan	402	4	8,432			8,436
Restricted share grants, net of forfeitures	85	1	(1)			—
Business combinations	1,065	11	30,124			30,135
Purchase and retirement of common stock	(600)	(6)	(23,370)			(23,376)
Reclassification due to adoption of new accounting standard (note 2)			(11,089)	11,089		—
Share-based compensation			10,334			10,334
Net income					24,668	24,668

Balance, September 30, 2006	40,299	$403	$259,547	$—	$251,581	$511,531

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2005	2006
Operating activities
Net income	$38,067	$24,668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and other amortization	8,308	9,394
Amortization of other intangible assets	4,309	8,310
Provision for doubtful accounts, net	2,945	6,060
Non-cash share-based compensation	1,374	10,708
Income tax benefit from stock option exercises and other	1,188	—
Loss on early extinguishment of term loans	1,687	—
Excess tax benefits from share-based compensation	—	(910)
Loss on subleased facilities	920	—
Impairment of other intangible assets	—	933
Non-cash interest expense	1,338	1,797
Other	718	(17)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(31,471)	(50,724)
Notes receivable	1,467	(33,985)
Prepaid expenses and other assets	(3,414)	(5,940)
Accounts payable, accrued expenses and other	6,985	10,140
Accrued special charges	—	18,590
Income taxes payable	4,261	(5,206)
Accrued compensation	6,115	(24,748)
Billings in excess of services provided	(1,294)	27

Net cash provided by (used in) used in operating activities	43,503	(30,903)

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(50,972)	(69,756)
Purchases of property and equipment	(12,077)	(13,803)
Proceeds from note receivable due from purchasers of former subsidiary	5,525	—
Change in other assets	(134)	247

Net cash used in investing activities	(57,658)	(83,312)

Financing activities
Issuance of debt securities	350,000	—
Purchase and retirement of common stock	(133,088)	(23,376)
Issuance of common stock under equity compensation plans	5,016	6,471
Excess tax benefits from share-based compensation	—	910
Borrowings under long-term credit facilities	50,000	400
Payments of long-term debt	(155,000)	(15)
Borrowings under revolving line of credit	33,500	—
Payments of revolving line of credit	(33,500)	—
Payment of debt financing fees	(13,034)	(393)
Other	(186)	(674)

Net cash provided by (used in) financing activities	103,708	(16,677)

Net increase (decrease) in cash and cash equivalents	89,553	(130,892)

Cash and cash equivalents, beginning of period	25,704	153,383

Cash and cash equivalents, end of period	$115,257	$22,491

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1.	Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and under the rules and regulations of the Securities and Exchange Commission for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. You should not expect the results of operations for interim periods to necessarily be an indication of the results for a full year. You should read these financial statements in conjunction with the consolidated financial statements and the notes contained in our annual report on Form 10-K for the year ended December 31, 2005.

Earnings per Common Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our stock option and long-term incentive plans, including restricted shares using the treasury stock method; and shares issuable upon conversion of our convertible senior subordinated notes using the if-converted method. Since the average price per share of our common stock was below the conversion price of our convertible notes, the convertible notes did not have a dilutive effect on our earnings per share for any of the periods presented. Until the market price of our common stock exceeds $31.25 per share, the conversion feature of the convertible notes will not have an impact on the number of shares utilized to calculate diluted earnings per share. When the market price of our common stock exceeds $31.25 per share, the number of shares that would be issued if the convertible notes were converted will be included as outstanding shares in the calculation of the diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Numerator — basic and diluted
Net income (loss)	$11,203	$(286)	$38,067	$24,668

Denominator
Weighted average number of common shares outstanding — basic	40,177	39,236	41,760	39,338
Effect of dilutive stock options	715	—	550	582
Effect of dilutive restricted shares	165	—	56	192
Effect of accelerated stock repurchase agreement	113	—	38	—

Weighted average number of common shares outstanding — diluted	41,170	39,236	42,404	40,112

Earnings (loss) per common share — basic	$0.28	$(0.01)	$0.91	$0.63

Earnings (loss) per common share — diluted	$0.27	$(0.01)	$0.90	$0.61

Antidilutive stock options and restricted shares	1,316	6,063	2,555	1,889

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Supplemental Cash Flow Information.

	Nine Months Ended September 30,
	2005	2006
Other non-cash investing and financing activities
Issuance of common stock to acquire businesses	$30,346	$30,135

Share-Based Compensation Expense. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Share-Based Compensation,” and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective method under which prior period amounts are not restated for comparative purposes. Under the modified prospective method, we are required to recognize compensation cost:

•	for all share-based payments granted after January 1, 2006 based on the requirements of Statement No. 123(R) and

•	for all unvested awards granted prior to January 1, 2006 using the compensation cost calculated for pro forma disclosure purposes under Statement No. 123.

Under Statement No. 123(R), we are required to recognize all share-based payments to employees and non-employee directors in our financial statements based on their grant date fair values, using prescribed option-pricing models. We use the Black-Scholes option pricing model to value share-based payments. However, we use a lattice model to value options that vest upon the earlier of the achievement of a service condition or the achievement of a market condition. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period. Under Statement No. 123(R), share-based compensation expense is based on awards ultimately expected to vest and must be reduced for estimated forfeitures.

As a result of adopting Statement No. 123(R), our results of operations are different than they would have been if we had continued to account for share-based compensation under APB Opinion No. 25. If we had continued to account for share-based compensation under APB Opinion No. 25:

•	for the three months ended September 30, 2006,

•	our income before income taxes would have been $2.8 million higher;

•	our net income would have been $2.0 million higher;

•	our basic earnings per share would have been $0.05 higher than our reported basic loss per share of $0.01; and

•	our diluted earnings per share would have been $0.05 higher than our reported diluted loss per share of $0.01; and

•	for the nine months ended September 30, 2006,

•	our income before income taxes would have been $8.3 million higher;

•	our net income would have been $6.2 million higher;

•	our basic earnings per share would have been $0.15 higher than our reported basic earnings per share of $0.63; and

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

•	our diluted earnings per share would have been $0.15 higher than our reported diluted earnings per share of $0.61.

Upon adoption of Statement No. 123(R), we reclassified our unamortized unearned compensation related to the issuance of unvested restricted stock awards to additional paid-in capital in our balance sheet.

Prior to the adoption of Statement No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. Statement No. 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of compensation cost recognized for those options, referred to as excess tax benefits, to be classified as financing cash flows. The $0.9 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted Statement No. 123(R).

In November 2005, the FASB issued FASB Staff Position, or FSP, No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in FSP No. 123(R)-3 for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation.

Significant New Accounting Pronouncements. On July 13, 2006, the FASB issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, among other things. The provisions of FIN No. 48 are effective for us beginning January 1, 2007. We do not believe the adoption of this accounting pronouncement will have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. We are required to adopt the provisions of Statement No. 157 effective January 1, 2008 although earlier adoption is permitted. We do not believe the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 on our financial position, results of operations and cash flows.

Reclassifications. Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

2.	Share-Based Compensation

Share-Based Incentive Compensation Plans. Our 1997 Stock Option Plan, as amended, provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997 plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of September 30, 2006, 76,625 shares of common stock are available for grant under our 1997 Stock Option Plan.

Our 2004 Long-Term Incentive Plan, as amended, provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other share-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares, performance awards or other share-based awards. As of September 30, 2006, 290,223 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

On June 6, 2006, our stockholders approved the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. This plan, as amended, provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares, performance awards or other share-based awards. As of September 30, 2006, 3,415,000 shares of common stock are available for grant under our 2006 Global Long-Term Incentive Plan.

On June 6, 2006, our stockholders approved the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors. The deferred compensation plan provides for grants of stock unit and restricted stock unit awards to our key employees, other highly-compensated employees and non-employee directors. We are authorized to issue up to 1,500,000 shares of common stock under the deferred compensation plan. As of September 30, 2006, 1,462,500 shares of common stock are available for grant under our Deferred Compensation Plan for Key Employees and Non-Employee Directors.

Options are granted to employees with exercise prices equal to or exceeding the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the compensation committee of our board of directors. Options granted under our share-based incentive compensation plans generally vest over three to six years, although we have granted options that vest over eight years. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years. Our share-based incentive compensation plans provide for accelerated vesting if there is a change in control, as defined in the applicable plan. The employment agreements with executive officers and other employees provide for accelerated vesting on other events, including death, disability, termination without good cause and termination by the employee with good reason. We issue new shares of our common stock whenever stock options are exercised or share awards are granted.

Periodically we issue restricted and unrestricted shares to employees upon employment or in connection with performance evaluations. The fair market value on the date of issue of unrestricted shares is immediately charged to compensation expense. The fair market value on the date of issue of restricted shares is charged to compensation expense ratably over the remaining service period as the restrictions lapse.

Employee Stock Purchase Plan. The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,300,000 shares of common stock are authorized for purchase under the plan. As of September 30, 2006, 120,439 shares of our common stock are available for purchase under the plan. Employees purchased shares of common stock under this plan during the following periods at the weighted average prices per share as indicated: three months ending September 30, 2005 — 197,390 at $17.77; three months ending September 30, 2006 — 257,619 at $22.75; nine months ending September 30, 2005 — 307,388 at $16.41; and nine months ending September 30, 2006 — 402,299 at $20.97.

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

Share-Based Compensation Expense. We use the Black-Scholes option-pricing model and a lattice model to value our option and purchase plan grants using the assumptions in the following table. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities with remaining terms similar to the expected term of the option or purchase plan award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. To estimate the market price volatility of our common stock, we use the historical volatility of our common stock over a time period equal to the expected term of the option or purchase plan award. The expected life of option grants is based on historical observations of the actual time lapsed between the grant date and exercise date. Groups of option holders that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

Beginning in 2006, we began to use a lattice model to value options that vest upon the earlier of the achievement of a service condition or the achievement of a market condition. Options with these vesting terms have been granted to one of our executives. In addition to these assumptions used under the Black-Scholes model, the lattice model requires inputs for post-vesting turnover rate and suboptimal exercise factor. The post-vesting forfeiture rate is 0% based on the historically low option cancellation rates of our executive employees. The suboptimal exercise factor, which is the ratio by which the stock price must increase before an employee is expected to exercise the option, is 1.7 based on actual historical exercise activity. The expected life of the option is an output of the lattice model and has ranged between 6 and 7 years during 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Risk-free interest rate — option plan grants	3.77% — 3.93%	4.92% — 5.11%	3.44% — 3.98%	4.29% — 5.20%
Risk-free interest rate — purchase plan grants	3.35%	5.25%	2.55% — 3.35%	4.37% — 5.25%
Dividend yield	0%	0%	0%	0%
Expected life of option grants	3 years	4 — 6 years	3 years	3 — 10 years
Expected life of stock purchase plan grants	0.5 years	0.5 years	0.5 years	0.5 years
Stock price volatility — option plan grants	49.7% — 49.9%	46.5% — 50.3%	49.7% — 54.1%	45.7% — 51.7%
Stock price volatility — purchase plan grants	23.2%	37.7%	23.2% — 34.7%	32.0% — 37.7%

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below reflects the total share-based compensation expense recognized in our statements of operations for the three and nine months ended September 30, 2005 and 2006. Statement No. 123(R) requires forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience. For the three and nine months ended September 30, 2006, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In our pro forma disclosures of share-based compensation under Statement No. 123, we accounted for forfeitures as they occurred.

	2005		2006
Statement of Operations Classification	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants
Three Months Ending September 30
Direct cost of revenues	$—	$324	$1,134	$215
Selling, general and administrative expense	—	144	1,675	429
Special charges	—	—	18	566

Share-based compensation expense before income taxes	—	468	2,827	1,210
Income tax benefit	—	196	863	516

Share-based compensation, net of income taxes	$—	$272	$1,964	$694

Nine Months Ending September 30
Direct cost of revenues	$—	$972	$2,407	$841
Selling, general and administrative expense	—	402	5,848	1,028
Special charges	—	—	18	566

Share-based compensation expense before income taxes	—	1,374	8,273	2,435
Income tax benefit	—	577	2,100	1,038

Share-based compensation, net of income taxes	$—	$797	$6,173	$1,397

As of September 30, 2006, there was $17.9 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 3.8 years as the options vest. There were no share-based compensation costs capitalized as of September 30, 2006.

As permitted by Statement No. 123, prior to January 1, 2006, we accounted for share-based payments to employees and non-employee members of our board of directors using the intrinsic value method prescribed by APB Opinion No. 25. Under APB Opinion No. 25, we recorded compensation expense over the vesting period to the extent that the fair value of the underlying shares of common stock on the grant date exceeded the exercise or acquisition price of the stock or share-based award. Because options granted under our share-based incentive compensation plans had an exercise price greater than or equal to the market value of the underlying common stock on the grant date, we generally did not recognize compensation cost related to stock options or shares issued under our employee stock purchase plan. For the three and nine months ending September 30, 2005, the following table

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

illustrates the effect on net income and earnings per share if we had determined compensation cost by applying the fair value recognition provisions of Statement No. 123 to share-based employee awards.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$11,203	$38,067
Add — Share-based employee compensation cost included in reported net income, net of income taxes	272	797
Deduct — Total share-based employee compensation expense determined under a fair value based method for all awards, net of income taxes	(1,733)	(5,827)

Net income, pro forma	$9,742	$33,037

Earnings per common share
Basic, as reported	$0.28	$0.91

Basic, pro forma	$0.24	$0.79

Diluted, as reported	$0.27	$0.90

Diluted, pro forma	$0.24	$0.78

General Stock Option and Share-Based Award Information. The following table summarizes the option activity under our share-based incentive compensation plans as of and during the nine months ended September 30, 2006. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on changes in the fair market value of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2006	4,604	$20.56
Options granted during the period:
Exercise Price = fair market value	1,247	$27.21
Exercise Price > fair market value	68	$29.16
Options exercised	(363)	$17.74
Options forfeited	(141)	$22.11

Options outstanding, September 30, 2006	5,415	$22.35	7.4 years	$19,503

Options exercisable, September 30, 2006	3,182	$20.70	6.3 years	$15,019

The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of options exercised was:

•	$2.8 million during the three months ended September 30, 2005;

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

•	$0.5 million during the three months ended September 30, 2006;

•	$3.1 million during the nine months ended September 30, 2005; and

•	$3.0 million during the nine months ended September 30, 2006.

The table below reflects the weighted-average grant-date fair value of stock options granted, shares purchased under our employee stock purchase plan and restricted shares granted during the three and nine months ended September 30, 2005 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Stock options:
Exercise price = fair market value	$7.76	$12.14	$7.95	$14.52
Exercise price > fair market value	$8.17	$8.76	$7.48	$10.34
Employee stock purchase plan shares	$4.63	$7.06	$5.10	$6.86
Restricted awards	—	$24.04	$22.34	$26.45

Following is a summary of the status of stock options outstanding and exercisable at September 30, 2006.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
$ 1.90 — $19.00	1,196	$14.87	6.5 years	811	$12.83
$19.09 — $21.65	1,201	$20.74	6.8 years	992	$20.97
$21.70 — $25.67	1,083	$23.67	6.8 years	880	$23.90
$25.73 — $27.60	1,198	$26.86	8.3 years	474	$27.27
$27.90 — $33.25	737	$28.63	9.0 years	25	$28.09

	5,415			3,182

A summary of our unvested restricted share award activity during the nine months ended September 30, 2006 is presented below. The fair value of unvested restricted share-based awards is determined based on the closing market price of our common stock on the grant date. Pre-vesting forfeitures were estimated to be between 0% and 1% based on historical experience.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted shares outstanding, January 1	640	$21.32
Restricted share awards granted	157	$26.45
Restricted share awards vested	(92)	$20.43
Restricted share awards forfeited	(35)	$21.15

Unvested restricted shares outstanding, September 30	670	$22.65

As of September 30, 2006, there was $12.4 million of unrecognized compensation cost related to unvested restricted share-based compensation arrangements. That cost is expected to be recognized ratably over a weighted-average period of 3.7 years as the awards vest. The total fair value of restricted share-based awards that

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

vested was $1.5 million during the three months ended September 30, 2006 and $1.9 million during the nine months ended September 30, 2006. The total fair value of restricted share-based awards that vested during the three and nine months ended September 30, 2005 was $0.3 million.

3.	Acquisitions

We record assets acquired and liabilities assumed in business combinations on our balance sheet as of the respective acquisition dates based upon their estimated fair values at the acquisition date. We include the results of operations of businesses acquired in our Statement of operations beginning on the acquisition dates. We allocate the acquisition cost to identifiable tangible and intangible assets and liabilities based upon their estimated relative fair values. We allocate the excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed to goodwill. We determine the fair value of intangible assets acquired based upon independent appraisals. The fair value of shares of our common stock issued in connection with a business combination is based on a five-day average of the closing price of our common stock two days before and two days after the date we agree to the terms of the acquisition and publicly announce the transaction. In certain circumstances, the allocations of the excess purchase price are based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. Revisions to our preliminary estimates of fair value may be significant. Since the business combinations consummated in 2005 and 2006 did not materially impact our results of operations, pro forma results have not been presented.

Compass. On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., or Compass. Compass is a competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim. The total acquisition cost, net of post-closing adjustments, was $73.4 million consisting of net cash of $46.9 million, $0.4 million of transaction costs and 909,346 restricted shares of common stock valued at $26.1 million. We financed the cash portion of the purchase price from cash on hand. For each fiscal year ending between December 31, 2006 and December 31, 2013, the purchase agreement provides for:

•	additional consideration based on earnings before interest and taxes, or EBIT of the business unit (as defined in the purchase agreement);

•	the set aside of a percentage of EBIT of the business unit for each fiscal year to be used as incentive compensation to employees of and consultants to the business; and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $27.61.

The identifiable intangible assets we acquired consist principally of contract backlog, customer relationships, non-competition agreements and tradename and total $16.4 million. We recorded $52.7 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Other. During the third quarter of 2006, we completed two business combinations. The total acquisition cost was $23.5 million, consisting of net cash of $19.5 million and 155,434 restricted shares of our common stock valued at $4.0 million. The purchase agreements for these business combinations contain provisions that include additional cash payments based on the achievement of annual financial targets in each of the next five to six years. Any contingent consideration payable in the future will be applied to goodwill.

4.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill for the three and nine months ended September 30, 2006, are as follows:

	Corporate Finance/ Restructuring	Forensic/ Litigation	Economics	Technology	Total Company
Balance, January 1, 2006	$298,839	$122,140	$125,349	$30,284	$576,612
Goodwill acquired during the period	—	18,149	52,740	—	70,889
Adjustments to allocation of purchase price	(268)	2	—	82	(184)

Balance, September 30, 2006	$298,571	$140,291	$178,089	$30,366	$647,317

Other intangible assets with finite lives are amortized over their estimated useful lives. During the third quarter of 2006, we determined that the backlog we acquired in May 2005 in connection with our acquisition of Cambio Health Solutions had a shorter life than we originally estimated and therefore, we recorded a $0.9 million non-cash intangible impairment charge. This amount is recorded as a special charge in our statement of operations. For intangible assets with finite lives, we recorded amortization expense of $4.3 million for the nine months ended September 30, 2005 and $8.3 million for the nine months ended September 30, 2006. Based solely on the amortizable intangible assets recorded as of September 30, 2006, we estimate amortization expense to be $2.0 million during the remainder of 2006, $6.3 million in 2007, $4.1 million in 2008, $3.9 million in 2009, $2.1 million in 2010, $1.8 million in 2011, and $5.4 million in years after 2011. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors. The carrying amounts of the amortizable assets we acquired in connection with the acquisitions completed during the third quarter of 2006 are based on our estimated valuations, which we expect to complete by the end of 2006. The final purchase price allocations may differ from our preliminary estimates. See note 3.

	Useful Life in Years	December 31, 2005		September 30, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	3 to 15	$10,340	$2,827	$17,744	$4,523
Contract backlog	0.5 to 3	8,105	3,536	5,826	2,737
Software	5	4,400	733	4,400	1,393
Non-competition agreements	3 to 5	2,421	1,116	8,228	1,967

		25,266	8,212	36,198	10,620
Unamortized intangible assets
Tradenames	Indefinite	4,400	—	7,864	—

		$29,666	$8,212	$44,062	$10,620

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

5.	Long-Term Debt and Capital Lease Obligations

	December 31, 2005	September 30, 2006
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $1,569 — 2005 and $1,982 — 2006	$198,431	$198,018
3 3/4% convertible senior subordinated notes due 2012	150,000	150,000
Other	—	385

Total long-term debt	348,431	348,403
Less current portion	—	42

Long-term debt, net of current portion	$348,431	$348,361

Total capital lease obligations	$98	$37
Less current portion	76	37

Capital lease obligations, net of current portion	$22	$—

Senior Secured Credit Facility. On September 29, 2006, we amended and restated our senior secured credit facility to provide for $50.0 million in additional borrowing capacity under our revolving line of credit, accommodate the offering of our 7 3/4% senior notes described below in note 10, adjust our financial covenants and effect certain other changes. As of September 30, 2006, our senior secured credit facility provides for a $150.0 million revolving line of credit. The maturity date of the $150.0 million revolving line of credit is September 30, 2011. We may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. We are also required to pay a commitment fee of between 0.25% and 0.5% on the unused portion of the revolving line of credit which is subject to change based on our consolidated leverage ratio. As of September 30, 2006, our commitment fee rate was 0.375%. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets. As of September 30, 2006, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of September 30, 2006, we had $9.6 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $140.4 million.

Our senior secured credit facility and the indenture governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At September 30, 2006, there were no events of default under the covenants in the senior secured credit facility and the indentures governing our senior and convertible notes.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Guarantees. Currently, we do not have any significant debt guarantees related to entities outside of the consolidated group. As of September 30, 2006, substantially all of our domestic subsidiaries are guarantors of borrowings under our senior secured credit facility, our senior notes and our convertible notes in the amount of $350.0 million. We directly own 100% of each subsidiary guarantor. The guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are minor. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our subsidiaries by dividend or loan.

Future Maturities of Long-Term Debt and Capital Lease Obligations. For periods subsequent to September 30, 2006, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of September 30, 2006 are as follows.

	Long-Term Debt	Capital Lease Obligations	Total
September 1 to December 31, 2006	$10	$38	$48
2007	44	—	44
2008	45	—	45
2009	45	—	45
2010	46	—	46
2011	47	—	47
Thereafter	350,148	—	350,148

	350,385	38	350,423
Less fair value hedge adjustment	1,982	—	1,982
Less imputed interest	—	1	1

	$348,403	$37	$348,440

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

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. We record all interest rate swaps at their fair market values within other assets or other liabilities on our balance sheet. As of December 31, 2005, the fair value of our interest rate swap agreement was a liability of $1.6 million. As of September 30, 2006, the fair value of our interest rate swap agreement was a liability of $2.0 million.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our 7 5/8% fixed rate senior notes. The interest swap agreements mature on September 15, 2013. Under the terms of the interest rate swap agreements, we receive interest on the $60.0 million notional amount at a fixed rate of 7.625% and pay a variable rate of interest, between 8.21% and 8.25% at September 30, 2006, based on the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness has been recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. The impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate increased interest expense by $115,000 for the three months ended September 30, 2006 and by $152,000 for the nine months ended September 30, 2006.

7.	Commitments and Contingencies

Loss on Subleased Facilities. During the fourth quarter of 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility. As a result of this decision, we vacated leased office facilities prior to the lease termination dates. We recorded a loss of $4.7 million within our corporate segment related to the abandoned facilities during the fourth quarter of 2004. This charge includes $0.7 million of asset impairments and $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income of $4.2 million. In August 2005, we entered into a 30-month sublease related to some space in our new office facility in New York City resulting in a loss of $0.9 million. Sublease losses are classified as a component of selling, general and administrative expense and primarily represent the present value of the future lease payments related to the space we subleased net of estimated sublease income. As of December 31, 2005, the balance of the liability for loss on abandoned and subleased facilities was $2.4 million. During 2006, we made payments, net of sublease income, of about $0.5 million against the total lease loss liability. As of September 30, 2006, the balance of the liability for losses on abandoned and subleased facilities was $1.9 million.

Special Charges. During the third quarter of 2006, we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular, we restructured our corporate finance U.K. operations and consolidated certain of our non-core practices in the United States, primarily through reductions in workforce. The charges consist of

•	$22.1 million of severance and other contractual employee related costs associated with the reduction in workforce, including $0.6 million related to the accelerated vesting of share-based awards; and

•	a $0.9 million non-cash intangible impairment charge associated with the contract backlog we acquired in May 2005 in connection with our acquisition of Cambio Health Solutions. See note 4.

We expect to make cash payments in connection with the reduction in workforce during the remainder of 2006 and continuing through 2008.

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

See “Part II — Other Information, Item 1. Legal Proceedings.”

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

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

During the nine months ended September 30, 2006, we purchased and retired 0.6 million shares of our common stock for a total cost of about $16.6 million. Since inception of the program, we purchased and retired a total of 7.6 million shares of our common stock for a total of $186.2 million, including the $6.8 million we paid to settle the accelerated share repurchase agreement in February 2006, leaving $33.5 million available for purchase under the program.

9.	Segment Reporting

We manage our business in four reportable operating segments. Our reportable operating segments are managed separately and include our forensic/litigation practice, our corporate finance/restructuring practice, our economic consulting practice and our technology practice. We began to manage our technology practice as a separate reportable operating segment beginning in January 2006. This operating segment was previously managed within our forensic/litigation practice. Our technology consulting segment consists of our electronic

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

evidence and e-discovery practice group, the complex litigation data analysis practice group, the software development group and our application services provider and document analytics business. We have presented estimated 2005 segment results to compare to our 2006 presentation in the table below. However, if our technology practice had been managed as a separate segment during 2005, our actual results may have differed significantly as items such as direct bonuses and allocations of selling, general and administrative expenses may have been computed differently.

We evaluate the performance of our operating segments based on income before income taxes, net interest expense, depreciation, amortization, special charges and corporate selling, general and administrative expenses, which we refer to as segment profits. In general, our total assets, including long-lived assets such as property and equipment, and our capital expenditures are not specifically allocated to any particular segment. Accordingly, capital expenditures and total asset information by reportable segment is not presented. The reportable segments use the same accounting policies as those used by the company. There are no significant intercompany sales or transfers.

Substantially all of our revenues and assets are attributed to or are located in the United States. We do not have a single customer that represents ten percent or more of our consolidated revenues.

	Forensic/ Litigation	Corporate Finance/ Restructuring	Economic Consulting	Technology	Corporate	Total
Three Months Ended September 30, 2005
Revenues	$38,096	$49,605	$28,387	$17,101	$—	$133,189
Gross margin	17,002	22,538	10,715	9,593	—	59,848
Segment profit (loss)	9,564	14,084	7,211	7,222	(7,803)	30,278

Three Months Ended September 30, 2006
Revenues	$46,833	$50,725	$34,554	$29,956	$—	$162,068
Gross margin	21,910	20,375	12,386	15,843	—	70,514
Segment profit (loss)	13,352	12,026	7,631	11,346	(9,644)	34,711

Nine Months Ended September 30, 2005
Revenues	$114,740	$135,441	$81,355	$42,184	$—	$373,720
Gross margin	54,088	63,809	30,226	22,719	—	170,842
Segment profit (loss)	33,862	41,281	19,880	16,782	(23,676)	88,129

Nine Months Ended September 30, 2006
Revenues	$142,058	$154,729	$108,257	$86,048	$—	$491,092
Gross margin	64,976	61,650	39,673	47,897	—	214,196
Segment profit (loss)	39,702	36,412	25,877	34,270	(33,799)	102,462

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The following table presents a reconciliation of segment profit to income before income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Operating profit
Total segment profit	$30,278	$34,711	$88,129	$102,462
Special charges	—	(22,972)	—	(22,972)
Depreciation and amortization	(2,996)	(3,220)	(8,308)	(9,394)
Amortization of other intangible assets	(1,952)	(2,551)	(4,309)	(8,310)
Interest and other expense, net	(6,014)	(5,692)	(9,879)	(16,105)

Income before income tax provision	$19,316	$276	$65,633	$45,681

For the three and nine months ended September 30, 2006, the detail of the special charges by segment is as follows:

Forensic/Litigation	$9,890
Corporate Finance/Restructuring	7,740
Economic Consulting	4,148
Technology	—
Corporate	1,194

Total Company	$22,972

10.	Subsequent Events

7 3/4% Senior Notes due 2016. On October 3, 2006, we completed the issuance and sale in a private placement of $215.0 million in principal amount of 7 3/4% senior notes due October 1, 2016, generating net cash proceeds of $207.5 million after deducting fees and expenses and the initial purchasers’ discounts. Cash interest is payable semiannually beginning April 1, 2007 at a rate of 7.75% per year. We may choose to redeem some or all of these notes starting October 1, 2011 at an initial redemption price of 103.875% of the aggregate principal amount of these notes plus accrued and unpaid interest. On or before October 1, 2009, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 107.75% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If an exchange offer of new notes, without restrictive transfer legends, for these notes is not consummated by May 1, 2007, and we do not maintain the registration of the notes effective through maturity, subject to limitations, then the annual interest rate on these notes will increase by 0.25% every 90 days, up to a maximum of 1.0%, until the default ceases to exist. If we have a registration default and subsequently correct it, the annual interest rate on the notes will revert to 7.75%.

Financial Dynamics. On October 4, 2006, we completed our acquisition of 97% of the share capital of FD International (Holdings) Limited, or FD, a global strategic business and financial communications consulting firm headquartered in London. FD provides consulting services related to financial communications, brand communications, public affairs and issues management and strategy development. The total acquisition cost was about $270 million, including transaction costs. The acquisition cost consists of cash, about 1.1 million restricted shares of common stock, notes payable to the certain sellers, and deferred purchase obligations. We funded the cash portion of the purchase price through the issuance of our 7 3/4% senior notes and borrowings of $40.0 million under our amended and restated senior bank credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2006 and 2005, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed consolidated financial statements and notes and with our annual report on Form 10-K for the year ended December 31, 2005. Historical results and any discussion of prospective results may not indicate our future performance. See “— Forward Looking Statements.”

We are a leading global firm that organizations rely on when confronting the critical legal, financial and reputational issues that shape their futures. We provide advice and solutions to major corporations, financial institutions and law firms in the areas of forensic analysis, investigation, economic analysis, restructuring, due diligence, strategic communication, financial communication and technology.

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

Beginning in January 2006, we began to manage our technology practice as a separate reportable operating segment. Our technology consulting segment consists of our electronic evidence and e-discovery practice group, the complex litigation data analysis practice group, the software development group and our application services provider and document analytics business. Our repository services offer clients a secure extranet and web-hosting service for critical information. Previously, our technology practice was managed within our forensic/litigation practice. We have presented estimated 2005 segment results to compare to our 2006 presentation. However, if our technology practice had been managed as a separate segment during 2005, our actual results may have differed significantly as items such as direct bonuses and allocations of selling, general and administrative expenses may have been computed differently.

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

We will manage our recently completed acquisition of FD International (Holdings) Limited as our strategic communications consulting segment. Through our strategic communications practice, we provide advice and consulting related to financial communications, brand communications, public affairs and issues management and business consulting. Our financial communications service offerings include strategic boardroom advice, financial calendar support, mergers and acquisitions transactions, investor relations, financial and business media relations, capital market intelligence, initial public offerings, debt markets, corporate restructuring, proxy solicitation, corporate governance, corporate social responsibility advice and regulatory communications.

The brand communications practice provides creative services to build consumer and business-to-business brands. Its communication service offerings include strategic marketing advice, business-to-business marketing consultancy, media relations, brand consultancy and repositioning, qualitative and quantitative research, sponsorship consultancy, thought leadership consultancy, launch and event management, strategy and event management and consumer communications.

The public affairs and issues management practice helps to shape messages to policymakers and respond to crisis situations. The services of public affairs include political intelligence, policy formation, political and media campaigns, third party and coalition mobilization, state aid, monopoly and anti-trust regulatory affairs. The services of issues management include business continuity planning, crisis communications planning, crisis handling, media relations, reputation rehabilitation and simulation exercises.

The business consulting practice has dedicated teams providing strategic advice and solving business problems by utilizing world-class research and methodologies. The consulting services offered include corporate strategy, growth strategy, cost management, mergers and acquisitions, organization, performance improvement, private equity and revenue enhancement.

Recent Events Affecting Our Operations. Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective transition method under which prior period amounts are not restated for comparative purposes. In 2006, we began to recognize expense in our statement of operations associated with all share-based awards based on the grant-date fair value of the awards. As a result of adopting Statement No. 123(R), our results of operations are different than they would have been if we had continued to account for share-based compensation under APB Opinion No. 25. If we had continued to account for share-based compensation under APB Opinion No. 25:

•	for the three months ended September 30, 2006,

•	our income before income taxes would have been $2.8 million higher;

•	our net income would have been $2.0 million higher;

•	our basic earnings per share would have been $0.05 higher than our reported basic loss per share of $0.01; and

•	our diluted earnings per share would have been $0.05 higher than our reported diluted loss per share of $0.01; and

•	for the nine months ended September 30, 2006,

•	our income before income taxes would have been $8.3 million higher;

•	our net income would have been $6.2 million higher;

•	our basic earnings per share would have been $0.15 higher than our reported basic earnings per share of $0.63; and

•	our diluted earnings per share would have been $0.15 higher than our reported diluted earnings per share of $0.61.

As of September 30, 2006, there was $17.9 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 3.8 years as the options vest. See note 2 to our consolidated financial statements for more detailed information.

On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., or Compass. The total acquisition cost, net of post-closing adjustments, was about $73.4 million consisting of net cash of $46.9 million, $0.4 million of transaction costs and 909,346 restricted shares of common stock valued at $26.1 million. Compass is a top competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim. Compass operates as part of our economic consulting group.

Through September 30, 2006, we have entered into employment arrangements with 28 senior managing directors in our corporate finance practice. Most of these professionals signed employment agreements that cover an initial term of five years and include automatic one-year renewal options. The agreements provide for fixed salary and participation in compensation payment plans (for the practice group, including incentive awards based on financial measures such as earnings before interest, income taxes, depreciation of property and equipment and amortization of other intangible assets, or EBITDA.) The employment agreements also provide for initial and periodic equity incentives in the form of stock options or restricted share-based awards. The initial grants of equity incentive awards generally vest over a six-year period. Periodic equity awards will in most cases vest over periods ranging from three to five years. In lieu of paying cash signing bonuses, we also extended unsecured general recourse forgivable loans to professionals, provided they were not executive officers. All or a portion of the loans may be forgiven in certain circumstances after the fifth year of service. We believe the loan arrangements enhance our ability to attract and retain senior professionals. The forgivable loans require repayment in full prior to the fifth year of service if the employee’s employment terminates, based on certain events specified in the agreement. If the employee’s employment terminates after the fifth year of service all or a portion of the principal amount of the loan and accrued interest could be forgiven. In connection with the agreements we entered into during the nine months ended September 30, 2006,

•	we issued stock options to purchase a total of 670,000 shares of common stock at exercise prices equal to the fair market value of our common stock in each case as of the date that was the later of the date of approval by our Compensation Committee or the effective date of the new employment agreement entered into by the employee;

•	we issued 98,000 restricted share awards; and

•	we funded $21.7 million of forgivable loans provided to senior managing directors in the corporate finance/restructuring practice who entered into new employment arrangements during the period.

During the nine months ended September 30, 2006, we issued forgivable loans and refundable signing bonuses totaling about $40 million.

Long-term employment agreements generally provide for salary continuation benefits, accrued bonuses, accelerated vesting of equity awards and other benefits beyond the termination date if the professional leaves our employ for certain reasons prior to the agreement’s expiration date. The length and amount of payments we make, following the termination or resignation of a professional who is a party to a long-term employment agreement, varies depending on whether the professional resigned or was terminated with cause or good reason, resigned or was terminated without cause or good reason, died or became disabled, retired or was terminated as a result of a change of control. Our employment agreements generally contain non-competition and non-solicitation covenants, which under various circumstances, may extend beyond the applicable expiration or termination date depending upon the reason for termination. Under the non-competition covenants, the professional generally agrees not to offer or perform consulting services of the type performed during his employment, directly, or indirectly through another person or entity, in competition with us, within specified geographic areas, subject, in some cases, to certain exceptions. Generally, the professional also agrees not to solicit business regarding any case, matter or client the professional worked on our behalf, or to solicit, hire, or influence the departure of any of our employees, consultants or independent contractors. Under the general terms of the long-term employment agreement, the professional also agrees to maintain the confidentiality of our proprietary information and affirm that we are the owners of copyrights, trade marks, patents and inventions developed during the course of employment.

As of July 1, 2006, we completed our acquisition of International Risk Limited which is headquartered in Hong Kong. The total acquisition cost was about $12.0 million consisting of $9.0 million in cash and 114,618 restricted shares of common stock valued at $3.0 million. The purchase agreement also provides future contingent consideration based on specified financial objectives over the next 6 years. International Risk provides comprehensive business risk solutions including investigative due diligence services, fraud and corporate investigations, business intelligence, brand protection and intellectual property strategies, political risk assessments and crisis containment services. International Risk provides services to clients in Asia, Europe and the United States and operates as part of our forensic/litigation practice.

In September 2006, we completed our acquisition of Brower, Kriz & Stynchcomb, or BKS, a construction consulting firm based in Maryland specializing in critical path method schedule development, technical schedule review and progress evaluation. The total acquisition cost was about $11.5 million consisting of $10.5 million in cash and 40,816 restricted shares of common stock valued at $1.0 million. The purchase agreement also provides future contingent consideration based on specified financial objectives over the next 5 years. BKS operates as part of our forensic/litigation practice.

During the third quarter of 2006, we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular, we restructured our corporate finance U.K. operations and consolidated certain of our non-core practices in the United States, primarily through reductions in workforce. The charges consist of:

•	$22.1 million of severance and other contractual employee related costs associated with the reduction in workforce, including $0.6 million related to the accelerated vesting of share-based awards; and

•	a $0.9 million non-cash intangible impairment charge associated with the contract backlog we acquired in May 2005 in connection with our acquisition of Cambio Health Solutions.

These actions had the impact of reducing total headcount by 61, including 51 of our revenue-generating professionals. We reduced the number of revenue-generating professionals by 11 in our forensic/litigation practice, by 21 in our corporate finance/restructuring practice and by 19 in our economic consulting practice. We expect to make cash payments in connection with the reduction in workforce during the remainder of 2006 and continuing through 2008.

Transactions Affecting our Operations after September 30, 2006. On October 3, 2006, we completed the issuance and sale in a private placement of $215.0 million in principal amount of 7 3/4% senior notes due October 1, 2016, generating net cash proceeds of $207.5 million after deducting fees and expenses and the initial purchasers’ discounts. Cash interest is payable semiannually beginning April 1, 2007 at a rate of 7.75% per year.

On October 4, 2006, we completed our acquisition of 97% of the share capital of FD International (Holdings) Limited, or FD, a global strategic business and financial communications consulting firm headquartered in London. FD provides consulting services related to financial communications, brand communications, public affairs and issues management and strategy development. The total acquisition cost was about $270 million, including transaction costs. The acquisition cost consists of cash, about 1.1 million restricted shares of common stock, notes payable to the certain sellers, and deferred purchase obligations. We funded the cash portion of the purchase price through the issuance of our 7 3/4% senior notes and borrowings of $40.0 million under our amended and restated senior bank credit facility.

Financial and Operating Overview. Through September 30, 2006, we have generated substantially all of our revenues from providing professional services to our clients in the United States. Over the past several years the growth in our revenues and profitability has resulted from the acquisitions we have completed and from our ability to attract new and recurring engagements. As a result of our acquisition of FD, a larger percentage of our revenues will be generated from services we provide outside of the U.S.

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

During the three months ended September 30, 2006, our revenues increased $28.9 million, or 21.7%, as compared to the three months ended September 30, 2005. During the nine months ended September 30, 2006, our revenues increased $117.4 million, or 31.4%, as compared to the nine months ended September 30, 2005. Revenues increased in each of our operating segments for the three- and nine-month periods ended September 30, 2006 as compared to 2005. This growth is primarily attributable to an increase in the number of billable professionals we employ, improvements in the general economic conditions under which we operate and the acquisitions we completed during 2005 and 2006. See “— Results of Operations” for a more detailed discussion and analysis of our financial results.

Our financial results are primarily driven by:

•	the utilization rates of the billable professionals we employ;

•	the number of revenue-generating professionals we employ;

•	the rates per hour we charge our clients for service;

•	the number and size of engagements we secure; and

•	demand for our software products and other technology services.

Utilization Rates of Billable Professionals. We calculate the utilization rate for our professionals by dividing the number of hours that our professionals worked on client assignments during a period by the total available working hours for our professionals, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays.

Utilization rates are presented below for each of our segments that primarily bill clients on an hourly basis. We have not presented a utilization rate for our technology segment as more than half of its revenues are not generated on an hourly basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2006	Percent Change	2005	2006	Percent Change
Forensic/Litigation	72%	73%	1.4%	76%	78%	2.6%
Corporate Finance/Restructuring	79%	73%	(7.6)%	82%	76%	(7.3)%
Economic Consulting	80%	76%	(5.0)%	84%	80%	(4.8)%

Utilization of our professionals is affected by a number of factors, including:

•	the number, size and timing of client engagements;

•	the hiring of new professionals, which generally results in a temporary drop in our utilization rate during the transition period for new hires;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of professionals;

•	the amount of services provided through engagements that are not billed on a time and expense basis;

•	the timing of staff vacations; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

During the three- and nine-month periods ended September 30, 2006, our utilization rates decreased as compared to 2005 in our corporate finance/restructuring and economic consulting practices. The utilization of professionals in our corporate finance/restructuring practice decreased primarily due to a decrease in the number of bankruptcy cases in the United States which has caused a decline in demand for our restructuring and turnaround services. In addition, our corporate finance/restructuring group in the U.K. was underperforming and experienced low utilization rates. We took actions to reduce our workforce in the U.K. As a result, we expect utilization rates to improve in our corporate finance/restructuring practice. The utilization of professionals in our economic consulting practice decreased primarily due to an acquisition we completed on July 31, 2005. These professionals who provide strategy and brand consulting services have a lower utilization rate than we have historically experienced. In addition, demand for our economic consulting services was very high during 2005 and the first quarter of 2006 and began to decline to more normal levels beginning in the second quarter of 2006.

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

	September 30, 2005		September 30, 2006		Percent Change
	Headcount	% of Total	Headcount	% of Total
Forensic/Litigation	326	33.7%	389	33.5%	19.3%
Corporate Finance/Restructuring	333	34.5%	333	28.6%	—
Economic Consulting	171	17.7%	202	17.4%	18.1%
Technology	136	14.1%	238	20.5%	75.0%

Total Company	966	100.0%	1,162	100.0%	20.3%

The number of revenue-generating professionals was affected by actions we took to reduce our workforce beginning in September 2006. These actions had the impact of reducing the number of revenue-generating professionals by 11 in our forensic/litigation practice, by 21 in our corporate finance/restructuring practice and by 19 in our economic consulting practice. The number of billable employees in the forensic/litigation practice increased primarily due to the acquisitions we completed during the third quarter of 2006. Excluding the impact of the workforce reduction, the number of billable professionals in the corporate finance/restructuring practice increased primarily due to the expansion of our lender and transaction support group that assists lenders and other institutional clients in performing financial due diligence for loans, acquisitions and other transactions, such as stock option accounting issues. The number of billable professionals in the economic consulting practice increased primarily due to the acquisition of Compass in January 2006 that added 26 revenue-generating professionals. The number of revenue-generating employees in our technology practices increased from September 30, 2005 to September 30, 2006 primarily due to increased demand for our services that began during the second half of 2005.

Average Billable Rate per Hour. We calculate average billable rate per hour by dividing (a) employee revenues for the period; excluding:

•	revenues generated from utilizing outside consultants;

•	revenues not associated with billable hours;

•	revenues resulting from reimbursable expenses; and

•	any large success fees not substantially attributable to billable hours generated by our professionals;

by (b) the number of hours worked on client assignments during the same period.

Average billable rates are presented below for each of our segments that primarily bill clients on an hourly basis. We have not presented average billable rates for our technology segment as more than half of its revenues are not generated on an hourly basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2006	Percent Change	2005	2006	Percent Change
Forensic/Litigation	$287	$332	15.7%	$289	$307	6.2%
Corporate Finance/Restructuring	388	417	7.5%	399	402	0.8%
Economic Consulting	368	393	6.3%	375	383	1.9%

Average hourly billable rates are affected by a number of factors, including:

•	the relative mix of our billable professionals (utilization and number of billable professionals at varying levels of billing rates);

•	our standard billing rates, which we have increased across all practices;

•	our clients’ perception of our ability to add value through the services we provide;

•	the market demand for our services;

•	introduction of new services by our competitors;

•	the pricing policies of our competitors;

•	the mix of services that we provide;

•	criteria related to the timing of achieving performance based success fee revenue;

•	the level of revenue realization adjustments made during the period, including adjustments for potential or court ordered fee and expense adjustments; and

•	general economic conditions.

Average billable rate per hour increased in our forensic/litigation practice primarily due to planned increases in billing rates during the third quarter of 2005 and the first and third quarters of 2006. Average billable rate per hour increased in our corporate finance/restructuring practice during the three and nine months ended September 30, 2006 as compared to 2005 primarily due to improved realization, higher success fees and a change in staff mix. Average billable rate per hour increased in our economic consulting practice during the three months ended September 30, 2006 as compared to 2005 primarily to due to planned billing rate increases implemented by Compass during the quarter. During the nine months ended September 30, 2006 as compared to 2005, the increase in average billable rate for the economic consulting practice was primarily due to planned billing rate increases implemented by our Lexecon group in January of 2006 and to a lesser extent due to the acquisition of Compass.

Segment Profits.

	2005		2006
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended September 30
Forensic/Litigation	$9,564	25.1%	$13,352	28.5%	39.6%
Corporate Finance/Restructuring	14,084	28.4%	12,026	23.7%	(14.6)%
Economic Consulting	7,211	25.4%	7,631	22.1%	5.8%
Technology	7,222	42.2%	11,346	37.9%	57.1%
Corporate	(7,803)	—	(9,644)	—	(23.6)%

Total Company	$30,278	22.7%	$34,711	21.4%	14.6%

Nine Months Ended September 30
Forensic/Litigation	$33,862	29.5%	$39,702	27.9%	17.2%
Corporate Finance/Restructuring	41,281	30.5%	36,412	23.5%	(11.8)%
Economic Consulting	19,880	24.4%	25,877	23.9%	30.2%
Technology	16,782	39.8%	34,270	39.8%	104.2%
Corporate	(23,676)	—	(33,799)	—	(42.8)%

Total Company	$88,129	23.6%	$102,462	20.9%	16.3%

We evaluate the performance of our operating segments based on income before income taxes, net interest expense, depreciation, amortization, special charges and corporate selling, general and administrative expenses, which we refer to as segment profits. Segment profit consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Unallocated corporate costs include costs related to other centrally managed administrative costs. These administrative costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development functions, as well as costs related to overall corporate management. Segment profits increased by $4.4 million for the three-month period ended September 30, 2006 as compared to 2005 and by $14.3 million for the nine-month period ended September 30, 2006 as compared to 2005. The increase in segment profits for the three- and nine-month periods ended September 30, 2006 as compared to 2005 was driven by several factors, including the following:

•	a $3.8 million and a $5.8 million increase attributable to our forensic/litigation practice. The increase was primarily due to planned billing rate increases implemented in the first and third quarters of 2006 and improvements in segment profit related to a large client assignment that was substantially completed during the first quarter of 2006 that resulted in higher than normal utilization rates during that quarter. In addition, the acquisitions we completed during the third quarter of 2006 contributed $0.8 million to the increase.

•

a $2.1 million and a $4.9 million decrease in segment profits attributable to our corporate finance/restructuring practice. Segment profits declined primarily due to our operations in the U.K. which experienced a $1.8 million quarterly decline and a $5.6 million year-to-date decline in segment profits where the growth in compensation expense significantly exceeded the growth in revenues. The acquisition of Cambio contributed $2.7 million to the decrease in segment profits for the three-month period and $0.2 million to the decrease for the nine-month period. We also increased our investment in our current and recently hired professionals. As described above, we entered into new employment agreements with our current senior managing directors in this practice during 2006 that also resulted in an increase in salary expense, an increase in share-based compensation expense and an increase in expense related to the forgivable loans granted in connection with employment contract renewals. The increase in compensation related expenses relating to newly hired senior professionals coupled with a decrease in utilization rates has also resulted in a decrease of segment profits in this practice. Segment profits for our investment banking practice increased by $1.9 million during the three-month period and by $1.5 million during the nine-month period primarily due to a success fee earned during the third quarter of 2006.

•	a $0.4 million and a $6.0 million increase attributable to our economic consulting practice. For the three-month period, segment profits increased $2.5 million due to our acquisition of Compass offset by the performance of certain non-core practices. For the nine-month period, segment profits increased $8.1 million due to our acquisition of Compass also offset by the performance of certain non-core practices.

•	a $4.1 million and a $17.5 million increase attributable to our technology practice primarily driven by $0.6 million and $5.1 million of increased segment profits for Ringtail and an increase in demand for our technology services and products. Growth in our technology segment is being driven by the offerings of end-to-end solutions to our customers and the addition of a technical sales team, resulting in increasing sales of our electronic evidence and other services.

•	a $1.8 million and a $10.1 million increase in corporate segment costs that consist primarily of the change in selling, general and administrative expense which is discussed in more detail below under “— Results of Operations — Selling, General and Administrative Expense.”

Following is a detail by segment of the special charges, as described above under “— Recent Events Affecting Our Operations”:

Forensic/Litigation	$9,890
Corporate Finance/Restructuring	7,740
Economic Consulting	4,148
Technology	—
Corporate	1,194

Total Company	$22,972

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

Goodwill and Other Intangible Assets. As of September 30, 2006, goodwill and other intangible assets represent 66.0% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we have completed since 2002. Other intangible assets include tradenames, customer relationships, contract backlog, non-competition agreements and software. We make at least annual impairment assessments of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

Share-Based Compensation. Effective January 1, 2006, we adopted Statement No. 123(R) and began to recognize expense in our statement of operations associated with all share-based awards based on the grant-date fair value of the awards. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards, such as stock options and discounts provided for stock purchases under our employee stock purchase plan. However, we use a lattice model to value options that vest upon the earlier of the achievement of a service condition or the achievement of a market condition. The determination of the fair value of share-based awards using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Depending upon the model used, those assumptions include estimating:

•	the expected term of the award, or the length of time option holders will retain their vested awards;

•	the expected volatility of the market price of our common stock over the expected term;

•	the risk free interest rate expected during the option term;

•	the expected dividends to be paid;

•	the expected post-vesting forfeiture rate; and

•	the expected suboptimal exercise factor, or the ratio by which the stock price must increase before an employee is expected to exercise the option.

We have reviewed each of these assumptions carefully and based on the analysis discussed in note 2 to our consolidated financial statements determined our best estimate for these variables. Of these assumptions, the expected term of the option, post-vesting forfeiture rate, suboptimal exercise factor and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of option holders and the expected performance of our common stock. An increase in the volatility of our common stock will increase the amount of compensation expense on new awards. An increase in the expected term of the awards will also cause an increase in compensation expense. An increase in the post-vesting forfeiture rate will cause a decrease in compensation expense as the employee is not likely to hold the option for the contractual term. An increase in the suboptimal exercise factor will cause an increase in the value of the award. Risk-free interest rates are less difficult to estimate, but an increase in the risk-free interest rate will increase compensation expense. We do not currently anticipate paying any dividends on our common stock in the foreseeable future. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

Under Statement No. 123(R), share-based compensation expense is based on awards ultimately expected to vest and must be reduced for estimated forfeitures. Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience. Changes in our estimated forfeiture rate could materially impact our estimate of the fair value of share-based compensation and consequently, the related amount of expense recognized in our consolidated Statement of operations.

If factors change and we employ different assumptions in the application of Statement No. 123(R) in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation. The Black-Scholes option-pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe the existing models do not necessarily provide a reliable measure of the fair value of our share-based awards. Consequently, there is a risk that our estimates of the fair values of our share-based awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Some share-based payments, such as stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism nor other practical application to verify the reliability and accuracy of the estimates derived from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with Statement No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Results of Operations

Revenues.

	2005		2006		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Three Months Ended September 30
Forensic/Litigation	$38,096	28.6%	$46,833	28.9%	22.9%
Corporate Finance/Restructuring	49,605	37.3%	50,725	31.3%	2.3%
Economic Consulting	28,387	21.3%	34,554	21.3%	21.7%
Technology	17,101	12.8%	29,956	18.5%	75.2%

Total Company	$133,189	100.0%	$162,068	100.0%	21.7%

Nine Months Ended September 30
Forensic/Litigation	$114,740	30.7%	$142,058	28.9%	23.8%
Corporate Finance/Restructuring	135,441	36.2%	154,729	31.5%	14.2%
Economic Consulting	81,355	21.8%	108,257	22.1%	33.1%
Technology	42,184	11.3%	86,048	17.5%	104.0%

Total Company	$373,720	100.0%	$491,092	100.0%	31.4%

Revenues for the quarter ended September 30, 2006 increased $28.9 million or 21.7% as compared to the quarter ended September 30, 2005. Revenues for the nine months ended September 30, 2006 increased $117.4 million or 31.4% as compared to the nine months ended September 30, 2005. The increase in revenues is attributable to the following.

•	Forensic/Litigation Practice. Revenues increased by $8.7 million for the three-month period and by $27.3 million for the nine-month period due to the following:

•	a $2.1 million increase during the three- and nine-month periods attributable to our acquisition of International Risk during the third quarter of 2006;

•	a $0.7 million increase during the three- and nine-month periods attributable to our acquisition of Brower, Kriz & Stynchcomb during the third quarter of 2006; and

•	a $5.9 million increase for the three-month period and a $24.5 million increase for the nine-month period primarily due to a planned bill rate increases that went into effect during the third quarter of 2005 and the first and third quarters of 2006, an increase in the number of billable professionals and a large client assignment which was substantially completed during the first quarter of 2006 that temporarily drove up utilization rates.

•	Corporate Finance/Restructuring Practice. Revenues increased by $1.1 million for the three-month period and $19.3 million for the nine-month period due to the following:

•	a $3.2 million decrease and a $6.4 million increase attributable to the acquisition of Cambio that occurred on May 31, 2005;

•	a $2.2 million and a $11.3 million increase attributable to increases in hourly billing rates as well as increases in the number of billable professionals partially offset by decreased utilization rates and increased realization adjustments;

•	a $2.1 million increase for the three-month period and a $1.8 million increase for the nine-month period related to our merger and acquisitions group primarily due to a success fee earned during the third quarter of 2006; offset by

•	a $0.2 million decrease during the nine-month period in revenues related to our corporate finance operations in the U.K.

•	Economic Consulting Practice. Revenues increased by $6.2 million for the three-month period and by $26.9 million for the nine-month period. These increases are primarily due to the acquisition of Compass in January 2006 which contributed $5.9 million to the increase in the three-month period and $17.7 million to the increase in the nine-month period. Improving market conditions throughout 2005 and into the first quarter of 2006 also contributed to the increase during the nine-month period.

•	Technology Practice. Revenues increased by $12.9 million for the three-month period and by $43.9 million for the nine-month period. The acquisition of Ringtail in February 2005 contributed $2.0 million and $9.0 million to the increase. Growth in our technology segment is being driven by the offerings of end-to-end solutions to our customers and the addition of a technical sales team, resulting in increasing sales of our electronic evidence and other services.

Direct Cost of Revenues.

	2005		2006
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended September 30
Forensic/Litigation	$21,094	55.4%	$24,923	53.2%	18.2%
Corporate Finance/Restructuring	27,067	54.6%	30,350	59.8%	12.1%
Economic Consulting	17,672	62.3%	22,168	64.2%	25.4%
Technology	7,508	43.9%	14,113	47.1%	88.0%

Total Company	$73,341	55.1%	$91,554	56.5%	24.8%

Nine Months Ended September 30
Forensic/Litigation	$60,652	52.9%	$77,082	54.3%	27.1%
Corporate Finance/Restructuring	71,632	52.9%	93,079	60.2%	29.9%
Economic Consulting	51,129	62.8%	68,584	63.4%	34.1%
Technology	19,465	46.1%	38,151	44.3%	96.0%

Total Company	$202,878	54.3%	$276,896	56.4%	36.5%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including the amortization of signing bonuses, including bonuses given in the form of forgivable loans, share-based compensation, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement; depreciation on equipment used to support our client engagements and other related expenses billable to clients. Direct cost of revenues decreased as a percentage of revenues in our forensic/litigation practice during the three-month period primarily due to an increase in billing rates implemented during the first and third quarters of 2006. Direct cost of revenues increased as a percentage of revenues in our forensic/litigation practice during the nine-month period and in our corporate finance/restructuring and economic consulting practices during the three- and nine-month periods and our technology practice during the nine-month period ended September 30, 2006 as compared to 2005 primarily due to increased employee compensation expenses as we continue to invest in high quality people, particularly at the senior management level, to respond to the demand for our services. As discussed above, during the second quarter of 2006, we entered into new employment agreements with senior managing directors in our corporate finance/restructuring practice resulting in an increase in salary, bonus, share-based compensation and forgivable loan expenses. In addition, the expansion of our presence in the U.K., where utilization has been low, resulted in expenses increasing at a faster pace than revenues. As a result of our actions to reduce our workforce in the U.K., the U.K. corporate finance/restructuring practice will not continue to have a negative impact on our financial results. In the technology practice, direct cost of revenues increased as a percentage of revenues for the three months ended September 30, 2006 as compared to 2005 primarily due to an increase in incentive compensation and the adoption of a new accounting standard in 2006 that requires us to record expense related to stock options granted.

Selling, General and Administrative Expense.

	2005		2006
	Selling, General and Administrative	% of Segment Revenues	Selling, General and Administrative	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended September 30
Forensic/Litigation	$7,939	20.8%	$9,006	19.2%	13.4%
Corporate Finance/Restructuring	8,883	17.9%	8,661	17.1%	(2.5)%
Economic Consulting	3,811	13.4%	5,107	14.8%	34.0%
Technology	2,976	17.4%	5,559	18.6%	86.8%
Corporate	8,978	—	11,378	—	26.7%

Total Company	$32,587	24.5%	$39,711	24.5%	21.9%

Nine Months Ended September 30
Forensic/Litigation	$21,821	19.0%	$26,683	18.8%	22.3%
Corporate Finance/Restructuring	23,546	17.4%	26,020	16.8%	10.5%
Economic Consulting	11,236	13.8%	14,774	13.6%	31.5%
Technology	7,463	17.7%	16,555	19.2%	121.8%
Corporate	25,964	—	37,515	—	44.5%

Total Company	$90,030	24.1%	$121,547	24.8%	35.0%

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and sales staff, including share-based compensation, rent, marketing, corporate overhead expenses, bad debt expense and depreciation and amortization of property and equipment. Segment selling, general and administrative costs include those expenses that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Unallocated corporate selling, general and administrative costs include expenses related to other centrally managed administrative and marketing functions. These costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development and advertising functions, as well as costs related to overall corporate management.

Selling, general and administrative expenses related to our operating segments increased by $4.7 million for the three-month period ended September 30, 2006 as compared to 2005 and by $19.9 million for the nine-month period ended September 30, 2006 as compared to 2005. The increased expenses resulted from the following.

•	Forensic/Litigation Practice. Selling, general and administrative expenses increased by $1.0 million and $4.8 million for the three- and nine-month periods ended September 30, 2006 as compared to 2005. These increases are primarily due to a $0.7 million and a $1.9 million increase in payroll and travel related expenses; a $0.4 million and a $1.3 million increase in outside services and legal expenses; a $0.4 million decrease and a $1.3 million increase in bad debt expense; a $0.2 million and a $0.7 million increase in marketing and advertising related expenses; and a $0.1 million increase and a $0.4 million decrease in rent and other expenses.

•	Corporate Finance/Restructuring Practice. Selling, general and administrative expenses decreased by $0.2 million for the three-month period and increased by $2.5 million for the nine-month period ended September 30, 2006 as compared to 2005. These changes are primarily due to a $0.6 million decrease and a $1.5 million increase in payroll and travel related expenses; a $0.2 million and a $0.7 million increase in marketing and advertising related expenses, a $0.4 million increase in outside services and legal expenses for the nine-month period; a $0.1 million and a $0.3 million increase in bad debt expense; and a $0.1 million increase and a $0.4 million decrease in rent and other expenses. About 50% of the overall increase in selling, general and administrative expenses in this practice during the three-month period ended September 30, 2006 is related to the acquisition of Cambio on May 31, 2005, and during the nine-month period it was about 68%.

•	Economic Consulting Practice. Selling, general and administrative expenses increased by $1.3 million and $3.5 million for the three- and nine-month periods ended September 30, 2006 as compared to 2005. These increases are primarily due to a $0.4 million and a $1.8 million increase in payroll and travel related expenses; a $0.4 million increase in bad debt expense in each period; a $0.1 million and a $0.5 million increase in outside services and a $0.4 million and a $0.8 million increase in rent and other costs. The acquisition of Compass represents 69% of the increase in overall selling, general and administrative expenses for the three-month period and 57% of the increase in expenses for the nine-month period ended September 30, 2006.

•	Technology Practice. Selling, general and administrative expenses increased by $2.6 million and $9.1 million for the three- and nine-month periods ended September 30, 2006 as compared to 2005. These increases are primarily due to a $0.9 million and a $4.0 million increase in payroll and travel related expenses; a $1.2 million and a $3.1 million increase in rent and facility related costs, including depreciation expense; a $0.2 million and a $1.3 million increase in bad debt expense; and a $0.3 million and a $0.7 million increase in marketing and other expenses. Selling, general and administrative expenses have grown in this practice primarily to support its enormous growth over the last year.

Our corporate selling, general and administrative expenses increased by $2.4 million and $11.6 million for the three- and nine-month periods ended September 30, 2006 as compared to 2005. The increase in our corporate selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2006 as compared to 2005 is attributable to the following.

•	a $1.7 million and a $5.8 million increase related to the implementation of a new accounting standard which requires us to expense the fair value of stock options we grant and the fair value of the discount we offer employees who purchase shares under our employee stock purchase plan;

•	a $0.9 million and $2.7 million increase in salaries and benefits as a result of a 20.2% increase in the number of corporate employees necessary to support our growing organization and increased regulatory requirements offset by a decrease in incentive compensation expense during 2006;

•	a $0.6 million and a $1.8 million increase in travel related expenses primarily related to the lease of a corporate aircraft which we entered into in December 2005;

•	a $0.8 million decrease and a $0.5 million increase in office rent and facility related costs, including depreciation and amortization expense; and

•	a $0.8 million increase in marketing and other expenses for the nine-month period primarily attributable to corporate sponsorships and events to promote our company.

Amortization of Other Intangible Assets. Amortization expense related to other intangible assets increased by $0.6 million, or 30.7%, for the three months ended September 30, 2006 as compared to 2005 and by $4.0 million, or 92.9%, for the nine months ended September 30, 2006 as compared to 2005. The increase is primarily due to the acquisition of Cambio that we completed during the second quarter of 2005 and the acquisitions that we completed in 2006. We expect amortization to increase as a result of our acquisitions completed during the third and fourth quarters of 2006.

Interest Expense and Other. Interest expense increased by $1.3 million, or 26.8%, for the three months ended September 30, 2006 as compared to 2005 and increased by $9.0 million, or 98.6%, for the nine months ended September 30, 2006 as compared to 2005. The increase is due to the issuance of our senior notes and convertible notes in August 2005. During the three- and nine-month periods ended September 30, 2005, interest expense primarily consists of interest on our secured bank credit facility. We expect interest expense to increase as a result of the $215.0 million of senior notes we issued on October 3, 2006.

Early Extinguishment of Term Loans. On August 2, 2005, we used $142.5 million of the net proceeds from our senior notes and convertible notes offerings to repay all outstanding term loan borrowings under our senior secured credit facility prior to maturity. As a result of this early extinguishment of debt, we wrote off $1.7 million of unamortized debt financing fees.

Income Tax Provision. Our effective tax rate increased from 42.0% for the three and nine months ended September 30, 2005 to 46.0% for the nine months ended September 30, 2006. This rate increase is primarily due to the implementation of a new accounting standard which requires us to expense the fair value of incentive stock options we grant and the fair value of the discount we offer employees who purchase shares under our employee stock purchase plan. We are not entitled to a tax deduction for these expenses unless a disqualifying disposition occurs. Since we can not predict when or if we will be entitled to a tax deduction for these items, we are unable to record a tax benefit for these items. Excluding the impact of implementing this accounting standard, our effective tax rate was about 43% for the three and nine months ended September 30, 2006.

Liquidity and Capital Resources

Cash Flows.

	Nine Months Ended September 30,		Change from Previous Year
	2005	2006	Dollars	Percent
	(dollars in thousands)
Net cash provided by (used in) operating activities	$43,503	$(30,903)	$(74,406)	(171.0)%
Net cash used in investing activities	(57,658)	(83,312)	(25,654)	(44.5)%
Cash provided by (used in) financing activities	103,708	(16,677)	(120,385)	(116.1)%

We have historically financed our operations and capital expenditures solely through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation amounts and estimated income taxes. Our cash flows generally improve subsequent to the first quarter of each year.

During the nine months ended September 30, 2006, we have used more cash to fund our operating activities than we did during the nine months ended September 30, 2005. This is primarily due to our increasing investment in our professionals. Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During 2006, we had higher incentive compensation payments than in 2005 primarily due to our strong performance in 2005 as well as the payment of $8.1 million of bonuses in connection with the large success fee we received during the fourth quarter of 2005. In connection with the employment agreements we entered into with senior managing directors in the corporate finance/restructuring practice during the nine months ended September 30, 2006, we funded $21.7 million of forgivable loans. In addition, we funded an additional $18.3 million of forgivable loans and refundable signing bonuses during the period. We also used $8.0 million during 2006 to fund loans in connection with the Compass acquisition.

During 2006, our accounts receivable, net of billings in excess of services provided, have increased across most of our practice areas causing an increase in our cash used in operations as compared to 2005. This is due to increasing revenues and increasing days sales outstanding primarily in our technology and economic segments consistent with industry experience. Our days sales outstanding increased by about 20 days from December 31, 2005 to September 30, 2006. At September 30, 2006, a trade receivable for our economics practice classified within other long-term assets represents $12.0 million of fees for services rendered where payment will not be received until completion of the client engagement. This specific matter causes days sales outstanding to be high in this practice.

Net cash used in investing activities during the nine months ended September 30, 2006 increased $25.7 million as compared to the same period in 2005 primarily due to an increase in cash used to fund acquisition activities. During the nine months ended September 30, 2006, net cash used in investing activities includes $46.9 million used to acquire Compass, which represents the total cash paid for the acquisition of $47.3 million net of $0.4 million of cash received. In addition, we used $19.5 million of cash to complete two other acquisitions during the third quarter of 2006. During the nine months ended September 30, 2005, net cash used in investing activities included $26.3 million of net cash used to acquire Cambio and $19.6 million to fund the Ringtail acquisition, offset by $5.5 million received as payment in full from a note receivable due from the purchasers of one of our former subsidiaries. Capital expenditures have increased slightly during the nine-month period ended September 30, 2006 as compared to 2005. We expect capital expenditures to increase as we continue to invest in our technology practice and renovate or expand our offices. We had no material outstanding purchase commitments as of September 30, 2006.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions or to refinance existing indebtedness. During the nine months ended September 30, 2006, our financing activities primarily consisted of $23.4 million of cash used to repurchase shares of our common stock, offset by $6.5 million of cash received from the exercise of stock options. During the nine months ended September 30, 2005, our financing activities consisted of $350.0 million of gross proceeds from our senior notes and convertible notes offerings and additional term loan borrowings of $50.0 million offset by $155.0 million used to fully repay our term loans; $13.0 million used to pay debt financing costs; and $133.1 million to purchase shares of our common stock.

Since October 2003, our board of directors has authorized us to use up to $219.7 million of cash to purchase, from time to time, shares of our common stock. Our share repurchase program is effective through December 31, 2006. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the nine months ended September 30, 2006, we purchased and retired 600,000 shares of our common stock at a total cost of $16.6 million. During the nine months ended September 30, 2005, we purchased and retired 5.6 million shares of our common stock at a total cost of about $133.1 million, of which we financed $125.3 million from the net proceeds of our convertible notes offering. Since inception of the program, we have purchased and retired a total of 7.6 million shares of our common stock for a total of $186.2 million leaving $33.5 million authorized for future purchases.

Capital Resources. Our amended and restated senior secured credit facility provides for a $150.0 million revolving line of credit. The maturity date of the revolving line of credit is September 30, 2011. We may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets.

Our senior secured credit facility and the indentures governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At September 30, 2006, there were no events of default under the covenants in the senior secured credit facility and the indentures governing our senior and convertible notes.

As of September 30, 2006, our capital resources included $22.5 million of cash and cash equivalents and a $150.0 million of borrowing capacity under our revolving line of credit. As of September 30, 2006, we had no borrowings outstanding under our revolving line of credit, however on October 3, 2006; we borrowed $40.0 million under our revolving line of credit in connection with the acquisition of FD. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of September 30, 2006, we had $9.6 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $140.4 million.

Future Capital Needs. We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our business;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under our new incentive compensation program;

•	discretionary funding of our share repurchase program;

•	potential earnout obligations related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings.

We anticipate capital expenditures will be about $20.0 million to $24.0 million to support our organization during 2006, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions, including FD, but does not include the impact of any further purchases that we may be required to make as a result of any future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional business combinations.

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

Future Contractual Obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of September 30, 2006. The table also includes our principal and interest obligations with respect to the $215.0 million of 7.75% senior notes that we issued on October 3, 2006. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts. See “— Forward-Looking Statements.”

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to September 30, 2006 and prior to the September 30, 2011 maturity date.

The interest obligation on our long-term debt assumes that our senior notes and our convertible notes will bear interest at their stated rates. We enter into derivative contracts, mainly to protect against adverse interest rate movements on the value of our long-term debt, under which we are required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of interest rate swap agreements with notional amounts totaling $60.0 million. Derivative contracts are carried at fair value on our consolidated balance sheet. Because the derivative contracts recorded on our consolidated balance sheet at September 30, 2006 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the following table. However, our total interest expense will be impacted by net cash flows under these derivative contracts. Further discussion of our derivative instruments is included in note 6 to our consolidated financial statements.

Future contractual obligations related to our operating leases are net of contractual sublease receipts. The payment amounts for capital lease obligations include amounts due for interest.

	Total	2006	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Contractual Obligations
Long-term debt	$565,385	$10	$44	$45	$45	$46	$47	$565,148
Interest on long-term debt	307,066	11,700	37,544	37,543	37,543	37,542	37,542	107,652
Operating leases	156,022	3,409	13,679	14,419	14,579	14,251	13,714	81,971
Capital leases	38	38	—	—	—	—	—	—

Total obligations	$1,028,511	$15,157	$51,267	$52,007	$52,167	$51,839	$51,303	$754,771

Future Outlook. We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $140.4 million of availability under our revolving line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $22.5 million of cash and cash equivalents at September 30, 2006;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2006 of about $20.0 million to $24.0 million;

•	funds required to satisfy earnout and other obligations in relation to our acquisitions, including our acquisition of FD;

•	funds required to compensate designated senior managing directors by issuing unsecured forgivable employee loans, which could approximate $50.0 million in 2006;

•	the discretionary funding of our share repurchase program; and

•	other known future contractual obligations.

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

Forward-Looking Statements

Some of the statements under “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. Such risks, uncertainties and other important factors relate to, among others:

•	retention of qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	former employees joining competing businesses;

•	ability to manage utilization and pricing rates;

•	ability to integrate the operations of FD;

•	ability to adapt to operating in non-U.S. markets;

•	ability to replace senior managers and practice leaders who have highly specialized skills and experience;

•	ability to find suitable acquisition candidates or take advantage of opportunistic acquisition situations;

•	fluctuations in revenues, operating income and cash flows;

•	compliance with the Foreign Corrupt Practices Act;

•	damage to our reputation as a result of claims involving the quality of our services;

•	unexpected terminations of client engagements;

•	competition;

•	costs of integrating recent and any future acquisitions;

•	industry trends;

•	ability to manage growth;

•	changes in demand for our services; and

•	changes in our leverage.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or events and do not intend to do so. Forward-looking statements include statements appearing in “— Management’s Discussion and Analysis of Financial Condition and Results of Operations” or Part II — ”Item 1A. Risk Factors” of this Form 10-Q, or the other documents we file with the Securities and Exchange Commission, or SEC, including, among others, our annual report on Form 10-K and our quarterly reports on Form 10-Q and amendments thereto.

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

The table below summarizes our market risks from changes in interest rates as of September 30, 2006 and December 31, 2005. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related weighted average interest rates by year of maturity for our senior notes, our convertible notes and our other notes. The table excludes our 7.75% senior notes issued on October 3, 2006 and the potential exercise of the relevant redemption or conversion features of any of our notes. For interest rate swap agreements, the table presents notional amounts and related interest rates by year of maturity. The fair values included in this section have been determined based on quoted market prices for our senior notes and our convertible notes and estimates from bankers to settle interest rate swap agreements.

	Year of Maturity							September 30, 2006		December 31, 2005
	2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate Sensitivity:
Long-term debt
Fixed rate	$10	$44	$45	$45	$46	$47	$350,148	$350,385	$368,163	$350,000	$372,975
Average interest rate	2%	2%	2%	2%	2%	2%	6%	6%		6%
Interest rate swaps
Fixed to variable	$—	$—	$—	$—	$—	$—	$60,000	$60,000	$(1,982)	$60,000	$(1,569)
Average pay rate							8%	8%		7%
Average receive rate							8%	8%		8%

Equity Price Sensitivity

We currently have outstanding $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of September 30, 2006, the conversion price has not required adjustment and we would not be required to issue any shares of our common stock upon conversion.

We granted certain sellers of Cambio contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make an additional cash payment to the sellers equal to the deficiency. The price protection periods vary from one to four years after May 31, 2005. If the market value of our common stock is lower than $22.33 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.33, we may be required to make total price protection payments of about $0.6 million. Based on the price of our common stock on September 30, 2006, we would not be obligated to make any price protection related payments.

We granted certain sellers of Compass contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock between the years ending December 31, 2006 and December 31, 2013, if the market price of our common stock is below $27.61, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $27.61 on any date that restrictions lapse, then for every $1.00 that our stock price is below $27.61, we may be required to make price protection payments of about $0.9 million. Based on the price of our common stock of $25.06 per share on September 30, 2006, we may be obligated to make price protection related payments of about $2.4 million.

We granted certain sellers of International Risk contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. The price protection periods end on July 1, 2007, 2008 and 2009. Upon the lapse of restrictions on the common stock, if the market price of our common stock, as defined in the purchase agreement, is below $25.84, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $25.84 on any date that restrictions lapse, then for every $1.00 that our stock price is below $25.84, we may be required to make price protection payments of about $0.1 million. Based on the calculated market value of our common stock as of September 30, 2006, we may be obligated to make price protection related payments of about $0.1 million.

We granted certain sellers of BKS contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock on December 31, 2011, if the market price of our common stock, as defined in the purchase agreement, is below $24.50, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $24.50 on any date that restrictions lapse, then for every $1.00 that our stock price is below $24.50, we may be required to make price protection payments of about $41,000. Based on the price of our common stock on September 30, 2006, we would not be obligated to make any price protection related payments.

The following table lists the high and low sale prices per share for our common stock as reported on the New York Stock Exchange for the periods indicated.

	High	Low
Three Months Ended September 30, 2006	$28.44	$19.82
Nine Months Ended September 30, 2006	29.77	19.82

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments involving legal proceedings that we disclosed in our Form 10-Q for the quarter ended June 30, 2006.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause our actual results, future operations and financial performance to differ materially from those mentioned in our forward looking statements. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Our failure to retain qualified professionals or hire additional qualified professionals would have a negative effect on our future growth and financial performance as well as on client engagements, services and relationships.

Our business involves the delivery of professional forensic/litigation, corporate finance/restructuring, economic consulting, technology services and strategic communications consulting services. In the consulting business, professional acumen, trust and relationships are critical elements of a company’s ability to deliver high quality professional services. Our professionals have highly specialized skills. They also develop strong bonds with the clients they service. Our continued success depends upon our ability to attract and retain our staff of professionals who have expertise, reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals that we must employ to continue our service offerings. As of September 30, 2006, our employment arrangements with our senior managing directors range from at will employment arrangements that include restrictions on post-employment competition and solicitation of our clients and employees to long-term written employment agreements. Currently, expirations of employment agreements are concentrated in years 2008 and 2009 because of the timing of our acquisitions and our 2004 initiative to enter into written agreements with our senior professionals. In addition, there is a concentration of expirations in year 2011 and we expect there will be in 2012 because of our current initiative to renegotiate long term employment arrangements with certain senior managing directors who have been designated as participants in our senior managing director incentive compensation program (“SMD compensation program”) that is discussed below. We monitor these expirations carefully to commence dialogues with professionals regarding their employment well in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the high concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements, or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become higher. We cannot assure you that we will be able to attract and retain enough qualified professionals to maintain or expand our business. Moreover, competition has been increasing our costs of retaining or hiring qualified professionals, a trend which could harm our operating margins and results of operations.

In 2006, we began to renegotiate new long-term employment agreements with certain key senior managing directors. In connection with those discussions, we offered certain designated senior managing directors the opportunity to participate in all or a portion of the benefits under our SMD compensation program that includes cash, in the form of an unsecured general recourse forgivable loan, and significant additional payments upon the execution and during the term of such employment agreement in the form of stock options and restricted stock awards or, alternatively, cash equivalents if we do not have adequate equity securities available under stockholder approved equity plans. Most of the new employment agreements entered into in 2006 with senior managing directors in our corporate finance/restructuring segment who are participating in this program will expire in 2011, which means that we could face similar retention issues at the end of the terms of those agreements. In an effort to reduce this risk, we have included a renewal provision in most of the new employment agreements providing that the agreements will renew for one year from year to year beginning at the end of their initial terms unless either party provides written notice of non-renewal to the other party at least ninety (90) days prior to the date of the expiration of the initial term or any extended term. During 2007, we intend to extend the SMD compensation program to participants in other practice segments which could result in a concentration of employment agreement expirations in 2012. While we hope that we enter into new long-term employment agreements with a significant number of those senior managing directors, we have not yet and there is no assurance we will do so. The aggregate principal amount of all loans made to senior managing directors during 2006 could approximate $50.0 million, of which some or all of the principal amount and accrued interest could be forgivable by us upon the passage of time, while complying with contractual requirements, or certain other events, such as death or disability or termination by us without cause or by the employee with good reason. All or a portion of the loans extended to employees, including senior managing directors will be repayable in certain events, such as termination by us for cause or by employee with good reason prior to the applicable forgiveness date. The loans are unsecured and there is no assurance that a recipient of a loan will repay it when due. The equity awards to such senior managing directors participating in the SMD compensation program are significant.

Our clients may preclude us from representing multiple clients in connection with the same engagement or competitive matter; our other practices may be precluded from accepting engagements from clients with respect to the same or competitive matter for which another practice has been engaged to provide services and required to forego potential business prospects in order to win engagements, which could harm our revenues, results of operations and client relationships and engagements.

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

Substantially all of our written employment arrangements with our senior managing directors include non-competition and non-solicitation arrangements. These non-competition agreements have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret non-competition clauses narrowly. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of employees outside of the U.S., the non-competition provisions have been drafted to comply with applicable foreign law. In the event an employee departs, we will consider any legal remedies we may have against such professional on a case-by-case basis. However, we may decide that preserving cooperation and a professional relationship, or other concerns, outweigh the benefits of any possible legal recovery. Therefore, we may determine not to pursue legal action, even if available.

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

We calculate the utilization rate for our professional staff by dividing the number of hours that our professionals worked on client assignments during a period by the total available working hours for our professionals, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays. The hourly rates we charge our clients for our services and the number of hours our professionals are able to charge our clients for our services are affected by the level of expertise and experience of the professionals working on a particular engagement and, to a lesser extent, the pricing and staffing policies of our competitors. If we fail to manage our utilization rates for our professionals or maintain or increase the hourly rates we charge our clients for our services, we may experience adverse consequences, such as non-revenue-generating professionals, the loss of clients and engagements and the inability to appropriately staff engagements and our profitability will suffer. As we diversify our business offerings and contracting arrangements, utilization is becoming a less meaningful measure of productivity.

Utilization of our professionals is affected by a number of factors, some of which are within our control, including general economic conditions, the number, size and timing of client engagements, our ability to forecast demand for our services and maintain an appropriate level of professionals, ability to utilize professionals across business segments, acquisitions and the hiring of new professionals and staff vacations. Utilization in our corporate finance/restructuring practice has declined since 2005 due to a decrease in the number and size of its bankruptcy cases and decline in demand for certain of its services resulting from the strengthening of the economy, the availability of credit, low interest rates, fewer mergers and acquisitions and fewer large bankruptcy proceedings. Other factors contributing to the decline in utilization rates in that segment included upfront hiring for expansion into the U.K. without an associated book of business. Utilization within our economic consulting segment in 2006 was also adversely affected by recent acquisition activity.

We may have difficulty integrating the operations of FD International (Holdings) Limited, or FD. Should we fail to integrate the operations, our results of operations and profitability could be negatively impacted.

Subsequent to September 30, 2006, we acquired FD. FD is a corporation organized under the laws of England and Wales and it has subsidiaries organized under the laws of other non-US jurisdictions. We may not be successful in integrating the operations of FD and the combined company may not perform as we expect. Some of the integration challenges we face include differences in corporate culture and management styles, additional or conflicting governmental regulations, preparation of the FD operations for compliance with the Sarbanes-Oxley Act of 2002, non-US GAAP financial reporting, disparate company policies and practices, client relationship issues and retention of key FD officers and personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time they have to manage FTI. We cannot assure you that we will successfully or cost-effectively integrate FD’s operations. The failure to do so could have a negative effect on results of operations or profitability. The process of integrating operations could cause some interruption of, or the loss of momentum in, the activities of one or more of our or FD’s businesses.

FD represents a strategically aligned, but different line of business that we do not have experience in operating.

While we believe that FD is strategically aligned with our current line of business, the success factors for effectively competing for and executing strategic communications consulting engagements are different than those required for our other businesses. FD’s professionals have different backgrounds and skill sets. Strategic communications solutions may be more creative than our other services, thereby making an objective assessment of quality of service challenging and different from most of our service offerings. We may have greater challenges in assisting or arbitrating in difficult client matters. In addition, FD does not manage its business or bill its clients based on hours and rates like FTI, but rather runs on the basis of teams that have revenue and profitability objectives, and a substantial portion of FD’s revenues are generated through retainers. We may have difficulty identifying emerging problems or opportunities due to this different model, which could negatively impact our business prospects and results of operations.

FD’s operations are international in scope, with the majority of its revenues and operations coming from markets where we have little, if any, direct experience.

FD’s principal business operations are in London, with offices in more than ten other countries, including locations with substantially different laws and customs. The nature of these international operations may cause us to have difficulties with employees and clients as their law, language, politics, religion, work practices and values may differ from the norms we experience in our existing practices and geography. We do not have existing relationships with many of FD’s clients, we do not have relationships with other international prospects for FD and we do not have “brand” recognition for FTI in non U.S. markets. We will also be exposed to different economic risks and cycles, as well as different governments and political systems which may be unstable. In addition, a significant portion of FD’s revenues are denominated in currencies other than the US dollar, which could result in us having significant exposure to currency fluctuations in the British pound, the Euro and to a lesser extent other currencies. If we are not able to quickly adapt to this new market, our business prospects and results of operations could be negatively impacted.

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

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire as well as non-competition agreements from senior managers and professionals. In some cases we enter into non-competition or non-solicitation arrangements generally with sellers. We cannot assure you that any one or more of the parties from whom we acquire assets or a business who do not join us, or persons who join us upon expiration or breach of their agreements not to compete or solicit, will not compete with us in the future. Also, the duration of those agreements are limited ranging from three to eight years after the acquisition date. Certain activities may be carved out of or otherwise may not be prohibited by those arrangements. Also, in some cases we may agree to restraints on our ability to compete with the sellers of those businesses with respect to certain practice areas or locations. Competition may harm our expected revenue growth and results of operations and cause the actual profitability of a business to differ materially from our expectations and the expectations of the investing public.

We may have difficulty integrating our acquisitions, or convincing clients to allow assignment of their engagements to us, with a consequent detrimental effect on our financial results.

The process of integrating our future acquisitions into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and expansion of our existing business. To the extent that we have miscalculated our ability to integrate and properly manage any or all of our acquisitions, we may have difficulty in achieving our operating and strategic objectives.

A substantial amount of our growth has been due to acquisitions. During 2003, we completed three significant acquisitions: Lexecon, the former dispute advisory business of KPMG LLP and Ten Eyck, all of which occurred in the fourth quarter. On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail group. Ringtail is a leading developer of litigation support and knowledge management technologies for law firms. On May 31, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cambio from certain of the individual owners of Cambio Partners, the direct parent of Cambio, and certain of its investors. Cambio is a leading provider of change management solutions for hospital and health systems. On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., which we refer to as Compass. Compass is one of the top competition economics consulting firms in the world, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim. On July 1, 2006, we completed our acquisition of International Risk Limited. International Risk provides comprehensive business risk solutions including investigative due diligence services, fraud and corporate investigations, business intelligence, brand protection and intellectual property strategies, political risk assessments and crisis containment services. All of these acquisitions have been substantially integrated with FTI. As of September 20, 2006, we acquired assets of Bower Brower, Kriz & Stynchcomb, LLC, or BKS, a company in the business of construction consulting, that we intend to integrate with our forensic/litigation consulting practice group. As of October 4, 2006, we acquired substantially all of the share capital of FD. FD, based in London, is one of the world’s largest business and financial communications consultancies and provides a comprehensive range of solutions critical to today’s corporate boardroom. We intend to operate FD as a separate practice group and segment. As of October 5, 2006, we acquired the share capital of G3 Consulting Limited, or G3. G3 delivers technology and business consulting to U.K. clients facing corporate litigation, electronic disclosure and public inquiries. For the past six years G3 has served as the primary direct U.K. supplier of FTI’s Ringtail Legal products and associated Application Service Provider (ASP), as well as provided professional and consulting services. We intend to integrate G3 with our Technology practice group. We also have made smaller acquisitions over these same periods.

Some of the integration challenges we face include differences in corporate cultures and management styles, additional or conflicting government regulation, disparate company polices and practices and client conflict issues. All of our acquisitions in 2003, our Ringtail and Cambio acquisitions in 2005 and our BKS acquisition and a portion of our Compass acquisition were structured as asset transactions. Asset transactions generally necessitate receipt of third party consents to assign client engagements. All clients might not affirmatively consent to an assignment. In addition, in some cases there are no written client contracts memorializing an engagement. Such engagements will only continue at the pleasure of those clients. In certain cases, such as government contracts and bankruptcy engagements, the consents of clients cannot be solicited until after the acquisition has closed. Further, such contracts may be subject to security clearance requirements or bidding provisions with which we might not be able to comply. There is no assurance that local, state and federal governments will agree to novate their contracts to us. In addition, in an engagement that involves a bankruptcy case, we must make a filing with the applicable U.S. Trustee, at which time such U.S. Trustee may find that we are no longer disinterested. In connection with such bankruptcy cases, we may be required to resign and to refund fees collected in connection with those engagements. We could be responsible for returning fees even if they were not paid to us, but rather to the company from whom we acquired the business. In some cases, we may not have legal recourse to demand that the seller of the business reimburse us.

FD and G3 are headquartered in the U.K., and in the case of FD, operates globally. In addition to the integration challenges mentioned above, these acquisitions offer unique integration challenges relating to non-US GAAP financial reporting, foreign laws and governmental regulations, and other factors some of which have been discussed above in the discussion regarding the difficulties we may face integrating the operations of FD. If we fail to integrate their operations, our results of operations and profitability could be negatively impacted. See “—We may have difficulty integrating the operations of FD International (Holdings) Limited, or FD.”

Our corporate finance/restructuring practice has an increased risk of fee non-payment.

Many of our clients have engaged us because they are experiencing financial distress. We recognize that these clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant amount of our corporate finance/restructuring business. In the cases that we have received retainers, we cannot assure you that the retainers will adequately cover our fees for the services we perform on behalf of these clients. We are not always able to obtain retainers from clients in bankruptcy as the bankruptcy court must approve our retainers for those clients. Even if a bankruptcy court approves our retainer or engagement, a bankruptcy court has the discretion to require us to return all, or a portion of, our fees. Therefore, we face the risk of non-payment, which can result in write-offs. For the three years ended December 31, 2005, we wrote off a total of $18.8 million of uncollectible fees in all practices. For the nine months ended September 30, 2006, we wrote off a total of $4.9 million of uncollectible fees in all practices. More write-offs than we expect in any period would have a negative impact on our results of operations.

If the size, complexity and number of debt defaults, bankruptcy or restructuring actions or other factors affecting demand for our corporate finance/restructuring services declines, or if economic conditions beyond our control result in a reduced demand for our corporate finance/restructuring, forensic/litigation, economic, technology and other services, our revenues and profitability could suffer.

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

Notwithstanding increases in debt, we have also seen a decline of the mega-bankruptcy cases, resulting in a greater portion of our business being comprised of engagements relating to bankruptcy and restructuring matters involving mid-size companies, primarily as a result of general economic conditions, including the strengthening of the economy, the availability of credit and low interest rates. In our experience, mid-size bankruptcy and restructuring engagements are more susceptible to cyclical factors such as holidays and vacations. The shift to mid-size engagements could result in lower utilization, especially during the third and fourth quarters of any year due to these factors. Declines in demand for our restructuring, turnaround and bankruptcy services as well as smaller engagements could result in lower revenues and decrease our overall profitability.

Our other practice groups, including forensic/litigation, economic consulting and technology services, also are driven by crisis situations that affect companies but which are outside of our control. We are not able to predict the effect future events or changes to the U.S. or global business environment could have on our operations. Changes to any of the factors described above as well as other events, including by way of example, tort reform, changes to laws and regulations, including recent changes to the bankruptcy code, decline in government enforcement, and alternative dispute resolution practices, or a decline in litigation, and declines in monetary damages or remedies that are sought, may have an adverse effect on one or more of our businesses.

If we fail to find suitable acquisition candidates, or if we are unable to take advantage of opportunistic acquisition situations, our ability to expand may be curtailed.

The number of suitable acquisition candidates may decline if the competition for acquisition candidates increases. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, borrowing capacity under our amended and restated senior secured credit facility or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. We cannot assure you, however, that we will be able to obtain financing when we need it or on terms acceptable to us. In any case, we may be unable to grow our business or expand our service offerings as quickly as we have in the past and our profitability may decline.

We may not manage our growth effectively, and our profitability may suffer.

We have experienced rapid growth in recent years. This rapid expansion of our business may strain our management team, human resources and information systems. We cannot assure you that we can successfully manage the integration of any businesses we may acquire or that they will result in the financial, operational and other benefits that we anticipate. To manage our growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. Such expansion may result in significant expenditures. If we fail to add qualified managers and employees or manage our growth effectively, our business, results of operations and financial condition may be harmed.

Our revenues, operating income and cash flows are likely to fluctuate.

We have experienced fluctuating revenues, operating income and cash flows and expect that this will occur from time to time in the future. We experience fluctuations in our annual or quarterly revenues and operating income because of the timing of our client assignments, utilization of our revenue-generating professionals, the types of assignments we are working on at different times, new hiring, acquisitions and decreased productivity because of vacations taken by our professionals. This means our profitability will likely decline if we experience an unexpected variation in the number or timing of client assignments or utilization, especially during the third quarter when substantial numbers of professionals take vacations, which reduces their utilization rates. We may also experience future fluctuations in our cash flows because of increased compensation, including changes to our incentive compensation structure and the timing of those payments, which we generally pay during the first quarter of each year. Also, the timing of future acquisitions and the cost of integrating them may cause fluctuations in our operating results.

We may have a different system of governance and management from the companies we acquire or their parents, which could cause professionals who join us from acquired companies to leave us.

Our governance and management practices and policies do not mirror the policies and practices of acquired companies or their parents. In some cases, different management practices and policies may lead to workplace dissatisfaction on the part of acquired professionals with our way of conducting business. The loss of one or more key professionals may harm our business and results of operations.

Compliance with the Foreign Corrupt Practices Act could adversely affect our competitive position; failure to comply could subject us to penalties and other adverse consequences.

We are subject to the Foreign Corrupt Practices Act, which generally prohibits US companies from engaging in bribery of or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in the markets in which we operate, including the US and other countries. There is no assurance that our employees or other agents will not engage in such conduct, for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, properties, prospects, financial condition and results of operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our senior secured credit facility, and senior and convertible notes and our other financial obligations.

We have a significant amount of indebtedness. As of October 3, 2006, we added an additional $215.0 million of debt through the issuance of our 7 3/4% senior notes due 2016 (the “2006 Senior Notes”). In addition, we increased our borrowing capacity under our senior secured revolving credit facility from $100.0 million to $150.0 million (the “amended and restated senior secured credit facility”).

Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to the Notes, as defined below;

•	make it more difficult to satisfy our other financial obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	limit our ability to make future acquisitions.

In addition, our amended and restated senior secured credit facility and the indentures governing our 2006 Senior Notes, our 7 5/8% senior notes due 2013 (“2005 Senior Notes”) and our 3 3/4% senior subordinated convertible notes due 2012 (“2005 Convertible Notes”, and together with the 2005 Senior Notes, the “2005 Notes,” and together with the 2006 Senior Notes , the “Notes”) contain restrictive and, in the case of the amended and restated senior secured credit facility, financial, covenants that limit our ability to engage in activities that may be in our best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the Notes and our amended and restated senior secured credit facility do not fully prohibit us or our subsidiaries from doing so. After giving effect to the borrowings under our revolving line of credit on October 3, 2006, we had an additional $100.4 million of revolving credit availability under our amended and restated senior secured credit facility, subject to $9.6 million of outstanding letters of credit. Any borrowings under our amended and restated senior secured credit facility would be effectively senior to the Notes to the extent of the value of the assets securing the amended and restated senior secured credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the Notes, and to fund capital expenditures and acquisitions will depend on our ability to generate cash. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our amended and restated senior secured credit facility will be adequate to meet our liquidity needs for at least the next few years.

We cannot assure you, however, that our business will generate sufficient cash flows from operations, that anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our amended and restated senior secured credit facility or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our amended and restated senior secured credit facility or the Notes, on commercially reasonable terms or at all.

Substantially all of our assets and the assets of our subsidiaries secure our amended and restated senior secured credit facility, which is senior to all the Notes.

We and certain of our subsidiaries are parties to the amended and restated senior secured credit facility, which is secured by liens on substantially all of our assets and the assets of the guarantors. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. Holders of the Notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the Notes and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets.

Our amended and restated senior secured credit facility is secured by substantially all of our assets. In addition we have $37,000 in outstanding capital lease obligations.

We may not have sufficient cash or otherwise be able to pay the principal of, or interest on, the Notes when due and we may not be able to obtain alternative financing to pay all or a portion of the Notes when due, which would give rise to defaults under the Note indentures.

The 2006 Senior Notes are senior in right of payment to the 2005 Convertible Notes and rank equally in right of payment to the 2005 Senior Notes. However, the 2005 Convertible Notes will mature on July 15, 2012, four years before the maturity of the 2006 Senior Notes and one year before the 2005 Senior Notes, and the 2005 Senior Notes will mature on June 15, 2013, three years before the maturity of the 2006 Senior Notes. Therefore, we will be required to repay the holders of the 2005 Notes, combined, $350.0 million before we are required to repay principal of the 2006 Senior Notes at maturity. There is no assurance we will be able to repay our indebtedness under Notes when due. In addition, we may be required to pay substantial amounts in cash to holders of the 2005 Convertible Notes prior to their stated maturity at the time of conversion. The indentures governing the 2006 Senior Notes and the 2005 Senior Notes generally allow for these payments, and our amended and restated senior secured credit facility permits these payments in some, but not all, circumstances. However, payments of the 2005 Convertible Notes upon conversion could be construed to be a prepayment of principal on subordinated debt, and our existing and future senior debt may prohibit us from making those payments, or may restrict our ability to do so by requiring that we satisfy certain covenants relating to the making of restricted payments. If we are unable to pay the conversion consideration, we could seek consent from our senior creditors to make the payment. If we are unable to obtain their consent, we could attempt to refinance the debt. If we were unable to obtain consent or refinance the debt, we would be prohibited from paying the cash portion of the conversion consideration, in which case we would have an event of default under the indenture governing the convertible notes. An event of default under the 2005 Convertible Note indenture most likely would constitute an event of default under the indentures governing the 2006 Senior Notes and the 2005 Senior Notes and under our amended and restated senior secured credit facility. A default under the 2005 Senior Notes could constitute an event of default under the 2006 Senior Notes and our amended and restated senior secured credit facility and vice versa.

The indenture governing the 2005 Convertible Notes provides that they are convertible only upon the occurrence of certain events. However, we generally will be unable to control timing of any conversion of the 2005 Convertible Notes. As a result of making cash payments on the 2005 Convertible Notes, we may not have sufficient cash to pay the principal of, or interest on, the 2006 Senior Notes and the 2005 Senior Notes. For example, if a significant amount of 2005 Convertible Notes were converted shortly before a regular interest payment date for the 2006 Senior Notes or 2005 Senior Notes, we may not have sufficient cash to make the interest payment on the 2006 Senior Notes or the 2005 Senior Notes. We may attempt to borrow under our amended and restated senior secured credit facility to fund interest payments on the Notes, but there can be no assurance that we will have sufficient availability under that or any successor facility or that our credit facility lenders will allow us to draw on that facility for the purpose of making payments on the Notes.

Our ability to make payments on the Notes could be adversely affected if any of our non-guarantor subsidiaries declare bankruptcy, liquidate or reorganize. Our guarantor subsidiaries guarantee the Notes and our amended and restated senior secured credit facility and their assets may not be sufficient to pay all obligations under the Notes and amended and restated senior secured credit facility.

Some but not all of our subsidiaries guarantee the Notes and our amended and restated senior secured credit facility. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us. Substantially all of our domestic subsidiaries guarantee the Notes and amended and restated senior secured credit facility. In addition, the assets of the guarantors are pledged as security for the amended and restated senior secured credit facility. There is no assurance that the assets of the guarantors will be sufficient to pay our obligations under the Notes and amended and restated senior credit facility.

Federal and state statutes allow courts, under specific circumstances, to void guarantees and require note holders to return payments received from guarantors.

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

On the basis of historical financial information, recent operating history and other factors, we believe that each guarantor, after giving effect to its guarantee of the Notes and amended and restated senior secured credit facility, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indentures governing the Notes.

Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest and special interest, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of Notes or that restrictions in our amended and restated senior secured credit facility will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations, that would increase the level of our indebtedness, would not constitute a “change of control” under the applicable indenture.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. Effective July 3, 2006, we issued an aggregate of 114,618 additional shares of our common stock in payment of the $3.0 million equity portion of the purchase price for the acquisition of all of the outstanding capital stock of IRL (Holdings) Limited, a company organized under the laws of the British Virgin Islands, pursuant to the stock purchase agreement dated as of July 3, 2006. These shares were issued based on a per share price of $26.17 (the average closing price per share of our common stock as reported on the New York Stock Exchange for the last five trading days immediately preceding July 1, 2006). The 114,618 shares of common stock were issued without registration in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), to an accredited investor without general solicitation or advertising.

Effective September 20, 2006, we issued an aggregate of 40,816 additional shares of our common stock in payment of the approximately $1.0 million equity portion of the purchase price for the acquisition of certain assets of Brower, Kriz & Stynchcomb, LLC, a Maryland limited liability company, pursuant to the asset purchase agreement dated as of September 8, 2006. These shares were issued based on a per share price of $24.50 (the average of the daily closing prices per share of our common stock on the New York Stock Exchange, as reported in the Wall Street Journal, for the five consecutive trading days ending two days prior to the closing date). The 40,816 shares of common stock were issued without registration in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act to accredited investors or not more than 35 unaccredited investors without general solicitation or advertising.

Purchases of Equity Securities by the Issuer and Affiliated Purchase. The following table provides information with respect to purchases we made of our common stock during the third quarter of 2006 (in thousands except per share amounts).

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (b)
July 1 through July 31, 2006	—	—	—	$33,456
August 1 through August 31, 2006	—	—	—	$33,456
September 1 through September 30, 2006	25	$24.95	—	$33,456

Total	25		—

(a)	Represents 24,511 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(b)	In October 2003, our board of directors authorized the purchase, from time to time, of up to $50.0 million of our common stock. Since then, the authorized amount has been increased to a total of $219.7 million. Unless reauthorized or extended by our board of directors, this program expires on December 31, 2006. These amounts represent gross purchase prices and include the transaction costs we may incur, such as commissions, on the related purchases.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
1.1*	Purchase Agreement dated September 27, 2006, by and among FTI Consulting, Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to the Senior Notes. (Filed with the Securities and Exchange Commission, or SEC, on October 3, 2006 as exhibit 1.1 to FTI Consulting, Inc.’s Current Report on Form 8-K/A (Amendment No. 2) dated September 27, 2006 and incorporated herein by reference.)

4.1†	Second Supplemental Indenture dated as of February 22, 2006 relating to 7 5/8% Senior Notes due 2013, by and among FTI Consulting, Inc., Competition Policy Associates, Inc., District of Columbia corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, as amended and supplemented from time to time.

4.2†	Third Supplemental Indenture dated as of September 15, 2006 relating to 7 5/8% Senior Notes due 2013, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, as amended and supplemented from time to time.

4.3†	Third Supplemental Indenture dated as of September 15, 2006 relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, as amended and supplemented from time to time.

4.4*	Indenture dated as of October 3, 2006, relating to the 7 3/4% Senior Notes due 2016, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee. (Filed with the SEC on October 10, 2006 as exhibit 4.1 to FTI Consulting’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.5*	Form of Note relating to 7 3/4% Senior Notes due 2016. (Filed with the SEC on October 10, 2006 as exhibit A to exhibit 4.1 to FTI Consulting’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.6*	Form of Put and Call Option Agreement. (Filed with the SEC on October 10, 2006 as exhibit 4.2 to FTI Consulting’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.1* **	Amended and Restated Credit Agreement entered into as of September 29, 2006, among FTI Consulting, Inc., a Maryland corporation, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Filed with the SEC on October 2, 2006 as exhibit 10.1 to FTI Consulting’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.2* **	Amended and Restated Security Agreement dated as of September 29, 2006, by and among the parties identified as “Grantors” on the signature pages thereto and such other parties as may become Grantors after the date thereof and Bank of America, N.A., as administrative agent for the holders of the Secured Obligations. (Filed with the SEC on October 2, 2006 as exhibit 10.2 to FTI Consulting’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

Exhibit Number	Exhibit Description
10.3* **	Amended and Restated Pledge Agreement dated as of September 29, 2006, by and among the parties identified as “Pledgors” on the signature pages thereto and such other parties as may become Pledgors after the date thereof and Bank of America, N.A., as administrative agent for the holders of the Secured Obligations. (Filed with the SEC on October 2, 2006 as exhibit 10.3 to FTI Consulting’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.4*	Exchange and Registration Rights Agreement dated as of October 3, 2006, relating to 7 3/4% Senior Notes due 2016, by and among FTI, the guarantors named therein and the Initial Purchasers named therein. (Filed with the SEC on October 10, 2006 as exhibit 10.1 to FTI Consulting’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.5*	Form of Irrevocable Undertaking entered into by Controlling Shareholder Group of FD International (Holdings) Limited. (Filed with the SEC on October 10, 2006 as exhibit 10.2 to FTI Consulting’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.6*	Form of Irrevocable Undertaking entered into by Executive Officers of FD International (Holdings) Limited. (Filed with the SEC on October 10, 2006 as exhibit 10.3 to FTI Consulting’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.7*	Form of Irrevocable Undertaking entered into by Other Shareholders of FD International (Holdings) Limited. (Filed with the SEC on October 10, 2006 as exhibit 10.4 to FTI Consulting’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.8*	Form of Restricted Stock Agreement between FTI Consulting, Inc. and to be named Shareholders. (Filed with the SEC on October 10, 2006 as exhibit 10.5 to FTI Consulting’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.9*	Warranty Deed dated as of September 11, 2006 between FTI FD LLC and the Warrantors named therein. (Filed with the SEC on October 10, 2006 as exhibit 10.6 to FTI Consulting’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.10* **	Parent Guaranty Agreement dated as of October 4, 2006, between FTI Consulting, Inc. and FTI FD Inc. (Filed with the SEC on October 10, 2006 as exhibit 10.7 to FTI Consulting’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

*	Previously filed.
†	Filed herewith.
**	Exhibits, schedules (or similar attachments) to the agreement are not filed. FTI will supplementally furnish a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: November 9, 2006	by	/s/ THEODORE I. PINCUS
Theodore I. Pincus
Executive Vice President and Chief Financial Officer
(principal financial officer)