Form 10-K
period 2006-12-31
FTI CONSULTING INC
filed 2007-03-13
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant was $1.0 billion, based on the closing sales price of the registrant’s common stock on June 30, 2006.

The number of shares of registrant’s common stock outstanding on February 15, 2007 was 42,327,316.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2006

FTI CONSULTING, INC.

PART I

ITEM 1.	BUSINESS

Forward-Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, compensation arrangements, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, may appear under the headings “—Risk Factors” in this Part I—Item 1A, “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other documents we file with the Securities and Exchange Commission, or SEC, including, among others, our quarterly reports on Form 10-Q and amendments thereto. When used in this Annual Report, the words estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this report, including under the heading “Risk Factors.” As stated elsewhere in this Annual Report, such risks, uncertainties and other important factors relate to, among others:

•	retention of qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	former employees joining competing businesses;

•	ability to manage utilization and pricing rates;

•	ability to integrate the operations of FD International (Holdings) Limited;

•	ability to adapt to operating in non-U.S. markets;

•	ability to replace senior managers and practice leaders who have highly specialized skills and experience;

•	ability to find suitable acquisition candidates or take advantage of opportunistic acquisition situations;

•	fluctuations in revenues, operating income and cash flows;

•	compliance with the Foreign Corrupt Practices Act;

•	damage to our reputation as a result of claims involving the quality of our services;

•	unexpected terminations of client engagements;

•	competition;

•	costs of integrating recent and any future acquisitions;

•	industry trends;

•	ability to manage growth;

•	changes in demand for our services;

•	non-payment of notes receivable; and

•	changes in our leverage.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.

When we use the terms “FTI,” “we,” “us” and “our” we mean FTI Consulting, Inc., a Maryland corporation, and its consolidated subsidiaries.

Company Overview and Recent Developments

We are a leading global consulting firm to organizations confronting the critical legal, financial and reputational issues that shape their futures. Our experienced teams of professionals, many of whom are widely recognized as experts in their respective fields, provide high-caliber consulting services to a broad range of clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs.

Our professionals have experience providing services in many areas, including: fraud, damages, lost profits, valuation, anti-trust and anti-competition, accountant’s liability and malpractice, contract disputes, patent infringement, price fixing, purchase price disputes, solvency and insolvency, fraudulent conveyance, preferences, disclosure statements, trademark and copyright infringement, the financial impact of government regulations and electronically stored information and repository services. We have strong capabilities in highly specialized industries, including telecommunications, healthcare, transportation, utilities, chemicals, energy, commercial and investment banking, pharmaceuticals, tobacco, retail and information technology. With the acquisition of FD International (Holdings) Limited, or FD, in October 2006, we also have strong capabilities providing strategic and financial communications consulting services.

As of December 31, 2006, we had 2,079 total employees and 1,596 revenue-generating professionals. As of December 31, 2006, we had operations across 29 U.S. cities, as well as the U.K., Ireland, France, Russia, Australia, China, Hong Kong, Japan, Singapore, United Arab Emirates and South Africa. In January 2007, we added offices in Argentina and Brazil.

We operate through the five business segments listed below.

Forensic/Litigation Consulting

Our forensic/litigation consulting practice provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and other trial support services. Specifically, we help clients assess complex financial transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of financial recoveries and settlements. We also provide asset tracing and fraud investigation services. Our graphics services at trial and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court. Through the use of proprietary information technology, we have demonstrated our ability to help control litigation costs, expedite the trial process and provide our clients with the ability to readily organize and access case-related data. Our international risk and investigations group provides business intelligence and investigations, corporate investigations, litigation and dispute investigations and integrity advisory services.

As of December 31, 2006, we had 388 revenue-generating professionals in our forensic/litigation consulting practice.

Corporate Finance/Restructuring Consulting

Our corporate finance/restructuring consulting practice provides turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions, transaction advisory and interim management services. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, offering services such as interim management in turnaround situations, rightsizing infrastructure, assessing long-term enterprise viability and business strategy consulting. We assist underperforming companies as they make decisions to improve their financial condition and operations. We lead and manage the financial aspects of in-court restructuring processes by offering services that include an assessment of the impact of a bankruptcy filing on the client’s financial condition and operations. We also assist our clients in planning for a smooth transition into and out of bankruptcy, facilitating the sale of assets and arranging debtor-in-possession financing. Through FTI Palladium Partners, we help financially distressed companies implement their plans by providing interim management teams.

As of December 31, 2006, we had 322 revenue-generating professionals in our corporate finance/restructuring consulting practice.

Economic Consulting

We deliver sophisticated economic analysis and modeling of issues arising in mergers and acquisitions and other complex antitrust and anticompetition, commercial and securities litigation. Our economic consulting practice segment includes the Lexecon and Compass businesses, both highly respected brands in the economic consulting industry. Within our economic consulting practice, we provide our clients with analyses of complex economic issues for use in legal and regulatory proceedings, strategic decision-making and public policy debates. We are also in the business of advising on developing and implementing concrete strategies for driving revenue growth and profitability. Our statistical and economic experts help companies evaluate issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. We have deep industry experience in such areas as commercial and investment banking, telecommunications, energy, transportation, healthcare and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, valuations, merger effects, intellectual property disputes in antitrust and anticompetition cases, regulatory proceedings and business valuations.

As of December 31, 2006, we had 206 revenue-generating professionals in our economic consulting practice.

Technology Consulting

Our technology practice provides products, services and consulting to law firms, corporations and government agencies worldwide. Our principal business focuses on the collection, preservation, review and production of electronically stored information, or ESI. ESI can include e-mail, computer files, voicemail, instant messaging or transactional data stored on a computer. Our technology professionals combine industry leading software tools and domain experience to help our clients manage this information in a variety of litigation, investigation and arbitration related activities. Our repository services team provides a highly scalable, online litigation review environment using our Ringtail product suite. Our Ringtail products are also directly licensed to clients. Prior to 2006, we operated our technology practice as part of our forensic/litigation consulting segment.

As of December 31, 2006, we had 256 revenue-generating professionals in our technology practice.

Strategic and Financial Communications Consulting

We manage FD, which we acquired as of October 4, 2006, as our strategic and financial communications consulting practice. Through this practice we provide advice and consulting services related to financial communications, brand communications, public affairs and issues management, and business consulting. FD has a leading position in its core service offerings and a successful track record. Distinct from other strategic and financial communications consultancies, FD has developed a unique, integrated offering that incorporates a broad scope of services, diverse sector coverage and global reach. This allows FD to advise clients from almost every major business center in the world on strategic and financial communications issues. The financial communications service offerings are involved with the event-driven capital markets and include strategic boardroom advice, financial calendar support, mergers and acquisitions transactions, investor relations, financial and business media relations, capital market intelligence, initial public offerings, debt markets, corporate restructuring, proxy solicitation, corporate governance, corporate social responsibility advice and regulatory communications. The brand communications offerings provide creative services to build consumer and business-to-business brands. These communication service offerings include strategic marketing advice, business-to-business marketing consultancy, media relations, brand consultancy and repositioning, qualitative and quantitative research, sponsorship consultancy, thought leadership consultancy, launch and event management, strategy and event management and consumer communications. The public affairs and issues management service offerings help to shape messages to policymakers and respond to crisis situations. The services of public affairs include political intelligence, policy formation, political and media campaigns, third party and coalition mobilization, state aid, monopoly and anti-trust regulatory affairs. The services of issues management include business continuity planning, crisis communications planning, crisis handling, media relations, reputation rehabilitation and simulation exercises. Business consulting provides services through dedicated teams providing strategic advice and solving business problems by utilizing world-class research and methodologies. The consulting services offered include corporate strategy, growth strategy, cost management, mergers and acquisitions, organization, performance improvement, private equity and revenue enhancement.

As of December 31, 2006, we had 424 revenue-generating professionals in our strategic and financial communications consulting practice.

Industry Overview

We compete in the global consulting services industry, focusing on providing forensic/litigation, corporate finance/restructuring, economic, technology and strategic and financial communications consulting services. There are a number of factors that drive demand for our services:

•

Increasing Need for Independent Expertise. We believe that as a result of increased public scrutiny, regulatory complexity and litigation, businesses and their creditors will increasingly engage consulting firms to provide objective and independent expertise. This is particularly true in highly complex and sophisticated areas such as restructurings, bankruptcies, economic consulting, forensic accounting and high-stakes regulatory and legal proceedings. The emerging trend toward hiring consulting firms unaffiliated with company auditors represents a fundamental shift in the demand for our services and has increased the size of our overall practices.

•

Regulatory Complexity, Public Scrutiny and Increased Litigation. We believe that heightened focus on corporate mismanagement, fraud-related investigations, ongoing regulatory activity such as SEC rulemaking, corporate governance scrutiny and increasing complexity in financial reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, drive demand for our services. In addition, we believe that increasing litigation costs require businesses to focus on better managing risks and the litigation process, particularly in large, complex, multi-jurisdiction cases and mass tort claims, which increases the demand for our technology practice services.

•

Strong Economy and Growing Merger and Acquisition Activity. We believe that the overall strength of the economy and the growth in merger and acquisition activity are important drivers for our economic consulting practice and strategic and financial communications consulting practice. We also believe there is more complex litigation and regulatory activity during strong economic conditions. During periods of increased merger and acquisition activity, we have experienced increased use of our economic consulting services driven by growing areas such as antitrust regulation, intellectual property disputes and breaches of contract.

•

Trends in Corporate Debt and Debt Default Rates. We believe that corporate debt levels and related default rates are important indicators of the potential need for restructuring, turnaround, bankruptcy and related consulting services. According to Thomson Financial, both U.S. and international companies have continued to rely on debt to finance acquisitions, growth initiatives and working capital requirements, as evidenced by the fact that there were more issuances of U.S. and global long-term debt in 2006 than 2005. Demand for our services has been strong in sectors such as automotive, airline, telecommunications, media, entertainment and technology, all of which rely on corporate debt.

•

Importance of Corporate Communications and Increasingly Complicated Market Environment. Corporate communications has become a key strategic issue demanding the attention of C-suite and boards of directors, as reputational risk becomes a rising concern on the corporate boardroom’s risk management agenda. There is an increasingly complicated market environment for large corporations, which requires an integrated and consultative approach covering several different aspects of business communications.

•

Growth of Multinational Firms and Increase in Growth Companies from Developing World. Multinational firms are seeking to establish global branding, investor relations and communications strategies. Furthermore, increasing numbers of growth companies from the developing world are requiring access to developed markets’ capital base, with best practice communications advice being a key component in achieving this objective.

Our Competitive Strengths

We compete primarily on the basis of institutional and individual reputations, ability to immediately staff a significant engagement, performance record, quality of work, range of services provided and existing client relationships. We attribute our success and distinction to a combination of long-standing advantages, including:

•

Premium Brand Names with Leading Market Positions. We believe that we are one of the most recognized brand names in the corporate finance/restructuring, economic and strategic and financial communications consulting industries. In addition, we believe we have leading market positions in our forensic/litigation consulting practice and technology practice based on revenues. The strength of our brand names and market positions are enhanced by the reputation of our well-recognized consultants, many of whom are leading members of their respective fields. We have benefited from our strategy of acquiring the leading practitioners in each practice, as well as including, in select cases, the continued use of their brand names, either independently or coupled with the FTI brand, such as Lexecon, Ringtail, Cambio, Compass and FD.

•

Diversified Revenue Sources. We have created a balanced portfolio of services organized into five consulting practices: forensic/litigation, corporate finance/restructuring, economic, technology and strategic and financial communications. We began to separately manage our technology practice in 2006 and our strategic and financial communications consulting practice was created with the acquisition of FD in October 2006. Our strategy is to continue to maintain such diversification. We believe that our broad service offerings and diversity of our revenues insulate us from fluctuations in market conditions in any one of our practices. With the acquisition of FD in October 2006, we’ve expanded our global reach to include offices in Ireland, France, Russia, China, United Arab Emirates and South Africa, and expanded our presence in the U.K, Australia, Hong Kong, Japan and Singapore.

•

Diversified Portfolio of Elite Clients. We provide services for a diverse group of clients, including global Fortune 500 companies, global law firms, global banks, local, state and federal governments and agencies in the United States and other countries throughout the world.

In 2006, our top ten clients accounted for 21% of our total revenues, with no single client accounting for more than 5% of our total revenues. Among these top 10 clients were eight nationally recognized law firms, each of whom represented multiple clients and matters.

•

High Level of Repeat and Referral Business and Attractive, Highly Recurring Financial Model. We derive a substantial portion of our revenues from repeat clients or referrals. Many of our client relationships are long-standing and include multiple contact points within each organization, increasing the depth and continuity of these relationships. We cultivate our critical relationships with financial institutions and law firms, which have served as entry points into significant, high-profile and reputation enhancing engagements.

In addition, our strategic and financial communications consulting practice has a financial model which is primarily built on recurring retainer based engagements. Clients of this practice are typically billed on a project-based billing system that reflects the value added by the business rather than the industry standard of lower value time and materials billing basis.

•

Strong Cash Flow. Our business model has several characteristics that produce strong cash flows including high margins, low capital expenditures and low working capital requirements. Our consistently strong cash flow supports our acquisition and growth strategies and our ability to service our indebtedness.

Our Business Strategy

The following are key elements of our business strategy:

•

Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2006, we assembled a staff of 1,596 revenue-generating professionals, many of whom have established and widely recognized names in their respective practice areas. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. To attract and retain highly qualified senior managing directors and managing directors, we offer significant compensation opportunities, including sign-on bonuses, primarily in the form of forgivable loans, incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements. We have employment arrangements with substantially all of our senior managing directors that include non-competition and non-solicitation clauses.

•

Optimize Utilization and Billing Rates of FTI Professionals who Bill on an Hourly Basis. We carefully monitor our utilization rates of our professionals who bill on an hourly basis. Our goal is to manage growth to maintain utilization rates rather than intermittently expanding our staff in anticipation of short-term demand. We strive to attain utilization rates that allow us to maintain our profitability, make us less vulnerable to fluctuations in our workload and minimize seasonal factors affecting utilization. In addition, the nature of our services allows us to bill premium rates for the services of our revenue-generating professionals, which enhances our profitability. As we have expanded our business offerings and the mix of business has changed, utilization was a less meaningful measure of productivity and profitability for 2006, particularly with respect to our technology practice and strategic and financial communications consulting practice, which do not bill a substantial amount of their business on an hourly basis.

•

Leverage Our Relationships and Expertise. We work hard to maintain our existing client relationships and develop new ones. We believe that the strength of our existing client relationships and the quality of our reputation across our industry, coupled with our recognized industry expertise, successful track record and size, are the most critical elements in a decision to retain us. We receive a significant amount of repeat business and referrals from our clients. We strive to build client relationships on a company-wide basis and encourage cross-selling among our practices. By successfully leveraging our reputation, experience and broad client base, we expect to continue to obtain engagements from both existing and new clients.

•

Expand the Breadth of Our Services and Geographic Presence. We strive to offer our clients comprehensive solutions to their most complex problems, wherever they are in the world. Increasingly, our clients demand expertise across multiple markets and continents. To meet this demand, we provide our clients with a complete suite of services across all five practices. As we continue to grow, we plan to broaden our industry expertise and expand our electronic evidence and electronic repository services.

With the addition of FD in October 2006, we are positioned to further explore opportunities to increase our presence in Europe, Asia, and other international locations to better serve our clients and to capitalize on what we believe are favorable market conditions.

•

Selectively Acquire Companies and Integrate Our New Professionals and Capabilities. We follow a disciplined approach to executing and integrating acquisitions, targeting those that complement our business strategy or operate in an attractive specialized niche. Since June of 1998, we have completed more than a dozen significant acquisitions that have enhanced our practices. We intend to continue to selectively pursue strategic acquisitions. We seek to integrate acquisitions in a way that fosters organic growth and provides synergies or cross-practice growth opportunities. We also structure our acquisitions to ensure that key individuals from the acquired company are retained and integrated after the transaction is executed.

Our Services

Forensic/Litigation Consulting Practice. Our forensic accounting specialists work with companies faced with fraud, financial disclosure and accounting investigations, misstatements and malpractice issues. As perpetrators of fraud become more ingenious, the expertise required to unravel their schemes increases. We have a team of forensic accountants, certified fraud examiners and computer technicians who are experts in discovering and analyzing the most sophisticated ways to circumvent internal financial controls. We routinely assess complex financial transactions and reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of financial recoveries and settlements. We utilize sophisticated software tools to analyze and uncover important information from the computer systems used in the frauds. With our advanced search techniques and innovative methods, we are able to uncover valuable information that was considered lost, deleted or hidden. We also provide services relating to securities, regulatory and Sarbanes-Oxley investigations, and dispute advisory services. Our international risk and investigations group provides business intelligence and investigations, corporate investigations, litigation and dispute investigations and integrity advisory services by our team of former prosecutors, law enforcement and intelligence officials and forensic accountants and computer forensic specialists.

We develop and deliver creative solutions to litigation problems. As an innovator in digital graphic presentations, we have been one of the leaders in providing high-quality, cost-effective methods to prepare for and try cases. Our trial technology professionals have supported clients in the courtroom in some of the largest and most complex civil trials. Through the use of proprietary information technology, we have demonstrated our ability to help control litigation costs, expedite the trial process and provide our clients with the ability to readily organize and access case-related data. We prepare and enhance presentations and expert testimony on complex subjects, such as toxic torts, financial disputes and intellectual property resolutions. We have responded to the increasing demand for document management in cases involving thousands or even millions of pages of depositions, testimony and exhibits by developing document management and exhibit and trial preparation solutions that enable our clients to better focus on preparing for and trying cases. Our range of services for complex litigation matters includes visual communication consulting services; graphic exhibit design and production; customized database development and distribution; video deposition capture and transcript linking; management of designated trial exhibits; courtroom survey, design and configuration; on-site technical trial support; trial-specific hardware procurement and tracking; and secure extranet storage and distribution of data, documents, transcripts, videos and exhibits. We have developed a number of technology-based tools to assist our clients in managing complex litigation. TrialMax®, our comprehensive trial preparation software, enables a litigation team to easily store, annotate and display documents, computer graphics, video clips and digitized depositions in the courtroom. We employ an automated tool for handling trial data regardless of information source or data type.

Our experienced intellectual property professionals provide valuation, damage analyses and expert testimony services. They provide those services to a range of industries, including oil and gas, technology and consumer products. They perform financial analyses of intellectual property in licensing and royalty disputes, antitrust claims and other types of disputes. Our professionals employ industry research, statistical analysis, regression techniques, portfolio analysis and sophisticated financial modeling to support defensible, credible valuation and damage conclusions.

Our dispute settlement services help our clients mitigate the cost of, or avoid, litigation by evaluating claims and risks. These professionals coordinate business expertise with legal and technical analysis to develop cost-effective settlement strategies and implement mutually beneficial business resolutions.

We also provide asset tracing and other investigative services. We analyze corporate and personal records and electronic information, conduct interviews and evaluate related financial information to trace the flow of funds and locate assets that may have been misappropriated due to illegal or fraudulent activity. We use sophisticated software tools, advanced data mining and search techniques as well as databases to conduct asset searches for companies, government agencies and individuals. Our other investigatory capabilities and services include white collar defense investigations, complex commercial and financial investigations, asset searching and analysis, internal investigations, fraud investigations, Foreign Corrupt Practices Act investigations, image and reputation assessments, audit committee and special committee investigations and anti-money laundering investigations. We have provided investigative services in diverse cases involving misdirected or stolen assets, embezzlements and bank, healthcare, insurance, energy, telecommunications and bankruptcy frauds.

Corporate Finance/Restructuring Consulting Practice. Our corporate finance/restructuring consulting practice has regularly advised companies and creditors in some of the largest, most complex bankruptcy proceedings and out-of-court restructurings in the U.S. A number of factors affect demand for this practice’s services. These include:

•	the level of lending activity and over-leveraging of companies;

•	over-expansion by various businesses;

•	increases in merger and acquisition activity;

•	management problems; and

•	the general economy in the U.S. and abroad.

When we represent companies, we work with our client’s management. We assess the client’s financial condition and viability to structure and implement a business rehabilitation plan to manage the client’s cash flow to at least a break-even point. We help clients to identify any non-essential assets or business units that could be sold to generate cash for the client. We assist clients as they negotiate with their lenders to restructure their debt. If the client voluntarily files for bankruptcy or is involuntarily forced into bankruptcy, we have the expertise to manage the entire bankruptcy process, including structuring, negotiating with creditors and implementing the plan of reorganization. We also provide expert testimony in bankruptcy and restructuring proceedings on such issues as business unit valuation and economic loss. When we represent creditors, we seek to maximize amounts owed to them by the debtor, whether in an out-of-court workout or bankruptcy. In a workout engagement, we evaluate and monitor the quality and value of the collateral and any other assets available to the creditor, analyze the debtor’s business plan and underlying cash flow projections and assess the adequacy of the debtor’s financial reporting systems. Based on our analysis, we assess the debtor’s viability and develop and evaluate restructuring plans. If we conclude that an out-of-court workout is not feasible, we assist the creditors in deciding whether to provide debtor-in-possession financing, in working through the bankruptcy process, and in structuring and evaluating various reorganization plan alternatives. Demand for some of our corporate finance/restructuring services declined in 2006 primarily as a result of general economic conditions, including the strengthening of the economy, the availability of credit, low interest rates, fewer mergers and acquisitions and fewer large bankruptcy proceedings. We have been able to offset a portion of the effects of that decline by increasing our middle market bankruptcy, restructuring, workout and transaction advisory engagements, diversifying our engagements and utilizing our professionals across practices.

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

We have extensive experience in crisis management, negotiations of complex mergers, acquisitions and capital restructurings, as well as the liquidation of surplus assets. We have regularly provided our corporate financing, turnaround, restructuring, bankruptcy and related consulting services to the largest banks in the United States, including Citigroup, Inc., Bank of America, N.A. and JP Morgan Chase Bank. We have been involved in many of the largest bankruptcy proceedings and out-of-court restructurings in the United States.

Our lender and transactional support services assist lenders and other institutional clients in performing financial due diligence for loans, acquisitions and other transactions.

Economic Consulting Practice. Our economic consulting practice provides sophisticated economic analyses of issues arising in mergers and acquisitions, intellectual property, collusion and price fixing, antitrust and anticompetition and complex commercial and securities litigation. Our statistical and economic experts use complex quantitative techniques and modeling to help companies evaluate issues such as the economic impact of deregulation on a particular industry, the amount of commercial damages suffered by a business as a result of a tort or a breach of contract, the value of a business, the competitive effects of a proposed transaction or regulation, class certification and claims made in complex commercial and securities litigation. We also work with clients to develop business strategy and tactics on an ongoing basis to address these, as well as, other economic issues. We have deep industry experience in areas such as telecommunications, media and entertainment, intellectual property valuation, energy, transportation, healthcare and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, merger and acquisition effects, intellectual property disputes, antitrust and anticompetition cases, regulatory proceedings and business valuations.

Technology Practice. Our technology practice provides products, services and consulting to law firms, corporations and government agencies worldwide. Our principal business focuses on the collection, preservation, review and production of electronically stored information, or ESI. ESI can include e-mail, computer files, voicemail, instant messaging or transactional data stored on a computer. Our technology professionals combine industry leading software tools and domain experience to help our clients manage this information in a variety of litigation, investigation and arbitration related activities. Prior to 2006, we operated our technology practice as part of our forensic/litigation consulting practice.

Our technology practice is one of the few organizations capable of assisting the largest corporations, law firms and government agencies with end-to-end ESI related services.

Before a litigation or investigation matter is initiated, our electronic evidence consultants advise clients in all aspects of data preservation, information security and litigation readiness. Our financial systems and complex data teams provide expertise to clients regarding transactional data systems including online analytical processing and financial systems analysis.

Once a legal or investigative matter is underway we provide clients a single source for data collection, processing, review and production of ESI data. Our collection experts regularly travel to locations around the world to collect ESI data from client systems in a forensically sound and secure manner. Our processing team performs a variety of extraction, culling and search related operations to remove erroneous or duplicative data and prepare it for further review. Our analytics team provides clients with tools and services to help them sift rapidly through data and locate critical e-mails and files, frequently in response to government investigations and requests. Our repository services team provides a highly scalable, online litigation review environment using our Ringtail product suite for clients to review, code and produce ESI information from anywhere with an Internet connection.

We deliver our Ringtail product suite by way of a monthly “software-as-a-service” model, as well as licensing our Ringtail product suite directly to clients for installation within their own environments. The Ringtail product suite is one of the few products on the market that allows clients this flexibility.

Strategic and Financial Communications Consulting Practice. Our strategic and financial communications consulting practice, formed by our acquisition of FD, provides the following four service offerings: financial communications, brand communications, public affairs and issues management, and business consulting.

Our financial communications services are involved with the event-driven capital markets. These communications service offerings include strategic boardroom advice, financial calendar support, mergers and acquisitions transactions, investor relations, financial and business media relations, capital market intelligence, initial public offerings, debt markets, corporate restructuring, proxy solicitation, corporate governance, corporate social responsibility advice and regulatory communications.

We provide creative brand communications services to build consumer and business-to-business brands. Our communication service offerings include strategic marketing advice, business-to-business marketing consultancy, media relations, brand consultancy and repositioning, qualitative and quantitative research, sponsorship consultancy, thought leadership consultancy, launch and event management, strategy and event management and consumer communications.

We provide public affairs and issues management services to help shape messages to policymakers and respond to crisis situations. Our public affairs services include political intelligence, policy formation, political and media campaigns, third party and coalition mobilization, state aid, monopoly and anti-trust regulatory affairs. Our issues management services include business continuity planning, crisis communications planning, crisis handling, media relations, reputation rehabilitation and simulation exercises.

Our dedicated business consulting services teams provide strategic advice and solve business problems by utilizing world-class research and methodologies. The consulting services offered include corporate strategy, growth strategy, cost management, mergers and acquisitions, organization, performance improvement, private equity and revenue enhancement.

Significant Acquisitions Completed in 2006

FD International (Holdings) Limited. As of October 4, 2006, we completed our acquisition of approximately 97% of the share capital of FD, a global strategic business and financial communications consulting firm headquartered in London. In February 2007, we acquired the remaining 3% of FD’s share capital that was outstanding. We believe FD is a world leading provider of strategic business and financial communications consulting services for major international corporations. FD has a leading position in its core service offerings and a successful track record. Distinct from other strategic and financial communications consultancies, FD has developed a unique, integrated offering that incorporates a broad scope of services, diverse sector coverage and global reach. This allows FD to advise clients from almost every major business center in the world on strategic and financial communications issues. In addition, FD has won numerous accolades in recent years, including the 2006 International Consultancy of the Year award from PRWeek, a leading trade publication for the public relations and communications industry. The acquisition of FD is consistent with our strategy as it drives growth for our business and provides substantial cross-selling opportunities. FD diversifies our business into a new consulting area. We believe we already have the largest restructuring practice and one of the largest economic consulting and forensic/litigation practices in the U.S. and now also believe we have one of the largest strategic and financial communication consulting practices in the world. As we continue to expand globally, FD’s relationships will be very significant for our other consulting practice areas. Similarly, while successful, FD currently has a relatively narrow penetration into the U.S. corporate market which we believe will be a key area for future growth as we leverage our existing U.S. client relationships. With the acquisition of FD, we achieve an important strategic objective of further expanding internationally. The acquisition also contributes to our cross-border execution capabilities and establishes a stronger U.K. presence in a region where, historically, our start-up expenses have been a burden to financial performance.

Competition Policy Associates, Inc. As of January 6, 2006, we completed our acquisition of all the outstanding common stock of Competition Policy Associates, Inc., or Compass, and the related assets from the stockholders of Compass. Compass is a top competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim.

Senior Managing Director Incentive Compensation Program and Employment Terms

Our employment arrangements with our senior managing directors range from at will employment arrangements that include restrictions on post-employment competition and solicitation of our clients and employees to long-term written employment agreements. Currently, expirations of employment agreements are concentrated in years 2008 and 2009 because of the timing of our acquisitions and our 2004 initiative to enter into written agreements with our senior professionals. In addition, there is a concentration of expirations in years 2011 and 2012 because of our current initiative to renegotiate long-term employment arrangements with certain senior managing directors who have been designated as participants in our senior managing director incentive compensation program, or IC Program, which is discussed below.

The employment arrangements extended to new employees in connection with acquisitions and new hires of senior professionals at the senior managing director level or higher generally provide for fixed salary, participation in incentive payment programs (which in some cases may be based on financial measures such as earnings before interest, income taxes, depreciation of property and equipment and amortization of other intangible assets, or EBITDA) and a long term equity incentive in the form of stock options or restricted stock. They also entitle the professional to participate in our benefit plans. In many cases, we extend forgivable unsecured loans to professionals, provided they are not executive officers, in lieu of paying cash signing bonuses. We believe that the loan arrangements (which require repayment in full if the employee’s employment terminates on certain events prior to his contract’s expiration date) enhance our ability to attract and retain senior professionals.

Our employment arrangements with professionals at the senior managing director level or higher generally provide for salary continuation benefits, accrued bonuses and other benefits beyond the termination date if the professional leaves our employ for certain reasons prior to the agreement’s expiration date. The length and amount of payments to be paid by us, following the termination or resignation of a professional who is a party to a long-term employment agreement, varies depending on whether such person resigned or was terminated with cause or good reason, resigned or was terminated without cause or good reason, died or became disabled, or was terminated as a result of a change of control. Such employment agreements contain non-competition and non-solicitation covenants, which under various circumstances, may extend beyond the expiration or termination date depending upon the reason for such termination. Under such non-competition covenants, the professional generally agrees not to offer or perform consulting services of the type performed during his employment, directly, or indirectly through another person or entity, in competition with us, within specified geographic areas, subject, in some cases, to certain exceptions. Generally, such professionals also agree not to solicit business regarding any case, matter or client upon which such professional worked on our behalf, or to solicit, hire, or influence the departure of, any of our employees, consultants or independent contractors. Under the general terms of his or her long-term employment agreement, the professionals also agree to maintain the confidentiality of our proprietary information and affirm that we are the owners of copyrights, trade marks, patents and inventions developed during the course of employment.

In 2006, we began to renegotiate new long-term employment agreements with certain key senior managing directors. In connection with those discussions, we offer certain designated senior managing directors the opportunity to participate in all or a portion of the benefits under our IC Program that includes cash, in the form of an unsecured general recourse forgivable loan, and significant additional payments upon the execution and during the term of such employment agreement in the form of stock options and restricted stock awards or, alternatively, cash equivalents if we do not have adequate equity securities available under stockholder approved equity plans. The new employment agreements entered into in 2006 with senior managing directors in our corporate finance/restructuring consulting practice who are participating in this program will expire in 2011, which means that we could face similar retention issues at the end of the terms of those agreements. The new employment agreements entered into in January 2007 with senior managing directors in our forensic/litigation consulting and technology practices who are participating in this program will expire in 2012. In an effort to reduce this risk, we have included a renewal provision in most of the new employment agreements; providing that, the agreement will renew for one year, from year to year, beginning at the end of their initial terms unless either party provides written notice of non-renewal to the other party at least ninety (90) days prior to the date of the expiration of the initial term or any extended term. We may designate additional participants in the IC Program in 2007 and later years that could add to the concentration of expirations in 2012 or result in concentrations of expiration dates in other years. There is no assurance we will enter into new long-term employment agreements with other senior managing directors, although that is our intention.

In 2006, we issued significant amounts of unsecured forgivable loans to senior managing directors (including senior managing directors and consulting practice leaders who were admitted into our IC Program in 2006) and other key professionals. We expect to continue issuing significant amounts of unsecured forgivable loans as part of our compensation package to attract and retain our professionals. Some or all of the principal amount and accrued interest of the loans we make to employees could be forgivable by us upon the passage of time, while complying with contractual requirements, or certain other events, such as death or disability or termination by us without cause or by the employee with good reason. During 2006, we granted stock options to purchase an aggregate of 685,000 shares of our common stock and awarded 99,500 shares of restricted stock to the senior managing directors in our corporate finance/restructuring consulting practice participating in the IC Program. In January 2007, we granted stock options to purchase an aggregate of 695,000 shares of our common stock and 133,000 shares of restricted stock to the senior managing directors in our forensic/litigation consulting and technology practices participating in the IC Program. Additional stock option and restricted stock awards will be granted to senior managing directors in our corporate finance/restructuring consulting practice participating in the IC Program in 2007, which awards, while not yet final, will be significant.

Marketing and Sales

We rely primarily on our senior professionals to identify and pursue business opportunities. Referrals from clients, law firms and other intermediaries and our reputation from prior engagements are also key factors in securing new business. Our professionals develop close working relationships with clients and often learn about new business opportunities from their frequent contacts with clients. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff new engagements. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them.

Clients

We provide services for a diverse group of clients, including global Fortune 500 companies, global law firms, global banks, local, state and federal governments and agencies in the United States and other countries throughout the world.

A substantial portion of our revenues are derived from repeat or referral business. No single client accounted for more than 5% of our 2006 revenues.

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

Some service providers are larger than we are and, on any given engagement, may have a competitive advantage over us with respect to one or more competitive factors. The smaller local or regional firms, while not offering the range of services we provide, often are able to provide the lowest price on a specific engagement because of their lower overhead costs and proximity to the engagement.

Patents, Licenses and Proprietary Information

We consider certain of our products and processes, including our TrialMax® comprehensive trial preparation software, proprietary and confidential. We consider the Ringtail™ Casebook and Ringtail Legal™ software and the other technologies and software that we acquired in connection with the Ringtail transaction to be proprietary and confidential. We believe that our non-patented software and intellectual property, particularly some of our process software and intellectual property, is important to our forensic/litigation and technology practices. We rely upon non-disclosure agreements and contractual agreements and a system of internal controls, including, confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information.

Employees

As of December 31, 2006, we had 2,079 total employees, including 1,596 revenue-generating professionals. As of December 31, 2006, we had operations across 29 U.S. cities as well as the U.K., Ireland, France, Russia, Australia, Hong Kong, China, Singapore, Japan, United Arab Emirates and South Africa. We also engage independent contractors to supplement our professionals on client engagements as needed. Most of our professionals have many years of experience in their field of practice, and many are well recognized for their expertise and experience. None of our employees are subject to collective bargaining contracts or represented by a union. We believe our relationship with our employees is good.

Corporate Information

FTI Consulting, Inc. is a Maryland corporation. We are a publicly traded company with common stock listed on the New York Stock Exchange, or NYSE, under the symbol “FCN.”

Our executive offices are located at 500 East Pratt Street, Suite 1400, Baltimore, Maryland 21202. Our telephone number is (410) 951-4800. Our website is www.fticonsulting.com.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 E Street, NE Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, on or through our website, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information posted on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act.

ITEM 1A.	RISK FACTORS

All of the following risks could materially and adversely affect our business, financial condition or results of operations In addition to the risks below, other risks and uncertainties not known to us or that we currently consider immaterial may also materially adversely affect our business operations.

Our failure to retain qualified professionals or hire additional qualified professionals would have a negative effect on our future growth and financial performance as well as on client engagements, services and relationships.

Our business involves the delivery of professional forensic/litigation, corporate finance/restructuring, economic consulting, technology services and strategic and financial communications consulting services. In the consulting business, professional acumen, trust and relationships are critical elements of a company’s ability to deliver high quality professional services. Our professionals have highly specialized skills. They also develop strong bonds with the clients they service. Our continued success depends upon our ability to attract and retain our staff of professionals who have expertise, reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals that we must employ to continue our service offerings. Our employment arrangements with our senior managing directors range from at will employment arrangements that include restrictions on post-employment competition and solicitation of our clients and employees to long-term written employment agreements. Currently, expirations of employment agreements are concentrated in years 2008 and 2009 because of the timing of our acquisitions and our 2004 initiative to enter into written agreements with our senior professionals. In addition, there are concentrations of expirations in years 2011 and 2012 because of our current initiative to renegotiate long term employment arrangements with certain senior managing directors who have been designated as participants in our senior managing director incentive compensation program, IC Program, which is discussed below. We monitor these contract expirations carefully to commence dialogues with professionals regarding their employment well in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the high concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements, or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become higher. We cannot assure that we will be able to attract and retain enough qualified professionals to maintain or expand our business. Moreover, competition has been increasing our costs of retaining or hiring qualified professionals, a trend which could harm our operating margins and results of operations.

In 2006, we renegotiated new long-term employment agreements with certain key senior managing directors in our corporate finance/restructuring consulting practice. In January 2007, we renegotiated new long-term employment agreements with certain key senior managing directors in our forensic/litigation consulting and technology practices. Certain designated senior managing directors have been given all or a portion of the benefits under our IC Program that includes cash, in the form of an unsecured general recourse forgivable loan, and significant additional payments upon the execution and during the term of such employment agreement in the form of stock options and restricted stock awards or, alternatively, cash equivalents if we do not have adequate equity securities available under stockholder approved equity plans. Most of the new employment agreements entered into in 2006 will expire in 2011 and most of the new employment agreements entered into in January 2007 will expire in 2012. This means that we could face similar retention issues at the end of the terms of those agreements. In an effort to reduce this risk, we have included a renewal provision in most of the new employment agreements providing that the agreements will renew for one year from year-to-year beginning at the end of their initial terms unless either party provides written notice of non-renewal to the other party at least ninety (90) days prior to the date of the expiration of the initial term or any extended term. We may extend the SMD compensation program to other participants in certain of our other consulting practices in 2007 or beyond, which could result in a concentration of employment agreements other years. While we hope that we enter into new long-term employment agreements with a significant number of senior managing directors, there is no assurance we will be able to do so. In 2006, we issued unsecured forgivable loans and refundable signing bonuses to senior managing directors (including senior managing directors and practice leaders who were admitted into our IC Program in 2006) and other key professionals in the aggregate principal amount of about $42 million. In January and February 2007, we made additional unsecured forgivable loans to senior managing directors (including participants in the IC Program) and other senior managing directors and key professionals in the aggregate principal amount of $26.6 million. We expect to continue to include unsecured forgivable loans in compensation packages to recruit and retain our professionals. Some or all of the principal amount and accrued interest of the loans we make to employees could be forgivable by us upon the passage of time, while complying with contractual requirements, or certain other events, such as death or disability or termination by us without cause or by the employee with good reason. As of December 31, 2006, substantial stock option and restricted stock awards have been granted to participants pursuant to the IC Program, and in 2007, additional equity awards will be significant.

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

We follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, practices and professionals. For example, we generally will not represent parties adverse to each other in the same matter. Under bankruptcy rules, we generally may not represent both a debtor and its creditors in the same proceeding. Under federal bankruptcy laws, we are required to notify the U.S. Trustee of real or potential conflicts. The U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential changes in our status as a disinterested party, and order us to resign, which could result in disgorgement of fees. Acquisitions may result in us resigning from a current client engagement because of relationship issues that are not currently identifiable. In addition, businesses that we acquire may not be free to accept engagements they could have accepted prior to our acquiring them because of relationship issues. Our inability to accept engagements from clients or prospective clients, represent multiple clients in connection with the same or competitive engagements, and any requirement that we resign from client engagements may negatively impact our revenues, revenue growth and results of operations.

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

Our profitability could suffer if we are not able to manage utilization and pricing rates of our professional staff.

We calculate the utilization rate for our professional staff by dividing the number of hours that our professionals worked on client assignments during a period by the total available working hours for our professionals, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays. The hourly rates we charge our clients for our services and the number of hours our professionals are able to charge our clients for our services are affected by the level of expertise and experience of the professionals working on a particular engagement and, to a lesser extent, the pricing and staffing policies of our competitors. If we fail to manage our utilization rates for our professionals or maintain or increase the hourly rates we charge our clients for our services, we may experience adverse consequences, such as non-revenue-generating professionals, the loss of clients and engagements and the inability to appropriately staff engagements and our profitability will suffer. As we have expanded our business offerings and the mix of business has changed, utilization was a less meaningful measure of productivity and profitability for 2006, particularly with respect to our technology and strategic and financial communications consulting practices, which do not bill a substantial amount of their business on an hourly basis.

Utilization of our professionals is affected by a number of factors, some of which are not within our control, including general economic conditions, the number, size and timing of client engagements, our ability to forecast demand for our services and maintain an appropriate level of professionals, ability to utilize professionals across practices, acquisitions and the hiring of new professionals and staff vacations. Utilization in our corporate finance/restructuring consulting practice has declined since 2005 due to a decrease in the number and size of its bankruptcy cases and decline in demand for certain of its services resulting from the strengthening of the economy, the availability of credit, low interest rates, fewer mergers and acquisitions and fewer large bankruptcy proceedings. Other factors contributing to the decline in utilization rates in that practice included upfront hiring for expansion into the U.K. without an associated book of business.

We may have difficulty integrating the operations of FD. Should we fail to integrate FD’s operations, our results of operations and profitability could be negatively impacted.

As of October 4, 2006, we acquired FD. FD is a corporation organized under the laws of England and Wales and it has subsidiaries organized under the laws of other non-U.S. jurisdictions as well as the U.S. We may not be successful in integrating the operations of FD and the combined company may not perform as we expect. Some of the integration challenges we face include differences in corporate culture and management styles, additional or conflicting governmental regulations, preparation of the FD operations for compliance with the Sarbanes-Oxley Act of 2002, financial reporting that is not in compliance with U.S. generally accepted accounting principles, or U.S. GAAP, disparate company policies and practices, client relationship issues and retention of key FD officers and personnel. In addition, management may be required to devote a considerable amount of time to the integration process, which could decrease the amount of time they have to manage FTI. We cannot assure that we will successfully or cost-effectively integrate FD’s operations. The failure to do so could have a negative effect on results of operations or profitability. The process of integrating operations could cause some interruption of, or the loss of momentum in, the activities of one or more of our or FD’s businesses.

FD represents a strategically aligned, but different line of business that we do not have experience in operating.

While we believe that FD is strategically aligned with our current line of business, the success factors for effectively competing for and executing strategic and financial communications consulting engagements are different than those required for our other businesses. FD’s professionals have different backgrounds and skill sets. Strategic and financial communications solutions may be more creative than our other services, thereby making an objective assessment of quality of service challenging and different from most of our service offerings. We may have greater challenges in assisting or arbitrating in difficult client matters. We may not have existing relationships with many of FD’s clients, we may not have relationships with other international prospects for FD. In addition, FD, outside of the U.S., does not manage its business or bill its clients based on hours and rates like FTI, but rather runs on the basis of teams that have revenue and profitability objectives, and a substantial portion of FD’s revenues are generated through retainers. We may have difficulty identifying emerging problems or opportunities due to this different model, which could negatively impact our business prospects and results of operations.

Our international operations create special risks.

Particularly as a result of acquisitions in 2006, we operated in 11 countries besides the U.S. We expect to continue our international expansion, and our international revenues are expected to account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

•	cultural and language differences;

•	limited “brand” recognition for FTI in non-U.S. markets;

•	employment laws and related factors that could result in lower utilization and cyclical fluctuations of utilization and revenues;

•	currency fluctuations that adversely affect our financial position and operating results;

•	burdensome regulatory requirements and other barriers to conducting business;

•	greater difficulties in collecting accounts receivable;

•	greater difficulties in managing and staffing foreign operations;

•	longer sales cycles;

•	restrictions on the repatriation of earnings;

•	differing accounting principles and standards;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	different or less stable political and economic environments; and

•	civil disturbances or other catastrophic events that reduce business activity.

If we are not able to quickly adapt to our new markets, our business prospects and results of operations could be negatively impacted.

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

The market for our consulting services is highly competitive. Our competitors range from large organizations, such as the national accounting firms and the large management consulting companies that offer a broad range of consulting services, to small firms and independent contractors that provide one specialized service. Some of our competitors have significantly more financial resources, larger professional staffs and greater brand recognition than we do. Since our business depends in a large part on professional relationships, our business has low barriers of entry for professionals wanting to start their own firms. In addition, it is relatively easy for professionals to change employers. We cannot assure we will continue to compete successfully for new business opportunities or retain our existing clients or professional employees.

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire as well as non-competition agreements from senior managers and professionals. In some cases we enter into non-competition or non-solicitation arrangements generally with sellers. We cannot assure any one or more of the parties from whom we acquire assets or a business who do not join us, or persons who join us upon expiration or breach of their agreements not to compete or solicit, will not compete with us in the future. Also, the duration of those agreements are limited ranging from three to eight years after the acquisition date. Certain activities may be carved out of or otherwise may not be prohibited by those arrangements. Also, in some cases we may agree to restraints on our ability to compete with the sellers of those businesses with respect to certain practice areas or locations. Competition may harm our expected revenue growth and results of operations and cause the actual profitability of a business to differ materially from our expectations and the expectations of the investing public.

We may have difficulty integrating our acquisitions, or convincing clients to allow assignment of their engagements to us, with a consequent detrimental effect on our financial results.

The process of managing and integrating our future acquisitions into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and expansion of our existing business. To the extent that we have miscalculated our ability to integrate and properly manage any or all of our acquisitions, we may have difficulty in achieving our operating and strategic objectives. A substantial amount of our growth has been due to acquisitions. In 2006, we completed our acquisition of Competition Policy Associates, Inc., which we refer to as Compass. Compass is one of the top competition economics consulting firms in the world, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim. This acquisition has been substantially integrated within FTI.

As of October 4, 2006, we acquired substantially all of the share capital of FD. Based in London, FD is one of the world’s largest business and financial communications consultancies and provides a comprehensive range of solutions critical to today’s corporate boardroom. We also have made smaller acquisitions during 2005 and 2006. We may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions or any other acquisition. If we fail to integrate their operations, our results of operations and profitability could be negatively impacted.

Further, acquisitions may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;

•	additional or conflicting government regulation;

•	disparate company polices and practices;

•	client relationship issues;

•	diversion of our management’s time, attention, and resources;

•	decreased utilization during the integration process

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities, including convertible debt securities to finance acquisitions;

•	the assumption of legal liabilities;

•	amortization of acquired intangible assets; and

•	potential write-offs related to the impairment of goodwill.

Substantially all of our acquisitions, other than FD and Compass, have been structured as asset transactions. Asset transactions generally necessitate receipt of third party consents to assign client engagements. All clients might not affirmatively consent to an assignment. In addition, in some cases there are no written client contracts memorializing an engagement. Such engagements will only continue at the pleasure of those clients. In certain cases, such as government contracts and bankruptcy engagements, the consents of clients cannot be solicited until after the acquisition has closed. Further, such contracts may be subject to security clearance requirements or bidding provisions with which we might not be able to comply. There is no assurance that local, state and federal governments will agree to novate their contracts to us. In addition, in an engagement that involves a bankruptcy case, we must make a filing with the applicable U.S. Trustee, at which time such U.S. Trustee may find that we are no longer disinterested. In connection with such bankruptcy cases, we may be required to resign and to refund fees collected in connection with those engagements. We could be responsible for returning fees even if they were not paid to us, but rather to the company from whom we acquired the business. In some cases, we may not have legal recourse to demand that the seller of the business reimburse us.

In addition to the integration challenges mentioned above, our acquisitions of non-U.S. companies, including FD, offer unique integration challenges relating to non-U.S. GAAP financial reporting, foreign laws and governmental regulations, and other factors some of which have been discussed above in the discussion regarding the difficulties we may face integrating the operations of FD and operating globally.

Our corporate finance/restructuring consulting practice has an increased risk of fee non-payment.

Many of our clients have engaged us because they are experiencing financial distress. We recognize that these clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant amount of our corporate finance/restructuring consulting practice. In the cases that we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. We are not always able to obtain retainers from clients in bankruptcy as the bankruptcy court must approve our retainers for those clients. Even if a bankruptcy court approves our retainer or engagement, a bankruptcy court has the discretion to require us to return all, or a portion of, our fees. Therefore, we face the risk of non-payment, which can result in write-offs. More write-offs than we expect in any period would have a negative impact on our results of operations.

If the size, complexity and number of debt defaults, bankruptcy or restructuring actions or other factors affecting demand for our corporate finance/restructuring services declines, or if economic, legal, regulatory or other conditions beyond our control result in a reduced demand for our corporate finance/restructuring, forensic/litigation, economic, technology, strategic and financial communications consulting and other services, our revenues and profitability could suffer.

Our corporate finance/restructuring consulting practice provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. A number of factors outside of our control affect demand for our services. These include:

•	the availability and level of lending activity, interest rates and over-leveraging of companies;

•	over-expansion by various businesses;

•	merger and acquisition activity;

•	management problems;

•	governmental regulations; and

•	other general economic factors resulting in the decline in the economy in the U.S.

We have also seen a decline of the mega-bankruptcy cases, resulting in a greater portion of our business being comprised of engagements relating to bankruptcy and restructuring matters involving mid-size companies, primarily as a result of general economic conditions, including the strengthening of the economy, the availability of credit and low interest rates. In our experience, mid-size bankruptcy and restructuring engagements are more susceptible to cyclical factors such as holidays and vacations. The shift to mid-size engagements could result in lower utilization, especially during the third and fourth quarters of any year due to these factors. Declines in demand for our restructuring, turnaround and bankruptcy services as well as smaller engagements could result in lower revenues and decrease our overall profitability. Our other practices, including forensic/litigation consulting, economic consulting, technology and strategic and financial communications consulting, are also driven by crisis situations that affect companies but which are outside of our control. We are not able to predict the effect future events or changes to the U.S. or global business environment could have on our operations. Changes to any of the factors described above as well as other events, including by way of example, tort reform, changes to laws and regulations, including recent changes to the bankruptcy code, decline in government enforcement, and alternative dispute resolution practices, or a decline in litigation, and declines in monetary damages or remedies that are sought, may have an adverse effect on one or more of our businesses.

If we fail to find suitable acquisition candidates, or if we are unable to take advantage of opportunistic acquisition situations, our ability to expand may be curtailed.

The number of suitable acquisition candidates may decline if the competition for acquisition candidates increases or the cost of acquiring acquisition candidates becomes too expensive. As a result, we may be unable to make acquisitions or be forced to pay more or agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, borrowing capacity under our amended and restated senior secured credit facility or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. We cannot assure, however, that we will be able to obtain financing when we need it or on terms acceptable to us. In any case, we may be unable to grow our business or expand our service offerings as quickly as we have in the past and our profitability may decline.

We may not manage our growth effectively, and our profitability may suffer.

We have experienced rapid growth in recent years. This rapid expansion of our business may strain our management team, human resources and information systems. We cannot assure that we can successfully manage the integration of any businesses we may acquire or that they will result in the financial, operational and other benefits that we anticipate. To manage our growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. Such expansion may result in significant expenditures. If we fail to add qualified managers and employees or manage our growth effectively, our business, results of operations and financial condition may be harmed.

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

We are subject to the Foreign Corrupt Practices Act and certain related laws, which generally prohibit U.S. companies from engaging in bribery of, or other prohibited payments to, foreign officials for the purpose of obtaining or retaining business. FD conducted substantial business outside of the U.S. prior to our acquisition of FD in October 2006. Corruption, bribery, pay-offs, and other fraudulent practices involving foreign officials occur from time-to-time in the markets in which FD operated and in which we now operate. We are currently not aware of any violations of the Foreign Corrupt Practices Act by our employees and agents, including employees and agents of FD prior to the October 2006 acquisition of FD. However, there is no assurance that employees and agents have not engaged and will not engage in misconduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe monetary penalties and other legal consequences that may have a material adverse effect on our business, properties, prospects, financial condition and results of operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.

We have a significant amount of indebtedness. As of December 31, 2006, we had total indebtedness of $570.4 million and an additional $150.0 million of revolving availability under our senior secured credit facility senior secured credit facility, subject to $9.3 million of outstanding letters of credit.

Our substantial indebtedness could have important consequences. For example, it could:

•

make it more difficult to satisfy our other financial obligations, including our obligations with respect to our 7 5/8% senior notes due 2013, 3 3/4% senior subordinated convertible notes due 2012 and 7 3/4% senior notes due 2016, collectively our notes;

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

In addition, our notes and senior secured bank credit facility contain restrictive covenants that limit our ability to engage in activities that may be in our best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facility and the indentures governing our notes do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2006, we had an additional $150.0 million of revolving availability under our senior secured credit facility, subject to $9.3 million of outstanding letters of credit. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next few years.

We cannot assure, however, that our business will generate sufficient cash flows from operations, that anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our amended and restated senior secured credit facility or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness, including our amended and restated senior secured credit facility or the notes, on commercially reasonable terms or at all.

We may be required to pay substantial amounts in cash to holders of our convertible notes at the time of conversion prior to maturity.

Our 3 3/4% senior subordinated convertible notes, or convertible notes, will mature on July 15, 2012. In addition, we may be required to pay substantial amounts in cash to holders of our convertible notes prior to their stated maturity at the time of conversion. The indentures governing our senior notes generally allow for these payments, and our senior secured credit facility permits these payments in some, but not all, circumstances. Payments of our convertible notes upon conversion could be construed to be a prepayment of principal on subordinated debt, and our existing and future senior debt may prohibit us from making those payments, or may restrict our ability to do so by requiring that we satisfy certain covenants relating to the making of restricted payments. If we are unable to pay the conversion consideration, we could seek consent from our senior creditors to make the payment. If we are unable to obtain their consent, we could attempt to refinance the debt. If we were unable to obtain consent or refinance the debt, we would be prohibited from paying the cash portion of the conversion consideration, in which case we would have an event of default under the indenture governing our convertible notes. An event of default under the convertible note indenture most likely would constitute an event of default under the indentures governing our senior notes and senior secured credit facility.

The indenture governing the convertible notes provides that they are convertible only upon the occurrence of certain events. However, we generally will be unable to control timing of any conversion of the convertible notes. As a result of making cash payments on the convertible notes, we may not have sufficient cash to pay the principal of, or interest on, our other debt or fund our other cash needs. We may attempt to borrow under our senior secured credit facility to fund payments, but there can be no assurance that we will have sufficient availability under that or any successor facility or that our credit facility lenders will allow us to draw on that facility for the purpose of making payments on senior notes.

Our indebtedness is guaranteed by substantially all of our domestic subsidiaries and will be required to be guaranteed by future subsidiaries including those organized or that join us in connection with an acquisition.

Substantially all of our domestic subsidiaries guarantee our notes. They also guarantee our senior secured credit facility and their assets secure such indebtedness. Future subsidiaries formed or incorporated in the U.S., including those organized or acquired by us in connection with acquisitions, will be required to guarantee the notes and our senior secured bank debt and to pledge their assets as collateral for our senior secured credit facility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Under various leases expiring through August 2009, we lease about 44,000 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We lease about 10,600 square feet of office space for our executive offices located in Baltimore, Maryland under a lease expiring January 2016. We also lease offices to support our operations in 27 other cities across the U.S., including such cities as New York, Chicago, Denver, Houston, Dallas, Los Angeles, San Francisco and Washington, D.C., and to support our international locations in the U.K., Ireland, France, Russia, Australia, China, Hong Kong, Japan, Singapore, United Arab Emirates and South Africa. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings, such as intellectual property and securities litigation, the results are difficult to predict at all. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for consideration during the quarter ended December 31, 2006.

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

	2006		2005
	High	Low	High	Low
Quarter Ended
March 31	$29.77	$24.50	$21.95	$17.20
June 30	29.34	24.37	22.66	19.02
September 30	28.44	19.82	26.37	20.66
December 31	29.29	24.53	30.54	23.79

Number of Stockholders of Record. As of February 15, 2007, the number of record holders of our common stock was 363.

Dividends. We have not declared or paid any cash dividends on our common stock to date and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future because we intend to retain our earnings, if any, to finance the expansion of our business, make acquisitions and for general corporate purposes. Our senior secured credit facility and the indentures governing our senior notes restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2006. None of the plans have outstanding warrants or rights other than options, except for shares of restricted stock described in footnote (2) following the table. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in the table below excludes:

•	shares of common stock issued as direct restricted and unrestricted stock awards under our 1997 Stock Option Plan, as amended;

•	shares of common stock issued as direct restricted and unrestricted stock awards under our 2004 Long-Term Incentive Plan (As Amended and Restated April 27, 2006), as amended;

•	shares of common stock issued as direct restricted and unrestricted stock awards under our 2006 Global Long-Term Incentive Plan (As Amended and Restated Effective October 25, 2006); and

•	shares of common stock sold under our Employee Stock Purchase Plan, as amended.

	Equity Compensation Plan Information

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(in thousands)			(in thousands)
Equity compensation plans approved by our security holders	5,851	(1)	$23.25	4,902	(2)
Equity compensation plans not approved by our security holders	—		—	—

Total	5,851	(1)	$23.25	4,902	(2)

(1)	Includes 2,901,316 shares of common stock issuable upon vesting of outstanding stock options granted under our 1997 Stock Option Plan and 2,169,893 shares of common stock issuable upon vesting of outstanding stock options granted under our 2004 Long-Term Incentive Plan as amended, and 779,707 shares of common stock issuable upon vesting of outstanding stock options granted under our 2006 Global Long-Term Incentive Plan, as amended.
(2)	Includes (a) 97,419 shares of common stock available for issuance under our 1997 Stock Option Plan, as amended, as stock options or direct stock awards; (b) 271,223 shares of common stock available for issuance under our 2004 Long-Term Incentive Plan, as amended, including 73,116 shares of common stock available for direct stock awards; and (c) 2,532,793 shares of common stock available for issuance under our 2006 Global Long-Term Incentive Plan, as amended, including 912,500 shares of common stock available for direct stock awards; and (d) 2,000,000 shares of common stock available for issuance under our 2007 Employee Stock Purchase Plan.

Issuances of Unregistered Securities

Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2006 (in thousands except per share amounts).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
October 1 through October 31, 2006	6	$25.56	—	$33,456
November 1 through November 30, 2006	—	—	—	$33,456
December 1 through December 31, 2006	—	—	—	$33,456

Total	6		—

(1)	Represents 5,558 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)	In October 2003, our board of directors initially approved a share repurchase program under which we are authorized to purchase shares of our common stock. From time to time since then, our board has increased the amount of authorized share repurchases under the program. The board authorization of $50.0 million for 2006 expired as of December 31, 2006. On February 14, 2007, our board of directors reauthorized up to $50.0 million of stock purchases under the program through December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the year ended December 31, 2006 were audited by KPMG LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended December 31, 2005, 2004, 2003 and 2002 were audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the data below in conjunction with our consolidated financial statements, related notes and other financial information appearing in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Item 8. Financial Statements and Supplementary Data.”

Acquisitions

Our results of operations and financial position were impacted by our significant acquisition activities during 2002, 2003, 2005 and 2006. See note 3 to our consolidated financial statements for more information.

Share-Based Payments

Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective transition method under which prior period amounts are not restated for comparative purposes. In 2006, we began to recognize expense associated with all share-based awards based on the grant-date fair value of the awards. As a result of adopting Statement No. 123(R), our results of operations are different than they would have been if we had continued to account for share-based compensation under APB Opinion No. 25. See note 2 to our consolidated financial statements for the financial statement impact.

Revenues

In December 2005, we received a $22.5 million success fee in connection with the resolution of a legal case involving a bankrupt estate for which we served as fiduciary for several years. We used about $13 million of the proceeds to compensate professionals primarily in the corporate finance/restructuring consulting practice who participated in the assignment and to provide incentive compensation for other employees. This amount was recorded as accrued compensation in our consolidated balance sheet as of December 31, 2005.

Special Charges

Special charges primarily consist of severance and other contractual employee related costs associated with reductions in workforce. During the third quarter of 2006, we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular, we restructured our corporate finance U.K. operations and consolidated certain of our non-core practices in the United States, primarily through reductions in workforce. See “Item 7. Management’s Discussion and Analysis of Financial Condition—Results of Operations” for more information.

Discontinued Operations

In 2002, we committed to a plan to sell our applied sciences business which we sold in 2003. Because we eliminated the operations and cash flows of the business components comprising the applied sciences business from our ongoing operations as a result of the disposal transactions, and because we do not have any significant continuing involvement in the operations after the disposal transactions, we have presented the results of the applied sciences business operations as a discontinued operation for all periods prior to the sale.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
INCOME STATEMENT DATA
Revenues	$707,933	$539,545	$427,005	$375,695	$224,113
Direct cost of revenues	389,032	291,592	234,970	176,429	108,104
Selling, general and administrative expense	178,572	127,727	106,730	78,701	51,647
Special charges	22,972	—	—	3,060	—
Amortization of other intangible assets	11,175	6,534	6,836	3,680	1,033

Operating income	106,182	113,692	78,469	113,825	63,329
Interest and other expenses, net	(26,830)	(14,876)	(6,086)	(4,196)	(4,717)
Litigation settlement (losses) gains, net	(187)	(1,629)	1,672	—	—

Income from continuing operations, before income tax provision	79,165	97,187	74,055	109,629	58,612
Income tax provision	37,141	40,819	31,177	44,838	23,704

Income from continuing operations	42,024	56,368	42,878	64,791	34,908

Income from operations of discontinued operations, net of income tax provision (benefit)	—	—	—	1,649	3,145
Loss from sale of discontinued operations, net of income tax provision (benefit)	—	—	—	(6,971)	(891)

(Loss) income from discontinued operations	—	—	—	(5,322)	2,254

Net income	$42,024	$56,368	$42,878	$59,469	$37,162

Earnings per common share — basic
Income from continuing operations	$1.06	$1.38	$1.02	$1.58	$1.09

Net income	$1.06	$1.38	$1.02	$1.45	$1.16

Earnings per common share — diluted
Income from continuing operations	$1.04	$1.35	$1.01	$1.54	$1.02

Net income	$1.04	$1.35	$1.01	$1.41	$1.09

Weighted average number of common shares outstanding
Basic	39,741	40,947	42,099	40,925	32,031

Diluted	40,526	41,787	42,512	42,046	34,197

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$91,923	$153,383	$25,704	$5,765	$9,906
Working capital	116,490	193,208	60,241	14,933	13,778
Total assets	1,391,156	959,461	703,827	660,565	430,531
Long-term debt, including current portion and fair value hedge adjustments	570,358	348,431	105,000	121,250	97,833
Stockholders’ equity	565,100	454,269	496,154	455,156	267,975

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2006 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “—Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements.

Overview

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

Our forensic/litigation consulting practice provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and other trial support services. Specifically, we help clients assess complex financial transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of financial recoveries and settlements. Through the use of proprietary information technology, we have demonstrated our ability to help control litigation costs, expedite the trial process and provide our clients with the ability to readily organize and access case-related data. Our graphics services at trial and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court. Our international risk and investigations group provides business intelligence and investigations, corporate investigations, litigation and dispute investigations and integrity advisory services.

Our corporate finance/restructuring consulting practice assists underperforming companies as they make decisions to improve their financial condition and operations. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, such as interim management in turnaround situations, rightsizing infrastructure, assessing long-term viability, transaction advisory and business strategy consulting. We lead and manage the financial aspects of in-court restructuring processes by offering services that include an assessment of the impact of a bankruptcy filing on the client’s financial condition and operations. We also assist our clients in planning for a smooth transition into and out of bankruptcy, facilitating the sale of assets and arranging debtor-in-possession financing.

Through our economic consulting practice, we deliver sophisticated economic analysis and modeling of issues arising in mergers and acquisitions, antitrust and anticompetition and other complex commercial and securities litigation. Our services include providing advice and testimony related to:

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

Our technology practice provides products, services and consulting to law firms, corporations and government agencies worldwide. Our principal business focuses on the collection, preservation, review and production of electronically stored information, or ESI. ESI can include e-mail, computer files, voicemail, instant messaging or transactional data stored on a computer. Our technology professionals combine industry leading software tools and domain experience to help our clients manage this information in a variety of litigation, investigation and arbitration related activities. Our repository services team provides a highly scalable, online litigation review environment using our Ringtail product suite. Our Ringtail products are also directly licensed to clients. Prior to 2006, we operated our technology practice as part of our forensic/litigation consulting segment.

We manage FD which we acquired as of October 4, 2006, as our strategic and financial communications consulting practice. Through this segment we provide advice and consulting services related to financial communications, brand communications, public affairs and issues management, and business consulting. FD has a leading position in its core service offerings and a successful track record. Distinct from other strategic and financial communications consultancies, FD has developed a unique, integrated offering that incorporates a broad scope of services, diverse sector coverage and global reach. This allows FD to advise clients from almost every major business center in the world on strategic and financial communications issues. The financial communications service offerings are involved with the event-driven capital markets and include strategic boardroom advice, financial calendar support, mergers and acquisitions transactions, investor relations, financial and business media relations, capital market intelligence, initial public offerings, debt markets, corporate restructuring, proxy solicitation, corporate governance, corporate social responsibility advice and regulatory communications. The brand communications offerings provide creative services to build consumer and business-to-business brands. These communication service offerings include strategic marketing advice, business-to-business marketing consultancy, media relations, brand consultancy and repositioning, qualitative and quantitative research, sponsorship consultancy, thought leadership consultancy, launch and event management, strategy and event management and consumer communications. The public affairs and issues management service offerings help to shape messages to policymakers and respond to crisis situations. The services of public affairs include political intelligence, policy formation, political and media campaigns, third party and coalition mobilization, state aid, monopoly and anti-trust regulatory affairs. The services of issues management include business continuity planning, crisis communications planning, crisis handling, media relations, reputation rehabilitation and simulation exercises. Business consulting provides services through dedicated teams providing strategic advice and solving business problems by utilizing world-class research and methodologies. The consulting services offered include corporate strategy, growth strategy, cost management, mergers and acquisitions, organization, performance improvement, private equity and revenue enhancement.

Recent Events Affecting Our Operations. Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective transition method under which prior period amounts are not restated for comparative purposes. In 2006, we began to recognize expense in our income statement associated with all share-based awards based on the grant-date fair value of the awards. As a result of adopting Statement No. 123(R), our results of operations are different than they would have been if we had continued to account for share-based compensation under APB Opinion No. 25. If we had continued to account for share-based compensation under APB Opinion No. 25 then for the year ended December 31, 2006:

•	our income before income taxes would have been $11.1 million higher;

•	our net income would have been $8.1 million higher;

•	our basic earnings per share would have been $0.20 higher than our reported basic earnings per share of $1.06; and

•	our diluted earnings per share would have been $0.20 higher than our reported diluted earnings per share of $1.04.

As of December 31, 2006, there was $27.6 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 3.7 years as the options vest. See note 2 to our consolidated financial statements for more detailed information.

During 2006, we have entered into employment arrangements with 33 senior managing directors in our corporate finance/restructuring consulting practice. Most of these professionals signed employment agreements that cover an initial term of five years and include automatic one-year renewal options. The agreements provide for fixed salary and participation in compensation payment plans (for such practice, including incentive awards based on financial measures such as earnings before interest, income taxes, depreciation of property and equipment and amortization of other intangible assets, or EBITDA.) The employment agreements also provide for initial and periodic equity incentives in the form of stock options or restricted share-based awards. The initial grants of equity incentive awards generally vest over a six-year period. Periodic equity awards will, in most cases, vest over periods ranging from three to five years. In lieu of paying cash signing bonuses, we also extended unsecured general recourse forgivable loans to professionals, provided they were not executive officers. All or a portion of the loans may be forgiven in certain circumstances after the fifth year of service. We believe the loan arrangements enhance our ability to attract and retain senior professionals. The forgivable loans require repayment in full prior to the fifth year of service if the employee’s employment terminates, based on certain events specified in the agreement. If the employee’s employment terminates after the fifth year of service all or a portion of the principal amount of the loan and accrued interest could be forgiven. In connection with the employment arrangements we entered into with senior managing directors in our corporate finance/restructuring consulting practice during 2006:

•

we issued stock options to purchase a total of 685,000 shares of common stock at exercise prices equal to the fair market value of our common stock in each case as of the date that was the later of the date of approval by our Compensation Committee or the effective date of the new employment agreement entered into by the employee;

•	we issued 99,500 restricted share awards; and

•

we funded $22.9 million of forgivable loans provided to senior managing directors in the corporate finance/restructuring consulting practice who entered into new employment arrangements during the period.

During 2006, we issued additional unsecured forgivable loans and refundable signing bonuses to senior managing directors and other key professionals who are not participating in the IC Program totaling about $19 million.

In January 2006, we completed our acquisition of Competition Policy Associates, Inc., or Compass, that we operate within our economic consulting practice. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim. The total acquisition cost, net of post-closing adjustments, was about $72.7 million consisting of net cash and transaction costs of $47.3 million and 909,346 restricted shares of common stock valued at $25.4 million. We financed the cash portion of the purchase price from cash on hand. For each year ending between December 31, 2006 and December 31, 2013, the purchase agreement provides for:

•	additional consideration based on EBIT of the business unit (as defined in the purchase agreement);

•	the set aside of a percentage of EBIT of the business unit for each year to be used as incentive compensation to employees of and consultants to the business; and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $27.61.

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

These actions had the impact of reducing total headcount by 61, including 51 of our revenue-generating professionals. We reduced the number of revenue-generating professionals by 11 in our forensic/litigation consulting practice, by 21 in our corporate finance/restructuring consulting practice and by 19 in our economic consulting practice. We expect to make cash payments in connection with the reduction in workforce through 2008.

In October 2006, we completed the issuance and sale in a private placement of our 7 3/4% senior notes due 2016, generating net cash proceeds of $208 million after deducting fees and expenses and the initial purchasers’ discounts. Cash interest is payable semiannually beginning April 1, 2007 at a rate of 7.75% per year. We used the proceeds of these notes to fund the acquisition of FD.

In October 2006, we completed our acquisition of approximately 97% of the share capital of FD, a global strategic business and financial communications consulting firm headquartered in London. We formed our strategic and financial communications consulting practice with this acquisition. FD provides consulting services related to financial communications, brand communications, public affairs and issues management and strategy development. In February 2007, we acquired the remaining 3% of FD’s share capital that was outstanding. The total acquisition cost (including the cost of acquiring the remaining 3% of the share capital of FD that was outstanding) was about $261.5 million, including transaction costs. The total acquisition cost consists of approximately $225.9 million in cash, 1.2 million shares of our common stock valued at $28.7 million, loan notes payable to the certain sellers of FD shares in the aggregate principal amount of $6.9 million and deferred purchase obligations. We funded the cash portion of the purchase price through the issuance of $215.0 million of senior notes and borrowings of $40.0 million under our amended and restated senior secured credit facility. For the year ended December 31, 2006 and each year ending December 31, 2007 through December 31, 2010, former shareholders of FD who elected the earnout option will qualify for:

•	additional consideration based on earnings before interest, taxes and amortization, or EBITA, of the business unit (as defined in the offer to purchase); and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $22.26 per share.

As of December 31, 2006, we accrued $13.5 million of contingent consideration related to this earnout.

The three principal executive officers of FD have entered into contracts of employment with FTI that contain covenants not to compete with FD for a 12 month period following termination of employment. The three principal FD executives also have been awarded stock options to purchase shares of our common stock and restricted shares of our common stock. We also entered into restricted stock agreements with the former FD shareholders who elected the earn out option who have agreed not to sell, transfer, assign, pledge or otherwise dispose of the shares of common stock after the closing. The contractual restrictions on transfer will lapse as to all restricted shares issued as consideration for the purchase of their capital shares of FD on September 31, 2009, except that after September 30, 2007 senior management of FD, in its discretion, may waive the restrictions with respect to all or a portion of a holder’s restricted shares and the restrictions will lapse immediately upon death or a change in control of FTI. If a forfeiture event (as defined in the offer to purchase) occurs any restrictions on the shares of our common stock then held by such holder will be extended to September 30, 2013.

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

In February 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail business. Ringtail is a developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. The assets we acquired include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. The purchase agreement provides for additional annual consideration based upon post-acquisition revenues for each of the years from 2005 through 2007. The earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. Through December 31, 2006, we have recorded a total of $5.0 million of cash contingent consideration as additional goodwill.

In May 2005, we acquired substantially all of the assets and assumed certain liabilities of Cambio Health Solutions, based in Nashville, Tennessee. Cambio is a leading provider of change management solutions for hospital and health systems. It provides strategic, operational and turnaround management consulting services to improve the operational efficiency and financial performance of its clients. Cambio’s clients include academic medical centers, integrated delivery systems, stand-alone community hospitals, investor-owned hospitals and special medical facilities. Cambio operates as part of our corporate finance/restructuring consulting practice.

In August 2005, we completed the issuance and sale of $200.0 million in principal amount of 7 5/8% senior notes due 2013 and $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We generated net proceeds of $338 million after deducting fees and expenses and the initial purchasers’ discounts. We used $142.5 million of the net proceeds to repay all outstanding term loan indebtedness under our senior secured credit facility and $125.4 million of the net proceeds to repurchase shares of our common stock through a combination of direct share repurchases, an accelerated stock buyback program and open market purchases.

In December 2005, we received a $22.5 million success fee in connection with the resolution of a legal case involving a bankrupt estate for which we served as fiduciary for several years. The case had proceeded for over eight years and came to us as part of an acquisition in 2002. The case was resolved when the defendant did not file for an appeal in November 2005, which could have extended the case indefinitely. We used about $13 million of the proceeds to compensate professionals in the corporate finance/restructuring consulting practice who participated in the assignment and to provide incentive compensation for other employees. This amount was recorded as accrued compensation in our consolidated balance sheet as of December 31, 2005.

Financial and Operating Overview. We derived substantially all of our revenues from providing professional services to our clients in the United States. Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and also from our ability to attract new and recurring engagements. As a result of our acquisition of FD, a larger percentage of our revenues will be generated from services we provide outside of the U.S.

Most of our services are rendered under time-and-expense arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. Under this arrangement we also bill our clients for reimbursable expenses which may include the cost of producing our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We also render services where the client is required to pay us a fixed monthly fee. These arrangements are generally short-term in nature and are cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our technology practice, clients may also be billed based on the amount of data stored on our electronic systems or on the number of pages processed. The technology practice also derives revenues from licensing our Ringtail products directly to clients for installation within their own environments.

During the year ended December 31, 2006, our revenues increased $168.4 million, or 31.2%, as compared to the year ended December 31, 2005. Revenues increased in each of our operating segments during 2006 as compared to 2005. This growth is primarily attributable to an increase in the number of billable professionals we employ and the acquisitions we completed during 2005 and 2006. See “—Results of Operations” for a more detailed discussion and analysis of our financial results.

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

Our financial results are primarily driven by:

•	the number of revenue-generating professionals we employ;

•	the utilization rates of the billable professionals we employ;

•	the rates per hour we charge our clients for service;

•	the number and size of engagements we secure; and

•	demand for our software products and other technology services.

Number of Revenue-Generating Professionals. Revenue-generating professionals include both billable employees that generate revenues based on hourly billing rates and other revenue-generating employees who support our customers or develop software products.

	December 31, 2006		December 31, 2005		December 31, 2004
	Headcount	% of Total	Headcount	% of Total	Headcount	% of Total
Forensic/Litigation (1)	388	24.3%	330	32.8%	357	47.9%
Corporate Finance/Restructuring	322	20.2%	336	33.4%	243	32.6%
Economic	206	12.9%	184	18.3%	145	19.5%
Technology	256	16.0%	155	15.5%	N/A	N/A
Strategic and Financial Communications	424	26.6%	—	N/A	—	N/A

Total Company	1,596	100.0%	1,005	100.0%	745	100.0%

N/A – Not Applicable or Not Available

(1)	If our forensic/litigation consulting and technology practices were managed as one segment, the total revenue-generating professionals would be 644 in 2006 representing 40.3% of total headcount and 485 in 2005 representing 48.3% of total headcount.

The net change in the number of billable employees in the forensic/litigation consulting practice increased primarily due to the acquisitions we completed during the third quarter of 2006. The number of billable professionals in the economic consulting practice increased primarily due to the acquisition of Compass in January 2006 that added 26 revenue-generating professionals. The number of revenue-generating employees in our technology practice increased primarily due to increased demand for our services that began during the second half of 2005. The number of revenue-generating professionals was affected by actions we took to reduce our workforce beginning in September 2006. These actions had the impact of reducing the number of revenue-generating professionals by 11 in our forensic/litigation consulting practice, by 21 in our corporate finance/restructuring consulting practice and by 19 in our economic consulting practice.

The number of revenue-generating employees in the forensic/litigation/technology consulting practice increased from December 31, 2004 to December 31, 2005 due to increased demand for services as well as the acquisition of Ringtail on February 28, 2005. The number of billable professionals in the corporate finance/restructuring consulting practice increased during 2005. In addition, the acquisition of Cambio on May 31, 2005 added 56 revenue-generating professionals to the corporate finance/restructuring consulting practice. During 2005, the number of billable professionals in the economic consulting practice increased in response to increased demand for economic consulting services resulting from improving market conditions.

Utilization Rates of Billable Professionals. We calculate the utilization rate for our professional staff by dividing the number of hours that all of our professionals worked on client assignments during a period by the total available working hours for all of our professionals, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for each of our practices that primarily bill clients on an hourly basis. We have not presented a utilization rate for our technology practice and strategic and financial communications consulting practice as most of the revenues in these practices are not generated on an hourly basis.

	Year Ended December 31,
	2006	2005	2004
Forensic/Litigation	78%	76%	74%
Corporate Finance/Restructuring	77%	82%	82%
Economic	80%	82%	78%

Utilization of our professionals is affected by a number of factors, including:

•	the number, size and timing of client engagements;

•	the hiring of new professionals, which generally results in a temporary drop in our utilization rate during the transition period for new hires;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of professionals;

•	conditions affecting the industries in which we practice as well as general economic conditions;

•	the timing of staff vacations; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

During 2006, the utilization rate of professionals in the forensic/litigation consulting practice increased as compared to 2005 due to a large client assignment completed during the first quarter of 2006. During the year ended December 31, 2006, our utilization rates decreased as compared to 2005 in our corporate finance/restructuring and economic consulting practices. The utilization of professionals in our corporate finance/restructuring consulting practice decreased primarily due to a decrease in the number of bankruptcy cases in the United States which has caused a decline in demand for our restructuring and turnaround services. In addition, our corporate finance/restructuring business in the U.K. was underperforming and experienced low utilization rates. We took actions to reduce our workforce in the U.K. As a result, we expect utilization rates to improve in our corporate finance/restructuring consulting practice. The utilization of professionals in our economic consulting practice decreased primarily due to an acquisition we completed on July 31, 2005. These professionals who provide strategy and brand consulting services have a lower utilization rate than we have historically experienced. This decrease was partially offset by the acquisition of Compass. The Compass professionals have a higher utilization rate than we have historically experienced. In addition, demand for our economic consulting services was very high during 2005 and the first quarter of 2006 and began to decline to more normal levels beginning in the second quarter of 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

During the year ended December 31, 2005, our utilization rates increased as compared to 2004 in our forensic/litigation and economic consulting practices. The increased utilization rate in our economic consulting practice is primarily attributable to larger client assignments in 2005 as compared to 2004 and to more robust market conditions. The increased utilization rate in our forensic/litigation consulting practice for the year ended December 31, 2005 as compared to 2004 is primarily attributable to more robust market conditions in 2005 and also due to the dispute advisory services business of KPMG that we acquired in the fourth quarter of 2003. The overall utilization rate of these professionals was low during 2004 after completion of the acquisition. This had a negative impact on the overall utilization rate for this consulting practice during 2004.

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

Average billable rates are presented for each of our practices that primarily bill clients on an hourly basis. We have not presented average billable rates for our technology practice or strategic and financial communications consulting practice as most of these segment revenues are not generated on an hourly basis.

	Year Ended December 31,
	2006	2005	2004
Forensic/Litigation (1)	$311	$284	N/A
Corporate Finance/Restructuring	400	396	407
Economic	386	368	366

N/A – Not Available

(1)	Prior to 2006, we did not manage our technology practice as a separate reportable operating segment. The average billable rate per hour of our combined forensic/litigation/technology consulting practice was $275 during 2005 and $287 during 2004.

Average billable rates are affected by a number of factors, including:

•	the relative mix of our billable professionals (utilization and number of billable professionals at varying levels of billing rates);

•	our standard billing rates, which we have increased across all practices;

•	our clients’ perception of our ability to add value through the services we provide;

•	the market demand for our services;

•	introduction of new services by our competitors;

•	the pricing policies of our competitors;

•	the mix of services that we provide;

•	the level of revenue realization adjustments made during the period, including adjustments for potential or court ordered fee and expense adjustments; and

•	general economic conditions.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Average billable rate per hour increased in our forensic/litigation consulting practice primarily due to planned increases in billing rates during the third quarter of 2005 and the first and third quarters of 2006 and change in staff mix. Average billable rate per hour increased in our corporate finance/restructuring consulting practice during 2006 as compared to 2005 primarily due to a planned increase in billable rates during the first quarter of 2006 and a change in staff mix. Average billable rate per hour increased in our economic consulting practice during 2006 as compared to 2005 primarily to due to planned billing rate increases implemented by Compass during the third quarter of 2006 and our Lexecon business in the first quarter of 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Average billable rate per hour decreased in our combined forensic/litigation/technology consulting practice for the year ended December 31, 2005 as compared to 2004 from $287 to $275 primarily due to an increase in the proportion of billable professionals at lower levels, resulting in lower billing rates relative to the prior year. Our corporate finance/restructuring consulting practice implemented bill rate increases during the second quarter of 2004, during the third quarter of 2004 as a result of promotions and again during the first quarter of 2005. However, the average billable rate per hour decreased in this consulting practice primarily due to the following:

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

Segment Profits. We evaluate the performance of our operating segments based on income before income taxes, net interest expense, depreciation, amortization, special charges and corporate selling, general and administrative expenses, which we refer to as segment profits. Segment profit consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Unallocated corporate costs include costs related to other centrally managed administrative costs. These administrative costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development functions, as well as costs related to overall corporate management.

We began to manage our technology practice as a separate reportable operating segment beginning in January 2006. This operating segment was previously managed within our forensic/litigation consulting practice. We have presented estimated 2005 segment results to compare to our 2006 presentation throughout “—Management’s Discussion and Analysis of Financial Results.” However, if our technology practice had been managed as a separate segment during 2005, our actual results may have differed significantly as items such as direct bonuses and allocations of selling, general and administrative expenses may have been computed differently. We have not presented similar comparative information for 2004 as the technology practice was not material to our financial results. In addition, separate financial results were not maintained in a manner consistent with our 2005 results.

	Year Ended December 31,
	2006		2005		2004
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues
	(dollars in thousands)
Forensic/Litigation	$55,306	28.6%	$45,324	28.8%	$50,556	28.3%
Corporate Finance/ Restructuring	51,514	24.2%	70,008	33.2%	51,461	31.7%
Economic	36,873	25.6%	24,249	22.4%	19,333	22.5%
Technology	46,965	40.1%	25,001	39.8%	N/A	N/A
Strategic and Financial Communications	14,173	34.8%	—	—	—	—
Corporate	(51,492)	N/A	(34,625)	N/A	(25,260)	N/A

Total Company	$153,339	21.7%	$129,957	24.1%	$96,090	22.5%

N/A – Not available or Not applicable

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Segment profits increased by $23.4 million for the year ended December 31, 2006 as compared to 2005. The increase in segment profits for the year ended December 31, 2006 as compared to 2005 was driven by several factors, including the following:

•

a $10.0 million increase attributable to our forensic/litigation consulting practice. The increase was primarily due to planned billing rate increases implemented in the first and third quarters of 2006 and improvements in segment profit related to a large client assignment that was substantially completed during the first quarter of 2006 that resulted in higher than normal utilization rates during that quarter. In addition, the acquisitions we completed during 2006 contributed $1.1 million to the increase. Segment profits in our forensic/litigation consulting practice were negatively impacted by $0.5 million of stock option expense associated with our adoption of Statement No. 123(R) on January 1, 2006.

•

an $18.5 million decrease in segment profits attributable to our corporate finance/restructuring consulting practice. Segment profits declined primarily due to a $22.5 million success fee received in the fourth quarter of 2005 which contributed about $13 million to segment profits after providing for incentive compensation. In addition, our operations in the U.K. which experienced a $5.3 million decline in segment profits where the growth in compensation expense significantly exceeded the growth in revenues. We also increased our investment in our current and recently hired professionals. As described above, we entered into new employment agreements with our current senior managing directors in this consulting practice during 2006 that also resulted in an increase in salary expense, an increase in share-based compensation expense and an increase in expense related to the forgivable loans granted in connection with employment contract renewals. Segment profits in our corporate finance/restructuring consulting practice were negatively impacted by $1.0 million of stock option expense associated with our adoption of Statement No. 123(R) on January 1, 2006. The increase in compensation related expenses relating to newly hired senior professionals coupled with a decrease in utilization rates has also resulted in a decrease of segment profits in this consulting practice. Segment profits for our investment banking business increased by $0.7 million during year primarily due to a success fee earned during the third quarter of 2006.

•

a $12.6 million increase attributable to our economic consulting practice primarily due to segment profits of $11.2 million attributable our acquisition of Compass. Segment profits in our economic consulting practice were negatively impacted by $1.2 million of stock option expense associated with our adoption of Statement No. 123(R) on January 1, 2006.

•

a $22.0 million increase attributable to our technology practice primarily driven by $6.5 million of increased segment profits for Ringtail and an increase in demand for our technology services and products. Growth in our technology practice is being driven by the offerings of end-to-end solutions to our customers and the addition of a technical sales team, resulting in increasing sales of our electronic evidence and other services. Segment profits in our technology practice were negatively impacted by $0.7 million of stock option expense associated with our adoption of Statement No. 123(R) on January 1, 2006.

•	a $14.2 million increase attributable to our strategic and financial communications consulting practice exclusively due to the acquisition of FD; and

•

a $16.9 million increase in corporate segment costs that consist primarily of the change in selling, general and administrative expense which is discussed in more detail below under “—Results of Operations—Selling, General and Administrative Expense.” Segment profits in our corporate segment were negatively impacted by $7.7 million of stock option expense associated with our adoption of Statement No. 123(R) on January 1, 2006.

Following is a detail of the special charges by segment for the year ended December 31, 2006:

Forensic/Litigation	$9,890
Corporate Finance/Restructuring	7,740
Economic	4,148
Technology	—
Corporate	1,194

Total Company	$22,972

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The increase in segment profits for the year ended December 31, 2005 as compared to 2004 was driven by several factors, including the following:

•

a $19.8 million increase attributable to our combined forensic/litigation/technology consulting practice. Included in this increase is $8.3 million attributable to the acquisition of Ringtail in February 2005. The remaining increase was due primarily to an increase in the number of billable professionals, coupled with an increase in utilization rates. This resulted in revenues growing at a faster pace than operating costs and thereby generating increased profitability.

•

a $20.1 million increase attributable to our corporate finance/restructuring consulting practice. Improved segment profits in this consulting practice are primarily attributable to the $22.5 million success fee received in the fourth quarter of 2005, which contributed about $13 million to segment profits after providing for incentive compensation. The acquisition of Cambio contributed $3.6 million to the increase. Segment profits also increased due to an increase in the number of billable professionals and billable hours.

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

Revenue Recognition. Our services are primarily rendered under arrangements that require the client to pay us on a time-and-expense basis. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed upon rates as work is performed. We recognize revenues from reimbursable expenses in the period in which the expense is incurred. The basis for our policy is the fact that we normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the engagement and at our agreed-upon hourly rates. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We recognize revenues for these arrangements when all the performance-based criteria are met and collection of the fee is reasonably assured. Emerging Issues Task Force 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” is considered for those arrangements with multiple deliverables. Revenues related to the amount of data stored or processed, or the number of pages or images processed are recognized as the services are provided based-on agreed-upon rates.

We recognize revenue related to sales of software licenses and electronically stored data using the guidance from AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition” and other related literature. Revenues from support and maintenance are recognized ratably over the term of the agreement.

Some clients, primarily in our corporate finance/restructuring consulting practice, pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, when we complete our work. If the client is in bankruptcy, fees for our professional services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work. We make a determination whether to record all or a portion of such a holdback as revenue prior to collection on a case-by-case basis.

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

Goodwill and Other Intangible Assets. As of December 31, 2006, goodwill and other intangible assets represent 69.2% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we have completed since 2002. Other intangible assets include tradenames, customer relationships, contract backlog, non-competition agreements and software. We make at least annual impairment assessments of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

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

Under Statement No. 123(R), share-based compensation expense is based on awards ultimately expected to vest and must be reduced for estimated forfeitures. Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience. Changes in our estimated forfeiture rate could materially impact our estimate of the fair value of share-based compensation and consequently, the related amount of expense recognized in our consolidated income statements.

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

Significant New Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation, or FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other things. We will be required to adopt the provisions of FIN No. 48 on January 1, 2007, with any cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings or as an adjustment to purchase accounting if it relates to an acquisition. We continue to evaluate the impact of adopting FIN No. 48 but do not expect this accounting pronouncement to have a material effect on our financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. We adopted this guidance effective December 31, 2006. The adoption of this accounting pronouncement did not have a material effect on our financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings at each reporting date. The fair value option (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for the equity method; (ii) is generally irrevocable; and (iii) is applied only to entire instruments and not portions of instruments. We are required to adopt Statement No. 159 no later than January 1, 2008. We are currently evaluating the impact of adopting this standard on our financial position, results of operations and cash flows.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.

	2006		2005		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Forensic/Litigation	$193,287	27.3%	$157,263	29.1%	22.9%
Corporate Finance/Restructuring	212,617	30.0%	211,027	39.1%	0.8%
Economic	144,091	20.4%	108,398	20.1%	32.9%
Technology	117,230	16.6%	62,857	11.7%	86.5%
Strategic and Financial Communications	40,708	5.7%	—	—	N/A

Total Company	$707,933	100.0%	$539,545	100.0%	31.2%

Revenues for the year ended December 31, 2006 increased $168.4 million or 31.2% as compared to the year ended December 31, 2005. The increase in revenues is attributable to the following.

•	Forensic/Litigation Consulting Practice. Revenues increased by $36.0 million due to the following:

•	a $7.2 million increase attributable to acquisitions completed during 2006;

•

a $28.8 million increase primarily due to a planned bill rate increases that went into effect during the third quarter of 2005 and the first and third quarters of 2006, an increase in the number of billable professionals and a large client assignment which was substantially completed during the first quarter of 2006 that temporarily drove up utilization rates.

•	Corporate Finance/Restructuring Consulting Practice. Revenues increased by $1.6 million due to the following:

•

a $15.1 million increase primarily attributable to an increase in billable hours attributable to increases in the number of billable professionals and improved staff mix, partially offset by lower utilization and increased realization adjustment; and

•	a $6.8 million increase attributable to the acquisition of Cambio that occurred on May 31, 2005; offset by

•	a $20.3 million decrease in success fee revenues primarily due to a $22.5 million success fee received in the fourth quarter of 2005;

•

Economic Consulting Practice. Revenues increased by $35.7 million primarily due to the acquisition of Compass in January 2006 which contributed $24.8 million of revenues. Planned billing rate increases and improving market conditions throughout 2005 and into the first quarter of 2006 also contributed to the increase.

•

Technology Practice. Revenues increased by $54.4 million during 2006 as compared to 2005. Growth in our technology practice is being driven by the offerings of end-to-end electronically stored information, or ESI, services to our customers and the addition of a technical sales team.

•	Strategic and Financial Communications Consulting Practice. Revenues of $40.7 million are exclusively attributable to the acquisition of FD.

Direct Cost of Revenues.

	2006		2005
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic/Litigation	$104,091	53.9%	$83,806	53.3%	24.2%
Corporate Finance/Restructuring	126,160	59.3%	109,617	51.9%	15.1%
Economic	88,483	61.4%	69,472	64.1%	27.4%
Technology	51,926	44.3%	28,697	45.7%	80.9%
Strategic and Financial Communications	18,372	45.1%	—	—	N/A

Total Company	$389,032	55.0%	$291,592	54.0%	33.4%

N/A – Not Applicable

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including the amortization of signing bonuses, including bonuses given in the form of forgivable loans, share-based compensation, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement; depreciation on equipment used to support our client engagements and other related expenses billable to clients. Direct cost of revenues increased as a percentage of revenues in our forensic/litigation and corporate finance/restructuring consulting practices during 2006 as compared to 2005 primarily due to increased employee compensation expenses as we continue to invest in high quality people, particularly at the senior management level, to respond to the demand for our services. As discussed above, during the second quarter of 2006, we entered into new employment agreements with senior managing directors in our corporate finance/restructuring consulting practice resulting in an increase in salary, bonus, share-based compensation and forgivable loan expenses. In addition, the expansion of our presence in the U.K., where utilization has been low, resulted in expenses increasing at a faster pace than revenues. As a result of our actions to reduce our workforce in the U.K., the U.K. corporate finance/restructuring consulting practice will not continue to have a negative impact on our financial results. Direct cost of revenues decreased as a percentage of revenues in our economic consulting practices primarily attributed to the acquisition of Compass. In our technology practice, direct cost of revenues decreased as a percentage of revenues primarily due to increased demand for technology services.

Selling, General and Administrative Expense.

	2006		2005
	Selling, General & Administrative	% of Segment Revenues	Selling, General & Administrative	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic/Litigation	$35,740	18.5%	$30,223	19.2%	18.3%
Corporate Finance/Restructuring	35,536	16.7%	32,248	15.3%	10.2%
Economic	20,079	13.9%	15,858	14.6%	26.6%
Technology	22,471	19.2%	11,414	18.2%	96.9%
Strategic and Financial Communications	8,610	21.2%	—	—	N/A
Corporate	56,136	—	37,984	—	47.8%

Total Company	$178,572	25.2%	$127,727	23.7%	39.8%

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

Selling, general and administrative expenses related to our operating segments increased by $32.7 million during 2006 as compared to 2005. The increased expenses resulted from the following.

•

Forensic/Litigation Consulting Practice. Selling, general and administrative expenses increased by $5.5 million primarily due to a $2.2 million increase in payroll and travel related expenses primarily due and increase in headcount; a $1.7 million increase in outside services and legal expenses; and a $1.6 million increase in marketing, advertising and other expenses. The acquisitions completed during 2006 account for 24% of the increase in selling, general and administrative expenses.

•

Corporate Finance/Restructuring Consulting Practice. Selling, general and administrative expenses increased by $3.3 million primarily due to a $1.4 million increase in payroll and travel related expenses; a $1.2 million increase in legal expenses; a $1.1 million increase in bad debt expense; and a $0.4 million decrease in rent and other. About 78% of the overall increase in selling, general and administrative expenses in this consulting practice is related to the acquisition of Cambio on May 31, 2005.

•

Economic Consulting Practice. Selling, general and administrative expenses increased by $4.2 million primarily due to a $1.8 million increase in payroll and travel related expenses; and a $2.4 million increase in rent and other costs. The acquisition of Compass accounts for 69% of the increase in overall selling, general and administrative expenses.

•

Technology Practice. Selling, general and administrative expenses increased by $11.1 million primarily due to a $4.5 million increase in payroll and travel related expenses; a $5.4 million increase in rent and facility related costs, including depreciation expense; and a $1.2 million increase in marketing and other expenses. Selling, general and administrative expenses have grown in this practice primarily to support its growth over the last year.

•	Strategic and Financial Communications Consulting Practice. Selling, general and administrative expenses of $8.6 million in this practice are exclusively attributable to the acquisition of FD.

Our corporate selling, general and administrative expenses increased by $18.1 million during 2006 as compared to 2005 primarily attributable to the following.

•

a $7.7 million increase related to the implementation of Statement No. 123(R) which requires us to expense the fair value of stock options we grant and the fair value of the discount we offer employees who purchase shares under our employee stock purchase plan;

•

a $5.5 million increase in salaries and benefits as a result of a 12.3% increase in the number of corporate employees necessary to support our growing organization and including a $1.0 million increase expense related to restricted stock grants during 2006;

•	a $2.7 million increase in travel related expenses primarily related to the lease of a corporate aircraft which we entered into in December 2005;

•	a $2.2 million increase in office rent, facility related costs and other expenses;

Special Charges. During the third quarter of 2006, we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular, we restructured our corporate finance U.K. operations and consolidated certain of our non-core practices in the United States, primarily through reductions in workforce. The charges consist of

•	$22.1 million of severance and other contractual employee related cost associated with the reduction in workforce, including $0.6 million related to the accelerated vesting of share-based awards; and

•	a $0.9 million non-cash intangible impairment charge associated with the contract backlog we acquired in May 2005 in connection with our acquisition of Cambio Health solutions.

Amortization of Other Intangible Assets. Amortization expense related to other intangible assets increased by $4.6 million, or 71.0%, during 2006 as compared to 2005. The increase is primarily due to the acquisitions we completed during 2006. We expect amortization to increase in 2007 as a result of our acquisitions we completed during the second half 2006.

Interest Expense and Other. Interest expense increased by $14.3 million, or 95.2%, during 2006 as compared to 2005. The increase is due to the issuance of our senior notes and convertible notes. We expect interest expense to increase in 2007 as a result of the $215.0 million of senior notes we issued in October 2006.

Loss on Early Extinguishment of Term Loans. On August 2, 2005, we used $142.5 million of the net proceeds from our senior notes and convertible notes offerings in 2005 to repay all outstanding term loan borrowings under our senior secured credit facility prior to maturity. As a result of this early extinguishment of debt, we wrote off $1.7 million of unamortized debt financing fees.

Income Tax Provision. Our effective tax rate increased from 42.0% during 2005 to 46.9% during 2006. About half of this rate increase is due to the implementation of Statement No. 123(R) which requires us to expense the fair value of incentive stock options we grant and the fair value of the discount we offer employees who purchase shares under our employee stock purchase plan. We are not entitled to a tax deduction for these expenses unless a disqualifying disposition occurs. Since we can not predict when or if we will be entitled to a tax deduction for these items, we are unable to record a tax benefit for these items. The effective tax rate increase is also due to an increase in other nondeductible expenses.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.

	2005		2004		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Forensic/Litigation/Technology	$220,120	40.8%	$178,650	41.8%	23.2%
Corporate Finance/Restructuring	211,027	39.1%	162,495	38.1%	29.9%
Economic	108,398	20.1%	85,860	20.1%	26.2%

Total Company	$539,545	100.0%	$427,005	100.0%	26.4%

Revenues for the year ended December 31, 2005 increased $112.5 million, or 26.4%, as compared to the year ended December 31, 2004. The increase in revenues is attributable to the following.

Combined Forensic/Litigation/Technology Consulting Practice. Revenues increased by $41.5 million during 2005 as compared to 2004. The acquisition of the Ringtail business on February 28, 2005 contributed to the increased revenues by $11.5 million for the year ended December 31, 2005 as compared to 2004. The remaining increase is attributable to an increase in the number of billable professionals and higher utilization rates.

Corporate Finance/Restructuring Consulting Practice. Revenues increased by $48.5 million during the year ended December 31, 2005 as compared to 2004 due to the following:

•	a $22.5 million success fee received during the fourth quarter of 2005;

•	a $16.8 million increase attributable to the acquisition of Cambio that occurred on May 31, 2005;

•	a $15.0 million increase attributable to increases in the number of billable professionals as well as increases in hourly billing rates; and

•	a $0.7 million increase attributable to our merger and acquisitions business; offset by

•	a $6.5 million decrease related to the unanticipated departure of a number of billable professionals during the year ended December 31, 2004.

Economic Consulting Practice. Revenues increased by $22.5 million primarily due to increases in the number of billable professionals as well as increased utilization of our professionals relating to increased demand for economic consulting services resulting from more robust market conditions in 2005 as compared to 2004.

Direct Cost of Revenues.

	2005		2004
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic/Litigation/Technology	$112,503	51.1%	$95,473	53.4%	17.8%
Corporate Finance/Restructuring	109,617	51.9%	84,877	52.2%	29.1%
Economic	69,472	64.1%	54,620	63.6%	27.2%

Total Company	$291,592	54.0%	$234,970	55.0%	24.1%

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including the amortization of signing bonuses given in the form of forgivable loans, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement; depreciation on equipment used to support our client engagements and other related expenses billable to clients. Direct cost of revenues decreased as a percentage of revenues for the year ended December 31, 2005 as compared to 2004 for the combined forensic/litigation/technology consulting practice. This is primarily due to higher utilization rates as well as the acquisition of Ringtail on February 28, 2005, which generates a high gross margin due to the nature of its software business as compared with the historical results of this operating segment. Direct cost of revenues decreased as a percentage of revenues in our corporate finance/restructuring consulting practice primarily due to the net effect of the $22.5 million success fee received in 2005. Excluding the impact of the success fee, direct cost of revenues for the corporate finance/restructuring consulting practice increased as a percentage of revenues to 53% primarily due to an increase in compensation expense as we continue to invest in high quality people, particularly at the senior management level, to respond to increasing demand for our services. Direct cost of revenues as a percentage of revenues in our economic consulting practice remained relatively stable at about 64% for the year ended December 31, 2005 as compared to 2004.

Selling, General and Administrative Expense.

	2005		2004
	Selling, General & Administrative	% of Segment Revenues	Selling, General & Administrative	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic/Litigation/Technology	$41,637	18.9%	$36,175	20.2%	15.1%
Corporate Finance/Restructuring	32,248	15.3%	28,512	17.5%	13.1%
Economic	15,858	14.6%	12,839	15.0%	23.5%
Corporate	37,984	—	29,204	—	30.1%

Total Company	$127,727	23.7%	$106,730	25.0%	19.7%

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

•

Combined Forensic/Litigation/Technology Consulting Practice. Selling, general and administrative expenses increased by $5.5 million for the year ended December 31, 2005 as compared to 2004. This increase is primarily due to a $3.5 million increase in rent and facility related costs; and a $2.0 million increase in payroll related and other expenses.

•

Corporate Finance/Restructuring Consulting Practice. Selling, general and administrative expenses increased by $3.7 million for the year ended December 31, 2005 as compared to 2004. This increase is primarily due to a $1.7 million increase in rent and facility related costs; a $0.9 million increase in recruiting expenses; a $0.5 million increase in outside service and legal expenses; and a $1.7 million increase in payroll related and other expenses; offset by a $1.1 million decrease in bad debt expense.

•

Economic Consulting Practice. Selling, general and administrative expenses increased by $3.0 million for the year ended December 31, 2005 as compared to 2004. This increase is primarily due to a $1.0 million increase in rent and facility related costs; and a $2.0 million increase in payroll related and other expenses.

Rent expense increased in our combined forensic/litigation/technology and corporate finance/restructuring consulting practices primarily due to the relocation of our New York City offices into a larger facility during the fourth quarter of 2004.

Our corporate selling, general and administrative expenses increased by $8.8 million for the year ended December 31, 2005 as compared to 2004. The increased expenses resulted from the following.

•

a $7.1 million increase in salaries, bonuses and related employee expenses as a result of a $3.3 million increase in executive bonus expense and a 20.7% increase in the number of corporate employees necessary to support our growing organization and comply with increased regulatory requirements;

•

a $3.1 million increase related to office rent and facility related costs, including a $1.1 million increase in depreciation and amortization expense, to support a growing corporate services organization;

•	a $2.4 million increase in outside services, primarily due to increases in fees for audit, tax, legal and other services;

•	a $0.8 million increase in advertising and other costs necessary to support a larger organization; offset by

•	a $3.8 million decrease in losses related to subleased facilities in our New York City facilities. See “Overview — Recent Events Affecting Our Operations.”

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

Loss on Early Extinguishment of Term Loans. On August 2, 2005, we used $142.5 million of the net proceeds from our senior notes and convertible notes offerings to repay all outstanding term loan borrowings under our senior secured credit facility prior to maturity. As a result of this early extinguishment of debt, we wrote off $1.7 million of unamortized debt financing fees.

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

Liquidity and Capital Resources

Cash Flows.

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net cash provided by operating activities	$63,966	$99,379	$58,443
Net cash used in investing activities	(297,385)	(64,858)	(13,693)
Net cash provided by (used in) financing activities	169,764	93,158	(24,811)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

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

During 2006, our cash flows from operating activities decreased $35.4 million as compared to 2005 as a result of our increasing investment in our professionals in the form of incentive compensation and forgivable loans and signing bonuses. Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During 2006, we had higher incentive compensation payments than in 2005 primarily due to our strong performance in 2005 as well as the payment of $13 million of bonuses in connection with the large success fee we received during the fourth quarter of 2005. In connection with the employment arrangements we entered into with senior managing directors and key professionals during 2006, we funded about $42 million of forgivable loans and refundable signing bonuses. We also used $8.0 million during 2006 to fund loans in connection with the Compass acquisition.

During 2006, our accounts receivable, net of billings in excess of services provided, have increased causing an increase in our cash used in operations as compared to 2005. This is primarily due to increasing revenues. Our total company days sales outstanding improved from December 31, 2005 to December 31, 2006 primarily due to an improvement in cash collections in December 2006. At December 31, 2006, a trade receivable for our economics consulting practice classified within other long-term assets represents $12.4 million of fees for services rendered where payment will not be received until completion of the client engagement. This specific matter causes days sales outstanding to be high in this practice.

Net cash used in investing activities during 2006 increased $232.5 million as compared to the same period in 2005 primarily due to an increase in cash used to fund acquisition activities and an increase in capital expenditures. During 2006, net cash used in investing activities includes:

•	$46.9 million used to acquire Compass, which represents the total cash paid for the acquisition of $47.3 million net of $0.4 million of cash received; and

•	$195.3 million to acquire FD which consists of total cash paid for the acquisition of $220.8 million net of $25.5 million of cash received.

In addition, we used $21.3 million of net cash to complete three other acquisitions during 2006. During 2005, net cash used in investing activities included $26.3 million of net cash used to acquire Cambio and $19.6 million to fund the Ringtail acquisition, offset by $5.5 million received as payment in full from a note receivable due from the purchasers of one of our former subsidiaries. Capital expenditures increased $12 million in 2006 as compared to 2005 to support the continued growth of our technology practice and the renovation and expansion of our offices. We had no material outstanding purchase commitments as of December 31, 2006.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions or to refinance existing indebtedness. During 2006, our financing activities primarily consisted of $215.0 million of gross proceeds from our senior notes offering; the repayment of term loans on behalf of FD in the amount of $25.5 million; and $23.4 million of cash used to repurchase shares of our common stock, including $6.8 million we paid to settle the accelerated share repurchase agreement. During 2005, our financing activities consisted of $350.0 million of gross proceeds from our senior notes and convertible notes offerings and additional term loan borrowings of $50.0 million offset by $155.0 million used to fully repay our term loans; $13.1 million used to pay debt financing costs; and $148.1 million to purchase shares of our common stock.

In October 2003, our board of directors authorized a share repurchase program which is currently effective through December 31, 2007. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the year ended December 31, 2006, we purchased and retired 600,000 shares of our common stock at a total cost of $16.6 million. During the year ended December 2005, we purchased and retired 6.1 million shares of our common stock at a total cost of about $148.1 million, of which we financed $125.3 million from the net proceeds of our convertible notes offering. Since inception of the program, we have purchased and retired a total of 7.6 million shares of our common stock for a total of $186.2 million leaving $50.0 million authorized for purchase through December 31, 2007.

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

Capital Resources

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

Our senior secured credit facility and the indentures governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At December 31, 2006, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indenture governing our senior notes.

As of December 31, 2006, our capital resources included $91.9 million of cash and cash equivalents and a $150.0 million of borrowing capacity under our revolving line of credit. As of December 31, 2006, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of December 31, 2006, we had $9.3 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $140.7 million.

Future Capital Needs

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

We currently anticipate capital expenditures will be about $20.0 million to $24.0 million to support our organization during 2007, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions, including FD, but does not include the impact of any further purchases that we may be required to make as a result of any future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional business combinations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of December 31, 2006. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2006 and prior to the September 30, 2011 maturity date.

The interest obligation on our long-term debt assumes that our senior notes and our convertible notes will bear interest at their stated rates. Our convertible notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash. We enter into derivative contracts, mainly to protect against adverse interest rate movements on the value of our long-term debt, under which we are required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of interest rate swap agreements with notional amounts totaling $60.0 million. Derivative contracts are carried at fair value on our consolidated balance sheet. Because the derivative contracts recorded on our consolidated balance sheet at December 31, 2006 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the following table. However, our total interest expense will be impacted by net cash flows under these derivative contracts. Further discussion of our derivative instruments is included in note 8 to our consolidated financial statements.

Future contractual obligations related to our operating leases are net of contractual sublease receipts. The payment amounts for capital lease obligations include amounts due for interest.

Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Long-term debt	$572,249	$44	$6,919	$45	$46	$47	$565,148
Interest on long-term debt	296,066	37,544	38,243	37,542	37,542	37,542	107,653
Operating leases	252,849	23,541	24,384	23,144	22,477	21,254	138,049

Total obligations	$1,121,164	$61,129	$69,546	$60,731	$60,065	$58,843	$810,850

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $140.7 million of availability under our revolving line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $91.9 million of cash and cash equivalents at December 31, 2006;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2007 of about $20.0 million to $24.0 million;

•	funds required to satisfy earnout and other obligations in relation to our acquisitions, including our acquisition of the remaining 3% of FD;

•

funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans, which we currently project to be $25 million to $30 million in 2007;

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

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any acquisition transactions anticipated or any unexpected changes in significant numbers of employees. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our amended and restated senior secured credit facility or the indentures that govern our senior notes and convertible notes.

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

Interest Rate Risk

The table below summarizes our market risks from changes in interest rates as of December 31, 2006 and 2005. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related weighted average interest rates by year of maturity for our senior notes and our convertible notes. The table excludes the potential exercise of the relevant redemption or conversion features of our notes. For interest rate swap agreements, the table presents notional amounts and related interest rates by year of maturity. The fair values included in this section have been determined based on quoted market prices for our senior notes and convertible notes and estimates from bankers to settle interest swap agreements. We estimated the fair value of our variable loans based on the carrying value, as interest rates are reset every 90 days.

	Year of Maturity						December 31, 2006		December 31, 2005
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate Sensitivity:
Long-term debt
Fixed rate	$44	$45	$45	$46	$47	$565,148	$565,375	$604,180	$350,000	$372,975
Average interest rate	2%	2%	2%	2%	2%	6%	6%		6%
Variable rate	$—	$6,874	$—	$—	$—	$—	$6,874	$6,874	$—	$—
Average interest rate		5%					5%
Interest rate swaps
Fixed to variable	$—	$—	$—	$—	$—	$60,000	$60,000	$(1,891)	$60,000	$(1,569)
Average pay rate						8%	8%		7%
Average receive rate						8%	8%		8%

Equity Price Sensitivity

We currently have outstanding $150.0 million in principal amount of 3  3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of December 31, 2006, the conversion price has not required adjustment and we would not be required to issue any shares of our common stock upon conversion.

We granted certain sellers of Cambio contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make an additional cash payment to the sellers equal to the deficiency. The price protection periods vary from one to four years after May 31, 2005. If the market value of our common stock is lower than $22.33 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.33, we may be required to make total price protection payments of about $0.6 million. Based on the price of our common stock on December 31, 2006, we would not be obligated to make any price protection related payments.

We granted certain sellers of Compass contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock between the years ending December 31, 2006 and December 31, 2013, if the market price of our common stock is below $27.61, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $27.61 on any date that restrictions lapse, then for every $1.00 that our stock price is below $27.61, we may be required to make price protection payments of about $0.9 million. Based on the price of our common stock of $27.48 per share on January 5, 2007, the first anniversary of the acquisition, we are obligated to make price protection related payments of about $0.1 million.

We granted certain sellers of FD contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock between the years ending December 31, 2007 and December 31, 2011, if the market price of our common stock is below $22.26, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $22.26 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.26, we may be required to make price protection payments of about $1.1 million. Based on the price of our common stock on December 31, 2006, we would not be obligated to make any price protection related payments.

The high and low sale prices per share for our common stock as reported on the New York Stock Exchange during 2006 were $29.77 and $19.82.

Foreign Currency Exchange Rate Risk

We are exposed to risk from changes in foreign exchange rates related to our subsidiaries that use a foreign currency as their functional currency. We currently manage our foreign exchange exposure without the use of derivative instruments. We do not believe this risk is material in relation to our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our operations except for FD International (Holdings) Limited (“FD”) acquired in October 2006. Our consolidated financial statement amounts include $325.5 million of total assets for FD as of December 31, 2006, of which $264.6 million is goodwill and other intangibles; and $40.7 million of revenues for FD for the year ended December 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.

Date: March 12, 2007

/S/ JACK B. DUNN, IV
Jack B. Dunn, IV
President and Chief Executive Officer (principal executive officer)

/S/ THEODORE I. PINCUS
Theodore I. Pincus
Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders

FTI Consulting, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that FTI Consulting, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired FD International (Holdings) Limited (“FD”) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, FD’s internal control over financial reporting associated with total assets of $325.5 million and total revenues of $40.7 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of FD.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

March 12, 2007

Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheet of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

March 12, 2007

Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements

Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheet of FTI Consulting, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the information in the financial statement schedule listed in the Index at Item 15(a) for each of the two years in the period ended December 31, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTI Consulting, Inc. and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information in the related financial statement schedule for each of the two years in the period ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

March 3, 2006, except for note 13 as to which the date is September 15, 2006 and Note 14 as to which the date is March 12, 2007

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$91,923	$153,383
Accounts receivable
Billed receivables	135,220	87,947
Unbilled receivables	56,228	56,871
Allowance for doubtful accounts and unbilled services	(20,351)	(17,330)

	171,097	127,488
Notes receivable	7,277	2,713
Prepaid expenses and other current assets	16,259	8,147
Deferred income taxes	8,393	6,404

Total current assets	294,949	298,135
Property and equipment, net	51,326	29,302
Goodwill	885,711	576,612
Other intangible assets, net	77,711	21,454
Notes receivable, net of current portion	35,303	6,516
Other assets	46,156	27,445

Total assets	$1,391,156	$959,464

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$77,914	$21,762
Accrued compensation	76,765	72,688
Current portion of long-term debt	6,917	—
Billings in excess of services provided	16,863	10,477

Total current liabilities	178,459	104,927
Long-term debt, net of current portion	563,441	348,431
Deferred income taxes	57,782	33,568
Other liabilities	26,374	18,269
Commitments and contingent liabilities (notes 3, 7, 8, 9 and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 41,890 shares issued and outstanding — 2006; and 39,009 shares issued and outstanding — 2005	419	390
Additional paid-in capital	294,350	238,055
Unearned compensation	—	(11,089)
Retained earnings	268,937	226,913
Accumulated other comprehensive income	1,394	—

Total stockholders’ equity	565,100	454,269

Total liabilities and stockholders’ equity	$1,391,156	$959,464

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues	$707,933	$539,545	$427,005

Operating expenses
Direct cost of revenues	389,032	291,592	234,970
Selling, general and administrative expense	178,572	127,727	106,730
Special charges	22,972	—	—
Amortization of other intangible assets	11,175	6,534	6,836

	601,751	425,853	348,536

Operating income	106,182	113,692	78,469

Other income (expense)
Interest income	2,575	1,875	788
Interest expense and other	(29,405)	(15,064)	(6,399)
Loss on early extinguishment of term loans	—	(1,687)	—
Discount on note receivable	—	—	(475)
Litigation settlement (losses) gains, net	(187)	(1,629)	1,672

	(27,017)	(16,505)	(4,414)

Income before income tax provision	79,165	97,187	74,055
Income tax provision	37,141	40,819	31,177

Net Income	$42,024	$56,368	$42,878

Earnings per common share — basic	$1.06	$1.38	$1.02

Earnings per common share — diluted	$1.04	$1.35	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance, December 31, 2003	42,253	$423	$332,823	$(5,733)	$127,667	$(24)	$455,156
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $2,055	462	5	4,920				4,925
Employee stock purchase plan	202	2	2,837				2,839
Restricted share grants, net of forfeitures	227	2	4,140	(4,142)			—
Purchase and retirement of common stock	(657)	(7)	(10,803)				(10,810)
Contingent payments to former owners of subsidiary, net of income taxes of $126			(182)				(182)
Amortization of unearned compensation				1,324			1,324
Comprehensive income:
Other comprehensive income—change in fair value of interest rate swaps, net of income taxes of $17						24	24
Net income					42,878		42,878

Total comprehensive income							42,902

Balance, December 31, 2004	42,487	425	333,735	(8,551)	170,545	—	496,154
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $3,564	706	7	13,108				13,115
Employee stock purchase plan	307	3	5,040				5,043
Restricted share grants	173	2	4,492	(4,494)			—
Business combinations	1,441	14	29,669				29,683
Purchase and retirement of common stock	(6,105)	(61)	(147,989)				(148,050)
Amortization of unearned compensation				1,956			1,956
Net income					56,368		56,368

Balance, December 31, 2005	39,009	390	238,055	(11,089)	226,913	—	454,269
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $2,538	598	6	11,965				11,971
Employee stock purchase plan	402	4	8,433				8,437
Restricted share grants	264	3	(3)				—
Business combinations	2,217	22	56,253				56,275
Purchase and retirement of common stock	(600)	(6)	(23,370)				(23,376)
Reclassification due to adoption of new accounting standard and (note 2)			(11,089)	11,089			—
Share-based compensation			14,106				14,106
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $801						1,394	1,394
Net income					42,024		42,024

Total comprehensive income							43,418

Balance, December 31, 2006	41,890	$419	$294,350	$—	$268,937	$1,394	$565,100

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$42,024	$56,368	$42,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	13,197	11,360	9,113
Amortization of other intangible assets	11,175	6,534	6,836
Provision for doubtful accounts	8,573	5,482	7,062
Non-cash share-based compensation	14,680	1,956	1,324
Income tax benefit from stock option exercises and other	—	3,564	2,181
Excess tax benefits from share-based compensation	(2,118)	—	—
Non-cash loss on subleased facilities	441	920	4,670
Loss on early extinguishment of term loans	—	1,687	—
Impairment of other intangible assets	933	—	—
Non-cash interest expense	2,830	1,812	1,449
Other	785	808	500
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(22,654)	(34,664)	(27,860)
Notes receivable	(33,351)	1,824	—
Prepaid expenses and other assets	(697)	(2,238)	(10,328)
Accounts payable, accrued expenses and other	16,323	7,911	13,824
Accrued special charges	14,288	—	—
Income taxes	8,493	8,509	7,638
Accrued compensation	(14,286)	30,467	6,568
Billings in excess of services provided	3,330	(2,921)	(7,412)

Net cash provided by operating activities	63,966	99,379	58,443

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(267,332)	(52,182)	(1,253)
Purchases of property and equipment	(30,359)	(17,827)	(11,939)
Proceeds from note receivable due from purchasers of former subsidiary	—	5,525	—
Change in other assets	306	(374)	(501)

Net cash used in investing activities	(297,385)	(64,858)	(13,693)

Financing activities
Issuance of debt securities	215,000	350,000	—
Borrowings under long-term credit facilities	400	50,000	—
Payments of long-term debt	(25,476)	(155,000)	(16,250)
Borrowings under revolving line of credit	40,000	33,500	47,500
Payments of revolving line of credit	(40,000)	(33,500)	(47,500)
Issuance of common stock under equity compensation plans	10,217	9,551	2,870
Excess tax benefits from share-based compensation	2,118	—	—
Purchase and retirement of common stock	(23,376)	(148,050)	(10,810)
Payments of debt financing fees and others	(9,119)	(13,343)	(621)

Net cash provided by (used in) financing activities	169,764	93,158	(24,811)

Effect of exchange rate changes on cash	2,195	—	—

Net (decrease) increase in cash and cash equivalents	(61,460)	127,679	19,939
Cash and cash equivalents, beginning of year	153,383	25,704	5,765

Cash and cash equivalents, end of year	$91,923	$153,383	$25,704

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

We have a total workforce of over 2,000 employees who are strategically located in 29 cities in the United States, as well as the U.K., Ireland, France, Russia, Australia, China, Hong Kong, Japan, Singapore, United Arab Emirates and South Africa. Our clients include companies, as well as creditors or other stakeholders, such as financial institutions, private equity firms and the law firms that represent them.

Principles of consolidation. The consolidated financial statements include the accounts of FTI Consulting, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign Currency. Results of operations for our non-U.S. subsidiaries and affiliates are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income (loss).

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Supplemental cash flow information.

	Year Ended December 31,
	2006	2005	2004
Cash paid for interest	$22,447	$9,986	$4,962

Cash paid for income taxes, net of refunds	$28,648	$28,746	$21,358

Other non-cash investing and financing activities
Issuance of common stock to acquire businesses	$56,275	$29,683	$—

Issuance of notes payable to acquire business	$6,875	$—	$—

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

Goodwill. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in purchase business combinations. We do not amortize goodwill. We review goodwill for impairment as of October 1 of each year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is the condition that exists when the carrying amount of goodwill exceeds its fair value. Measurement of impairment is determined by calculating the implied fair value of goodwill, which is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. For purposes of impairment testing, our reporting units are our operating segments which represent the lowest level for which discrete financial information is available and regularly reviewed by management. Components are combined when determining reporting units if they have similar economic characteristics. No impairment of goodwill was identified as a result of our impairment tests.

Other intangible assets. We amortize our intangible assets that have finite lives over the estimated periods benefited using the straight-line method. See note 5, “Goodwill and Other Intangible Assets.”

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

Capitalized software to be sold, leased or otherwise marketed. We capitalize costs for software products that will be sold, leased or otherwise marketed when technological feasibility has been established. We classify software products to be sold, leased or otherwise marketed as noncurrent other assets.

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

Derivative instruments designated in hedging relationships that mitigate exposure to changes in the fair value of our fixed-rate debt are considered fair value hedges. Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of our variable-rate debt are considered cash flow hedges.

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

Revenue recognition. We derive most of our revenues from professional service activities. The vast majority of these activities are provided under time-and-expense billing arrangements, and revenues, consisting of billed fees and reimbursable expenses, are recorded as work is performed and expenses are incurred. We recognize revenues from reimbursable expenses in the period in which the expense is incurred. We normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the engagement and at our agreed-upon hourly rates. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We recognize revenues for these arrangements when all the performance-based criteria are met and collection of the fee is reasonably assured. See note 15 for information regarding a $22.5 million success fee we received during the fourth quarter of 2005. Revenues for engagement letters with multiple elements are recognized in accordance with Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements will Multiple Deliverables.” Revenues related to the amount of data stored or processed, or the number of pages processed are recognized as the services are provided based-on agreed-upon rates.

We recognize revenue related to sales of software licenses and electronically stored data using the guidance from AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and other related literature. Revenues from support and maintenance are recognized ratably over the term of the agreement.

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

Advertising costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $6.4 million during 2006, $3.5 million during 2005 and $0.7 million during 2004.

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

As a result of adopting Statement No. 123(R), our results of operations are different than they would have been if we had continued to account for share-based compensation under APB Opinion No. 25. If we had continued to account for share-based compensation under APB Opinion No. 25 then for the year ended December 31, 2006:

•	our income before income taxes would have been $11.1 million higher;

•	our net income would have been $8.1 million higher;

•	our basic earnings per share would have been $0.20 higher than our reported basic earnings per share of $1.06; and

•	our diluted earnings per share would have been $0.20 higher than our reported diluted earnings per share of $1.04.

Upon adoption of Statement No. 123(R), we reclassified our unamortized unearned compensation related to the issuance of unvested restricted stock awards to additional paid-in capital in our balance sheet.

Prior to the adoption of Statement No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. Statement No. 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of compensation cost recognized for those options, referred to as excess tax benefits, to be classified as financing cash flows. Excess tax benefits also include the entire tax deduction related to non-qualified stock options that were fully vested as of January 1, 2006. The $2.1 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted Statement No. 123(R).

In November 2005, the FASB issued FASB Staff Position, or FSP, No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We adopted the alternative transition method provided in FSP No. 123(R)-3 for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation.

Special charges. During the third quarter of 2006, we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular, we restructured our corporate finance U.K. operations and consolidated certain of our non-core practices in the United States, primarily through reductions in workforce. The charges consist of

•	$22.1 million of severance and other contractual employee related cost associated with the reduction in workforce, including $0.6 million related to the accelerated vesting of share-based awards; and

•	a $0.9 million non-cash intangible impairment charge associated with the contract backlog we acquired in May 2005 in connection with our acquisition of Cambio Health solutions.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Income taxes. We use the income and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings per common share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method; shares issuable upon settlement of the forward contract embedded in our accelerated share repurchase agreement using the reverse treasury stock method; and shares issuable upon conversion of our senior notes using the if-converted method. Since the average price per share of our common stock was below the conversion price of our convertible notes, the convertible notes did not have a dilutive effect on our earnings per share for any of the periods presented. Until the market price of our common stock exceeds $31.25 per share, the conversion feature of the convertible notes will not have an impact on the number of shares utilized to calculate diluted earnings per share. When the market price of our common stock exceeds $31.25 per share, the number of shares that would be issued if the convertible notes were converted will be included as outstanding shares in the calculation of the diluted earnings per share. See note 7 for further discussion.

	Year Ended December 31,
	2006	2005	2004
Numerator — basic and diluted
Net income	$42,024	$56,368	$42,878

Denominator
Weighted average number of common shares outstanding —basic	39,741	40,947	42,099
Effect of dilutive stock options	592	648	408
Effect of dilutive restricted shares	193	103	5
Effect of accelerated stock repurchase agreement	—	89	—

Weighted average number of common shares outstanding — diluted	40,526	41,787	42,512

Earnings per common share — basic	$1.06	$1.38	$1.02

Earnings per common share — diluted	$1.04	$1.35	$1.01

Antidilutive stock options and restricted shares	2,053	1,945	3,046

Concentrations of risk. We derive substantially all of our revenues from providing professional services to our clients in the United States. We believe that the geographic and industry diversity of our customer base throughout the U.S. minimizes the risk of incurring material losses due to concentrations of credit risk. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter. At December 31, 2006, we have an unsecured trade receivable totaling $12.4 million related to fees for services rendered in connection with a client matter where payment will not be received until the completion of the engagement. This amount is classified as non-current within other assets.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Our client service professionals have highly specialized skills. Maintenance and growth of revenues is dependent upon our ability to retain our existing professionals and attract new highly qualified professionals.

Significant new accounting pronouncements. On July 13, 2006, the FASB issued Interpretation, or FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other things. We will be required to adopt the provisions of FIN No. 48 on January 1, 2007, with any cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings or as an adjustment to purchase accounting if it relates to an acquisition. We continue to evaluate the impact of adopting FIN No. 48 but do not expect this accounting pronouncement to have a material effect on our financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. We adopted this guidance effective December 31, 2006. The adoption of this accounting pronouncement did not have a material effect on our financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings at each reporting date. The fair value option (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for the equity method; (ii) is generally irrevocable; and (iii) is applied only to entire instruments and not portions of instruments. We are required to adopt Statement No. 159 no later than January 1, 2008. We are currently evaluating the impact of adopting this standard on our financial position, results of operations and cash flows.

Reclassifications. Some prior year amounts have been reclassified to conform to the current year presentation.

2. Share-Based Compensation

Share-based incentive compensation plans. Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of December 31, 2006, 97,419 shares of common stock are available for grant under our 1997 Stock Option Plan.

Our 2004 Long-Term Incentive Plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other share-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares, performance awards or other share-based awards. As of December 31, 2006, 271,223 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

In June 2006, our stockholders approved the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. The 2006 plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares, performance awards or other share-based awards. As of December 31, 2006, 2,532,793 shares of common stock are available for grant under our 2006 Global Long-Term Incentive Plan.

In June 2006, our stockholders approved the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors. The deferred compensation plan provides for grants of stock unit and restricted stock unit awards to our key employees, other highly-compensated employees and non-employee directors. We are authorized to issue up to 1,500,000 shares of common stock under the deferred compensation plan. As of December 31, 2006, 1,425,000 shares of common stock are available for grant under our Deferred Compensation Plan for Key Employees and Non-Employee Directors.

Options are granted to employees with exercise prices equal to or exceeding the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the compensation committee of our board of directors. Options granted under our share-based incentive compensation plans generally vest over three to six years, although we have granted options that vest over eight years. Some options vest upon the earlier of the achievement of a service consideration or the achievement of a market condition. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years. Our share-based incentive compensation plans provide for accelerated vesting if there is a change in control, as defined in the applicable plan. The employment agreements with executive officers and other employees provide for accelerated vesting on other events, including death, disability, termination without good cause and termination by the employee with good reason. We issue new shares of our common stock whenever stock options are exercised or share awards are granted.

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

Employee stock purchase plan. The FTI Consulting, Inc. Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,300,000 shares of common stock are authorized for purchase under the plan. As of December 31, 2006, 120,439 shares of our common stock are available for purchase under the plan. Employees purchased shares of common stock under this plan during the following periods at the weighted average prices per share as indicated: year ending December 31, 2006, 402,299 at $20.97; year ending December 31, 2005, 307,388 at $16.41; and year ending December 31, 2004—202,396 at $14.03.

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

Year Ended December 31,
	2006	2005	2004
Assumptions
Risk-free interest rate — option plan grants	4.29% —5.20%	3.44% —4.45%	1.90% —3.91%
Risk-free interest rate — purchase plan grants	4.37% —5.25%	2.55% —3.35%	0.96% —1.61%
Dividend yield	0%	0%	0%
Expected life of option grants	3 —10 years	3 years	3 — 5 years
Expected life of stock purchase plan grants	0.5 years	0.5 years	0.5 years
Stock price volatility — option plan grants	41.7% —51.7%	44.5% —54.1%	54.6% —59.6%
Stock price volatility — purchase plan grants	32.0% —37.7%	23.2% —34.7%	56.9% —71.6%

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

The table below reflects the total share-based compensation expense recognized in our income statements for the years ended December 31, 2006, 2005 and 2004. Statement No. 123(R) requires forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience. For the year ended December 31, 2006, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In our pro forma disclosures of share-based compensation under Statement No. 123, we accounted for forfeitures as they occurred.

	2006		2005		2004
Income Statement Classification	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants
Direct cost of revenues	$3,309	$1,224	$—	$1,295	$—	$1,225
Selling, general and administrative expense	7,800	1,763	—	661	—	99
Special charges	18	566	—	—	—	—

Share-based compensation expense before income taxes	11,127	3,553	—	1,956	—	1,324
Income tax benefit	3,011	1,515	—	821	—	557

Share-based compensation, net of income taxes	$8,116	$2,038	$—	$1,135	$—	$767

As of December 31, 2006, there was $27.6 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 3.7 years as the options vest. There were no share-based compensation costs capitalized as of December 31, 2006.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

As permitted by Statement No. 123, prior to January 1, 2006, we accounted for share-based payments to employees and non-employee members of our board of directors using the intrinsic value method prescribed by APB Opinion No. 25. Under APB Opinion No. 25, we recorded compensation expense over the vesting period to the extent that the fair value of the underlying shares of common stock on the grant date exceeded the exercise or acquisition price of the stock or share-based award. Primarily because options granted under our share-based incentive compensation plans had an exercise price greater than or equal to the market value of the underlying common stock on the grant date, we generally did not recognize compensation cost related to employee stock options or shares issued under our employee stock purchase plan. For the years ended December 31, 2005 and 2004, the following table illustrates the effect on net income and earnings per share if we had determined compensation cost by applying the fair value recognition provisions of Statement No. 123 to share-based employee awards.

	Year Ended December 31,
	2005	2004
Net income, as reported	$56,368	$42,878
Add — Share-based employee compensation cost included in reported net income, net of income taxes	1,135	767
Deduct — Total share-based employee compensation expense determined under fair value-based method for all awards, net of income taxes	(8,555)	(7,391)

Net income, pro forma	$48,948	$36,254

Earnings per common share
Basic, as reported	$1.38	$1.02

Basic, pro forma	$1.20	$0.86

Diluted, as reported	$1.35	$1.01

Diluted, pro forma	$1.18	$0.86

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

General stock option and share-based award information. The following table summarizes the option activity under our share-based incentive compensation plans as of and during the year ended December 31, 2006. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the fair market value of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2006	4,604	$20.56
Options granted during the period:
Exercise Price = fair market value	1,967	$26.85
Exercise Price > fair market value	90	$29.56
Options exercised	(628)	$16.26
Options forfeited	(182)	$21.53

Options outstanding, December 31, 2006	5,851	$23.25	7.5 years	$27,789

Options exercisable, December 31, 2006	3,059	$21.34	6.2 years	$20,041

The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of options exercised was:

•	$6.6 million during the year ended December 31, 2006;

•	$8.9 million during the year ended December 31, 2005; and

•	$5.6 million during the year ended December 31, 2004.

The table below reflects the weighted-average grant-date fair value of stock options granted, shares purchased under our employee stock purchase plan and restricted shares granted during the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$13.64	$8.08	$7.09
Grant price > fair market value	$10.49	$7.68	$6.63
Employee stock purchase plan shares	$6.86	$5.10	$6.62
Restricted shares	$26.44	$26.05	$18.60

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Following is a summary of the status of stock options outstanding and exercisable at December 31, 2006.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
$ 1.90 — $19.67	1,350	$16.14	6.9 years	884	$15.18
$19.80 — $23.82	1,175	$21.75	6.6 years	1,013	$21.73
$24.28 — $26.39	1,246	$25.09	7.5 years	693	$24.54
$26.45 — $27.60	1,306	$26.96	8.3 years	444	$27.38
$27.77 — $33.25	774	$28.68	8.8 years	25	$28.09

	5,851			3,059

A summary of our unvested restricted share award activity during the year ended December 31, 2006 is presented below. The fair value of unvested restricted share-based awards is determined based on the closing market price of our common stock on the grant date. Pre-vesting forfeitures were estimated to be between 0% and 1% based on historical experience.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted shares outstanding, January 1, 2006	640	$21.32
Restricted share awards granted	374	$26.44
Restricted share awards vested	(110)	$20.50
Restricted share awards forfeited	(35)	$21.15

Unvested restricted shares outstanding, December 31, 2006	869	$23.63

As of December 31, 2006, there was $16.9 million of unrecognized compensation cost related to unvested restricted share-based compensation arrangements. That cost is expected to be recognized ratably over a weighted-average period of 4.4 years as the awards vest. The total fair value of restricted share-based awards that vested was $2.2 million during the year ended December 31, 2006. The total fair value of restricted share-based awards that vested during the year ended December 31, 2005 was $0.9 million.

3. Acquisitions

We record assets acquired and liabilities assumed in business combinations on our balance sheet as of the respective acquisition dates based upon their estimated fair values at the acquisition date. We include the results of operations of businesses acquired in our income statement beginning on the acquisition dates. We allocate the acquisition cost to identifiable tangible and intangible assets and liabilities based upon their estimated relative fair values. We allocate the excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed to goodwill. We determine the fair value of intangible assets acquired based upon independent appraisals. The fair value of shares of our common stock issued in connection with a business combination is based on a five-day average of the closing price of our common stock two days before and two days after the date we agree to the terms of the acquisition and publicly announce the transaction. In certain circumstances, the allocations of the excess purchase price are based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

other analyses. Revisions to our preliminary estimates of fair value may be significant. With the exception of the acquisition of FD, described below, the business combinations consummated in 2005 and 2006, both individually and in the aggregate, did not materially impact our results of operations, pro forma results have not been presented.

2006 Acquisitions

Financial Dynamics. In October 2006, we completed our acquisition of approximately 97% of the share capital of FD International (Holdings) Limited, or FD, a global strategic business and financial communications consulting firm headquartered in London. FD provides consulting services related to financial communications, brand communications, public affairs and issues management and strategy development. The total acquisition cost was $253.8 million, including transaction costs. The total acquisition cost consists of approximately $220.8 million in cash, 1.1 million shares of restricted common stock valued at $26.1 million, loan notes payable to the certain sellers of FD shares in the aggregate principal amount of $6.9 million and deferred purchase obligations. We funded the cash portion of the purchase price through the issuance of $215.0 million of senior notes and borrowings of $40.0 million under our amended and restated senior secured credit facility. In February 2007, we acquired the remaining 3% of FD’s share capital that was outstanding for cash and common stock consideration totaling about $8 million. For the year ended December 31, 2006 and each year ending December 31, 2007 through December 31, 2010, former shareholders of FD who elected the earnout option will qualify for:

•	additional consideration based on earnings before interest, taxes and amortization, or EBITA, of the business unit (as defined in the offer to purchase); and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $22.26 per share.

The three principal executive officers of FD have entered into contracts of employment with FTI that contain covenants not to compete with FD for a 12 month period following termination of employment. The three principal FD executives also have been awarded stock options to purchase shares of our common stock and restricted shares of our common stock. We also entered into restricted stock agreements with the former FD shareholders who elected the earn-out option who have agreed not to sell, transfer, assign, pledge or otherwise dispose of the shares of common stock after the closing. The contractual restrictions on transfer will lapse as to all restricted shares issued as consideration for the purchase of their capital shares of FD on September 31, 2009, except that after September 30, 2007 senior management of FD, in its discretion, may waive the restrictions with respect to all or a portion of a holder’s restricted shares and the restrictions will lapse immediately upon death or a change in control of FTI. If a forfeiture event (as defined in the offer to purchase) occurs any restrictions on the shares of our common stock then held by such holder will be extended to September 30, 2013.

Compass. On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc., or Compass. Compass is a competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the United States, Europe and the Pacific Rim. The total acquisition cost, net of post-closing adjustments, was $72.7 million consisting of net cash and transaction costs of $47.3 million and 909,346 restricted shares of common stock valued at $25.4 million. We financed the cash portion of the purchase price from cash on hand. For each year ending between December 31, 2006 and December 31, 2013, the purchase agreement provides for:

•	additional consideration based on earnings before interest and taxes, or EBIT of the business unit (as defined in the purchase agreement);

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

•	the set aside of a percentage of EBIT of the business unit for each year to be used as incentive compensation to employees of and consultants to the business; and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $27.61.

The identifiable intangible assets we acquired consist principally of contract backlog, customer relationships, non-competition agreements and tradename and total $16.4 million. We recorded $52.8 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

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

Other. During 2006, we completed three other business combinations. The total acquisition cost was $27.0 million, consisting of cash and transaction costs of $22.3 million and 182,749 restricted shares of our common stock valued at $4.7 million. The purchase agreements for these business combinations contain provisions that include additional cash payments based on the achievement of annual financial targets in each of the next five to six years. Any contingent consideration payable in the future will be applied to goodwill.

2005 Acquisitions

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

The identifiable intangible assets that we acquired had a fair value of $8.0 million and consisted principally of contract backlog, customer relationships, trade name and non-competition agreements. We recorded $34.3 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. In addition, this acquisition enhances our industry expertise in healthcare management and finance. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

Ringtail. On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail business. Ringtail is a developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. The assets we acquired

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

include software products and technologies and intellectual property. Ringtail has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. Prior to the acquisition, we were an application service provider of Ringtail software. The costs related to this arrangement were not material to our results of operations. The total acquisition cost was $34.6 million, consisting of net cash and transaction costs of $19.6 million and 784,109 shares of our common stock valued at $15.0 million. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving line of credit. We may be required to pay the sellers additional annual consideration based upon post-acquisition revenues for the each of the years from 2005 through 2007. This earnout consideration may be up to $2.5 million per year and may be paid in cash, shares of our common stock or a combination of both. The full amount of the earnout was earned in 2005 and 2006. The 2005 earnout was paid in cash during 2006. We granted the sellers contractual protection against a decline in the value of any purchase price or earnout payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earnout shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency. On February 28, 2006, the first anniversary date of the issuance of the purchase price shares, we were not required to make a price protection payment. Any contingent consideration payable in the future will be applied to goodwill.

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

Other. During the third quarter of 2005, we completed two business combinations. The total acquisition cost was $7.1 million, consisting of $4.7 million of cash and transaction costs and 101,790 shares of our common stock valued at about $2.4 million. The purchase agreement for one of these business combinations contains provisions that include additional cash payments based on the achievement of annual financial targets in each of the five years ending December 31, 2010. Any contingent consideration payable in the future will be applied to goodwill.

Purchase Price Allocation

We recorded significant goodwill from the acquisitions completed in 2006 and 2005 as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. As of December 31, 2006, our remaining amortizable intangible assets are being amortized over a weighted-average useful life of 10.4 years. Excluding the foreign acquisitions, we believe the goodwill recorded as a result of these acquisitions will be fully deductible for income tax purposes over the next 15 years. The foreign acquisitions were stock transactions and as a result, the goodwill associated with these acquisitions is currently not deductible for income tax purposes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed pertaining to the acquisition of Financial Dynamics completed in 2006.

Direct cost of business combination
Cash paid, including transaction costs	$220,816
Common stock issued	26,108
Notes payable issued	6,874

Total	$253,798

Net assets acquired
Accounts receivable, billed and unbilled, net	$23,582
Other current assets	31,826
Property and equipment	5,389
Customer relationships (estimated 15 year weighted-average useful life)	37,490
Tradename (indefinite useful life)	7,649
Non-compete agreements (estimated 4 year weighted-average useful life)	1,507
Goodwill	218,476
Other assets	1,335
Accounts payable and accrued expenses	(26,306)
Billings in excess of services provided	(2,601)
Other liabilities	(44,549)

Total net assets acquired	$253,798

Pro Forma Results

Our consolidated financial statements include the operating results of each acquired business from the dates of acquisition. The unaudited pro forma financial information below for the years ended December 31, 2006 and 2005 assumes that our material business acquisition of Financial Dynamics had occurred at the beginning of each period presented.

	Year Ended December 31,
	2006	2005
Pro forma financial information for the acquisition of Financial Dynamics
Revenues	$800,809	$632,793
Income before income tax provision	84,768	89,170
Earnings per common share — basic	$1.11	$1.23

Earnings per common share — diluted	$1.09	$1.21

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

4. Balance Sheet Details

	December 31,
	2006	2005
Notes receivable
Notes receivable from employees	$6,777	$2,713
Note receivable from purchasers of former subsidiary	500	—

	$7,277	$2,713

Property and equipment
Furniture, equipment and software	$62,945	$49,087
Leasehold improvements	15,240	11,239
Construction in progress	14,587	1,999

	92,772	62,325
Accumulated depreciation and amortization	(41,446)	(33,023)

	$51,326	$29,302

Notes receivable, net of current portion
Notes receivable from employees and outside consultants, net of current portion	$33,696	$4,516
Note receivable from purchasers of former subsidiary and other	1,607	2,000

	$35,303	$6,516

Other assets
Debt financing fees	$20,211	$13,568
Account receivable, non-current	12,370	11,210
Other non-current assets	13,575	2,667

	$46,156	$27,445

Accounts payable, accrued expenses and other
Accounts payable	$11,158	$5,196
Accrued expenses	16,635	4,658
Accrued contingent consideration	16,961	3,300
Accrued special charges	10,845	—
Accrued interest	7,367	3,231
Employee stock purchase plan and other payroll related withholdings	5,784	2,788
Income taxes payable	9,164	2,513
Current portion of capital lease obligations	—	76

	$77,914	$21,762

Other liabilities
Deferred rent and accrued sublease losses	$17,431	$16,508
Accrued special charges	3,443	—
Interest rate swap liabilities	1,891	1,569
Capital lease obligations, net of current portion	—	22
Other non-current liabilities	3,609	170

	$26,374	$18,269

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Notes receivable due from employees include signing bonuses granted in the form of general recourse forgivable loans to attract and retain highly-skilled professionals. The notes are unsecured, except for one that is secured by shares of our common stock. These notes are being amortized to expense over their forgiveness periods of one to ten years. Professionals who terminate their employment with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but forgiven interest.

At December 31, 2006, we have an unsecured trade receivable of $12.4 million related to fees for services rendered in connection with a client matter where payment will not be received until the completion of the engagement. This receivable has been classified as non-current due to the long-term nature of the engagement.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows.

	Forensic/ Litigation	Corporate/ Finance Restructuring	Economic	Technology	Strategic and Financial Communications	Consolidated
Balance, December 31, 2004	$119,065	$264,887	$123,704	$—	$—	$507,656
Goodwill acquired during the year	2,275	34,293	1,645	27,784	—	65,997
Contingent purchase price	800			2,500	—	3,300
Adjustments to allocation of purchase price	—	(341)	—	—	—	(341)

Balance, December 31, 2005	122,140	298,839	125,349	30,284	—	576,612
Goodwill acquired during the year	18,836	—	52,321	2,123	219,028	292,308
Contingent purchase price	463	—	498	2,500	13,500	16,961
Adjustments to allocation of purchase price	16	(268)	1	81	—	(170)

Balance, December 31, 2006	$141,455	$298,571	$178,169	$34,988	$232,528	$885,711

Other intangible assets with finite lives are amortized over their estimated useful lives. During the third quarter of 2006, we determined that the backlog we acquired in May 2005 in connection with our acquisition of Cambio Health Solutions had a shorter life than we originally estimated, and therefore, we recorded a $0.9 million non-cash intangible impairment charge within our corporate finance/restructuring segment. This amount is recorded as a special charge in our income statement. For intangible assets with finite lives, we recorded amortization expense of $11.2 million in 2006, $6.5 million in 2005 and $6.8 million in 2004. Based solely on the amortizable intangible assets recorded as of December 31, 2006, we estimate amortization expense to be $9.6 million in 2007, $7.3 million in 2008, $7.0 million in 2009, $5.2 million in 2010, $4.5 million in 2011 and $29.6 million in years after 2011. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

	Useful Life In Years	December 31, 2006		December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract backlog	1 to 3	$4,881	$2,803	$8,105	$3,536
Customer relationships	3 to 15	55,980	5,766	10,340	2,827
Non-competition agreements	1 to 10	9,266	1,465	2,421	1,116
Software	5	4,400	1,613	4,400	733
Tradenames	1 to 4	391	38	—	—

		74,918	11,685	25,266	8,212
Unamortized intangible assets
Tradenames	Indefinite	14,478	—	4,400	—

		$89,396	$11,685	$29,666	$8,212

For acquisitions completed during 2006 and 2005, the aggregate amount of purchase price assigned to intangible assets other than goodwill consisted of the following.

	December 31, 2006		December 31, 2005
	Weighted- Average Amortization Period in Years	Fair Value	Weighted- Average Amortization Period in Years	Fair Value
Amortized intangible assets
Contract backlog	1.5	$4,511	1.5	$8,105
Customer relationships	14	45,640	11	2,040
Software	—	—	5	4,400
Non-competition agreements	8	7,745	5	765
Tradenames	3.5	391	—	—

		58,287		15,310
Unamortized intangible assets
Tradename	Indefinite	10,078	Indefinite	1,700

		$68,365		$17,010

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

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term notes and accounts receivable	$47,673	$45,880	$17,726	$16,615
Long-term debt and capital lease obligations, including current portion	570,358	611,054	348,529	372,975
Interest rate swap liabilities	1,891	1,891	1,569	1,569
Accelerated stock repurchase agreement	—	—	—	6,750

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

Long-term debt. We determined the fair value of the long-term debt based on quoted market prices for our senior notes and our convertible notes. We determined the fair value of our variable rate notes payable based on the carrying value, as interest rates reset every 90 days.

Interest rate swap liabilities. The carrying amount of our interest rate swap liabilities is fair value. The fair value of our interest rate swaps is based on estimates obtained from bankers to settle the agreements.

Accelerated stock repurchase agreement. We estimated the fair value of the accelerated stock repurchase agreement based on our actual obligation on December 31, 2005 plus an estimate of the amount that would be due if the shares remaining to be purchased in the open market were purchased at $27.44, the closing price of our common stock on December 31, 2005. See note 11 for further discussion.

Letters of credit. We use letters of credit primarily to back some lease guarantees. Outstanding letters of credit totaled $9.3 million at December 31, 2006 and $8.6 million at December 31, 2005. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

7. Long-Term Debt and Capital Lease Obligations

	December 31,
	2006	2005
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $1,891 and $1,569	$198,109	$198,431
7 3/4% senior notes due 2016	215,000	—
3 3/4% convertible senior subordinated notes due 2012	150,000	150,000
Notes payable to shareholders of acquired business	6,875	—
Other	374	—

Total long-term debt	570,358	348,431
Less current portion	6,917	—

Long-term debt, net of current portion	$563,441	$348,431

Total capital lease obligations	$—	$98
Less current portion	—	76

Capital lease obligations, net of current portion	$—	$22

7 5/8% senior notes due 2013. In August 2005, we completed the sale of $200.0 million in principal amount of 7 5/8% senior notes due June 15, 2013, generating net cash proceeds of $194 million after deducting fees and expenses and the initial purchasers’ discounts. Cash interest is payable semiannually beginning December 15, 2005 at a rate of 7.625% per year. We may choose to redeem some or all of these notes starting June 15, 2009 at an initial redemption price of 103.813% of the aggregate principal amount of these notes plus accrued and unpaid interest. On or before June 15, 2008, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 107.625% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If we do not maintain the registration of the notes effective through maturity, subject to limitations, then the annual interest rate on these notes will increase by 0.25% every 90 days, up to a maximum of 1.0%, until the default ceases to exist. If we have a registration default and subsequently correct it, the annual interest rate on the notes will revert to 7.625%.

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in fair value attributable to changes in market interest rates associated with $60.0 million of our senior notes. As a result of this hedge and in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we have recognized a $1.9 million decrease to the carrying value of the senior notes as of December 31, 2006 and a $1.6 million decrease to the carrying value of the senior notes as of December 31, 2005. However, this fair value hedge adjustment does not change the amounts due at maturity of the senior notes.

7 3/4% senior notes due 2016. In October 2006, we completed the issuance and sale in a private placement of $215.0 million in principal amount of 7 3/4% senior notes due October 1, 2016, generating net cash proceeds of $208 million after deducting fees and expenses and the initial purchasers’ discounts. All of these notes were exchanged for senior notes with identical terms registered with the Securities and Exchange Commission, or SEC, in February 2007. Cash interest is payable semiannually beginning April 1, 2007 at a rate of 7.75% per year. We may choose to redeem some or all of these notes starting October 1, 2011 at an initial redemption price of 103.875% of the aggregate principal amount of these notes plus accrued and unpaid interest. On or before

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

October 1, 2009, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 107.75% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If we do not maintain the registration of the notes effective through maturity, subject to limitations, then the annual interest rate on these notes will increase by 0.25% every 90 days, up to a maximum of 1.0%, until the default ceases to exist. If we have a registration default and subsequently correct it, the annual interest rate on the notes will revert to 7.75%.

3 3/4% convertible senior subordinated notes due 2012. In August 2005, we completed the sale of $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012, generating net cash proceeds of $144 million after deducting fees, expenses and the initial purchasers’ discounts. Cash interest is payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The convertible notes are non-callable. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required at our option either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. The convertible notes may be converted at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time period exceeds 120% of the conversion price for a specified time period or (4) if the trading price for a convertible note is less than 95% of the closing sale price of our common stock into which it can be converted for a specified time period. At December 31, 2006, the convertible notes were not convertible and the holders of the notes had no right to require us to repurchase the notes and therefore they are classified as long-term debt. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of December 31, 2006, the conversion price has not required adjustment. These notes are senior subordinated unsecured indebtedness of ours and will be subordinated to all of our existing and future senior indebtedness. The conversion feature embedded in the convertible notes is classified as an equity instrument under the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the conversion feature is not required to be bifurcated and accounted for separate from the notes. We do not have a stated intent or past practice of settling such instruments in cash, therefore share settlement is assumed for accounting purposes until actual settlement takes place. Until conversion, no amounts are recognized in our financial statements for the ultimate settlement of the conversion feature. Upon conversion, if we elect to settle the conversion feature with shares of our common stock, settlement of the conversion feature will be accounted for as an equity transaction involving the issuance of shares at fair value for settlement of the conversion feature. No gain or loss would be recognized in our financial statements as a result of settling the conversion feature in shares of common stock. If we elect to settle the conversion feature in cash, the full amount of the cash payment will be treated as a loss on the extinguishment of debt in our income statement when settled.

Senior secured credit facility and early extinguishment of term loans. On September 29, 2006, we amended and restated our senior secured credit facility to provide for $50.0 million in additional borrowing capacity under our revolving line of credit, facilitate the offering of our 7 3/4% senior notes described above, adjust our financial covenants and effect certain other changes. As of December 31, 2006, our senior secured

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

credit facility provides for a $150.0 million revolving line of credit. The maturity date of the $150.0 million revolving line of credit is September 30, 2011. We may choose to repay outstanding borrowings under the senior secured credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. We are also required to pay a commitment fee of between 0.25% and 0.5% on the unused portion of the revolving line of credit which is subject to change based on our consolidated leverage ratio. As of December 31, 2006, our commitment fee rate was 0.375%. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets. As of December 31, 2006, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of December 31, 2006, we had $9.3 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $140.7 million.

Our senior secured credit facility and the indenture governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At December 31, 2006, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indenture governing our senior notes.

Notes payable to shareholders of acquired business. In connection with the acquisition of FD, we issued $6.9 million of notes to former FD shareholders who elected to receive notes in lieu of cash. These notes are unsecured and bear interest based on LIBOR that compounds quarterly. The notes are redeemable at any time prior to maturity on October 5, 2008. Accordingly, they have been classified as a current obligation. Former FD shareholders who elected to receive notes in lieu of cash will also receive any earnout consideration in the form of notes.

Guarantees. Currently, we do not have any significant debt guarantees related to entities outside of the consolidated group. As of December 31, 2006, substantially all of our domestic subsidiaries are guarantors of borrowings under our senior secured credit facility, our senior notes and our convertible notes in the amount of $565.0 million.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Future maturities of long-term debt. For years subsequent to December 31, 2006, scheduled annual maturities of long-term debt outstanding as of December 31, 2006 are as follows.

2007	$44
2008	6,919
2009	45
2010	46
2011	47
Thereafter	565,148

572,249
Less fair value hedge adjustment	1,891

$570,358

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

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. We record all interest rate swaps at their fair market values within other assets or other liabilities on our balance sheet. As of December 31, 2006, the fair value of our interest rate swap agreements was a liability of $1.9 million. As of December 31, 2005, the fair value of our interest rate swap agreements was a liability of $1.6 million.

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our 7 5/8% fixed rate senior notes. The interest swap agreements mature on June 15, 2013. Under the terms of the interest rate swap agreements, we receive interest on the $60.0 million notional amount at a fixed rate of 7.625% and pay a variable rate of interest, between 8.18% and 8.22% at December 31, 2006, based on the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness has been recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. For the year ended December 31, 2006, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate increased interest expense by

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

$284,000. For the year ended December 31, 2005, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate reduced interest expense by $161,000.

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

We entered into a lease agreement for office space in New York City that commenced in July 2004 and expires in November 2021. In accordance with the lease terms, we received a cash inducement of $8.1 million in 2004 and an additional $3.3 million in 2005. We have classified the inducements as deferred rent within other liabilities in our balance sheet. We are amortizing the cash inducements over the life of the lease as a reduction to the cash rent expense.

Rental expense, net of rental income was $20.2 million during 2006, $16.3 million during 2005 and $12.6 million during 2004. For years subsequent to December 31, 2006, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income of $3.4 million in 2007, $1.9 million in 2008, $1.7 million in 2009, $1.4 million in 2010 and $0.4 million in 2011 are as follows.

2007	$23,541
2008	24,384
2009	23,144
2010	22,477
2011	21,254
Thereafter	138,049

$252,849

Loss on subleased facilities. During the fourth quarter of 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility. As a result of this decision, we vacated leased office facilities prior to the lease termination dates. We recorded a loss of $4.7 million within our corporate segment related to the abandoned facilities during the fourth quarter of 2004. This charge includes $0.7 million of asset impairments and $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income of $4.2 million. We calculated the present value of our future lease payments using a discount rate of about 8%. In August 2005, we entered into a 30-month sublease related to some space in our new office facility in New York City resulting in a loss of $0.9 million. Sublease losses are classified as a component of selling, general and administrative expense and primarily represent the present value of the future lease payments related to the space we subleased net of estimated sublease income. During 2006, we made payments, net of sublease income, of about $0.5 million against the total lease loss liability. As of December 31, 2006, the balance of the liability for losses on abandoned and subleased facilities was $1.9 million. During 2005, we made payments, net of sublease income, of about $2.2 million against the total lease loss liability. As of December 31, 2005, the balance of the liability for losses on abandoned and subleased facilities was $2.4 million.

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

Litigation settlement (losses) gains, net. During 2006, 2005 and 2004 we reached settlement on various lawsuits. As a result, we recorded net losses of $0.2 million in 2006, $1.6 million in 2005 and net gains of $1.7 million in 2004.

10. Income Taxes

Significant components of deferred tax assets and liabilities are as follows.

	12/31/2006		12/31/2005
	Asset	Liability	Asset	Liability
Current tax assets (liabilities)
Allowance for doubtful accounts	$3,054	$—	$1,389	$—
Accrued vacation and bonus	4,471	—	3,766	—
Accrued sublease losses	793	—	1,249	—
Restricted stock	1,113	—	904	—
Other	133	—	—	(59)
Prepaid expenses	—	(1,171)	—	(845)

Total current tax assets (liabilities)	9,564	(1,171)	7,308	(904)

Long-term assets (liabilities)
Property, equipment and capitalized software	345	—	499	—
Deferred rent	5,383	—	4,940	—
Share-based compensation	1,570	—	—	—
Forgivable notes receivable from employees	2,720	—	764	—
Foreign tax credits	3,902	—	—	—
Accrued special charges	5,131	—	—	—
Deferred compensation	—	(3,962)	—	(173)
Goodwill and other intangible asset amortization	—	(72,070)	—	(39,598)
Currency translation adjustment	—	(801)	—	—

Total long-term deferred tax assets (liabilities)	$19,051	$(76,833)	$6,203	$(39,771)

Total deferred tax assets (liabilities)		$(49,389)		$(27,164)

We have $3.9 million of foreign tax credit carryforwards that start to expire in 2015.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

The components of the income tax provision from continuing operations are as follows.

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$23,986	$24,915	$16,007
State	5,917	6,708	5,755
Foreign	3,385	—	—

	33,288	31,623	21,762

Deferred
Federal	2,282	7,289	8,260
State	1,787	1,907	1,155
Foreign	(216)	—	—

	3,853	9,196	9,415

Income tax provision	$37,141	$40,819	$31,177

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows.

	Year Ended December 31,
	2006	2005	2004
Federal income tax provision at statutory rate	$27,708	$34,016	$25,919
State income taxes, net of federal benefit	4,932	5,626	4,273
Share-based compensation not deductible for tax purposes	1,452	—	—
Expenses not deductible for tax purposes	3,049	1,177	985

	$37,141	$40,819	$31,177

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

Common stock repurchase program. In October 2003, our board of directors authorized a share repurchase program which is effective through December 31, 2007. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities.

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

We accounted for the forward contract under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument. As the fair value of the forward contract at inception was zero, no accounting for the forward contract was required until settlement, since the forward contract continued to meet the requirements for classification as an equity instrument. The amount paid to settle the contract was recorded as a reduction to additional paid-in capital and reflected as a purchase of common stock within our statement of stockholders’ equity in 2006. In calculating diluted earnings per share, we assumed the accelerated stock repurchase would be settled through the issuance of additional shares of common stock. Accordingly, the estimated shares issuable based on the fair value of the forward contract at December 31, 2005 were included in the weighted average shares outstanding for the computation of diluted earnings per share for the year ended December 31, 2005.

In August 2005, we used an additional $70.3 million of the net proceeds received from the private placement of our convertible notes to purchase 2.9 million shares of our common stock. During 2005, we purchased and retired 6.1 million shares of our common stock for a total cost of about $148.1 million. During 2006, we purchased and retired 0.6 million shares of our common stock for a total cost of about $16.6 million. Since inception of the program, we purchased and retired a total of 7.6 million shares of our common stock for a total of $186.2 million, including the $6.8 million we paid to settle the accelerated share repurchase agreement in February 2006, leaving $33.5 million available for purchase under the program. In February 2007, our board of directors increased the amount of cash we are authorized to spend on the share repurchase program from $33.5 million available at the time to $50.0 million.

12. Employee Benefit Plan

We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which are limited to a percent of the participant’s eligible compensation. The percentage match is at the discretion of our board of directors. We made contributions related to the plan of $5.5 million during 2006, $3.7 million during 2005 and $3.0 million during 2004.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

13. Segment Reporting

We manage our business in five reportable operating segments. Our reportable operating segments are managed separately and include our forensic/litigation, corporate finance/restructuring, economic, technology and strategic and financial communications consulting practices. Our strategic and financial communications consulting practice was formed as a result of our acquisition of FD in October 2006; therefore no segment results are presented for years prior to 2006.

Our forensic/litigation consulting practice provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and other trial support services. Our graphics services at trial and technology and electronic evidence experts assist clients in preparing for and presenting their cases in court.

Our corporate finance/restructuring consulting practice provides turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions, transaction advisory and interim management services. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, offering services such as interim management in turnaround situations, rightsizing infrastructure, assessing long-term enterprise viability and business strategy consulting.

We deliver sophisticated economic analysis and modeling of issues arising in mergers and acquisitions and other complex commercial and securities litigation. Within our economic consulting practice, we provide our clients with analyses of complex economic issues for use in legal and regulatory proceedings, strategic decision-making and public policy debates. We are also in the business of advising on developing and implementing concrete strategies for driving revenue growth and profitability. Our statistical and economic experts help companies evaluate issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. Our professionals regularly provide expert testimony on damages, rates and prices, valuations, merger effects, intellectual property disputes in antitrust cases, regulatory proceedings and valuations.

Our technology practice provides products, services and consulting to law firms, corporations and government agencies worldwide. Our principal business focuses on the collection, preservation, review and production of electronically stored information, or ESI. ESI can include e-mail, computer files, voicemail, instant messaging or transactional data stored on a computer. Our technology professionals combine industry leading software tools and domain experience to help our clients manage this information in a variety of litigation, investigation and arbitration related activities. Our repository services team provides a highly scalable, online litigation review environment using our Ringtail product suite. Our Ringtail products are also directly licensed to clients. Prior to 2006, we operated our technology practice as part of our forensic/litigation consulting segment.

We manage FD which we acquired as of October 4, 2006, as our strategic and financial communications consulting practice. Through this segment we provide advice and consulting services related to financial communications, brand communications, public affairs and issues management and business consulting.

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

Substantially all of our revenues are attributed to or are located in the United States. We do not have a single customer that represents ten percent or more of our consolidated revenues. As of December 31, 2006, our fixed assets located in the United States have a net book of $45.4 million. The net book value of our fixed assets located in foreign countries is $5.9 million as of December 31, 2006. As of December 31, 2005, substantially all of our fixed assets were located in the United States.

The table below presents revenues, gross margin and segment profits for our current reportable segments for the two years in the period ended December 31, 2006.

	Forensic/ Litigation	Corporate Finance/ Restructuring	Economic	Technology	Strategic and Financial Communications	Corporate	Total
Year Ended December 31, 2006
Revenues	$193,287	$212,617	$144,091	$117,230	$40,708	$—	$707,933
Gross margin	89,196	86,457	55,608	65,304	22,336	—	318,901
Segment profit (loss)	55,306	51,514	36,873	46,965	14,173	(51,492)	153,359
Year Ended December 31, 2005
Revenues	$157,263	$211,027	$108,398	$62,857	$—	$—	$539,545
Gross margin	73,457	101,410	38,926	34,160	—	—	247,953
Segment profit (loss)	45,324	70,008	24,249	25,001	—	(34,625)	129,957

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

For the three years in the period ended December 31, 2006, the table below presents revenues, gross margin and segment profits as we reported our segment results prior to 2006.

	Forensic/ Litigation/ Technology	Corporate Finance/ Restructuring	Economic	Strategic and Financial Communications	Corporate	Total
Year ended December 31, 2006
Revenues	$310,517	$212,617	$144,091	$40,708	$—	$707,933
Gross margin	154,500	86,457	55,608	22,336	—	318,901
Segment profit (loss)	102,271	51,514	36,893	14,173	(51,492)	153,339

Year ended December 31, 2005
Revenues	$220,120	$211,027	$108,398	$—	$—	$539,545
Gross margin	107,617	101,410	38,926	—	—	247,953
Segment profit (loss)	70,325	70,008	24,249	—	(34,625)	129,957

Year ended December 31, 2004
Revenues	$178,650	$162,495	$85,860	$—	$—	$427,005
Gross margin	83,177	77,618	31,240	—	—	192,035
Segment profit (loss)	50,556	51,461	19,333	—	(25,260)	96,090

N/A – Not available

The following table presents a reconciliation of segment profit to income before income tax provision.

	Year Ended December 31,
	2006	2005	2004
Operating profit
Total segment profit	$153,339	$129,957	$96,090
Depreciation and amortization	(13,197)	(11,360)	(9,113)
Special charges	(22,972)	—	—
Amortization of other intangible assets	(11,175)	(6,534)	(6,836)
Interest and other expense, net	(26,830)	(14,876)	(6,086)

Income before income tax provision	$79,165	$97,187	$74,055

For the year ended December 31, 2006, the detail of the special charges by segment is as follows:

Forensic/Litigation	$9,890
Corporate Finance/Restructuring	7,740
Economic	4,148
Technology	—
Strategic and Financial Communications	—
Corporate	1,194

Total Company	$22,972

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

14. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our senior notes and our convertible notes. The guarantees are full and unconditional and joint and several. All of our guarantors are wholly-owned subsidiaries. See note 3 for a discussion of our significant acquisitions completed during 2006. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our subsidiaries by dividend or loan.

The following financial information presents condensed consolidating balance sheets, income statements and statements of cash flows for FTI Consulting, Inc., all guarantor subsidiaries, all non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting, Inc. and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Consolidating Balance Sheet Information as of December 31, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$70,010	$3,592	$18,321	$—	$91,923
Accounts receivable, net	107,349	42,090	21,658	—	171,097
Intercompany receivables	255,241	—	—	(255,241)	—
Other current assets	20,723	6,103	5,103	—	31,929

Total current assets	453,323	51,785	45,082	(255,241)	294,949
Property and equipment, net	41,693	3,761	5,872	—	51,326
Goodwill	407,452	232,562	245,697	—	885,711
Other intangible assets, net	5,104	24,833	47,774	—	77,711
Investments in subsidiaries	344,723	288,510	1,896	(635,129)	—
Other assets	57,325	22,223	1,911	—	81,459

Total assets	$1,309,620	$623,674	$348,232	$(890,370)	$1,391,156

Liabilities
Intercompany payables	$—	$227,281	$27,960	$(254,241)	$—
Other current liabilities	128,750	24,847	24,862	—	178,459

Total current liabilities	128,750	252,128	52,822	(254,241)	178,459
Long-term debt, net	563,441	—	—	—	563,441
Other liabilities	52,329	23,934	7,893	—	84,156

Total liabilities	744,520	276,062	60,715	(254,915)	826,056
Stockholders’ equity	565,100	347,612	287,517	(635,129)	565,100

Total liabilities and stockholders’ equity	$1,309,620	$623,674	$348,232	$(890,370)	$1,391,156

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Consolidating Balance Sheet Information as of December 31, 2005

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$151,250	$142	$1,991	$—	$153,383
Accounts receivable, net	98,680	28,459	349	—	127,488
Intercompany receivables	—	24,890	—	(24,890)	—
Other current assets	13,066	2,386	1,812	—	17,264

Total current assets	262,996	55,877	4,152	(24,890)	298,135
Property and equipment, net	26,520	2,322	460	—	29,302
Goodwill	399,522	177,090	—	—	576,612
Other intangible assets, net	3,590	17,864	—	—	21,454
Investments in subsidiaries	241,862	—	—	(241,862)	—
Other assets	22,318	11,634	9	—	33,961

Total assets	$956,808	$264,787	$4,621	$(266,752)	$959,464

Liabilities
Intercompany payables	$24,018	$—	$872	$(24,890)	$—
Other current liabilities	81,427	23,074	426	—	104,927

Total current liabilities	105,445	23,074	1,298	(24,890)	104,927
Long-term debt, net	348,431	—	—	—	348,431
Other liabilities	48,663	3,174	—	—	51,837

Total liabilities	502,539	26,248	1,298	(24,890)	505,195
Stockholders’ equity	454,269	238,539	3,323	(241,862)	454,269

Total liabilities and stockholders’ equity	$956,808	$264,787	$4,621	$(266,752)	$959,464

Consolidating Statement of Income Information for the Year Ended December 31, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$478,160	$187,952	$41,821	$—	$707,933
Operating expenses
Direct cost of revenues	259,763	100,583	28,686	—	389,032
Selling, general and administrative expense	140,809	27,943	9,820	—	178,572
Special charges	14,992	1,082	6,898	—	22,972
Amortization of other intangible assets	1,865	8,449	861	—	11,175

Operating income	60,731	49,895	(4,444)	—	106,182
Other income (expense)	(26,522)	(507)	(72)	—	(27,101)

Income before income tax (provision) benefit	34,209	49,388	(4,516)	—	79,081
Income tax (provision) benefit	(18,714)	(20,221)	1,794	—	(37,141)
Equity in net earnings of subsidiaries and affiliate	26,529	6,118	1,980	(34,543)	84

Net income (loss)	$42,024	$35,285	$(742)	$(34,543)	$42,024

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Consolidating Statement of Income Information for the Year Ended December 31, 2005

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$410,958	$123,950	$4,637	$—	$539,545
Operating expenses
Direct cost of revenues	216,032	71,732	3,828	—	291,592
Selling, general and administrative expense	108,039	18,051	1,637	—	127,727
Amortization of other intangible assets	1,569	4,965	—	—	6,534

Operating income	85,318	29,202	(828)	—	113,692
Other income (expense)	(16,481)	(12)	(12)	—	(16,505)

Income before income tax (provision) benefit	68,837	29,190	(840)	—	97,187
Income tax (provision) benefit	(29,276)	(11,857)	314	—	(40,819)
Equity in net earnings of subsidiaries	16,807	—	—	(16,807)	—

Net income (loss)	$56,368	$17,333	$(526)	$(16,807)	$56,368

Consolidating Statement of Income Information for the Year Ended December 31, 2004

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$347,269	$77,252	$2,484	$—	$427,005
Operating expenses
Direct cost of revenues	185,230	47,488	2,252	—	234,970
Selling, general and administrative expense	93,663	12,150	917	—	106,730
Amortization of other intangible assets	4,468	2,368	—	—	6,836

Operating income	63,908	15,246	(685)	—	78,469
Other income (expense)	(4,392)	(22)	—	—	(4,414)

Income before income tax provision	59,516	15,224	(685)	—	74,055
Income tax provision	(24,994)	(6,183)	—	—	(31,177)
Equity in net earnings of subsidiaries	8,356	—	—	(8,356)	—

Net income (loss)	$42,878	$9,041	$(685)	$(8,356)	$42,878

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Consolidating Statement of Cash Flow Information for the Year Ended December 31, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$39,516	$37,077	$(12,627)	$63,966

Investing activities
Payments for acquisition of businesses, net of cash received	(293,228)	386	25,510	(267,332)
Purchases of property and equipment and other	(26,710)	(2,801)	(542)	(30,053)

Net cash (used in) provided by investing activities	(319,938)	(2,415)	24,968	(297,385)

Financing activities
Issuance of debt securities	215,000	—	—	215,000
Payments of long-term debt	(25,476)	—	—	(25,476)
Purchase and retirement of common stock	(23,376)	—	—	(23,376)
Intercompany transfers	29,418	(31,212)	1,794	—
Other	3,616	—	—	3,616

Net cash provided by (used in) financing activities	199,182	(31,212)	1,794	169,764

Effect of exchange rate changes on cash	—	—	2,195	2,195

Net (decrease) increase in cash and cash equivalents	(81,240)	3,450	16,330	(61,460)
Cash and cash equivalents, beginning of year	151,250	142	1,991	153,383

Cash and cash equivalents, end of year	$70,010	$3,592	$18,321	$91,923

Consolidating Statement of Cash Flow Information for the Year Ended December 31, 2005

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$85,767	$16,249	$(2,637)	$99,379

Investing activities
Payments for acquisition of businesses, net of cash received	(55,366)	3,184	—	(52,182)
Purchases of property and equipment and other	(10,940)	(1,227)	(509)	(12,676)

Net cash (used in) provided by investing activities	(66,306)	1,957	(509)	(64,858)

Financing activities
Issuance of debt securities	350,000	—	—	350,000
Payments of long-term debt	(155,000)	—	—	(155,000)
Purchase and retirement of common stock	(148,050)	—	—	(148,050)
Capital contributions from parent	(3,216)	—	3,216	—

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Consolidating Statement of Cash Flow Information for the Year Ended December 31, 2005

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Intercompany transfers	17,197	(18,069)	872	—
Other	46,208	—	—	46,208

Net cash provided by (used in) financing activities	107,139	(18,069)	4,088	93,158

Net increase in cash and cash equivalents	126,600	137	942	127,679
Cash and cash equivalents, beginning of year	24,650	5	1,049	25,704

Cash and cash equivalents, end of year	$151,250	$142	$1,991	$153,383

Consolidating Statement of Cash Flow Information for the Year Ended December 31, 2004

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$48,326	$10,994	$(877)	$58,443

Investing activities
Payments for acquisition of businesses, net of cash received	(445)	—	—	(1,253)
Purchases of property and equipment and other	(12,469)	(764)	(15)	(12,440)

Net cash used in investing activities	(12,914)	(764)	(15)	(13,693)

Financing activities
Payments of long-term debt	(16,250)	—	—	(16,250)
Purchase and retirement of common stock	(10,810)	—	—	(10,810)
Capital contributions from parent	(1,525)	—	1,525	—
Intercompany transfers	10,304	(10,232)	(72)	—
Other	2,249	—	—	(2,249)

Net cash (used in) provided by financing activities	(16,032)	(10,232)	1,453	(24,811)

Net increase (decrease) in cash and cash equivalents	19,380	(2)	561	19,939
Cash and cash equivalents, beginning of year	5,270	7	488	5,765

Cash and cash equivalents, end of year	$24,650	$5	$1,049	$25,704

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

15. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2006
Revenues	$169,264	$159,760	$162,068	$216,841
Direct cost of revenues	95,259	90,083	91,554	112,136
Other operating expenses	46,180	41,415	65,234	59,890

Operating income	27,825	28,262	5,280	44,815
Interest expense, net	(4,962)	(5,451)	(5,692)	(10,725)
Litigation settlement (losses) gains, net	(264)	(5)	688	(606)

Income before income tax provision	22,599	22,806	276	33,484
Income tax provision	10,312	10,139	562	16,128

Net income (loss)	$12,287	$12,667	$(286)	$17,356

Earnings per common share — basic	$0.31	$0.32	$(0.01)	$0.43

Earnings per common share — diluted	$0.31	$0.32	$(0.01)	$0.42

Weighted average common shares outstanding
Basic	39,326	39,114	39,326	40,574

Diluted	40,243	39,885	39,326	41,392

2005
Revenues	$116,614	$123,917	$133,189	$165,825
Direct cost of revenues	64,345	65,192	73,341	88,714
Other operating expenses	28,902	30,898	34,539	39,922

Operating income	23,367	27,827	25,309	37,189
Interest expense, net	(1,555)	(2,310)	(6,014)	(4,997)
Litigation settlement (losses) gains, net	(304)	(708)	21	(638)

Income before income tax provision	21,508	24,809	19,316	31,554
Income tax provision	9,033	10,420	8,113	13,253

Net income	$12,475	$14,389	$11,203	$18,301

Earnings per common share — basic	$0.29	$0.34	$0.28	$0.47

Earnings per common share — diluted	$0.29	$0.33	$0.27	$0.46

Weighted average common shares outstanding
Basic	42,319	42,808	40,177	38,537

Diluted	42,741	43,326	41,170	39,959

The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted-average number of common shares outstanding during each quarterly period.

Revenues. In December 2005, we received a $22.5 million success fee in connection with the resolution of a legal case involving a bankrupt estate for which we served as fiduciary for several years. Professionals services related to the success fee were performed prior to 2005, but because of significant contingencies surrounding the

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

ultimate resolution of the matter, collection of the fees could not be reasonably assured. We used about $13 million of the proceeds to compensate professionals primarily in the corporate finance/restructuring consulting practice who participated in the assignment and to provide incentive compensation for other employees. This amount was recorded as accrued compensation in our consolidated balance sheet as of December 31, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2006, pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Policy on Ethics and Business Conduct, or Code of Ethics, which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Corporate Controller and our other financial professionals, as well as our Chief Operating Officer, Chief Legal and Risk Officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at http://www.fticonsulting.com/web/about/governance.html. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K filed with the Securities Exchange Commission. We will provide printed copies of our Corporate Governance documents, including, without limitation, our Corporate Governance Guidelines, the Charters of the Committees of our Board and our Code of Ethics, to any person, without charge, upon request to our Corporate Secretary, FTI Consulting, Inc., 500 East Pratt Street, Suite 1400, Baltimore, Maryland 21202, telephone number (410) 951-4800.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in our proxy statement under the caption “Executive Officers and Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and this Annual Report on Form 10-K under the caption “Part II—Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our proxy statement under the caption “Executive Officers and Compensation — Certain Relationships and Related Party Transactions” and “Information About the Board of Directors and Committees” and “Corporate Governance” is incorporated herein by reference.

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

		Management’s Report on Internal Control over Financial Reporting

		Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

		Reports of Independent Registered Public Accounting Firm — Consolidated Financial Statements

		Consolidated Balance Sheets — December 31, 2006 and 2005

		Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004

		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2006, 2005 and 2004

		Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004

		Notes to Consolidated Financial Statements

	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:

		Schedule II — Valuation and Qualifying Accounts

		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise furnished.

FTI Consulting, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts*	Deductions**	Balance at End of Period
Year Ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$17,330	$8,570	$3,494	$9,043	$20,351

Year Ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$16,693	$5,482	$27	$4,872	$17,330

Year Ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$20,045	$7,062	$523	$10,937	$16,693

*	Includes (1) allowance recorded upon acquisitions, net of dispositions and adjustments to purchase price allocations and (2) provision for unbilled services recorded as a reduction to revenues as it relates to fee adjustments and other discretionary pricing adjustments.
**	Includes (1) direct write-offs of uncollectible and unrealizable accounts receivable and (2) recoveries of billed accounts receivable and fee adjustments not previously written off.

(3) List of exhibits filed with this Annual Report or previously filed as indicated and incorporated herein by reference.

Exhibit Number		Description of Exhibits
1.1	**	Purchase Agreement, dated as of July 28, 2005, by and among FTI, the guarantors named therein and the Initial Purchasers named therein, relating to the Senior Notes. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference).

1.2	**	Purchase Agreement, dated as of July 28, 2005, by and among FTI, the guarantors named therein and the Initial Purchasers named therein, relating to the Convertible Notes. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference).

1.3	**	Purchase Agreement dated September 27, 2006, by and among FTI Consulting, Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to the Senior Notes. (Filed with the SEC, on October 3, 2006 as exhibit 1.1 to FTI Consulting, Inc.’s Current Report on Form 8-K/A (Amendment No. 2) dated September 27, 2006 and incorporated herein by reference.)

2.1	**	Agreement for the Purchase and Sale of Assets dated as of July 24, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on July 26, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 24, 2002 and incorporated herein by reference.)

2.2	**	LLC Membership Interests Purchase Agreement dated as of January 31, 2000, by and among FTI Consulting, Inc., and Michael Policano and Robert Manzo (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on February 15, 2000 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 4, 2000 and incorporated herein by reference.)

2.3	**	Asset Purchase Agreement dated October 22, 2003, by and among KPMG LLP, DAS Business LLC and FTI Consulting, Inc. FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on November 14, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 3, 2003 and incorporated herein by reference.)

2.4	**	Asset Purchase Agreement dated September 25, 2003, by and among FTI Consulting, Inc., LI Acquisition Company, LLC, Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp. FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on October 2, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 25, 2003 and incorporated herein by reference.)

2.5	**	Asset Purchase Agreement dated February 16, 2005, by and among FTI Consulting, Inc., FTI, LLC, FTI Repository Services, LLC, FTI Consulting Ltd., FTI Australia Pty Ltd, Edward J. O’Brien and Christopher R. Priestley, Messrs. Edward J. O’Brien and Christopher R. Priestley trading as the Ringtail Suite Partnership, Ringtail Solutions Pty Ltd, on its behalf and as trustee for Ringtail Unit Trust, Ringtail Solutions, Inc. and Ringtail Solutions Limited. FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the SEC on February 23, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 16, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
2.6**	Asset Purchase Agreement, dated as of May 23, 2005, by and among Cambio Health Solutions, LLC, Cambio Partners, LLC, each of the individuals named in Exhibit A thereto that becomes a party thereto prior to the Closing (as defined therein) by executing a joinder agreement on or after the date thereof, FTI Consulting, Inc, FTI, LLC, FTI Cambio LLC, and the Seller Representative (as defined therein). (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 23, 2005 and incorporated herein by reference.)

2.7**	Purchase Agreement, dated as of November 15, 2005, by and among FTI Compass, LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, FTI, LLC, a Maryland limited liability company, Competition Policy Associates, Inc., a District of Columbia corporation (the “Company”), and the stockholders of the Company listed on Schedule I thereto. (Filed with the SEC on November 19, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 22, 2005 and incorporated by reference herein).

2.8	Form of Irrevocable Undertaking entered into by Controlling Shareholder Group of FD International (Holdings) Limited. (Filed with the SEC on October 10, 2006 as exhibit 10.2 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.9	Form of Irrevocable Undertaking entered into by Executive Officers of FD International (Holdings) Limited. (Filed with the SEC on October 10, 2006 as exhibit 10.3 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.10	Form of Irrevocable Undertaking entered into by Other Shareholders of FD International (Holdings) Limited. (Filed with the SEC on October 10, 2006 as exhibit 10.4 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.11	Warranty Deed dated as of September 11, 2006 between FTI FD LLC and the Warrantors named therein. (Filed with the SEC on October 10, 2006 as exhibit 10.6 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

4.1	Indenture dated August 2, 2005 among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to the senior notes. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.2	Indenture, dated as of August 2, 2005, by and among FTI, the guarantors named therein and Wilmington Trust Company, as trustee, relating to the convertible notes. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.3	Form of Note (included as Exhibit A to Exhibit 4.1) (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of August 2, 2005, among FTI Consulting, Inc., Goldman, Sachs & Co. and Banc of America Securities LLC. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.5	First Supplemental Indenture relating to the senior notes, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors names therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, relating to the senior notes. (Filed with the SEC on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.6	First Supplemental Indenture relating to the convertible notes, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors names therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, relating to the convertible notes. (Filed with the SEC on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.7	Second Supplemental Indenture dated as of February 22, 2006, by and among FTI Consulting, Inc., the guarantors named therein, Competition Policy Associates, Inc. and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee. (Filed with the SEC on February 24, 2006 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment no. 2 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.8	Second Supplemental Indenture dated as of February 22, 2006 relating to 7 5/8% Senior Notes due 2013, by and among FTI Consulting, Inc., Competition Policy Associates, Inc., District of Columbia corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, as amended and supplemented from time to time. (Filed with the SEC on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.9	Third Supplemental Indenture dated as of September 15, 2006 relating to 7 5/8% Senior Notes due 2013, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, as amended and supplemented from time to time. (Filed with the SEC on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.10	Third Supplemental Indenture dated as of September 15, 2006 relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, as amended and supplemented from time to time. (Filed with the SEC on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.11	Indenture dated as of October 3, 2006, relating to the 7 3/4% Senior Notes due 2016, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee. (Filed with the SEC on October 10, 2006 as exhibit 4.1 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.12	Form of Note relating to 7 3/4% Senior Notes due 2016. (Filed with the SEC on October 10, 2006 as exhibit A to exhibit 4.1 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.13	Form of Put and Call Option Agreement. (Filed with the SEC on October 10, 2006 as exhibit 4.2 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.14	Fourth Supplemental Indenture dated as of November 7, 2006 relating to 7 5/8% Senior Notes due 2013, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, as amended and supplemented from time to time. (Filed with the SEC on December 15, 2006 as exhibit 4.14 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.15	Fourth Supplemental Indenture dated as of November 7, 2006 relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, as amended and supplemented from time to time. (Filed with the SEC on December 15, 2006 as exhibit 4.15 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.16	First Supplemental Indenture dated as of December 11, 2006 relating to the 7 3/4% Senior Notes due 2016, by and among FTI Consulting, Inc., FD US Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, International Risk Limited, a Delaware Corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee, to the Indenture, dated as of October 3, 2006, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, as amended and supplemented from time to time. (Filed with the SEC on December 15, 2006 as exhibit 4.16 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.17	Fifth Supplemental Indenture dated as of December 7, 2006 relating to 7 5/8% Senior Notes due 2013, by and among FTI Consulting, Inc., FD US Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, as amended and supplemented from time to time. (Filed with the SEC on December 15, 2006 as exhibit 4.17 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.18	Fifth Supplemental Indenture dated as of December 7, 2006 relating to 3 3/4% Convertible Senior Subordinated Notes due 2012, by and among FTI Consulting, Inc., FD US Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, FTI Holder LLC, a Maryland limited liability company the other guarantors named therein, and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company as trustee, as amended and supplemented from time to time. (Filed with the SEC on December 15, 2006 as exhibit 4.18 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.1*	1992 Stock Option Plan, as amended. (Filed as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form SB-1, as amended (File No. 333-2002) and incorporated herein by reference.)

10.2*	1997 Stock Option Plan, as amended. (Filed with the SEC on April 10, 2002 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.3*	Employee Stock Purchase Plan, as amended. (Filed as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (File No. 333-115786) filed with the SEC on May 24, 2004, which was incorporated by reference as an exhibit to FTI Consulting, Inc.’s definitive proxy statement on Schedule 14A filed with the SEC on April 7, 2004 and incorporated herein by reference.)

10.4*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.5*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Stewart J. Kahn. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.6*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Theodore I. Pincus. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.7**	Amended and Restated Credit Agreement, dated as of November 28, 2003, among FTI Consulting, Inc. and its subsidiaries named therein and Bank of America, N.A, as administrative agent and the other lenders named therein. (Filed with the SEC on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.8**	First Amendment dated as of April 19, 2005, to the Amended and Restated Credit Agreement dated November 28, 2003, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. Exhibits, schedules (or similar attachments) to the Credit Agreement are not filed. FTI Consulting Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (Filed with the SEC on April 22, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 19, 2005 and incorporated herein by reference.)

10.9**	Second Amendment, dated as of August 2, 2005, to the Amended and Restated Credit Agreement, dated as of November 28, 2003, by and among FTI, the guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

10.10	Amended and Restated Pledge Agreement, dated as of November 28, 2003, among the pledgors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the SEC on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

10.11	Amended and Restated Security Agreement, dated as of November 28, 2003, among the grantors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the SEC on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

10.12	Registration Rights Agreement dated as of August 30, 2002, by and between FTI Consulting, Inc., PricewaterhouseCoopers LLP and the other signatories thereto. (Filed with the SEC on September 13, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated August 30, 2002 and incorporated herein by reference.)

10.13	Transition Services Agreement dated as of August 30, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed with the SEC on September 13, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated August 30, 2002 and incorporated herein by reference.)

10.14*	Employment Agreement dated September 20, 2004 between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

10.15*	Restricted Stock Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.16*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed and incorporated herein by reference.)

10.17*	Amendment dated September 23, 2004 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the SEC as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 9, 2004 and incorporated herein by reference.)

Exhibit Number		Description of Exhibits
10.18	*	Restricted Stock Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated September 23, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.19	*	Employment Agreement dated as of November 1, 2005 between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the SEC on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference).

10.20	*	Restricted Stock Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the SEC on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference).

10.21	*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the SEC on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference).

10.22	*	FTI Consulting, Inc. Performance-Based Incentive Compensation Plan. (Filed with the SEC on December 1, 2004 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 1, 2004 and incorporated herein by reference.)

10.23	*	FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated as of April 27, 2005. (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.24	*	Form of Incentive Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.25	*	Form of Restricted Stock Agreement used with 2004 Long-Term Incentive Plan, as amended. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.26	*	Form of Incentive Stock Option Agreement used with 1997 Stock Option Plan, as amended. (Filed with the SEC on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.27	*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of October 28, 2004. (Filed with the SEC on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.28	*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of February 17, 2005. (Filed with the SEC on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.29	*	Written Summary of Non-Employee Director Compensation approved by the Board of Directors of FTI Consulting, Inc. on April 27, 2005. (Filed with the SEC on May 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.)

10.30	*	FTI Consulting, Inc. Non-Employee Director Compensation Plan, established effective April 27, 2005. (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.31	*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement. (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

Exhibit Number		Description of Exhibits
10.32	*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement. (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.33	*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Unit Agreement. (Filed with the SEC on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.34	*	FTI Consulting, Inc. Incentive Compensation Plan, Amended and Restated Effective October 25, 2005. (Filed with the SEC on October 28, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2005 and incorporated herein by reference).

10.35	*	Form of Nonqualified Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the SEC on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference).

10.36	*	Restricted Stock Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the SEC on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference).

10.37	*	Amendment No. 1 dated as of January 9, 2006, to the Employment Agreement dated as of March 31, 2004 between FTI Consulting, Inc. and Barry S. Kaufman (Filed with the SEC on January 12, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated January 9, 2006 and incorporated herein by reference.)

10.38	*	Stock Option Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the SEC on March 7, 2006 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

10.39	*	Third Amendment dated as of February 24, 2006, to the Amended and Restated Credit Agreement dated as of November 28, 2003, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the SEC on March 6, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.)

10.40	*	Amendment No. 1 to Employment Agreement dated as of November 2, 2002, made and entered into as of the 21st day of March, 2006, by and between FTI Consulting, Inc., a Maryland corporation with its principal executive office in Baltimore, Maryland, and Theodore I. Pincus. (Filed with the SEC on March 21, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2006 and incorporated herein by reference.)

10.41	*	Amendment to FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated effective April 27, 2005. (Filed with the SEC on March 31, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2006 and incorporated herein by reference.)

10.42	*	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan. (Filed with the SEC on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.43	*	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective as of April 27, 2005, as further amended. (Filed with the SEC on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.44	*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (Filed with the SEC, on June 6, 2006 as exhibit 4.3 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

Exhibit Number		Description of Exhibits
10.45	*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Incentive Stock Option Agreement Plan (Filed with the SEC on June 6, 2006 as exhibit 99.1 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.46	*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement (Filed with the SEC on June 6, 2006 as exhibit 99.2 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.47	*	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors (Filed with the SEC on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.48	*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors (Filed with the SEC on June 6, 2006 as exhibit 99.1 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.49	*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors. (Filed with the SEC on June 6, 2006 as exhibit 99.2 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.50	*	FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. (Filed with the SEC on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.51	*	Offer Letter dated January 9, 2006 to and accepted by John A. MacColl (Filed with the SEC on June 9, 2006 as exhibit 10.1 to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.52	*	Offer Letter dated May 17, 2005 to and accepted by David G. Bannister (Filed with the SEC on June 9, 2006 as exhibit 10.2 to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.53	**	Amended and Restated Credit Agreement entered into as of September 29, 2006, among FTI Consulting, Inc., a Maryland corporation, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Filed with the SEC on October 2, 2006 as exhibit 10.1 to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.54	**	Amended and Restated Security Agreement dated as of September 29, 2006, by and among the parties identified as “Grantors” on the signature pages thereto and such other parties as may become Grantors after the date thereof and Bank of America, N.A., as administrative agent for the holders of the Secured Obligations. (Filed with the SEC on October 2, 2006 as exhibit 10.2 to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.55	**	Amended and Restated Pledge Agreement dated as of September 29, 2006, by and among the parties identified as “Pledgors” on the signature pages thereto and such other parties as may become Pledgors after the date thereof and Bank of America, N.A., as administrative agent for the holders of the Secured Obligations. (Filed with the SEC on October 2, 2006 as exhibit 10.3 to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

Exhibit Number		Description of Exhibits
10.56		Exchange and Registration Rights Agreement dated as of October 3, 2006, relating to 7 3/4% Senior Notes due 2016, by and among FTI, the guarantors named therein and the Initial Purchasers named therein. (Filed with the SEC on October 10, 2006 as exhibit 10.1 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.57	**	Parent Guaranty Agreement dated as of October 4, 2006, between FTI Consulting, Inc. and FTI FD Inc. (Filed with the SEC on October 10, 2006 as exhibit 10.7 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.58	*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Amended and Restated Effective October 25, 2006 (Filed with the SEC on October 26, 2006 as exhibit 10.1 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2006 and incorporated herein by reference.)

10.59	*	FTI Consulting, Inc. Incentive Compensation Plan (Filed with the SEC on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.60	*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix II: Australian Sub-Plan. (Filed with the SEC on December 15, 2006 as exhibit 10.60 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.61	*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix III: Ireland Sub-Plan. (Filed with the SEC on December 15, 2006 as exhibit 10.61 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.62	*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix IV: United Kingdom Sub-Plan. (Filed with the SEC on December 15, 2006 as exhibit 10.62 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.63	*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (Filed with the SEC on December 13, 2006 as exhibit 10.1 to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.64	*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (Filed with the SEC on December 13, 2006 as exhibit 10.2 to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

11.1†		Computation of Earnings Per Share. (included in Note 1 to the Consolidated Financial Statements included in Part II — Item 8 herein).

14.0		FTI Consulting, Inc. Policy on Ethics and Business Conduct, as last amended and restated September 17, 2004. (Filed with the SEC on September 23, 2004 as exhibit 14.0 to FTI Consulting, Inc.’s Form 8-K dated September 17, 2004 and incorporated herein by reference.)

16.1		Letter dated April 26, 2006 from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountant. (Filed with the SEC on April 26, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 26, 2006 and incorporated by reference.)

16.2		Letter dated May 8, 2006 from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountant. (Filed with the SEC on May 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 9, 2006 and incorporated by reference.)

Exhibit Number	Description of Exhibits
21.1†	Subsidiaries of FTI Consulting, Inc.

23.0†	Consent of KPMG LLP

23.1†	Consent of Ernst & Young LLP

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Policy on Disclosure Controls, as last amended and restated effective as of December 11, 2006. (Filed with the SEC on December 15, 2006 as exhibit 99.5 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

99.2	Policy Statement on Inside Information and Insider Trading, as last amended and restated effective as of December 11, 2006. (Filed with the SEC on December 15, 2006 as exhibit 99.6 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

99.3	Policy on Conflicts of Interest. (Filed with the SEC on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

99.4	Corporate Governance Guidelines, as last amended and restated effective as of June 6, 2006. (Filed with the SEC on December 15, 2006 as exhibit 99.8 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

99.5	Categorical Standards of Director Independence, as last amended and restated effective as of May 19, 2004 (Filed with the SEC on March 15, 2005 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2004 and incorporated herein by reference.)

99.6	Charter of Audit Committee, as last amended and restated effective as of December 11, 2006. (Filed with the SEC on December 15, 2006 as exhibit 99.10 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

99.7	Charter of the Compensation Committee, as last amended and restated effective as of December 11, 2006. (Filed with the SEC on December 15, 2006 as exhibit 99.11 to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

99.8	Charter of the Nominating and Corporate Governance Committee, as last amended and restated effective as of September 17, 2004 (Filed with the SEC on March 15, 2005 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2004 and incorporated herein by reference.)

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**	With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits, schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 12th day of March 2007.

FTI CONSULTING, INC.

By:	/s/ JACK B. DUNN, IV
Name:	Jack B. Dunn, IV
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Chairman of the Board	March 12, 2007

/s/ JACK B. DUNN, IV Jack B. Dunn, IV	Chief Executive Officer and President and Director (Principal Executive Officer)	March 12, 2007

/s/ DOMINIC DINAPOLI Dominic DiNapoli	Executive Vice President and Chief Operating Officer	March 12, 2007

/s/ THEODORE I. PINCUS Theodore I. Pincus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2007

/s/ CHARLES BORYENACE Charles Boryenace	Vice President and Controller (Principal Accounting Officer)	March 12, 2007

/s/ BRENDA J. BACON Brenda J. Bacon	Director	March 12, 2007

/s/ MARK H. BEREY Mark H. Berey	Director	March 12, 2007

/s/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	March 12, 2007

/s/ JAMES W. CROWNOVER James W. Crownover	Director	March 12, 2007

/s/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director	March 12, 2007

/s/ MATTHEW F. MCHUGH Matthew F. McHugh	Director	March 12, 2007

/s/ GEORGE P. STAMAS George P. Stamas	Director	March 12, 2007

/s/ GARY C. WENDT Gary C. Wendt	Director	March 12, 2007