Form 10-Q
period 2007-03-31
FTI CONSULTING INC
filed 2007-05-09
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer    ☒                Accelerated filer    ☐                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common stock, par value $0.01 per share	42,727,590

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2006	March 31, 2007
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$91,923	$38,183
Accounts receivable
Billed receivables	135,220	148,871
Unbilled receivables	56,228	71,758
Allowance for doubtful accounts and unbilled services	(20,351)	(24,869)

	171,097	195,760
Notes receivable	7,277	10,571
Prepaid expenses and other current assets	16,259	15,286
Deferred income taxes	8,393	8,897

Total current assets	294,949	268,697
Property and equipment, net	51,326	61,076
Goodwill	885,711	900,291
Other intangible assets, net	77,711	76,268
Notes receivable, net of current portion	35,303	56,298
Other assets	46,156	46,274

Total assets	$1,391,156	$1,408,904

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$77,914	$65,727
Accrued compensation	76,765	49,567
Current portion of long-term debt	6,917	15,013
Billings in excess of services provided	16,863	17,657

Total current liabilities	178,459	147,964
Long-term debt, net of current portion	563,441	563,815
Deferred income taxes	57,782	57,874
Other liabilities	26,374	38,274
Commitments and contingent liabilities (notes 3, 5, 6 and 7)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 41,890 (2006) and 42,629 (2007)	419	426
Additional paid-in capital	294,350	314,766
Retained earnings	268,937	284,199
Accumulated other comprehensive income	1,394	1,586

Total stockholders’ equity	565,100	600,977

Total liabilities and stockholders’ equity	$1,391,156	$1,408,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2006	2007
Revenues	$169,264	$227,725

Operating expenses
Direct cost of revenues	95,259	126,181
Selling, general and administrative expense	43,226	60,358
Amortization of other intangible assets	2,954	2,737

	141,439	189,276

Operating income	27,825	38,449

Other income (expense)
Interest income	921	496
Interest expense and other	(5,883)	(10,964)
Litigation settlement losses, net	(264)	(741)

	(5,226)	(11,209)

Income before income tax provision	22,599	27,240
Income tax provision	10,312	11,978

Net income	$12,287	$15,262

Earnings per common share — basic	$0.31	$0.37

Earnings per common share — diluted	$0.31	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, January 1, 2007	41,890	$419	$294,350	$268,937	$1,394	$565,100
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $924	237	2	5,663			5,665
Employee stock purchase plan and other	141	1	3,206			3,207
Restricted share grants	179	2	(2)			—
Business combinations	182	2	5,436			5,438
Share-based compensation			6,113			6,113
Comprehensive income:
Cumulative translation adjustment					192	192
Net income				15,262		15,262

Total comprehensive income						15,454

Balance, March 31, 2007	42,629	$426	$314,766	$284,199	$1,586	$600,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Three Months Ended March 31,
	2006	2007
Operating activities
Net income	$12,287	$15,262
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and other amortization	3,049	3,958
Amortization of other intangible assets	2,954	2,737
Provision for doubtful accounts	2,816	2,199
Non-cash share-based compensation	3,713	5,389
Excess tax benefits from share-based compensation	(132)	(679)
Non-cash interest expense	604	891
Other	(15)	22
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(35,476)	(27,586)
Notes receivable	(10,515)	(24,476)
Prepaid expenses and other assets	(319)	842
Accounts payable, accrued expenses and other	3,121	20,761
Accrued special termination charges	—	(3,235)
Income taxes	3,039	1,667
Accrued compensation	(24,291)	(25,324)
Billings in excess of services provided	1,368	654

Net cash used in operating activities	(37,797)	(26,918)

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(51,475)	(19,003)
Purchases of property and equipment	(3,237)	(13,789)
Other	339	240

Net cash used in investing activities	(54,373)	(32,552)

Financing activities
Borrowings under revolving line of credit	—	15,000
Payments of revolving line of credit	—	(15,000)
Purchase and retirement of common stock	(15,333)	—
Issuance of common stock under equity compensation plans	1,577	4,882
Excess tax benefits from share-based compensation	132	679
Other	51	(11)

Net cash (used in) provided by financing activities	(13,573)	5,550

Effect of exchange rate changes on cash	—	180

Net decrease in cash and cash equivalents	(105,743)	(53,740)

Cash and cash equivalents, beginning of period	153,383	91,923

Cash and cash equivalents, end of period	$47,640	$38,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1.	Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and under the rules and regulations of the Securities and Exchange Commission for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. You should not expect the results of operations for interim periods to necessarily be an indication of the results for a full year. You should read these financial statements in conjunction with the consolidated financial statements and the notes contained in our annual report on Form 10-K for the year ended December 31, 2006.

Earnings per common share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method; and shares issuable upon conversion of our convertible notes using the if-converted method. Since the average price per share of our common stock was below the conversion price of our convertible notes, the convertible notes did not have a dilutive effect on our earnings per share for any of the periods presented. When the average market price of our common stock exceeds $31.25 per share for the period, the conversion feature of the convertible notes may have an impact on the number of shares utilized to calculate diluted earnings per share. When the average market price of our common stock exceeds $31.25 per share for the period, the number of shares that could be issued related to the conversion premium will be evaluated to determine if the conversion premium should be included as outstanding shares in the calculation of the diluted earnings per share.

	Three Months Ended March 31,
	2006	2007
Numerator — basic and diluted
Net income	$12,287	$15,262

Denominator
Weighted average number of common shares outstanding — basic	39,326	41,498
Effect of dilutive stock options	738	770
Effect of dilutive restricted shares	179	250

Weighted average number of common shares outstanding — diluted	40,243	42,518

Earnings per common share — basic	$0.31	$0.37

Earnings per common share — diluted	$0.31	$0.36

Antidilutive stock options and restricted shares	1,065	2,795

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Supplemental cash flow information.

	Three Months Ended March 31,
	2006	2007
Other non-cash investing and financing activities
Issuance of common stock to acquire businesses	$26,088	$5,438

Issuance of notes payable as contingent consideration	$—	$8,096

2.	Share-Based Compensation

Share-based incentive compensation plans. Our 2004 Long-Term Incentive Plan provides for grants of option rights, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares, performance awards or other share-based awards. As of March 31, 2007, 186,223 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

The FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan provides for grants of option rights, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares, performance awards or other share-based awards. As of March 31, 2007, 1,660,287 shares of common stock are available for grant under our 2006 Global Long-Term Incentive Plan.

The FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors provides for grants of stock unit and restricted stock unit awards to our key employees, other highly-compensated employees and non-employee directors. We are authorized to issue up to 1,500,000 shares of common stock under the deferred compensation plan. As of March 31, 2007, 1,392,673 shares of common stock are available for grant under our Deferred Compensation Plan for Key Employees and Non-Employee Directors.

Options are granted to employees with exercise prices equal to or exceeding the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the compensation committee of our board of directors. Options granted under our share-based incentive compensation plans generally vest over three to six years, although we have granted options that vest over eight years. Some options vest upon the earlier of the achievement of a service condition, performance conditions or the achievement of a market condition. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years. Our share-based incentive compensation plans provide for accelerated vesting if there is a change in control, as defined in the applicable plan. The employment agreements with executive officers and other employees provide for accelerated vesting on other events, including death, disability, termination without good cause and termination by the employee with good reason. We issue new shares of our common stock whenever stock options are exercised or share awards are granted.

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Employee stock purchase plan. The FTI Consulting, Inc. 2007 Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,000,000 shares are authorized for purchase under the plan, all of which are available for purchase as of March 31, 2007.

Employees purchased 144,680 shares of common stock under the FTI Consulting, Inc. Employee Stock Purchase Plan during the three months ending March 31, 2006 at the weighted-average price per share of $17.79. During the three months ended March 31, 2007, employees purchased 120,439 shares of common stock under this plan at the weighted-average price per share of $22.75. The provisions of this plan are substantially the same as the provisions under our 2007 Employee Stock Purchase Plan. Shares are no longer available for purchase under this plan.

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

We use a lattice model to value options that vest upon the earlier of the achievement of a service condition or the achievement of a market condition. Options with these vesting terms have been granted to one of our executives. In addition to these assumptions used under the Black-Scholes model, the lattice model requires inputs for post-vesting turnover rate and suboptimal exercise factor. The post-vesting forfeiture rate is 0% based on the historically low option cancellation rates of our executive officers. The suboptimal exercise factor, which is the ratio by which the stock price must increase before an employee is expected to exercise the option, is 1.7 based on actual historical exercise activity. The expected life of the option is an output of the lattice model and has ranged between 6 and 7 years during 2006 and 2007. Performance-based awards are expensed assuming that the performance criteria will be achieved.

	Three Months Ended March 31,
Assumptions	2006	2007
Risk-free interest rate — option plan grants	4.29% – 4.66%	4.48% – 4.89%
Risk-free interest rate — purchase plan grants	4.37%	5.02%
Dividend yield	0%	0%
Expected life of option grants	3 – 10 years	3 – 6 years
Expected life of stock purchase plan grants	0.5 years	0.5 years
Stock price volatility — option plan grants	45.8% – 50.4%	45.8% – 48.7%
Stock price volatility — purchase plan grants	32.0%	34.5%

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below reflects the total share-based compensation expense recognized in our income statements for the three months ended March 31, 2006 and 2007. Statement No. 123(R) requires forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience.

	March 31, 2006		March 31, 2007
Income Statement Classification	Option Grants and Stock Purchase Plan Rights	Restricted Share Grants	Option Grants and Stock Purchase Plan Rights	Restricted Share Grants
Direct cost of revenues	$553	$324	$1,315	$450
Selling, general and administrative expense	2,523	313	2,760	864

Share-based compensation expense before income taxes	3,076	637	4,075	1,314
Income tax benefit	600	271	1,232	578

Share-based compensation, net of income taxes	$2,476	$366	$2,843	$736

General stock option and share-based award information. The following table summarizes the option activity under our share-based incentive compensation plans as of and during the three-months ended March 31, 2007. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on changes in the fair market value of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	5,851	$23.25
Options granted during the period:
Exercise price = fair market value	756	$28.17
Exercise price > fair market value	22	$36.40
Options exercised	(242)	$20.16
Options forfeited	(3)	$19.09

Options outstanding, March 31, 2007	6,384	$23.99	7.6 years	$61,329

Options exercisable, March 31, 2007	3,131	$21.47	6.1 years	$37,960

As of March 31, 2007, there was $35.7 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 4.0 years as the options vest. There was no share-based compensation cost capitalized as of December 31, 2006 or March 31, 2007.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of options exercised was:

•	$0.7 million during the three months ended March 31, 2006; and

•	$3.1 million during the three months ended March 31, 2007.

The table below reflects the weighted-average grant-date fair value of stock options granted, shares purchased under our employee stock purchase plan and restricted shares granted during the three months ended March 31, 2006 and 2007.

	Three Months Ended March 31,
Weighted-Average Fair Value of Grants	2006	2007
Stock options:
Grant price = fair market value	$16.99	$14.30
Grant price > fair market value	$13.41	$12.83
Employee stock purchase plan shares	$6.78	$7.08
Restricted shares	$28.09	$29.67

Following is a summary of the status of stock options outstanding and exercisable at March 31, 2007.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Shares	Weighted-Average Exercise Price
$ 1.90 — $21.07	1,287	$16.35	6.6 years	1,004	$15.80
$21.33 — $24.28	1,618	$22.64	6.0 years	1,484	$22.70
$24.75 — $26.55	1,279	$26.13	9.1 years	173	$26.23
$26.66 — $27.89	1,357	$27.68	8.6 years	366	$27.58
$27.90 — $36.40	843	$29.09	8.7 years	104	$29.19

	6,384			3,131

A summary of our unvested restricted share award activity during the three months ended March 31, 2007 is presented below. The fair value of unvested restricted share awards is determined based on the closing market price of our common on the grant date. Pre-vesting forfeitures were estimated to be between 0% and 2% based on historical experience.

	Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted share-based awards outstanding, January 1	869	$23.63
Restricted share-based awards granted	211	$29.67
Restricted share-based awards vested	(24)	$26.65
Restricted share-based awards forfeited	—	$—

Unvested restricted share-based awards outstanding, March 31	1,056	$24.77

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

As of March 31, 2007, there was $20.3 million of unrecognized compensation cost related to unvested restricted share-based compensation arrangements. That cost is expected to be recognized ratably over a weighted-average period of 4.4 years as the awards vest. The total fair value of restricted shares that vested during the three months ended March 31, 2006 and 2007 was $0.1 million and $0.6 million, respectively.

3.	Acquisitions

We record assets acquired and liabilities assumed in business combinations on our balance sheet as of the respective acquisition dates based upon their estimated fair values at the acquisition date. We include the results of operations of businesses acquired in our income statement beginning on the acquisition dates. We allocate the acquisition cost to identifiable tangible and intangible assets and liabilities based upon their estimated relative fair values. We allocate the excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed to goodwill. We determine the fair value of intangible assets acquired based upon independent appraisals. The fair value of shares of our common stock issued in connection with a business combination is based on a five-day average of the closing price of our common stock two days before and two days after the date we agree to the terms of the acquisition and publicly announce the transaction. In certain circumstances, the allocations of the excess purchase price are based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. Revisions to our preliminary estimates of fair value may be significant. With the exception of the acquisition of FD International (Holdings) Limited, described below, the business combinations consummated in 2006 and 2007, both individually and in the aggregate, did not materially impact our results of operations. Accordingly, pro forma results have not been presented.

During the first quarter of 2007, we completed one acquisition for a total acquisition cost of $9.3 million, consisting of $6.3 million of cash and transaction costs and 105,359 restricted shares of our common stock valued at $3.0 million. We granted the seller contractual protection against a decline in the value of the restricted common stock issued as consideration for the acquisition. Upon the lapse of the restrictions on the common stock, if the market price of our common stock is below $28.74, we have agreed to make additional cash payments to the seller equal to the deficiency. The asset purchase agreement contains provisions that include additional cash payments, of which up to 30% may be payable in shares of our common stock at our discretion, based on the achievement of annual financial targets in each of the five years ending December 31, 2011. Any contingent consideration payable in the future will be applied to goodwill.

In October 2006, we completed our acquisition of approximately 97% of the share capital of FD International (Holdings) Limited, or FD, a global strategic business and financial communications consulting firm headquartered in London. FD provides consulting services related to financial communications, brand communications, public affairs and issues management and strategy development. The total acquisition cost was $261.5 million, including transaction costs. The total acquisition cost consists of $226.1 million in cash and transaction costs, 1.2 million restricted shares of our common stock valued at $28.5 million, notes payable to certain sellers of FD shares in the aggregate principal amount of $6.9 million and deferred purchase obligations. In February 2007, we acquired the remaining 3% of FD’s share capital that was outstanding for cash and common stock consideration totaling $7.6 million, which has been included in the acquisition costs disclosed above. For the year ended December 31, 2006 and each year ending December 31, 2007 through December 31, 2010, former shareholders of FD who elected the earnout option will qualify for:

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Based on 2006 financial results, former shareholders of FD qualified for additional contingent consideration totaling $13.5 million. During the first quarter of 2007, we funded the contingent consideration with $5.4 million of cash and issued notes payable to certain sellers of FD in the aggregate principal amount of $8.1 million.

Purchase price allocation. We recorded goodwill from the acquisitions completed in 2006 and 2007 as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. As of March 31, 2007, our remaining amortizable intangible assets are being amortized over a weighted-average useful life of 10.5 years. Excluding the foreign acquisitions, we believe the goodwill recorded as a result of these acquisitions will be fully deductible for income tax purposes over 15 years. The foreign acquisitions were stock transactions and as a result, the goodwill associated with these acquisitions is currently not deductible for income tax purposes.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed pertaining to the acquisition of FD.

Direct cost of business combination
Cash paid, including transaction costs	$226,123
Common stock issued	28,546
Notes payable issued	6,874

Total	$261,543

Net assets acquired
Accounts receivable, billed and unbilled, net	$23,555
Other current assets	31,826
Property and equipment	5,389
Customer relationships (estimated 15 year weighted average useful life)	37,490
Tradename (indefinite useful life)	7,649
Non-competition agreements (estimated 4 year weighted-average useful life)	1,507
Goodwill	225,256
Other assets	1,335
Accounts payable and accrued expenses	(26,306)
Billings in excess of services provided	(2,601)
Other liabilities	(43,557)

Total net assets acquired	$261,543

Pro forma results. Our consolidated financial statements include the operating results of each acquired business from the dates of acquisition. For the three months ended March 31, 2006, the unaudited pro forma financial information below assumes that our material business acquisition of FD occurred on January 1, 2006.

Pro forma financial information for the acquisition of FD
Revenues	$198,984
Income before income tax provision	23,856
Earnings per common share — basic	$0.32

Earnings per common share — diluted	$0.31

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

4.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill for the three months ended March 31, 2007, are as follows:

	Forensic/ Litigation	Corporate Finance/ Restructuring	Economic	Technology	Strategic and Financial Communications	Consolidated
Balance, January 1, 2007	$141,455	$298,570	$178,169	$34,988	$232,528	$885,711
Goodwill acquired during the period	7,719	—	—	—	7,627	15,346
Adjustments to allocation of purchase price	31	—	(49)	98	(846)	(766)

Balance, March 31, 2007	$149,205	$298,570	$178,120	$35,086	$239,309	$900,291

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $3.0 million for the three months ended March 31, 2006 and $2.7 million for the three months ended March 31, 2007. Based solely on the amortizable intangible assets recorded as of March 31, 2007, we estimate amortization expense to be $7.0 million during the remainder of 2007, $7.4 million in 2008, $7.2 million in 2009, $5.3 million in 2010, $4.7 million in 2011, $4.2 million in 2012, and $26.0 million in years after 2012. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

	Useful Life in Years	December 31, 2006		March 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	3 to 15	$55,980	$5,766	$56,755	$7,034
Contract backlog	1 to 3	4,881	2,803	4,881	3,623
Non-competition agreements	1 to 10	9,266	1,465	9,785	1,859
Software	5	4,400	1,613	4,400	1,832
Tradenames	1 to 4	391	38	391	74

		74,918	11,685	76,212	14,422
Unamortized intangible assets
Tradenames	Indefinite	14,478	—	14,478	—

		$89,396	$11,685	$90,690	$14,422

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

5.	Long-Term Debt

	December 31, 2006	March 31, 2007
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $1,891 — 2006 and $1,506 — 2007	$198,109	$198,494
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012	150,000	150,000
Notes payable to former shareholders of acquired business	6,875	14,971
Other	374	363

Total long-term debt	570,358	578,828
Less current portion	6,917	15,013

Long-term debt, net of current portion	$563,441	$563,815

3 3/4% convertible senior subordinated notes due 2012. In 2005, we completed the sale of $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. Cash interest is payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The convertible notes are non-callable. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. The convertible notes may be converted at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time period exceeds 120% of the conversion price for a specified time period or (4) if the trading price for a convertible note is less than 95% of the closing sale price of our common stock into which it can be converted for a specified time period. We evaluate the convertible notes each quarter to determine if the notes may be classified as long-term debt. As of March 31, 2007, the convertible notes were not convertible and the holders of the notes had no right to require us to repurchase the notes and therefore they are classified as long-term debt.

If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of March 31, 2007, the conversion price has not required adjustment. These notes are senior subordinated unsecured indebtedness of ours and will be subordinated to all of our existing and future senior indebtedness. The conversion feature embedded in the convertible notes is classified as an equity instrument under the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the conversion feature is not required to be bifurcated and accounted for separate from the notes. We do not have a stated intent or past practice of settling such instruments in cash, therefore share settlement is assumed for accounting purposes until actual settlement takes place. Until conversion, no amounts are recognized in our financial statements for the ultimate settlement of the conversion feature. Upon conversion, if we elect to settle the conversion feature with shares of our common stock, settlement of the conversion feature will be accounted for as an equity transaction involving the issuance of shares at fair value for settlement of the conversion feature. No gain or loss would be recognized in

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

our financial statements as a result of settling the conversion feature in shares of common stock. If we elect to settle the conversion feature in cash, the full amount of the cash payment will be treated as a loss on the extinguishment of debt in our income statement when settled.

Guarantees. Currently, we do not have any significant debt guarantees related to entities outside of the consolidated group. As of March 31, 2007, substantially all of our domestic subsidiaries are guarantors of borrowings under our senior secured credit facility, our senior notes and our convertible notes in the aggregate amount of $565.0 million.

Future maturities of long-term debt. For periods subsequent to March 31, 2007, scheduled annual maturities of long-term debt outstanding as of March 31, 2007 are as follows.

April 1 to December 31, 2007	$33
2008	6,919
2009	8,141
2010	46
2011	47
2012	48
Thereafter	565,100

580,334
Less fair value hedge adjustment	1,506

$578,828

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

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed-rate versus variable-rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. We record all interest rate swaps at their fair market values within other assets or other liabilities on our balance sheet. As of December 31, 2006, the fair value of our interest rate swap agreement was a liability of $1.9 million. As of March 31, 2007, the fair value of our interest rate swap agreement was a liability of $1.5 million.

In 2005, we entered into two interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our 7 5/8% fixed-rate senior notes. The interest swap agreements mature on June 15, 2013. Under the

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

terms of the interest rate swap agreements, we receive interest on the $60.0 million notional amount at a fixed rate of 7.625% and pay a variable rate of interest, between 8.17% and 8.21% at March 31, 2007, based on the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness has been recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. For the three months ended March 31, 2006, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate reduced interest expense by $17 thousand. For the three months ended March 31, 2007, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate increased interest expense by $89 thousand.

7.	Commitments and Contingencies

Loss on subleased facilities. In 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility. As a result of this decision, we recorded a loss of $4.7 million within our corporate segment related to the abandoned facilities. This charge included $0.7 million of asset impairments and $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income of $4.2 million. In 2005, we entered into a 30-month sublease related to some space in our new office facility in New York City resulting in a loss of $0.9 million. Sublease losses are classified as a component of selling, general and administrative expense and primarily represent the present value of the future lease payments related to the space we subleased net of estimated sublease income. We calculated the present value of our future lease payments using a discount rate of about 8%. As of December 31, 2006, the balance of the liability for losses on abandoned and subleased facilities was $1.9 million. During 2007, we made payments, net of sublease income, of about $0.3 million against the total lease loss liability. As of March 31, 2007, the balance of the liability for losses on abandoned and subleased facilities was $1.6 million.

Special termination charges. During the third quarter of 2006, we recorded special termination charges totaling $22.1 million consisting of severance and other contractual employee related costs associated with reductions in workforce. As of December 31, 2006, the liability balance for the special termination charges was $14.3 million. During 2007, we made payments of approximately $3.2 million against the total liability. As of March 31, 2007, the balance of the liability for special termination charges was $11.1 million.

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

See “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Equity Price Sensitivity.”

8.	Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and expanded disclosure with respect to uncertainty in income taxes. We adopted the guidance of FIN No. 48 effective January 1, 2007. The adoption of this accounting pronouncement did not have a material effect on our financial position, results of operations or cash flows. Furthermore, we are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2003 and are no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 1999. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of March 31, 2007, our accrual for the payment of tax-related interest and penalties was not material.

9.	Segment Reporting

We manage our business in five reportable operating segments. Our reportable operating segments are managed separately and include our forensic/litigation consulting, corporate finance/restructuring consulting, economic consulting, technology and strategic and financial communications consulting practices. Our strategic and financial communications consulting practice was formed as a result of our acquisition of FD in October 2006; therefore no segment results are presented for the quarter ended March 31, 2006.

Our forensic/litigation consulting practice provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and other trial support services. Our graphics services at trial and trial technology experts assist clients in preparing for and presenting their cases in court.

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

Our economic consulting practice delivers sophisticated economic analysis and modeling of issues arising in mergers and acquisitions and other complex antitrust and anticompetition, commercial and securities litigation. Within our economic consulting practice, we provide our clients with analyses of complex economic issues for use in legal and regulatory proceedings, strategic decision-making and public policy debates. We are also in the business of advising on developing and implementing concrete strategies for driving revenue growth and profitability. Our statistical and economic experts help companies evaluate issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. Our

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

professionals regularly provide expert testimony on damages, rates and prices, valuations, merger effects, intellectual property disputes in antitrust and anticompetition cases, regulatory proceedings and business valuations.

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

We manage FD as our strategic and financial communications consulting practice. Through this segment we provide advice and consulting services related to financial communications, brand communications, public affairs and issues management and business consulting.

We evaluate the performance of our operating segments based on income before income taxes, net interest expense, depreciation, amortization and corporate general and administrative expenses. In general, our total assets, including long-lived assets such as property and equipment, and our capital expenditures are not specifically allocated to any particular segment. Accordingly, capital expenditure and total asset information by reportable segment is not presented. The reportable segments use the same accounting policies as those used by the company. There are no significant intercompany revenues or transfers.

For the three months ended March 31, 2006, substantially all of our revenues and assets were attributed to or were located in the United States. For the three months ended March 31, 2007, our revenues attributable to the United States were $193.7 million and our revenues generated in foreign countries are $34.0 million. We do not have a single customer that represents ten percent or more of our consolidated revenues. As of March 31, 2007, our fixed assets located in the United States have a net book value of $54.7 million and the net book value of our fixed assets located in foreign countries is $6.4 million. As of December 31, 2006, our fixed assets located in the United States had a net book of $45.4 million. The net book value of our fixed assets located in foreign countries was $5.9 million as of December 31, 2006.

The table below presents revenues, gross margin and segment profits for our current reportable segments for the quarters ended March 31, 2006 and 2007.

Three Months Ended	Forensic/ Litigation	Corporate Finance/ Restructuring	Economic	Technology	Strategic and Financial Communications	Corporate	Total
March 31, 2006
Revenues	$50,113	$54,090	$38,076	$26,985	$—	$—	$169,264
Gross margin	21,776	23,077	13,299	15,853	—	—	74,005
Segment profit (loss)	13,013	14,260	8,705	10,954	—	(13,368)	33,564

March 31, 2007
Revenues	$54,363	$62,102	$39,997	$33,050	$38,213	$—	$227,725
Gross margin	23,889	26,073	15,667	16,252	19,663	—	101,544
Segment profit (loss)	14,105	14,928	11,108	10,607	9,971	(16,316)	44,403

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The following table presents a reconciliation of segment profit to income before income tax provision.

	Three Months Ended March 31,
	2006	2007
Operating profit
Total segment profit	$33,564	$44,403
Depreciation and amortization	(3,049)	(3,958)
Amortization of other intangible assets	(2,954)	(2,737)
Interest and other expense, net	(4,962)	(10,468)

Income before income tax provision	$22,599	$27,240

10.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Balance Sheet Information as of December 31, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$70,010	$3,592	$18,321	$—	$91,923
Accounts receivable, net	107,349	42,090	21,658	—	171,097
Intercompany receivables	255,241	—	—	(255,241)	—
Other current assets	20,723	6,103	5,103	—	31,929

Total current assets	453,323	51,785	45,082	(255,241)	294,949
Property and equipment, net	41,693	3,761	5,872	—	51,326
Goodwill	407,452	232,562	245,697	—	885,711
Other intangible assets, net	5,104	24,833	47,774	—	77,711
Investments in subsidiaries	344,723	288,510	1,896	(635,129)	—
Other assets	57,325	22,223	1,911	—	81,459

Total assets	$1,309,620	$623,674	$348,232	$(890,370)	$1,391,156

Liabilities
Intercompany payables	$—	$227,281	$27,960	$(254,241)	$—
Other current liabilities	128,750	24,847	24,862	—	178,459

Total current liabilities	128,750	252,128	52,822	(254,241)	178,459
Long-term debt, net	563,441	—	—	—	563,441
Other liabilities	52,329	23,934	7,893	—	84,156

Total liabilities	744,520	276,062	60,715	(254,241)	826,056
Stockholders’ equity	565,100	347,612	287,517	(635,129)	565,100

Total liabilities and stockholders’ equity	$1,309,620	$623,674	$348,232	$(890,370)	$1,391,156

Condensed Consolidating Balance Sheet Information as of March 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$18,414	$462	$19,307	$—	$38,183
Accounts receivable, net	118,185	55,246	22,329	—	195,760
Intercompany receivables	266,429	—	—	(266,429)	—
Other current assets	21,700	7,221	5,833	—	34,754

Total current assets	424,728	62,929	47,469	(266,429)	268,697
Property and equipment, net	51,000	3,700	6,376	—	61,076
Goodwill	407,465	240,138	252,688	—	900,291
Other intangible assets, net	4,676	24,434	47,158	—	76,268
Investments in subsidiaries	368,800	300,239	3,731	(672,770)	—
Other assets	73,785	25,812	2,975	—	102,572

Total assets	$1,330,454	$657,252	$360,397	$(939,199)	$1,408,904

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Balance Sheet Information as of March 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities
Intercompany payables	$—	$242,183	$24,246	$(266,429)	$—
Other current liabilities	102,179	28,696	17,089	—	147,964

Total current liabilities	102,179	270,879	41,335	(266,429)	147,964
Long-term debt, net	563,815	—	—	—	563,815
Other liabilities	63,483	16,625	16,040	—	96,148

Total liabilities	729,477	287,504	57,375	(266,429)	807,927
Stockholders’ equity	600,977	369,748	303,022	(672,770)	600,977

Total liabilities and stockholders’ equity	$1,330,454	$657,252	$360,397	$(939,199)	$1,408,904

Condensed Consolidating Income Statement Information for the Three Months Ended March 31, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$121,910	$46,159	$1,195	$—	$169,264
Operating expenses
Direct cost of revenues	67,262	25,306	2,691	—	95,259
Selling, general and administrative expense	36,803	5,673	750	—	43,226
Amortization of other intangible assets	422	2,532	—	—	2,954

Operating income	17,423	12,648	(2,246)	—	27,825
Other income (expense)	(5,298)	92	(20)	—	(5,226)

Income before income tax (provision) benefit	12,125	12,740	(2,266)	—	22,599
Income tax (provision) benefit	(5,947)	(5,174)	809	—	(10,312)
Equity in net earnings of subsidiaries	6,109	—	—	(6,109)	—

Net income	$12,287	$7,566	$(1,457)	$(6,109)	$12,287

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Income Statement Information for the Three Months Ended March 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$131,167	$62,948	$34,221	$(611)	$227,725
Operating expenses
Direct cost of revenues	75,322	36,011	15,459	(611)	126,181
Selling, general and administrative expense	41,792	8,937	9,629	—	60,358
Amortization of other intangible assets	428	1,483	826	—	2,737

Operating income	13,625	16,517	8,307	—	38,449
Other income (expense)	(10,862)	(86)	(261)	—	(11,209)

Income before income tax provision	2,763	16,431	8,046	—	27,240
Income tax provision	(1,714)	(6,829)	(3,435)	—	(11,978)
Equity in net earnings of subsidiaries	14,213	3,663	1,835	(19,711)	—

Net income	$15,262	$13,265	$6,446	$(19,711)	$15,262

Condensed Consolidating Statement of Cash Flow Information for the Three Months Ended March 31, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(17,437)	$(14,615)	$(5,745)	$(37,797)

Investing activities
Payments for acquisition of businesses, net of cash received	(51,847)	372	—	(51,475)
Purchases of property and equipment and other	(2,730)	(120)	(48)	(2,898)

Net cash used in investing activities	(54,577)	252	(48)	(54,373)

Financing activities
Purchase and retirement of common stock	(15,333)	—	—	(15,333)
Intercompany transfers	(20,930)	14,363	6,567	—
Issuance of common stock and other	1,760	—	—	1,760

Net cash (used in) provided by financing activities	(34,503)	14,363	6,567	(13,573)

Net (decrease) increase in cash and cash equivalents	(106,517)	—	774	(105,743)
Cash and cash equivalents, beginning of period	151,250	142	1,991	153,383

Cash and cash equivalents, end of period	$44,733	$142	$2,765	$47,640

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow Information for the Three Months Ended March 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(21,784)	$(9,891)	$4,757	$(26,918)

Investing activities
Payments for acquisition of businesses, net of cash received	(19,098)	18	77	(19,003)
Purchases of property and equipment and other	(12,295)	(319)	(935)	(13,549)

Net cash (used in) provided by investing activities	(31,393)	(301)	(858)	(32,552)

Financing activities
Capital contributions	(500)	—	500	—
Intercompany transfers	(3,469)	7,062	(3,593)	—
Issuance of common stock and other	5,550	—	—	5,550

Net cash provided by (used in) financing activities	1,581	7,062	(3,093)	5,550

Effect of exchange rate changes on cash	—	—	180	180

Net (decrease) increase in cash and cash equivalents	(51,596)	(3,130)	986	(53,740)
Cash and cash equivalents, beginning of period	70,010	3,592	18,321	91,923

Cash and cash equivalents, end of period	$18,414	$462	$19,307	$38,183

11.    Recent Accounting Pronouncements

In March 2006, the FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. The adoption of EITF Issue No. 06-03 on January 1, 2007 did not have an effect on our policy related to sales taxes and therefore, did not have an effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. We are required to adopt the provisions of Statement No. 157 effective January 1, 2008 although earlier adoption is permitted. As of March 31, 2007, we have not adopted FASB Statement No. 157. We do not believe the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings at each reporting date. The fair value option (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for using the equity method; (ii) is generally irrevocable; and (iii) is applied only to entire instruments and not portions of instruments. We are required to adopt Statement No. 159 no later than January 1, 2008. We are currently evaluating the impact of adopting this standard on our financial position, results of operations and cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2007 and 2006, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed consolidated financial statements and notes and with our annual report on Form 10-K for the year ended December 31, 2006. Historical results and any discussion of prospective results may not indicate our future performance. See “— Forward Looking Statements.”

We are a global business advisory firm dedicated to helping organizations protect and enhance enterprise value in an increasingly complex legal, regulatory and economic environment. With more than 2,100 employees located in most major business centers in the world, we work closely with clients every day to anticipate, illuminate and overcome complex business challenges in areas such as investigations, litigation, mergers and acquisitions, regulatory issues, reputation management and restructuring.

Our forensic/litigation consulting practice provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, jury selection, trial preparation, expert testimony and other trial support services. Specifically, we help clients assess complex financial transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of financial recoveries and settlements. We also provide asset tracing and fraud investigation services. Our graphics and technology services assist clients in preparing for and presenting their cases in court. Through the use of proprietary information technology, we have demonstrated our ability to help control litigation costs, expedite the trial process and provide our clients with the ability to readily organize and access case-related data. Our international risk and investigations group provides business intelligence and investigations, corporate investigations, litigation and dispute investigations and integrity advisory services.

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

Our economic consulting practice delivers sophisticated economic analysis and modeling of issues arising in mergers and acquisitions, antitrust and anticompetition and other complex commercial and securities litigation. Our services include providing advice and testimony related to:

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

Our strategic and financial communications consulting practice provides advice and consulting services related to financial communications, brand communications, public affairs and issues management, and business consulting. Our financial communications service offerings include strategic boardroom advice, mergers and acquisitions, investor relations, financial and business media relations, capital market intelligence, initial public offerings, debt markets, corporate restructuring, proxy solicitation, corporate governance, corporate social responsibility advice and regulatory communications. Our brand communications offerings provide creative services to build consumer and business-to-business brands. These communication service offerings include strategic marketing advice, media relations, brand consultancy and repositioning, qualitative and quantitative research, sponsorship consultancy, strategy and event management and consumer communications. Our public affairs and issues management service offerings help to shape messages to policymakers and respond to crisis situations. The public affairs offerings include political intelligence, policy formation, political and media campaigns, third party and coalition mobilization, state aid, monopoly and antitrust regulatory affairs. Our issues management services include business continuity planning, crisis communications planning, crisis handling, media relations, reputation rehabilitation and simulation exercises. Our business consulting services offered include corporate strategy, growth strategy, cost management, mergers and acquisitions, organization, performance improvement, private equity and revenue enhancement.

Financial and operating overview. We derive most of our revenues from providing professional services to our clients in the United States and the United Kingdom. Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and from our ability to attract new and recurring engagements.

Most of our services are rendered under time-and-expense arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates and a growing number of our revenues are based on fixed fees or recurring retainers. Under these arrangements we also bill our clients for reimbursable expenses which may include the cost of producing our work products and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We also render services where the client is required to pay us a fixed monthly fee. These arrangements are generally short-term in nature and are cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our technology practice, clients may also be billed based on the amount of data stored on our electronic systems or on the number of pages processed. The technology practice also derives revenues from licensing our Ringtail products directly to clients for installation within their own environments. While our business has evolved over the last year, seasonal factors, such as the timing of our revenue-generating professionals’ vacations continue to impact the timing of our revenues.

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

	March 31, 2006		March 31, 2007		Percent Change
	Headcount	% of Total	Headcount	% of Total
Forensic/Litigation	336	30.9%	402	24.7%	19.6%
Corporate Finance/Restructuring	333	30.7%	325	20.0%	(2.4)%
Economic	219	20.2%	209	12.8%	(4.6)%
Technology	198	18.2%	273	16.8%	37.9%
Strategic and Financial Communications	—	—	419	25.7%	N/A

Total Company	1,086	100.0%	1,628	100.0%	49.9%

N/A — Not available or Not applicable

The number of revenue-generating employees in the forensic/litigation consulting practice increased from March 31, 2006 to March 31, 2007 due primarily to the acquisitions we completed since June 30, 2006. The number of revenue-generating employees in our technology practice increased primarily due to increased demand for our services and to provide additional support for the expansion of our technology services. Our strategic and financial communications consulting practice was established during the fourth quarter of 2006 through the acquisition of FD. In addition, as a result of our efforts to improve profitability, in September 2006, we reduced our revenue-generating professionals by 11 in our forensic/litigation consulting practice, by 21 in our corporate finance/restructuring practice and by 19 in our economic consulting practice.

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

	Three Months Ended March 31,
	2006	2007	Percent Change
Forensic/Litigation	84%	77%	(8.3)%
Corporate Finance/Restructuring	81%	86%	6.2%
Economic	85%	85%	0.0%

Utilization of our professionals is affected by a number of factors, including:

•	the number, size and timing of client engagements;

•	the hiring of new professionals, which generally results in a temporary drop in our utilization rate during the transition period for new hires;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of professionals;

•	the timing of staff vacations; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

During the three-month period ended March 31, 2007, the decreased utilization rate in our forensic/litigation consulting practice is primarily attributable to a large client engagement that began during the fourth quarter of 2005 and was substantially completed during the first quarter of 2006. The utilization of professionals in our corporate finance/restructuring consulting practice increased primarily due to a large client engagement that started in the fourth quarter of 2006 and growth in our transaction advisory services.

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

	Three Months Ended March 31,
	2006	2007	Percent Change
Forensic/Litigation	$291	$338	16.2%
Corporate Finance/Restructuring	$394	$414	5.1%
Economic	$373	$398	6.7%

Average hourly billable rates are affected by a number of factors, including:

•	the relative mix of our billable professionals (utilization and number of billable professionals at varying levels of billing rates);

•	our standard billing rates, which we have increased across all practices;

•	our clients’ perception of our ability to add value through the services we provide;

•	the market demand for our services;

•	the pricing policies of our competitors;

•	the mix of services that we provide;

•	the level of revenue realization adjustments made during the period, including adjustments for potential or court ordered fee and expense adjustments; and

•	general economic conditions.

The average billable rate per hour increased across all of our practices primarily due to increased hourly billing rates. The average billable rate per hour increased in our corporate finance/restructuring consulting practice also due to a change in staff mix and an increase in the success fee component of our revenues.

Segment profits.

	Three Months Ended March 31,				Percent Change
	2006		2007
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues
	(dollars in thousands)
Forensic/Litigation	$13,013	26.0%	$14,105	25.9%	8.4%
Corporate Finance/Restructuring	14,260	26.4%	14,928	24.0%	4.7%
Economic	8,705	22.9%	11,108	27.8%	27.6%
Technology	10,954	40.6%	10,607	32.1%	(3.2)%
Strategic and Financial Communications	—	N/A	9,971	26.1%	N/A
Corporate	(13,368)	—	(16,316)	—	(22.1)%

Total Company	$33,564	19.8%	$44,403	19.5%	32.3%

N/A — Not available or Not applicable

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

The $10.8 million increase in segment profits for the three months ended March 31, 2007 as compared to the same period in 2006 is attributable to a $13.7 million increase in our operating segment profits offset by a $2.9 million increase in corporate costs primarily due to an increase in payroll and travel related expenses to support the international expansion of our business. Our operating segment profits increase was primarily attributable to the acquisition of FD which contributed $10.0 million to the increase. Although our corporate costs increased in absolute dollars, these costs decreased as a percentage of revenues. See “—Results of Operations” for a more detailed discussion and analysis of our financial results.

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

Revenue recognition. Our services are primarily rendered under arrangements that require the client to pay us on a time-and-expense basis. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed upon rates as work is performed. We recognize revenues from reimbursable expenses in the period in which the expense is incurred. The basis for our policy is the fact that we normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the engagement and at our agreed-upon hourly rates. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We recognize revenues for these arrangements when all the performance-based criteria are met and collection of the fee is reasonably assured. EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” is considered for those arrangements with multiple deliverables. Revenues related to the amount of data stored or processed, or the number of pages or images processed are recognized as the services are provided based-on agreed-upon rates.

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

Goodwill and other intangible assets. As of March 31, 2007, goodwill and other intangible assets represented 69.4% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we have completed since 2002. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements and software. We make at least annual impairment assessments of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

Share-based compensation. Effective January 1, 2006, we adopted Statement No. 123(R) and began to recognize expense in our income statement associated with all share-based awards based on the grant-date fair value of the awards. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards, such as stock options and discounts provided for stock purchases under our employee stock purchase plan. However, we use a lattice model to value options that vest upon the earlier of the achievement of a service condition or the achievement of a market condition. The determination of the fair value of share-based awards using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Performance-based awards are expensed assuming that the performance criteria will be achieved. Depending upon the model used, those assumptions include estimating:

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

We have reviewed each of these assumptions carefully and based on the analysis discussed in note 2 to our condensed consolidated financial statements determined our best estimate for these variables. Of these assumptions, the expected term of the option, post-vesting forfeiture rate, suboptimal exercise factor and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of option holders and the expected performance of our common stock. An increase in the volatility of our common stock will increase the amount of compensation expense on new awards. An increase in the expected term of the awards will also cause an increase in compensation expense. An increase in the post-vesting forfeiture rate will cause a decrease in compensation expense as the employee is not likely to hold the option for the contractual term. An increase in the suboptimal exercise factor will cause an increase in the value of the award. Risk-free interest rates are less difficult to estimate, but an increase in the risk-free interest rate will increase compensation expense. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

Under Statement No. 123(R), share-based compensation expense is based on awards ultimately expected to vest and must be reduced for estimated forfeitures. Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience. Changes in our estimated forfeiture rate could materially impact our estimate of the fair value of share-based compensation and consequently, the related amount of expense recognized in our condensed consolidated statements of income.

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

Income taxes. Our income tax provision consists principally of federal, state and foreign income taxes. We generate income in a significant number of states located throughout the United States. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state tax and foreign jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the liability method of accounting, which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have not recorded any significant valuation allowances on our deferred tax assets as we believe the recorded amounts are more likely than not to be realized. If the assumptions used in preparing our income tax provision differ from those used in the preparation of our income tax return, we may experience a change in our effective income tax rate for the year.

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and expanded disclosure with respect to uncertainty in income taxes. We adopted the guidance of FIN No. 48 effective January 1, 2007. The adoption of this accounting pronouncement did not have a material effect on our financial position, results of operations or cash flows. Furthermore, we are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months. See note 8 to the condensed consolidated financial statements for additional information.

Significant New Accounting Pronouncements

In March 2006, the FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. The adoption of EITF Issue No. 06-03 on January 1, 2007, did not have an effect on our policy related to sales taxes and therefore, did not have an effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. We are required to adopt the provisions of Statement No. 157 effective January 1, 2008 although earlier adoption is permitted. As of March 31, 2007, we have not adopted FASB Statement No. 157. We do not believe the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings at each reporting date. The fair value option (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for using the equity method; (ii) is generally irrevocable; and (iii) is applied only to entire instruments and not portions of instruments. We are required to adopt Statement No. 159 no later than January 1, 2008. We are currently evaluating the impact of adopting this standard on our financial position, results of operations and cash flows.

Results of Operations

Revenues.

	Three Months Ended March 31,
	2006		2007		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Forensic/Litigation	$50,113	29.6%	$54,363	23.9%	8.4%
Corporate Finance/Restructuring	54,090	32.0%	62,102	27.3%	14.8%
Economic	38,076	22.5%	39,997	17.6%	5.1%
Technology	26,985	15.9%	33,050	14.5%	22.5%
Strategic and Financial Communications	—	N/A	38,213	16.8%	N/A

Total Company	$169,264	100.0%	$227,725	100.0%	34.5%

N/A – Not available or Not applicable

The growth in revenues for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 is primarily attributable to acquisition activity. The increase in revenues of $58.5 million or 34.5% is due to the following.

•

Forensic/Litigation Consulting Practice. Revenues increased by $4.3 million of which $5.6 million is attributable to acquisition activity completed subsequent to the second quarter of 2006 offset by reduced revenues due to the completion of a large client engagement that was substantially completed during the first quarter of 2006. This large engagement temporarily drove up utilization rates to a higher than normal level during the first quarter of 2006.

•

Corporate Finance/Restructuring Consulting Practice. Revenues increased by $8.0 million primarily due to increased utilization due primarily to a large client engagement which started at the end of the fourth quarter of 2006. Increased billing rates and an increased demand for our transaction advisory services also contributed to the increase.

•	Economic Consulting Practice. Revenues increased by $1.9 million due primarily to continued strength of our merger and acquisition services and increases in average billing rates.

•

Technology Practice. Revenues increased by $6.1 million primarily due to the addition of a technical sales team during 2006 and the offerings of end-to-end electronically stored information, or ESI, services to our customers.

•	Strategic and Financial Communications Consulting Practice. Revenues of $38.2 million are exclusively attributable to the acquisition of FD.

Direct cost of revenues.

	Three Months Ended March 31,
	2006		2007
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic/Litigation	$28,337	56.6%	$30,474	56.1%	7.5%
Corporate Finance/Restructuring	31,013	57.3%	36,029	58.0%	16.2%
Economic	24,777	65.1%	24,330	60.8%	(1.8)%
Technology	11,132	41.3%	16,798	50.8%	50.9%
Strategic and Financial Communications	—	N/A	18,550	48.5%	N/A

Total Company	$95,259	56.3%	$126,181	55.4%	32.5%

N/A – Not available or Not applicable

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including bonuses related to utilization and profitability, the amortization of signing bonuses given in the form of forgivable loans to non-executive officer employees, share-based compensation, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement, depreciation on equipment used to support our client engagements and other related expenses billable to clients.

The growth in direct costs of revenues for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 is primarily attributable to acquisition activity. The increase in direct cost of revenues of $30.9 million or 32.5% is attributable to the following.

•

Forensic/Litigation Consulting Practice. Direct cost of revenues increased $2.1 million primarily attributable to acquisition activity. Direct cost of revenues as a percentage of revenues remained stable.

•

Corporate Financing/Restructuring Consulting Practice. Direct cost of revenues increased $5.0 million due primarily due to a $2.7 million increase in pass-through costs associated with a large client engagement which began during the fourth quarter of 2006. Direct compensation costs increased $2.3 million primarily attributable to employment arrangements we entered into with senior managing directors during the second quarter of 2006, resulting in increased salary, incentive compensation, share-based compensation and forgivable loan expenses. Direct cost of revenues as a percentage of revenues remained stable.

•

Economic Consulting Practice. Direct cost of revenues decreased $0.4 million due primarily to a decrease in compensation expense associated with our reduction in force activity which began during the third quarter of 2006. This resulted in a gross margin improvement for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

•

Technology Practice. Direct cost of revenues increased $5.7 million primarily due to the addition of 75 revenue-generating professionals to support the continuing growth and expansion of the technology practice and increased compensation expenses to retain professionals. The increase in the direct cost of revenues as a percentage of revenues was attributable to an increased number of revenue-generating professionals to support future growth in this segment. Direct compensation costs also increased due to employment arrangements we entered into with senior managing directors during the first quarter of 2007, resulting in increased salary, incentive compensation, share-based compensation and forgivable loan expenses.

•	Strategic and Financial Communications Consulting Practice. Direct cost of revenues of $18.5 million are exclusively attributable to the acquisition of FD.

Selling, general and administrative expenses.

	Three Months Ended March 31,
	2006		2007
	Selling, General & Administrative	% of Segment Revenues	Selling, General & Administrative	% of Segment Revenues	Percent Change
	(dollars in thousands)
Forensic/Litigation	$9,258	18.5%	$10,243	18.8%	10.6%
Corporate Finance/Restructuring	8,947	16.5%	10,896	17.5%	21.8%
Economic	4,902	12.9%	4,904	12.3%	—
Technology	5,767	21.4%	7,006	21.2%	21.5%
Strategic and Financial Communications	—	—	10,189	26.7%	N/A
Corporate	14,352	—	17,120	—	19.3%

Total Company	$43,226	25.5%	$60,358	26.5%	39.6%

N/A – Not available or Not applicable

Selling, general and administrative expenses consist primarily of salaries and benefits paid to office and sales staff, rent, marketing, corporate overhead expenses, bad debt expense and depreciation and amortization of property and equipment. Segment selling, general and administrative costs include those expenses that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Unallocated corporate selling, general and administrative costs include expenses related to centrally managed administrative and marketing functions. These costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development and advertising functions, as well as costs related to overall corporate management.

Overall our total selling, general and administrative expenses as a percentage of revenues increased from 25.5% in the quarter ended March 31, 2006 to 26.5% in the quarter ended March 31, 2007. This increase was primarily attributable to the acquisition of FD in October 2006. Selling, general and administrative expenses related to our operating segments increased by $14.3 million for the three months ended March 31, 2007 as compared to the same period in 2006. The increases in selling, general and administrative expenses are primarily attributable to increased rent and occupancy costs and acquisition activities as detailed below.

•

Forensic/Litigation Consulting Practice. Selling, general and administrative expenses increased by $1.0 million primarily due to a $1.2 million increase in occupancy costs, a $0.8 million increase in payroll and travel related expenses offset by a $1.0 million decrease in bad debt and other expenses. The majority of the cost increase is attributable to acquisition activities completed since June 30, 2006.

•

Corporate Finance/Restructuring Consulting Practice. Selling, general and administrative expenses increased by $1.9 million primarily due to a $0.7 million increase in occupancy costs, a $0.8 million increase in bad debt expenses and a $0.4 million increase in other expenses.

•

Technology Practice. Selling, general and administrative expenses increased by $1.2 million primarily due to a $1.7 million increase in occupancy costs offset by a $0.5 million decrease in bad debt and other expenses.

•	Strategic and Financial Communications Consulting Practice. Selling, general and administrative expenses of $10.2 million are exclusively attributable to the acquisition of FD.

Our corporate selling, general and administrative expenses increased by $2.8 million for the three months ended March 31, 2007 as compared to the same period in 2006 primarily due to the following.

•

a $2.3 million increase in payroll and travel related expenses as a result of increases in the number of corporate employees necessary to support our growing organization and international expansion; and

•	a $0.5 million increase in marketing related activities to promote our organization.

Interest expense and other. Interest expense and other increased by $5.1 million primarily due to the $215.0 million in principal amount of 7 3/4% senior notes we issued in October 2006.

Income tax provision. Our effective tax rate decreased from 45.6% for the three months ended March 31, 2006 to 44.0% for the three months ended March 31, 2007. This rate decrease is due to a larger portion of our pre-tax income being generated in foreign jurisdictions that are currently flowing through to the U.S. and are being taxed at the 35% federal rate and a reduced effective state rate. The rate decrease is also due to additional pre-tax book income diluting the effect of non-deductible tax differences on the overall rate.

Litigation settlement losses, net. Litigation settlement losses for the quarter ended March 31, 2007 consists primarily of $0.6 million we expensed to settle an arbitration in connection with an engagement we completed in 2006.

Liquidity and Capital Resources

Cash flows.

	Three Months Ended March 31,		Change from Previous Year
	2006	2007	Dollars	Percent
	(dollars in thousands)
Net cash used in operating activities	$(37,797)	$(26,918)	$10,879	28.8%
Net cash used in investing activities	(54,373)	(32,552)	21,821	40.1%
Cash (used in) provided by financing activities	(13,573)	5,550	19,123	140.9%

We have historically financed our operations and capital expenditures solely through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation amounts. Our cash flows generally improve subsequent to the first quarter of each year.

We used less cash flow for operating activities during the first quarter of 2007 as compared to the first quarter of 2006 primarily because we received $10.5 million from one of our landlords to fund tenant improvements. This payment will be accounted for as a reduction of rent expense over the life of the related lease.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During 2007, our accounts receivable, net of billings in excess of services provided have increased across most of our operating segments since December 31, 2006. This is primarily due to increasing revenues during the quarter ended March 31, 2007. At March 31, 2007, a trade receivable for our economic consulting practice classified within other long-term assets represents $13.1 million of fees for services rendered where payment will not be received until completion of the client engagement. This specific matter causes days sales outstanding to increase in this practice.

Net cash used in investing activities during the three months ended March 31, 2007 decreased $21.8 million as compared to the same period in 2006 due primarily to a $32.5 million decrease in cash used to fund acquisition activities offset by an increase of $10.6 million for capital expenditures. For the quarter ended March 31, 2007, net cash used in investing activities includes $5.3 million used in February 2007 to acquire the remaining 3% of share capital of FD; $7.6 million of contingent consideration payments and $6.1 million related to other acquisition activities. For the quarter ended March 31, 2006, net cash used for acquisition activities included $48.2 million of net cash to acquire Competition Policy Associates, Inc. and $3.3 million of contingent consideration payments.

Capital expenditures increased $10.6 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to the costs of leasehold improvements to support the expansion and renovation of our offices. However, we also received $10.5 million in the form of a leasehold improvement allowances from our landlord during the first quarter of 2007, which is classified as an operating cash flow. We had no material outstanding purchase commitments as of March 31, 2007.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances and repurchases of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions or to refinance existing indebtedness. During the three months ended March 31, 2007, our financing activities consisted of the borrowing and repayment of $15.0 million on our revolving line of credit in addition to $4.9 million of cash received from the exercise of stock options. During the three months ended March 31, 2006, our financing activities consisted of $15.3 million of cash used to repurchase shares of our common stock under our share repurchase program, offset by $1.6 million of cash received from the exercise of stock options.

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

Our senior secured credit facility and the indentures governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than consulting related businesses. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At March 31, 2007, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indentures governing our senior notes.

As of March 31, 2007, our capital resources included $38.1 million of cash and cash equivalents and $150.0 million of borrowing capacity under our revolving line of credit. As of March 31, 2007, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of March 31, 2007, we had $9.3 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $140.7 million.

Future capital needs. We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our business;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under our incentive compensation program;

•	discretionary funding of our share repurchase program;

•	potential earnout obligations related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings.

We currently anticipate capital expenditures will be about $25.0 million to $30.0 million to support our organization during 2007, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions, but does not include the impact of any further purchases that we may be required to make as a result of any future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional business combinations.

Holders of our 3 3/4% convertible senior subordinated notes may convert them, only under certain circumstances, including certain stock price related conversion contingencies. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Pursuant to the terms of the indenture governing the convertible notes, since our closing stock price did not equal or exceed the $37.50 contingent conversion trigger price for 20 out of 30 consecutive trading days ending on the beginning of the conversion period, the market price trigger was not satisfied and holders of the debentures were not able to exercise their right to convert the notes during the first quarter ended March 31, 2007. Since the holders of the convertible notes are not able to exercise their right to convert the notes as of the end of the conversion period, we have classified the $150.0 million convertible senior subordinated notes as long term debt in the accompanying balance sheet. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant portion of note holders will exercise their right to covert because the notes have traded at a premium over their conversion value. Furthermore, we believe we have adequate financial resources to fund potential conversions.

Off-balance sheet arrangements. We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future contractual obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of March 31, 2007. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts. See “—Forward-Looking Statements.”

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to March 31, 2007 and prior to the September 30, 2011 maturity date.

The interest obligation on our long-term debt assumes that our senior notes and our convertible notes will bear interest at their stated rates. Our convertible notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash. We enter into derivative contracts, mainly to protect against adverse interest rate movements on the value of our long-term debt, under which we are required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of interest rate swap agreements with notional amounts totaling $60.0 million. Derivative contracts are carried at fair value on our condensed consolidated balance sheet. Because the derivative contracts recorded on our condensed consolidated balance sheet at March 31, 2007 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the following table. However, our total interest expense will be impacted by net cash flows under these derivative contracts. Further discussion of our derivative instruments is included in note 6 to our condensed consolidated financial statements.

Future contractual obligations related to our operating leases are net of contractual sublease receipts.

	Total	2007	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Contractual Obligations
Long-term debt	$580,334	$33	$6,919	$8,141	$46	$47	$48	$565,100
Interest on long-term debt	292,554	34,731	37,544	37,542	37,542	37,542	37,541	70,112
Operating leases	270,257	20,438	26,223	24,976	24,310	23,290	19,715	131,305

Total obligations	$1,143,145	$55,202	$70,686	$70,659	$61,898	$60,879	$57,304	$766,517

Future outlook. We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $140.7 million of availability under our revolving line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $38.1 million of cash and cash equivalents at March 31, 2007;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2007 of about $25.0 million to $30.0 million;

•	funds required to satisfy earnout obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans, which we project to be $30 million to $35 million in 2007;

•	the discretionary funding of our share repurchase program; and

•	other future contractual obligations.

For the last several years our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our revolving line of credit, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any acquisition transactions, not currently contemplated, or any unexpected changes in significant numbers of revenue-generating professionals. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our businesses. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

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

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, compensation arrangements, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, may appear under the headings “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 13, 2007 and the other documents we file with the Securities and Exchange Commission, or SEC. When used in this quarterly report, the words estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

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

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this quarterly report and are expressly qualified in their entirety by the cautionary statements included herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.

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

Interest rate risk. The table below summarizes our market risks from changes in interest rates as of March 31, 2007 and December 31, 2006. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related weighted average interest rates by year of maturity for our senior notes and our convertible notes. The table excludes the potential exercise of the relevant redemption or conversion features of our notes. For interest rate swap agreements, the table presents notional amounts and related interest rates by year of maturity. The fair values included in this section have been determined based on quoted market prices for our senior notes and our convertible notes and estimates from bankers to settle interest rate swap agreements.

	Year of Maturity							March 31, 2007		December 31, 2006
	2007	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate
Sensitivity:
Long-term debt
Fixed rate	$33	$45	$45	$46	$47	$48	$565,100	$565,364	$614,895	$565,375	$604,180
Average interest rate							7%	7%		6%
Variable rate	$—	$6,874	$8,097	$—	$—	$—	$—	$14,971	$14,971	$6,874	6,874
Interest rate swaps
Fixed to variable	$—	$—	$—	$—	$—	$—	$60,000	$60,000	$(1,506)	$60,000	$(1,891)
Average pay rate							8%	8%		8%
Average receive rate							8%	8%		8%

Equity price sensitivity. We currently have outstanding $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of March 31, 2007, the conversion price has not required adjustment and we would not be required to issue any shares of our common stock upon conversion.

We granted certain sellers of Cambio Health Solutions contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make an additional cash payment to the sellers equal to the deficiency. The price protection periods vary from one to four years after May 31, 2005. If the market value of our common stock is lower than $22.33 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.33, we may be required to make total price protection payments of about $0.6 million. Based on the price of our common stock on March 31, 2007, we would not be obligated to make any price protection related payments.

We granted certain sellers of Competition Policy Associates, Inc., contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock between the years ending December 31, 2006 and December 31, 2013, if the market price of our common stock is below $27.61, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $27.61 on any date that restrictions lapse, then for every $1.00 that our stock price is below $27.61, we may be required to make price protection payments of about $0.9 million. Based on the price of our common stock on March 31, 2007, we would not be obligated to make any price protection related payments.

We granted certain sellers of FD contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock between the years ending December 31, 2007 and December 31, 2011, if the market price of our common stock is below $22.26, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $22.26 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.26, we may be required to make price protection payments of about $1.1 million. Based on the price of our common stock on March 31, 2007, we would not be obligated to make any price protection related payments.

The high and low sale prices per share for our common stock as reported on the New York Stock Exchange during the first quarter of 2007 were $35.12 and $26.09, respectively.

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

Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There were no material changes in any risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission, or SEC, on March 13, 2007, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities. Effective January 2, 2007, we issued an aggregate of 105,359 shares of our common stock in payment of $3.0 million of the purchase price for the acquisition of substantially all of the assets of Holder International, Inc., a Florida corporation; Holder International, SA, a corporation organized under the laws of Argentina, Berard e Cia, Ltda, a corporation organized under the laws of Brazil, pursuant to that certain asset purchase agreement dated as of January 2, 2007. These shares were issued based on a per share price of $28.474 (the average closing price per share of our common stock as reported on the New York Stock Exchange for the five consecutive trading days ended two days prior to January 2, 2007). The 105,359 shares of our common stock were offered, sold and issued without registration in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, to one accredited investor. We did not engage in general solicitation and advertising in connection with the offering of these shares.

Effective February 16, 2007, we issued an aggregate of 77,084 additional shares of our common stock to acquire the approximately 3% outstanding share capital of FD International (Holdings) Limited that we did not acquire as of October 4, 2006 from the holders of such share capital, the “FD Shareholders.” The shares of our common stock were issued based on a per share price of $22.26 per share (the average closing price per share of our common stock as reported on the New York Stock Exchange for the five trading days ended September 6, 2006). These shares of our common stock have been offered, sold and issued without registration to FD Shareholders in the U.S. in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act to accredited investors and no more than 35 unaccredited investors in transactions not involving a public offering. To eligible FD Shareholders outside of the U.S., shares of our common stock have been offered, sold and issued in reliance on Regulation S promulgated by the SEC under the Securities Act in offshore transactions. We did not engage in general solicitation, advertising and directed selling efforts in connection with the offering of these shares of our common stock.

Purchases of equity securities by the issuer and affiliated purchase. The following table provides information with respect to purchases we made of our common stock during the first quarter of 2007 (in thousands except per share amounts).

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program(2)
January 1 through January 31, 2007	5	$27.56	—	$33,456
February 1 through February 28, 2007	—	—	—	$33,456
March 1 through March 31, 2007	—	—	—	$33,456

Total	5		—

(1)	Represents 5,119 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)	In October 2003, our board of directors initially approved a share repurchase program under which we are authorized to purchase shares of our common stock. From time to time since then, our board has increased the amount of authorized share repurchases under the program. On February 14, 2007, our board of directors authorized up to $50.0 million of stock purchases under the program through December 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

4.1†	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under 7 5/8% Senior Notes due 2013.

4.2†	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012.

4.3†	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under 7 3/4% Senior Notes due 2016.

10.1†	Release entered into as of January 4, 2007 in favor of FTI Consulting, Inc. and Teklicon, Inc. by Bank of America, N.A., as Administrative Agent, releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under the Amended and Restated Credit Agreement entered into as of September 29, 2006, Amended and Restated Security Agreement dated as of September 29, 2006, and Amended and Restated Pledge Agreement dated as of September 29, 2006.

10.2*†	Form of Nonqualified Stock Option Agreement used with 2006 Global Long-Term Incentive Plan.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: May 9, 2007	by	/s/ THEODORE I. PINCUS
Theodore I. Pincus
Executive Vice President and Chief Financial Officer
(principal financial officer)