Form 10-Q
period 2007-06-30
FTI CONSULTING INC
filed 2007-08-08
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer    ☒                Accelerated filer    ☐                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common stock, par value $0.01 per share	42,954,168

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$30,255	$91,923
Accounts receivable
Billed receivables	156,255	135,220
Unbilled receivables	83,566	56,228
Allowance for doubtful accounts and unbilled services	(23,356)	(20,351)

	216,465	171,097
Notes receivable	12,079	7,277
Prepaid expenses and other current assets	17,754	16,259
Deferred income taxes	8,995	8,393

Total current assets	285,548	294,949
Property and equipment, net	64,688	51,326
Goodwill	902,748	885,711
Other intangible assets, net	73,520	77,711
Notes receivable, net of current portion	55,849	35,303
Other assets	46,946	46,156

Total assets	$1,429,299	$1,391,156

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$50,564	$77,914
Accrued compensation	62,908	76,765
Current portion of long-term debt	15,015	6,917
Billings in excess of services provided	18,427	16,863

Total current liabilities	146,914	178,459
Long-term debt, net of current portion	562,508	563,441
Deferred income taxes	58,440	57,782
Other liabilities	39,363	26,374
Commitments and contingent liabilities (notes 3, 5, 6 and 7)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 42,565 (2007) and 41,890 (2006)	425	419
Additional paid-in capital	312,012	294,350
Retained earnings	307,281	268,937
Accumulated other comprehensive income	2,356	1,394

Total stockholders’ equity	622,074	565,100

Total liabilities and stockholders’ equity	$1,429,299	$1,391,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$239,692	$159,760	$467,417	$329,024

Operating expenses
Direct cost of revenues	131,349	90,083	257,530	185,342
Selling, general and administrative expense	61,910	38,610	122,268	81,836
Amortization of other intangible assets	2,748	2,805	5,485	5,759

	196,007	131,498	385,283	272,937

Operating income	43,685	28,262	82,134	56,087

Other income (expense)
Interest income	1,824	555	2,320	1,476
Interest expense and other	(10,737)	(6,006)	(21,701)	(11,889)
Litigation settlement losses, net	(167)	(5)	(908)	(269)

	(9,080)	(5,456)	(20,289)	(10,682)

Income before income tax provision	34,605	22,806	61,845	45,405
Income tax provision	11,523	10,139	23,501	20,451

Net income	$23,082	$12,667	$38,344	$24,954

Earnings per common share — basic	$0.56	$0.32	$0.92	$0.64

Earnings per common share — diluted	$0.53	$0.32	$0.89	$0.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, January 1, 2007	41,890	$419	$294,350	$268,937	$1,394	$565,100
Comprehensive income:
Cumulative translation adjustment					962	962
Net income				38,344		38,344

Total comprehensive income						39,306

Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $3,213	579	6	14,751			14,757
Employee stock purchase plan and other	141	1	3,206			3,207
Restricted share grants	245	2	(2)			—
Business combinations	210	2	6,420			6,422
Purchase and retirement of common stock	(500)	(5)	(18,111)			(18,116)
Share-based compensation			11,398			11,398

Balance, June 30, 2007	42,565	$425	$312,012	$307,281	$2,356	$622,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$38,344	$24,954
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and other amortization	8,384	6,174
Amortization of other intangible assets	5,485	5,759
Provision for doubtful accounts	3,804	3,647
Non-cash share-based compensation	11,034	6,671
Excess tax benefits from share-based compensation	(2,854)	(805)
Non-cash interest expense	1,632	1,200
Other	(284)	(15)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(51,418)	(31,235)
Notes receivable	(25,659)	(26,843)
Prepaid expenses and other assets	(1,156)	(2,113)
Accounts payable, accrued expenses and other	13,944	5,602
Accrued special termination charges	(5,943)	—
Income taxes	(3,175)	(2,268)
Accrued compensation	(11,074)	(21,431)
Billings in excess of services provided	1,424	656

Net cash used in operating activities	(17,512)	(30,047)

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(20,476)	(50,201)
Purchases of property and equipment	(22,253)	(8,659)
Cash placed in escrow to acquire business	—	(9,000)
Other	386	345

Net cash used in investing activities	(42,343)	(67,515)

Financing activities
Borrowings under revolving line of credit	25,000	—
Payments of revolving line of credit	(25,000)	—
Purchase and retirement of common stock	(18,116)	(23,376)
Issuance of common stock under equity compensation plans	11,750	4,306
Excess tax benefits from share-based compensation	2,854	805
Other	(9)	26

Net cash used in financing activities	(3,521)	(18,239)

Effect of exchange rate changes on cash	1,708	—

Net decrease in cash and cash equivalents	(61,668)	(115,801)
Cash and cash equivalents, beginning of period	91,923	153,383

Cash and cash equivalents, end of period	$30,255	$37,582

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

Earnings per common share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method; and shares issuable upon conversion of our convertible notes assuming the conversion premium was converted into common stock based on the average market price of our stock during the period. The average price per share of our common stock for the three and six months ended June 30, 2007 was $36.59 and $33.67; therefore, the conversion feature of the convertible notes had a dilutive effect on our earnings per share. The average price per share of our common stock for the three and six months ended June 30, 2006 was $26.97 and $27.38; therefore, none of the shares underlying the convertible notes were included in diluted weighted average shares outstanding for the three and six months ended June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator — basic and diluted
Net income	$23,082	$12,667	$38,344	$24,954

Denominator
Weighted average number of common shares outstanding — basic	41,333	39,114	41,537	39,260
Effect of dilutive stock options	1,053	574	912	656
Effect of dilutive convertible notes	700	—	345	—
Effect of dilutive restricted shares	326	197	288	188

Weighted average number of common shares outstanding — diluted	43,412	39,885	43,082	40,104

Earnings per common share — basic	$0.56	$0.32	$0.92	$0.64

Earnings per common share — diluted	$0.53	$0.32	$0.89	$0.62

Antidilutive stock options and restricted shares	1,666	1,638	2,231	1,352

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Supplemental cash flow information.

	Six Months Ended June 30
	2007	2006
Other non-cash investing and financing activities
Issuance of common stock to acquire businesses	$6,422	$26,088

Issuance of notes payable as contingent consideration	$8,096	$—

2.	Share-Based Compensation

Share-based incentive compensation plans. Our 2004 Long-Term Incentive Plan provides for grants of option rights, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares, or other share-based awards. As of June 30, 2007, 205,390 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan.

The FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan provides for grants of option rights, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares, or other share-based awards. As of June 30, 2007, 1,630,713 shares of common stock are available for grant under our 2006 Global Long-Term Incentive Plan.

The FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors provides for grants of stock unit and restricted stock unit awards to our key employees, other highly-compensated employees and non-employee directors. We are authorized to issue up to 1,500,000 shares of common stock under the deferred compensation plan. As of June 30, 2007, 1,317,673 shares of common stock are available for grant under our Deferred Compensation Plan for Key Employees and Non-Employee Directors.

Options are granted to employees with exercise prices equal to or exceeding the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the compensation committee of our board of directors. Options granted under our share-based incentive compensation plans generally vest over three to six years, although we have granted options that vest over eight years. Some options vest upon the earlier of the achievement of a service condition, performance condition or the achievement of a market condition. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years. Our share-based incentive compensation plans provide for accelerated vesting if there is a change in control, as defined in the applicable plan. The employment agreements with executive officers and other employees provide for accelerated vesting on other events, including death, disability, termination without cause and termination by the employee with good reason. We issue new shares of our common stock whenever stock options are exercised or share awards are granted.

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

Employee stock purchase plan. The FTI Consulting, Inc. 2007 Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions of up to 15% of eligible compensation, subject to limitations. The purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,000,000 shares are authorized for purchase under the plan, all of which are available for purchase as of June 30, 2007. On July 2, 2007, employees purchased 304,277 shares of common stock under this plan with contributions made during the semi-annual offering period ending June 30, 2007 at the weighted-average price per share of $23.71.

During the six months ended June 30, 2007, employees purchased 120,439 shares of common stock under the FTI Consulting, Inc. Employee Stock Purchase Plan at the weighted-average price per share of $22.75. During the six months ended June 30, 2006, employees purchased 144,680 shares of common stock under this plan at the weighted-average price per share of $17.79. The provisions of this plan are substantially the same as the provisions under our 2007 Employee Stock Purchase Plan. Shares are no longer available for purchase under this plan.

Share-based compensation expense. We use the Black-Scholes option-pricing model and a lattice model to value our option and purchase plan grants using the assumptions in the following table. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities with remaining terms similar to the expected term of the option or purchase plan award. The dividend yield on our common stock is assumed to be zero since we have not paid cash dividends and have no current plans to do so in the future. To estimate the market price volatility of our common stock, we use the historical volatility of our common stock over a time period equal to the expected term of the option or purchase plan award. The expected life of option grants is based on historical observations of the actual time lapsed between the grant date and exercise date. Groups of option holders that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions	2007	2006	2007	2006
Risk-free interest rate — option plan grants	4.72% – 4.74%	4.86% – 5.00%	4.48% – 4.89%	4.29% – 5.00%
Risk-free interest rate — purchase plan grants	—	—	5.02%	4.37%
Dividend yield	0%	0%	0%	0%
Expected life of option grants	4 – 7 years	3 – 6 years	3 – 7 years	3 – 10 years
Expected life of stock purchase plan grants	—	—	0.5 years	0.5 years
Stock price volatility — option plan grants	42.6% – 45.7%	47.0% – 51.7%	32.3% – 48.7%	45.7% – 51.7%
Stock price volatility — purchase plan grants	—	—	34.5%	32.0%

The table below reflects the total share-based compensation expense recognized in our income statements for the three and six months ended June 30, 2007 and 2006. Our share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. We estimate forfeitures at the time an award is granted and make revisions if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience.

	2007		2006
Income Statement Classification	Option Grants and Stock Purchase Plan Rights	Restricted Share Grants	Option Grants and Stock Purchase Plan Rights	Restricted Share Grants
Three Months Ending June 30
Direct cost of revenues	$1,415	$574	$720	$301
Selling, general and administrative expense	2,691	965	1,650	287

Share-based compensation expense before income taxes	4,106	1,539	2,370	588
Income tax benefit	1,069	506	637	251

Share-based compensation, net of income taxes	$3,037	$1,033	$1,733	$337

Six Months Ending June 30
Direct cost of revenues	$2,730	$1,024	$1,273	$625
Selling, general and administrative expense	5,451	1,829	4,173	600

Share-based compensation expense before income taxes	8,181	2,853	5,446	1,225
Income tax benefit	2,301	1,084	1,237	522

Share-based compensation, net of income taxes	$5,880	$1,769	$4,209	$703

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

General stock option and share-based award information. The following table summarizes the option activity under our share-based incentive compensation plans as of and during the six months ended June 30, 2007. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on changes in the fair market value of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	5,851	$23.25
Options granted during the period:
Exercise price = fair market value	760	$28.21
Exercise price > fair market value	45	$38.78
Options exercised	(586)	$20.05
Options forfeited	(33)	$27.30

Options outstanding, June 30, 2007	6,037	$24.27	7.5 years	$83,166

Options exercisable, June 30, 2007	3,164	$22.04	6.1 years	$50,602

As of June 30, 2007, there was $28.6 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 3.9 years as the options vest. There was no share-based compensation cost capitalized as of June 30, 2007 and December 31, 2006.

The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of options exercised was:

•	$5.9 million during the three months ended June 30, 2007;

•	$1.8 million during the three months ended June 30, 2006;

•	$9.0 million during the six months ended June 30, 2007; and

•	$2.5 million during the six months ended June 30, 2006.

The table below reflects the weighted-average grant-date fair value of stock options granted, shares purchased under our employee stock purchase plan and restricted shares granted during the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
Weighted-average fair value of grants	2007	2006
Stock options:
Grant price = fair market value	$14.47	$14.86
Grant price > fair market value	$13.61	$13.13
Employee stock purchase plan shares	$7.08	$6.78
Restricted shares	$32.07	$26.58

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Following is a summary of the status of stock options outstanding and exercisable at June 30, 2007.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Shares	Weighted-Average Exercise Price
$ 1.90 — $ 21.33	1,648	$18.19	6.0 years	1,455	$18.09
$ 21.42 — $ 25.67	1,227	$23.59	6.6 years	950	$23.43
$ 25.73 — $ 27.34	1,220	$26.40	8.9 years	244	$26.33
$ 27.43 — $ 29.09	1,594	$27.86	8.5 years	345	$27.65
$ 28.32 — $ 41.15	348	$31.47	8.3 years	170	$30.53

	6,037			3,164

A summary of our unvested restricted share award activity during the six months ended June 30, 2007 is presented below. The fair value of unvested restricted share awards is determined based on the closing market price of our common stock on the grant date. Pre-vesting forfeitures were estimated to be between 0% and 2% based on historical experience.

	Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted share-based awards outstanding, January 1	869	$23.63
Restricted share-based awards granted	315	$32.07
Restricted share-based awards vested	(51)	$24.97
Restricted share-based awards forfeited	(2)	$32.70

Unvested restricted share-based awards outstanding, June 30	1,131	$25.91

As of June 30, 2007, there was $22.6 million of unrecognized compensation cost related to unvested restricted share-based compensation arrangements. That cost is expected to be recognized ratably over a weighted-average period of 4.2 years as the awards vest. The total fair value of restricted shares that vested during the three and six months ended June 30, 2007 was $0.6 million and $1.2 million, respectively. The total fair value of restricted shares that vested during the three and six months ended June 30, 2006 was $0.3 million and $0.3 million, respectively.

3.	Acquisitions

We record assets acquired and liabilities assumed in business combinations on our balance sheet as of the respective acquisition dates based upon their estimated fair values at the acquisition date. We include the results of operations of businesses acquired in our income statement beginning on the acquisition dates. We allocate the acquisition cost to identifiable tangible and intangible assets and liabilities based upon their estimated relative fair values. We allocate the excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed to goodwill. We determine the fair value of intangible assets acquired based upon independent appraisals. The fair value of shares of our common stock issued in connection with a business combination is based on a five-day average of the closing price of our common stock two days before and two days after the date we agree to the terms of the acquisition and publicly announce the transaction. In certain circumstances, the allocations of the excess purchase price are based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

other analyses. Revisions to our preliminary estimates of fair value may be significant. With the exception of the acquisition of FD International (Holdings) Limited, or FD, described below, the business combinations consummated in 2006 and 2007, both individually and in the aggregate, did not materially impact our results of operations. Accordingly, pro forma results have not been presented.

During the second quarter of 2007, we completed two other business combinations. The total acquisition cost was $3.2 million, consisting of cash and transaction costs of $2.2 million and 27,591 restricted shares of our common stock valued at $1.0 million. The purchase agreements for these business combinations contain provisions that include additional cash payments based on the achievement of annual financial targets in each of the next three to five years. Any contingent consideration payable in the future will be applied to goodwill.

During the first quarter of 2007, we completed one acquisition for a total acquisition cost of $9.3 million, consisting of $6.3 million of cash and transaction costs and 105,359 restricted shares of our common stock valued at $3.0 million. We granted the seller contractual protection against a decline in the value of the restricted common stock issued as consideration for the acquisition. Upon the lapse of the restrictions on the common stock, if the market price of our common stock is below $28.474, we have agreed to make additional cash payments to the seller equal to the deficiency. The asset purchase agreement contains provisions that include additional cash payments, of which up to 30% may be payable in shares of our common stock at our discretion, based on the achievement of annual financial targets in each of the five years ending December 31, 2011. Any contingent consideration payable in the future will be applied to goodwill.

In October 2006, we completed our acquisition of approximately 97% of the share capital of FD International (Holdings) Limited, a global strategic business and financial communications consulting firm headquartered in London. FD provides consulting services related to financial communications, brand communications, public affairs and issues management and strategy development. The total acquisition cost was $261.6 million, including transaction costs. The total acquisition cost consists of $226.2 million in cash and transaction costs, offset by cash received of $25.5 million, 1.2 million restricted shares of our common stock valued at $28.5 million, notes payable to certain sellers of FD shares in the aggregate principal amount of $6.9 million and deferred purchase obligations. In February 2007, we acquired the remaining 3% of FD’s share capital that was outstanding for cash and common stock consideration totaling $7.6 million, which has been included in the acquisition costs disclosed above. For the year ended December 31, 2006 and each year ending December 31, 2007 through December 31, 2010, former shareholders of FD who elected the earnout option will qualify for:

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

Purchase price allocation. We recorded goodwill from the acquisitions completed in 2007 and 2006 as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. As of June 30, 2007, our remaining amortizable intangible assets are being amortized over a weighted-average useful

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

life of 10.5 years. Excluding the U.S. and a small European component of the FD acquisition, we believe the goodwill recorded as a result of these acquisitions will be fully deductible for income tax purposes over 15 years. For U.S. tax purposes, the U.S. and a small European component of the FD acquisitions will be treated as stock transactions and as a result, the goodwill associated with these acquisitions is currently not deductible for income tax purposes.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed pertaining to the acquisition of FD.

Direct cost of business combination
Cash paid, including transaction costs, net of cash received	$200,721
Common stock issued	28,546
Notes payable issued	6,874

Total	$236,141

Net assets acquired
Accounts receivable, billed and unbilled, net	$23,555
Other current assets	6,286
Property and equipment	5,389
Customer relationships (estimated 15 year weighted average useful life)	37,490
Tradename (indefinite useful life)	7,649
Non-competition agreements (estimated 4 year weighted-average useful life)	1,507
Goodwill	225,394
Other assets	1,335
Accounts payable and accrued expenses	(26,306)
Billings in excess of services provided	(2,601)
Other liabilities	(43,557)

Total net assets acquired	$236,141

Pro forma results. Our consolidated financial statements include the operating results of each acquired business from the dates of acquisition. For the three months and six months ended June 30, 2006, the unaudited pro forma financial information below assumes that our material business acquisition of FD occurred on January 1, 2006.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Pro forma financial information including the acquisition of FD
Revenues	$191,261	$390,245
Income before income tax provision	25,802	49,658
Earnings per common share — basic	$0.36	$0.67

Earnings per common share — diluted	$0.35	$0.66

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

4.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill for the six months ended June 30, 2007, are as follows:

	Forensic/ Litigation	Corporate Finance/ Restructuring	Economic	Technology	Strategic and Financial Communications	Consolidated
Balance, January 1, 2007	$141,455	$298,571	$178,169	$34,988	$232,528	$885,711
Goodwill acquired during the period	7,719	—	—	—	10,050	17,769
Adjustments to allocation of purchase price	187	—	(49)	98	(968)	(732)

Balance, June 30, 2007	$149,361	$298,571	$178,120	$35,086	$241,610	$902,748

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $5.5 million for the six months ended June 30, 2007 and $5.8 million for the six months ended June 30, 2006. Based solely on the amortizable intangible assets recorded as of June 30, 2007, we estimate amortization expense to be $4.2 million during the remainder of 2007, $7.4 million in 2008, $7.2 million in 2009, $5.4 million in 2010, $4.7 million in 2011, $4.2 million in 2012 and $25.9 million in years after 2012. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

		June 30, 2007		December 31, 2006
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	3 to 15	$56,755	$8,301	$55,980	$5,766
Contract backlog	1 to 3	4,881	4,442	4,881	2,803
Non-competition agreements	1 to 10	9,785	2,264	9,266	1,465
Software	5	4,400	2,053	4,400	1,613
Tradenames	1 to 4	391	110	391	38

		76,212	17,170	74,918	11,685
Unamortized intangible assets
Tradenames	Indefinite	14,478	—	14,478	—

		$90,690	$17,170	$89,396	$11,685

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

5.	Long-Term Debt

	June 30, 2007	December 31, 2006
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $2,813 — 2007 and $1,891 — 2006	$197,187	$198,109
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012	150,000	150,000
Notes payable to former shareholders of acquired business	14,971	6,875
Other	365	374

Total long-term debt	577,523	570,358
Less current portion	15,015	6,917

Long-term debt, net of current portion	$562,508	$563,441

3 3 /4% convertible senior subordinated notes due 2012. In 2005, we completed the sale of $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. Cash interest is payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The convertible notes are non-callable. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. The convertible notes may be converted at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time period exceeds 120% of the conversion price for a specified time period, or (4) if the trading price for a convertible note is less than 95% of the closing sale price of our common stock into which it can be converted for a specified time period. We evaluate the convertible notes each quarter to determine if the notes may be classified as long-term debt. As of June 30, 2007, the convertible notes were not convertible and the holders of the notes had no right to require us to repurchase the notes; therefore the notes are classified as long-term debt.

If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares issuable upon conversion of a note may not exceed 41.60 per $1,000 principal amount of convertible notes. As of June 30, 2007, the conversion price has not required adjustment. These notes are senior subordinated unsecured indebtedness and will be subordinated to all of our existing and future senior indebtedness. The conversion feature embedded in the convertible notes is classified as an equity instrument under the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the conversion feature is not required to be bifurcated and accounted for separate from the notes. We do not have a stated intent or past practice of settling such instruments in cash, therefore share settlement is assumed for accounting purposes until actual settlement takes place. Until conversion, no amounts are recognized in our financial statements for the ultimate settlement of the conversion feature. Upon conversion, if we elect to settle the conversion feature with shares of our common stock, settlement of the conversion feature will be accounted for as an equity transaction involving the issuance of shares at fair

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

value for settlement of the conversion feature. No gain or loss would be recognized in our financial statements as a result of settling the conversion feature in shares of common stock. If we elect to settle the conversion feature in cash, the full amount of the cash payment will be treated as a loss on the extinguishment of debt in our income statement when settled.

Guarantees. Currently, we do not have any significant debt guarantees related to entities outside of the consolidated group. As of June 30, 2007, substantially all of our domestic subsidiaries are guarantors of borrowings under our senior secured credit facility, our senior notes and our convertible notes in the aggregate amount of $565.0 million.

Future maturities of long-term debt. For periods subsequent to June 30, 2007, scheduled annual maturities of long-term debt outstanding as of June 30, 2007 are as follows.

July 1 to December 31, 2007	$21
2008	6,932
2009	8,142
2010	46
2011	47
2012	150,048
Thereafter	415,100

580,336
Less fair value hedge adjustment	2,813

$577,523

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

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed-rate versus variable-rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. We record all interest rate swaps at their fair market values within other assets or other liabilities on our balance sheet. As of June 30, 2007, the fair value of our interest rate swap agreement was a liability of $2.8 million. As of December 31, 2006, the fair value of our interest rate swap agreement was a liability of $1.9 million.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

In 2005, we entered into two interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our 7 5/8% fixed-rate senior notes. The interest swap agreements mature on June 15, 2013. Under the terms of the interest rate swap agreements, we receive interest on the $60.0 million notional amount at a fixed rate of 7.625% and pay a variable rate of interest, between 8.17% and 8.22% at June 30, 2007, based on the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness has been recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. For the three and six months ended June 30, 2007, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate increased interest expense by $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2006, there was no material impact on interest expense of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate.

7.	Commitments and Contingencies

Loss on subleased facilities. In 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility. As a result of this decision, we recorded a loss of $4.7 million within our corporate segment related to the abandoned facilities. This charge included $0.7 million of asset impairments and $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income of $4.2 million. In 2005, we entered into a 30-month sublease related to some space in our new office facility in New York City resulting in a loss of $0.9 million. Sublease losses are classified as a component of selling, general and administrative expense and primarily represent the present value of the future lease payments related to the space we subleased net of estimated sublease income. As of December 31, 2006, the balance of the liability for losses on abandoned and subleased facilities was $1.9 million. During 2007, we made payments, net of sublease income, of about $0.5 million against the total lease loss liability. As of June 30, 2007, the balance of the liability for losses on abandoned and subleased facilities was $1.4 million.

Special termination charges. During the third quarter of 2006, we recorded special termination charges totaling $22.1 million consisting of severance and other contractual employee related costs associated with reductions in workforce. As of December 31, 2006, the liability balance for the special termination charges was $14.3 million. During 2007, we made payments of about $6.0 million against the total liability. As of June 30, 2007, the balance of the liability for special termination charges was $8.3 million and is included in accounts payable, accrued expenses and other on the consolidated balance sheet.

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

We file numerous consolidated and separate income tax returns in the United States (U.S.) federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2003 and are no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 1999. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

Our effective tax rate decreased from 45.0% for the six months ended June 30, 2006 to 38.0% for the six months ended June 30, 2007 and decreased from 44.5% for the three months ended June 30, 2006 to 33.3% for the three months ended June 30, 2007. The decrease is primarily attributable to the development of a tax planning strategy that substantially reduces the amount of foreign earnings that will be subject to U.S. federal income tax and a reduction in state income taxes. We anticipate our effective tax rate will be 40.5% for the remainder of 2007.

As of June 30, 2007, there have been no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of June 30, 2007, our accrual for the payment of tax-related interest and penalties was not material.

9.	Stockholders’ Equity

Common stock repurchase program. In 2003, our board of directors initially approved a share repurchase program under which we are authorized to purchase shares of our common stock. From time to time since then, our board has increased the amount of authorized share repurchases under the initial program. On February 14, 2007, our board of directors authorized a share repurchase program of up to $50.0 million of stock repurchases through December 31, 2007. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the six months ended June 30, 2007, we purchased and retired 500,000 shares of our common stock for a total cost of about $18.1 million, leaving approximately $31.9 million available for share repurchases under the program.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

10.	Segment Reporting

We manage our business in five reportable operating segments. Our reportable operating segments are managed separately and include our forensic/litigation consulting, corporate finance/restructuring consulting, economic consulting, technology and strategic and financial communications consulting practices. Our strategic and financial communications consulting practice was formed as a result of our acquisition of FD in October 2006; therefore no segment results are presented for the three and six months ended June 30, 2006.

Our forensic/litigation consulting practice provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, trial preparation, expert testimony and other trial support services. Our graphics and technology services assist clients in preparing for and presenting their cases in court.

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

Our economic consulting practice delivers sophisticated economic analysis and modeling of issues arising in mergers and acquisitions, antitrust and anticompetition, and other complex commercial and securities litigation. Our services include providing advice and testimony related to:

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

Our technology practice provides software solutions, services and consulting to law firms, corporations and government agencies worldwide. Our principal business focuses on the identification, collection, preservation, review and production of electronically stored information, or ESI. ESI can include e-mail, computer files, transaction or financial information, and instant messaging stored on a computer. Our technology professionals combine industry leading software tools and domain expertise to help our clients manage this information for a variety of litigation, investigation and arbitration related activities. Our repository services team provides a highly scalable, online litigation and document review environment using our Ringtail product suite. Our Ringtail products are also directly licensed to clients and are additionally made available through channel partnerships for purchase.

Our strategic and financial communications consulting practice provides advice and consulting services related to financial communications, brand communications, public affairs and issues management and business consulting. Our financial communications service offerings include strategic boardroom advice, mergers and acquisitions, investor relations, financial and business media relations, capital market intelligence, initial public offerings, debt markets, corporate restructuring, proxy solicitation, corporate governance, corporate social responsibility advice and regulatory communications. Our brand communications offerings provide creative services to build consumer and business-to-business brands. Our public affairs and issues management service

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

offerings help to shape messages to policymakers and respond to crisis situations. Our business consulting services offered include corporate strategy, growth strategy, cost management, mergers and acquisitions, organization, performance improvement, private equity and revenue enhancement.

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

For the three and six months ended June 30, 2007, our revenues attributable to the United States were $203.7 million and $397.4 million, respectively, and our revenues generated in foreign countries were $36.0 million and $70.0 million, respectively, representing 15% of total revenues in each period. For the three and six months ended June 30, 2006, substantially all of our revenues and assets were attributed to or were located in the United States. We do not have a single customer that represents ten percent or more of our consolidated revenues. As of June 30, 2007, our fixed assets located in the United States have a net book value of $57.2 million and the net book value of our fixed assets located in foreign countries is $7.5 million. As of December 31, 2006, our fixed assets located in the United States had a net book of $45.4 million and the net book value of our fixed assets located in foreign countries was $5.9 million.

As of June 30, 2007, we reclassified $1.4 million of interest forgiven related to loans made to employees under our senior managing director incentive compensation program from interest income to compensation expense in the quarter ended June 30, 2007. This reclassification had no impact on our pre-tax income, net income or earnings per share, however, it did result in a $1.4 million increase in direct costs of revenues and interest income for the three and six months ended June 30, 2007. Prior period direct costs and interest income have not been restated. The impact on segment profits for the three and six months ended June 30, 2007 is detailed below:

•	Forensic and Litigation Consulting Practice — decreased segment profits by $0.4 million.

•	Corporate Finance/Restructuring Consulting Practice — decreased segment profits by $0.8 million.

•	Economic Consulting Practice — decreased segment profits by $0.1 million.

•	Technology Practice — decreased segment profits by $0.1 million.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below presents revenues, gross margin and segment profits for our current reportable segments for the three and six months ended June 30, 2007 and 2006.

	Forensic/ Litigation	Corporate Finance/ Restructuring	Economic	Technology	Strategic and Financial Communications	Corporate	Total
Three Months Ended
June 30, 2007
Revenues	$53,259	$63,005	$43,983	$37,432	$42,013	$—	$239,692
Gross margin	23,075	26,040	17,851	19,461	21,916	—	108,343
Segment profit (loss)	13,264	16,661	13,059	14,178	10,955	(17,425)	50,692

June 30, 2006
Revenues	$45,112	$49,914	$35,627	$29,107	$—	$—	$159,760
Gross margin	21,290	18,198	13,988	16,201	—	—	69,677
Segment profit (loss)	13,337	10,126	9,541	11,970	—	(10,787)	34,187

Six Months Ended
June 30, 2007
Revenues	$107,622	$125,107	$83,980	$70,482	$80,226	$—	$467,417
Gross margin	46,964	52,113	33,518	35,713	41,579	—	209,887
Segment profit (loss)	27,369	31,589	24,167	24,785	20,926	(33,741)	95,095

June 30, 2006
Revenues	$95,225	$104,004	$73,703	$56,092	$—	$—	$329,024
Gross margin	43,066	41,275	27,287	32,054	—	—	143,682
Segment profit (loss)	26,350	24,386	18,246	22,924	—	(24,155)	67,751

The following table presents a reconciliation of segment profit to income before income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating profit
Total segment profit	$50,692	$34,187	$95,095	$67,751
Depreciation and amortization	(4,426)	(3,125)	(8,384)	(6,174)
Amortization of other intangible assets	(2,748)	(2,805)	(5,485)	(5,759)
Interest and other expense, net	(8,913)	(5,451)	(19,381)	(10,413)

Income before income tax provision	$34,605	$22,806	$61,845	$45,405

11.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our U.S. subsidiaries are guarantors of borrowings under our senior notes and our convertible notes. The guarantees are full and unconditional and joint and several. All of the guarantors are direct or indirect, wholly-owned subsidiaries. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our subsidiaries by dividend or loan.

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

Condensed Consolidating Balance Sheet Information as of June 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,270	$1,100	$20,885	$—	$30,255
Accounts receivable, net	129,773	60,461	26,231	—	216,465
Intercompany receivables	263,644	—	—	(263,644)	—
Other current assets	29,277	4,686	4,865	—	38,828

Total current assets	430,964	66,247	51,981	(263,644)	285,548
Property and equipment, net	53,622	3,546	7,520	—	64,688
Goodwill	407,465	300,255	195,028	—	902,748
Other intangible assets, net	4,248	22,945	46,327	—	73,520
Investments in subsidiaries	387,583	305,221	64,247	(757,051)	—
Other assets	69,678	27,050	6,067	—	102,795

Total assets	$1,353,560	$725,264	$371,170	$(1,020,695)	$1,429,299

Liabilities
Intercompany payables	$—	$227,751	$35,893	$(263,644)	$—
Other current liabilities	94,566	37,638	14,710	—	146,914

Total current liabilities	94,566	265,389	50,603	(263,644)	146,914
Long-term debt, net	562,495	—	13	—	562,508
Other liabilities	74,425	10,390	12,988	—	97,803

Total liabilities	731,486	275,779	63,604	(263,644)	807,225
Stockholders’ equity	622,074	449,485	307,566	(757,051)	622,074

Total liabilities and stockholders’ equity	$1,353,560	$725,264	$371,170	$(1,020,695)	$1,429,299

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Balance Sheet Information as of December 31, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$70,010	$3,592	$18,321	$—	$91,923
Accounts receivable, net	107,349	42,090	21,658	—	171,097
Intercompany receivables	255,241	—	—	(255,241)	—
Other current assets	20,723	6,103	5,103	—	31,929

Total current assets	453,323	51,785	45,082	(255,241)	294,949
Property and equipment, net	41,693	3,761	5,872	—	51,326
Goodwill	407,452	232,562	245,697	—	885,711
Other intangible assets, net	5,104	24,833	47,774	—	77,711
Investments in subsidiaries	344,723	288,510	1,896	(635,129)	—
Other assets	57,325	22,223	1,911	—	81,459

Total assets	$1,309,620	$623,674	$348,232	$(890,370)	$1,391,156

Liabilities
Intercompany payables	$—	$227,281	$27,960	$(255,241)	$—
Other current liabilities	128,750	24,847	24,862	—	178,459

Total current liabilities	128,750	252,128	52,822	(255,241)	178,459
Long-term debt, net	563,441	—	—	—	563,441
Other liabilities	52,329	23,934	7,893	—	84,156

Total liabilities	744,520	276,062	60,715	(255,241)	826,056
Stockholders’ equity	565,100	347,612	287,517	(635,129)	565,100

Total liabilities and stockholders’ equity	$1,309,620	$623,674	$348,232	$(890,370)	$1,391,156

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Income Statement Information for the Three Months Ended June 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$130,194	$172,092	$38,044	$(100,638)	$239,692
Operating expenses
Direct cost of revenues	73,561	138,644	19,782	(100,638)	131,349
Selling, general and administrative expense	41,363	10,255	10,292	—	61,910
Amortization of other intangible assets	428	1,490	830	—	2,748

Operating income	14,842	21,703	7,140	—	43,685
Other income (expense)	(9,728)	(545)	1,193	—	(9,080)

Income before income tax (provision) benefit	5,114	21,158	8,333	—	34,605
Income tax (provision) benefit	658	(7,893)	(4,288)	—	(11,523)
Equity in net earnings of subsidiaries	17,310	3,527	1,590	(22,427)	—

Net income (loss)	$23,082	$16,792	$5,635	$(22,427)	$23,082

Condensed Consolidating Income Statement Information for the Three Months Ended June 30, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$114,952	$42,748	$2,060	$—	$159,760
Operating expenses
Direct cost of revenues	63,361	22,686	4,036	—	90,083
Selling, general and administrative expense	32,301	5,478	831	—	38,610
Amortization of other intangible assets	423	2,382	—	—	2,805

Operating income	18,867	12,202	(2,807)	—	28,262
Other income (expense)	(5,592)	104	32	—	(5,456)

Income before income tax (provision) benefit	13,275	12,306	(2,775)	—	22,806
Income tax (provision) benefit	(6,374)	(4,999)	1,234	—	(10,139)
Equity in net earnings of subsidiaries	5,766	—	—	(5,766)	—

Net income (loss)	$12,667	$7,307	$(1,541)	$(5,766)	$12,667

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Income Statement Information for the Six Months Ended June 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$261,361	$334,424	$72,265	$(200,633)	$467,417
Operating expenses
Direct cost of revenues	148,883	274,039	35,241	(200,633)	257,530
Selling, general and administrative expense	83,155	19,192	19,921	—	122,268
Amortization of other intangible assets	856	2,973	1,656	—	5,485

Operating income	28,467	38,220	15,447	—	82,134
Other income (expense)	(20,590)	(631)	932	—	(20,289)

Income before income tax (provision) benefit	7,877	37,589	16,379	—	61,845
Income tax (provision) benefit	(1,056)	(14,722)	(7,723)	—	(23,501)
Equity in net earnings of subsidiaries	31,523	7,190	3,425	(42,138)	—

Net income (loss)	$38,344	$30,057	$12,081	$(42,138)	$38,344

Condensed Consolidating Income Statement Information for the Six Months Ended June 30, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$236,862	$88,907	$3,255	$—	$329,024
Operating expenses
Direct cost of revenues	130,623	47,992	6,727	—	185,342
Selling, general and administrative expense	69,104	11,151	1,581	—	81,836
Amortization of other intangible assets	845	4,914	—	—	5,759

Operating income	36,290	24,850	(5,053)	—	56,087
Other income (expense)	(10,890)	196	12	—	(10,682)

Income before income tax (provision) benefit	25,400	25,046	(5,041)	—	45,405
Income tax (provision) benefit	(12,321)	(10,173)	2,043	—	(20,451)
Equity in net earnings of subsidiaries	11,875	—	—	(11,875)	—

Net income (loss)	$24,954	$14,873	$(2,998)	$(11,875)	$24,954

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow Information for the Six Months Ended June 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(20,379)	$4,212	$(1,345)	$(17,512)

Investing activities
Payments for acquisition of businesses, net of cash received	(20,394)	18	(100)	(20,476)
Purchases of property and equipment and other	(18,318)	(724)	(2,825)	(21,867)

Net cash used in investing activities	(38,712)	(706)	(2,925)	(42,343)

Financing activities
Capital contributions	(500)	—	500	—
Purchase and retirement of common stock	(18,116)	—	—	(18,116)
Intercompany transfers	1,385	(5,998)	4,613	—
Issuance of common stock and other	14,582	—	13	14,595

Net cash (used in) provided by financing activities	(2,649)	(5,998)	5,126	(3,521)

Effect of exchange rate changes on cash	—	—	1,708	1,708

Net (decrease) increase in cash and cash equivalents	(61,740)	(2,492)	2,564	(61,668)
Cash and cash equivalents, beginning of period	70,010	3,592	18,321	91,923

Cash and cash equivalents, end of period	$8,270	$1,100	$20,885	$30,255

Condensed Consolidating Statement of Cash Flow Information for the Six Months Ended June 30, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(39,985)	$12,876	$(2,938)	$(30,047)

Investing activities
Payments for acquisition of businesses, net of cash received	(50,588)	387	—	(50,201)
Cash placed in escrow to acquire businesses	(9,000)	—	—	(9,000)
Purchases of property and equipment and other	(7,818)	(356)	(140)	(8,314)

Net cash (used in) provided by investing activities	(67,406)	31	(140)	(67,515)

Financing activities
Intercompany transfers	9,367	(12,827)	3,460	—
Purchase and retirement of common stock	(23,376)	—	—	(23,376)
Issuance of common stock and other	5,137	—	—	5,137

Net cash (used in) provided by financing activities	(8,872)	(12,827)	3,460	(18,239)

Net (decrease) increase in cash and cash equivalents	(116,263)	80	382	(115,801)
Cash and cash equivalents, beginning of period	151,250	142	1,991	153,383

Cash and cash equivalents, end of period	$34,987	$222	$2,373	$37,582

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

12.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. We are required to adopt the provisions of Statement No. 157 effective January 1, 2008 although earlier adoption is permitted. As of June 30, 2007, we have not adopted FASB Statement No. 157. We do not believe the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

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

Introduction and Overview

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three- and six-month periods ended June 30, 2007 and 2006, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed consolidated financial statements and notes and with our annual report on Form 10-K for the year ended December 31, 2006. Historical results and any discussion of prospective results may not indicate our future performance. See “— Forward Looking Statements.”

We are a global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. With more than 2,200 employees located in most major business centers in the world, we work closely with clients every day to anticipate, illuminate and overcome complex business challenges in areas such as litigation, restructuring, mergers and acquisitions, regulatory issues, investigations and reputation management.

Our forensic/litigation consulting practice provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, trial preparation, expert testimony and other trial support services. We help clients assess complex financial transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, identify potential claims and assist in the pursuit of financial recoveries and settlements. We also provide asset tracing and fraud investigation services. Our graphics and technology services assist clients in preparing for and presenting their cases in court. Through the use of proprietary information technology, we have demonstrated our ability to help control litigation costs, expedite the trial process and provide our clients with the ability to readily organize and access case-related data. Our international risk and investigations group provides business intelligence and investigations, corporate investigations, litigation and dispute investigations and integrity advisory services.

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

Our technology practice provides software solutions, services and consulting to law firms, corporations and government agencies worldwide. Our principal business focuses on the identification, collection, preservation, review and production of electronically stored information, or ESI. ESI can include e-mail, computer files, transaction or financial information, and instant messaging stored on a computer. Our technology professionals combine industry leading software tools and domain expertise to help our clients manage this information for a variety of litigation, investigation and arbitration related activities. Our repository services team provides a highly scalable, online litigation and document review environment using our Ringtail product suite. Our Ringtail products are also directly licensed to clients and are additionally made available through channel partnerships for purchase.

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

Most of our services are rendered under time-and-expense arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. We also bill our clients for reimbursable expenses which may include the cost of producing our work products and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services where the client is required to pay us a fixed monthly fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our technology practice, clients may also be billed based on the amount of data stored on our electronic systems or on the number of pages processed. The technology practice also derives revenues from licensing our Ringtail products directly to clients for installation within their own environments. While our business has evolved over the last year, seasonal factors, such as the timing of our revenue-generating professionals’ vacations and holidays continue to impact the timing of our revenues.

Our financial results are primarily driven by:

•	the number of revenue-generating professionals we employ;

•	the utilization rates of the billable professionals we employ;

•	the rates per hour we charge our clients for service;

•	the number and size of engagements we secure;

•	fees from clients on a retained basis; and

•	sales of our software products and other technology services.

Number of revenue-generating professionals. Revenue-generating professionals include both billable consultants that generate revenues based on hourly billing rates and other revenue-generating employees who support our clients or develop software products.

	June 30, 2007		June 30, 2006		Percent Change
	Headcount	% of Total	Headcount	% of Total
Forensic/Litigation	410	24.3%	340	30.3%	20.6%
Corporate Finance/Restructuring	360	21.4%	342	30.4%	5.3%
Economic	213	12.6%	214	19.0%	(0.5)%
Technology	296	17.6%	228	20.3%	29.8%
Strategic and Financial Communications	407	24.1%	—	—	N/A

Total Company	1,686	100.0%	1,124	100.0%

N/A —  Not applicable

The number of revenue-generating employees in the forensic/litigation consulting practice increased from June 30, 2006 to June 30, 2007 due primarily to the acquisitions we completed since June 30, 2006. The number of revenue generating employees in the corporate finance/restructing practice increased primarily due to growth in its healthcare industry and transaction advisory services practices. The number of revenue-generating employees in our technology practice increased primarily due to additional hires to support increased demand for our services and to provide additional support for the expansion of our electronically stored information services business. Our strategic and financial communications consulting practice was established during the fourth quarter of 2006 through the acquisition of FD. As a result of our efforts to improve profitability, in September 2006, we reduced our revenue-generating professionals by 11 in our forensic/litigation consulting practice, by 21 in our corporate finance/restructuring consulting practice, and by 19 in our economic consulting practice.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Forensic/Litigation	75%	75%	—	76%	79%	(3.8)%
Corporate Finance/Restructuring	77%	74%	4.1%	81%	77%	5.2%
Economic	89%	77%	15.6%	87%	81%	7.4%

Utilization of our professionals is affected by a number of factors, including:

•	the number, size and timing of client engagements;

•	the hiring of new professionals, which generally results in a temporary drop in our utilization rate during the transition period for new hires;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of professionals;

•	the timing of staff vacations and training; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

The increase in utilization rates of professionals in our corporate finance/restructuring consulting practice is primarily due to a large client engagement that started in the fourth quarter of 2006 and was substantially completed by the beginning of the second quarter of 2007, as well as growth in transaction advisory services. The improvement in the economic consulting practice utilization is due to overall increased demand for our services, especially in the area of mergers and acquisitions. The utilization of professionals in the forensic and litigation consulting practice declined for the six months ended June 30, 2007 relative to the prior year due to the completion of a large client engagement in the first quarter of 2006. The three months ended June 30, 2007 benefited from new business in construction solutions and trial services.

Average billable rate per hour. We calculate average billable rate per hour by dividing (a) employee revenues for the period; excluding:

•	revenues generated from utilizing outside consultants;

•	revenues not associated with billable hours;

•	revenues resulting from reimbursable expenses; and

•	any success fees not substantially attributable to billable hours generated by our professionals;

by (b) the number of hours worked on client assignments during the period.

Average billable rates are presented for each of our practices that primarily bill clients on an hourly basis. We have not presented average billable rates for our technology practice or strategic and financial communications consulting practice as most of these segment revenues are not generated on an hourly basis.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Forensic/Litigation	$319	$296	7.8%	$322	$293	9.9%
Corporate Finance/Restructuring	$438	$398	10.1%	$426	$396	7.6%
Economic	$410	$379	8.2%	$404	$375	7.7%

Average hourly billable rates are affected by a number of factors, including:

•	the relative mix of our billable professionals (utilization and number of billable professionals at varying levels of billing rates);

•	our standard billing rates, which we have increased across all practices;

•	our clients’ perception of our ability to add value through the services we provide;

•	the market demand for our services;

•	the pricing policies of our competitors;

•	the mix of services that we provide;

•	the level of revenue realization adjustments made during the period, including adjustments for potential or court ordered fee and expense adjustments; and

•	general economic conditions.

The average billable rate per hour increased across all of our practices primarily due to increases in our hourly billing rates. In addition, the average billable rate per hour increased in our corporate finance/restructuring consulting practice due to a change in staff mix resulting from higher utilization of our senior professionals that we bill at higher standard rates.

Segment profits.

	2007		2006		Percent Change
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues
	(dollars in thousands)
Three Months Ended June 30
Forensic/Litigation	$13,264	24.9%	$13,337	29.6%	(0.5)%
Corporate Finance/Restructuring	16,661	26.4%	10,126	20.3%	64.5%
Economic	13,059	29.7%	9,541	26.8%	36.9%
Technology	14,178	37.9%	11,970	41.1%	18.4%
Strategic and Financial Communications	10,955	26.1%	—	N/A	N/A
Corporate	(17,425)	—	(10,787)	—	61.5%

Total Company	$50,692	21.1%	$34,187	21.4%	48.3%

Six Months Ended June 30
Forensic/Litigation	$27,369	25.4%	$26,350	27.7%	3.9%
Corporate Finance/Restructuring.	31,589	25.2%	24,386	23.4%	29.5%
Economic	24,167	28.8%	18,246	24.8%	32.5%
Technology	24,785	35.2%	22,924	40.9%	8.1%
Strategic and Financial Communications	20,926	26.1%	—	N/A	N/A
Corporate	(33,741)	—	(24,155)	—	39.7%

Total Company	$95,095	20.3%	$67,751	20.6%	40.4%

N/A —  Not applicable

We evaluate the performance of our operating segments based on income before income taxes, net interest expense, depreciation, amortization, special charges and corporate selling, general and administrative expenses, which we refer to as segment profit. Segment profit consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as local and regional information technology services, marketing and facility costs. Unallocated corporate costs include costs related to other centrally managed administrative costs. These administrative costs include corporate office support costs, costs relating to accounting, human resources, legal, information technology and company-wide business development functions, as well as costs related to overall corporate management.

The $16.5 million and $27.3 million increase in segment profits for the three and six months ended June 30, 2007 as compared to the same periods in 2006 is attributable to an increase in our operating segment profits of $23.1 million and $36.9 million, respectively, for the three and six months ended June 30, 2007. This increase in segment profits was offset by an increase in corporate costs of $6.6 million and $9.6 million, respectively for the same periods. The increase in operating segment profits is primarily attributable to the acquisition of FD which contributed $11.0 million and $20.9 million, respectively, to the increase for the three and six months ended June 30, 2007. In addition, segment profits for our corporate finance/restructuring and economic consulting practices improved due to increased utilization of professionals coupled with increases in average billing rates. The increase in corporate costs is primarily due to discretionary investments in brand building and significant advertising initiatives, costs associated with global tax planning, global system integration costs and certain short term redundancies in finance and information technology functions. See —”Results of Operations” for a more detailed discussion and analysis of our financial results.

We reclassified $1.4 million of interest forgiven related to loans made to employees under our senior managing director incentive compensation program from interest income to compensation expense in the quarter ended June 30, 2007. This reclassification had no impact on our pre-tax income, net income or earnings per share, however, it did result in a $1.4 million increase in direct costs of revenues and interest income for the three and six months ended June 30, 2007. Prior period direct costs and interest income have not been restated. The impact on segment profits for the three and six months ended June 30, 2007 is detailed below:

•	Forensic and Litigation Consulting Practice — decreased segment profits by $0.4 million.

•	Corporate Finance/Restructuring Consulting Practice — decreased segment profits by $0.8 million.

•	Economic Consulting Practice — decreased segment profits by $0.1 million.

•	Technology Practice — decreased segment profits by $0.1 million.

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

Revenue recognition. Our services are primarily rendered under arrangements that require the client to pay us on a time-and-expense basis. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed upon rates as work is performed. We recognize revenues from reimbursable expenses in the period in which the expense is incurred. The basis for our policy is the fact that we normally obtain engagement letters or other agreements from our clients prior to performing any services. In these letters and other agreements, the clients acknowledge that they will pay us based upon our time spent on the engagement and at our agreed-upon hourly rates. Revenues related to fixed-fee engagements are recognized based on estimates of work completed versus the total services to be provided under the engagement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We recognize revenues for these arrangements when all the performance-based criteria are met and collection of the fee is reasonably assured. We recognize fees from clients on a retainer basis over the period for which the fee applies.

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

If the client is in bankruptcy, fees for our professional services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client in bankruptcy is required by a court to be held until completion of our work. We make a determination whether to record all or a portion of such a holdback as revenue prior to collection on a case-by-case basis.

Allowance for doubtful accounts and unbilled services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions or refunds imposed by bankruptcy courts. Even if a bankruptcy court approves our fees on an interim basis, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for these risks by reviewing the status of all accounts and recording reserves based on our experiences in these cases and historical bad debt expense. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or the bankruptcy court requires us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing significant services.

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

Goodwill and other intangible assets. As of June 30, 2007, goodwill and other intangible assets represented 68.3% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we have completed since 2002. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements and software. We make at least annual impairment assessments of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

Share-based compensation. We recognize expense in our income statement associated with all share-based awards based on the grant-date fair value of the awards. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards, such as stock options and discounts provided for stock purchases under our employee stock purchase plan. However, we use a lattice model to value options that vest upon the earlier of the achievement of a service condition or the achievement of a market condition. The determination of the fair value of share-based awards using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Performance-based awards are expensed assuming that the performance will be achieved. Depending upon the model used, those assumptions include estimating:

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

Our effective tax rate decreased from 45.0% for the six months ended June 30, 2006 to 38.0% for the six months ended June 30, 2007 and decreased from 44.5% for the three months ended June 30, 2006 to 33.3% for the three months ended June 30, 2007. For both periods, the decrease in the rate is primarily attributable to the development of a tax planning strategy that substantially reduces the amount of foreign earnings that will be subject to U.S. federal income tax and a reduction in state income tax.

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

Significant New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. We are required to adopt the provisions of Statement No. 157 effective January 1, 2008 although earlier adoption is permitted. As of June 30, 2007, we have not adopted FASB Statement No. 157. We do not believe the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

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

Results of Operations

Revenues

	2007		2006		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Three Months Ended June 30
Forensic/Litigation	$53,259	22.2%	$45,112	28.3%	18.1%
Corporate Finance/Restructuring	63,005	26.3%	49,914	31.2%	26.2%
Economic	43,983	18.4%	35,627	22.3%	23.5%
Technology	37,432	15.6%	29,107	18.2%	28.6%
Strategic and Financial Communications	42,013	17.5%	—	N/A	N/A

Total Company	$239,692	100.0%	$159,760	100.0%	50.0%

Six Months Ended June 30
Forensic/Litigation	$107,622	23.0%	$95,225	28.9%	13.0%
Corporate Finance/Restructuring	125,107	26.8%	104,004	31.6%	20.3%
Economic	83,980	18.0%	73,703	22.4%	13.9%
Technology	70,482	15.0%	56,092	17.1%	25.7%
Strategic and Financial Communications	80,226	17.2%	—	N/A	N/A

Total Company	$467,417	100.0%	$329,024	100.0%	42.1%

N/A  —  Not applicable

Revenues increased $79.9 million to $239.7 million and $138.4 million to $467.4 million for the three-month and six-month periods ended June 30, 2007 compared to the same periods in 2006, due primarily to the following.

•	Forensic/Litigation Consulting Practice. The $8.1 million and $12.4 million increase in revenues is primarily attributable to acquisition activity completed subsequent to the second quarter of 2006.

•

Corporate Finance/Restructuring Consulting Practice. Revenues increased by $13.1 million and $21.1 million due to the increased utilization of our professionals, higher billing rates, increased demand for our transaction advisory services and an expansion of our health care services group. In addition, success fees increased by $1.5 million for the three-month period.

•

Economic Consulting Practice. Revenues increased by $8.4 million and $10.3 million due primarily to continued strength of our merger and acquisition services. In addition, revenues have benefited from increases in average billing rates.

•

Technology Practice. Revenues increased by $8.3 million and $14.4 million primarily due an increase in demand for our electronically stored information services and an increase in license and maintenance fees associated with sales of our Ringtail products.

•

Strategic and Financial Communications Consulting Practice. Revenues of $42.0 million and $80.2 million are exclusively attributable to the operations of FD. Revenues within this segment also reflect strong execution against a backdrop of robust capital markets and merger and acquisition activity, which generated a combination of both project based work and new retained relationships.

Direct cost of revenues.

	2007		2006		Percent Change
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues
	(dollars in thousands)
Three Months Ended June 30
Forensic/Litigation	$30,184	56.7%	$23,822	52.8%	26.7%
Corporate Finance/Restructuring	36,965	58.7%	31,716	63.5%	16.6%
Economic	26,132	59.4%	21,639	60.7%	20.8%
Technology	17,971	48.0%	12,906	44.3%	39.2%
Strategic and Financial Communications	20,097	47.8%	—	N/A	N/A

Total Company	$131,349	54.8%	$90,083	56.4%	45.8%

Six Months Ended June 30
Forensic/Litigation	$60,658	56.4%	$52,159	54.8%	16.3%
Corporate Finance/Restructuring	72,994	58.3%	62,729	60.3%	16.4%
Economic	50,462	60.1%	46,416	63.0%	8.7%
Technology	34,769	49.3%	24,038	42.9%	44.6%
Strategic and Financial Communications	38,647	48.2%	—	N/A	NA

Total Company	$257,530	55.1%	$185,342	56.3%	38.9%

N/A —  Not applicable

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including bonuses related to utilization and profitability, the amortization of signing bonuses given in the form of forgivable loans to employees, share-based compensation, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement, depreciation on equipment used to directly support our client engagements and other related expenses billable to clients.

Direct cost of revenues increased $41.3 million to $131.3 million and $72.2 million to $257.5 million for the three months and six months ended June 30, 2007 compared to the same periods in 2006, due primarily to acquisition activity, and an increase in the number of revenue-generating professionals. The increase in direct cost of revenues by segment is also attributable to the reclassification of interest on forgivable loans to compensation costs as previously discussed under segment profits and the following.

•

Forensic/Litigation Consulting Practice. Direct cost of revenues increased $6.4 million and $8.5 million primarily attributable to acquisition activity and an increase in direct compensation cost attributable to employment arrangements we entered into with senior managing directors as of January 2, 2007, under our senior managing director incentive compensation program, resulting in increased salary, incentive compensation, share-based compensation and forgivable loan expenses.

•

Corporate Financing/Restructuring Consulting Practice. Direct cost of revenues increased $5.2 million and $10.3 million due primarily to an increase in direct compensation costs associated with employment arrangements we entered into with senior managing directors during the second quarter of 2006, resulting in increased salary, incentive compensation, share-based compensation and forgivable loan expenses. Direct cost of revenues as a percentage of revenues declined for the three and six months ended June 30, 2007 from the same period last year due to higher utilization rates particularly of our senior professionals, and an increase in success fees for the three-month period.

•	Economic Consulting Practice. Direct cost of revenues increased $4.5 million and $4.0 million primarily due to an increase in direct compensation costs driven by increased incentive compensation expense resulting from improved performance. Direct cost as a percentage of revenues declined relative to 2006 due to improved utilization of our professionals.

•

Technology Practice. Direct cost of revenues increased $5.1 million and $10.7 million primarily due to the addition of 68 revenue-generating professionals to support the continuing growth and expansion of the technology practice and increased compensation expenses to retain professionals. The increase in the direct cost of revenues as a percentage of revenues was attributable to an increased number of revenue-generating professionals to support future growth in this segment. Direct compensation costs also increased due to employment arrangements we entered into with senior managing directors as of January 2, 2007 under our senior managing incentive compensation program resulting in increased salary, incentive compensation, share-based compensation and forgivable loan expenses.

•	Strategic and Financial Communications Consulting Practice. Direct cost of revenues of $20.1 million and $38.6 million are attributable to the operations of FD.

Selling, general and administrative expenses.

	2007		2006		Percent Change
	Selling, General & Administrative	% of Segment Revenues	Selling, General & Administrative	% of Segment Revenues
	(dollars in thousands)
Three Months Ended June 30
Forensic/Litigation	$10,135	19.0%	$8,419	18.7%	20.4%
Corporate Finance/Restructuring	9,746	15.5%	8,412	16.9%	15.9%
Economic	5,229	11.9%	4,766	13.4%	9.7%
Technology	6,745	18.0%	5,229	18.0%	29.0%
Strategic and Financial Communications	11,477	27.3%	—	N/A	N/A
Corporate	18,578	N/A	11,784	N/A	57.7%

Total Company	$61,910	25.8%	$38,610	24.2%	60.3%

Six Months Ended June 30
Forensic/Litigation	$20,378	18.9%	$17,677	18.6%	15.3%
Corporate Finance/Restructuring	20,642	16.5%	17,359	16.7%	18.9%
Economic	10,133	12.1%	9,668	13.1%	4.8%
Technology	13,751	19.5%	10,996	19.6%	25.1%
Strategic and Financial Communications	21,666	27.0%	—	N/A	N/A
Corporate	35,698	N/A	26,136	N/A	36.6%

Total Company	$122,268	26.2%	$81,836	24.9%	49.4%

N/A —  Not applicable

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

Overall our total selling, general and administrative expenses as a percentage of revenues increased for the three- and six-month periods ended June 30, 2007 as compared to the same periods in 2006 primarily due to the acquisition of FD in October 2006. Selling, general and administrative expenses related to our operating segments increased by $16.5 million and $30.9 million for the three and six months ended June 30, 2007 as compared to the same periods in 2006. The increases in selling, general and administrative expenses are primarily attributable to increased rent and occupancy costs and acquisition activities as detailed below.

•

Forensic/Litigation Consulting Practice. Selling, general and administrative expenses increased by $1.7 million and $2.7 million primarily due to increased payroll related and occupancy costs largely driven by acquisition activities completed since June 30, 2006.

•

Corporate Finance/Restructuring Consulting Practice. Selling, general and administrative expenses increased by $1.3 million and $3.3 million primarily due to a $0.9 million and $1.7 million increase in bad debt expense, and increases in occupancy and marketing expenses.

•	Economic Consulting Practice. Selling, general and administrative expenses increased by $0.5 million and $0.5 million primarily due to increases in occupancy costs.

•

Technology Practice. Selling, general and administrative expenses increased by $1.5 million and $2.7 million primarily due to a $1.1 million and $2.8 million increase in occupancy costs along with increases in payroll and travel related expenses. These increases were offset by a $0.7 million and $1.4 million decrease in bad debt expense.

•	Strategic and Financial Communications Consulting Practice. Selling, general and administrative expenses of $11.5 million and $21.7 million are attributable to the operations of FD.

Our corporate selling, general and administrative expenses increased by $6.8 million and $9.6 million for the three and six months ended June 30, 2007 as compared to the same periods in 2006 primarily attributable to the following:

•

a $5.1 million and $7.3 million increase in payroll and travel related expenses as a result of increases in the number of corporate employees necessary to support our growing organization and international expansion, including certain short-term redundancies;

•	a $0.7 million and $1.2 million increase in marketing related activities to promote our organization; and

•	a $0.9 million and $0.8 million increase in legal, tax and audit fees including costs associated with global tax planning.

Interest income, interest expense and other. Interest income increased due to the reclassification of forgivable loan interest as described under “Introduction and Overview — Segment Profits.” Interest expense and other increased primarily due to the $215.0 million in principal amount of 7 3/4% senior notes we issued in October 2006.

Income tax provision. Our effective tax rate decreased from 45.0% for the six months ended June 30, 2006 to 38.0% for the six months ended June 30, 2007 and from 44.5% for the three months ended June 30, 2006 to 33.3% for the three months ended June 30, 2007. The decrease is primarily attributable to the development of a tax planning strategy that substantially reduces the amount of foreign earnings that will be subject to U.S. federal income tax and a reduction in state income taxes. We anticipate our effective tax rate will be 40.5% for the remainder of 2007.

Litigation settlement losses, net. Litigation settlement losses for 2007 relate primarily to the settlement of an arbitration proceeding related to an engagement we completed in 2006.

Liquidity and Capital Resources

Cash flows.

	Six Months Ended June 30,		Change from Previous Year
	2007	2006	Dollars	Percent
	(dollars in thousands)
Net cash used in operating activities	$(17,512)	$(30,047)	$12,535	41.7%
Net cash used in investing activities	(42,343)	(67,515)	25,172	37.3%
Net cash used in financing activities	(3,521)	(18,239)	14,718	80.7%

We have historically financed our operations and capital expenditures solely through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation amounts. Our cash flows from operations generally improve subsequent to the first quarter of each year.

During the six months ended June 30, 2007, we used less cash to fund our operating activities than during the first six months of 2006 primarily due to increased net income before non-cash items and the $10.8 million we received from one of our landlords to fund tenant improvements. This will be accounted for as reduction of rent expense over the life of the related lease. In connection with the employment arrangements we entered into with senior managing directors and key professionals during the six months ended June 30, 2007 and 2006, we funded $31.2 million and $17.5 million, respectively, of forgivable loans and refundable signing bonuses. In addition, in the six months ended June 30, 2006, we used $8.0 million to fund loans in connection with an acquisition.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, forgivable loans included in notes receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. Our accounts receivable, net of billings in excess of services provided have increased across most of our operating segments since December 31, 2006. This is primarily due to increasing revenues during the six months ended June 30, 2007. At June 30, 2007, a trade receivable for our economic consulting practice classified within other long-term assets represents $14.6 million of fees for services rendered where payment will not be received until completion of the client engagement.

Net cash used in investing activities during the six months ended June 30, 2007 decreased $25.2 million as compared to the same period in 2006 due primarily to a $29.7 million decrease in cash used to fund acquisition activities offset by an increase of $13.6 million for capital expenditures. For the six months ended June 30, 2007, net cash used in investing activities includes $5.3 million used in February 2007 to acquire the remaining 3% of share capital of FD; $7.6 million of contingent consideration payments and $7.6 million related to other acquisition activities. For the six months ended June 30, 2006, net cash used for acquisition activities included $46.9 million of net cash to acquire Competition Policy Associates, Inc. In addition, during the second quarter of 2006, we placed $9.0 million in an escrow account to fund the acquisition of IRL (Holdings) Limited.

Capital expenditures increased $13.6 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily related to leasehold improvements to support the expansion and renovation of our offices, investment in infrastructure to support our technology consulting practice and investment in our corporate information technology equipment and software. However, we also received $10.8 million in the form of leasehold improvement allowances from our landlord during the first six month of 2007 which are classified as an operating cash flow. We had no material outstanding purchase commitments as of June 30, 2007.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances and repurchases of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions or to refinance existing indebtedness. During the six months ended June 30, 2007, our financing activities consisted of the borrowing and repayment of

$25.0 million on our revolving line of credit; $18.1 million of cash used to repurchase shares of our common stock under our share repurchase program, offset by $11.8 million of cash received from the exercise of stock options. During the six months ended June 30, 2006, our financing activities consisted of $23.4 million of cash used to repurchase shares of our common stock under our share repurchase program, offset by $4.3 million of cash received from the exercise of stock options.

In October 2003, our board of directors authorized a share repurchase program which is currently effective through December 31, 2008. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the six months ended June 30, 2007 we purchased and retired 500,000 shares of our common stock at a total cost of $18.1 million. During the six months ended June 30, 2006 we purchased and retired 600,000 shares of our common stock at a total cost of $16.6 million. As of June 30, 2007, we are authorized to purchase additional shares of common stock of up to $31.9 million under the share repurchase program.

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

Our senior secured credit facility and the indentures governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than consulting related businesses. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA; EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At June 30, 2007, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indentures governing our senior notes.

As of June 30, 2007, our capital resources included $30.3 million of cash and cash equivalents and $150.0 million of borrowing capacity under our revolving line of credit. As of June 30, 2007, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of June 30, 2007, we had $9.3 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $140.7 million.

Future capital needs. We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our business;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under our Senior Managing Director Incentive Compensation Program;

•	discretionary funding of our stock repurchase program;

•	potential earnout obligations relating to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings.

We currently anticipate capital expenditures will be about $37.0 million to $40.0 million to support our organization during 2007, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions, but does not include the impact of any further purchases that we may be required to make as a result of any future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional business combinations.

Holders of our 3 3/4 % convertible senior subordinated notes may convert them, only under certain circumstances, including certain stock price related conversion contingencies. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Pursuant to the terms of the indenture governing the convertible notes, since our closing stock price did not equal or exceed the $37.50 contingent conversion trigger price for at least 20 trading days in a 30 consecutive trading day period within the conversion period, the market price trigger was not satisfied and holders of the debentures were not able to exercise their right to convert the notes during the six months ended June 30, 2007. Since the holders of the convertible notes are not able to exercise their right to convert the notes as of the end of the conversion period, we have classified the $150.0 million convertible senior subordinated notes as long term debt in the accompanying balance sheet. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant portion of note holders will exercise their right to convert because the notes have traded at a premium over their conversion value. Furthermore, we believe we have adequate financial resources to fund potential conversions.

Off-balance sheet arrangements. We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future contractual obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of June 30, 2007. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts. See “— Forward-Looking Statements.”

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to June 30, 2007 and prior to the September 30, 2011 maturity date.

The interest obligation on our long-term debt assumes that our senior notes and our convertible notes will bear interest at their stated rates. Our convertible notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash. We enter into derivative contracts, mainly to protect against adverse interest rate movements on the value of our long-term debt, under which we are required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of interest rate swap agreements with notional amounts totaling $60.0 million. Derivative contracts are carried at fair value on our condensed consolidated balance sheet. Because the derivative contracts recorded on our condensed consolidated balance sheet at June 30, 2007 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the following table. However, our total interest expense will be impacted by net cash flows under these derivative contracts. Further discussion of our derivative instruments is included in note 6 to our condensed consolidated financial statements.

Future contractual obligations related to our operating leases are net of contractual sublease receipts.

	Total	2007	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Contractual Obligations
Long-term debt	$580,336	$21	$6,932	$8,142	$46	$47	$150,048	$415,100
Interest on long-term debt	280,066	18,772	37,544	37,542	37,542	37,542	37,541	73,583
Operating leases	274,407	14,701	26,708	25,728	25,586	24,569	21,033	136,082

Total obligations	$1,134,809	$33,494	$71,184	$71,412	$63,174	$62,158	$208,622	$624,765

Future outlook. We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $140.7 million of availability under our revolving line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $30.3 million of cash and cash equivalents at June 30, 2007;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures;

•	funds required to satisfy earnout obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the discretionary funding of our share repurchase program;

•	the funds required to satisfy conversion of convertible notes; and

•	other future contractual obligations.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. Such risks, uncertainties and other important factors relate to, among others:

•	retention of qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	former employees joining competing businesses;

•	ability to manage utilization and pricing rates;

•	ability to integrate the operations of acquisitions;

•	ability to adapt to operating in non-U.S. markets;

•	ability to replace senior managers and practice leaders who have highly specialized skills and experience;

•	ability to find suitable acquisition candidates or take advantage of opportunistic acquisition situations;

•	fluctuations in revenues, operating income and cash flows;

•	compliance with the Foreign Corrupt Practices Act;

•	damage to our reputation as a result of claims involving the quality of our services;

•	unexpected terminations of client engagements;

•	competition;

•	costs of integrating recent and any future acquisitions;

•	industry trends;

•	ability to manage growth;

•	changes in demand for our services;

•	non-payment of notes receivable; and

•	changes in our leverage.

These risks are described in more detail in our annual report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 13, 2007. There may be other factors of which we are currently unaware that may cause our actual results to differ materially from the forward-looking statements.

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

Interest rate risk. The table below summarizes our market risks from changes in interest rates as of June 30, 2007 and December 31, 2006. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related weighted average interest rates by year of maturity for our senior notes and our convertible notes. The table excludes the potential exercise of the relevant redemption or conversion features of our notes. For interest rate swap agreements, the table presents notional amounts and related interest rates by year of maturity. The fair values included in this section have been determined based on quoted market prices for our senior notes and our convertible notes and estimates from bankers to settle interest rate swap agreements.

	Year of Maturity							June 30, 2007		December 31, 2006
	2007	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate Sensitivity:
Long-term debt
Fixed rate	$21	$44	$45	$46	$47	$150,048	$415,100	$565,351	$633,131	$565,375	$604,180
Average interest rate								7%		6%
Variable rate	$—	$6,888	$8,097	$—	$—	$—	$—	$14,985	$14,985	$6,874	$6,874
Interest rate swaps
Fixed to variable	$—	$—	$—	$—	$—	$—	$60,000	$60,000	$(2,813)	$60,000	$(1,891)
Average pay rate								8%		8%
Average receive rate								8%		8%

Equity price sensitivity. We currently have outstanding $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.60 per $1,000 principal amount of convertible notes. As of June 30, 2007, the conversion price has not required adjustment and we would not be required to issue any shares of our common stock upon conversion.

We granted certain sellers of Cambio Health Solutions contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make an additional cash payment to the sellers equal to the deficiency. The price protection periods vary from one to four years after May 31, 2005. If the market value of our common stock is lower than $22.33 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.33, we may be required to make total price protection payments of about $0.6 million. Based on the price of our common stock on June 30, 2007, we would not be obligated to make any price protection related payments.

We granted certain sellers of Competition Policy Associates, Inc., contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock between the years ending December 31, 2006 and December 31, 2013, if the market price of our common stock is below $27.61, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $27.61 on any date that restrictions lapse, then for every $1.00 that our stock price is below $27.61, we may be required to make price protection payments of about $0.9 million. Based on the price of our common stock on June 30, 2007, we would not be obligated to make any price protection related payments.

We granted certain sellers of FD contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock between the years ending December 31, 2007 and December 31, 2011, if the market price of our common stock is below $22.26, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $22.26 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.26, we may be required to make price protection payments of about $1.1 million. Based on the price of our common stock on June 30, 2007, we would not be obligated to make any price protection related payments.

The following table lists the high and low sale prices per share for our common stock as reported on the New York Stock Exchange for the periods indicated.

	High	Low
Three months ended June 30, 2007	$39.76	$33.71
Six months ended June 30, 2007	39.76	25.95

Foreign Currency Exchange Rate Risk. We are exposed to risk from changes in foreign exchange rates related to our subsidiaries that use a foreign currency as their functional currency. We currently manage our foreign exchange exposure without the use of derivative instruments. We do not believe this risk is material in relation to our consolidated financial statements.

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

Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to our business risk factors which were previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission, or SEC, on March 13, 2007; although we may disclose changes to such risk factors or disclose additional factors, from time to time, in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities. As of June 1, 2007, we issued 27,591 shares of restricted common stock in payment of £500,000 (or $990,550 US Dollars at a conversion rate of $1.9811 per British Pound) of the purchase price for the acquisition of all outstanding capital shares of Santé Communications Limited, a private company limited by shares organized under the laws of England and Wales. The number of shares issued was determined by dividing (a) $990,550, by (b) $35.90 per share of company common stock (the average closing price per share of our common stock as reported on the New York Stock Exchange for the five consecutive trading days prior to June 1, 2007). The 27,591 shares of our common stock were offered, sold and issued without registration in a private placement in reliance on Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, to one person located outside of the United States in an offshore transaction. We did not engage in general solicitation, advertising and directed selling efforts in connection with the offering of these shares.

Purchases of equity securities by the issuer and affiliated purchase. The following table provides information with respect to purchases we made of our common stock during the second quarter of 2007 (in thousands except per share prices and amounts).

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program(b)
April 1 through April 30, 2007	1	$36.70	—	$50,000
May 1 through May 31, 2007	500	$36.23	500	$31,884
June 1 through June 30, 2007	1	$37.62	—	$31,884

Total	502		500

(a)	We purchased 500,000 of these shares of our common stock through our publicly announced stock repurchase program. These amounts represent gross purchase prices and include the transaction costs we may incur, such as commissions, on the related purchases, as well as settlement payments related to any accelerated stock repurchase program. The remaining shares represent 1,772 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(b)

In October 2003, our board of directors initially approved a share repurchase program under which we are authorized to purchase shares of our common stock. From time to time since then, our board has increased the amount of authorized share repurchases under the initial program. On February 14, 2007, our Board of Directors authorized a share repurchase program of up to $50.0 million of stock purchases through December 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on May 16, 2007. At the 2007 annual meeting, our stockholders voted on the election of four Class II directors identified below. The terms of the Class I directors, Denis J. Callaghan, Matthew F. McHugh and Gary C. Wendt, and the Class III directors, Mark H. Berey, Jack B. Dunn, IV and Gerard E. Holthaus, continued following the meeting and will expire at the annual meetings of stockholders to be held in 2009 and 2008, respectively. In addition to the election of the Class II directors, one additional proposal was submitted to a vote of our stockholders at the 2007 annual meeting. All of the proposals, including the election of the Class II directors, were approved by stockholders at the 2007 annual meeting. The voting results on each of the two proposals submitted to stockholders at the 2007 annual meeting are presented below.

Proposal 1 — Election of Four Class II Directors.

	Number of Votes
	For	Authority Withheld
Brenda J. Bacon	37,324,546	335,529
James W. Crownover	35,924,612	1,735,463
Dennis J. Shaughnessy	36,112,005	1,548,070
George P. Stamas	35,205,239	2,454,836

Proposal 2 — Ratify the Appointment of KPMG LLP to Serve as FTI Consulting, Inc.’s Independent Registered Public Accounting Firm for its Fiscal Year Ending December 31, 2007.

Number of Votes
For	Against	Abstain
37,377,561	272,911	9,601

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the Securities and Exchange Commission, or SEC, on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated by reference herein).

3.2	By-laws of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 2004 and incorporated herein by reference).

10.1*	Amendment No. 1 made and entered into as of the 23rd day of April, 2007, to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc., a Maryland corporation with its principal executive office in Baltimore, Maryland, and Dennis J. Shaughnessy. (Filed with the SEC on April 26, 2007 as exhibit 10.1 to FTI Consulting, Inc.’s Form 8-K dated April 23, 2007 and incorporated by reference herein).

10.2*	Offer Letter dated June 14, 2007 to and accepted by Jorge A. Celaya. (Filed with the SEC on July 10, 2007 as an exhibit to FTI Consulting, Inc.’s Form 8-K dated July 9, 2007 and incorporated by reference herein).

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: August 8, 2007	by	/s/ THEODORE I. PINCUS
Theodore I. Pincus
Executive Vice President and Co-Chief Financial Officer
(Principal Financial Officer)