Form 10-Q
period 2007-09-30
FTI CONSULTING INC
filed 2007-11-08
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common stock, par value $0.01 per share	48,056,908

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2007	December 31, 2006

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$62,244	$91,923
Accounts receivable
Billed receivables	182,489	135,220
Unbilled receivables	100,483	56,228
Allowance for doubtful accounts and unbilled services	(25,886)	(20,351)

	257,086	171,097
Notes receivable	11,980	7,277
Prepaid expenses and other current assets	18,959	16,259
Deferred income taxes	18,112	8,393

Total current assets	368,381	294,949
Property and equipment, net	65,339	51,326
Goodwill	914,264	885,711
Other intangible assets, net	75,067	77,711
Notes receivable, net of current portion	53,330	35,303
Other assets	50,031	46,156

Total assets	$1,526,412	$1,391,156

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$60,214	$77,914
Accrued compensation	88,764	76,765
Current portion of long-term debt	15,795	6,917
Billings in excess of services provided	18,467	16,863

Total current liabilities	183,240	178,459
Long-term debt, net of current portion	564,069	563,441
Deferred income taxes	63,595	57,782
Other liabilities	40,104	26,374
Commitments and contingent liabilities (notes 3, 5, 6 and 7)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 43,116 (2007) and 41,890 (2006)	431	419
Additional paid-in capital	330,092	294,350
Retained earnings	330,264	268,937
Accumulated other comprehensive income	14,617	1,394

Total stockholders’ equity	675,404	565,100

Total liabilities and stockholders’ equity	$1,526,412	$1,391,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$253,334	$162,068	$720,751	$491,092

Operating expenses
Direct cost of revenues	139,131	91,554	396,661	276,896
Selling, general and administrative expense	63,007	39,711	185,275	121,547
Special charges (note 7)	—	22,972	—	22,972
Amortization of other intangible assets	2,293	2,551	7,778	8,310

	204,431	156,788	589,714	429,725

Operating income	48,903	5,280	131,037	61,367

Other income (expense)
Interest income	1,671	411	3,991	1,887
Interest expense and other	(12,297)	(6,103)	(33,998)	(17,992)
Litigation settlement (losses) gains, net	36	688	(872)	419

	(10,590)	(5,004)	(30,879)	(15,686)

Income before income tax provision	38,313	276	100,158	45,681
Income tax provision	15,330	562	38,831	21,013

Net income (loss)	$22,983	$(286)	$61,327	$24,668

Earnings (loss) per common share — basic	$0.55	$(0.01)	$1.47	$0.63

Earnings (loss) per common share — diluted	$0.50	$(0.01)	$1.39	$0.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
Balance, January 1, 2007	41,890	$419	$294,350	$268,937	$1,394	$565,100
Comprehensive income:
Currency translation adjustment, net of income taxes of $7,122					13,223	13,223
Net income				61,327		61,327

Total comprehensive income						74,550

Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $4,856	748	8	19,639			19,647
Employee stock purchase plan and other	445	4	10,416			10,420
Restricted share grants	296	3	(3)			—
Business combinations	237	2	7,740			7,742
Purchase and retirement of common stock	(500)	(5)	(18,111)			(18,116)
Share-based compensation			16,061			16,061

Balance, September 30, 2007	43,116	$431	$330,092	$330,264	$14,617	$675,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$61,327	$24,668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and other amortization	13,744	9,394
Amortization of other intangible assets	7,778	8,310
Provision for doubtful accounts	7,125	6,060
Non-cash share-based compensation	16,499	10,708
Excess tax benefits from share-based compensation	(4,352)	(910)
Impairment of other intangible assets	—	933
Non-cash interest expense	2,386	1,797
Other	(451)	(17)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(97,971)	(50,724)
Notes receivable	(23,163)	(33,985)
Prepaid expenses and other assets	(1,785)	(5,940)
Accounts payable, accrued expenses and other	33,692	10,140
Accrued special charges	(8,076)	18,590
Income taxes	(2,083)	(5,206)
Accrued compensation	15,257	(24,748)
Billings in excess of services provided	1,511	27

Net cash provided by (used in) operating activities	21,438	(30,903)

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(25,164)	(69,756)
Purchases of property and equipment	(27,912)	(13,803)
Other	101	247

Net cash (used in) investing activities	(52,975)	(83,312)

Financing activities
Borrowings under revolving line of credit	25,000	—
Payments of revolving line of credit	(25,000)	—
Purchase and retirement of common stock	(18,116)	(23,376)
Issuance of common stock under equity compensation plans	15,237	6,471
Excess tax benefits from share-based compensation	4,352	910
Borrowings under long-term credit facilities	—	400
Payments of long-term debt	(149)	(15)
Payments of debt financing fees	—	(393)
Other	—	(674)

Net cash provided by (used in) financing activities	1,324	(16,677)

Effect of exchange rate changes on cash	534	—

Net decrease in cash and cash equivalents	(29,679)	(130,892)
Cash and cash equivalents, beginning of period	91,923	153,383

Cash and cash equivalents, end of period	$62,244	$22,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1.	Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U. S.”) and under the rules and regulations of the Securities and Exchange Commission for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. You should not expect the results of operations for interim periods to necessarily be an indication of the results for a full year. You should read these financial statements in conjunction with the consolidated financial statements and the notes contained in our annual report on Form 10-K for the year ended December 31, 2006.

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

Earnings per common share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method; and shares issuable upon conversion of our convertible notes assuming the conversion premium was converted into common stock based on the average market price of our stock during the period. The conversion feature of the convertible notes had a dilutive effect on our earnings per share because the average price per share of our common stock for the three and nine months ended September 30, 2007 was $46.98 and $38.16, respectively, which were above the current conversion price of the notes. The shares underlying the convertible notes were not included in the diluted weighted average shares outstanding for the three and nine months ended September 30, 2006 because the average price per share of our common stock for the three and nine months ended September 30, 2006 was $23.96 and $26.23, respectively, which were below the current conversion price of the notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator — basic and diluted
Net income	$22,983	$(286)	$61,327	$24,668

Denominator
Weighted average number of common shares outstanding — basic	41,992	39,236	41,690	39,338
Effect of dilutive stock options	1,565	—	1,129	582
Effect of dilutive convertible notes	1,607	—	869	—
Effect of dilutive restricted shares	431	—	336	192

Weighted average number of common shares outstanding — diluted	45,595	39,236	44,024	40,112

Earnings per common share — basic	$0.55	$(0.01)	$1.47	$0.63

Earnings per common share — diluted	$0.50	$(0.01)	$1.39	$0.61

Antidilutive stock options	326	6,063	1,596	1,889

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Foreign Currency gains and losses. Net foreign currency losses for the three and nine months ended September 30, 2007 were $1.3 million and $1.2 million, respectively. These losses are included in “interest expense and other” on the condensed consolidated statements of income. There were no foreign currency gains or losses for the three and nine months ended September 30, 2006.

Supplemental cash flow information.

	Nine Months Ended September 30
	2007	2006
Other non-cash investing and financing activities
Issuance of common stock to acquire businesses	$7,742	$30,135

Issuance of notes payable as contingent consideration	$8,096	$—

2.	Share-Based Compensation

Share-based incentive compensation plans. The FTI Consulting, Inc. 2004 Long-Term Incentive Plan provides for grants of stock options, stock appreciation rights, restricted or unrestricted shares, performance awards and other share-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of September 30, 2007, 182,890 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan, of which 60,616 shares may be granted as stock based awards.

The FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan provides for grants of stock options, stock appreciation rights, restricted or unrestricted shares, performance awards and other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of September 30, 2007, 1,476,368 shares of common stock were available for grant under our 2006 Global Long-Term Incentive Plan, of which 667,714 shares may be granted as stock based awards.

The FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors provides for grants of stock unit and restricted stock unit awards to our key employees, other highly-compensated employees and non-employee directors. We are authorized to issue up to 1,500,000 shares of common stock under the deferred compensation plan. As of September 30, 2007, 1,307,673 shares of common stock were available for grant under our Deferred Compensation Plan for Key Employees and Non-Employee Directors.

Options have been granted to employees with exercise prices equal to or exceeding the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the compensation committee of our board of directors. Options granted under our share-based incentive compensation plans generally vest over three to six years, although we have granted options that vest over eight years. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years. Our share-based incentive compensation plans provide for accelerated vesting if there is a change in control, as defined in the applicable plan. Some stock

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

options and restricted share awards vest upon the earlier of the achievement of a service condition, performance condition, or the achievement of a market condition. The employment agreements with executive officers and other employees provide for accelerated vesting on other events, including death, disability, termination without cause and termination by the employee with good reason. We issue new shares of our common stock whenever stock options are exercised or share awards are granted.

Periodically we issue restricted and unrestricted shares to employees upon employment or in connection with performance evaluations. The fair market value on the date of issue of unrestricted shares is immediately charged to compensation expense ratably over the remaining service period as the restrictions lapse.

Employee stock purchase plan. The FTI Consulting, Inc. 2007 Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions. Our U. S. sub-plan allows deductions of up to 15% of eligible compensation, subject to limitations. Under the U. S. subplan, the purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. Under the U. S. sub-plan the aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,000,000 shares are authorized for purchase under the plan. As of September 30, 2007, 1,695,723 shares of common stock were available for purchase under this plan.

During the nine months ended September 30, 2007, employees purchased 120,439 shares of common stock for the period July 1, 2006 to December 31, 2006 at the weighted-average price per share of $22.75, and 304,277 shares of common stock at the weighted-average price per share of $23.71 for the period January 1, 2007 to June 30, 2007. During the nine months ended September 30, 2006, employees purchased 402,299 shares of common stock under the FTI Consulting, Inc. Employee Stock Purchase Plan at the weighted-average price per share of $20.97. The provisions of the 2007 Employee Stock Purchase Plan and the FTI Consulting, Inc. Employee Stock Purchase Plan were substantially the same. Shares are no longer available for purchase under the FTI Consulting, Inc. Employee Stock Purchase Plan.

Share-based compensation expense. We use the Black-Scholes option-pricing model and a lattice model to value our option and purchase plan grants using the assumptions set forth in the following table. The risk-free interest rate is based on the yield curve of U. S. Treasury strip securities with remaining terms similar to the expected term of the option or purchase plan award. The dividend yield on our common stock is assumed to be zero since we have not paid cash dividends and have no current plans to do so in the future. To estimate the market price volatility of our common stock, we use the historical volatility of our common stock over a time period equal to the expected term of the option or purchase plan award. The expected life of option grants is based on historical observations of the actual time lapsed between the grant date and exercise date. Groups of option holders that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

We use a lattice model to value options that vest upon the earlier of the achievement of a service condition or the achievement of a market condition. Options with these vesting terms have been granted to one of our executives. In addition to the assumptions used under the Black-Scholes model, the lattice model requires assumption about post-vesting turnover rate and suboptimal exercise factor. The assumed post-vesting forfeiture rate used is 0% based on the historically low option cancellation rates of our executive officers. The assumed suboptimal exercise factor used, which is the ratio by which the stock price must increase before an employee is expected to exercise the option, is 1.7 based on actual historical exercise activity. The expected life of the option is an output of the lattice model and has ranged between 6 and 10 years during 2006 and 2007. Performance-based awards are expensed assuming that the performance criteria will be achieved.

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions	2007	2006	2007	2006
Risk-free interest rate — option plan grants	3.95% – 4.89%	4.92% – 5.11%	3.95% – 4.89%	4.29% – 5.20%
Risk-free interest rate — employee stock purchase plan grants	4.94%	5.25%	4.94% – 5.02%	4.37% – 5.25%
Dividend yield	0%	0%	0%	0%
Expected life of option grants	3 – 10 years	4 – 6 years	3 – 10 years	3 – 10 years
Expected life of stock purchase plan grants	0.5 years	0.5 years	0.5 years	0.5 years
Stock price volatility — option plan grants	32.2% – 44.3%	46.5% – 50.3%	32.2% – 48.7%	45.7% – 51.7%
Stock price volatility — employee stock purchase plan grants	29.9%	37.7%	29.9% – 34.5%	32.0% – 37.7%

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below reflects the total share-based compensation expense recognized in our income statements for the three and nine months ended September 30, 2007 and 2006. Our share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. We estimate forfeitures at the time an award is granted and make revisions if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience.

	2007		2006
Income Statement Classification	Option Grants and Stock Purchase Plan Rights	Restricted Share Grants	Option Grants and Stock Purchase Plan Rights	Restricted Share Grants
Three Months Ending September 30
Direct cost of revenues	$1,872	$369	$1,134	$215
Selling, general and administrative expense	1,944	1,280	1,675	429
Special charges	—	—	18	566

Share-based compensation expense before income taxes	3,816	1,649	2,827	1,210
Income tax benefit	861	661	863	516

Share-based compensation, net of income taxes	$2,955	$988	$1,964	$694

Nine months Ending September 30
Direct cost of revenues	$4,602	$1,393	$2,407	$841
Selling, general and administrative expense	7,395	3,109	5,848	1,028
Special charges	—	—	18	566

Share-based compensation expense before income taxes	11,997	4,502	8,273	2,435
Income tax benefit	3,162	1,745	2,100	1,038

Share-based compensation, net of income taxes	$8,835	$2,757	$6,173	$1,397

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

General stock option and share-based award information. The following table summarizes the option activity under our share-based incentive compensation plans as of and during the nine months ended September 30, 2007. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	5,851	$23.25
Options granted during the period:
Exercise price = fair market value	873	$29.99
Exercise price > fair market value	68	$43.69
Options exercised	(760)	$20.05
Options forfeited	(35)	$26.91

Options outstanding, September 30, 2007	5,997	$24.84	7.4 years	$159,241

Options exercisable, September 30, 2007	3,056	$22.19	6.0 years	$89,220

As of September 30, 2007, there was $29.0 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 3.8 years as the options vest. There was no share-based compensation cost capitalized as of September 30, 2007 and December 31, 2006.

The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of options exercised was:

•	$4.9 million during the three months ended September 30, 2007;

•	$0.5 million during the three months ended September 30, 2006;

•	$13.9 million during the nine months ended September 30, 2007; and

•	$3.0 million during the nine months ended September 30, 2006.

The table below reflects the weighted-average grant-date fair value of stock options granted, shares purchased under our employee stock purchase plan and restricted shares granted during the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
Weighted-average fair value of grants	2007	2006
Stock options:
Grant price = fair market value	$14.93	$14.52
Grant price > fair market value	$18.40	$10.34
Employee stock purchase plan shares	$7.71	$6.86
Restricted share-based awards	$33.39	$26.45

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Following is a summary of the status of stock options outstanding and exercisable at September 30, 2007.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Shares	Weighted-Average Exercise Price
$ 1.90 — $ 21.33	1,592	$18.41	5.8 years	1,421	$18.34
$ 21.42 — $ 25.92	1,216	$23.77	6.7 years	889	$23.47
$ 25.97 — $ 27.54	1,265	$26.59	8.6 years	264	$26.57
$ 27.60 — $ 28.09	1,440	$27.90	8.2 years	309	$27.67
$ 28.32 — $ 53.52	484	$34.95	8.5 years	173	$30.69

	5,997			3,056

A summary of our unvested restricted share award activity during the nine months ended September 30, 2007 is presented below. The fair value of unvested restricted share awards is determined based on the closing market price of our common stock on the grant date. Pre-vesting forfeitures were estimated to be between 0% and 2% based on historical experience.

	Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted share-based awards outstanding, January 1	869	$23.63
Restricted share-based awards granted	366	$33.39
Restricted share-based awards vested	(78)	$24.75
Restricted share-based awards forfeited	(2)	32.70

Unvested restricted share-based awards outstanding, September 30	1,155	$26.64

As of September 30, 2007, there was $22.7 million of unrecognized compensation cost related to unvested restricted share-based compensation arrangements, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 4.0 years as the awards vest. The total grant date fair value of restricted shares that vested during the three and nine months ended September 30, 2007 was $0.6 million and $1.9 million, respectively. The total grant date fair value of restricted shares that vested during the three and nine months ended September 30, 2006 was $1.5 million and $1.9 million, respectively.

3.	Acquisitions

We record assets acquired and liabilities assumed in business combinations on our balance sheet as of the respective acquisition dates based upon their estimated fair values at the acquisition date. We include the results of operations of businesses acquired in our income statement beginning on the acquisition dates. We allocate the acquisition cost to identifiable tangible and intangible assets and liabilities based upon their estimated relative fair values. We allocate the excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed to goodwill. We determine the fair value of intangible assets acquired based upon, in part, independent appraisals. The fair value of shares of our common stock issued in connection with a business combination is based on a five-day average of the closing price of our common stock two days before and two days after the date we agree to the terms of the acquisition and publicly announce the transaction. In certain circumstances, the allocations of the excess purchase price are based on preliminary estimates and

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. Revisions to our preliminary estimates of fair value may be significant. With the exception of the acquisition of FD International (Holdings) Limited, or FD, described below, the business combinations consummated in 2006 and 2007, both individually and in the aggregate, did not materially impact our results of operations. Accordingly, pro forma results for acquisitions other than FD have not been presented.

During the third quarter of 2007, we completed one business combination. The total acquisition cost was $5.0 million, consisting of cash and transaction costs of $3.6 million and 27,111 restricted shares of our common stock valued at $1.4 million. The purchase agreement for this business combination contains provisions that include additional cash payments based on achievement of annual financial targets in each of the next three years. Any contingent consideration payable in the future will be applied to goodwill.

During the second quarter of 2007, we completed two business combinations. The total acquisition cost was $3.4 million, consisting of cash and transaction costs of $2.4 million and 27,591 restricted shares of our common stock valued at $1.0 million. The purchase agreements for these business combinations contain provisions that include additional cash payments based on the achievement of annual financial targets in each of the next three to five years. Any contingent consideration payable in the future will be applied to goodwill.

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

In October 2006, we completed our acquisition of approximately 97% of the share capital of FD International (Holdings) Limited, a global strategic business and financial communications consulting firm headquartered in London. FD provides consulting services related to financial communications, brand communications, public affairs and issues management and strategy development. The total acquisition cost was $275.1 million, including transaction costs. The total acquisition cost consists of $257.1 million in cash and transaction costs, offset by cash received of $25.5 million, 1.2 million restricted shares of our common stock valued at $28.5 million, notes payable to certain sellers of FD shares in the aggregate principal amount of $15.0 million and deferred purchase obligations. In February 2007, we acquired the remaining 3% of FD’s share capital that was outstanding for cash and common stock consideration totaling $7.6 million, which has been included in the acquisition costs disclosed above. Based on 2006 financial results, former shareholders of FD qualified for additional contingent consideration totaling $13.5 million. During the first quarter of 2007, we funded the contingent consideration with $5.4 million of cash and issued notes payable to certain sellers of FD in the aggregate principal amount of $8.1 million, which has been included in the acquisition costs disclosed above.

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

Purchase price allocation. We recorded goodwill from the acquisitions completed in 2007 and 2006 as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. As of September 30, 2007, our remaining amortizable intangible assets are being amortized over a weighted-average useful life of 10.5 years. Excluding the U. S. and a small European component of the FD acquisition, we believe the goodwill recorded as a result of these acquisitions will be fully deductible for income tax purposes over 15 years. For U. S. tax purposes, the U. S. and a small European component of the FD acquisitions will be treated as stock transactions and as a result, the goodwill associated with these acquisitions is not deductible for income tax purposes.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed pertaining to the acquisition of FD.

Direct cost of business combination
Cash paid, including transaction costs, net of cash received	$231,562
Common stock issued	28,546
Notes payable issued	14,970

Total	$275,078

Net assets acquired
Accounts receivable, billed and unbilled, net	$23,555
Other current assets	15,766
Property and equipment	5,389
Customer relationships (estimated 15 year weighted average useful life)	37,490
Tradename (indefinite useful life)	7,649
Non-competition agreements (estimated 4 year weighted-average useful life)	1,507
Goodwill	228,267
Other assets	1,335
Accounts payable and accrued expenses	(26,306)
Billings in excess of services provided	(2,601)
Other liabilities	(16,973)

Total net assets acquired	$275,078

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Pro forma results. Our consolidated financial statements include the operating results of each acquired business from the dates of acquisition. For the three months and nine months ended September 30, 2006, the unaudited pro forma financial information below assumes that our material business acquisition of FD occurred on January 1, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Pro forma financial information including the acquisition of FD
Revenues	$193,723	$583,968
Income before income tax provision	1,626	51,284
Earnings per common share — basic	$0.01	$0.68

Earnings per common share — diluted	$0.01	$0.67

4.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2007, are as follows:

	Forensic/ Litigation	Corporate Finance/ Restructuring	Economic	Technology	Strategic and Financial Communications	Consolidated
Balance, January 1, 2007	$141,455	$298,571	$178,169	$34,988	$232,528	$885,711
Goodwill acquired during the period	7,860	—	—	2,500	15,187	25,547
Foreign currency translation adjustment	—	—	—	195	15,035	15,230
Adjustments to allocation of purchase price	(167)	—	(49)	(38)	(11,970)	(12,224)

Balance, September 30, 2007	$149,148	$298,571	$178,120	$37,645	$250,780	$914,264

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $7.8 million for the nine months ended September 30, 2007 and $8.3 million for the nine months ended September 30, 2006. Based solely on the amortizable intangible assets recorded as of September 30, 2007, we estimate amortization expense to be $2.1 million during the remainder of 2007, $7.6 million in 2008, $7.4 million in 2009, $5.6 million in 2010, $4.9 million in 2011, $4.4 million in 2012 and $27.7 million in years after 2012. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

	Useful Life in Years	September 30, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	3 to 15	$60,176	$9,536	$55,980	$5,766
Contract backlog	1 to 3	1,385	1,172	4,881	2,803
Non-competition agreements	1 to 10	9,983	2,258	9,266	1,465
Software	5	4,400	2,635	4,400	1,613
Tradenames	1 to 4	393	147	391	38

		76,337	15,748	74,918	11,685
Unamortized intangible assets
Tradenames	Indefinite	14,478	—	14,478	—

		$90,815	$15,748	$89,396	$11,685

5.	Long-Term Debt

	September 30, 2007	December 31, 2006
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $1,228 — 2007 and $1,891 — 2006	$198,772	$198,109
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012	150,000	150,000
Notes payable to former shareholders of acquired business	15,749	6,875
Other	343	374

Total long-term debt	579,864	570,358
Less current portion	15,795	6,917

Long-term debt, net of current portion	$564,069	$563,441

3 3 /4% convertible senior subordinated notes due 2012. In 2005, we completed the sale of $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. Cash interest is payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The convertible notes are non-callable. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Assuming conversion of the full $150.0 million principal amount of the notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

with a then market price equivalent to $4.8 million to settle the conversion feature. The convertible notes may be converted at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time period exceeds 120% of the conversion price for a specified time period, or (4) if the trading price for a convertible note is less than 95% of the closing sale price of our common stock into which it can be converted for a specified time period. On October 15, 2007, the $150.0 million aggregate principal amount of 3 3/4% convertible notes due July 15, 2012 became convertible at the option of the holders effective October 15, 2007 through January 15, 2008 as provided in the indenture covering the notes. As a result, these notes will be classified as a current liability in the fourth quarter of 2007. See further disclosure in footnote 13, subsequent events.

If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares issuable upon conversion of a note may not exceed 41.60 per $1,000 principal amount of convertible notes. As of September 30, 2007, the conversion price has not required adjustment. These notes are senior subordinated unsecured indebtedness and will be subordinated to all of our existing and future senior indebtedness. The conversion feature embedded in the convertible notes is classified as an equity instrument under the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the conversion feature is not required to be bifurcated and accounted for separately from the notes. We do not have a stated intent or past practice of settling such instruments in cash, therefore share settlement is assumed for accounting purposes until actual settlement takes place. Until conversion, no amounts are recognized in our financial statements for the ultimate settlement of the conversion feature. Upon conversion, if we elect to settle the conversion feature with shares of our common stock, settlement of the conversion feature will be accounted for as an equity transaction involving the issuance of shares at fair value for settlement of the conversion feature. No gain or loss would be recognized in our financial statements as a result of settling the conversion feature in shares of common stock. If we elect to settle the conversion feature in cash, the full amount of the cash payment will be treated as a loss on the extinguishment of debt in our income statement when settled.

Guarantees. Currently, we do not have any significant debt guarantees related to entities outside of the consolidated group. As of September 30, 2007, substantially all of our domestic subsidiaries are guarantors of borrowings under our senior secured credit facility, our senior notes and our convertible notes in the aggregate amount of $565.0 million.

Future maturities of long-term debt. For periods subsequent to September 30, 2007, scheduled annual maturities of long-term debt outstanding as of September 30, 2007 are as follows:

October 1 to December 31, 2007	$15,761
2008	45
2009	45
2010	46
2011	47
2012	150,048
Thereafter	415,100

581,092
Less fair value hedge adjustment	1,228

$579,864

The 3 3/4% convertible senior subordinated notes due 2012 have been included in the amounts maturing in 2012 on the table above.

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

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed-rate versus variable-rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. We record all interest rate swaps at their fair market values within other assets or other liabilities on our balance sheet. As of September 30, 2007, the fair value of our interest rate swap agreement was a liability of $1.2 million. As of December 31, 2006, the fair value of our interest rate swap agreement was a liability of $1.9 million.

In 2005, we entered into two interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our 7 5/8% fixed-rate senior notes. The interest swap agreements mature on June 15, 2013. Under the terms of the interest rate swap agreements, we receive interest on the $60.0 million notional amount at a fixed rate of 7.625% and pay a variable rate of interest, between 8.51% and 8.56% at September 30, 2007, based on the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness has been recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. For the three and nine months ended September 30, 2007, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate increased interest expense by $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2006, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate increased interest expense by $0.1 million and $0.2 million, respectively.

7.	Commitments and Contingencies

Loss on subleased facilities. In 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility. As a result of this decision, we recorded a loss of $4.7 million within our corporate segment related to the abandoned facilities. This charge included $0.7 million of asset impairments and $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income of $4.2 million. In 2005, we entered into a 30-month sublease related to some space in our new office facility in New York City resulting in a loss of $0.9 million. Sublease losses are classified as a component of selling, general and administrative expense and primarily represent the present value of the future lease payments related to the space we subleased net of estimated

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

sublease income. As of December 31, 2006, the balance of the liability for losses on abandoned and subleased facilities was $1.9 million. During 2007, we made payments, net of sublease income, of about $0.6 million against the total lease loss liability. As of September 30, 2007, the balance of the liability for losses on abandoned and subleased facilities was $1.3 million.

Special charges. During the third quarter of 2006, we recorded special termination charges totaling $23.0 million consisting of $22.1 million of severance and other contractual employee related costs associated with reductions in workforce and a $0.9 million non-cash intangible impairment charge associated with the contract backlog we acquired in May 2005 in connection with our acquisition of Cambio Health Solutions. As of December 31, 2006, the liability balance for the special termination charges was $14.3 million. During 2007, we made payments of $8.1 million against the total liability. As of September 30, 2007, the balance of the liability for special termination charges was $6.4 million after foreign currency translation adjustments of $0.2 million and is included in accounts payable, accrued expenses and other on the consolidated balance sheet.

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

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and expanded disclosure with respect to uncertainty in income taxes. We adopted the guidance of FIN No. 48 effective January 1, 2007. The adoption of this accounting pronouncement did not have a material effect on our financial position, results of operations or cash flows. Furthermore, we are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

We file numerous consolidated and separate income tax returns in the U. S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U. S. federal income tax examinations for years prior to 2004 and are no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2000. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

Our effective tax rate decreased from 46.0% for the nine months ended September 30, 2006 to 38.8% for the nine months ended September 30, 2007. The decrease is primarily attributable to the implementation of a tax planning strategy that substantially reduces the amount of foreign earnings that will be subject to U. S. federal income tax and a reduction in state income taxes.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

As of September 30, 2007, there have been no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of September 30, 2007, our accrual for the payment of tax-related interest and penalties was not material.

9.	Stockholders’ Equity

Common stock repurchase program. In 2003, our board of directors initially approved a share repurchase program under which we were authorized to purchase shares of our common stock. From time to time, our board increased the amount of authorized share repurchases under the initial program. On February 14, 2007, our board of directors authorized a share repurchase program of up to $50.0 million of stock repurchases through December 31, 2007. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the nine months ended September 30, 2007, we purchased and retired 500,000 shares of our common stock for a total cost of about $18.1 million, leaving approximately $31.9 million available for share repurchases under the program.

10.	Segment Reporting

We manage our business in five reportable operating segments. Our reportable operating segments are managed separately and include our forensic/litigation consulting, corporate finance/restructuring consulting, economic consulting, technology and strategic and financial communications consulting practices. Our strategic and financial communications consulting practice was formed as a result of our acquisition of FD in October 2006; therefore, no segment results are presented for the three and nine months ended September 30, 2006.

Our forensic/litigation consulting practice provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, trial preparation, expert testimony and other trial support services. Our related graphics and technology services assist clients in preparing for and presenting their cases in court.

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

Our economic consulting practice delivers sophisticated economic analysis and modeling of issues arising in mergers and acquisitions, antitrust and competition and other complex commercial and securities litigation. Our services include providing advice and testimony related to:

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Our statistical and economic experts help companies evaluate issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. Our professionals regularly provide expert testimony on damages, rates and prices, merger effects, intellectual property disputes in antitrust and competition cases, regulatory proceedings and business valuations.

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

Our strategic and financial communications consulting practice provides advice and consulting services related to financial communications, brand communications, public affairs and issues management and business consulting. Our financial communications service offerings include services relating to strategic boardroom advice, mergers and acquisitions, investor relations, financial and business media relations, capital markets intelligence, initial public offerings, debt markets, corporate restructuring, proxy solicitation, corporate governance, corporate social responsibility and regulatory communications. Our brand communications offerings provide creative services to build consumer and business-to-business brands. Our public affairs and issues management service offerings help to shape messages to policymakers and respond to crisis situations. The public affairs offerings include communication and consulting services relating to political intelligence, policy formation, political and media campaigns, third party and coalition mobilization, state aid, monopoly and antitrust regulatory affairs. Our issues management services include communication and consulting services relating to business continuity planning, crisis communications planning, crisis handling, media relations, reputation rehabilitation and simulation exercises.

We evaluate the performance of our operating segments based on income before income taxes, net interest expense, depreciation, amortization, special charges and corporate general and administrative expenses. In general, our assets, including long-lived assets such as property and equipment, and our capital expenditures are not specifically allocated to any particular segment. Accordingly, capital expenditure and total asset information by reportable segment is not presented. The reportable segments use the same accounting policies as those used by the company. There are no significant intercompany revenues or transfers.

For the three and nine months ended September 30, 2007, our revenues attributable to the U. S. were $212.7 million and $610.1 million, respectively, and our revenues generated in foreign countries were $40.7 million and $110.7 million, respectively. Foreign revenues represented 16% and 15% of total revenues, respectively, for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, substantially all of our revenues and assets were attributed to or were located in the U. S. For the three and nine months ended September 30, 2007 and 2006, we did not have a single customer that represents ten percent or more of our consolidated revenues. As of September 30, 2007, our fixed assets located in the U. S. have a net book value of $57.2 million and the net book value of our fixed assets located in foreign countries is $8.1 million. As of December 31, 2006, our fixed assets located in the U. S. had a net book of $45.4 million and the net book value of our fixed assets located in foreign countries was $5.9 million. As of September 30, 2006, substantially all of our fixed assets were located in the U. S.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below presents revenues, gross margin and segment profits for our current reportable segments for the three and nine months ended September 30, 2007 and 2006.

	Forensic/ Litigation	Corporate Finance/ Restructuring	Economic	Technology	Strategic and Financial Communications	Corporate	Total
Three Months Ended
September 30, 2007
Revenues	$54,636	$62,874	$45,887	$44,820	$45,117	$—	$253,334
Gross margin	24,671	26,898	17,267	25,786	19,581	—	114,203
Segment profit (loss)	14,543	17,670	12,142	18,579	11,753	(18,095)	56,592

September 30, 2006
Revenues	$46,833	$50,725	$34,554	$29,956	$—	$—	$162,068
Gross margin	21,910	20,375	12,386	15,843	—	—	70,514
Segment profit (loss)	13,352	12,026	7,631	11,346	—	(9,644)	34,711

Nine Months Ended
September 30, 2007
Revenues	$162,258	$187,981	$129,867	$115,302	$125,343	$—	$720,751
Gross margin	71,635	79,011	50,785	61,499	61,160	—	324,090
Segment profit (loss)	41,912	49,259	36,309	43,364	32,679	(51,836)	151,687

September 30, 2006
Revenues	$142,058	$154,729	$108,257	$86,048	$—	$—	$491,092
Gross margin	64,976	61,650	39,673	47,897	—	—	214,196
Segment profit (loss)	39,702	36,412	25,877	34,270	—	(33,799)	102,462

The following table presents a reconciliation of segment profit to income before income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating profit
Total segment profit	$56,592	$34,711	$151,687	$102,462
Special charges	—	(22,972)	—	(22,972)
Depreciation	(5,360)	(3,220)	(13,744)	(9,394)
Amortization of other intangible assets	(2,293)	(2,551)	(7,778)	(8,310)
Interest and other expense, net	(10,626)	(5,692)	(30,007)	(16,105)

Income before income tax provision	$38,313	$276	$100,158	$45,681

For the three and nine months ended September 30, 2006, the detail of the special charges by segment is as follows:

Forensic/Litigation	$9,890
Corporate Finance/Restructuring	7,740
Economic	4,148
Technology	—
Corporate	1,194

Total Company	$22,972

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

11.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our U. S. subsidiaries are guarantors of borrowings under our senior notes and our convertible notes. The guarantees are full and unconditional and joint and several. All of the guarantors are direct or indirect, wholly-owned subsidiaries. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our subsidiary by dividend or loan.

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

Condensed Consolidating Balance Sheet Information as of September 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$40,720	$536	$20,988	$—	$62,244
Accounts receivable, net	151,140	71,395	34,551	—	257,086
Intercompany receivables	250,236	—	—	(250,236)	—
Other current assets	30,122	4,758	14,171	—	49,051

Total current assets	472,218	76,689	69,710	(250,236)	368,381
Property and equipment, net	53,137	4,107	8,095	—	65,339
Goodwill	407,465	319,630	187,169	—	914,264
Other intangible assets, net	3,819	22,042	49,206	—	75,067
Investments in subsidiaries	430,717	331,044	84,755	(846,516)	—
Other assets	67,561	30,510	5,290	—	103,361

Total assets	$1,434,917	$784,022	$404,225	$(1,096,752)	$1,526,412

Liabilities
Intercompany payables	$—	$226,687	$23,549	$(250,236)	$—
Other current liabilities	116,692	44,549	21,999	—	183,240

Total current liabilities	116,692	271,236	45,548	(250,236)	183,240
Long-term debt, net	564,069	—	—	—	564,069
Other liabilities	78,752	5,181	19,766	—	103,699

Total liabilities	759,513	276,417	65,314	(250,236)	851,008
Stockholders’ equity	675,404	507,605	338,911	(846,516)	675,404

Total liabilities and stockholders’ equity	$1,434,917	$784,022	$404,225	$(1,096,752)	$1,526,412

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Balance Sheet Information as of December 31, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$70,010	$3,592	$18,321	$—	$91,923
Accounts receivable, net	107,349	42,090	21,658	—	171,097
Intercompany receivables	255,241	—	—	(255,241)	—
Other current assets	20,723	6,103	5,103	—	31,929

Total current assets	453,323	51,785	45,082	(255,241)	294,949
Property and equipment, net	41,693	3,761	5,872	—	51,326
Goodwill	407,452	232,562	245,697	—	885,711
Other intangible assets, net	5,104	24,833	47,774	—	77,711
Investments in subsidiaries	344,723	288,510	1,896	(635,129)	—
Other assets	57,325	22,223	1,911	—	81,459

Total assets	$1,309,620	$623,674	$348,232	$(890,370)	$1,391,156

Liabilities
Intercompany payables	$—	$227,281	$27,960	$(255,241)	$—
Other current liabilities	128,750	24,847	24,862	—	178,459

Total current liabilities	128,750	252,128	52,822	(255,241)	178,459
Long-term debt, net	563,441	—	—	—	563,441
Other liabilities	52,329	23,934	7,893	—	84,156

Total liabilities	744,520	276,062	60,715	(255,241)	826,056
Stockholders’ equity	565,100	347,612	287,517	(635,129)	565,100

Total liabilities and stockholders’ equity	$1,309,620	$623,674	$348,232	$(890,370)	$1,391,156

Condensed Consolidating Income Statement Information for the Three Months Ended September 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$134,774	$181,049	$41,218	$(103,707)	$253,334
Operating expenses
Direct cost of revenues	74,044	142,176	25,245	(102,334)	139,131
Selling, general and administrative expense	46,706	10,460	7,214	(1,373)	63,007
Amortization of other intangible assets	429	902	962	—	2,293

Operating income	13,595	27,511	7,797	—	48,903
Other income (expense)	(10,986)	(170)	566	—	(10,590)

Income before income tax provision (benefit)	2,609	27,341	8,363	—	38,313
Income tax provision (benefit)	3,469	13,280	(1,419)	—	15,330
Equity in net earnings of subsidiaries	23,843	9,930	2,365	(36,138)	—

Net income (loss)	$22,983	$23,991	$12,147	$(36,138)	$22,983

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Income Statement Information for the Three Months Ended September 30, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$115,266	$41,174	$5,628	$—	$162,068
Operating expenses
Direct cost of revenues	62,269	23,948	5,337	—	91,554
Selling, general and administrative expense	32,172	5,979	1,560	—	39,711
Special charges	14,992	1,082	6,898	—	22,972
Amortization of other intangible assets	432	2,082	37	—	2,551

Operating income	5,401	8,083	(8,204)	—	5,280
Other income (expense)	(5,100)	86	10	—	(5,004)

Income before income tax provision (benefit)	301	8,169	(8,194)	—	276
Income tax provision (benefit)	231	3,317	(2,986)	—	562
Equity in net earnings (loss) of subsidiaries	(356)	313	—	43	—

Net income (loss)	$(286)	$5,165	$(5,208)	$43	$(286)

Condensed Consolidating Income Statement Information for the Nine Months Ended September 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$396,135	$515,473	$113,483	$(304,340)	$720,751
Operating expenses
Direct cost of revenues	222,927	416,215	60,486	(302,967)	396,661
Selling, general and administrative expense	129,861	29,652	27,135	(1,373)	185,275
Amortization of other intangible assets	1,285	3,875	2,618	—	7,778

Operating income	42,062	65,731	23,244	—	131,037
Other income (expense)	(31,576)	(801)	1,498	—	(30,879)

Income before income tax provision (benefit)	10,486	64,930	24,742	—	100,158
Income tax provision (benefit)	4,525	28,002	6,304	—	38,831
Equity in net earnings of subsidiaries	55,366	17,120	5,790	(78,276)	—

Net income (loss)	$61,327	$54,048	$24,228	$(78,276)	$61,327

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Income Statement Information for the Nine Months Ended September 30, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$352,128	$130,081	$8,883	$—	$491,092
Operating expenses
Direct cost of revenues	192,892	71,940	12,064	—	276,896
Selling, general and administrative expense	101,276	17,130	3,141	—	121,547
Special charges	14,992	1,082	6,898	—	22,972
Amortization of other intangible assets	1,277	6,996	37	—	8,310

Operating income	41,691	32,933	(13,257)	—	61,367
Other income (expense)	(15,990)	282	22	—	(15,686)

Income before income tax provision (benefit)	25,701	33,215	(13,235)	—	45,681
Income tax provision (benefit)	12,552	13,490	(5,029)	—	21,013
Equity in net earnings of subsidiaries	11,519	313	—	(11,832)	—

Net income (loss)	$24,668	$20,038	$(8,206)	$(11,832)	$24,668

Condensed Consolidating Statement of Cash Flow Information for the Nine Months Ended September 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$14,284	$7,477	$(323)	$21,438

Investing activities
Payments for acquisition of businesses, net of cash received	(25,264)	11	89	(25,164)
Purchases of property and equipment and other	(21,837)	(1,988)	(3,986)	(27,811)

Net cash used in investing activities	(47,101)	(1,977)	(3,897)	(52,975)

Financing activities
Capital contributions	(500)	—	500	—
Purchase and retirement of common stock	(18,116)	—	—	(18,116)
Intercompany transfers	2,703	(8,556)	5,853	—
Issuance of common stock and other	19,440	—	—	19,440

Net cash (used in) provided by financing activities	3,527	(8,556)	6,353	1,324

Effect of exchange rate changes on cash	—	—	534	534

Net (decrease) increase in cash and cash equivalents	(29,290)	(3,056)	2,667	(29,679)
Cash and cash equivalents, beginning of period	70,010	3,592	18,321	91,923

Cash and cash equivalents, end of period	$40,720	$536	$20,988	$62,244

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow Information for the Nine Months Ended September 30, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(32,673)	$10,283	$(8,513)	$(30,903)

Investing activities
Payments for acquisition of businesses, net of cash received	(70,448)	386	306	(69,756)
Purchases of property and equipment and other	(11,865)	(1,081)	(610)	(13,556)

Net cash (used in) provided by investing activities	(82,313)	(695)	(304)	(83,312)

Financing activities
Intercompany transfers	(61)	(9,485)	9,546	—
Purchase and retirement of common stock	(23,376)	—	—	(23,376)
Issuance of common stock and other	6,699	—	—	6,699

Net cash (used in) provided by financing activities	(16,738)	(9,485)	9,546	(16,677)

Net (decrease) increase in cash and cash equivalents	(131,724)	103	729	(130,892)
Cash and cash equivalents, beginning of period	151,250	142	1,991	153,383

Cash and cash equivalents, end of period	$19,526	$245	$2,720	$22,491

12.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. We are required to adopt the provisions of Statement No. 157 effective January 1, 2008 although earlier adoption is permitted. As of September 30, 2007, we have not adopted FASB Statement No. 157. We do not believe the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

13.	Subsequent Events

In October 2007, we closed on a public offering of 4,830,000 shares of the Company’s common stock, which includes 630,000 shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares, at a price to the public of $50.00 per share, less the underwriting discount. The net proceeds of the offering are $231.8 million, after payment of the underwriting discounts and commissions, but excluding estimated offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program.

On October 15, 2007, the $150 million aggregate principal amount of 3 3/4% convertible notes due July 15, 2012 became convertible at the option of the holders effective October 15, 2007 through January 15, 2008 as provided in the indenture covering the notes. As a result, these notes will be classified as a current liability in the fourth quarter of 2007. The notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 trading days in the 30 consecutive trading days ended October 15, 2007. Upon surrendering any note for conversion, in accordance with the Indenture, the holder of such note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such note or (ii) the “conversion value” of the note as defined in the indenture. The conversion feature results in a premium over the face amount of the notes equal to the difference between our stock price as determined by the calculation set forth in the indenture and the conversion price of $31.25 times the conversion ratio of 31.9980 shares of common stock for each $1,000 principal amount of the notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the indenture. These notes will be classified as a current liability in the fourth quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2007 and 2006, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed consolidated financial statements and notes and with our annual report on Form 10-K for the year ended December 31, 2006. Historical results and any discussion of prospective results may not indicate our future performance. See “— Forward Looking Statements.”

We are a leading global consulting firm to organizations confronting the critical legal, financial and reputational issues that shape their futures. Our experienced teams of professionals, many of whom are widely recognized as experts in their fields, provide high-caliber consulting services to a broad range of clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs.

Our professionals have experience providing services in many areas, including: fraud, damages, lost profits, valuation, antitrust and competition, accountant’s liability and malpractice, contract disputes, patent infringement, price fixing, purchase price disputes, solvency and insolvency, fraudulent conveyance, preferences, disclosure statements, trademark and copyright infringement, the financial impact of government regulations and electronically stored information and repository services. We have strong capabilities in highly specialized industries, including telecommunications, healthcare, transportation, utilities, chemicals, energy, commercial and investment banking, pharmaceuticals, tobacco, retail and information technology. With the acquisition of FD International (Holdings) Limited, or FD, in October 2006, we also have strong capabilities providing strategic and financial communications consulting services.

As of September 30, 2007, we have a total headcount of 2,373 of which 1,809 were revenue-generating professionals. As of September 30, 2007, we had operations across 29 United States (“U. S.”) cities, as well as the United Kingdom, Ireland, France, Spain, Russia, Australia, China, Hong Kong, Japan, Singapore, the United Arab Emirates, South Africa, Argentina, Brazil, Colombia, Panama and Mexico.

We operate through the following five business segments:

Forensic/Litigation Consulting. Our forensic/litigation consulting practice provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, trial preparation, expert testimony and other trial support services. We help clients assess complex financial transactions, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, indentify potential claims and assist in the pursuit of financial recoveries and settlements. We also provide asset tracing and fraud investigation services. Our graphics and technology services assist clients in preparing for and presenting their cases in court. Through the use of proprietary information technology, we have demonstrated our ability to help control litigation costs, expedite the trial process and provide our clients with the ability to readily organize and access case-related data. Our international risk and investigations group provides business intelligence and investigations, corporate investigations, litigation and dispute investigations and integrity advisory services.

Corporate Finance/Restructuring Consulting. Our corporate finance/restructuring consulting practice provides turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions, transaction advisory and interim management services. We analyze, recommend and implement strategic alternatives for our corporate finance/restructuring clients, offering services such as interim management in turnaround situations, rightsizing infrastructure, assessing long-term enterprise viability and business strategy consulting. We assist underperforming companies as they make decisions to improve their financial condition and operations. We lead and manage the financial aspects of in-court restructuring processes by offering services that include an assessment of the impact of a bankruptcy filing on the client’s financial condition and operations. We also assist our clients in planning for a smooth transition into and out of bankruptcy, facilitating the sale of assets and arranging debtor-in-possession financing. Through FTI Palladium Partners, we help financially distressed companies implement their plans by providing interim management teams.

Economic Consulting. Our economic consulting practice delivers sophisticated economic analysis and modeling of issues arising in mergers and acquisitions, antitrust and competition and other complex commercial and securities litigation.

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

Our statistical and economic experts help companies evaluate issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. We have deep industry experience in such areas as commercial and investment banking, telecommunications, energy, transportation, healthcare and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, merger effects, intellectual property disputes in antitrust and competition cases, regulatory proceedings and business valuations.

Technology. Our technology practice provides software solutions, services and consulting to law firms, corporations and government agencies worldwide. Our principal business focuses on the identification, collection, preservation, review and production of electronically stored information, or ESI. ESI can include e-mail, computer files, transaction or financial information, and instant messaging stored on a computer. Our technology professionals combine industry leading software tools and domain expertise to help our clients manage this information for a variety of litigation, investigation and arbitration related activities. Our repository services team provides a highly scalable, online litigation and document review environment using our Ringtail product suite. Our Ringtail products are also directly licensed to clients and are additionally made available through channel partnerships for purchase.

Strategic and Financial Communications Consulting. Our strategic and financial communications consulting practice provides advice and consulting services related to financial communications, brand communications, public affairs and issues management and business consulting. Our financial communications offerings include services relating to strategic boardroom advice, mergers and acquisitions, investor relations, financial and business media relations, capital markets intelligence, initial public offerings, debt markets, corporate restructuring, proxy solicitation, corporate governance, corporate social responsibility and regulatory communications. Our brand communications offerings provide creative services to build consumer and business-to-business brands These communication service offerings include strategic marketing advice, media relations, brand consultancy and repositioning, qualitative and quantitative research, sponsorship consultancy, strategy and event management and consumer communications. Our public affairs and issues management service offerings help to shape messages to policymakers and respond to crisis situations. The public affairs offerings include communication and consulting services relating to political intelligence, policy formation, political and media campaigns, third party and coalition mobilization, state aid, monopoly and antitrust regulatory affairs. Our issues management services include communications planning, crisis handling, media relations, reputation rehabilitation and simulation exercises.

Transactions Affecting our Operations after September 30, 2007. In October 2007, we closed on a public offering of 4,830,000 shares of the Company’s common stock, which includes 630,000 shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares, at a price to the public of $50.00 per share, less the underwriting discount. The net proceeds of the offering were $231.8 million, after payment of the underwriting discounts and commissions, but excluding estimated offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program.

On October 15, 2007, the $150 million aggregate principal amount of 3 3/4% convertible notes due July 15, 2012 became convertible at the option of the holders effective October 15, 2007 through January 15, 2008 as provided in the indenture covering the notes. As a result, these notes will be classified as a current liability in the fourth quarter of 2007. The notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 trading days in the 30 consecutive trading days ended October 15, 2007. Upon surrendering any note for conversion, in accordance with the indenture, the holder of such note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such note or (ii) the “conversion value” of the note as defined in the indenture. The conversion feature results in a premium over the face amount of the notes equal to the difference between our stock price as determined by the calculation set forth in the Indenture and the conversion price of $31.25 times the conversion ratio of 31.9980 shares of common stock for each $1,000 principal amount of the notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the indenture.

Financial and operating overview. We derive most of our revenues from providing professional services to our clients in the U. S. and the United Kingdom. Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and from our ability to attract new and recurring engagements.

Most of our services are rendered under time-and-expense arrangements that require the client to pay us a fee for the hours that we incur at agreed-upon rates. We also bill our clients for reimbursable expenses, which may include the cost of producing our work products and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services where the client is required to pay us a fixed monthly fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our technology practice, clients may also be billed based on the amount of data stored on our electronic systems or on the number of pages processed. The technology practice also derives revenues from licensing our Ringtail products directly to clients for installation within their own environments. While our business has evolved over the last year, seasonal factors, such as the timing of our revenue-generating professionals’ vacations and holidays continue to impact the timing of our revenues.

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

	September 30, 2007		September 30, 2006		Percent Change
	Headcount	% of Total	Headcount	% of Total
Forensic/Litigation	424	23.4%	389	33.5%	9.0%
Corporate Finance/Restructuring	376	20.8%	333	28.6%	12.9%
Economic	227	12.5%	202	17.4%	12.4%
Technology	318	17.6%	238	20.5%	33.6%
Strategic and Financial Communications	464	25.7%	—	—	N/A

Total Company	1,809	100.0%	1,162	100.0%	55.7%

N/A — Not applicable

The number of revenue-generating employees in the forensic/litigation consulting practice increased from September 30, 2006 to September 30, 2007 due primarily to the acquisitions we completed since September 30, 2006. The number of revenue generating employees in the corporate finance/restructuring consulting practice increased primarily due to hiring new professionals due to growth in our healthcare practice. The number of revenue-generating professionals in our economic consulting practice increased due to hiring new professionals as a result of increased demand for our merger and acquisition, securities litigation and anti-trust litigation consulting services. The number of revenue-generating employees in our technology practice increased primarily due to additional hires to support increased demand for our services and to provide additional support for the expansion of our electronically stored information services business. Our strategic and financial communications consulting practice was established during the fourth quarter of 2006 through the acquisition of FD.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Forensic/Litigation	77%	73%	77%	78%
Corporate Finance/Restructuring	76%	73%	80%	76%
Economic	87%	76%	87%	80%

Utilization of our professionals is affected by a number of factors, including:

•	the number, size and timing of client engagements;

•	the hiring of new professionals, which generally results in a temporary drop in our utilization rate during the transition period for new hires;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of professionals;

•	the timing of staff vacations and training; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

The utilization of professionals in our forensic and litigation consulting practice increased for the three months ended September 30, 2007 relative to the three months ended September 30, 2006. The improved utilization is the result of increased demand for construction solutions and trial services. Utilization in the forensic and litigation consulting practice for the nine months ended September 30, 2007 is slightly below the previous year due to a large client engagement with high utilization that was substantially completed during the first quarter of 2006 and more stock option dating consulting engagements in 2006. These decreases were partially offset by an increase in the demand for construction solutions and trial services consulting in 2007, which positively impacted utilization. The increase in utilization rates of professionals in our corporate finance/restructuring consulting practice is primarily due to increased demand for automotive and subprime and mortgage related consulting services in the current quarter. The increase in utilization for the nine months ended September 30, 2007 was driven by a large client engagement that started in the fourth quarter of 2006 and was substantially completed by the beginning of the second quarter of 2007 and more chargeable hours for transaction advisory services. The improvement in the economic consulting practice utilization is due to overall increased demand for our services, especially in the area of mergers and acquisitions, securities litigation and anti-trust litigation.

Average billable rate per hour. We calculate average billable rate per hour by dividing (a) employee revenues for the period, excluding:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Forensic/Litigation	$315	$316	$319	$302
Corporate Finance/Restructuring	$406	$417	$420	$402
Economic	$410	$393	$415	$383

Average hourly billable rates are affected by a number of factors, including:

•	the relative mix of our billable professionals (utilization and number of billable professionals at varying levels of billing rates);

•	our standard billing rates, which we have increased across all practices;

•	our clients’ perception of our ability to add value through the services we provide;

•	the market demand for our services;

•	the pricing policies of our competitors;

•	the mix of services that we provide;

•	the level of revenue realization adjustments made during the period, including adjustments for potential or court ordered fee and expense adjustments; and

•	general economic conditions.

The forensic and litigation consulting practice’s average billable rate for the three months ended September 30, 2007 declined from the prior year due primarily to an increase in chargeable hours from a practice group with lower billing rates. The forensic and litigation consulting practice’s average billable rate for the nine months ended September 30, 2007 increased relative to the same period last year due to hourly billing rate increases that went into effect in September of 2006. Average billable rates for the corporate finance/restructuring consulting practice decreased for the three months ended September 30, 2007 relative to 2006 due to a decline in the success fee component of our revenues in the current quarter. Average billable rates for the corporate finance/restructuring consulting practice for the nine months ended September 30, 2007 increased relative to 2006 due to hourly billing rate increases that went into effect in January 2007 and a change in the mix of revenue generating professionals billed in the current year with more billable hours for senior professionals. These increases were offset by a decline in the success fee component of our revenue in the current year. Higher average billable rates in the economic consulting practice for the three and nine months are primarily the result of hourly rate increases in 2007.

Segment profits.

	2007		2006		Percent Change
	Segment Profits	% of Segment Revenues	Segment Profits	% of Segment Revenues
	(dollars in thousands)
Three Months Ended September 30
Forensic/Litigation	$14,543	26.6%	$13,352	28.5%	8.9%
Corporate Finance/Restructuring	17,670	28.1%	12,026	23.7%	46.9%
Economic	12,142	26.5%	7,631	22.1%	59.1%
Technology	18,579	41.5%	11,346	37.9%	63.7%
Strategic and Financial Communications	11,753	26.1%	—	—	N/A
Corporate	(18,095)	—	(9,644)	—	87.6%

Total	$56,592	22.3%	$34,711	21.4%	63.0%

Nine Months Ended September 30
Forensic/Litigation	$41,912	25.8%	$39,702	27.9%	5.6%
Corporate Finance/Restructuring	49,259	26.2%	36,412	23.5%	35.3%
Economic	36,309	28.0%	25,877	23.9%	40.3%
Technology	43,364	37.6%	34,270	39.8%	26.5%
Strategic and Financial Communications	32,679	26.1%	—	—	N/A
Corporate	(51,836)	—	(33,799)	—	53.4%

Total	$151,687	21.0%	$102,462	20.9%	48.0%

N/A — Not applicable

We evaluate the performance of our operating segments based on income before income taxes, net interest expense, depreciation, amortization, special charges totaling $23.0 million during the three and nine months ended September 30, 2006, and corporate selling, general and administrative expenses, which we refer to as segment profit. Segment profit consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as local and regional information technology services, marketing and facility costs. Unallocated corporate costs include costs related to other centrally managed administrative costs. These administrative costs include corporate office support costs, costs relating to accounting, human resources, legal, information technology and company-wide business development functions, as well as costs related to overall corporate management.

The $21.9 million and $49.2 million increase in segment profits for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 is partially attributable to the acquisition of FD which contributed $11.8 million and $32.7 million, respectively, to the increase for the three and nine months ended September 30, 2007. Segment profits for our forensic and litigation consulting practice increased primarily due to acquisitions. Segment profits for our corporate finance/restructuring consulting practice and economic consulting practice increased due to increased demand for our consulting services coupled with increases in average billing rates. Our technology practice segment profits have benefited from our expanded infrastructure, which has enabled us to support increased demand for our electronically stored information services. The increase in corporate costs is primarily due to increases in compensation expenses, including equity compensation; travel related expenses necessary to support our growing organization, an increase in marketing activities to promote our organization and an increase in professional fees, including costs associated with global tax planning.

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the U. S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Some clients pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings and refund any excess over the final amount billed and collected to clients, as appropriate, when we complete our work.

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

Goodwill and other intangible assets. As of September 30, 2007, goodwill and other intangible assets represented 64.8% of our total assets. The majority of our goodwill and other intangible assets were generated from acquisitions we have completed since 2002. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements and software. We make at least annual impairment assessments of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

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

Income taxes. Our income tax provision consists principally of federal, state and foreign income taxes. We generate income in a significant number of states located throughout the U. S. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state tax and foreign jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have not recorded any significant valuation allowances on our deferred tax assets as we believe the recorded amounts are more likely than not to be realized. If the assumptions used in preparing our income tax provision differ from those used in the preparation of our income tax return, we may experience a change in our effective income tax rate for the year.

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

Significant New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. We are required to adopt the provisions of Statement No. 157 effective January 1, 2008 although earlier adoption is permitted. As of September 30, 2007, we have not adopted FASB Statement No. 157. We do not believe the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

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

Results of Operations

Revenues

	2007		2006		Percent Change
	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
Three Months Ended September 30
Forensic/Litigation	$54,636	21.6%	$46,833	28.9%	16.7%
Corporate Finance/Restructuring	62,874	24.8%	50,725	31.3%	24.0%
Economic	45,887	18.1%	34,554	21.3%	32.8%
Technology	44,820	17.7%	29,956	18.5%	49.6%
Strategic and Financial Communications	45,117	17.8%	—	N/A	N/A

Total Company	$253,334	100.0%	$162,068	100.0%	56.3%

Nine Months Ended September 30
Forensic/Litigation	$162,258	22.5%	$142,058	28.9%	14.2%
Corporate Finance/Restructuring	187,981	26.1%	154,729	31.5%	21.5%
Economic	129,867	18.0%	108,257	22.1%	20.0%
Technology	115,302	16.0%	86,048	17.5%	34.0%
Strategic and Financial Communications	125,343	17.4%	—	N/A	N/A

Total Company	$720,751	100.0%	$491,092	100.0%	46.8%

N/A — Not applicable

Revenues increased $91.3 million to $253.3 million and $229.7 million to $720.8 million for the three-month and nine-month periods ended September 30, 2007 compared to the same periods in 2006, due primarily to the following.

•

Forensic/Litigation Consulting Practice. The $7.8 million and $20.2 million increase in revenues is primarily attributable to acquisitions in the construction and investigations practices completed during and subsequent to the third quarter of 2006 and billing rate increases in the third quarter of 2006.

•

Corporate Finance/Restructuring Consulting Practice. Revenues increased by $12.1 million and $33.3 million due to the expansion of our health care services practice and revenue growth driven by increased demand for our services and an increase in our billing rates in January 2007. In addition, revenues for the nine months ended September 30, 2007 increased when compared to the prior year due to higher revenue from transaction advisory services and healthcare consulting.

•

Economic Consulting Practice. Revenues increased by $11.3 million and $21.6 million due primarily to the continued strength of our merger and acquisition, securities litigation and anti-trust litigation consulting services. In addition, revenues have benefited from increases in average billing rates in January 2007.

•

Technology Practice. Revenues increased by $14.9 million and $29.3 million due primarily to higher processing volumes for new and existing pharmaceutical and law firm clients. Revenues also benefited from growth in license, support and maintenance fees associated with our Ringtail software products.

•

Strategic and Financial Communications Consulting Practice. Revenues of $45.1 million and $125.3 million are exclusively attributable to the operations of FD. Revenues within this segment reflect strong execution against a backdrop of robust capital markets and merger and acquisition activity, which generated a combination of both project-based work and new retained relationships.

Direct cost of revenues.

	2007		2006
	Cost of Revenues	% of Segment Revenues	Cost of Revenues	% of Segment Revenues	Percent Change
	(dollars in thousands)
Three Months Ended September 30
Forensic/Litigation	$29,965	54.8%	$24,923	53.2%	20.2%
Corporate Finance/Restructuring	35,976	57.2%	30,350	59.8%	18.5%
Economic	28,620	62.4%	22,168	64.2%	29.1%
Technology	19,034	42.5%	14,113	47.1%	34.9%
Strategic and Financial Communications	25,536	56.6%	—	N/A	N/A

Total Company	$139,131	54.9%	$91,554	56.5%	52.0%

Nine Months Ended September 30
Forensic/Litigation	$90,623	55.9%	$77,082	54.3%	17.6%
Corporate Finance/Restructuring	108,970	58.0%	93,079	60.2%	17.1%
Economic	79,082	60.9%	68,584	63.4%	15.3%
Technology	53,803	46.7%	38,151	44.3%	41.0%
Strategic and Financial Communications	64,183	51.2%	—	N/A	NA

Total Company	$396,661	55.0%	$276,896	56.4%	43.3%

N/A — Not applicable

Our direct cost of revenues consists primarily of employee compensation and related payroll benefits, including bonuses related to utilization and profitability, the amortization of signing bonuses given in the form of forgivable unsecured loans to employees, share-based compensation, the cost of outside consultants that we retain to supplement our professional staff, reimbursable expenses, including travel and out-of-pocket expenses incurred in connection with an engagement, depreciation on equipment used to directly support our client engagements and other related expenses billable to clients.

Our direct cost of revenues increased $47.6 million to $139.1 million and $119.8 million to $396.7 million for the three months and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily due to acquisition activity and an increase in the number of revenue-generating professionals. The increase in direct cost of revenues by segment is also attributable to the following.

•

Forensic/Litigation Consulting Practice. Direct cost of revenues increased $5.0 million and $13.5 million primarily attributable to acquisition activity and an increase in direct compensation cost attributable to employment arrangements we entered into with senior managing directors as of January 2, 2007, under our senior managing director incentive compensation program, resulting in increased salary, incentive compensation, share-based compensation and forgivable loan expenses. Direct costs as a percentage of revenue increased due to the impact of lower margin acquired businesses and the change in senior managing director compensation.

•

Corporate Financing/Restructuring Consulting Practice. Direct cost of revenues increased $5.6 million and $15.9 million due primarily to an increase in direct compensation costs associated with employment arrangements we entered into with senior managing directors during the second quarter of 2006, resulting in increased salary, incentive compensation, share-based compensation and forgivable loan expenses. In addition, a higher level of pass through expenses and outside consultant fees increased our direct costs. Direct costs as a percentage of revenues declined for the three and nine months ended September 30, 2007 from the same period last year due to higher utilization, especially of our senior level professionals in the current year.

•

Economic Consulting Practice. Direct cost of revenues increased $6.5 million and $10.5 million primarily due to an increase in direct compensation costs driven by increased incentive compensation expense resulting from improved performance and an increase in outside consulting fees. Direct cost as a percentage of revenues declined relative to 2006 due to improved utilization of our professionals.

•

Technology Practice. Direct cost of revenues increased $4.9 million and $15.7 million primarily due to the addition of 80 revenue-generating professionals to support the continuing growth and expansion of the technology practice and increased compensation expenses to retain professionals. Direct compensation costs also increased due to employment arrangements we entered into with senior managing directors as of January 2, 2007 under our senior managing incentive compensation program resulting in increased salary, incentive compensation, share-based compensation and forgivable loan expenses. Direct costs as a percentage of revenue declined in the third quarter of 2007 relative to the third quarter of 2006 due to increased demand for our services in the current period. The increase in the direct cost of revenues as a percentage of revenues for the nine months ended September 30, 2007 was attributable to an increased number of revenue-generating professionals to support future growth in this segment.

•	Strategic and Financial Communications Consulting Practice. Direct cost of revenues of $25.5 million and $64.2 million are attributable to the operations of FD.

Selling, general and administrative expenses.

	2007		2006		Percent Change
	Selling, General & Administrative	% of Segment Revenues	Selling, General & Administrative	% of Segment Revenues
	(dollars in thousands)
Three Months Ended September 30
Forensic/Litigation	$10,780	19.7%	$9,006	19.2%	19.7%
Corporate Finance/Restructuring	9,671	15.4%	8,661	17.1%	11.7%
Economic	5,623	12.3%	5,107	14.8%	10.1%
Technology	9,039	20.2%	5,559	18.6%	62.6%
Strategic and Financial Communications	8,530	18.9%	—	N/A	N/A
Corporate	19,364	N/A	11,378	N/A	70.2%

Total Company	$63,007	24.9%	$39,711	24.5%	58.7%

Nine Months Ended September 30
Forensic/Litigation	$31,158	19.2%	$26,683	18.8%	16.8%
Corporate Finance/Restructuring	30,313	16.1%	26,020	16.8%	16.5%
Economic	15,756	12.1%	14,775	13.6%	6.6%
Technology	22,790	19.8%	16,555	19.2%	37.7%
Strategic and Financial Communications	30,196	24.1%	—	N/A	N/A
Corporate	55,062	N/A	37,514	N/A	46.8%

Total Company	$185,275	25.7%	$121,547	24.8%	52.4%

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

Selling, general and administrative expenses increased by $23.3 million and $63.7 million for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. The increases in selling, general and administrative expenses are primarily attributable to increased rent and occupancy costs and acquisition activities for our operating segments and increased corporate expenses as detailed below.

•	Forensic/Litigation Consulting Practice. Selling, general and administrative expenses increased by $1.8 million and $4.5 million primarily due to acquisitions and increased occupancy costs.

•

Corporate Finance/Restructuring Consulting Practice. Selling, general and administrative expenses increased by $1.0 million and $4.3 million primarily due to a $0.3 million and $2.0 million increase in bad debt expense, and increases in occupancy, recruiting and marketing expenses.

•	Economic Consulting Practice. Selling, general and administrative expenses increased by $0.5 million and $1.0 million primarily due to increases in occupancy costs.

•

Technology Practice. Selling, general and administrative expenses increased by $3.5 million and $6.2 million primarily due to a $1.3 million and $3.3 million increase in occupancy costs along with increases in payroll and travel related expenses. These increases were offset by a $1.1 million decrease in bad debt expense for the nine months ended September 30, 2007.

•	Strategic and Financial Communications Consulting Practice. Selling, general and administrative expenses of $8.5 million and $30.2 million are attributable to the operations of FD.

Our corporate selling, general and administrative expenses increased by $8.0 million and $17.5 million for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 primarily attributable to the following:

•

a $5.8 million and an $11.6 million increase in compensation and a $0.6 million and $2.1 million increase in travel related expenses as a result of increases in the number of corporate employees necessary to support our growing organization and international expansion.

•	a $0.4 million and $1.6 million increase in marketing related activities to promote our organization; and

•	a $1.4 million and $2.1 million increase in legal, tax, and audit fees including costs associated with global tax planning.

Special charges. During the third quarter of 2006, we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular, we restructured our corporate finance U.K. operations and consolidated certain of our non-core practices in the U. S. primarily through reductions in workforce. The charges included:

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

Interest income, interest expense and other. Interest income increased due to the reclassification of forgivable loan interest to compensation expense in the current year. Interest expenses increased primarily due to the $215.0 million in principal amount of 7 3/4% senior notes we issued in October 2006. “Interest expense and other” on the condensed consolidated statements of income includes realized and unrealized net foreign currency losses totaling $1.3 million and $1.2 million, respectively, for the three and nine months ended September 30, 2007. There were no foreign currency gains or losses for the three and nine months ended September 30, 2006.

Income tax provision. Our effective tax rate decreased from 46.0% for the nine months ended September 30, 2006 to 38.8% for the nine months ended September 30, 2007. The decrease is primarily attributable to the implementation of a tax planning strategy that substantially reduces the amount of foreign earnings that will be subject to U. S. federal income tax and a reduction in state income taxes. The effective tax rate for the quarter ended September 30, 2007 was 40% and we currently anticipate this will be our effective tax rate for the fourth quarter of 2007.

Litigation settlement losses, net. Litigation settlement losses of $0.9 million for the nine months ended September 30, 2007 relate primarily to the settlement of an arbitration proceeding related to an engagement we completed in 2006.

Liquidity and Capital Resources

Cash flows.

	Nine Months Ended September 30,		Change from Previous Year
	2007	2006	Dollars	Percent
	(dollars in thousands)
Net cash provided by (used in) operating activities	$21,438	$(30,903)	$52,341	169.4%
Net cash used in investing activities	(52,975)	(83,312)	30,337	36.4%
Net cash provided by (used in) financing activities	1,324	(16,677)	18,001	107.9%

We have historically financed our operations and capital expenditures solely through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation amounts. Our cash flows from operations generally improve subsequent to the first quarter of each year.

During the nine months ended September 30, 2007 we generated cash from our operating activities versus a use of cash during the first nine months of 2006. The increase in cash provided from operations was primarily due to increased net income before non-cash items and the $10.8 million we received from one of our landlords to fund tenant improvements. This will be accounted for as reduction of rent expense over the life of the related lease. In connection with the employment arrangements we entered into with senior managing directors and key professionals during the nine months ended September 30, 2007 and 2006, we funded $31.9 million and $48.0 million, respectively, of forgivable loans and refundable signing bonuses.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, forgivable loans included in notes receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. Our accounts receivable, net of billings in excess of services provided, have increased across most of our operating segments since December 31, 2006. This is primarily due to increasing revenues during the nine months ended September 30, 2007. At September 30, 2007, a trade receivable for our economic consulting practice classified within other long-term assets represents $17.3 million of fees for services rendered where payment will not be received until completion of the client engagement.

Net cash used in investing activities during the nine months ended September 30, 2007 decreased $30.3 million as compared to the same period in 2006 due primarily to a $44.6 million decrease in cash used to fund acquisition activities offset by an increase of $14.1 million for capital expenditures. For the nine months ended September 30, 2007, net cash used in investing activities includes $5.3 million of cash used in February 2007 to acquire the remaining 3% of share capital of FD; $7.6 million of contingent consideration payments and $12.3 million related to other acquisition activities. For the nine months ended September 30, 2006, net cash used for acquisition activities included $46.9 million of net cash to acquire Competition Policy Associates, Inc. In addition, we used $19.5 million of cash to complete two other acquisitions during the third quarter of 2006 and $3.3 million of cash for contingent consideration payments.

Capital expenditures increased $14.1 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily related to leasehold improvements to support the expansion and renovation of our offices, investment in infrastructure to support our technology practice and investment in our corporate information technology equipment and software. However, we also received $10.8 million in the form of leasehold improvement allowances from our landlord during the first six months of 2007, which are classified as an operating cash flow. We had no material outstanding purchase commitments as of September 30, 2007.

Our financing activities have consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances and repurchases of common stock. Our long-term debt arrangements have principally been obtained to provide financing for our business acquisitions or to refinance existing indebtedness. During the nine months ended September 30, 2007, our financing activities consisted of the borrowing and repayment of $25.0 million on our revolving line of credit and $18.1 million of cash used to repurchase shares of our common stock under our share repurchase program, offset by $15.2 million of cash received from the exercise of stock options. During the nine months ended September 30, 2006, our financing activities consisted of $23.4 million of cash used to repurchase shares of our common stock under our share repurchase program, offset by $6.5 million of cash received from the exercise of stock options.

In October 2003, our board of directors first authorized a stock repurchase program. In February 2007, our board of directors authorized a stock repurchase program, which is currently effective through December 31, 2007 in the aggregate amount of $50 million. The shares of common stock may be purchased through open market or privately negotiated transactions and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. During the nine months ended September 30, 2007, we purchased and retired 500,000 shares of our common stock at a total cost of $18.1 million. During the nine months ended September 30, 2006, we purchased and retired 600,000 shares of our common stock at a total cost of $23.4 million. As of September 30, 2007, we are authorized to purchase additional shares of common stock of up to $31.9 million under the share repurchase program through the end of the year.

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

Our senior secured credit facility and the indentures governing our senior notes contain covenants which limit our ability to incur additional indebtedness, create liens, pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments, consolidate, merge or sell all or substantially all of our assets, guarantee obligations of other entities, enter into hedging agreements, enter into transactions with affiliates or related persons or engage in any business other than consulting related businesses. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization, or EBITDA, EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At September 30, 2007, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indentures governing our senior notes.

As of September 30, 2007, our capital resources included $62.2 million of cash and cash equivalents and $150.0 million of borrowing capacity under our revolving line of credit. As of September 30, 2007, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of September 30, 2007, we had $9.3 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $140.7 million.

Future capital resources also include the net proceeds from our October 2007 public stock offering totaling $231.8 million after payment of the underwriting discounts and commissions, but excluding estimated offering expenses. See “— Transactions Affecting our Operations after September 30, 2007.”

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

We currently anticipate capital expenditures will be about $35.0 million to $40.0 million to support our organization for the twelve months ended December 31, 2007, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions, but does not include the impact of any further purchases that we may be required to make as a result of any future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

Holders of our 3 3/4 % convertible senior subordinated notes may convert them, only under certain circumstances, including certain stock price related conversion contingencies. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Pursuant to the terms of the indenture governing the convertible notes, since our closing stock price did not equal or exceed the $37.50 contingent conversion trigger price for at least 20 trading days in a 30 consecutive trading day period, during the relevant conversion period in the three months ended September 30, 2007, the market price trigger was not satisfied and holders of the debentures were not able to exercise their right to convert the notes. Since the holders of the convertible notes were not able to exercise their right to convert the notes during the three months ended September 30, 2007, we have classified the $150.0 million convertible senior subordinated notes as long term debt in the accompanying balance sheet.

On October 15, 2007, the $150 million aggregate principal amount of 3 3/4% convertible notes due July 15, 2012 became convertible at the option of the holders effective October 15, 2007 through January 15, 2008 as provided in the indenture covering the notes. As a result, these notes will be classified as a current liability in the fourth quarter of 2007. The notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 trading days in the 30 consecutive trading days ended October 15, 2007. Upon surrendering any Note for conversion, in accordance with the Indenture, the holder of such Note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the Note as defined in the Indenture. The conversion feature results in a premium over the face amount of the notes equal to the difference between our stock price as determined by the calculation set forth in the Indenture and the conversion price of $31.25 times the conversion ratio of 31.9980 shares of common stock for each $1,000 principal amount of the notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the indenture. Assuming conversion of the full $150.0 million principal amount of the notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. These notes will be classified as a current liability in the fourth quarter of 2007. We have adequate capital resources to fund potential conversions.

Off-balance sheet arrangements. We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future contractual obligations. The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments as of September 30, 2007. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts. See “— Forward-Looking Statements.”

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to September 30, 2007 and prior to the September 30, 2011 maturity date.

The interest obligation on our long-term debt assumes that our senior notes and our convertible notes will bear interest at their stated rates. We enter into derivative contracts, mainly to protect against adverse interest rate movements on the value of our long-term debt, under which we are required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of interest rate swap agreements with notional amounts totaling $60.0 million. Derivative contracts are carried at fair value on our condensed consolidated balance sheet. Because the derivative contracts recorded on our condensed consolidated balance sheet at September 30, 2007 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the following table. However, our total interest expense will be impacted by net cash flows under these derivative contracts. Further discussion of our derivative instruments is included in note 6 to our condensed consolidated financial statements.

Future contractual obligations related to our operating leases are net of contractual sublease receipts.

	Total	2007	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Contractual Obligations
Long-term debt	$581,092	$15,761	$45	$45	$46	$47	$150,048	$415,100
Interest on long-term debt	277,910	15,958	38,202	37,542	37,542	37,542	37,541	73,583
Operating leases	268,068	6,587	27,424	26,370	25,943	24,692	21,151	135,901

Total obligations	$1,127,070	$38,306	$65,671	$63,957	$63,531	$62,281	$208,740	$624,584

Future outlook. We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $140.7 million of availability under our revolving line of credit and the $231.8 million proceeds from our October 2007 public stock offering are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $62.2 million of cash and cash equivalents at September 30, 2007;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures;

•	funds required to satisfy earnout obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the discretionary funding of our share repurchase program;

•	the funds required to satisfy conversion of convertible notes; and

•	other future contractual obligations.

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

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, compensation arrangements, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, may appear under the headings “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,”, “Item 1A Risk Factors in this quarterly report on Form 10-Q” and “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission or SEC, on March 13, 2007, and the other documents we file with the SEC. When used in this quarterly report, the words estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by such forward-looking statements not to be fully achieved. Such risks, uncertainties and other important factors relate to, among others:

•	retention of qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	former employees joining competing businesses;

•	ability to manage utilization and pricing rates;

•	ability to integrate the operations of acquisitions;

•	ability to adapt to operating in non-U. S. markets;

•	ability to replace senior managers and practice leaders who have highly specialized skills and experience;

•	ability to find suitable acquisition candidates or take advantage of opportunistic acquisition situations;

•	fluctuations in revenues, operating income and cash flows;

•	compliance with the Foreign Corrupt Practices Act;

•	damage to our reputation as a result of claims involving the quality of our services;

•	unexpected terminations of client engagements;

•	competition;

•	costs of integrating recent and any future acquisitions;

•	industry trends;

•	ability to manage growth;

•	changes in demand for our services;

•	non-payment of receivables;

•	changes in our leverage; and

•	proposed changes in accounting principles.

These risks are described in more detail in our annual report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 13, 2007 and in Item 1A Risk Factors in this Quarterly Report on Form 10-Q. There may be other factors of which we are currently unaware that may cause our actual results to differ materially from the forward-looking statements.

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

We primarily use senior notes, convertible notes and bank credit facilities to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the London Interbank Offered Rate, or LIBOR, U. S. Prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

Interest rate risk. The table below summarizes our market risks from changes in interest rates as of September 30, 2007 and December 31, 2006. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related weighted average interest rates by year of maturity for our senior notes and our convertible notes. The table excludes the potential exercise of the relevant redemption or conversion features of our notes. For interest rate swap agreements, the table presents notional amounts and related interest rates by year of maturity. The fair values included in this section have been determined based on quoted market prices for our senior notes and our convertible notes and estimates from bankers to settle interest rate swap agreements.

	Year of Maturity							September 30, 2007		December 31, 2006
	2007	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate Sensitivity:
Long-term debt
Fixed rate	$12	$45	$45	$46	$47	$150,048	$415,100	$565,343	$682,978	$565,375	$604,180
Average interest rate	2%	2%	2%	2%	2%	4%	8%	7%	7%	6%
Variable rate	$15,749	$—	$—	$—	$—	$—	$—	$15,749	$15,749	$6,874	$6,874
Average interest rate	6%							6%		5%
Interest rate swaps
Fixed to variable	$—	$—	$—	$—	$—	$—	$60,000	$60,000	$(1,228)	$60,000	$(1,891)
Average pay rate							8%	8%		8%
Average receive rate							8%	8%		8%

Equity price sensitivity. We currently have outstanding $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions assuming the full $150 million principal amount of the notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. The convertible notes may be converted at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time exceeds 120% of the conversion price for a specified period, or (4) if the trading price for a convertible note is less than 95% of the closing price of our common stock into which it can be converted for a specified time period. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.60 per $1,000 principal amount of convertible notes. On October 15, 2007, the $150 million aggregate principal amount of 3 3/4% convertible notes due July 15, 20012 became convertible at the option of the holders effective October 15, 2007 through January 15, 2008 as provided in the indenture covering the notes. Assuming conversion of the full $150.0 million principal amount of the notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. These notes will be classified as a current liability in the fourth quarter of 2007.

We granted certain sellers of Cambio Health Solutions contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition of Cambio’s assets. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make an additional cash payment to the sellers equal to the deficiency. The price protection periods vary from one to four years after May 31, 2005. If the market value of our common stock is lower than $22.33 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.33, we may be required to make total price protection payments of about $0.6 million. Based on the price of our common stock on September 30, 2007, we would not be obligated to make any price protection related payments.

We granted certain sellers of Competition Policy Associates, Inc., contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition of that Company and certain related assets. Upon the lapse of restrictions on the common stock between the years ended December 31, 2006 and ending December 31, 2013, if the market price of our common stock is below $27.61, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $27.61 on any date that restrictions lapse, then for every $1.00 that our stock price is below $27.61, we may be required to make price protection payments of about $0.9 million. Based on the price of our common stock on September 30, 2007, we would not be obligated to make any price protection related payments.

We granted certain sellers of FD contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition of the share capital of FD. Upon the lapse of restrictions on the common stock between the years ending December 31, 2007 and December 31, 2011, if the market price of our common stock is below $22.26, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $22.26 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.26, we may be required to make price protection payments of about $1.1 million. Based on the price of our common stock on September 30, 2007, we would not be obligated to make any price protection related payments.

The following table lists the high and low sale prices per share for our common stock as reported on the New York Stock Exchange for the periods indicated.

	High	Low
Three months ended September 30, 2007	$55.01	$38.15
Nine months ended September 30, 2007	55.01	25.95

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

Evaluation of disclosure controls and procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Co-Chief Financial Officer (Principal Financial Officer). Based upon this evaluation, our Chief Executive Officer and our Co-Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 as amended, is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Co-Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This section sets forth below several risk factors that could affect the Company that are in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 13, 2007 (our “2006 Annual Report”). The following information should be considered together with the risk factors in our 2006 Annual Report. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

If adopted, the proposed Financial Accounting Standards Board’s Staff Position regarding convertible debt instruments would cause our reported interest expense to increase, which would reduce our reported operating results.

On August 31, 2007, the Financial Accounting Standards Board released for comment a Proposed FASB Staff Position that would require an issuer of a convertible debt instrument that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components of the debt instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate, using the interest method over the life of a similar liability that does not have an associated equity component when interest cost is recognized in subsequent periods.

The proposal, if adopted, would be effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. It would be applied retrospectively to all periods presented, and would modify the accounting for our $150.0 million of 3 3/4% convertible senior subordinated notes issued on July 28, 2005 and due July 15, 2012, significantly increasing our reported interest expense and, consequently reducing our operating results. The proposal, if adopted, would have no effect on our cash or total cash flow from operations.

Based on the proposal, we estimate that our reported interest expense for 2005 and 2006 could increase by approximately $1.5 million and $3.7 million, respectively, and forecasted interest expense for 2007 and 2008 could increase by approximately $4.0 million and $4.3 million, respectively (an after-tax reduction in earnings of approximately $0.02 and $0.05 per diluted share for 2005 and 2006, respectively, and a forecasted after-tax reduction in earnings of approximately $0.05, and $0.06 per diluted share for 2007 and 2008, respectively, all calculated without giving effect to the public offering of shares of common stock of the company that closed in October 2007 ). This is a preliminary estimate based on a debt borrowing rate of 7 5/8% which is the rate on our $200 million senior notes due 2013 that were issued on the same day as our convertible notes were issued. The proposal may be changed before adoption (if it is adopted), and changes could significantly alter the proposal’s impact on our actual reported interest expense. In addition, our estimates for 2007 and 2008 are not necessarily indicative of the impact of the proposal on subsequent year results, as the interest method produces variations from one year to the next.

Strategic acquisitions in the technology sector may not be accretive in the near term.

To compete for strategic acquisitions that complement our technology practice, competitive market conditions may require us to pay prices that represent a higher multiple of revenues or profits than acquisitions we make in other business sectors. Because technology companies often are high-growth businesses, they typically can command higher purchase price multiples. As a result of these competitive dynamics, if we complete acquisitions with strategic importance to the future growth and profitability of our technology practice, at least some of them may not be accretive to our overall financial results in the near term.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities. Effective September 12, 2007, we issued an aggregate of 27,111 shares of our common stock in payment of $1,660,000 (Australian Dollars) representing a portion of the purchase price for the acquisition of the units of the unit trust known as the Thornton Kelly Gold Communications Unit Trust, a unit trust formed under the laws of Australia pursuant to an Unit Sale Agreement (the “Purchase Agreement”). Based on the formula in the Purchase Agreement, the $1,660,000 (Australian Dollars) equated to approximately $1,376,100 (US Dollars) by applying an exchange rate of approximately 1.206 Australian Dollars for one US Dollar (the average exchange rates for the five consecutive trading days prior to and including September 12, 2007). The number of shares issued was determined by dividing (a) $1,376,100 (US Dollars) by (b) $50.758 per share (the average closing price per share of our common stock as reported on the New York Stock Exchange for the five consecutive trading days prior to and including September 12, 2007). The 27,111 shares of our common stock were offered, sold and issued without registration in a private placement in reliance on the exemption from registration under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, in offshore transactions. We did not engage in general solicitation, advertising and directed selling efforts in connection with the offering of these shares of our common stock.

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the third quarter of 2007 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program(c)
July 1 through July 31, 2007	—			$—	$31,884
August 1 through August 31, 2007	1	(a)	$37.40	—	$31,884
September 1 through September 30, 2007	5	(b)	$51.25	—	$31,884

Total	6			—

(a)	Represents 989 shares of common stock associated with an acquisition that was released to FTI from escrow in settlement of legal expenses.
(b)	Represents 4,676 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on 10,621 shares of restricted stock.
(c)	In October 2003, our board of directors initially approved a share repurchase program under which we were authorized to purchase shares of our common stock. From time to time since then, our board has increased the amount of authorized share repurchases under the program or has reauthorized such a program. On February 14, 2007, our board of directors authorized up to $50.0 million of stock purchases under a stock repurchase program through December 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.1*	Offer letter dated June 14, 2007 to Jorge A. Celaya (Filed with the SEC on July 9, 2007 as an exhibit to FTI Consulting, Inc.’s Current report on Form 8-K dated July 10, 2007 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: November 8, 2007	By:	/s/ THEODORE I. PINCUS
Theodore I. Pincus
Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)