Form 10-K
period 2007-12-31
FTI CONSULTING INC
filed 2008-02-29
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant was $1.6 billion, based on the closing sales price of the registrant’s common stock on June 30, 2007.

The number of shares of registrant’s common stock outstanding on February 15, 2008 was 49,251,649.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2007

FTI CONSULTING, INC.

PART I

ITEM 1.	BUSINESS

Forward-Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical. Forward looking statements often contain words such as estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our expectations at the time we make them and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Annual Report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this report, including under the heading “Risk Factors” in Part I—Item 1A. They include the following:

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining competing businesses;

•	our ability to manage our professionals’ utilization and billing rates;

•	our ability to integrate the operations of acquisitions and the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace senior managers and practice leaders who have highly specialized skills and experience;

•	our ability to find suitable acquisition candidates or take advantage of opportunistic acquisition situations;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	unexpected terminations of client engagements;

•	competition;

•	general economic factors, industry trends, bankruptcy rates, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control;

•	our ability to manage growth;

•	changes in demand for our services;

•	risk of non-payment of receivables;

•	our outstanding indebtedness; and

•	proposed changes in accounting principles.

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

Company Overview

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value in an increasingly complex legal, regulatory and economic environment. We operate through five business segments:

•	forensic and litigation consulting;

•	corporate finance/restructuring;

•	economic consulting;

•	technology; and

•	strategic communications.

We work closely with our clients to help them anticipate, understand, and overcome complex business challenges in areas such as litigation, investigations, restructuring, bankruptcy, mergers and acquisitions, governmental regulation and legislation, economic analysis, reputation management, strategic communications and the retrieval and management of electronically stored information. We also provide consulting services to help our clients to take advantage of economic, regulatory, financial and other business opportunities. We have expertise in highly specialized industries, including automotive, telecommunications, healthcare, real estate and construction, energy and utilities, chemicals, commercial and investment banking, insurance, pharmaceuticals, retail, information technology and communications and media and entertainment.

Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. Our professionals include PhDs, MBAs, JDs, CPAs, CRAs, Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners and former senior government officials. Our clients include Fortune 500 corporations, FTSE 100 companies, major law firms and local, state and federal governments and agencies in the United States and many other countries. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying our clients’ needs.

From December 31, 2006, we increased our number of revenue-generating professionals by approximately 22% to 1,954 as of December 31, 2007, and we increased our total number of employees by approximately 23% to 2,549 as of December 31, 2007. As of December 31, 2007, we had operations across 30 U.S. cities and 16 foreign countries, including the United Kingdom (UK), Ireland, France, Russia, Australia, China including Hong Kong, Japan, Singapore, the United Arab Emirates, South Africa, Brazil and Argentina.

Growth through Acquisitions

Acquisitions Completed in 2007

In 2007, we completed seven acquisitions. We believe that these acquisitions contribute to the expansion of our service offerings and geographic reach and add to our professional employees.

Our acquisitions completed in 2007 include six acquisitions by our strategic communications practice. Outside of the U.S., we expanded our geographic reach by acquiring in June 2007, Gravitas Communicaciones Estrategicas Limitada, based in Panama and Columbia, which provides financial and strategic communications services in Mexico, Central America and South America. In June 2007 we expanded our strategic communications practice in the UK by acquiring Santé Communications Limited. We added professionals and expanded our markets in the U.S. by acquiring in September 2007, Ashton Partners, LLC, based in Chicago, which provides financial and strategic communications services primarily in the Mid-West. We also expanded our capabilities in Australia, Asia and the Pacific Rim by acquiring in September 2007, Third Person Communications PTY Ltd., in Australia, and, in October 2007, we acquired the assets of Occasions Corporate and Financial Communications Limited, in Hong Kong, which provide financial and strategic communications consulting services. In December 2007, we expanded the number of professionals in Ireland, by acquiring K Capital Source Limited, which provides financial communications services.

In January 2007, we completed one acquisition by our forensic and litigation consulting practice, by acquiring Holder International, Inc. (Holder). Through Holder, we now provide risk consulting and offer investigative and intelligence services and forensic and financial litigation and security consulting services throughout Latin and South America.

Significant Acquisitions Completed in 2006

In January 2006, we acquired Competition Policy Associates, Inc. (Compass), and related assets from the stockholders of Compass. Compass is a top competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Through the acquisition of Compass, we added renowned economists who provide services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates and general commercial litigation across a broad range of industries in the U.S., Europe and the Pacific Rim.

In October 2006, we acquired 97% of the share capital of FD International (Holdings) Limited, a global strategic business and financial communications consulting firm headquartered in London. In February 2007, we acquired the remaining 3% of FD International (Holdings) Limited’s share capital. With the acquisition of FD International (Holdings) Limited, we expanded our service offerings to include strategic communications services and added office locations in the U.S., the United Kingdom and in many other major business centers around the world.

Our Business Segments

We operate through five business segments – forensic and litigation consulting, corporate finance/restructuring, economic consulting, technology and strategic communications. We discuss our five segments in greater detail below.

Forensic and Litigation Consulting

Our forensic and litigation consulting segment provides law firms, companies, government clients and other interested constituencies around the world with end-to-end forensic and litigation services. We assist our clients in all phases of investigations and litigation, including pre-filing assessments, discovery, trial preparation, expert testimony and other trial support services. We have particular expertise in the pharmaceutical, healthcare and financial services industries.

A number of factors affect the demand for our forensic and litigation consulting services, including, the number of large complex litigations, governmental and regulatory investigations, class-action suits, business espionage and illegal or fraudulent activity. During 2007, a decline in active large complex litigation matters and governmental and regulatory investigations weakened demand for our forensic accounting and litigation services.

Strong client demand for our business intelligence and investigative services partially offset this impact. If demand weakens for a particular service offering, we are often able to shift professionals to work on engagements of our other business segments.

Among the services offered by our forensic and litigation consulting segment are:

•

Forensic Accounting and Financial Investigations. We combine investigative accounting and financial reporting skills with business and practical experience to provide forensic accounting and financial investigations requested by boards of directors, audit committees, special litigation committees and other entities. We identify, collect, analyze and interpret financial and accounting data and information, applying the relevant data and information to identify and analyze legal and financial issues, identify options, make recommendations and render opinions. We employ investigative skills, establish document and database controls, prepare analytical models, perform forensic accounting, present expert testimony and prepare written reports. We have particular expertise providing consulting assistance and expert witness services to securities counsel and their clients regarding the Division of Enforcement of the Securities and Exchange Commission (SEC) inquiries and investigations and helping clients institute the necessary internal controls to comply with the Foreign Corrupt Practices Act (FCPA) and to investigate suspected violations.

•

Business Intelligence and Investigations. We have experience in complex factual and regulatory investigations combining teams of former federal prosecutors and regulators, law enforcement and intelligence officials, forensic accountants, industry specialists and computer forensic specialists. Our capabilities and services include white collar defense investigations, complex commercial and financial investigations, FCPA investigations, political risk assessments and fraud and forensic accounting investigations, computer forensics and electronics evidence, document analytics and complex data analysis, information security, intelligence and specialized fact-finding, domestic and international arbitration proceedings, asset searching and analysis, financial due diligence, intellectual property and branding protection, anti-money laundering consulting and ethics and compliance program design.

•

Dispute Advisory Services. We provide pre-trial, in-trial and post-trial dispute advisory services, as well as dispute advisory services in a broad range of alternative dispute resolution forums, to help clients assess potential threatened and pending claims resulting from complex events and transactions. We analyze records and information, including electronic information, to locate assets, trace flows of funds, identify illegal or fraudulent activity, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, quantify damages and prepare for trial or settlement. Our services include:

•	Early Case Assessment. We help determine what really happened and when, to assist with case strategy and possible early settlement.

•	Discovery Assistance. We help to draft document requests, gather pertinent information and provide assistance during interrogatories and depositions.

•	Case Strategy Evaluation. We analyze financial records and business conduct to help counsel understand potential causes of action and quantify potential recoveries.

•

Damages Analyses. We provide damages quantification and expert testimony for a wide variety of cases including lost profits, breach of contract, purchase price disputes, business interruption, environmental claims, government contract matters and construction disputes and fraud cases.

•

Settlement Services. We help clients mitigate the cost of or avoid litigation by evaluating claims and risks, coordinating business expertise with legal and technical analysis, developing cost-effective settlement strategies and implementing successful business resolutions.

•

Intellectual Property. Our intellectual property team consists of professionals around the world who are dedicated to intellectual property matters, including litigation support and damages quantification as well as intellectual property valuation, royalty compliance, licensing and technology and intellectual property management and commercialization.

•

Construction Services. Our construction services team offers a broad range of dispute resolution services to assist construction law firms, owners and contractors in preventing, mitigating and resolving construction disputes. We work with our clients to identify risks and help achieve a cost-effective, trouble-free project from planning to completion.

•

Trial Services. We provide high-quality, cost-effective methods to prepare for and help try cases. Our trial technology professionals have supported clients in the courtroom in some of the largest and most complex civil trials. Through the use of our proprietary information technology, we help control litigation costs, expedite the in-trial process and provide our clients with the ability to readily organize, access and present case-related data. Our proprietary TrialMax® software integrates documents, photographs, animations, deposition video, audio and demonstrative graphics into a single trial preparation and presentation tool. Our graphics consulting services select the most appropriate presentation formats to maximize impact and memorability, and then create persuasive graphic presentations that support, clarify and emphasize the key themes of a case. We provide illustrations and visual aids that help simplify complex technical subjects for jurors, through opening and closing statement consulting, witness presentations, research presentations, exhibit plans and outlines, hardboards, scale models, storyboards, timelines and technical and medical illustrations.

From December 31, 2006, we increased the number of revenue-generating professionals in our forensic and litigation consulting segment by approximately 11% to 430 professionals as of December 31, 2007.

Corporate Finance/Restructuring

Our corporate finance/restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, private equity sponsors, banks, lenders and other financing sources, law firms and other parties-in-interest. We advise on a wide range of areas, including restructuring, bankruptcy, claims management, mergers and acquisitions, post-acquisition integration, valuations, tax issues and performance improvement. We also provide expert witness testimony, bankruptcy and insolvency litigation support and trustee and examiner services. We have particular expertise in the automotive, chemicals, communications, media and entertainment, energy and utilities, healthcare, real estate and financial services and retail industries.

A number of factors affect the demand for our corporate finance/restructuring services including general economic conditions, the availability of credit, leverage levels, lending activity, over-expansion of businesses, competition, merger and acquisition activity and management crises. During 2006, when there was a strong economy, broad availability of credit and low interest rates, we saw fewer large bankruptcy cases and a weakening of demand for those services. During 2007, as the economy has slowed, lending issues have surfaced in the real estate sector and credit availability has tightened, we have seen greater demand for our restructuring services. We often see weak demand for one or more of our service offerings being counterbalanced by stronger demand for other service offerings. For example, demand for our transaction advisory or post-acquisition integration services may increase during a period of reduced bankruptcy or restructuring activity. If demand for one or more of our corporate finance/restructuring services weakens, we are often able to shift professionals to work on engagements in other service offerings or our other business segments.

The services offered by our corporate finance/restructuring segment include:

•

Turnaround and Restructuring Services. We provide advisory services to debtors, creditors and other stakeholders of companies confronting liquidity problems, excessive leverage, underperformance, over-expansion or other business or financial issues. We lead and manage the financial aspects of in-court restructuring processes by offering services that help our clients assess the impact of a bankruptcy filing on their financial condition and operations. We assist our clients in planning for a smooth transition into and out of bankruptcy, facilitating sales of assets and arranging debtor-in-possession financing. We help our clients right-size infrastructure, improve working capital management, sell non-core assets or business units and recapitalize. We also perform due diligence reviews, financial statements and cash flow and EBITDA analyses, recommend credit alternatives, assist in determining optimal capital structure, monitor portfolios of assets, assess collateral and provide crisis credit and securitized transaction assistance.

•

Transaction Advisory Services (Mergers and Acquisitions). Our Transaction Advisory Services (TAS) practice combines the disciplines of financial accounting, investment banking, tax advice, valuation services and SEC regulatory experience to help our clients maximize value and minimize risk in mergers and acquisitions. We provide many services relating to business acquisitions that include: performing due diligence reviews, evaluating key value drivers and risk factors, advising on the most advantageous tax and accounting structure of the transaction and assessing quality of earnings, quality of balance sheet and working capital requirements. We identify value enhancers and value issues. We provide comprehensive tax consulting intended to maximize a client’s return on investment. We help structure post-acquisition earn-outs and price adjustment mechanisms to allow a client to realize optimal value. We advise clients regarding regulatory and SEC requirements and internal controls and compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). We help structure retention and exit strategies. We also perform services for clients involved in purchase price disputes such as assessing the consistent application of GAAP, earn-out issues, working capital issues, settlement ranges and allocation of purchase price for tax purposes. We have the capacity to provide investment banking services through our NASD affiliate, which focuses on identifying and executing value-added transactions for public and private middle market companies in the communications and media and entertainment industries.

•

Equity Sponsor Services. Equity sponsors are under significant pressure to achieve investment return and liquidity expectations from their investments in portfolio companies and desired exit strategies. We help equity sponsors to take proactive steps toward revitalizing businesses, achieving investment expectations and strengthening inexperienced management and weak leadership by assisting in the development and execution of business plans, offering unbiased assessments, allowing a sponsor to focus on other opportunities rather than spending considerable time on an underperforming investment, enhancing management by supplementing the existing management team with turnaround specialists, and assisting with obtaining financing or providing credibility to support lender negotiations and credit concessions.

•

Interim Management Services. Through FTI Palladium Partners, we provide interim management services to companies in crisis. Our professionals can fill the roles of chief executive officer, chief financial officer, chief operating officer, chief restructuring officer and other key management positions to improve viability, stabilize financial position and protect enterprise value, resolve regulatory compliance issues, establish credibility with stakeholders and drive long-term positive change.

From December 31, 2006, we increased the number of revenue-generating professionals in our corporate finance/restructuring segment by approximately 26% to 406 as of December 31, 2007.

Economic Consulting

Our economic consulting segment provides law firms, companies, government entities and other interested parties with clear analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and internationally. We deliver sophisticated economic analysis and modeling of issues arising in mergers and acquisitions, complex antitrust litigation, commercial disputes, regulatory proceedings and securities litigation. Our statistical and economic experts help our clients analyze complex economic issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. We have deep industry experience in such areas as commercial and investment banking, telecommunications, energy, transportation, healthcare, IT/Internet and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex derivatives), competitive effects and intellectual property disputes. They also provide analyses and advice relating to antitrust and competition cases, regulatory proceedings and business valuations.

A number of factors affect the demand for our economic consulting services including merger and acquisition activity (particularly large mergers of competitors within a single industry), general economic conditions, competition and governmental investigations. During 2007, merger and acquisition activity and antitrust litigation and securities cases remained strong, fueling demand for our economic consulting services.

Our economic consulting segment includes:

•

Compass Lexecon. Our Compass Lexecon practice provides economic and econometric consulting services to assist clients in public policy debates, regulatory proceedings, antitrust lawsuits and securities and commercial litigation. Our services include financial and economic analyses of policy, regulatory and litigation matters for corporations, governments and public-sector entities in the U.S. and around the world.

•

Network Industries Strategies. Our Network Industries Strategies practice advises major network industries—such as telecommunications, electric power, energy and transportation—on strategic and tactical challenges associated with transitioning from heavily regulated to more competitive environments.

From December 31, 2006, we increased the number of revenue-generating professionals in our economic consulting segment by approximately 15% to 236 professionals as of December 31, 2007.

Technology

Our technology segment provides products, services and consulting to law firms, companies, courts and government agencies worldwide. We assist with internal investigations, regulatory investigations, early case assessment, litigation and joint defense, antitrust and competition investigations, including “second requests” under the Hart Scott Rodino Antitrust Improvements Act of 1976 (HSR Act) and knowledge management for critical corporate information. We provide a comprehensive suite of application tools and related services to help clients locate and produce electronically stored information (ESI), including e-mail, computer files, voicemail, instant messaging, and financial and transactional data. Our services also help to identify, convert, categorize and produce relevant hard documents into electronically searchable format. We have the capacity to identify, analyze, process and present potentially relevant electronic information for interested parties, and ultimately manage the presentation of information to our clients. Our proprietary Ringtail® technology is used to provide litigation support and knowledge management. In addition, Ringtail® has been used in transactional settings to support information “deal rooms” and merger and acquisition activity. Our Ringtail® technology is designed to ensure quality, reduce risk, increase productivity and improve cost effectiveness in the review, preparation and production of large amounts of ESI.

A number of factors affect the demand for our technology services including the number of large complex litigations, class action proceedings, merger and acquisition activity and governmental and internal investigations. During 2007, demand remained strong for the services and products offered by our technology practice. Prior to 2006, we operated our technology business as part of our forensic and litigation consulting segment.

•	Technology Consulting Services. Our technology consulting services include:

•	Litigation Readiness and Records Management Compliance. Recent amendments to the Federal Rules of Civil Procedure (FRCP) and heightened scrutiny by regulatory agencies and prosecutors have placed greater emphasis on the need to manage electronic information actively with an eye toward the discovery process in potential litigation. Our professionals have experience working with a wide variety of systems and sources of ESI across multiple industries and jurisdictions to better position organizations facing critical investigative, litigation or dispute related demands.

•

Electronic Discovery and Computer Forensics. We address the needs of companies facing time-sensitive demands placed upon electronic data, networks and systems. We help our clients meet requirements for uncovering, analyzing and producing data from a variety of sources, including e-mail, voicemail, backup tapes, shared server files and databases, often on multiple continents. We provide both proactive and reactive support using expert services, methodologies and tools that help companies and their legal advisers understand technology-related issues. Our technical experts work closely with our forensic accountants and financial investigation professionals to recover, organize and analyze ESI, regardless of the format or language of the data.

•

Financial and Enterprise Data Analytics. Increases in the volume of transactional and company data require companies to take new approaches to assessing and prioritizing what is relevant when managing complex cases and issues. Our Financial and Enterprise Data Analytics (FEDA) team delivers strategic business solutions for clients requiring in-depth analysis of large, disparate sets of financial, operational and transactional data. FEDA involves:

•	Identifying, acquiring, synthesizing, mining, analyzing and reporting upon relevant data;

•	Identifying the relationships among multiple sources and types of data;

•	Designing and implementing accounting, economic and financial settlement or damages models;

•	Transforming large-scale data sets into workable databases; and

•	Distributing or sharing information among interested parties such as experts, corporate and outside counsel and codefendants.

•

Second Requests. “Second requests” refer to requests from the Department of Justice or Federal Trade Commission for additional information and documentary support relevant to the government’s assessment under the HSR Act of proposed acquisitions and business combinations. A “second request” can probe every area of a company’s operations and communications, including e-mail, electronic documents, products, markets, sales, customers, advertising, patents and trademarks, management and accounting systems data. We offer advanced technology and related services to identify, collect, process and review relevant electronic data and produce documents responsive to the government-based request. We also help determine what tools, software, document formats and metadata will satisfy the request.

•	Ringtail® Based Solutions. Our Ringtail® on-premise and on-demand platform for data and document management includes:

•

Data Acquisition. Ringtail® provides a collection of advanced electronic discovery and analysis techniques, as well as native file processing services. These services can quickly extract e-mail and other data from hard drives and a variety of locations for storing messages, as well as provide the data in a specified format. This information also can be provided in Ringtail® Legal™ format for use in a Ringtail® on-premise system or directly uploaded into a location on the Ringtail® on-demand environment.

•

Data Culling. We provide services to index, search and select focused sub-populations of large data sets prior to processing and review, which saves time at the beginning of a matter. FTI also provides de-duplication and near-duplication detection services for the Ringtail® on-demand client to help reduce the document set to a more manageable level. Ringtail® incorporates third party software to provide these solutions.

•

Data Review and Coding. Our Ringtail® Legal™ product is a scalable and configurable web-centric platform to facilitate rapid review and coding of documents. A team is able to review and code documents from any computer connected to the Internet or on a local intranet for internal corporate use. Clients can install Ringtail® Legal™ on their server site, or quickly launch a case from our dedicated servers through the FTI Ringtail® on-demand product.

•	Data Production. Ringtail® Legal™ has the power and flexibility to scale and meet large and small document production needs.

From December 31, 2006, we increased the number of revenue-generating professionals in our technology segment by approximately 34% to 344 professionals as of December 31, 2007.

Strategic Communications

Through our FD subsidiary, which we acquired in 2006, we provide advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting. We believe that FD has developed a unique, integrated offering that incorporates a broad scope of services, diverse sector coverage and global reach that distinguishes it from other strategic communications consultancies. FD is able to advise clients from almost every major business center in the world. FD combines its core investor relations, public relations and public affairs capabilities with its other services to present clients with integrated business communications solutions.

A number of factors affect the demand for our strategic communications services, including merger and acquisition activity, public stock offerings, business crises and governmental legislation and regulation. During 2007, demand for our strategic communications services was strong.

We provide the following services through FD:

•

Strategic Business Consulting. Our strategic business consulting sub-practice helps solve and manage business problems that companies face. Our services include business plan development, market sizing and discovery research, marketing segmentation research and analysis, change management advice, surveys and polling.

•

Strategic Financial Communications and Investor Relations. We specialize in advising clients on capital markets communications strategies, whether through ongoing investor relations advice and support, shareholder targeting, peer group analysis, financial news management or other activities crucial to maintaining a fair valuation. Our services include the research and analysis of shareholder demographics, investor targeting, road show management, financial conference support, investor perception audits, financial news and calendar management, disclosure policy assistance, peer monitoring and analysis and advice on governance issues.

•

Reputation Management and Public Affairs. We help clients respond quickly and effectively to developments that threaten to damage reputation or market share, and work with them to shape public debate. We counsel clients regarding strategic communications, litigation communications, shareholder and other activist activity, community relations, corporate social responsibility, media relations, information monitoring and analysis, political intelligence, policy formation, political and media campaigns, third party and coalition mobilization, state aid issues and monopoly, antitrust and competition regulatory affairs.

•

Corporate Positioning and Brand Communications. We provide creative services to build consumer and business-to-business brands, including corporate brand positioning advice, strategic marketing advice, business-to-business marketing consultancy, consumer communications, media relations, qualitative and quantitative research, sponsorship consultancy, thought leadership consultancy and launch and event management.

•

Mergers and Acquisitions, Business Combinations and Capital Market Communications. We act as a communications advisor to clients affected by business combinations and restructurings, proxy contests, regulatory investigations, shareholder activism, initial public stock offerings and other capital markets events. Our services include strategic boardroom advice, financial calendar support, financial and business media relations, corporate governance and socially responsible investment advice, capital market intelligence, investor relations and strategic communications advice.

•

Proprietary Research Tools and Strategic Planning. Our “FD Research” dedicated team includes professionals from across all disciplines, including public relations, investor relations and public affairs, who conduct customized research to identify perceptions, trends and opportunities within key stakeholder audiences. Our services include reputation benchmarking, peer analysis, benchmarking and financial market valuations, brand awareness studies and brand extension audits, including customer focus groups, shareholder analysis and investor targeting, consumer trend analysis, public opinion polling and policymaker perception audits.

•

Corporate Social Responsibility and Strategic Philanthropy. Corporate social responsibility (CSR) is one of the most powerful drivers of business culture and brand value. We help clients develop creative and multi-dimensional CSR campaigns to assure they are aligned with business objectives, brand position and the needs of all stakeholders. Our approach includes defining the corporate positioning and brand proposition, surveying the audience to gauge social sentiments and needs, selecting a program that resonates with the marketplace, building the communications plan, launching the initiative for maximum visibility and evaluating the success of the program.

•

Internal Communications and Employee Alignment. We provide advice and services relating to re-branding, culture change, restructuring, facility closures, workforce rationalization and mergers and takeovers. Our services include communications infrastructure consultancy, attitudinal research, event management, intranets/extranets consultancy, management and staff training, corporate restructuring and culture change.

•

Design and Marketing Communications. Our design and marketing teams specialize in brand identity development, website development, advertising and using new digital media channels to enhance the impact of traditional communications and marketing channels. We help clients with print and digital communications with a focus on corporate identity, website development, advertising, interactive marketing campaigns, video and animation, brochures, fact sheets, testimonials and other marketing materials and annual report development.

•

Media Relations. Our media relations services advise and assist clients with respect to financial, business and trade media programs, broadcast placement, market commentary, executive visibility, consumer/lifestyle media, regional media programs, Op Ed placement, media monitoring and intelligence gathering and online media programs.

•

Media and Presentation Training. We provide training courses aimed at directors and senior management in media communications, executive presentation, speech writing and conference management and facilitation.

•

Consumer Affairs. We help clients to engage and understand the public and to champion their issues. We specialize in brand turnarounds and issues campaigns. Our services include strategic planning services, consumer affairs impact campaigns, research and development services and direct marketing services.

From December 31, 2006, we increased the number of revenue-generating professionals in our strategic communications segment by approximately 27% to 538 professionals as of December 31, 2007.

Our Business Drivers

We compete in the global consulting services industry. Factors that drive demand for our services include:

•

Global Demand for Independent Expertise. As a result of increased public scrutiny, regulatory complexity and complex disputes and litigation, businesses, boards of directors, creditors, stakeholders, regulators and their advisors increasingly engage independent consulting firms to provide objective and expert analyses and advice. This is particularly true in highly complex and sophisticated areas such as restructurings, bankruptcies, economic consulting, forensic accounting, corporate mismanagement and fraud-related investigations and high-stakes litigation and regulatory proceedings. Stockholder activism and the resultant limitations on the ability of traditional accounting firms to provide certain consulting services, especially after Sarbanes-Oxley, has contributed to the demand for independent expertise. A desire to avoid actual and apparent conflicts of interest also drives the use of consultants and experts who are unaffiliated with a company’s management and outside legal, accounting and other advisors.

•

Regulatory Complexity, Public Scrutiny and Investigations. Increasingly complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance and more stringent and complex reporting requirements drive demand for our services. The need to understand and address the impact of regulation and legislation as well as the increasing costs of doing business have prompted companies to focus on better assessing and managing risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance and other issues. These factors drive demand for independent consultants and experts to investigate and provide analyses and to support the work of outside legal counsel, accountants and other advisors. The current environment also increasingly demands the use of multiple disciplinary service offerings like ours, which combine skills and expertise such as investigative skills, technology management, financial reporting skills and forensic accounting with business and practical experience.

•

Adverse Developments Relating to Credit Availability, Debt Levels, Default Rates and Restrictive Debt Covenants. Restrictive credit markets, worsening financing conditions, volatile financial markets (like those seen in the latter part of 2007), high corporate debt levels and increasing default rates drive demand for our corporate finance/restructuring services such as credit advisory, restructuring, bankruptcy, turnaround, creditor rights and related consulting services. Companies facing covenant compliance problems and similar difficulties are less likely to be able to refinance existing facilities without incurring substantial costs and significantly more restrictive terms. In addition, tightening credit markets force companies and lenders into more frequent negotiations as borrowers experience covenant or liquidity issues and lenders express greater concern over protecting their positions. Companies that invest in sub-prime loans or debt or security instruments collateralized by less credit worthy collateral also face losses that could jeopardize their financial results and operations. Demand for our services has been strong in sectors such as automotive, real estate and housing, retail, banking and financial services, airlines and technology, all of which either rely heavily on third party financing or invest in debt or securities of industries that rely heavily on credit.

•

Merger and Acquisition Activity. The overall strength of the economy and merger and acquisition activity are important drivers for our business. In times of strong economic growth and increased merger and acquisition activity, companies and regulators engage our economic consulting segment for advice on issues such as antitrust regulations and enforcement and intellectual property matters. Merger and acquisition clients utilize our strategic communications segment for services such as public relations, media and investor communications. They also employ our corporate finance/restructuring segment for services such as due diligence investigations, asset valuations and financing advice. During a weak economy and decreased merger and acquisition activity, we experience demand for our economic consulting experts and our forensic and litigation consulting and corporate finance/restructuring services as transactions are delayed or abandoned or need to be renegotiated, or transactions that have been completed do not perform as expected.

•

Litigation and Disputes. The volume of litigation and business disputes, the complexity of the issues presented and the amount of potential damages and penalties continue to increase. Law firms and their clients as well as government regulators and other interested third parties increasingly rely on independent outside resources to evaluate claims, facilitate discovery, assess damages, provide expert reports and testimony, manage the pre-trial and in-trial process and effectively present evidence.

•

Operational Challenges and Opportunities. Businesses face significant challenges that necessitate continual evaluation and reevaluation of strategy, risks and opportunities both as a result of crisis driven situations and in the normal course of business. These challenges include enterprise risk management, global expansion, competition from both established companies and emerging economies and new and changing regulatory requirements and legislation. Management, companies and their boards need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with specialized technical expertise.

•

Complex Market Environment Requiring Strategic Communications. Strategic, business and financial communications have become increasingly important in today’s 24-hour media cycle as reputational risk becomes a rising concern of companies and their managers. Large corporations face an increasingly complicated market environment, which creates a need for an integrated and consultative approach covering different aspects of communications. This is a principal driver of demand for our strategic communication services.

•

Growth of Multinational Firms and Changes in Non-U.S. Markets. The growth of multi-national firms is precipitating increased antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, government regulation and corporate restructuring activities. These developments help drive demand for our economic consulting, forensic and litigation consulting, corporate finance/restructuring and technology services. The need to store, retrieve and transmit data among different jurisdictions that have different languages, privacy and other laws also drives demand for our technology services. Multinational firms also need to establish global branding, investor relations and communications strategies, which drive demand for our strategic communications services.

•

Growth of Companies from Developing World. Increasing numbers of growth companies from the developing world are seeking access to capital markets in developed countries. Such companies are recognizing that best practice communications advice is a key component in achieving this objective, which drives demand for our strategic communications services.

Our Competitive Strengths

We compete primarily on the basis of the breadth of our services, the quality of our work, our geographic reach, our reputation and performance record, our brand recognition, the prominence of our professionals, our ability to staff multiple significant engagements across different disciplines in multiple locations, our performance record and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•

Preeminent Practices and Professionals. We believe our corporate finance/restructuring, forensic and litigation consulting, technology, economic consulting and strategic communications segments include some of the preeminent practices and professionals in our industry today. In January 2008, The Deal LLC’s Bankruptcy Insider quarterly deal tables ranked our corporate finance/restructuring segment as the top crisis management firm. In June 2007, our technology segment was recognized as a top five electronic discovery service and software provider in the 2007 Socha-Gelbmann Electronic Discovery Survey based on a detailed ranking model containing more than 300 qualitative and quantitative factors. In December 2007, FD was named public relations firm of the year by Financial Times and Mergermarket. Our economic consulting segment includes five former chief economists of the Department of Justice Antitrust Division, as well as numerous other high-profile academic affiliates, including three Nobel Prize winners.

•

Diversified Revenue Sources. We have developed a balanced and diversified portfolio of services organized into five segments: forensic and litigation consulting, corporate finance/restructuring, economic consulting, technology and strategic communications. We began to separately manage our technology segment in 2006 and our strategic communications segment was created with the acquisition of FD in October 2006. We believe that our broad service offerings and the diversity of our revenue streams help to manage fluctuations due to market conditions in any one of our segments. Currently we have operations in 30 U.S. cities and in 16 foreign countries, including offices in the UK, Ireland, Australia, France, Russia, China including Hong Kong, the United Arab Emirates, South Africa, Japan, Singapore, Argentina and Brazil. We believe this helps to mitigate the impact on our business of events and changes in any service sector or country.

•

Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, global law firms, global banks, and local, state and national governments and agencies in the U.S. and other countries. In 2007, no single client accounted for more than 10% of our total revenues. No single client accounted for more than 10% of the 2007 revenues of any of our business segments, other than one client that accounted for approximately 23% of the revenue of our technology segment, the loss of which would not have a material adverse affect on the company and our subsidiaries as a whole but could have a material adverse affect on that business segment. Among our top ten clients were six nationally recognized law firms, which engaged us to assist with the representation of multiple clients on multiple matters.

•

High Level of Repeat and Referral Business and Attractive, Highly Recurring Financial Model. We derive a substantial portion of our revenues from repeat clients or referrals. Many of our client relationships are long-standing and include multiple contact points within an organization, increasing the depth and continuity of these relationships. We cultivate critical relationships with financial institutions and law firms, which have served as entry points into significant, high-profile and reputation-enhancing engagements. In addition, our strategic communications segment has a financial model that is primarily built on recurring retainer based engagements. Clients of this segment are typically billed on a project-based billing system that reflects the value added by the business rather than the industry standard of billing on a lower margin time and materials basis.

•

Premium Brand Names with Leading Market Positions. We believe that the FTI Consulting brand and the other brands under which we conduct business are some of the most recognized brand names in our industry. In addition, we believe we have leading market positions in our forensic and litigation consulting and technology segments based on revenues. The reputations of our well-recognized professionals, many of whom are leading members of their respective fields, strengthen our brand and market positions. We also have benefited from our strategy of acquiring leading practitioners and, in select cases, continuing to use their brand names, either independently or coupled with the FTI brand, such as FD, Ringtail, Compass Lexecon and Cambio Health Solutions.

•

Strong Cash Flow. Our business model has several characteristics that produce strong cash flows including high margins, with low capital expenditures. Our strong cash flow supports our acquisition and growth strategies and our ability to service our indebtedness.

Our Business Strategy

We build long-term repeat client relationships based on the quality of our services and our reputation and the recognition of our professionals. We provide diverse complimentary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:

•

Leverage Our Relationships and Expertise. We work hard to maintain our existing client relationships and develop new ones. We believe that the strength of our existing client relationships and the quality of our reputation coupled with our recognized industry expertise, successful track record and size, are the most critical elements in a decision to retain us. We believe the significant amount of repeat business and referrals that we receive from our clients demonstrates this. We strive to build client relationships on a company-wide basis and encourage cross-selling among our business segments. Many of our professionals are recognized experts in their respective fields. By successfully leveraging our reputation, experience and broad client base and the expertise of our professionals, we expect to continue to obtain engagements from both existing and new clients.

•

Expand the Breadth of Our Services and Geographic Presence. We strive to offer our clients comprehensive solutions to their most complex problems, wherever they are in the world. Increasingly, our clients demand expertise across multiple markets and continents. To meet this demand, we provide our clients with a complete suite of services across all five business segments. We intend to continue to broaden our industry expertise and expand our electronic evidence and electronic repository services. With the addition of FD in October 2006, we are positioned to further explore opportunities to increase our presence in Europe, Asia and other international locations to better serve our clients and to capitalize on what we believe are favorable market conditions for our services in those regions.

•

Selectively Acquire Companies and Integrate Our New Professionals and Capabilities. We follow a disciplined approach to executing and integrating acquisitions, targeting those that complement our business strategy or operate in an attractive specialized niche. From 2002 through December 31, 2007, we have completed 22 acquisitions that have enhanced and expanded our businesses. We intend to continue to selectively pursue strategic acquisitions. We seek to integrate acquisitions in a way that fosters organic growth and provides synergies or cross-segment and cross-service growth opportunities. We also structure our acquisitions to ensure that key individuals from the acquired companies are retained and integrated after closing.

•

Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2007, we employed 1,954 revenue-generating professionals, many of whom have established and widely recognized names in their respective practice areas. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. To attract and retain highly qualified senior managing directors and managing directors, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements with other highly skilled professionals. We have employment arrangements with many of our senior managing directors that include non-competition and non-solicitation obligations.

•

Optimize Utilization and Billing Rates of FTI Professionals who Bill on an Hourly Basis. The professionals in our corporate finance/restructuring, forensic and litigation consulting and economic consulting segments primarily bill on an hourly basis. Our goal is to manage growth to maintain high utilization rates rather than intermittently expanding our staff in anticipation of short-term demand. We carefully monitor and strive to attain utilization rates that allow us to maintain our profitability, make us less vulnerable to fluctuations in our workload and minimize seasonal factors affecting utilization. A significant number of our professionals have skill sets that allow us to reassign them to new engagements and to different business segments or practices within their segments as the staffing needs may arise. The nature of our services also allows us to bill premium rates for the services of our revenue-generating professionals, which enhances our profitability. As we have expanded our business offerings and our mix of business has changed, utilization has become a less meaningful measure of productivity and profitability, particularly with respect to our technology segment, which bills on a unit basis or derives revenues from recurring license fees and our strategic communications segment, which receives significant retainer based compensation.

•	Build Brand Recognition. We have been investing in our brand and our visibility to reinforce recognition of our brand in the marketplace. Our branding initiatives include investment in corporate sponsorships, strategic placement of print media in specialty journals, brand placement in strategic locations where our clients are likely to congregate and participation in high profile conferences and seminars. Our professionals are also widely published. For example, one of our technology thought leaders was instrumental in crafting the new federal electronic discovery rules adopted in December 2006.

Our Employees

Our success depends on our ability to attract and retain our expert professional work force. Our professionals include PhDs, MBAs, JDs, CPAs, CRAs, Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners and former senior government officials. From December 31, 2006, we increased the number of revenue-generating professionals by approximately 22% to 1,954 and we increased our total number of employees by approximately 23% to 2,549 as of December 31, 2007. We also engage independent contractors to supplement our professionals on client engagements as needed. Most of our professionals have many years of experience in their respective fields of practice, and are well recognized for their expertise and experience. None of our employees are subject to collective bargaining contracts or represented by a union. We believe our relationship with our employees is good.

Employment Agreements

As of December 31, 2007, we had written employment agreements with 105 of our 180 senior managing directors (SMDs). We do not have written employment agreements with substantially all of our professionals below the SMD level. The employment agreements with our SMDs expire between the years 2008 and 2018, with 45 SMD agreements expiring in 2011 and 31 SMD agreements expiring in 2012 primarily as a result of our 2006 and 2007 initiatives to renegotiate long-term employment arrangements with certain SMDs who participate in our senior managing director incentive compensation program (SMD IC Program). These long-term employment arrangements and the SMD IC Program are discussed below.

The employment agreements with employees at the senior managing director level or higher generally provide for fixed salary and participation in incentive payment programs (which in some cases may be based on financial measures such as earnings before interest, taxes, depreciation and amortization). They may also provide for long-term equity incentives in the form of stock options or restricted stock awards. In some cases, we extend unsecured general recourse forgivable loans to professionals. We believe that the loan arrangements enhance our ability to attract and retain senior professionals. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death or disability or termination by us without cause or by the employee with good reason. Our executive officers are not eligible to receive loans and no loans have been made to them.

Generally, our employment agreements with senior managing directors provide for salary continuation benefits, accrued bonuses and other benefits beyond the termination date if the professional leaves our employ for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of a professional varies depending on whether the person resigned for good reason or was terminated by us with cause, resigned without good reason or was terminated by us without cause, died or became disabled, or was terminated as a result of a change of control (all as defined in such professional’s employment agreement). These employment agreements contain non-competition and non-solicitation covenants, which under specified circumstances may extend beyond the expiration or termination of the employment term depending upon the reason for such termination. Under the non-competition covenants, the professional generally agrees not to offer or perform consulting services of the type performed during his employment with us, directly or indirectly through another person or entity, in competition with us, within specified geographic areas, subject, in some cases, to specified exceptions. Generally, such professionals also agree not to solicit business regarding any case, matter or client with or on which such professional worked on our behalf, or to solicit, hire, or influence the departure of, any of our employees, consultants or independent contractors. In these employment agreements, the professionals also agree to maintain the confidentiality of our proprietary information and affirm that we are the owners of copyrights, trade marks, patents and inventions developed during the course of their employment.

Senior Managing Director Incentive Compensation Program and Employment Terms

In 2006, we implemented our SMD IC Program, which is designed to align the interests of senior managing directors with the interests of our company and its stakeholders. As of December 31, 2007, there were approximately 57 senior managing directors who participate in the SMD IC Program from our corporate finance/restructuring, forensic and litigation consulting and technology segments. Senior management designates the participants in the SMD IC Program subject to approval by the Compensation Committee of our Board of Directors. As current written employment agreements approach their expiration date, as special arrangements entered into with professionals who joined us in connection with acquisitions come to an end and as part of our annual performance evaluation process, we consider admitting other senior managing directors (including senior managing directors in other business segments) into the program. Each year we also evaluate whether current participants should be eligible for additional awards under this program. Our executive officers are not eligible to participate in the SMD IC Program.

The benefits under our SMD IC Program include a cash payment in the form of an unsecured general recourse forgivable loan. We also provide significant additional payments upon the execution and during the term of the employment agreement in the form of stock options and restricted stock awards or, alternatively, cash payments if we do not have adequate equity securities available under stockholder approved equity plans.

The typical term of an employment agreement under the SMD IC Program is five years. The employment agreements entered into in 2006 with 26 SMDs participating in the SMD IC Program, representing approximately 35% of the SMDs in our corporate finance/restructuring segment, will expire in 2011. The employment agreements entered into in 2007 with 18 SMDs participating in the SMD IC Program, representing approximately 33% of the SMDs in our forensic and litigation consulting segment, and six SMDs participating in the SMD IC Program, representing approximately 46% of the SMDs in our technology segment, will expire in 2012. In an effort to reduce risk, we have included a renewal provision in most of the employment agreements that provides the agreements will renew for one year, from year to year, beginning at the end of their initial terms unless a party provides written notice of non-renewal to the other party at least 90 days prior to the date of the expiration of the initial term or any extended term. Despite the renewal provisions, we could face retention issues at the end of the terms of those agreements and large compensation expenses to secure extensions. The admission of additional SMDs into the SMD IC Program may result in the concentration of expirations in future years. There is no assurance we will enter into new long-term employment agreements with other senior managing directors, although that is our intention. We intend to admit senior managing directors from certain other business segments as their current written employment agreements or special arrangements entered into in connection with the hiring of those professionals expire.

In 2006, we funded an aggregate of approximately $23 million of unsecured forgivable loans, and in 2007, we funded an aggregate of approximately $22 million of unsecured forgivable loans, to senior managing directors admitted into the SMD IC Program. In each of those years we also funded approximately $8 million and $13 million, respectively, of unsecured forgivable loans to other key professionals. We anticipate funding forgivable employee loans in the aggregate amount of approximately $8 million in 2008 to senior managing directors who join or are designated to participate at a higher level under the SMD IC Program. We also anticipate funding forgivable loans to new hires and professionals who join us in connection with acquisitions as well as current employees on a case-by-case basis. The amount of forgivable loans we make could be significant.

During 2006, we granted stock options to purchase an aggregate of 685,000 shares of our common stock and awarded 99,500 shares of restricted stock to the SMDs in our corporate finance/restructuring segment who participate in the SMD IC Program. In 2007, we granted stock options to purchase an aggregate of 730,000 shares of our common stock and 140,000 shares of restricted stock to the SMDs in our forensic and litigation consulting and technology segments, and stock options to purchase an aggregate of 25,000 shares of our common stock and 3,500 shares of restricted stock to SMDs in other business segments, who participate in the SMD IC Program. In 2007, we awarded additional stock options to purchase an aggregate of approximately 42,000 shares of our common stock and approximately 46,000 shares of restricted stock to participating SMDs in our corporate finance/restructuring segment as matching awards under the SMD IC Program. Under the SMD IC Program, we anticipate that additional stock options exercisable for 147,000 shares of common stock and 26,420 shares of restricted stock will be awarded during 2008 as new participants join or qualify for higher participation levels. Additional SMD IC Program awards will also be granted each year to existing participants based on each participant’s annual bonus award for the prior bonus year and as SMDs join or move to higher levels under the program. We also anticipate making equity awards to members of management and other employees during 2008 but are not able to estimate the type and number of shares that will be subject to those awards at this time but they may be significant.

Marketing and Sales

We rely primarily on our senior professionals to identify and pursue business opportunities. Referrals from clients, law firms and other intermediaries and our reputation from prior engagements are also key factors in securing new business. Our professionals develop close working relationships with clients and often learn about new business opportunities from their frequent contacts with clients. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff new and large engagements. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them.

We have a staff of 38 marketing professionals who are tasked primarily with marketing the services of our forensic and litigation consulting, technology and strategic communications segments.

We also host and participate in seminars, conferences and other events. These events help us promote brand recognition, discuss events of interest to our clients and target client groups, discuss our company and business segments and facilitate client development. They also strengthen our relationships with existing clients.

Clients

We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, major law firms and local, state and national governments and agencies in the U.S. and other countries throughout the world.

A substantial portion of our revenues are derived from repeat or referral business. No single client accounted for more than 10% of our 2007 revenues. No single client accounted for more than 10% of the 2007 revenues of any of our business segments, other than one client that accounted for approximately 23% of the revenue of our technology segment, the loss of which would not have a material adverse affect on the company and our subsidiaries as a whole but could have a material adverse affect on that business segment. In some cases, we may have engagements with law firms that represent a larger percentage of our overall revenue or the revenue of a segment; however, each law firm is engaging us on behalf of different clients. For this purpose, we recognize the ultimate client of the law firm as our client.

Competition

Our business is highly competitive. Our competitors range from large organizations, such as the global accounting firms and large consulting companies that offer a broad range of consulting services, to small firms and independent contractors that provide one or more specialized services. We compete primarily on the basis of institutional and individual reputations, ability to immediately staff a significant engagement, performance record and quality of work, range of services provided, geographic reach and existing client relationships. To a lesser extent, we also compete on price, but the critical nature of our services typically reduces price to a secondary consideration. Since our business depends in a large part on professional relationships, our business has low barriers of entry for professionals, including our professionals wanting to start their own firms or to change employers.

Our corporate finance/restructuring segment primarily competes with global accounting firms and specialty boutiques providing restructuring or merger and acquisition services. Our forensic and litigation consulting segment primarily competes with other large consulting companies with service offerings similar to ours. Our economic consulting segment primarily competes with individual recognized economists, specialty boutiques and large consulting companies with service offerings similar to ours. Our technology segment primarily competes against consulting and software providers specializing in the discovery and management of electronic information. Our strategic communications segment competes against the large public relations firms and boutique merger and acquisition and crisis management communications firms.

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

Patents, Licenses and Proprietary Information

We consider certain of our products and processes, including our TrialMax® comprehensive trial preparation software, to be proprietary and confidential. We consider the Ringtail® Casebook™ and Ringtail® Legal™ software and the other technologies and software that we acquired in connection with the acquisition of Ringtail to be proprietary and confidential. We believe that our non-patented software and intellectual property, particularly some of our process software and intellectual property, is important to our forensic and litigation consulting and technology segments. We rely upon non-disclosure agreements and contractual agreements and internal controls, including, confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information. We do not hold any patents.

Corporate Information

FTI Consulting, Inc. is a Maryland corporation, incorporated in 1982. We are a publicly traded company with common stock listed on the New York Stock Exchange, or NYSE, under the symbol “FCN.”

Our executive offices are located at 500 East Pratt Street, Suite 1400, Baltimore, Maryland 21202. Our telephone number is (410) 951-4800. Our website is www.fticonsulting.com.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 E Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, on or through our website, our annual, quarterly and current reports and any amendments to those reports, as well as our other filings with the SEC, as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act.

ITEM 1A.	RISK FACTORS

All of the following risks could materially and adversely affect our business, financial condition and results of operations. In addition to the risks discussed below and elsewhere in this Annual Report on Form 10-K, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, financial condition and financial results.

Risks Related to Our People

Our failure to retain and recruit qualified professionals could negatively affect our financial results and our ability to staff client engagements, maintain relationships with clients and drive future growth.

We deliver sophisticated professional services to our clients. To attract and retain clients, we need to demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve. Our continued success depends upon our ability to attract and retain professionals who have expertise, reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our organic growth and support expansion of our services and geographic footprint.

As of December 31, 2007, we had written employment agreements with 105 of our 180 SMDs. These employment agreements expire between 2008 and 2018, with 45 expiring in 2011 and 31 expiring in 2012 primarily because of our 2006 and 2007 initiatives to renegotiate long term employment arrangements with certain SMDs who have been designated as participants in our SMD IC Program. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment well in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the high concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become higher. We cannot assure that we will be able to attract and retain enough qualified professionals to maintain or expand our business. Moreover, competition has been increasing our costs of retaining and hiring qualified professionals, a trend which could adversely affect our operating margins and financial results.

We incur substantial costs to hire and retain our professionals and we expect these costs to continue and grow.

We may make unsecured general recourse forgivable loans and stock option and restricted stock awards to attract and retain our professional employees. In 2006, we implemented our SMD IC Program, which is designed to align the interests of our professionals with the interests of our company and its stakeholders. The cost of implementing and retaining our SMD IC Program has been significant. Participants receive a cash payment in the form of unsecured general recourse forgivable loans. In addition, we also anticipate funding forgivable loans to new hires and professionals who join us in connection with acquisitions as well as employees on a case-by-case basis. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death or disability or termination by us without cause or by the employee with good reason. We expect to continue issuing significant amounts of unsecured forgivable loans. We also provide significant additional payments under the SMD IC Program in the form of stock options and restricted stock awards or, alternatively, cash if we do not have adequate equity securities available under stockholder approved equity plans. We also anticipate making equity awards to management and other employees during 2008, which we are not able to estimate at this time but they may be significant.

We rely heavily on our senior management team and the heads of our business segments for the success of our business.

We rely heavily on our senior management team and the heads of our business segments to manage our segments. Given the highly specialized nature of our services and the scale of our operations, our management team and senior managers must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage a large organization. If one or more members of our senior management team or the heads of our business segments leave and we cannot replace them with suitable candidates quickly, we could experience difficulty in managing our business properly. This could harm our business prospects, client relationships, employee morale and financial results.

We may not have, or may choose not to pursue, legal recourse against professionals who leave our company to form or join competitors.

Our professionals typically have close relationships with the clients they serve, based on their expertise and bonds of personal trust and confidence. Although our clients generally contract for services with us as a company, and not with individual professionals, in the event that professionals leave, such clients may decide that they prefer to continue working with a professional rather than with our company. Substantially all of our written employment arrangements with our senior managing directors include non-competition and non-solicitation covenants. These restrictions have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret restrictions on competition narrowly and in favor of employees. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of employees outside of the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates his or her non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or client, or other concerns, outweigh the benefits of any possible legal recovery. We may also decide that our chance of success does not justify the costs of pursuing a legal remedy. Therefore, we may determine not to pursue legal action, even if it is available to us.

Risks Related to Our Operations

If we do not effectively manage pricing and the utilization of our professionals our financial results could decline.

If we fail to manage the utilization of our professionals who bill on an hourly basis or maintain or increase the hourly rates we charge our clients for our services, we may experience adverse consequences, such as non- or lower-revenue-generating professionals, the loss of clients and engagements or the inability to appropriately staff engagements and our financial results may decline. Utilization of our professionals is affected by a number of factors, some of which are not within our control, including general economic conditions, the number, size and timing of client engagements, our ability to forecast demand for our services and maintain an appropriate level of professionals, our ability to utilize professionals across segments, acquisitions and the hiring of new professionals and staff vacations. Factors that could negatively affect utilization in our forensic and litigation consulting segment include the settlement of litigation, fewer and less complex legal disputes, fewer class action suits, completion of current engagements and the timing of government investigations. Factors that could negatively affect utilization in our corporate finance/restructuring segment include the completion of bankruptcy proceedings, completion of current engagements, fewer and smaller bankruptcy cases, a strong economy, easy credit availability, low interest rates and a decline in merger and acquisition activity. Factors that could adversely affect utilization in our economic consulting segment include reductions in merger and acquisition activity, fewer regulatory filings and the equivalent in the European Union, less litigation and antitrust and competition regulation and fewer government investigations and proceedings. Our global expansion into new locations where we are not well known or where demand for our services is not well developed could also contribute to low or lower utilization rates in certain locations.

We calculate the utilization rate for our professionals that bill on an hourly basis by dividing the number of hours worked on client assignments during a period by the total available working hours, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays. The hourly rates we charge our clients for our services and the number of hours our professionals are able to charge our clients for our services are also affected by the level of expertise and experience of the professionals working on a particular engagement and, to a lesser extent, the pricing and staffing policies of our competitors.

Our strategic communications segment derives revenues from fixed monthly fee and retainer based contracts. Our technology segment derives revenue from recurring licensing fees and the amount of data hosted for a client. Factors that could adversely affect our strategic communications segment’s revenues include a decline in merger and acquisition activity, fewer event driven crises affecting businesses, fewer public securities offerings and general economic decline that may reduce certain discretionary spending by clients. Factors that could adversely affect our technology segment’s revenues include the settlement of litigation and a decline in and less complex litigation proceedings and governmental investigations.

Our international operations involve special risks.

Particularly as a result of acquisitions in 2006 and 2007, we operate in 16 countries in addition to the U.S. We expect to continue our international expansion, and our international revenues are expected to account for an increasing portion of our revenues in the future. In the year ended December 31, 2007, operations outside of the U.S. accounted for approximately 16% of our total revenues, substantially all of which were generated by FD.

Our international operations involve financial and business risks that differ from or are in addition to those faced by our U.S. operations, including:

•	cultural and language differences;

•	limited “brand” recognition for FTI in non-U.S. markets;

•	employment laws and rules and related social and cultural factors that could result in lower utilization rates and cyclical fluctuations in utilization and revenues;

•	currency fluctuations between the U.S. dollar and foreign currencies could adversely affect our financial position and operating results;

•	different regulatory requirements and other barriers to conducting business;

•	greater difficulties in collecting accounts receivable;

•	greater difficulties in managing our non-U.S. operations in certain locations;

•	higher operating costs;

•	longer sales cycles;

•	restrictions on the repatriation of earnings;

•	differing accounting principles and standards;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	different or less stable political and economic environments; and

•	civil disturbances or other catastrophic events that reduce business activity.

If we are not able to quickly adapt to our new geographic markets outside of the U.S., our business prospects and results of operations could be negatively impacted.

Risks Related to Our Client Relationships

If we are unable to accept client engagements due to real or perceived relationship issues, our revenues, growth, client engagements and prospects may be negatively affected.

Our inability to accept engagements from clients or prospective clients, represent multiple clients in connection with the same or competitive engagements and any requirement that we resign from client engagements may negatively impact our revenues, growth and financial results. While we follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, practices and professionals, such concerns cannot always be avoided. For example, we generally will not represent parties adverse to each other in the same matter. Under bankruptcy rules, we generally may not represent both a debtor and its creditors in the same proceeding. Under federal bankruptcy laws, we are required to notify the U.S. Trustee of real or potential conflicts. Even if we begin a bankruptcy-related engagement, the U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential changes in our status as a disinterested party, and order us to resign, which could result in disgorgement of fees. Acquisitions may result in us resigning from a current client engagement because of relationship issues that are not currently identifiable. In addition, businesses that we acquire or employees who join us may not be free to accept engagements they could have accepted prior to our acquiring them because of relationship issues.

Claims involving our services could harm our overall professional reputation and our ability to compete and attract business and hire and retain qualified professionals.

Our engagements involve matters that, if resolved unfavorably, may result in a severe impact on a client’s business, cause the client a substantial monetary loss or prevent the client from pursuing business opportunities. Our ability to attract new clients and generate new and repeat engagements depends upon our ability to maintain a high degree of client satisfaction as well as our reputation among industry professionals. As a result any claims against us involving the quality of our services may be more damaging than similar claims against businesses in other industries.

We may incur significant costs and penalties as a result of claims by our clients regarding our services.

Many of our engagements involve complex analysis and the exercise of professional judgment. Therefore, we are subject to the risk of professional liability. We maintain a limited amount of liability insurance. Any claim by a client or a third party against us could expose us to professional or other liabilities in excess of the amount of our insurance limits. Damages and/or expenses resulting from any successful claims against us, for indemnity or otherwise, in excess of the amount of insurance coverage we maintain, would have to be borne directly by us and could harm our profitability, financial resources and reputation.

Our clients may terminate our engagements with little or no notice and without penalty, which may result in unexpected declines in our utilization and revenues.

Our engagements center on transactions, disputes, litigation and other event-driven occurrences that require independent analysis or expert services. Transactions close or may be postponed or cancelled, litigation may be settled or be dismissed, and disputes may be resolved, in each case with little or no prior notice to us. If we cannot manage our backlog, our professionals may be underutilized until we can reassign them or obtain new engagements, which can adversely affect financial results.

Much of our business involves large client engagements that we staff with a substantial number of professionals. The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalties. If clients unexpectedly cancel engagements with us or curtail the scope of our engagements, we may be unable to replace the lost revenues from those engagements, quickly eliminate costs associated with those engagements, or quickly find other engagements to utilize our professionals. Any decrease in revenues without a corresponding reduction in our costs will likely harm our profitability.

We may not have, or may choose not to pursue, legal remedies against clients who terminate their engagements.

The engagement letters that we typically have with clients do not obligate them to continue to use our services and permit them to terminate the engagement without penalty at any time. Even if the termination of an ongoing engagement by a client could constitute a breach of the client’s engagement agreement, we may decide that preserving the overall client relationship is more important than seeking damages for the breach, and for that or other reasons that are not currently identifiable, decide not to pursue any legal remedies against a client, even though such remedies may be available to us. We make the determination whether to pursue any legal actions against a client on a case-by-case basis.

Risks Related to Competition

If we fail to compete effectively, we may miss new business opportunities or lose existing clients and our revenues and profitability may decline.

The market for our consulting services is highly competitive. Our competitors range from large organizations, such as the global accounting firms and the large management and financial consulting companies that offer a broad range of consulting services, to small firms and independent contractors that focus on specialized services. Some of our competitors have significantly more financial resources, a larger national or international presence, larger professional staffs and greater brand recognition than we do. Since our business depends in a large part on professional relationships, our business has low barriers of entry for professionals wanting to start their own firms. In addition, it is relatively easy for professionals to change employers. If we cannot compete effectively with our competitors or if the costs of competing, including the costs of retaining and hiring professionals, becomes too expensive, our expected revenue growth and financial results may differ materially from our expectations.

We may face competition from parties who sell us their businesses and from professionals who cease working for us.

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit professionals from competing with us during the term of their employment and for a fixed period afterwards and seeking to take away our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their business or assets. The duration of post-employment non-competition and non-solicitation agreements typically range from six- to 12-months. Non-competition agreements with the sellers of businesses or assets that we acquire may continue longer than 12 months. Certain activities may be carved out of or otherwise may not be prohibited by these arrangements. We cannot assure that any one or more of the parties from whom we acquire assets or a business who do not join us, or persons who join us upon expiration or breach of their agreements not to compete or solicit, will not compete with us or solicit our employees or clients in the future. Such persons, because they have worked for our company or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.

Risks Relating to our Acquisition Strategy

If we fail to find suitable acquisition candidates, or if we are unable to take advantage of opportunistic acquisition situations, our ability to expand our business may be slowed or curtailed.

If the competition for acquisitions increases, or if the cost of acquiring businesses or assets becomes too expensive, the number of suitable acquisition opportunities may decline, the cost of making an acquisition may increase or we may be forced to agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures

(including, but not limited to, borrowing capacity under our amended and restated senior secured bank credit facility or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. There can be no assurance that we will be able to obtain financing when we need it or on terms acceptable to us. As a result of these factors, we may be unable to grow our business or expand our client offerings as quickly as we have in the past or as we currently plan.

We may have difficulty integrating our acquisitions or convincing clients to allow assignment of their engagements to us, which can reduce the benefits we receive from acquisitions.

A substantial amount of our growth has resulted from acquisitions. The process of managing and integrating our acquisitions into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and expansion of our existing business. To the extent that we misjudge our ability to integrate and properly manage acquisitions, we may have difficulty achieving our operating, strategic and financial objectives.

Acquisitions also may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;

•	additional or conflicting government regulation;

•	disparate company policies and practices;

•	client relationship issues;

•	diversion of our management’s time, attention and resources;

•	decreased utilization during the integration process;

•	loss of key existing or acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial and administrative systems;

•	dilutive issuances of equity securities, including convertible debt securities to finance acquisitions;

•	the assumption of legal liabilities;

•	amortization of acquired intangible assets; and

•	potential write-offs relating to the impairment of goodwill.

In addition to the integration challenges mentioned above, our acquisitions of non-U.S. companies offer distinct integration challenges relating to non-U.S. GAAP financial reporting, foreign laws and governmental regulations, including tax and employee benefit laws, and other factors relating to operating in countries other than the U.S., which have been discussed above in the discussion regarding the difficulties we may face operating globally.

Asset transactions may require us to seek client consents to the assignment of their engagements to us or a subsidiary. All clients may not consent to an assignment. In addition, in some cases there are no written client contracts memorializing an engagement. Such engagements will only continue at the option of the clients. In certain cases, such as government contracts and bankruptcy engagements, the consents of clients cannot be solicited until after the acquisition has closed. Further, such engagements may be subject to security clearance requirements or bidding provisions with which we might not be able to comply. There is no assurance that local, state, federal or foreign governments will agree to novate their contracts to us.

Strategic acquisitions in the technology sector may not be accretive in the near term.

To compete for strategic acquisitions that complement our technology segment, competitive market conditions may require us to pay prices that represent a higher multiple of revenues or profits than acquisitions we make in other business sectors. Because technology companies often are high-growth businesses, they typically can command higher purchase price multiples. As a result of these competitive dynamics, certain acquisitions with strategic importance to the future growth and profitability of our technology segment may not be accretive to our overall financial results in the near term.

We may have a different system of governance and management from the companies we acquire or their parents, which could cause professionals who join us from acquired companies to leave us.

Our governance and management practices and policies do not mirror the policies and practices of acquired companies or their parents. In some cases, different management practices and policies may lead to workplace dissatisfaction on the part of acquired professionals. Some professionals may choose not to join our company or leave after joining us. Existing professionals may leave us as well. The loss of key professionals may harm our business and results of operations and cause us not to realize the anticipated benefits of the acquisition.

Risks Related to Our Practice Groups

Changes in capital markets, merger and acquisition activity and legal or regulatory requirements and general economic or other factors beyond our control could reduce demand for our services, in which case our revenues and profitability could decline.

A number of factors outside of our control affect demand for our services. These include:

•	the availability of credit;

•	the costs and terms of borrowing;

•	the level of leverage incurred by companies;

•	over-expansion by businesses;

•	merger and acquisition activity;

•	business and management crises;

•	new and complex laws and regulations; and

•	general economic factors and business conditions.

For example, our corporate finance/restructuring segment provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. As credit became more readily available, between 2005 and 2007, we saw a decline of mega-bankruptcy cases, resulting in a greater portion of that segment’s business being comprised of engagements relating to bankruptcy and restructuring matters involving mid-size companies. In our experience, mid-size bankruptcy and restructuring engagements are more susceptible to cyclical factors such as holidays and vacations. A shift to mid-size engagements could result in lower utilization, especially during the third and fourth quarters of any year due to these factors.

Our other segments, including forensic and litigation consulting, economic consulting, technology and strategic communications, are also driven by crisis situations that are outside of our control. For example, decreases in litigation filings and class action suits and settlements of proceedings may adversely affect our forensic and litigation consulting and technology segments. A decline in merger and acquisition activity or mega-acquisitions could adversely affect our economic consulting segment, which provides antitrust and competition advice and damages consulting. A decline in mega-merger and acquisition transactions and public stock offerings could adversely affect our strategic communications segment.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global business environment could have on our operations. Changes to any of the factors described above as well as other events, including by way of example, the contraction of available credit and the downturn in the real estate and retail industries seen in late 2007, tort reform, changes to laws and regulations, including changes to the bankruptcy code, a decline in government enforcement or litigation or monetary damages or remedies that are sought, may have an adverse effect on one or more of our segments.

Our strategic communications segment represents a strategically aligned, but different line of business, which we do not have long-term experience operating as a part of FTI Consulting.

We entered the strategic communications business by acquiring FD in October 2006. While we believe that the strategic communications business is strategically aligned with our other segments, the success factors for effectively competing for and executing strategic communications engagements are different from those required for our other businesses. The professionals in our strategic communications practice have different backgrounds and skill sets than the professionals in our other segments. Strategic communications solutions may be more creative than our other services, thereby making an objective assessment of quality of service challenging and different from most of our service offerings.

We may not have pre-existing relationships with international clients and prospects. In addition, the strategic communications segment does not manage its business or bill its clients based on hours and rates, but rather runs on the basis of teams that have revenue and profitability objectives, and a substantial portion of that segment’s revenues are generated through retainers. We may have difficulty identifying emerging problems or opportunities due to this different model, which could negatively impact our business prospects and results of operations.

We may not manage our growth effectively and our profitability may suffer.

We have experienced rapid growth in recent years. This rapid expansion of our business may strain our management team, human resources and information systems. We cannot assure that we can successfully manage the integration of the companies and assets we acquire or that they will result in the financial, operational and other benefits that we anticipate. To manage our growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. Some acquisitions may not be immediately accretive to earnings and some expansion may result in significant expenditures, which may adversely affect profitability in the near term. If we fail to add qualified managers and employees, estimate costs or manage our growth effectively, our business, financial results and financial condition may be harmed.

Our revenues, operating income and cash flows are likely to fluctuate.

We have experienced periodic fluctuations in our revenues, operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual or quarterly revenues and operating income because of the timing of our client assignments, utilization of our revenue-generating professionals, the types of assignments we are working on at different times, new hiring, business and asset acquisitions and decreased productivity because of vacations taken by our professionals. Our profitability is likely to decline if we experience an unexpected variation in the number or timing of client assignments or in the utilization rates of our professionals, especially during the third quarter when substantial numbers of our professionals take vacations. We may also experience future fluctuations in our cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year. Also, the timing of future acquisitions and the cost of integrating them may cause fluctuations in our operating results.

Our corporate finance/restructuring segment has a risk of fee non-payment.

Many clients engage us when they are experiencing or anticipate experiencing financial distress. These clients may not have sufficient funds to continue operations or to pay for our services. This is a risk inherent in providing restructuring advice and other services to financially distressed companies. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our corporate finance/restructuring segment. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. We are not always able to obtain retainers from clients in bankruptcy as the bankruptcy court must approve our retainers for those clients. Even if a bankruptcy court approves our retainer or engagement, a bankruptcy court has the discretion to require us to return all, or a portion of, our fees. Therefore, we face the risk of non-payment, which can result in write-offs. More write-offs than we expect in any period would have a negative impact on our results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and business operations.

We have a significant amount of indebtedness. As of December 31, 2007, we had total outstanding borrowings of $573.4 million of which $565.4 million is under our 7 5/8% senior notes due 2013, 3 3/4% senior subordinated convertible notes due 2012 and 7 3/4% senior notes due 2016 (collectively, our notes) and $9.2 million of outstanding letters of credit under our senior secured bank revolving credit facility. We have an additional $140.8 million of revolving credit available under our senior secured bank credit facility.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult to satisfy our other financial obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our ability to borrow additional funds; or

•	limit our ability to make future acquisitions.

In addition, our notes and senior secured bank credit facility contain restrictive covenants that limit our ability to engage in activities that we may feel would be beneficial to our business. In addition, our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our outstanding indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund capital expenditures and acquisitions depends on our ability to generate cash from our operations. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured bank credit facility will be adequate to meet our liquidity needs for the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations, that cost savings and operating improvements will be realized or that future borrowings will be available to us under our senior secured bank credit facility or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness and fund our other cash needs and business growth. We cannot provide assurance that we will be able to obtain additional third party financing or refinance any of our existing indebtedness on commercially reasonable terms or at all.

We may be required to pay substantial amounts in cash to holders of our convertible notes at the time of conversion prior to maturity.

Our 3 3/4% senior subordinated convertible notes will mature on July 15, 2012. Beginning in the fourth quarter of 2007, our convertible notes became convertible at the option of the holders, and will continue to be convertible until the trading price of our common stock falls below the conversion price during a conversion measurement period, as specified in the indenture governing the convertible notes. We may be required to pay substantial amounts in cash to holders of our convertible notes prior to their stated maturity due to conversions. The indentures governing our senior notes generally allow for these payments, and our senior secured bank credit facility permits these payments in some, but not all, circumstances. Payments of our convertible notes upon conversion could be construed to be a prepayment of principal on subordinated debt, and our existing and future senior debt may prohibit us from making those payments, or may restrict our ability to do so by requiring that we satisfy certain covenants relating to the making of restricted payments. If we are unable to pay the conversion consideration, we could seek consent from our senior creditors to make the payment. If we are unable to obtain their consent, we could attempt to refinance the senior debt. If we were unable to obtain consent or refinance the debt, we would be prohibited from paying the cash portion of the conversion consideration, in which case we would have an event of default under the indenture governing our convertible notes. An event of default under the convertible note indenture could constitute an event of default under the indentures governing our senior notes and senior secured bank credit facility.

The indenture governing the convertible notes provides that the convertible notes are convertible only upon the occurrence of certain events; therefore, we are not able to control the timing of any conversion of the convertible notes. As a result of making cash payments on the convertible notes, we may not have sufficient cash to pay the principal of, or interest on, our other indebtedness and fund our other cash needs. We may attempt to borrow under our senior secured bank credit facility to help fund such payments, but there can be no assurance that we will have sufficient availability under that or any successor facility or that our credit facility lenders will allow us to draw on that facility for the purpose of making payments on our notes.

Our indebtedness is guaranteed by substantially all of our domestic subsidiaries and will be required to be guaranteed by future subsidiaries including those organized or that join us in connection with acquisitions.

Substantially all of our U.S. subsidiaries guarantee our obligations under our notes. They also guarantee and their assets are pledged to secure our senior secured bank credit facility. Future subsidiaries formed or incorporated in the U.S., including those organized or acquired by us in connection with acquisitions, will be required to guarantee the notes and our senior secured bank debt and to pledge their assets as collateral for our senior secured credit facility. If we default on any indebtedness, our U.S. subsidiaries could be required to make payments under their guarantees, and our senior secured lenders could foreclose on their assets to satisfy unpaid obligations, which would materially adversely affect our business and financial results.

We may be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior secured bank credit facility and the indentures governing our notes do not prohibit the incurrence of additional debt. As of December 31, 2007, we had an additional $150.0 million of revolving availability under our senior secured bank credit facility, subject to $9.2 million of outstanding letters of credit. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face due to our existing debt level could intensify.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our executive offices located in Baltimore, Maryland consist of 10,600 square feet under a lease expiring January 2016. Under various leases expiring through August 2017, we lease 47,154 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We also lease offices to support our operations in 28 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles, San Francisco and Washington, D.C., and to support our international locations in 16 countries including Argentina, Australia, Bahrain, Brazil, China including Hong Kong, France, Ireland, Japan, Russia, Singapore, South Africa, United Arab Emirates and the United Kingdom. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

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

No matters were submitted to our stockholders for consideration during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Our Common Equity and Related Stockholder Matters

Market Information. Our common stock trades on the New York Stock Exchange under the symbol “FCN.” The following table lists the high and low sale prices per share for our common stock based on the closing sales price as reported on the New York Stock Exchange for the periods indicated.

	2007		2006
	High	Low	High	Low
Quarter Ended
March 31	$35.12	$26.09	$29.77	$24.50
June 30	38.40	34.42	29.34	24.37
September 30	53.47	38.61	28.44	19.82
December 31	62.78	50.86	29.29	24.53

Number of Stockholders of Record. As of February 15, 2008, the number of record holders of our common stock was 350.

Dividends. We have not declared or paid any cash dividends on our common stock to date and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future because we intend to retain our earnings, if any, to finance the expansion of our business, make acquisitions and for general corporate purposes. Our senior secured bank credit facility and the indentures governing our senior notes restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2007. None of the plans have outstanding warrants or rights other than options, except for stock awards, including shares of restricted and unrestricted stock, and deferred stock awards, including stock units and restricted stock units. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in Column (a) of the following table excludes:

•	shares of common stock issued as restricted and unrestricted stock awards under our 1997 Stock Option Plan, as amended;

•	shares of common stock issued as restricted and unrestricted stock awards under our 2004 Long-Term Incentive Plan (as Amended and Restated April 27, 2006), as amended;

•	shares of common stock issued as restricted and unrestricted stock awards under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective October 25, 2006);

•	shares of common stock issued as stock unit awards and restricted stock unit awards under our Deferred Compensation Plan for Key Employees and Non-Employee Directors; and

•	shares of common stock sold under our 2007 Employee Stock Purchase Plan, as amended.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(in thousands)			(in thousands)
Equity compensation plans approved by our security holders	5,075	(1)	$26.20	3,144	(2)
Equity compensation plans not approved by our security holders	—		—	—

Total	5,075		$26.20	3,144

(1)

Includes 1,595,410 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 1997 Stock Option Plan, 1,886,756 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Long-Term Incentive Plan as amended and 1,592,597 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Global Long-Term Incentive Plan, as amended.

(2)

Includes (a) 160,390 shares of common stock available for issuance under our 2004 Long-Term Incentive Plan, as amended, including 60,616 shares of common stock available for stock awards; (b) 1,288,369 shares of common stock available for issuance under our 2006 Global Long-Term Incentive Plan, as amended, including 572,214 shares of common stock available for stock awards; and (c) 1,695,723 shares of common stock available for issuance under our 2007 Employee Stock Purchase Plan. Does not include 1,392,673 shares of common stock available under our Deferred Compensation Plan for Key Employees and Non-Employee Directors.

Issuances of Unregistered Securities

Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2007 (in thousands except per share amounts).

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (b)
October 1 through October 31, 2007	7	$53.63	—	$31,884
November 1 through November 30, 2007	—	—	—	$31,884
December 1 through December 31, 2007	6	61.55	—	$31,884

Total	13		—

(a)

Represents 13,164 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock and 93 shares repurchased from an employee participating in our 2007 Employee Stock Purchase Plan.

(b)

In October 2003, our Board of Directors initially approved a share repurchase program under which we were authorized to purchase shares of our common stock. From time to time, our Board has increased the amount of or reauthorized share repurchases under the program. The Board authorization of $50.0 million for 2007 expired as of December 31, 2007. On February 25, 2008, our Board of Directors authorized up to $50.0 million of stock purchases under the stock repurchase program through February 25, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 were audited by KPMG LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended December 31, 2005, 2004, 2003 were audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the data below in conjunction with our consolidated financial statements, related notes and other financial information appearing in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Item 8. Financial Statements and Supplementary Data.”

A number of factors have caused our results of operations and financial position to vary significantly from one year to the next and can make it difficult to evaluate period-to-period comparisons because of a lack of comparability. The most significant of these factors are as follows:

Acquisitions

Our results of operations and financial position were impacted by our significant acquisition activities during 2007, 2006, 2005 and 2003. See Note 3— “Acquisitions” to our consolidated financial statements for more information.

Share-Based Payments

Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) using the modified prospective transition method under which prior period amounts are not restated for comparative purposes. In 2006, we began to recognize expense associated with all share-based awards based on the grant-date fair value of the awards. As a result of adopting Statement No. 123(R), our results of operations are different than they would have been if we had continued to account for share-based compensation under Accounting Principles Board (APB) Opinion No. 25. See Note 2— “ Share-Based Compensation” to our consolidated financial statements for the financial statement impact.

Revenues

In December 2005, we received a $22.5 million success fee in connection with the resolution of a legal case involving a bankrupt estate for which we served as fiduciary for several years. We used approximately $9.5 million of the proceeds to compensate professionals primarily in the corporate finance/restructuring segment who participated in the assignment and to provide incentive compensation for other employees. This amount was recorded as accrued compensation in our consolidated balance sheet as of December 31, 2005.

Special Charges

Special charges primarily consist of severance and other contractual employee related costs associated with reductions in workforce. During the third quarter of 2006, we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular, we restructured our corporate finance/restructuring UK operations and consolidated certain of our non-core practices in the U.S., primarily through reductions in workforce. See “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Discontinued Operations

In 2002 we committed to a plan to sell our applied sciences business, which we sold in 2003. Because we eliminated the operations and cash flows of the business components comprising the applied sciences business from our ongoing operations as a result of the disposal transactions, and because we do not have any significant continuing involvement in the operations after the disposal transactions, we have presented the results of the applied sciences business operations as a discontinued operation for all periods prior to the sale.

Stockholders’ Equity

In October 2007, we closed on a public offering of 4,830,000 shares of the Company’s common stock, which included 630,000 shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares, at a price to the public of $50.00 per share, less the underwriting discount and commissions. The net proceeds of the offering were $231.4 million, after payment of the underwriting discounts, commissions and offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
INCOME STATEMENT DATA
Revenues	$1,001,270	$707,933	$539,545	$427,005	$375,695

Operating Expenses
Direct cost of revenues	548,407	389,032	291,592	234,970	176,429
Selling, general and administrative expense	255,238	178,572	127,727	106,730	78,701
Special charges	—	22,972	—	—	3,060
Amortization of other intangible assets	10,615	11,175	6,534	6,836	3,680

	814,260	601,751	425,853	348,536	261,870

Operating income	187,010	106,182	113,692	78,469	113,825
Interest income	8,173	2,575	1,875	788	1,193
Interest and other expenses	(44,391)	(29,405)	(15,064)	(6,399)	(4,621)
Loss on early extinguishment of term loans	—	—	(1,687)	—	(768)
Discount on notes receivable	—	—	—	(475)	—
Litigation settlement (losses) gains, net	(1,002)	(187)	(1,629)	1,672	—

Income from continuing operations, before income tax provision	149,790	79,165	97,187	74,055	109,629
Income tax provision	57,669	37,141	40,819	31,177	44,838

Income from continuing operations	92,121	42,024	56,368	42,878	64,791

Income from operations of discontinued operations, net of income tax provision	—	—	—	—	1,649
Loss from sale of discontinued operations, net of income tax benefit	—	—	—	—	(6,971)

Loss from discontinued operations	—	—	—	—	(5,322)

Net income	$92,121	$42,024	$56,368	$42,878	$59,469

Earnings per common share—basic
Income from continuing operations	$2.14	$1.06	$1.38	$1.02	$1.58

Net income	$2.14	$1.06	$1.38	$1.02	$1.45

Earnings per common share—diluted
Income from continuing operations	$2.00	$1.04	$1.35	$1.01	$1.54

Net income	$2.00	$1.04	$1.35	$1.01	$1.41

Weighted average number of common shares outstanding
Basic	43,028	39,741	40,947	42,099	40,925

Diluted	45,974	40,526	41,787	42,512	42,046

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$360,463	$91,923	$153,383	$25,704	$5,765
Working capital (a)	280,465	116,490	193,208	60,241	14,933
Total assets	1,858,624	1,391,156	959,461	703,827	660,565
Long-term debt, including current portion and fair value hedge adjustments	573,425	570,358	348,431	105,000	121,250
Stockholders’ equity	972,250	565,100	454,269	496,154	455,156

(a)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2007 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “—Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements.

2007 Executive Highlights

During 2007 we experienced strong demand for our services, which enabled us to generate organic revenue growth, excluding the contributions from acquisitions, of 24.4% and 19.2%, respectively, for the fourth quarter and full year. We believe this confirms that there is a very large market for consulting services to help organizations contend with increased risk and globalization, and that FTI Consulting, Inc. (FTI) has a unique set of capabilities to help organizations address issues surrounding those macro drivers. This robust growth in our business during 2007 allowed us to achieve one of our key strategic goals of generating $1 billion in revenue in the third year of a five-year strategic plan.

Our industry-leading growth was driven by strong performances from our technology, corporate finance/ restructuring, strategic communications and economic consulting segments and normalized activity by our forensic and litigation consulting segment. We benefited from the secular trend towards electronic document management in litigation, robust activity in the global capital markets and growing distress caused by tightened credit standards and the turmoil in the sub-prime mortgage markets.

Growth in the technology segment was driven by accelerating global demand for eDiscovery on-demand and on-premise software and related professional services with higher processing volumes related to antitrust “second requests,” product liability, global Foreign Corrupt Practices Act (FCPA) related matters, and board initiated investigations involving electronic evidence. Emerging challenges facing creditors as a result of significant turmoil in the global credit markets and the impact of sub-prime lending created accelerating levels of activity for the corporate finance/restructuring segment from the housing and mortgage-related sectors in addition to ongoing activity in the automotive sector. We received a full year’s contribution in 2007 (as compared to only one quarter in 2006) from our strategic communications segment, while continued robust capital markets and mergers and acquisitions (M&A) activity in addition to expansion in new global markets, drove strong organic growth in the segment. Economic consulting also benefited from the strong M&A environment, winning antitrust and competitive engagements in both the United States (U.S.) and Europe, and the turmoil in the credit markets. Growth in our forensic and litigation consulting segment moderated to more normal levels after unusually active periods in 2005 and 2006, where it was engaged in a large number of stock option backdating cases and trial activity in the pharmaceutical industry.

Another objective of our five-year strategic plan was to generate revenue outside the U.S. through international expansion. In 2006, we made substantial progress toward that goal with the acquisition of FD International (Holdings) Limited (FD), which gave us a presence in Europe, Asia and the Middle East. During 2007, we built on that global platform by acquiring consulting firms in Latin America, Australia, China including Hong Kong and opened an additional office in London and an office in Mexico City. With that we achieved our goal for international expansion, with revenue generated outside the U.S. accounting for 16.2% of our total revenue for the full year ended December 31, 2007 and 18.6% in the fourth quarter ended December 31, 2007. In addition to the acquisitions we are making, our international growth is being driven by strong local market growth as well as an increasing amount of work for global organizations engaging FTI to help manage their risks both domestically and abroad.

In October 2007, we raised net proceeds of $231.4 million in a public equity offering that puts in place a financial foundation for the Company that will enable us to maintain our projected growth through 2008.

Business Overview

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

Our professionals have experience providing services in many areas, including: fraud, damages, lost profits, valuation, antitrust and competition, accountant’s liability and malpractice, contract disputes, patent infringement, price fixing, purchase price disputes, solvency and insolvency, fraudulent conveyance, preferences, disclosure statements, trademark and copyright infringement, the financial impact of government regulations and electronically stored information and repository services. We have strong capabilities in highly specialized industries, including telecommunications, healthcare, transportation, utilities and energy, chemicals, commercial and investment banking, pharmaceuticals, tobacco, retail and information technology. With the acquisition of FD in October 2006, we also have strong capabilities providing strategic communications services.

As of December 31, 2007, we had a total headcount of 2,549 of which 1,954 were revenue-generating professionals. As of December 31, 2007, we had operations across 30 U.S. cities and 16 foreign countries, including the United Kingdom (UK), Ireland, France, Russia, Australia, China including Hong Kong, Japan, Singapore, the United Arab Emirates, South Africa, Brazil and Argentina.

We report financial results for the following five operating segments:

The Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties around the world with end-to-end forensic and litigation services.

The Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world.

The Economic Consulting segment provides law firms, companies, government entities and other interested parties with clear analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and internationally.

The Technology segment provides products, services and consulting to law firms, companies, courts and government agencies worldwide.

The Strategic Communications segment provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting.

Financial and Operating Overview. We derived substantially all of our revenues from providing professional services to our clients in the U.S. and the UK. Over the past several years the growth in our revenues and profitability has resulted primarily from the acquisitions we have completed and also from our ability to attract new and recurring engagements.

Most of our services are rendered under time and expense arrangements that require the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement we also bill our clients for reimbursable expenses, which may include the cost of producing our work products, and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We also render services where the client is required to pay us a fixed monthly fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our technology segment, clients may also be billed based on the amount of data stored on our electronic systems, the volume of information processed and on the number of licensed product users from licensing our Ringtail® products directly to clients for installation within their own environments. While our business has evolved over the last year, seasonal factors, such as the timing of our revenue-generating professionals’ vacations and holidays, continue to impact the timing of our revenues.

Our financial results are primarily driven by:

•	the number of revenue-generating professionals;

•	the utilization rates of the billable professionals we employ;

•	the rate per hour we charge our clients for services;

•	the number and size of engagements we secure;

•	fees from clients on a retained basis; and

•	sales and licensing of our software products and other technology services.

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, special charges and unallocated corporate expenses and including litigation settlement gains and losses, which we refer to as “segment profit.” Segment profit consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of some centrally managed costs, such as information technology services, marketing and facility costs. Although segment profit is not a measure of financial condition or performance determined in accordance with generally accepted accounting principles, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine bonuses. Unallocated corporate expenses include costs related to other centrally managed administrative costs. These administrative costs include corporate office support costs, costs relating to accounting, human resources, legal, company-wide business development functions, as well as costs related to overall corporate management.

During 2007, we completed seven acquisitions for a total cost of $29.9 million, consisting of cash and transaction costs of $24.6 million and 160,060 restricted shares of our common stock valued at $5.3 million. The purchase agreements for these acquisitions contain provisions that include additional payments, some of which may be payable in shares of our common stock at our discretion, based on achievement of annual financial targets in each of the next three to five years. We granted one seller contractual protection against a decline in the value of the restricted common stock issued as consideration for the acquisition. Upon the lapse of contractual restrictions on the transfer and hedging of the common stock, if the market price per share of our common stock is below $28.474, we have agreed to make additional cash payments to the sellers equal to the difference between $28.474 per share and the price per share on the date the restrictions lapse multiplied by the number of released shares of common stock issued by us as purchase price consideration to such holder. Any contingent consideration payable in the future will be applied to goodwill. Based on 2007 financial results, we accrued additional contingent consideration of $3.7 million, which has been included in the preceding disclosed acquisition costs.

In February 2007, we acquired the remaining 3% of FD’s share capital that was outstanding for cash and common stock totaling $7.6 million.

In October 2007, we closed on a public offering of 4,830,000 shares of the Company’s common stock, which includes 630,000 shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares, at a price to the public of $50.00 per share, less the underwriting discount and commissions. The net proceeds of the offering were $231.4 million, after payment of the underwriting discounts, commissions and offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program.

On October 15, 2007, the $150 million aggregate principal amount of 3 3/4% convertible notes due July 15, 2012 became convertible at the option of the holders and currently continue to be convertible through April 15, 2008 as provided in the indenture covering the convertible notes. As a result, these notes have been classified as a current liability on the consolidated balance sheet at December 31, 2007. See “—Equity Price Sensitivity” for additional information.

During 2007, we entered into employment agreements with 25 senior managing directors (SMDs) in our forensic and litigation consulting, technology and corporate finance/restructuring segments (18 in forensic and litigation consulting, six in technology and one in corporate finance/restructuring) who are participating in our senior managing director incentive compensation program (“SMD IC Program”). Most of the individuals signed employment agreements that cover an initial term of five years and include automatic one-year renewal options. The agreements provide for fixed salary and participation in compensation payment plans (for such segment, including incentive awards based on financial measures such as earnings before interest, income taxes, depreciation of property and equipment and amortization of other intangible assets). The employment agreements also provide for initial and periodic equity incentives in the form of stock options or restricted share-based awards. The initial grants of equity incentive awards generally vest over a six-year period. Periodic equity awards will, in most cases, vest over periods ranging from three to five years. We also extended unsecured general recourse forgivable loans to such professionals, provided they were not executive officers. All or a portion of the loans may be forgiven in certain circumstances after the fifth year of service. We believe the loan arrangements enhance our ability to attract and retain senior professionals. The forgivable loans require repayment of principal in full prior to the fifth year of service if the employee’s employment terminates, based on certain events specified in the agreement. Accrued interest is forgiven annually. If the employee’s employment terminates after the fifth year of service, 50% or more of the principal amount of the loan and accrued interest could be forgiven. In connection with the employment arrangements we entered into with SMDs in our forensic and litigation consulting, technology and corporate finance/restructuring segments in our SMD IC Program during 2007:

•

we issued stock options to purchase a total of 755,000 shares of common stock at exercise prices equal to the fair market value of our common stock in each case as of the date that was the later of the date of approval by our Compensation Committee or the effective date of the new employment agreement entered into by the employee;

•	we issued 143,500 restricted share awards; and

•

we funded approximately $22 million of forgivable loans to SMDs in the forensic and litigation consulting, technology and corporate finance/restructuring segments who entered into new employment arrangements during the period.

During 2007, we also issued additional unsecured forgivable loans to senior managing directors and other key professionals who are not participating in the incentive compensation program described above totaling about $13 million.

RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Revenues
Forensic and Litigation Consulting	$217,028	$193,287	$157,263
Corporate Finance/Restructuring	261,625	212,617	211,027
Economic Consulting	174,447	144,091	108,398
Technology	162,837	117,230	62,857
Strategic Communications	185,333	40,708	—

Total revenues	1,001,270	707,933	539,545

Operating Income
Forensic and Litigation Consulting	55,237	53,456	43,234
Corporate Finance/Restructuring	70,574	50,921	69,162
Economic Consulting	46,313	35,529	23,068
Technology	56,298	42,833	22,746
Strategic Communications	46,547	13,726	—

Segment operating income	274,969	196,465	158,210
Unallocated corporate expenses	(77,344)	(56,136)	(37,984)
Special charges	—	(22,972)	—
Amortization of other intangibles	(10,615)	(11,175)	(6,534)

Operating income	187,010	106,182	113,692

Interest income	8,173	2,575	1,875
Interest expense and other	(44,391)	(29,405)	(15,064)
Loss on early extinguishment of term loans	—	—	(1,687)
Litigation settlement losses	(1,002)	(187)	(1,629)

Income before income tax provision	149,790	79,165	97,187
Income tax provision	57,669	37,141	40,819

Net income	$92,121	$42,024	$56,368

Earnings per share—basic	$2.14	$1.06	$1.38
Earnings per share—diluted	$2.00	$1.04	$1.35

Other Operating Data:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands, except rates per hour)
Segment operating income	$274,969	$196,465	$158,210
Depreciation	14,582	9,101	7,233
Litigation settlement losses	(798)	(735)	(861)

Total segment profit (1)	$288,753	$204,831	$164,582

Number of revenue-generating professionals: (at period end)
Forensic and Litigation Consulting	430	388	330
Corporate Finance/Restructuring	406	322	336
Economic Consulting	236	206	184
Technology	344	256	155
Strategic Communications	538	424	—

Total revenue-generating professionals	1,954	1,596	1,005

Utilization rates of billable professionals: (2)
Forensic and Litigation Consulting	75%	78%	76%
Corporate Finance/Restructuring	80%	77%	82%
Economic Consulting	85%	80%	82%
Average billable rate per hour: (3)
Forensic and Litigation Consulting	$321	$305	$284
Corporate Finance/Restructuring	409	400	396
Economic Consulting	412	386	368

(1)	We define segment profit as segment operating income excluding depreciation and including litigation settlement gains or losses, net.
(2)

We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period, assuming a 40-hour work week and a 52 - week year. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented a utilization rate for our technology segment and strategic communications segment as most of the revenues of these segments are not generated on an hourly basis.

(3)

For engagements where revenues are based on number of hours worked by our billable professionals, average billable rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period. We have not presented an average billable rate per hour for our technology segment and strategic communications segment as most of the revenues of these segments are not generated on an hourly basis.

Year Ended December 31, 2007 compared to December 31, 2006

Revenue and Segment Operating Income

During the year ended December 31, 2007, our revenues increased $293.3 million, or 41.4%, as compared to the year ended December 31, 2006. Revenues increased in each of our operating segments during 2007. This growth was primarily attributable to the acquisitions we completed during 2007 and 2006, which accounted for approximately $157.4 million of the year-over-year growth. The remaining increase in revenue was due to organic revenue growth. Segment operating income increased $78.5 million with growth in the operating income of all segments. See “Segment Results” for an expanded discussion of segment revenue and operating income.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $21.2 million during 2007 as compared to 2006 primarily due to the following:

•	Salaries, bonuses and benefits increased $7.6 million primarily as a result of hiring additional corporate employees to support our growing organization.

•

Stock based compensation expense increased $3.9 million as a result of an increase in the amount of stock-based incentives that were awarded in March 2007, the acceleration of certain market-based awards and the increase in participation in our employee stock purchase plan.

•

Professional services increased $3.8 million due primarily to the expense associated with legal, tax and other external consulting services related to our global tax planning initiative completed during the year, and our continuing efforts to upgrade our accounting and reporting systems to more efficiently handle the complex reporting needs of an international organization.

•	Travel, meals and entertainment expense increased $2.9 million primarily related to the increase in corporate travel.

•	Marketing expense increased $2.0 million related to activities to promote our organization.

Amortization of Other Intangible Assets

Amortization expense related to other intangible assets decreased by $0.6 million, or 5%, during 2007 as compared to 2006. Intangible assets from business combinations completed in 2006 and 2005 were fully amortized during 2006 or mid-way through 2007 resulting in a decrease in amortization expense year-over-year. The impact of this decline in amortization expense was partially offset by a full year of amortization expense on intangible assets associated with the acquisition of FD in October 2006 and amortization related to other acquisitions completed in 2007.

Interest Income, Interest Expense and Other

Interest income increased $5.6 million in 2007 as compared to 2006. Interest income on forgivable loans accounted for $3.1 million of the increase. Interest forgiven related to loans made to employees under our senior managing director incentive compensation program was reclassified from interest income to compensation expense in 2007. This reclassification had no impact on our pre-tax income, net income or earnings per share; however, it did result in an increase in direct costs of revenues and interest income in 2007. In addition, interest income increased $2.5 million in due to higher cash and cash equivalent balances in 2007. The additional interest earned on cash and cash equivalents was due to the investment of the proceeds from the public stock offering in the fourth quarter of 2007. Interest expense increased by $15.0 million in 2007 primarily due to the issuance of $215 million in principal amount 7  3/4% notes in October 2006. Interest expense and other also includes realized and unrealized net foreign currency losses of $0.9 million for the year ended December 31, 2007, an increase of $0.8 million over net realized and unrealized foreign currency losses for the year ended December 31, 2006 as a result of the decline in value of the U.S. dollar against other currencies.

Income tax provision

Our effective tax rate decreased from 46.9% in 2006 to 38.5% in 2007. Approximately one-third of the rate decrease was attributable to the implementation of a tax planning strategy that substantially reduced the amount of foreign earnings that were subject to U. S. federal income tax. The balance of the decrease was due to a reduction in state income taxes, primarily due to legislative changes and a decrease in nondeductible expenses as a percentage of pretax income.

Year Ended December 31, 2006 compared to December 31, 2005

Revenue and Segment Operating Income

During the year ended December 31, 2006, our revenues increased $168.4 million, or 31.2%, as compared to the year ended December 31, 2005. Revenues increased in each of our operating segments during 2006 as compared to 2005. This growth was primarily attributable to an increase in the number of billable professionals we employed and the acquisitions we completed during 2005 and 2006. Segment operating income, excluding the $23.0 million in special charges in 2006, increased $38.3 million with growth in the operating income of all segments except corporate finance/restructuring. See “Segment Results” for additional discussion of revenue and segment operating income.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $18.1 million during 2006 as compared to 2005 primarily due to the following:

•

a $7.7 million increase related to the implementation of Financial Accounting Standards Board (FASB) Statement No. 123(R) which requires us to expense the fair value of stock options we grant and the fair value of the discount we offer employees who purchase shares under our employee stock purchase plan;

•

a $5.5 million increase in salaries and benefits as a result of a 12.3% increase in the number of corporate employees necessary to support our growing organization; including a $1.0 million increase in restricted stock grant expense in 2006;

•	a $2.7 million increase in travel-related expenses; and

•	a $2.2 million increase in office rent, facility-related costs and other expenses.

Special Charges

During the third quarter of 2006 we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular we restructured our corporate finance UK operations and consolidated certain of our non-core practices in the U.S., primarily through reductions in workforce. The charges consisted of:

•	$22.1 million of severance and other contractual employee related costs associated with the reduction in workforce, including $0.6 million related to the accelerated vesting of share-based awards; and

•	A $0.9 million non-cash intangible impairment charge associated with the contract backlog we acquired in May 2005 in connection with our acquisition of Cambio.

These actions had the impact of reducing total headcount by 61, including 51 of our revenue-generating professionals. We reduced the number of revenue-generating professionals by 11 in our forensic and litigation consulting segment, by 21 in our corporate finance/restructuring segment and by 19 in our economic consulting segment. We expect to make cash payments in connection with the reduction in workforce through 2008.

Special charges by segment for the year ended December 31, 2006 are as follows:

(in thousands)	2006
Forensic and Litigation Consulting	$9,890
Corporate Finance/Restructuring	7,740
Economic Consulting	4,148
Corporate	1,194

Total Company	$22,972

Amortization of Other Intangibles

Amortization expense related to other intangible assets increased by $4.6 million, or 71.0%, during 2006 as compared to 2005. The increase was primarily due to the acquisitions we completed during 2006.

Interest Income, Interest Expense and Other

Interest expense increased by $14.3 million, or 95.2%, during 2006 as compared to 2005. The increase was due to the issuance of our senior notes and convertible notes.

Loss on early extinguishment of debt

On August 2, 2005 we used $142.5 million of the net proceeds from our senior notes and convertible notes offerings in 2005 to repay all outstanding term loan borrowings under our senior secured credit facility prior to maturity. As a result of this early extinguishment of debt, we wrote off $1.7 million of unamortized debt financing fees.

Income tax provision

Our effective tax rate increased from 42.0% during 2005 to 46.9% during 2006. About half of this rate increase was due to the implementation of FASB Statement No. 123(R), which requires us to expense the fair value of incentive stock options we grant and the fair value of the discount we offer employees who purchase shares under our employee stock purchase plan. We are not entitled to a tax deduction for these expenses unless a disqualifying disposition occurs. Since we cannot predict when or if we will be entitled to a tax deduction for these items, we are unable to record a tax benefit for these items. The effective tax rate increase was also due to an increase in other nondeductible expenses.

SEGMENT RESULTS

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
(dollars in thousands, except rate per hour)	2007	2006	2005
Revenues	$217,028	$193,287	$157,263

Operating expenses:
Direct cost of revenues	119,282	104,091	83,806
Selling, general and administrative expenses	42,509	35,740	30,223

	161,791	139,831	114,029

Segment operating income	55,237	53,456	43,234
Depreciation	2,230	1,855	2,145
Litigation settlement losses	(175)	(5)	(55)

Segment profit	$57,292	$55,306	$45,324

Gross profit margin (1)	45.0%	46.1%	46.7%
Segment operating income as a percent of revenues	25.5%	27.7%	27.5%
Segment profit as a percent of revenues	26.4%	28.6%	28.8%
Number of revenue-generating professionals: (at period end)	430	388	330
Utilization rates of billable professionals	75%	78%	76%
Average billable rate per hour	$321	$305	$284

(1)	Revenues net of direct costs, as a percentage of revenues

Overview

Our forensic and litigation consulting segment provides law firms, companies, government clients and other interested parties around the world with end-to-end forensic and litigation services. We assist our clients in all phases of investigations and litigation, including pre-filing assessments, discovery, trial preparation, expert testimony and other trial support services. We have particular expertise in the pharmaceutical, healthcare and financial services industries.

A number of factors affect the demand for our forensic and litigation consulting services, including, the number of large complex litigations, governmental and regulatory investigations, class-action suits, business espionage and illegal or fraudulent activity. During 2007, we experienced a decline in active large complex litigation matters and governmental and regulatory investigations which weakened demand for our forensic accounting and litigation services. Strong client demand for our business intelligence and investigative services partially offset this impact.

Year Ended December 31, 2007 compared to December 31, 2006

Total revenue increased $23.7 million, or 12.3%, in 2007 as compared to 2006. The primary driver of revenue growth in 2007 was additional revenue from acquired businesses, which accounted for approximately $21.1 million of the revenue growth year-over-year.

Our gross profit margin decreased by 1.1% in 2007 as compared to 2006. The decrease in gross profit margin was primarily the result of the implementation of a comprehensive long-term incentive plan to promote the retention of senior managing directors, which resulted in an increase in share-based compensation and forgivable loan expense in 2007.

Selling, general and administrative costs increased $6.8 million in 2007 as compared to 2006. The main drivers of the increase in selling, general and administrative expenses were acquisitions, which accounted for approximately $3.7 million of the year-over-year increase in expenses and higher occupancy costs in 2007.

Total operating income increased $1.8 million during 2007 as compared to 2006. Excluding $5.6 million of incremental operating income generated by acquired businesses, operating income decreased $3.8 million from 2006. The decrease in operating income was due to a lower gross profit margin in 2007, and an increase in selling, general and administrative expenses driven by higher occupancy costs. Segment operating income as a percent of revenue was 25.5% in 2007, down from 27.7% in 2006. The growth of selling, general and administrative expenses at a greater rate than revenue growth in 2007, coupled with a lower gross profit margin, caused a decline in operating income as a percent of revenue in 2007.

The number of revenue-generating professionals increased by 42 over 2006, with approximately 40 professionals added as a result of acquisitions. The average billable rate per hour increased due to yearly billing rate increases that took effect in September 2006 and 2007.

Year Ended December 31, 2006 compared to December 31, 2005

Total revenues increased $7.2 million due to acquisitions. The remaining increase of $28.8 million was primarily due to planned billing rate increases that went into effect during the third quarter of 2005 and the first and third quarters of 2006, an increase in the number of billable professionals and a large client assignment, which was substantially completed during the first quarter of 2006 that temporarily increased utilization rates.

Selling, general and administrative expenses increased by $5.5 million primarily due to a $2.2 million increase in payroll and travel-related expenses primarily due to an increase in headcount; a $1.7 million increase in outside services and legal expenses; and a $1.6 million increase in marketing, advertising and other expenses. The acquisitions completed during 2006 accounted for 24% of the increase in selling, general and administrative expenses.

Segment operating income increased primarily due to planned billing rate increases implemented in the first and third quarters of 2006 and improvements in segment profits related to a large client assignment that was substantially completed during the first quarter of 2006 that resulted in higher than normal utilization rates during the quarter. In addition, the acquisitions we completed during 2006 contributed $1.1 million to the increase. Segment operating income was negatively impacted by $0.5 million of stock option expense associated with our adoption of FASB Statement No. 123(R) on January 1, 2006.

The number of revenue-generating professionals increased primarily due to the acquisitions we completed in the third quarter of 2006. The number of revenue-generating professionals decreased due to the actions we took to reduce our workforce beginning in September 2006, which reduced the number of revenue-generating professionals by 11. The average billable rate per hour increased due to rate increases in the third quarter of 2005 and the first and third quarters of 2006 and a change in staff mix.

CORPORATE FINANCE/RESTRUCTURING

	Year Ended December 31,
(dollars in thousands, except rate per hour)	2007	2006	2005
Revenues	$261,625	$212,617	$211,027

Operating expenses:
Direct cost of revenues	149,955	126,160	109,617
Selling, general and administrative expenses	41,096	35,536	32,248

	191,051	161,696	141,865

Segment operating income	70,574	50,921	69,162
Depreciation	1,581	1,323	1,647
Litigation settlement losses	(526)	(730)	(801)

Segment profit	$71,629	$51,514	$70,008

Gross profit margin (1)	42.7%	40.7%	48.1%
Segment operating income as a percent of revenues	27.0%	23.9%	32.8%
Segment profit as a percent of revenues	27.4%	24.2%	33.2%
Number of revenue-generating professionals: (at period end)	406	322	336
Utilization rates of billable professionals	80%	77%	82%
Average billable rate per hour	$409	$400	$396

(1)	Revenues net of direct costs, as a percentage of revenues

Overview

Our corporate finance/restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include law firms, companies, boards of directors, private equity sponsors, banks, lenders and other financing sources, governmental entities and regulators, and other parties-in-interest. We advise on a wide range of areas, including restructuring, bankruptcy, claims management, mergers and acquisitions, post-acquisition integration, valuations, tax issues and performance improvement. We also provide expert witness testimony and trustee and examiner services. We have particular expertise in the automotive, chemicals, communications, media and entertainment, energy, healthcare, real estate and retail industries.

Year Ended December 31, 2007 compared to December 31, 2006

Total revenues increased $49.0 million, or 23.0%, in 2007 as compared to 2006. Revenues from consulting billed on an hourly basis increased $20.8 million in 2007 as compared to 2006. Approximately 80% of the increase in hourly consulting revenue was due to an increase in chargeable hours in 2007. Revenue growth from our transaction advisory services sub-practice accounted for a significant portion of the year-over-year growth in hourly consulting revenue. The remaining increase in hourly consulting revenue was driven by increased demand for restructuring consulting in both the U.S. and the UK, with major engagements focused on consulting related to the downturn in the sub-prime mortgage and housing market. Revenue billed on a retainer fee basis increased $13.1 million in 2007 as compared to 2006. Revenue growth in our healthcare sub-practice was the sole driver of the increase in this revenue in 2007. Outside consultant revenue increased $5.0 million in 2007 over 2006. Outside consultants were used for their specific expertise, as needed, on engagements, to supplement the expertise of professionals employed by the corporate finance/restructuring segment. The remaining increase in revenue was related to other miscellaneous revenues mostly driven within our healthcare sub-practice.

Our gross profit margin improved by 2.0% in 2007 as compared to 2006. The improvement in our gross profit margin was due to the actions we took in the third quarter of 2006 to restructure our underperforming operations.

Selling, general and administrative costs increased $5.6 million in 2007 as compared to 2006. The primary drivers included a $1.8 million increase in recruiting costs, a $1.8 million increase in bad debt expense and a $1.5 million increase in rent and occupancy costs.

Operating income increased $19.7 million, or 38.6%, in 2007 as compared to 2006. This increase was primarily due to revenue growth at improved gross profit margins. Segment operating income as a percent of revenue improved to 27.4% of revenues over 24.2% in 2006. This increase was the result of a higher gross profit margin in 2007 and a decrease in selling, general and administrative expenses as a percent of revenues.

The number of revenue-generating professionals increased by 84 over 2006, due to hiring associated with the increased demand for our services. The average billable rate per hour increased as a result of billing rate increases that went into effect in January 2007, along with a change in staff mix working on engagements. Senior management within the segment had increased billable hours in 2007 as compared to 2006, which increased the overall average billable rate.

Year Ended December 31, 2006 compared to December 31, 2005

Total revenues increased $1.6 million in 2006 as compared to 2005. Revenues increased $15.1 million primarily due to an increase in billable hours attributable to increases in the number of billable professionals and improved staff mix, partially offset by lower utilization. Revenues increased $6.8 million due to the acquisition of Cambio Health Solutions (Cambio) that occurred on May 31, 2005. Revenue growth in 2006 was offset by a $20.3 million decrease in success fees primarily due to a $22.5 million success fee received in the fourth quarter of 2005.

Selling, general and administrative expenses increased by $3.3 million primarily due to a $1.4 million increase in payroll and travel-related expenses; a $1.2 million increase in legal expenses; a $1.1 million increase in bad debt expense; and a $0.4 million decrease in rent and other. About 78% of the overall increase in selling, general and administrative expenses in this segment was related to the acquisition of Cambio.

Segment operating income decreased $18.2 million primarily due to a $22.5 million success fee received in the fourth quarter of 2005, which contributed about $13.0 million to segment operating income after providing for incentive compensation. In addition, our operations in the UK experienced a $5.3 million decline in segment profits because the growth in compensation expense significantly exceeded the growth in revenues. We also increased our investment in our current and recently hired professionals. As described previously, we entered into new employment agreements with our current senior managing directors in this segment during 2006 that also resulted in an increase in share based compensation expense and an increase in expense related to the forgivable loans granted in connection with contract renewals. Segment profits were negatively impacted by $1.0 million of stock option expense associated with our adoption of FASB Statement No. 123(R) on January 1, 2006. The increase in compensation related expenses related to newly-hired senior professionals coupled with a decrease in utilization rates contributed to the decrease in profits in this segment.

The number of revenue-generating professionals decreased primarily due to the actions we took to reduce our workforce beginning September 2006, which reduced the number of revenue-generating professionals by 21. The average billable rate per hour increased due to a planned increase in billable rates during the first quarter of 2006 and a change in staff mix.

ECONOMIC CONSULTING

	Year Ended December 31,
(dollars in thousands, except rate per hour)	2007	2006	2005
Revenues	$174,447	$144,091	$108,398

Operating expenses:
Direct cost of revenues	106,174	88,483	69,472
Selling, general and administrative expenses	21,960	20,079	15,858

	128,134	108,562	85,330

Segment operating income	46,313	35,529	23,068
Depreciation	1,772	1,344	1,186
Litigation settlement losses	—	—	(5)

Segment profit	$48,085	$36,873	$24,249

Gross profit margin (1)	39.1%	38.6%	35.9%
Segment operating income as a percent of revenues	26.5%	24.7%	21.3%
Segment profit as a percent of revenues	27.6%	25.6%	22.4%
Number of revenue-generating professionals: (at period end)	236	206	184
Utilization rates of billable professionals	85%	80%	82%
Average billable rate per hour	$412	$386	$368

(1)	Revenues net of direct costs, as a percentage of revenues

Overview

Our economic consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and internationally. We deliver sophisticated economic analysis and modeling of issues arising in mergers and acquisitions, complex antitrust litigation, commercial disputes, regulatory proceedings and securities litigation. Our statistical and economic experts help our clients analyze complex economic issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. We have deep industry experience in such areas as commercial and investment banking, telecommunications, energy, transportation, healthcare, IT/Internet and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex derivatives), competitive effects and intellectual property disputes. They also provide analyses and advice relating to antitrust and competition cases, regulatory proceedings and business valuations.

Year Ended December 31, 2007 compared to December 31, 2006

Total revenues increased $30.4 million, or 21.1%, in 2007 as compared to 2006. Revenue from consulting billed on an hourly basis increased $21.7 million in 2007 as compared to 2006. The increase in consulting revenue was due to an increase in billable hours and rate increases in 2007. The number of billable hours increased in 2007 due to increased demand for our services driven by several large antitrust engagements, private equity merger and acquisition consulting in early 2007, and financial economic and strategic merger and acquisition consulting in the latter half of the year. Outside consultant revenue also increased by $6.7 million in 2007 as compared to 2006. We retain outside consultants if we need unique expertise for a particular engagement. The remaining increase in revenue in 2007 was primarily due to an increase in other engagement related charges that have been passed onto our clients.

Our gross profit margin improved by 0.5% in 2007 as compared to 2006. The margin improvements that resulted from our headcount reductions in 2006 were offset by increased costs associated with stock option grants resulting from our higher stock price in 2007.

Selling, general and administrative expenses increased $1.9 million in 2007 as compared to 2006. The primary driver of the increase in selling, general and administrative expenses was a $1.7 million increase in rent and occupancy costs.

Total operating income increased $10.8 million, or 30.4%, compared to 2006. The primary reason for the increase in operating income was revenue growth at improved margins. Segment operating income as a percent of revenues improved to 26.5% in 2007 over 24.7% in 2006. The improved operating income margin in 2007 was driven by a higher gross profit margin and a decrease in selling, general and administrative expenses as a percent of revenues in 2007.

The number of revenue-generating professionals increased by 30 over 2006 due to hiring associated with the increased demand for our services. The average billable rate per hour increased due to billing rate increases in January 2007 for most of the economic consulting group, with additional rate increases in June 2007 and October 2007 for some of our sub-practice groups.

Year Ended December 31, 2006 compared to December 31, 2005

Total revenues increased by $35.7 million primarily due to the acquisition of Competition Policy Associates, Inc., (Compass) in January 2006, which contributed $24.8 million of revenues. Billing rate increases and improving market conditions throughout 2005 and into the first quarter of 2006 also contributed to the increase.

Selling, general and administrative expenses increased by $4.2 million primarily due to a $1.8 million increase in payroll and travel-related expenses; and a $2.4 million increase in rent and other costs. The acquisition of Compass accounted for 69% of the increase in overall selling, general and administrative expenses.

Segment operating income increased $12.5 million primarily due to segment operating income of $11.1 million attributable to our acquisition of Compass. Segment operating income was negatively impacted by $1.2 million of stock option expense associated with our adoption of FASB Statement No. 123(R) on January 1, 2006.

The number of revenue-generating professionals increased primarily due to the addition of 26 revenue-generating professionals when Compass was acquired in January 2006. This increase was offset in part by the actions we took to reduce our workforce beginning in September 2006, which reduced the number of revenue-generating professionals by 19. The average billable rate per hour increased due to increases in billable rates implemented by Compass during the third quarter of 2006 and our Lexecon business in the first and third quarters of 2006.

TECHNOLOGY

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005
Revenues	$162,837	$117,230	$62,857

Operating expenses:
Direct cost of revenues	75,619	51,926	28,697
Selling, general and administrative expenses	30,920	22,471	11,414

	106,539	74,397	40,111

Segment operating income	56,298	42,833	22,746
Depreciation	6,623	4,132	2,255

Segment profit	$62,921	$46,965	$25,001

Gross profit margin (1)	53.6%	55.7%	54.3%
Segment operating income as a percent of revenues	34.6%	36.5%	36.2%
Segment profit as a percent of revenues	38.6%	40.1%	39.8%
Number of revenue-generating professionals: (at period end)	344	256	155

(1)	Revenues net of direct costs, as a percentage of revenues

Overview

Our technology segment provides products, services and consulting to law firms, companies, courts and government agencies worldwide. Our principal business focuses on the collection, preservation, review and production of electronically stored information, or ESI. ESI can include e-mail, computer files, voicemail, instant messaging or transactional data stored on a computer or residing within a variety of electronic systems. Our technology professionals combine industry leading software tools and domain experience to help our clients manage this information in a variety of litigation, investigation and arbitration related activities. Our repository services team provides a highly scalable, on-demand and on-premise litigation review environment using our Ringtail® product suite.

Year Ended December 31, 2007 compared to December 31, 2006

Revenues increased by $45.6 million, or 38.9%, in 2007 over 2006. Revenues related to our consulting services increased approximately $14 million while revenues generated from unit-based sales in our software as a service business increased approximately $32 million. Revenue growth was driven by accelerating global demand for eDiscovery software and professional services coupled with high processing volumes related to investigations, antitrust matters and pharmaceutical industry engagements. Our investment in a global network operating platform has provided a mechanism to support growth opportunities servicing international matters in the Far East and Europe, which contributed to revenue growth in our offshore operations.

Our gross profit margin decreased 2.1% in 2007 as compared to 2006. The decrease in gross profit margin was primarily the result of entering into a comprehensive incentive compensation plan to promote the long-term retention of our senior managing directors, which resulted in an increase in share-based compensation and forgivable loan expense in 2007. Our gross profit margin was also impacted by investments in our global technology infrastructure and delivery platform giving rise to increased depreciation expense.

Selling, general and administrative expenses increased $8.4 million in 2007 as compared to 2006. The primary drivers of the increase in selling, general and administrative expenses were a $4.1 million increase in rent and occupancy costs and an increase in salaries and benefits, marketing and travel-related expenses related to domestic and international growth in our segment.

Operating income increased $13.5 million, or 31.4%, in 2007 as compared to 2006 due to revenue growth. Operating income as a percent of revenue was 34.6% in 2007 compared to 36.5% in 2006. The decrease in operating income as a percent of revenue was due to the lower gross profit margin in 2007.

Increased demand for our services resulted in an increase of 88 revenue-generating professionals in 2007 as compared to 2006.

Year Ended December 31, 2006 compared to December 31, 2005

We began to manage our technology segment as a separate reportable operating segment beginning in January 2006. This operating segment was previously managed within our forensic and litigation consulting segment. We have presented estimated 2005 segment results to compare to our 2006 presentation. However, if our technology segment had been managed as a separate segment during 2005, our actual results may have differed significantly as items such as direct bonuses and allocations of selling, general and administrative expenses may have been computed differently.

Revenues increased by $54.4 million during 2006 as compared to 2005. Growth in our technology segment was driven by the offerings of end-to-end ESI services to our customers and the addition of a technical sales team.

Selling, general and administrative expenses increased by $11.1 million primarily due to a $4.5 million increase in payroll and travel-related expenses; a $5.4 million increase in rent and facility related costs, including depreciation expense; and a $1.2 million increase in marketing and other expenses. Selling, general and administrative expenses grew in this segment primarily to support its growth over the last year.

In February 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail® business. Ringtail® is a developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. Segment operating income increased $20.1 million primarily driven by $6.2 million of increased operating income for Ringtail® and an increase in demand for our technology services and products. Growth in our technology segment was driven by the offerings of end-to-end solutions to our customers and the addition of a technical sales team, resulting in increasing sales of our electronic evidence and other services. Segment operating income in our technology segment was negatively impacted by $0.7 million of stock option expense associated with our adoption of FASB Statement No. 123(R).

The number of revenue-generating professionals increased primarily due to increased demand for our services that began during the second half of 2005.

STRATEGIC COMMUNICATIONS

	Three Months Ended December 31, 2007	Year Ended December 31,
(dollars in thousands)		2007	2006(2)
Revenues	$59,990	$185,333	$40,708

Operating expenses:
Direct cost of revenues	33,194	97,377	18,372
Selling, general and administrative expenses	11,213	41,409	8,610

	44,407	138,786	26,982

Segment operating income	15,583	46,547	13,726
Depreciation	654	2,376	447
Litigation settlement losses	(90)	(97)	—

Segment profit	$16,147	$48,826	$14,173

Gross profit margin (1)	44.7%	47.5%	54.9%
Segment operating income as a percent of revenues	26.0%	25.1%	33.7%
Segment profit as a percent of revenues	26.9%	26.3%	34.8%
Number of revenue-generating professionals: (at period end)	538	538	424

(1)	Revenues net of direct costs, as a percentage of revenues
(2)	FD was acquired on October 4, 2006.

Overview

Our strategic communications segment provides advice and consulting services related to financial communications, brand communications, public affairs and reputation management and business consulting. We believe that we have developed a unique, integrated offering that incorporates a broad scope of services, diverse sector coverage and global reach that distinguishes us from other communications consultancies. We are able to advise clients from almost every major business center in the world on strategic and financial communications issues. We combine our core investor relations, public relations and public affairs capabilities with other services to present clients with integrated business communications solutions.

Year Ended December 31, 2007 compared to December 31, 2006

The strategic communications segment was formed as a result of the acquisition of FD in October 2006. Due to the timing of the acquisition, the results for the year ended December 31, 2006 are for a three month period. The following discussion compares the results for the year ended December 31, 2006 to the results for the three months ended December 31, 2007, which have been presented in the preceding table.

Total revenues increased in 2007 over 2006 as a result of twelve months of revenue in 2007 as compared to three months of revenue in 2006. Revenue for the first nine months of 2007 totaled $125.3 million. Revenues for the three months ended December 31, 2007 were $60.0 million, a $19.3 million, or 47.4%, increase over revenues of $40.7 million for the three months ended December 31, 2006. Fluctuations in exchange rates, primarily due to the weakening of the U.S. dollar relative to the British pound, accounted for $1.7 million of the revenue growth. Acquisitions accounted for $8.3 million of the increase in revenue for the three months ended December 31, 2007. The remaining revenue increase was due to project-based revenue related to mergers and acquisitions and initial public offerings and an increase in direct costs passed through to clients.

Our gross profit margin for the quarter ended December 31, 2007 decreased 10.2% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The decrease in gross profit margin was primarily due to the timing of the recognition of incentive compensation in 2006 and a higher level of direct costs passed through to and incurred on behalf of clients in 2007. No incentive compensation was recorded in the fourth quarter of 2006 per the terms of the acquisition agreement.

Selling, general and administrative expenses increased in 2007 as compared to 2006, due to twelve months of expense in 2007 as compared to three months of expense in 2006. Selling, general and administrative expenses for the first nine months of 2007 totaled $30.2 million. Selling, general and administrative expenses for the three months ended December 31, 2007 were $11.2 million, a $2.6 million increase over selling, general and administrative expenses of $8.6 million for the three months ended December 31, 2006. Acquisitions accounted for $1.7 million of the quarter over quarter increase in expenses. The remaining increase of $0.9 million was due to an increase in overhead staff and marketing expenses to support the growth in this segment.

Operating income increased in 2007 over 2006 as a result of twelve months of operating income in 2007 as compared to three months of operating income in 2006. Operating income for the first nine months of 2007 totaled $30.9 million. Operating income for the three months ended December 31, 2007 was $15.6 million, a $1.9 million increase over operating income for the three months ended December 31, 2006. The weakening of the U.S. dollar relative to the British Pound accounted for $0.2 million of the growth in operating income for the three months ended December 31, 2007. The remaining increase in operating income for the three months ended December 31, 2007 resulted from acquisitions, which contributed $3.8 million in operating income. Operating income from our base practices declined in the fourth quarter of 2007 as compared to the fourth quarter of 2006 primarily due to the higher direct costs in 2007 related to incentive compensation. Correspondingly, segment operating income as a percent of revenues for the fourth quarter of 2007 was 26.0% down from 33.7% in the fourth quarter of 2006.

The number of revenue-generating professionals increased by 114 over 2006, with approximately 90 professionals added as a result of acquisitions.

Year Ended December 31, 2006 compared to December 31, 2005

In October 2006, we completed our acquisition of approximately 97% of the share capital of FD. We formed our strategic communications segment with this acquisition. The financial results for 2006 presented in the preceding table are the financial results for FD for the three month period ended December 31, 2006.

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

We recognize revenue related to sales of software licenses using the guidance from AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and other related literature. Revenues from support and maintenance are recognized ratably over the term of the agreement. Additionally, revenues related to the amount of data stored or processed, or the number of pages or images processed are recognized as the services are provided based-on agreed-upon rates.

Some clients, primarily in our corporate finance/restructuring segment, pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, when we complete our work. If the client is in bankruptcy, fees for our professional services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work. We make a determination whether to record all or a portion of such a holdback as revenue prior to collection on a case-by-case basis.

In our strategic communications segment most clients pay us an up-front retainer that will be earned in fixed amounts over an agreed upon period. These agreements can be either long-term or based on projects of a short-term nature. On certain engagements, our strategic communications segment earns success fees for projects when working towards a predefined outcome.

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions or refunds imposed by bankruptcy courts. Even if a bankruptcy court approves interim payment of our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for these risks by reviewing the status of all accounts and recording reserves based on our experiences in these cases and historical bad debt expense. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or the bankruptcy court requires us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing significant services.

The provision for unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments, estimates of refunds that may be imposed by bankruptcy courts and other discretionary pricing adjustments. The provision for doubtful accounts relates to a client’s inability or unwillingness to make required payments, and is recorded as bad debt expense which we classify within selling, general and administrative expense. Bad debt expense totaled $11.8 million, $8.6 million and $5.5 million in 2007, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets. The majority of our goodwill and other intangible assets were generated from acquisitions we have completed since 2002. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements and software. We make at least annual impairment assessments of our goodwill and intangible assets. In making these impairment assessments, we must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of our business that are associated with these assets. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment charges to adjust our goodwill and other intangible assets to their estimated implied fair value or net realizable value.

Share-Based Compensation. Effective January 1, 2006, we adopted FASB Statement No. 123(R) and began to recognize expense in our statement of operations associated with all share-based awards based on the grant-date fair value of the awards. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards, such as stock options and discounts provided for stock purchases under our employee stock purchase plan. However, we use a lattice model to value options that vest upon the earlier of the achievement of a service condition or the achievement of a market condition. The determination of the fair value of share-based awards using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Depending upon the model used, those assumptions include estimating:

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

We have reviewed each of these assumptions carefully and based on the analysis discussed in Note 2 – “Share-Based Compensation” to our consolidated financial statements determined our best estimate for these variables. Of these assumptions, the expected term of the option, post-vesting forfeiture rate, suboptimal exercise factor and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of option holders and the expected performance of our common stock. An increase in the volatility of our common stock will increase the amount of compensation expense on new awards. An increase in the expected term of the awards will also cause an increase in compensation expense. An increase in the post-vesting forfeiture rate will cause a decrease in compensation expense as the employee is not likely to hold the option for the contractual term. An increase in the suboptimal exercise factor will cause an increase in the value of the award. Risk-free interest rates are less difficult to estimate, but an increase in the risk-free interest rate will increase compensation expense. We do not currently anticipate paying any dividends on our common stock in the foreseeable future. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

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

If factors change and we employ different assumptions in the application of Statement No. 123(R) in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation. The Black-Scholes option-pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe the existing models do not necessarily provide a reliable measure of the fair value of our share-based awards. Consequently, there is a risk that our estimates of the fair values of our share-based awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Some share-based payments, such as stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates derived from these valuation models, or is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with Statement No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Income Taxes. Our income tax provision consists principally of federal, state and international income taxes. We generate income in a significant number of states located throughout the U. S. as well as several foreign countries. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have not recorded any significant valuation allowances on our deferred tax assets as we believe the recorded amounts are more likely than not to be realized. If the assumptions used in preparing our income tax provision differ from those used in the preparation of our income tax return, we may experience a change in our effective income tax rate for the year.

Significant New Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings at each reporting date. The fair value option (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for under the equity method; (ii) is generally irrevocable; and (iii) is applied only to entire instruments and not portions of instruments. We are required to adopt Statement No. 159 no later than January 1, 2008. We have evaluated the impact of adopting this standard and, as permitted by the standard, have determined that we will not elect to fair value any financial instruments that are not required to be presented at fair value under generally accepted accounting principles.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, Statement No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Statement No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We believe the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” which replaces FASB Statement No. 141. Statement No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We are required to adopt Statement No. 141(R) as of our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact of adopting this standard and foresee no immediate impact at adoption.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. However, on February 12, 2008 the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not believe the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows.

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Net cash provided by operating activities	$77,953	$63,966	$99,379
Net cash used in investing activities	(68,183)	(297,385)	(64,858)
Net cash provided by financing activities	260,436	169,764	93,158

We have historically financed our operations and capital expenditures solely through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation amounts and estimated income taxes. Any cash short-falls have historically been funded through borrowings on our line of credit. Our cash flows generally improve subsequent to the first quarter of each year.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

During 2007, our cash flows from operating activities increased $14.0 million as compared to 2006. The increase in cash provided by operating activities was primarily due to increased net income before non-cash items, lower forgivable loan payments in 2007 and the $11.2 million we received from two of our landlords to fund tenant improvements. These landlord payments will be accounted for as a reduction of rent expense over the life of the related lease. We invested in our professionals in the form of incentive compensation and forgivable loans and signing bonuses in 2007 and 2006. We funded approximately $35 million in forgivable loans in 2007 as compared to approximately $42 million in forgivable loans and refundable signing bonuses in 2006. We also used $8.0 million during 2006 to fund loans in connection with the Compass acquisition.

Our operating assets and liabilities consist primarily of cash and cash equivalents, billed and unbilled accounts receivable, forgivable loans included in notes receivable, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. Our billed and unbilled accounts receivable, net of billings in excess of services provided have increased across most of our operating segments since December 31, 2006. This was primarily due to increased revenues during 2007. At December 31, 2007, a trade receivable for our economic consulting segment, which is classified in other long-term assets, represented $18.1 million of fees for services rendered where payment will not be received until completion of the client engagement.

Net cash used in investing activities during 2007 decreased by $229.2 million as compared to 2006 due to a $235.1 million decrease in cash used to fund acquisition activities offset by an increase of $6.1 million in capital expenditures. For the year ended December 31, 2007, net cash used in investing activities included $5.2 million of cash used to acquire the remaining 3% of the share capital of FD; $8.7 million of contingent consideration payments; and $18.4 million of cash payments related to other acquisition activities. Net cash used in investing activities for the year ended December 31, 2006 included $195.3 million in cash to acquire FD, $46.9 million in cash used to acquire Compass, and $21.3 million of net cash to complete three other acquisitions during 2006.

Our financing activities for the year ended December 31, 2007 consisted principally of a public offering of common stock, borrowings and repayments on our line of credit and $18.1 million used to buy shares of our common stock under our share repurchase program offset by $37.1 million of cash received from the exercise of stock options. In October 2007, we closed on a public offering of 4,830,000 shares of the Company’s common stock, which included 630,000 shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares at a price to the public of $50.00 per share less the underwriting discount and commissions. The net proceeds from the offering were $231.4 million, after payment of the underwriting discounts, commissions and offering costs. We intend to use the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program. During 2006, our financing activities consisted primarily of $215.0 million of gross proceeds from our senior notes offering in October 2006; the repayment of term loans on behalf of FD in the amount of $25.5 million; and $23.4 million of cash used to repurchase shares of our common stock, including $6.8 million we paid to settle the accelerated share repurchase agreement that is described in Note 13—“Stockholders’ Equity.”

In October 2003, our Board of Directors first authorized a stock repurchase program. In February 2008, our Board of Directors authorized a stock repurchase program which is currently in effect through February 2009 in the aggregate of $50 million. The shares of stock may be purchased through an open market transaction and will be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

During 2006, our cash flows from operating activities decreased $35.4 million as compared to 2005 as a result of our increasing investment in our professionals in the form of incentive compensation and forgivable loans and signing bonuses. Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable and accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. During 2006, we had higher incentive compensation payments than in 2005 primarily due to our strong performance in 2005 as well as the payment of $9.5 million of bonuses in connection with a large success fee we received during the fourth quarter of 2005. In connection with the employment arrangements we entered into with senior managing directors and key professionals during 2006, we funded about $42 million of forgivable loans and refundable signing bonuses. We also used $8.0 million during 2006 to fund loans in connection with the Compass acquisition.

During 2006, our accounts receivable, net of billings in excess of services provided, have increased causing an increase in our cash used in operations as compared to 2005. This is primarily due to increasing revenues. Our total company days sales outstanding improved from December 31, 2005 to December 31, 2006 primarily due to an improvement in cash collections in December 2006. At December 31, 2006, a trade receivable for our economics consulting segment classified within other long-term assets represented $12.4 million of fees for services rendered where payment will not be received until completion of the client engagement. This specific matter caused days sales outstanding to be high in this segment.

Net cash used in investing activities during 2006 increased $232.5 million as compared to the same period in 2005 primarily due to an increase in cash used to fund acquisition activities and an increase in capital expenditures. During 2006, net cash used in investing activities includes:

•	$46.9 million used to acquire Compass, which represents the total cash paid for the acquisition of $47.3 million net of $0.4 million of cash received; and

•	$195.3 million to acquire FD, which consists of total cash paid for the acquisition of $220.8 million net of $25.5 million of cash received.

In addition, we used $21.3 million of net cash to complete three other acquisitions during 2006. During 2005, net cash used in investing activities included $26.3 million of net cash used to acquire Cambio and $19.6 million to fund the Ringtail acquisition, offset by $5.5 million received as payment in full from a note receivable due from the purchasers of one of our former subsidiaries. Capital expenditures increased $12 million in 2006 as compared to 2005, which supported the continued growth of our technology segment and the renovation and expansion of our offices. We had no material outstanding purchase commitments as of December 31, 2006.

During 2006, our financing activities primarily consisted of $215.0 million of gross proceeds from our senior notes offering; the repayment of term loans on behalf of FD in the amount of $25.5 million; and $23.4 million of cash used to repurchase shares of our common stock, including $6.8 million we paid to settle the accelerated share repurchase agreement that is described in Note 13—“Stockholders’ Equity.” During 2005, our financing activities consisted of $350.0 million of gross proceeds from our senior notes and convertible notes offerings and additional term loan borrowings of $50.0 million offset by $155.0 million used to fully repay our term loans; $13.1 million used to pay debt financing costs; and $148.1 million used to purchase shares of our common stock, of which we financed $125.3 million from the net proceeds of our convertible notes offering as discussed in Note 13—”Stockholders’ Equity.”

Capital Resources

Our amended and restated senior secured bank credit facility provides for a $150.0 million revolving line of credit. The maturity date of the revolving line of credit is September 30, 2011. We may choose to repay outstanding borrowings under the senior secured bank credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets.

Our senior secured bank credit facility and the indentures governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than consulting related businesses. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA); EBITDA to specified charges; and the maintenance of a minimum net worth, each as defined under the senior secured bank credit facility. At December 31, 2007, we were in compliance with all covenants as stipulated in the senior secured bank credit facility and the indentures governing our senior notes.

As of December 31, 2007, our capital resources included $360.5 million of cash and cash equivalents and $140.8 million of available borrowing capacity under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of December 31, 2007, we had $9.2 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $140.8 million.

In October 2007, we closed on a public offering of 4,830,000 shares of the Company’s common stock, which included 630,000 shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares at a price to the public of $50.00 per share less the underwriting discount and commissions. The net proceeds from the offering were $231.4 million, after payment of the underwriting discounts, commissions and offering costs. We intend to use the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our business;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under our senior managing director incentive compensation program;

•	discretionary funding of our stock repurchase program;

•	potential earn-out obligations related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings.

We currently anticipate capital expenditures will be about $42 million to $46 million to support our organization during 2008, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions, but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate; if we are required to purchase additional equipment specifically to support a client engagement; or if we pursue and complete additional acquisitions.

Holders of our 3 3/4 % convertible senior notes may convert them only under certain circumstances, including certain stock price related conversion contingencies. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events.

On October 15, 2007, the $150 million aggregate principal amount of 3 3/4% convertible notes (Notes) due July 15, 2012 became convertible at the option of the holders and are currently convertible through April 15, 2008 as provided in the indenture covering the Notes. The Notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2007 and January 15, 2008.

Upon surrendering any Note for conversion, in accordance with the Indenture, the holder of such Note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the Note as defined in the Indenture. The conversion feature results in a premium over the face amount of the notes equal to the difference between our stock price as determined by the calculation set forth in the Indenture and the conversion price of $31.25 time the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the Indenture. Assuming conversion of the full $150 million principal amount of the Notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. We have adequate capital resources to fund potential conversions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and as of December 31, 2007. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2007 and prior to the September 30, 2011 maturity date.

The interest obligation on our long-term debt assumes that our senior notes and our convertible notes will bear interest at their stated rates. Our convertible notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash. We enter into derivative contracts, mainly to protect against adverse interest rate movements on the value of our long-term debt, under which we are required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of interest rate swap agreements with notional amounts totaling $60.0 million. Derivative contracts are carried at fair value on our consolidated balance sheet. Because the derivative contracts recorded on our consolidated balance sheet at December 31, 2007 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the following table. However, our total interest expense will be impacted by net cash flows under these derivative contracts. Further discussion of our derivative instruments is included in Note 10—“Derivative Instruments and Hedging Activities” to our consolidated financial statements.

Future contractual obligations related to our operating leases are net of contractual sublease receipts. Long-term debt that is callable by the holder has been classified as maturing in 2008 on the following table.

Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Long-term debt	$573,054	$157,772	$45	$46	$47	$48	$415,096
Interest on long-term debt	261,777	38,014	37,555	37,542	37,542	37,541	73,583
Operating leases	267,202	27,530	26,462	26,026	25,641	22,003	139,540

Total obligations	$1,102,033	$223,316	$64,062	$63,614	$63,230	$59,592	$628,219

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $140.8 million of availability under our revolving line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $360.5 million of cash and cash equivalents at December 31, 2007;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2008 of about $42 million to $46 million;

•	funds required to satisfy earn-out and other obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the discretionary funding of our share repurchase program;

•	the funds required to satisfy conversion of convertible notes; and

•	other known future contractual obligations.

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

We primarily use senior notes, convertible notes and our senior bank credit facilities to finance our obligations. We are exposed to market risk from changes in interest rates and equity prices. Our primary interest rate risk results from changes in the London Interbank Offered Rate (LIBOR), U.S. Prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. From time to time, we use derivative instruments, primarily consisting of interest rate swap agreements, to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

Interest Rate Risk

The following table summarizes our market risks from changes in interest rates as of December 31, 2007 and 2006. Since our financial instruments expose us to interest rate risks, these instruments are presented within each market risk category. The table presents principal cash flows and related weighted average interest rates by year of maturity for our senior notes. Our convertible notes and other debt that is callable by the holder have been shown as maturing in 2008. The table excludes the potential exercise of the relevant redemption or conversion features of our notes. For interest rate swap agreements, the table presents notional amounts and related interest rates by year of maturity. The fair values included in this section have been determined based on quoted market prices for our senior notes and convertible notes and estimates from bankers to settle interest swap agreements. We estimated the fair value of our variable loans based on the carrying value, as interest rates are reset every 90 days.

	Year of Maturity						December 31, 2007		December 31, 2006
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Interest Rate
Sensitivity:
Long-term debt
Fixed rate	$150,052	$45	$46	$47	$48	$415,096	$565,334	$746,540	$565,375	$604,180
Average interest rate	4%	2%	2%	2%	2%	8%	7%		6%
Variable rate	$7,720	$—	$—	$—	$—	$—	$7,720	$7,720	$6,874	$6,874
Average interest rate	6%	—	—%	—%	—	—	6%		5%
Interest rate swaps
Fixed to variable	$—	$—	$—	$—	$—	$60,000	$60,000	$371	$60,000	$(1,891)
Average pay rate	—%	—	—%	—%	—	9%	9%		8%
Average receive rate	—%	—	—%	—%	—	8%	8%		8%

Equity Price Sensitivity

We currently have outstanding $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of October 15, 2007, the $150.0 million aggregate principal of the 3 3/4% convertible notes due June 15, 2012 became convertible at the option of the holders and remain convertible through April 15, 2008 as provided in the indenture covering the notes. These notes were classified as a current liability as of December 31, 2007.

We granted certain sellers of an acquired business contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition of the share capital of the acquired business. Upon the lapse of restrictions on the common stock between December 31, 2007 and January 2, 2012, if the market price of our common stock per share is below $28.474, we have agreed to make an additional cash payments to the sellers equal to the difference between $28.474 per share and the price per share of our common stock on the date restrictions lapse multiplied by the number of released shares issued as purchase price consideration to such holder. If the market value of our common stock is lower than $28.474 per share on any date that restrictions lapse, then for every $1.00 that our stock price per share is below $28.474 per share, we may be required to make price protection payments of about $0.1 million. Based on the price of our common stock on December 31, 2007, we would not be obligated to make any price protection related payments.

We granted certain sellers of Cambio contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make an additional cash payment to the sellers equal to the deficiency. The price protection periods vary from one to four years after May 31, 2005. If the market value of our common stock is lower than $22.33 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.33, we may be required to make total price protection payments of about $0.6 million. Based on the price of our common stock on December 31, 2007, we would not be obligated to make any price protection related payments.

We granted certain sellers of Compass contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition. Upon the lapse of restrictions on the common stock between the years ending December 31, 2006 and December 31, 2013, if the market price of our common stock is below $27.61, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $27.61 on any date that restrictions lapse, then for every $1.00 that our stock price is below $27.61, we may be required to make price protection payments of about $0.9 million. Based on the price of our common stock on December 31, 2007, we would not be obligated to make any price protection related payments.

We granted certain sellers of FD contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisition of the share capital of FD. Upon the lapse of restrictions on the common stock between the years ending December 31, 2007 and December 31, 2011, if the market price of our common stock is below $22.26, we have agreed to make an additional cash payment to the sellers equal to the deficiency. If the market value of our common stock is lower than $22.26 on any date that restrictions lapse, then for every $1.00 that our stock price is below $22.26, we may be required to make price protection payments of about $1.1 million. Based on the price of our common stock on December 31, 2007 we would not be obligated to make any price protection related payments.

The high and low sale prices per share for our common stock based on the closing sales price as reported on the New York Stock Exchange during 2007 were $62.78 and $26.09.

Foreign Currency Exchange Rate Risk

Most of our foreign subsidiaries operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these subsidiaries, the USD translated values of the income statement and balance sheet amounts for these subsidiaries will change. The impact of this change in translation rates is recorded as a currency translation adjustment in other comprehensive income (loss) which is a component of stockholders’ equity on the consolidated balance sheets. We generally accept this foreign exchange risk and have disclosed the impact of changes in foreign currency translation rates in our discussion of operating results when it is significant. Our significant foreign subsidiaries primarily operate in their local currencies; therefore we are not exposed to significant foreign currency risk due to a mismatch between the currency denomination of our foreign revenue and the currency denomination of the expenses supporting these revenues. Our foreign currency exposure primarily relates to monetary assets and liabilities of FTI that are denominated in currencies other than USD. Our largest exposure relates to notes payable between FTI and the former shareholders of FD that are denominated in Great Britain Pounds (GBP). As the USD rises or falls in value relative to the GBP we are exposed to foreign currency gains or losses, both realized and unrealized on these notes. At the present time we have elected not to hedge our exposure to foreign currency fluctuations but may do so in the future through the use of foreign currency forward contracts. Foreign currency losses, both realized and unrealized, net of gains totaled $0.9 million for 2007, of which $0.7 million related to the notes payable to former FD shareholders. Foreign currency gains and losses were $0.2 million in 2006 and none in 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an attestation report on their assessment of internal controls over financial reporting, which is included elsewhere in this Annual Report.

Date: February 28, 2008

/s/ JACK B. DUNN, IV
Jack B. Dunn, IV President and Chief Executive Officer (principal executive officer)

/s/ JORGE CELAYA
Jorge Celaya Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders

FTI Consulting, Inc.:

We have audited FTI Consulting, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 28, 2008

Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheet of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2007. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the years ended December 31, 2007 and 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, on January 1, 2007 and as discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 28, 2008

Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements

Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of FTI Consulting, Inc. and subsidiaries for year ended December 31, 2005. Our audit also included the information in the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of FTI Consulting, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information in the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

March 3, 2006, except for note 15 as to which the date is September 15, 2006 and note 16 as to which the date is March 12, 2007

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$360,463	$91,923
Accounts Receivable:
Billed receivables	190,900	135,220
Unbilled receivables	84,743	56,228
Allowance for doubtful accounts and unbilled services	(30,467)	(20,351)

	245,176	171,097
Notes receivable	11,687	7,277
Prepaid expenses and other current assets	33,657	16,259
Deferred income taxes	10,544	8,393

Total current assets	661,527	294,949
Property and equipment, net of accumulated depreciation	67,843	51,326
Goodwill	940,878	885,711
Other intangible assets, net of amortization	84,673	77,711
Notes receivable, net of current portion	52,374	35,303
Other assets	51,329	46,156

Total assets	$1,858,624	$1,391,156

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$103,410	$77,914
Accrued compensation	102,054	76,765
Current portion of long-term debt	157,772	6,917
Billings in excess of services provided	17,826	16,863

Total current liabilities	381,062	178,459
Long-term debt, net of current portion	415,653	563,441
Deferred income taxes	49,113	57,782
Other liabilities	40,546	26,374
Commitments and contingent liabilities (notes 3, 9, 10, 11 and 13)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 75,000 shares authorized; 48,979 shares issued and outstanding—2007; and 41,890 shares issued and outstanding—2006	490	419
Additional paid-in capital	601,637	294,350
Retained earnings	361,058	268,937
Accumulated other comprehensive income	9,065	1,394

Total stockholders’ equity	972,250	565,100

Total liabilities and stockholders’ equity	$1,858,624	$1,391,156

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues	$1,001,270	$707,933	$539,545

Operating expenses
Direct cost of revenues	548,407	389,032	291,592
Selling, general and administrative expense	255,238	178,572	127,727
Special charges	—	22,972	—
Amortization of intangible assets	10,615	11,175	6,534

	814,260	601,751	425,853

Operating income	187,010	106,182	113,692

Other income (expense)
Interest income	8,173	2,575	1,875
Interest expense and other	(44,391)	(29,405)	(15,064)
Loss on early extinguishment of term loans	—	—	(1,687)
Litigation settlement losses, net	(1,002)	(187)	(1,629)

	(37,220)	(27,017)	(16,505)

Income before income tax provision	149,790	79,165	97,187
Income tax provision	57,669	37,141	40,819

Net Income	$92,121	$42,024	$56,368

Earnings per common share—basic	$2.14	$1.06	$1.38

Earnings per common share—diluted	$2.00	$1.04	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance, December 31, 2004	42,487	$425	$333,735	$(8,551)	$170,545	$—	$496,154
Net income					56,368		56,368
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $3,564	706	7	13,108				13,115
Employee stock purchase plan	307	3	5,040				5,043
Restricted share grants	173	2	4,492	(4,494)			—
Business combinations	1,441	14	29,669				29,683
Purchase and retirement of common stock	(6,105)	(61)	(147,989)				(148,050)
Amortization of unearned compensation				1,956			1,956

Balance, December 31, 2005	39,009	390	238,055	(11,089)	226,913	—	454,269
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $801						1,394	1,394
Net income					42,024		42,024

Total comprehensive income							43,418

Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $2,538	598	6	11,965				11,971
Employee stock purchase plan	402	4	8,433				8,437
Restricted share grants	264	3	(3)				—
Business combinations	2,217	22	56,253				56,275
Purchase and retirement of common stock	(600)	(6)	(23,370)				(23,376)
Reclassification due to adoption of new accounting standard (Note 2)			(11,089)	11,089			—
Share-based compensation			14,106				14,106

Balance, December 31, 2006	41,890	419	294,350	—	268,937	1,394	565,100
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $4,156						7,726	7,726
Unrealized loss on cash equivalents, net of income tax benefit of $30						(55)	(55)
Net income					92,121		92,121

Total comprehensive income							99,792

Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $18,737	1,785	19	55,824				55,843
Employee stock purchase plan	424	4	9,949				9,953
Restricted share grants, less net settled shares of 25	292	3	(1,206)				(1,203)
Other	21	—	467				467
Issuance of common stock	4,830	48	231,360				231,408
Business combinations	237	2	7,740				7,742
Purchase and retirement of common stock	(500)	(5)	(18,113)				(18,118)
Share-based compensation			21,266				21,266

Balance, December 31, 2007	48,979	$490	$601,637	$—	$361,058	$9,065	$972,250

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$92,121	$42,024	$56,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,351	13,197	11,360
Amortization of other intangible assets	10,615	11,175	6,534
Provision for doubtful accounts	11,777	8,573	5,482
Non-cash share-based compensation	22,703	14,680	1,956
Income tax benefit from stock option exercises and other	—	—	3,564
Excess tax benefits from share-based compensation	(17,986)	(2,118)	—
Non-cash interest expense	3,139	2,830	1,812
Non-cash loss on subleased facilities	—	441	920
Loss on early extinguishment of term loans	—	—	1,687
Impairment of other intangible assets	—	933	—
Other	357	785	808
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(85,565)	(22,654)	(34,664)
Notes receivable	(22,037)	(33,351)	1,824
Prepaid expenses and other assets	(1,771)	(697)	(2,238)
Accounts payable, accrued expenses and other	26,734	16,323	7,911
Accrued special charges	(8,703)	14,288	—
Income taxes	(683)	8,493	8,509
Accrued compensation	27,687	(14,286)	30,467
Billings in excess of services provided	214	3,330	(2,921)

Net cash provided by operating activities	77,953	63,966	99,379

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(32,243)	(267,332)	(52,182)
Purchases of property and equipment	(36,422)	(30,359)	(17,827)
Proceeds from note receivable due from purchasers of former subsidiary	—	—	5,525
Change in other assets	482	306	(374)

Net cash used in investing activities	(68,183)	(297,385)	(64,858)

Financing activities
Borrowings under revolving line of credit	25,000	40,000	33,500
Payments of revolving line of credit	(25,000)	(40,000)	(33,500)
Payments of long-term debt	(7,945)	(25,476)	(155,000)
Issuance of debt securities	—	215,000	350,000
Borrowings under long-term credit facilities	—	400	50,000
Payments of debt financing fees and others	—	(9,119)	(13,343)
Issuance of common stock, net of offering costs	231,408	—	—
Purchase and retirement of common stock	(18,118)	(23,376)	(148,050)
Issuance of common stock under equity compensation plans	37,105	10,217	9,551
Excess tax benefits from share-based compensation	17,986	2,118	—

Net cash provided by financing activities	260,436	169,764	93,158

Effect of exchange rate changes and fair value adjustments on cash equivalents	(1,666)	2,195	—

Net increase (decrease) in cash and cash equivalents	268,540	(61,460)	127,679
Cash and cash equivalents, beginning of year	91,923	153,383	25,704

Cash and cash equivalents, end of year	$360,463	$91,923	$153,383

The accompanying notes are an integral part of these consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

1. Description of Business and Significant Accounting Policies

Description of business. We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value in an increasingly complex legal, regulatory and economic environment. We work closely with our clients to help them anticipate, illuminate, and overcome complex business challenges in areas such as litigation, investigations, restructuring, bankruptcy, mergers and acquisitions, governmental regulation and legislation, economic analysis, reputation management, strategic communications and the retrieval and management of electronically stored information. We also provide consulting services to help our clients to take advantage of economic, regulatory, financial and other business opportunities. We have expertise in highly specialized industries, including automotive, telecommunications, healthcare, real estate and construction, energy and utilities, chemicals, commercial and investment banking, insurance, pharmaceuticals, retail, information technology, communications, and media and entertainment.

Principles of consolidation. The consolidated financial statements include the accounts of FTI Consulting, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign currency. Results of operations for our non-United States (U.S.) subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Assets and liabilities are translated at the current rate (rate in effect at the balance sheet date). Equity accounts are translated using the historical exchange rates. Income statement items are converted using average exchange rates for the period. Cumulative translation adjustments (gains or losses resulting from translation) are recorded as a component of “Other comprehensive income”.

Foreign currency transactions denominated in currencies other than the entity’s functional currency are remeasured into the entity’s functional currency at each balance sheet date. Gains and losses on such remeasurement are included in current income as foreign exchange gain or loss. Gains and losses on inter-company foreign currency transactions of a long-term investment nature are not included in determining net income but are reported in the same manner as translation adjustments, as required by Financial Accounting Standards Board (FASB) Statement No. 52, “Foreign Currency Translation.”

Foreign currency losses, net of gains totaled $0.9 million, $0.2 million and none for the years ended December 31, 2007, 2006 and 2005, respectively. These losses are classified in interest expense and other on the consolidated statements of income.

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Cash equivalents. Cash equivalents consist of highly liquid short-term investments with maturities of three months or less at the time of purchase. Our investments in commercial paper are classified as available-for-sale. See Note 5—“Cash and Cash Equivalents.”

Supplemental cash flow information.

	Year Ended December 31,
	2007	2006	2005
Cash paid for interest	$40,200	$22,447	$9,986

Cash paid for income taxes, net of refunds	$58,352	$28,648	$28,746

Other non-cash investing and financing activities
Issuance of common stock to acquire businesses	$7,742	$56,275	$29,683

Issuance of notes payable to acquire business	$—	$6,875	$—

Issuance of notes payable as contingent consideration	$8,096	$—	$—

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

The provision for unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments, estimates of refunds that may be imposed by bankruptcy courts and other discretionary pricing adjustments. The provision for doubtful accounts relates to a client’s inability or unwillingness to make required payments, and is recorded as bad debt expense which we classify within selling, general and administrative expense. Bad debt expense totaled $11.8 million, $8.6 million and $5.5 million in 2007, 2006 and 2005, respectively.

Property and equipment. We record property and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives ranging from three to seven years for furniture, equipment and internal use software. We amortize leasehold improvements over the shorter of the estimated useful life of the asset or the lease term. We capitalize costs incurred during the application development stage of computer software developed or obtained for internal use. Capitalized software developed for internal use is classified within furniture, equipment and software and is amortized over the estimated useful life of the software, which is generally three years.

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

Other intangible assets. We amortize our intangible assets that have finite lives over the estimated periods benefited using the straight-line method. See Note 7— “Goodwill and Other Intangible Assets.”

Valuation of long-lived assets excluding goodwill. We review intangible assets with indefinite lives for impairment as of October 1 of each year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We review other long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to discounted net future cash flows we expect the assets to generate. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected discounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Debt financing fees. We amortize the costs we incur to obtain debt financing over the terms of the underlying obligations using the effective interest method. The amortization of debt financing costs is included in interest expense. Unamortized debt financing costs are classified within other assets in our consolidated balance sheets.

Capitalized software to be sold, leased or otherwise marketed. We capitalize costs for software products that will be sold, leased or otherwise marketed when technological feasibility has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

We classify software products to be sold, leased or otherwise marketed as noncurrent other assets.

Interest rate swaps. We sometimes use derivative instruments, consisting primarily of interest rate swap agreements, to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt. We may enter into interest rate swap transactions with financial institutions acting as the counter-party. We do not use derivative instruments for trading or other speculative purposes.

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

We match the critical terms of the interest rate swap to the critical terms of the underlying hedged item to determine whether the derivatives we use for hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the underlying hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, we discontinue hedge accounting and recognize all subsequent derivative gains and losses in our income statement.

Derivative instruments designated in hedging relationships that mitigate exposure to changes in the fair value of our fixed-rate debt are considered fair value hedges. Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of our variable-rate debt are considered cash flow hedges.

We record all derivative instruments in other assets or other liabilities on our consolidated balance sheets at their fair values. If the derivative is designated as a fair value hedge and the hedging relationship qualifies for hedge accounting, changes in the fair values of both the derivative and hedged portion of our debt are recognized in interest expense in our consolidated statements of income. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and reclassified to interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in fair value of derivative instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change. Hedge transactions that qualify for hedge accounting using the short-cut method, have no net effect on our results of operations.

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

We recognize revenue related to sales of software licenses using the guidance from AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition” and other related literature. Revenues from support and maintenance are recognized ratably over the term of the agreement. Additionally, revenues related to the amount

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

of data stored or processed, or the number of pages or images processed are recognized as the services are provided based on agreed-upon rates.

Some clients, primarily in our corporate finance/restructuring segment, pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, when we complete our work. If the client is in bankruptcy, fees for our professional services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work. We make a determination whether to record all or a portion of such a holdback as revenue prior to collection on a case-by-case basis.

In our strategic communications segment most clients pay us an up front retainer that will be earned in fixed amounts over an agreed upon period. These agreements can be either long-term or based on projects of a short-term nature. On certain engagements, our strategic communications segment earns success fees when working towards a predefined outcome.

We record allowances for estimated realization adjustments to our professional services fees that are subject to review by bankruptcy courts. We record provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenues. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the accompanying consolidated balance sheets.

Direct cost of revenues. Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues also includes depreciation expense on the equipment of our technology segment that is used to process client information. Direct cost of revenues does not include an allocation of overhead costs.

Advertising costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $13.0 million during 2007, $6.4 million during 2006 and $3.5 million during 2005.

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

Special charges. During the third quarter of 2006, we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular, we restructured our corporate finance UK operations and consolidated certain of our non-core practices in the U.S., primarily through reductions in workforce. The charges consisted of $22.1 million of severance and other contractual employee related cost associated with the reduction in workforce, including $0.6 million related to the accelerated vesting of share-based awards; and a $0.9 million non-cash intangible impairment charge associated with the contract backlog we acquired in May 2005 in connection with our acquisition of Cambio Health Solutions. As of December 31, 2006 the liability balance for special termination charges was $14.3 million. During 2007, we made payments of $9.6 million against the total liability. As of December 31, 2007, the balance of the liability for special termination charges was $4.8 million after foreign currency translation adjustments of $0.1 million and is included in accounts payable, accrued expenses and other on the consolidated balance sheets.

Income taxes. Our income tax provision consists principally of federal, state and international income taxes. We generate income in a significant number of states located throughout the United States as well as several foreign countries. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have not recorded any significant valuation allowances on our deferred tax assets as we believe the recorded amounts are more likely than not to be realized. If the assumptions used in preparing our income tax provision differ from those used in the preparation of our income tax return, we may experience a change in our effective income tax rate for the year.

Earnings per common share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method, and shares issuable upon conversion of our convertible senior subordinated notes assuming the conversion premium was converted into common stock based on the average market price of our stock during the period. The conversion feature of the convertible notes had a dilutive effect on our earnings per share in 2007 because the average price per share of our common stock for the

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

year ended December 31, 2007 was above the current conversion price of the notes. See Note 9— “Long-Term Debt” for further discussion.

	Year Ended December 31,
	2007	2006	2005
Numerator—basic and diluted
Net income	$92,121	$42,024	$56,368

Denominator
Weighted average number of common shares outstanding—basic	43,028	39,741	40,947
Effect of dilutive stock options	1,285	592	648
Effect of dilutive convertible notes	1,294	—	—
Effect of dilutive restricted shares	367	193	103
Effect of accelerated stock repurchase agreement	—	—	89

Weighted average number of common shares outstanding—diluted	45,974	40,526	41,787

Earnings per common share—basic	$2.14	$1.06	$1.38

Earnings per common share—diluted	$2.00	$1.04	$1.35

Antidilutive stock options and restricted shares	1,223	2,053	1,945

Concentrations of risk. We derive approximately 84% of our revenues from providing professional services to our clients in the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. minimizes the risk of incurring material losses due to concentrations of credit risk. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter. At December 31, 2007 and 2006, we had an unsecured trade receivable of $18.1 million and $12.4 million, respectively, related to fees for services rendered in connection with a client matter where payment will not be received until the completion of the engagement. This amount is classified as non-current within other assets.

Our client service professionals have highly specialized skills. Maintenance and growth of revenues is dependent upon our ability to retain our existing professionals and attract new highly qualified professionals.

Significant new accounting pronouncements. In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not believe the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings at each reporting date. The fair value option (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

accounted for under the equity method; (ii) is generally irrevocable; and (iii) is applied only to entire instruments and not portions of instruments. We are required to adopt Statement No. 159 no later than January 1, 2008. We have evaluated the impact of adopting this standard and, as permitted by the standard, have determined that we will not elect to fair value any financial instruments that are not required to be presented at fair value under generally accepted accounting principles.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” which replaces FASB Statement No. 141. Statement No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We are required to adopt Statement No. 141(R) as of our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact of adopting this standard and foresee no immediate impact at adoption.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, Statement No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Statement No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We believe the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

Reclassifications. Some prior year amounts have been reclassified to conform to the current year presentation.

2. Share-Based Compensation

Share-based incentive compensation plans. Our 1997 Stock Option Plan provides for the issuance of up to 11,587,500 shares of common stock to employees and non-employee directors. Under the terms of the 1997 plan, we may grant option rights or shares of restricted and unrestricted common stock to employees. As of December 31, 2007, there are no shares of common stock available for grant under our 1997 Stock Option Plan.

Our 2004 Long-Term Incentive Plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other share-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares, performance awards or other share-based awards. As of December 31, 2007, 160,390 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan, of which 60,616 shares may be granted as share based awards.

The FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan provides for grants of stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 plan, of which no more than 1,100,000 shares of

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of December 31, 2007, 1,288,369 shares of common stock were available for grant under our 2006 Global Long-Term Incentive Plan, of which 572,214 shares may be granted as share based awards.

The FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors provides for grants of stock unit and restricted stock unit awards to our key employees, other highly-compensated employees and non-employee directors. We are authorized to issue up to 1,500,000 shares of common stock under the deferred compensation plan. As of December 31, 2007, 1,392,673 shares of common stock were available for grant under our Deferred Compensation Plan for Key Employees and Non-Employee Directors.

Options have been granted to employees with exercise prices equal to or exceeding the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the compensation committee of our board of directors. Options granted under our share-based incentive compensation plans generally vest over three to six years, although we have granted options that vest over eight years. Restricted shares are generally contingent on continued employment and vest over periods of three to ten years. Some stock options and restricted share awards vest upon the earlier of the achievement of a service condition, performance condition, or the achievement of a market condition. Our share-based incentive compensation plans provide for accelerated vesting if there is a change in control, as defined in the applicable plan. The employment agreements with executive officers and other employees provide for accelerated vesting on other events, including death, disability, termination without good cause and termination by the employee with good reason. We issue new shares of our common stock whenever stock options are exercised or share awards are granted.

Periodically, we issue restricted and unrestricted shares to employees upon employment or in connection with performance evaluations. The fair market value on the date of issue of unrestricted shares is immediately charged to compensation expense. The fair market value on the date of issue of restricted shares is charged to compensation expense ratably over the remaining service period as the restrictions lapse.

Employee stock purchase plan. The FTI Consulting, Inc. 2007 Employee Stock Purchase Plan allows eligible employees to subscribe to purchase shares of common stock through payroll deductions. Our U.S. sub-plan allows deductions of up to 15% of eligible compensation, subject to limitations. Under the U.S. sub-plan, the purchase price is the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. Under the U.S. sub-plan, the aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. A total of 2,000,000 shares of common stock are authorized for purchase under the plan. As of December 31, 2007, 1,695,723 shares of our common stock are available for purchase under the plan. Under this plan, employees purchased 304,277 shares of common stock at $23.71 during the year ending December 31, 2007.

The FTI Consulting, Inc. Employee Stock Purchase Plan was in effect prior to the plan described above. The provisions of this plan were substantially the same as the provisions under the FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. Employees purchased shares of common stock under this plan during the following periods at the weighted average prices per share as indicated: year ending December 31, 2007, 120,439 at $22.75; year ending December 31, 2006, 402,299 at $20.97; and the year ending December 31, 2005, 307,388 at $16.41. Shares are no longer available for purchase under this plan.

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

We use a lattice model to value options that vest upon the earlier of the achievement of a service condition or the achievement of a market condition. Options with these vesting terms have been granted to one of our executives. In addition to the assumptions used under the Black-Scholes model, the lattice model requires inputs for post-vesting turnover rate and suboptimal exercise factor. The post-vesting forfeiture rate is 0% based on the historically low option cancellation rates of our executive employees. The assumed suboptimal exercise factor, which is the ratio by which the stock price must increase before an employee is expected to exercise the option, is 1.7 based on actual historical exercise activity. The expected life of the option is an output of the lattice model and has ranged between 6 and 10 years during 2007. Performance based awards are expensed assuming the performance criteria will be achieved.

Year Ended December 31,
	2007	2006	2005
Assumptions
Risk-free interest rate—option plan grants	3.38% – 4.89%	4.29% – 5.20%	3.44% – 4.45%
Risk-free interest rate—purchase plan grants	4.94% – 5.02%	4.37% – 5.25%	2.55% – 3.35%
Dividend yield	0%	0%	0%
Expected life of option grants	3 – 10 years	3 – 10 years	3 years
Expected life of stock purchase plan grants	0.5 year	0.5 year	0.5 year
Stock price volatility—option plan grants	32.2% – 48.7%	41.7% – 51.7%	44.5% – 54.1%
Stock price volatility—purchase plan grants	29.9% – 34.5%	32.0% – 37.7%	23.2% – 34.7%

The table below reflects the total share-based compensation expense recognized in our income statements for the years ended December 31, 2007, 2006 and 2005. FASB Statement No. 123(R) requires forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience. For the years ended December 31, 2007 and 2006, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In our pro forma disclosures of share-based compensation under FASB Statement No. 123, we accounted for forfeitures as they occurred.

	2007		2006		2005
Income Statement Classification	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants
Direct cost of revenues	$6,699	$3,032	$3,309	$1,224	$—	$1,295
Selling, general and administrative expense	9,659	4,370	7,800	1,763	—	661
Special charges	—	—	18	566	—	—

Share-based compensation expense before income taxes	16,358	7,402	11,127	3,553	—	1,956
Income tax benefit	4,448	2,866	3,011	1,515	—	821

Share-based compensation, net of income taxes	$11,910	$4,536	$8,116	$2,038	$—	$1,135

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

During 2006, we issued 207,790 options to non-employees with an exercise price of $28.09. The shares vest equally over a four year period beginning January 6, 2011 and expire January 6, 2016. Expense associated with the options is amortized over the life of the option using the liability method of accounting and are subsequently marked-to-market. Expenses included in the table above related to these non-employee options are $2.5 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, $3.1 million and $0.6 million, respectively, were included in other liabilities.

As of December 31, 2007, there was $28.6 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 3.7 years as the options vest. There were no share-based compensation costs capitalized as of December 31, 2007.

As permitted by Statement No. 123, prior to January 1, 2006, we accounted for share-based payments to employees and non-employee members of our board of directors using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25. Under APB Opinion No. 25, we recorded compensation expense over the vesting period to the extent that the fair value of the underlying shares of common stock on the grant date exceeded the exercise or acquisition price of the stock or share-based award. Primarily because options granted under our share-based incentive compensation plans had an exercise price greater than or equal to the market value of the underlying common stock on the grant date, we generally did not recognize compensation cost related to employee stock options or shares issued under our employee stock purchase plan. For the year ended December 31, 2005, the following table illustrates the effect on net income and earnings per share if we had determined compensation cost by applying the fair value recognition provisions of Statement No. 123 to share-based employee awards.

Net income, as reported	$56,368
Add—Share-based employee compensation cost included in reported net income, net of income taxes	1,135
Deduct—Total share-based employee compensation expense determined under fair value-based method for all awards, net of income taxes	(8,555)

Net income, pro forma	$48,948

Earnings per common share
Basic, as reported	$1.38

Basic, pro forma	$1.20

Diluted, as reported	$1.35

Diluted, pro forma	$1.18

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

General stock option and share-based award information. The following table summarizes the option activity under our share-based incentive compensation plans as of and during the year ended December 31, 2007. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the fair market value of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	5,851	$23.25
Options granted during the period:
Exercise Price = fair market value	956	$32.22
Exercise Price > fair market value	90	$47.58
Options exercised	(1,785)	$20.79
Options forfeited	(37)	$26.69

Options outstanding, December 31, 2007	5,075	$26.20	7.4 years	$179,854

Options exercisable, December 31, 2007	2,278	$23.08	6.0 years	$87,839

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $37.1 million, $10.2 million and $9.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises on share-based arrangements totaled $19.3 million, $2.6 million and $3.5 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of options exercised was:

•	$51.7 million during the year ended December 31, 2007;

•	$6.6 million during the year ended December 31, 2006; and

•	$8.9 million during the year ended December 31, 2005.

The table below reflects the weighted-average grant-date fair value of stock options granted, shares purchased under our employee stock purchase plan and restricted shares granted during the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$15.65	$13.64	$8.08
Grant price > fair market value	$21.44	$10.49	$7.68
Employee stock purchase plan shares	$7.71	$6.86	$5.10
Restricted shares	$34.58	$26.44	$26.05

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Following is a summary of the status of stock options outstanding and exercisable at December 31, 2007.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
$ 3.23 – $21.65	1,157	$18.90	5.7 years	965	$18.82
$21.70 – $26.24	1,021	$24.48	6.8 years	662	$24.13
$26.39 – $27.60	1,156	$26.85	7.9 years	430	$27.09
$27.77 – $28.09	1,154	$27.96	8.6 years	25	$28.01
$28.32 – $59.25	587	$38.84	8.6 years	196	$31.05

	5,075			2,278

A summary of our unvested restricted share award activity during the year ended December 31, 2007 is presented below. The fair value of unvested restricted share-based awards is determined based on the closing market price of our common stock on the grant date. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted shares outstanding, January 1, 2007	794	$23.38
Restricted share awards granted	317	$34.52
Restricted share awards vested	(143)	$23.68
Restricted share awards forfeited	(2)	$32.70

Unvested restricted shares outstanding, December 31, 2007	966	$26.97

A summary of our unvested restricted share units activity during the year ended December 31, 2007 is presented below. The fair value of unvested restricted share-based units is determined based on the closing market price of our common stock on the grant date. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted shares units outstanding, January 1, 2007	75	$26.28
Restricted share units granted	70	$34.88
Restricted share units released	(2)	$32.70

Unvested restricted shares units outstanding, December 31, 2007	143	$30.41

As of December 31, 2007, there was $21.9 million of unrecognized compensation cost related to unvested restricted share-based compensation arrangements. That cost is expected to be recognized ratably over a weighted-average period of 3.7 years as the awards and units vest. The total fair value of restricted share-based awards and units that vested during the years ended December 31, 2007, 2006 and 2005 was $3.4 million, $2.2 million and $0.9 million, respectively.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

3. Acquisitions

We record assets acquired and liabilities assumed in business combinations on our balance sheet as of the respective acquisition dates based upon their estimated fair values at the acquisition date. We include the results of operations of businesses acquired in our income statement beginning on the acquisition dates. We allocate the acquisition cost to identifiable tangible and intangible assets and liabilities based upon their estimated relative fair values. We allocate the excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed to goodwill. We determine the fair value of intangible assets acquired based, in part, upon independent appraisals. The fair value of shares of our common stock issued in connection with a business combination is based on a five-day average of the closing price of our common stock two days before and two days after the date we agree to the terms of the acquisition and publicly announce the transaction. In certain circumstances, the allocations of the excess purchase price are based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. Revisions to our preliminary estimates of fair value may be significant. With the exception of the acquisition of FD International (Holdings) Limited, or FD, described below, the business combinations consummated in 2007, 2006, and 2005 both individually and in the aggregate, did not materially impact our results of operations, therefore pro forma results have not been presented.

2007 Acquisitions

During 2007, we completed seven business combinations for a total acquisition cost of $29.9 million, consisting of cash and transaction costs of $24.6 million and 160,060 restricted shares of our common stock valued at $5.3 million. The purchase agreements for these business combinations contain provisions that include additional payments, some of which may be payable in shares of our common stock at our discretion, based on achievement of annual financial targets in each of the next three to five years. We granted one seller contractual protection against a decline in the value of the restricted common stock issued as consideration for the acquisition. Upon the lapse of the restrictions on the common stock, if the market price of our common stock is below $28.474, we have agreed to make additional cash payments to the seller equal to the deficiency. Any contingent consideration payable in the future will be applied to goodwill. Based on 2007 financial results, we accrued additional contingent consideration of $3.7 million, which has been included in the preceding disclosed acquisition costs.

The assets and liabilities of the acquisitions completed in 2007 were recorded on the consolidated balance sheet at their respective fair values. The fair values were determined on each of the respective closing dates and are subject to refinement as independent valuations are completed.

In February 2007, we acquired the remaining 3% of FD’s share capital that was outstanding for cash and common stock totaling $7.6 million.

2006 Acquisitions

FD International (Holdings) Limited. In October 2006, we completed our acquisition of approximately 97% of the share capital of FD a global strategic business and financial communications consulting firm headquartered in London. FD provides consulting services related to financial communications, brand communications, public affairs and issues management and strategy development. The total acquisition cost was $307.5 million, including transaction costs. The total acquisition cost consists of $256.8 million in cash and transaction costs, offset by cash received of $25.5 million, 1.2 million restricted shares of our common stock valued at $28.5 million, notes payable to certain sellers of FD shares in the aggregate principal amount of $15.0 million and accrued contingent consideration based on 2007 financial results of $32.7 million. In February 2007, we acquired the remaining 3% of FD’s share capital that was outstanding for cash and common stock

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

consideration totaling $7.6 million, which has been included in the acquisition costs disclosed above. Based on 2006 financial results, former shareholders of FD qualified for additional contingent consideration totaling $13.5 million. During the first quarter of 2007, we funded the contingent consideration with $5.4 million of cash and issued notes payable to certain sellers of FD in the aggregate principal amount of $8.1 million, which has been included in the acquisition costs disclosed above. Based on 2007 financial results, former shareholders of FD qualified for additional contingent consideration of $32.7 million, which has been included in the acquisition costs disclosed above.

For each year ending between December 31, 2006 and December 31, 2010, former shareholders of FD who elected the earn-out option will qualify for:

•	additional consideration based on earnings before interest, taxes and amortization, or EBITA, of the business unit (as defined in the offer to purchase); and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $22.26 per share.

The three principal executive officers of FD have entered into contracts of employment with FTI that contain covenants not to compete with FD for a 12 month period following termination of employment. The three principal FD executives also have been awarded stock options to purchase shares of our common stock and restricted shares of our common stock. We also entered into restricted stock agreements with the former FD shareholders who elected the earn-out option who have agreed not to sell, transfer, assign, pledge or otherwise dispose of the shares of common stock after the closing. The contractual restrictions on transfer will lapse as to all restricted shares issued as consideration for the purchase of their capital shares of FD on September 30, 2009, except that, after September 30, 2007, senior management of FD, at its discretion, may waive the restrictions with respect to all or a portion of a holder’s restricted shares and the restrictions will lapse immediately upon death or a change in control of FTI. If a forfeiture event (as defined in the offer to purchase) occurs, any restrictions on the shares of our common stock then held by such holder will be extended to September 30, 2013.

Our consolidated financial statements include the operating results of FD from the date of acquisition. The unaudited pro forma financial information below for the years ended December 31, 2006 and 2005 assumes that our material business acquisition of FD had occurred at the beginning of each period presented.

	Year Ended December 31,
	2006	2005
Pro forma financial information for the acquisition of Financial Dynamics
Revenues	$800,809	$632,793
Income before income tax provision	$84,768	$89,170
Earnings per common share—basic	$1.11	$1.23

Earnings per common share—diluted	$1.09	$1.21

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

During the fourth quarter of 2007, we finalized the allocation of the purchase price of FD to the individual assets acquired and liabilities assumed. To assist management in the allocation, we engaged valuation specialists to prepare independent appraisals. The following table summarizes the final allocation of purchase price to total assets acquired and liabilities assumed.

Direct cost of business combination
Cash paid, including transaction costs, net of cash received	$231,314
Common stock issued	28,546
Notes payable issued	14,971
Estimated 2007 earned contingent consideration (cash and notes payable)	32,702

Total	$307,533

Net assets acquired
Accounts receivable, billed and unbilled, net	$23,555
Other current assets	16,286
Property and equipment	5,389
Customer relationships (estimated 15 year weighted-average useful life)	37,490
Trade name (indefinite useful life)	7,649
Non-compete agreements (estimated 4 year weighted-average useful life)	1,507
Goodwill	256,902
Other assets	2,404
Accounts payable and accrued expenses	(24,075)
Billings in excess of services provided	(2,601)
Other liabilities	(16,973)

Total net assets acquired	$307,533

Compass. On January 6, 2006, we completed our acquisition of Competition Policy Associates, Inc. (Compass). Compass is a competition economics consulting firm, with offices in Washington, D.C. and San Francisco. Compass provides services that involve sophisticated economic analysis in the context of antitrust disputes, mergers and acquisitions, regulatory and policy debates, and general commercial litigation across a broad range of industries in the U.S., Europe and the Pacific Rim. The total acquisition cost, net of post-closing adjustments, was $76.6 million consisting of net cash and transaction costs of $51.2 million and 909,346 restricted shares of common stock valued at $25.4 million. We financed the cash portion of the purchase price from cash on hand. For each year ending between December 31, 2006 and December 31, 2013, the purchase agreement provides for:

•

additional consideration based on the earnings before interest and taxes (EBIT) of the business unit (as defined in the purchase agreement). Based on 2006 financial results, we paid additional contingent consideration of $0.5 million, which has been included in the preceding acquisition costs. Based on 2007 financial results, we accrued additional contingent consideration of $3.6 million, which has been included in the preceding total acquisition cost;

•	the set aside of a percentage of EBIT of the business unit for each year to be used as incentive compensation to employees of and consultants to the business; and

•	conditional contractual protection against a decline in the value of the shares of our common stock issued as purchase price below the issuance price of $27.61.

The identifiable intangible assets we acquired consist principally of contract backlog, customer relationships, non-competition agreements and trade name and total $16.4 million. We recorded $56.3 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

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

Other. During 2006, we completed four other business combinations. The total acquisition cost was $28.3 million, consisting of cash and transaction costs of $23.6 million and 182,749 restricted shares of our common stock valued at $4.7 million. The purchase agreements for these business combinations contain provisions that include additional cash payments based on the achievement of annual financial targets in each of the next five to six years. Any contingent consideration payable in the future will be applied to goodwill. Based on 2007 financial results, we accrued additional contingent consideration of $0.7 million, which has been included in the preceding acquisition costs.

2005 Acquisitions

Cambio. Effective May 31, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cambio Health Solutions (Cambio), based in Nashville, Tennessee. Cambio provides strategic, operational and turnaround management consulting services to academic medical centers, integrated delivery systems, stand-alone community hospitals, investor-owned hospitals and special medical facilities. The total acquisition cost was $42.8 million, consisting of net cash of $29.7 million, transaction costs of $0.9 million and 555,660 restricted shares of our common stock valued at $12.2 million. We granted the sellers of Cambio contractual protection against a decline in the value of the common stock we issued as consideration for the acquisition. Upon the lapse of restrictions on the common stock, if the market price of our common stock is below $22.33, we have agreed to make additional cash payments to the sellers equal to the deficiency. Any contingent consideration payable in the future will be applied to goodwill.

The identifiable intangible assets that we acquired had a fair value of $8.0 million and consisted principally of contract backlog, customer relationships, trade name and non-competition agreements. We recorded $34.4 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. In addition, this acquisition enhances our industry expertise in healthcare management and finance. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

Ringtail®. On February 28, 2005, we acquired substantially all of the assets and assumed certain liabilities of the Ringtail® business. Ringtail® is a developer of litigation support and knowledge management technologies for law firms, Fortune 500 corporate legal departments, government agencies and courts. The assets we acquired include software products and technologies and intellectual property. Ringtail® has developed a suite of integrated software modules to manage the information and workflow in complex legal cases. Prior to the acquisition, we were an application service provider of Ringtail® software. The costs related to this arrangement were not material to our results of operations. The total acquisition cost was $42.2 million, consisting of net cash and transaction costs of $27.2 million and 784,109 shares of our common stock valued at $15.0 million. We financed the cash portion of the purchase price with cash on hand and borrowings under our revolving line of credit. Earn-out consideration of $2.5 million per year was payable from 2005 through 2007, which has been included in the preceding acquisition costs. The 2005 earn-out was paid in cash during 2006, the 2006 earn-out

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

was paid in cash during 2007 and the 2007 earn-out may be paid in cash, shares of our common stock or a combination of both. We granted the sellers contractual protection against a decline in the value of any purchase price or earn-out payment made in shares of our common stock. If on the first anniversary date of any issuance of purchase price or earn-out shares, the market price of our common stock has not increased by at least 10%, we have agreed to make an additional cash payment to the sellers equal to the deficiency. On February 28, 2006, the first anniversary date of the issuance of the purchase price shares, we were not required to make a price protection payment.

We acquired identifiable intangible assets consisting principally of software, contract backlog and customer relationships. The estimated valuation of these intangible assets totals $7.1 million. We recorded $35.4 million of goodwill as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. We believe the goodwill recorded as a result of this acquisition will be fully deductible for income tax purposes over the next 15 years.

Other. During the third quarter of 2005, we completed two business combinations. The total acquisition cost was $7.1 million, consisting of $4.6 million of cash and transaction costs and 101,790 shares of our common stock valued at about $2.5 million. The purchase agreement for one of these business combinations contains provisions that include additional cash payments based on the achievement of annual financial targets in each of the five years ending December 31, 2010. Any contingent consideration payable in the future will be applied to goodwill.

Purchase Price Allocation

We recorded goodwill from the acquisitions completed in 2007, 2006 and 2005 as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. Excluding the U.S. and a small European component of the FD acquisition, we believe the goodwill recorded as a result of these acquisitions will be fully deductible for income tax purposes over 15 years. For U.S. tax purposes, the U.S. and a small European component of the FD acquisitions will be treated as stock transactions and, as a result, the goodwill associated with these acquisitions is not deductible for income tax purposes. As of December 31, 2007, our remaining amortizable intangible assets are being amortized over a weighted-average useful life of 11.3 years.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

4. Balance Sheet Details

	December 31,
	2007	2006
Prepaid expenses and other current assets
Prepaid expenses	$15,668	$14,336
Income tax receivable	14,966	—
Other current assets	3,023	1,923

	$33,657	$16,259

Notes receivable
Notes receivable from employees	$11,187	$6,777
Note receivable from purchasers of former subsidiary	500	500

	$11,687	$7,277

Notes receivable, net of current portion
Notes receivable from employees, net of current portion	$51,324	$33,696
Notes receivable from purchasers of former subsidiary and other	1,050	1,607

	$52,374	$35,303

Other assets
Debt financing fees	$17,073	$20,211
Account receivable, non-current	18,055	12,370
Interest rate swap assets	371	—
Other non-current assets	15,830	13,575

	$51,329	$46,156

Accounts payable, accrued expenses and other
Accounts payable	$12,782	$11,158
Accrued expenses	19,861	16,635
Accrued contingent consideration	43,095	16,961
Accrued special charges	5,585	10,845
Accrued interest	7,891	7,367
Employee stock purchase plan and other payroll related withholdings	5,865	5,784
Income taxes payable	8,331	9,164

	$103,410	$77,914

Other liabilities
Deferred rent and accrued sublease losses	$30,590	$17,431
Accrued special charges	—	3,443
Interest rate swap liabilities	—	1,891
Other non-current liabilities	9,956	3,609

	$40,546	$26,374

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

At December 31, 2007 and 2006, we had an unsecured trade receivable of $18.1 million and $12.4 million, respectively, related to fees for services rendered in connection with a client matter where payment will not be received until the completion of the engagement. This receivable has been classified as non-current due to the long-term nature of the engagement.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

5. Cash and Cash Equivalents

Cash equivalents consist principally of money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains are recognized when realized in our consolidated statements of income. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method.

Cash and cash equivalents consisted of the following at December 31, 2007:

	Carrying Value	Unrealized Gains (Losses)	Estimated Fair Value
Cash	$105,980	$—	$105,980
Cash equivalents:
Money market funds	121,908	—	121,908
Certificates of deposit	244	—	244
Commercial paper	132,416	(85)	132,331

Total cash equivalents	254,568	(85)	254,483

Total cash and cash equivalents	$360,548	$(85)	$360,463

Cash and cash equivalents consisted of the following at December 31, 2006:

	Carrying Value	Unrealized Gains (Losses)	Estimated Fair Value
Cash	$82,439	$—	$82,439
Cash equivalents:
Money market funds	7,932	—	7,932
Certificates of deposit	1,552	—	1,552

Total cash equivalents	9,484	—	9,484

Total cash and cash equivalents	$91,923	$—	$91,923

Interest income was $8.2 million, $2.6 million and $1.9 million for 2007, 2006 and 2005, respectively.

6. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006
Leasehold improvements	$33,315	15,240
Construction in progress	5,671	14,587
Furniture and equipment	19,742	11,630
Computer equipment and software	60,000	51,315

	$118,728	92,772

Accumulated depreciation and amortization	(50,885)	(41,446)

Property and equipment, net	$67,843	$51,326

Depreciation expense was $19.4 million in 2007, $13.2 million in 2006 and $11.4 million in 2005.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows.

	Forensic and Litigation Consulting	Corporate Finance	Economic Consulting	Technology	Strategic Communications	Consolidated
Balance, December 31, 2005	$122,140	$298,839	$125,349	$30,284	$—	$576,612
Goodwill acquired during the year	18,836	—	52,321	2,123	219,028	292,308
Contingent purchase price	463	—	498	2,500	13,500	16,961
Adjustments to allocation of purchase price	16	(268)	1	81	—	(170)

Balance, December 31, 2006	141,455	298,571	178,169	34,988	232,528	885,711
Goodwill acquired during the year	6,802	—	—	—	10,135	16,937
Contingent purchase price	1,051	—	3,550	2,500	35,994	43,095
Adjustments to allocation of purchase price	—	—	(50)	(38)	(15,475)	(15,563)
Foreign currency translation adjustment	—	—	—	140	10,558	10,698

Balance, December 31, 2007	$149,308	$298,571	$181,669	$37,590	$273,740	$940,878

Other intangible assets with finite lives are amortized over their estimated useful lives. During the third quarter of 2006, we determined that the backlog we acquired in May 2005 in connection with our acquisition of Cambio had a shorter life than we originally estimated, and therefore, we recorded a $0.9 million non-cash intangible impairment charge within our corporate finance/restructuring segment. This amount is recorded as a special charge in our income statement. For intangible assets with finite lives, we recorded amortization expense of $10.6 million in 2007, $11.2 million in 2006, and $6.5 million in 2005. Based solely on the amortizable intangible assets recorded as of December 31, 2007, we estimate amortization expense to be $9.7 million in 2008, $9.0 million in 2009, $7.9 million in 2010, $7.2 million in 2011, $6.7 million in 2012 and $29.7 million in years after 2012. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

	Useful Life In Years	December 31, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract backlog	1 to 3	$—	$—	$4,881	$2,803
Customer relationships	3 to 15	69,286	11,402	55,980	5,766
Non-competition agreements	1 to 10	12,277	3,138	9,266	1,465
Software	5	4,400	2,493	4,400	1,613
Trade names	1 to 5	1,432	167	391	38

		87,395	17,200	74,918	11,685
Unamortized intangible assets
Trade names	Indefinite	14,478	—	14,478	—

		$101,873	$17,200	$89,396	$11,685

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

For acquisitions completed during 2007 and 2006, the aggregate amount of purchase price assigned to intangible assets other than goodwill consisted of the following.

	December 31, 2007		December 31, 2006
	Weighted- Average Amortization Period in Years	Fair Value	Weighted- Average Amortization Period in Years	Fair Value
Amortized intangible assets
Contract backlog	—	$—	1.5	$4,511
Customer relationships	11.8	11,003	13.8	45,640
Non-competition agreements	5.5	3,029	8.0	7,745
Trade names	5.0	1,112	3.5	391

		15,144		58,287
Unamortized intangible assets
Trade names	Indefinite	—	Indefinite	10,078

		$15,144		$68,365

8. Fair Value of Financial Instruments

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

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term notes and accounts receivable	$70,428	$66,433	$47,673	$45,880
Long-term debt, including current portion	573,425	754,260	570,358	611,054
Interest rate swap assets (liabilities)	371	371	(1,891)	(1,891)

Cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses. Commercial paper investments included in cash and cash equivalents are carried at fair value on the balance sheet. We believe the carrying amounts of all other current assets and current liabilities are reasonable estimates of their fair values.

Long-term notes and account receivable. We determined the fair value of long-term notes and account receivable based on the expected future cash flows discounted at risk-adjusted rates.

Long-term debt. We determined the fair value of the long-term debt based on quoted market prices for our senior notes. We determined the fair value of our variable rate notes payable based on the carrying value, as interest rates reset every 90 days.

Interest rate swap assets ( liabilities). The carrying amount of our interest rate swap assets (liabilities) is fair value. The fair value of our interest rate swaps is based on estimates obtained from bankers to settle the agreements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Letters of credit. We use letters of credit primarily to back some lease guarantees. Outstanding letters of credit totaled $9.2 million at December 31, 2007 and $9.3 million at December 31, 2006. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

9. Long-Term Debt

	December 31,
	2007	2006
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $371—2007 and $(1,891)-2006	$200,371	$198,109
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012	150,000	150,000
Notes payable to former shareholders of acquired business	7,720	6,875
Other	334	374

Total long-term debt	573,425	570,358
Less current portion	157,772	6,917

Long-term debt, net of current portion	$415,653	$563,441

7 5 /8% senior notes due 2013. In August 2005, we completed the sale in a Rule 144A private placement of $200.0 million in principal amount of 7 5/8% senior notes due June 15, 2013, generating net cash proceeds of $194 million after deducting fees and expenses and the initial purchasers’ discounts. All of these notes were exchanged for senior notes with identical terms registered with the Securities and Exchange Commission (SEC) in January 2006. Cash interest is payable semi-annually beginning December 15, 2005 at a rate of 7.625% per year. We may choose to redeem some or all of these starting June 15, 2009 at an initial redemption price of 103.813% of the aggregate principal amount of these notes plus accrued and unpaid interest. On or before June 15, 2008, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 107.625% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If we do not maintain the registration of the notes effective through maturity, subject to limitations, then the annual interest rate on these notes will increase by 0.25% every 90 days, up to a maximum of 1.0%, until the default ceases to exist. If we have a registration default and subsequently correct it, the annual interest rate on the notes will revert to 7.625%.

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in fair value attributable to changes in market interest rates associated with $60.0 million of our senior notes. As a result of this hedge and in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we recognized a $0.4 million increase to the carrying value of the senior notes as of December 31, 2007 and a $1.9 million decrease to the carrying value of the senior notes as of December 31, 2006. However, this fair value hedge adjustment does not change the amounts due at maturity of the senior notes.

7 3/4% senior notes due 2016. In October 2006, we completed the issuance and sale in a rule 144A private placement of $215.0 million in principal amount of 7 3/4% senior notes due October 1, 2016, which generated net cash proceeds of $208 million after deducting fees and expenses and the initial purchasers’ discounts. All of these notes were exchanged for senior notes with identical terms registered with the SEC in February 2007. Cash interest is payable semiannually beginning April 1, 2007 at a rate of 7.75% per year. We may choose to redeem

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

some or all of these notes starting October 1, 2011 at an initial redemption price of 103.875% of the aggregate principal amount of these notes plus accrued and unpaid interest. On or before October 1, 2009, we may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 107.75% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If we do not maintain the registration of the notes effective through maturity, subject to limitations, then the annual interest rate on these notes will increase by 0.25% every 90 days, up to a maximum of 1.0%, until the default ceases to exist. If we have a registration default and subsequently correct it, the annual interest rate on the notes will revert to 7.75%.

3 3/4% convertible senior subordinated notes due 2012. In August 2005, we completed the sale in a rule 144A private placement of $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012, which generated net cash proceeds of $144 million after deducting fees, expenses and the initial purchasers’ discounts. All of these notes were exchanged for convertible notes with terms registered with the SEC in January 2006. Cash interest is payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The convertible notes are non-callable. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 31.998 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $31.25 per share, subject to adjustment upon specified events. Assuming conversion of the full $150 million principal amount of the notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. The convertible notes may be converted at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time period exceeds 120% of the conversion price for a specified time period; or (4) if the trading price for a convertible note is less than 95% of the closing sale price of our common stock into which it can be converted for a specified time period.

As of October 15, 2007, the $150 million aggregate principal amount of 3 3/4% notes due July 15, 2012 became convertible at the option of the holders and currently continues to be convertible through April 15, 2008 as provided in the indenture covering the convertible notes. The notes will remain convertible at the option of the holders until such time as the closing sale price of our common stock does not exceed $37.50 per share (120% of the conversion price) for a specified time. As a result, these notes have been classified as a current liability at December 31, 2007. At December 31, 2006, the convertible notes were not convertible and the holders of the notes had no right to require us to repurchase the notes and therefore they were classified as long-term debt.

If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. However, the number of shares issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of December 31, 2007, the conversion price has not required adjustment. These notes are senior subordinated unsecured indebtedness of ours and will be subordinated to all of our existing and future senior indebtedness. The conversion feature embedded in the convertible notes is classified as an equity instrument under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the conversion feature is not required to be bifurcated and accounted for separately from the notes. We do not have a stated intent or past practice of settling such instruments in cash, therefore share settlement is assumed for accounting purposes until actual settlement takes place. Until conversion, no amounts are recognized in our financial statements for the ultimate settlement

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

of the conversion feature. Upon conversion, if we elect to settle the conversion feature with shares of our common stock, settlement of the conversion feature will be accounted for as an equity transaction involving the issuance of shares at fair value for settlement of the conversion feature. No gain or loss would be recognized in our financial statements as a result of settling the conversion feature in shares of common stock. If we elect to settle the conversion feature in cash, the full amount of the cash payment will be treated as a loss on the extinguishment of debt in our income statement when settled.

Senior secured bank credit facility. On September 29, 2006, we amended and restated our senior secured bank credit facility to provide for $50.0 million in additional borrowing capacity under our revolving line of credit, adjust our financial covenants and effect certain other changes. As of December 31, 2007, our senior secured bank credit facility provides for a $150.0 million revolving line of credit. The maturity date of the $150.0 million revolving line of credit is September 30, 2011. We may choose to repay outstanding borrowings under the senior secured bank credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced U.S. prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. We are also required to pay a commitment fee of between 0.25% and 0.5% on the unused portion of the revolving line of credit which is subject to change based on our consolidated leverage ratio. As of December 31, 2007, our commitment fee rate was 0.25%. Under the senior secured bank credit facility, the lenders have a security interest in substantially all of our assets. As of December 31, 2007, we had no borrowings outstanding under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of December 31, 2007, we had $9.2 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $140.8 million. As of December 31, 2006, we had $9.3 million of outstanding letters of credit.

Our senior secured bank credit facility and the indenture governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than the consulting business. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA); EBITDA to specified charges and the maintenance of a minimum net worth, each as defined under the senior secured credit facility. At December 31, 2007, we were in compliance with all covenants as stipulated in the senior secured credit facility and the indenture governing our senior notes.

Notes payable to shareholders of acquired business. In connection with the acquisition of FD, we issued $6.9 million of notes to former FD shareholders who elected to receive notes in lieu of cash. These notes are unsecured and bear interest based on London Interbank Offered Rate, or LIBOR, that compounds quarterly. The notes are redeemable at any time prior to maturity on October 5, 2008. Accordingly, they have been classified as a current obligation. Former FD shareholders who elected to receive notes in lieu of cash will also receive any earn-out consideration in the form of notes. In 2007, we issued $8.1 million of notes in lieu of cash for earn-out consideration as part of this agreement. These additional notes are redeemable at any time prior to their maturity in March 2009, and also have been classified as a current obligation. During 2007, $7.9 million was repaid in connection with the notes mentioned above and was classified as a financing activity in our consolidated statement of cash flows.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Guarantees. Currently, we do not have any debt guarantees related to entities outside of the consolidated group. As of December 31, 2007, substantially all of our domestic subsidiaries are guarantors of borrowings under our senior secured credit facility, our senior notes and our convertible notes in the amount of $565 million.

Future maturities of long-term debt. For years subsequent to December 31, 2007, scheduled annual maturities of long-term debt outstanding as of December 31, 2007 are as follows. Long-term debt that is callable by the holder has been shown as maturing in 2008 in the following table.

2008	$157,772
2009	45
2010	46
2011	47
2012	48
Thereafter	415,096

573,054
Plus fair value hedge adjustment	371

$573,425

10. Derivative Instruments and Hedging Activities

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

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. We record all interest rate swaps at their fair market values within other assets or other liabilities on our balance sheet. As of December 31, 2007, the fair value of our interest rate swap agreements was an asset of $0.4 million. As of December 31, 2006, the fair value of our interest rate swap agreements was a liability of $1.9 million.

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our 7 5/8% fixed rate senior notes. The interest swap agreements mature on June 15, 2013. Under the terms of the interest rate swap agreements, we receive interest on the $60.0 million notional amount at a fixed rate of 7.625% and pay a variable rate of interest, between 8.17% and 8.55% for the year ended December 31, 2007, based on the LIBOR as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness has been recognized as the critical

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

provisions of the interest rate swap agreements match the applicable provisions of the debt. For the years ended December 31, 2007, 2006 and 2005, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate increased interest expense by $0.5 million, $0.3 million and $0.2 million, respectively.

11. Commitments and Contingencies

Operating lease commitments. We lease office space and equipment under non-cancelable operating lease agreements that expire in various years through 2021. The leases normally provide for the payment of minimum annual rentals and may include scheduled rent increases. We recognize scheduled rent increases on a straight-line basis over the initial lease term. Some leases include provisions for renewal options of up to five years. Some of our leases for office space contain provisions whereby the future rental payments may be adjusted for increases in operating expenses above specified amounts.

We entered into a lease agreement for office space in New York City that commenced in July 2004 and expires in November 2021. In accordance with the lease terms, we received a cash inducement of $8.1 million in 2004 and an additional $3.3 million in 2005. We entered into a lease agreement for office space in Washington, D.C. that commenced in November 2006 and expires in November 2021. In accordance with the lease terms, we received a cash inducement of $10.8 million in 2007. In addition, we entered into a lease agreement for additional office space in Atlanta, Georgia that commenced in January 2007 and expires in March 2012. In accordance with the lease terms, we received a cash inducement of $0.4 million in 2007. We have classified the inducements as deferred rent within other liabilities on our balance sheet. We are amortizing the cash inducements over the life of the lease as a reduction to the rent expense.

Rental expense, net of rental income was $35.8 million during 2007, $20.2 million during 2006 and $16.3 million during 2005. For years subsequent to December 31, 2007, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income of $1.9 million in 2008, $1.7 million in 2009, $1.4 million in 2010, $0.4 million in 2011 and none in 2012 are as follows.

2008	$27,530
2009	26,462
2010	26,026
2011	25,641
2012	22,003
Thereafter	139,540

$267,202

Loss on subleased facilities. During the fourth quarter of 2004, we consolidated our New York City and Saddle Brook, New Jersey offices and relocated our employees into our new office facility. As a result of this decision, we vacated leased office facilities prior to the lease termination dates. We recorded a loss of $4.7 million within our corporate segment related to the abandoned facilities during the fourth quarter of 2004. This charge includes $0.7 million of asset impairments and $4.0 million representing the present value of the future lease payments related to the facilities we vacated net of estimated sublease income of $4.2 million. We calculated the present value of our future lease payments using a discount rate of about 8%. In August 2005, we entered into a 30-month sublease related to some space in our new office facility in New York City resulting in a loss of $0.9 million. Sublease losses are classified as a component of selling, general and administrative expense and primarily represent the present value of the future lease payments related to the space we subleased net of

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

estimated sublease income. During 2007, we made payments, net of sublease income, of about $0.8 million against the total lease loss liability. As of December 31, 2007, the balance of the liability for losses on these abandoned and subleased facilities was $1.1 million. During 2006, we made payments, net of sublease income, of about $0.5 million against the total lease loss liability. As of December 31, 2006, the balance of the liability for losses on abandoned and subleased facilities was $1.9 million.

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

Litigation settlement losses, net. During 2007, 2006 and 2005, we reached settlement on various lawsuits. As a result, we recorded net losses of $1.0 million in 2007, $0.2 million in 2006 and $1.6 million in 2005.

12. Income Taxes

Significant components of deferred tax assets and liabilities are as follows.

	December 31, 2007		December 31, 2006
	Asset	Liability	Asset	Liability
Current deferred tax assets (liabilities)
Allowance for doubtful accounts	$4,452	$—	$3,054	$—
Accrued vacation and bonus	2,680	—	4,471	—
Accrued sublease losses	454	—	793	—
Restricted stock	2,222	—	1,113	—
Restructuring	1,823	—	—	—
Prepaid expenses	—	(973)	—	(1,171)
Other	—	(114)	133	—

Total current deferred tax assets (liabilities)	11,631	(1,087)	9,564	(1,171)

Long-term deferred assets (liabilities)
Property, equipment and capitalized software	1,798	—	345	—
Deferred rent	10,196	—	5,383	—
Share-based compensation	6,321	—	1,570	—
Forgivable notes receivable from employees	5,831	—	2,720	—
Foreign tax credits	8,945	—	3,902	—
Accrued special charges	—	—	5,131	—
Deferred compensation	—	(3,519)	—	(3,962)
Goodwill and other intangible asset amortization	—	(75,502)	—	(72,070)
Currency translation adjustment	—	(4,927)	—	(801)
All other	1,744	—	—	—

Total long-term deferred tax assets (liabilities)	$34,835	$(83,948)	$19,051	$(76,833)

Total deferred tax assets (liabilities)		$(38,569)		$(49,389)

As of December 31, 2007, we have not recorded a $4.5 million deferred tax liability related to the tax basis difference in the investment in our foreign subsidiaries as the investment is permanent in duration.

We also have $8.9 million of foreign tax credit carryforwards that begin to expire in 2015. Based upon current levels of foreign source income and foreign income taxes, we expect to use the $8.9 million of credits by 2011.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

The company has not established a valuation allowance for any of its deferred assets as it expects that future taxable income as well as the reversal of temporary differences will enable the company to fully utilize its deferred tax assets.

The components of income before tax from continuing operations are as follows.

	Year Ended December 31,
	2007	2006	2005
Domestic	$113,099	$82,917	$97,959
Foreign	36,691	(3,752)	(772)

	$149,790	$79,165	$97,187

The components of the income tax provision from continuing operations are as follows.

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$39,328	$23,986	$24,915
State	10,275	5,917	6,708
Foreign	11,715	3,385	—

	61,318	33,288	31,623

Deferred
Federal	(2,518)	2,282	7,289
State	(1,131)	1,787	1,907
Foreign	—	(216)	—

	(3,649)	3,853	9,196

Income tax provision	$57,669	$37,141	$40,819

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows.

	Year Ended December 31,
	2007	2006	2005
Federal income tax provision at statutory rate	$52,426	$27,708	$34,016
State income taxes, net of federal benefit	7,091	4,932	5,626
Share-based compensation not deductible for tax purposes	1,014	1,452	—
Expenses not deductible for tax purposes	2,760	3,049	1,177
Goodwill amortization on foreign acquisitions deductible for U.S. tax purposes	(4,498)	—	—
Change in state tax laws	(1,124)	—	—

	$57,669	$37,141	$40,819

At December 31, 2007, we had a net income tax receivable of $6.6 million as compared to a net income tax payable of $9.2 million at December 31, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

accounting for uncertainty in income taxes recognized in our financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and expanded disclosure with respect to uncertainty in income taxes. We adopted the guidance of FIN 48 effective January 1, 2007. The adoption of this accounting pronouncement did not have a material effect on our financial position, results of operations or cash flows. Furthermore, we are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2004 and are no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2000. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

During 2007, there were no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of December 31, 2007, our accrual for the payment of tax-related interest and penalties was not material.

13. Stockholders’ Equity

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

In October 2007, we closed on a public offering of 4,830,000 shares of the Company’s common stock (which included 630,000 shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares) at a price to the public of $50.00 per share, less the underwriting discount and commissions. The net proceeds of the offering were $231.4 million, after payment of the underwriting discounts, commissions and offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program.

Common stock repurchase program. In October 2003, our board of directors initially approved a share repurchase program under which we were authorized to purchase shares of our common stock. From time to time, our board of directors replenished the amount of authorized share repurchases under the initial program. On February 14, 2007, our board of directors authorized a share repurchase program of up to $50 million of stock repurchases through December 31, 2007. The shares of common stock could be purchased through open market or privately negotiated transactions and were to be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. On February 25, 2008 our board of directors authorized a stock repurchase program in the aggregate of $50 million which is currently in effect through February 2009.

During 2007, we purchased and retired 0.5 million shares of our common stock for a total cost of about $18.1 million. During 2006, we purchased and retired 0.6 million shares of our common stock for a total cost of about $16.6 million. In August 2005, we used an additional $70.3 million of the net proceeds received from the

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

private placement of our convertible notes to purchase 2.9 million shares of our common stock. During 2005, we purchased and retired 6.1 million shares of our common stock for a total cost of about $148.1 million. Since inception of the program, we purchased and retired a total of 8.1 million shares of our common stock for a total of $204.3 million, including the $6.8 million we paid to settle the accelerated share repurchase agreement in February 2006.

On July 28, 2005, we entered into an accelerated share repurchase agreement with an investment bank in connection with our convertible notes offering. Under that agreement, we purchased and retired 2.3 million shares of our common stock from the investment bank for an aggregate purchase price of $55.1 million, representing an initial purchase price of $24.04 per share plus transaction costs. The share purchase was funded using the proceeds received from the private placement of our convertible notes described in Note 9— “Long-term Debt.” We recorded the stock purchase as a reduction to stockholders’ equity.

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

14. Employee Benefit Plan

We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which are limited to a percent of the participant’s eligible compensation. The percentage match is at the discretion of our board of directors. We made contributions related to the plan of $5.6 million during 2007, $5.5 million during 2006 and $3.7 million during 2005.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom. The assets of the schemes are held separately from those of the Company in independently administered funds. We contributed $4.4 million to these plans during 2007. The contribution for 2006 was immaterial and there was none for 2005.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

15. Segment Reporting

We manage our business in five reportable operating segments: forensic and litigation consulting, corporate finance/restructuring, economic consulting, technology and strategic communications. Our strategic communications segment was formed as a result of our acquisition of FD in October 2006; therefore, no results for that segment are presented for years prior to 2006.

Our forensic and litigation consulting segment provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, trial preparation, expert testimony and other trial support services. Our corporate finance/restructuring segment provides consulting and advisory services relating to turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions, transaction advisory and interim management. Our economic consulting segment delivers sophisticated economic analysis and modeling of issues arising in mergers and acquisitions, antitrust and competition and other complex commercial and securities litigation. Our technology segment provides products, services and consulting to law firms, corporations and government agencies worldwide with the principal business focus on the collection, preservation, review and production of electronically stored information. Our strategic communications segment provides advice and consulting services related to financial communications, brand communications, public affairs and issues management and business consulting.

We began to manage our technology segment as a separate reportable operating segment beginning in January 2006. We have presented estimated 2005 segment results to compare to our 2006 presentation in the table below. However, if our technology segment had been managed as a separate segment during 2005, our actual results may have differed significantly as items such as direct bonuses and allocations of selling, general and administrative expenses may have been computed differently.

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization, special charges and corporate selling, general and administrative expenses which we refer to as segment profit. The reportable segments use the same accounting policies as those used by the company. There are no significant inter-company sales or transfers.

The table below presents revenues and operating income for our reportable segments for the three years in the period ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005
Revenues:
Forensic and Litigation Consulting	$217,028	$193,287	$157,263
Corporate Finance/Restructuring	261,625	212,617	211,027
Economic Consulting	174,447	144,091	108,398
Technology	162,837	117,230	62,857
Strategic Communications	185,333	40,708	—

Total Revenues	$1,001,270	$707,933	$539,545

Segment Profit:
Forensic and Litigation Consulting	$57,292	$55,306	$45,324
Corporate Finance/Restructuring	71,629	51,514	70,008
Economic Consulting	48,085	36,873	24,249
Technology	62,921	46,965	25,001
Strategic Communications	48,826	14,173	—

Total segment profit	$288,753	$204,831	$164,582

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

The table below reconciles segment profit to income before income tax provision.

	Year Ended December 31,
	2007	2006	2005
Segment profit	$288,753	$204,831	$164,582
Unallocated corporate expenses	(77,344)	(56,136)	(37,984)
Special charges	—	(22,972)	—
Depreciation expense allocated to segments	(14,582)	(9,101)	(7,233)
Amortization of intangible assets	(10,615)	(11,175)	(6,534)
Corporate litigation settlement (losses) gains	(204)	548	(768)
Interest and other expense, net	(36,218)	(26,830)	(14,876)

Income before income tax provision	$149,790	$79,165	$97,187

For the year ended December 31, 2006, the detail of the special charges by segment is as follows:

Forensic and Litigation Consulting	$9,890
Corporate Finance/Restructuring	7,740
Economic Consulting	4,148
Corporate	1,194

Total Company	$22,972

The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets.

	December 31,
	2007	2006
Forensic and Litigation Consulting	$233,104	$201,539
Corporate Finance/Restructuring	396,914	379,084
Economic Consulting	277,635	254,206
Technology	115,750	79,592
Strategic Communications	417,153	334,410

Total segment assets	1,440,556	$1,248,831
Unallocated corporate assets	418,068	142,325

Total assets	$1,858,624	$1,391,156

The table below details information on our revenues for the three years ended December 31, 2007. We do not have a single customer that represents ten percent or more of our consolidated revenues. Revenues have been attributed to location based on the location of the entity generating the revenue.

	Year Ended December 31,
	2007	2006	2005
United States	$838,941	$671,603	$538,069
All foreign countries	162,329	36,330	1,476

Total revenue	$1,001,270	$707,933	$539,545

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

The table below details information on our long-lived assets at December 31, 2007 and 2006. Long lived assets have been attributed to geographic location based on the location of the entity holding the assets.

	December 31,
	2007	2006
United States	$935,879	$794,964
All foreign countries	261,218	301,243

Total long-lived assets	$1,197,097	$1,096,207

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our United States subsidiaries are guarantors of borrowings under our senior notes and our convertible notes. The guarantees are full and unconditional and joint and several. All of our guarantors are direct or indirect, wholly-owned subsidiaries. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our subsidiaries by dividend or loan.

The following financial information presents condensed consolidating balance sheets, income statements and statements of cash flows for FTI Consulting, Inc., all guarantor subsidiaries, all non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting, Inc. and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and inter-company balances and transactions.

Consolidating Balance Sheet Information as of December 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$328,505	$1,273	$30,685	$—	$360,463
Accounts receivable, net	135,158	70,597	39,421	—	245,176
Intercompany receivables	10,686	116,616	47,712	(175,014)	—
Other current assets	46,145	4,117	5,626	—	55,888

Total current assets	520,494	192,603	123,444	(175,014)	661,527
Property and equipment, net	47,962	11,792	8,089	—	67,843
Goodwill	414,889	322,697	203,292	—	940,878
Other intangible assets, net	5,409	36,455	42,809	—	84,673
Investments in subsidiaries	746,834	258,356	166,087	(1,171,277)	—
Other assets	67,484	173,927	7,031	(144,739)	103,703

Total assets	$1,803,072	$995,830	$550,752	$(1,491,030)	$1,858,624

Liabilities
Intercompany payables	$73,737	$46,544	$54,733	$(175,014)	$—
Other current liabilities	269,322	46,742	67,755	(2,757)	381,062

Total current liabilities	343,059	93,286	122,488	(177,771)	381,062
Long-term debt, net	415,653	—	—	—	415,653
Other liabilities	72,110	12,580	146,951	(141,982)	89,659

Total liabilities	830,822	105,866	269,439	(319,753)	886,374
Stockholders’ equity	972,250	889,964	281,313	(1,171,277)	972,250

Total liabilities and stockholders’ equity	$1,803,072	$995,830	$550,752	$(1,491,030)	$1,858,624

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Consolidating Balance Sheet Information as of December 31, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$70,010	$3,592	$18,321	$—	$91,923
Accounts receivable, net	107,349	42,090	21,658	—	171,097
Intercompany receivables	255,241	—	—	(255,241)	—
Other current assets	20,723	6,103	5,103	—	31,929

Total current assets	453,323	51,785	45,082	(255,241)	294,949
Property and equipment, net	41,693	3,761	5,872	—	51,326
Goodwill	407,452	232,562	245,697	—	885,711
Other intangible assets, net	5,104	24,833	47,774	—	77,711
Investments in subsidiaries	344,723	288,510	1,896	(635,129)	—
Other assets	57,325	22,223	1,911	—	81,459

Total assets	$1,309,620	$623,674	$348,232	$(890,370)	$1,391,156

Liabilities
Intercompany payables	$—	$227,281	$27,960	$(255,241)	$—
Other current liabilities	128,750	24,847	24,862	—	178,459

Total current liabilities	128,750	252,128	52,822	(255,241)	178,459
Long-term debt, net	563,441	—	—	—	563,441
Other liabilities	52,329	23,934	7,893	—	84,156

Total liabilities	744,520	276,062	60,715	(255,241)	826,056
Stockholders’ equity	565,100	347,612	287,517	(635,129)	565,100

Total liabilities and stockholders’ equity	$1,309,620	$623,674	$348,232	$(890,370)	$1,391,156

Consolidating Statement of Income Information for the Year Ended December 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$544,360	$701,421	$168,838	$(413,349)	$1,001,270
Operating expenses
Direct cost of revenues	304,674	570,115	84,662	(411,044)	548,407
Selling, general and administrative expense	179,633	35,381	42,529	(2,305)	255,238
Amortization of other intangible assets	2,006	5,028	3,581	—	10,615

Operating income	58,047	90,897	38,066	—	187,010
Other income (expense)	(38,713)	2,544	(1,051)	—	(37,220)

Income before income tax (provision) benefit	19,334	93,441	37,015	—	149,790
Income tax (provision) benefit	(7,810)	(38,144)	(11,715)	—	(57,669)
Equity in net earnings of subsidiaries and affiliate	80,597	25,299	2,755	(108,651)	—

Net income (loss)	$92,121	$80,596	$28,055	$(108,651)	$92,121

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Consolidating Statement of Cash Flow Information for the Year Ended December 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$22,708	$45,576	$9,669	$77,953

Investing activities
Payments for acquisition of businesses, net of cash received	(1,402)	(8,466)	(22,375)	(32,243)
Purchases of property and equipment and other	(27,890)	(2,897)	(5,153)	(35,940)

Net cash (used in) provided by investing activities	(29,292)	(11,363)	(27,528)	(68,183)

Financing activities
Capital contributions	(313,649)	260,821	52,828	—
Purchase and retirement of common stock	(18,118)	—	—	(18,118)
Intercompany transfers	318,292	(297,353)	(20,939)	—
Issuance of common stock	231,408	—	—	231,408
Other	47,146	—	—	47,146

Net cash provided by (used in) financing activities	265,079	(36,532)	31,889	260,436

Effect of exchange rate changes on cash	—	—	(1,666)	(1,666)

Net (decrease) increase in cash and cash equivalents	258,495	(2,319)	12,364	268,540
Cash and cash equivalents, beginning of year	70,010	3,592	18,321	91,923

Cash and cash equivalents, end of year	$328,505	$1,273	$30,685	$360,463

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

17. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Revenues	$227,725	$239,692	$253,334	$280,519

Operating Expenses
Direct cost of revenues	126,181	131,349	139,131	151,746
Selling, general and administrative expenses	60,358	61,910	63,007	69,963
Amortization of other intangible assets	2,737	2,748	2,293	2,837

	189,276	196,007	204,431	224,546

Operating income	38,449	43,685	48,903	55,973
Interest expense and other, net	(10,468)	(8,913)	(10,626)	(6,211)
Litigation settlement gains (losses), net	(741)	(167)	36	(130)

Income before income tax provision	27,240	34,605	38,313	49,632
Income tax provision	11,978	11,523	15,330	18,838

Net income	$15,262	$23,082	$22,983	$30,794

Earnings per common share—basic	$0.37	$0.56	$0.55	$0.66

Earnings per common share—diluted	$0.36	$0.53	$0.50	$0.60

Weighted average common shares outstanding
Basic	41,498	41,333	41,992	46,996

Diluted	42,518	43,412	45,595	51,347

2006
Revenues	$169,264	$159,760	$162,068	$216,841

Operating Expenses
Direct cost of revenues	95,259	90,083	91,554	112,136
Selling, general and administrative expenses	43,226	38,610	39,711	57,025
Amortization of other intangible assets	2,954	2,805	2,551	2,865
Special charges	—	—	22,972	—

	141,439	131,498	156,788	172,026

Operating income	27,825	28,262	5,280	44,815
Interest and other expenses, net	(4,962)	(5,451)	(5,692)	(10,725)
Litigation settlement gains (losses), net	(264)	(5)	688	(606)

Income before income tax provision	22,599	22,806	276	33,484
Income tax provision	10,312	10,139	562	16,128

Net income (loss)	$12,287	$12,667	$(286)	$17,356

Earnings per common share—basic	$0.31	$0.32	$(0.01)	$0.43

Earnings per common share—diluted	$0.31	$0.32	$(0.01)	$0.42

Weighted average common shares outstanding
Basic	39,326	39,114	39,326	40,574

Diluted	40,243	39,885	39,326	41,392

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2007, pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Policy on Ethics and Business Conduct, or Code of Ethics, which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Corporate Controller and our other financial professionals, as well as our Chief Operating Officer, Chief Legal, Risk and Compliance Officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at http://www.fticonsulting.com/web/about/governance.html. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K filed with the SEC. We will provide printed copies of our Corporate Governance documents, including, without limitation, our Corporate Governance Guidelines, the Charters of the Committees of our Board, our Code of Ethics, our Conflicts of Interest Policy and our Anti-Corruption Policy to any person, without charge, upon request to our Corporate Secretary, FTI Consulting, Inc., 500 East Pratt Street, Suite 1400, Baltimore, Maryland 21202, telephone number (410) 951-4800.

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

The information contained in our proxy statement under the caption “Executive Officers and Compensation—Certain Relationships and Related Party Transactions,” “Information About the Board of Directors and Committees” and “Corporate Governance” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in our proxy statement under the caption “Auditor Services” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	(1)	The following financial statements are included in this Annual Report on Form 10-K:

		Management’s Report on Internal Control over Financial Reporting

		Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

		Reports of Independent Registered Public Accounting Firm—Consolidated Financial Statements

		Consolidated Balance Sheets—December 31, 2007 and 2006

		Consolidated Statements of Income—Years Ended December 31, 2007, 2006 and 2005

		Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2007, 2006 and 2005

		Consolidated Statements of Cash Flows—Years Ended December 31, 2007, 2006 and 2005

		Notes to Consolidated Financials Statements

	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:

		Schedule II—Valuation and Qualifying Accounts

		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise furnished.

FTI Consulting, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions		Deductions**	Balance at End of Period
		Charged to Expense	Charged to Other Accounts*
Year Ended December 31, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$20,351	$11,777	$6,319	$7,980	$30,467

Year Ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$17,330	$8,570	$3,494	$9,043	$20,351

Year Ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$16,693	$5,482	$27	$4,872	$17,330

*	Includes (1) allowance recorded upon acquisitions, net of dispositions and adjustments to purchase price allocations and (2) provision for unbilled services recorded as a reduction to revenues as it relates to fee adjustments and other discretionary pricing adjustments.
**	Includes (1) direct write-offs of uncollectible and unrealizable accounts receivable and (2) recoveries of billed accounts receivable and fee adjustments not previously written off.

(3) List of exhibits filed with this Annual Report or previously filed as indicated and incorporated herein by reference.

Exhibit Number	Description of Exhibits
1.1**	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.2**	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.3**	Purchase Agreement dated September 27, 2006, by and among FTI Consulting, Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to the 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission, on October 3, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K/A (Amendment No. 2) dated September 27, 2006 and incorporated herein by reference.)

1.4	Underwriting Agreement dated October 3, 2007, by and among FTI Consulting, Inc. and Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman, Sachs & Co. (Filed with the Securities and Exchange Commission on October 3, 2007 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment to Registration Statement on Form S-3 (333-146366) dated October 3, 2007 and incorporated herein by reference.)

2.1**	Agreement for the Purchase and Sale of Assets dated as of July 24, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the Securities and Exchange Commission on July 26, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 24, 2002 and incorporated herein by reference.)

2.2**	LLC Membership Interests Purchase Agreement dated as of January 31, 2000, by and among FTI Consulting, Inc., and Michael Policano and Robert Manzo (schedules and exhibits omitted). FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the Securities and Exchange Commission on February 15, 2000 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 4, 2000 and incorporated herein by reference.)

2.3**	Asset Purchase Agreement dated October 22, 2003, by and among KPMG LLP, DAS Business LLC and FTI Consulting, Inc. FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the Securities and Exchange Commission on November 14, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 3, 2003 and incorporated herein by reference.)

2.4**	Asset Purchase Agreement dated September 25, 2003, by and among FTI Consulting, Inc., LI Acquisition Company, LLC, Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp. FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the Securities and Exchange Commission on October 2, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 25, 2003 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
2.5**	Asset Purchase Agreement dated February 16, 2005, by and among FTI Consulting, Inc., FTI, LLC, FTI Repository Services, LLC, FTI Consulting Ltd., FTI Australia Pty Ltd, Edward J. O’Brien and Christopher R. Priestley, Messrs. Edward J. O’Brien and Christopher R. Priestley trading as the Ringtail Suite Partnership, Ringtail Solutions Pty Ltd, on its behalf and as trustee for Ringtail Unit Trust, Ringtail Solutions, Inc. and Ringtail Solutions Limited. FTI Consulting shall provide omitted exhibits and schedules to the Securities and Exchange Commission upon its request. (Filed with the Securities and Exchange Commission on February 23, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 16, 2005 and incorporated herein by reference.)

2.6**	Asset Purchase Agreement, dated as of May 23, 2005, by and among Cambio Health Solutions, LLC, Cambio Partners, LLC, each of the individuals named in Exhibit A thereto that becomes a party thereto prior to the Closing (as defined therein) by executing a joinder agreement on or after the date thereof, FTI Consulting, Inc, FTI, LLC, FTI Cambio LLC, and the Seller Representative (as defined therein). (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 23, 2005 and incorporated herein by reference.)

2.7**	Purchase Agreement, dated as of November 15, 2005, by and among FTI Compass, LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, FTI, LLC, a Maryland limited liability company, Competition Policy Associates, Inc., a District of Columbia corporation (the “Company”), and the stockholders of the Company listed on Schedule I thereto. (Filed with the Securities and Exchange Commission on November 19, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 22, 2005 and incorporated by reference herein).

2.8	Form of Irrevocable Undertaking entered into by Controlling Shareholder Group of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as exhibit 10.2 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.9	Form of Irrevocable Undertaking entered into by Executive Officers of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as exhibit 10.3 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.10	Form of Irrevocable Undertaking entered into by Other Shareholders of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as exhibit 10.4 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.11	Warranty Deed dated as of September 11, 2006 between FTI FD LLC and the Warrantors named therein. (Filed with the Securities and Exchange Commission on October 10, 2006 as exhibit 10.6 to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the Securities and Exchange Commission on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.1	Indenture dated August 2, 2005 among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to the senior notes. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.2	Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to the convertible notes. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.3	Form of Note (included as Exhibit A to Exhibit 4.1). (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of August 2, 2005, among FTI Consulting, Inc., Goldman, Sachs & Co. and Banc of America Securities LLC. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.5	First Supplemental Indenture relating to the 7 5/8%Senior Notes due 2013, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors names therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.6	First Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors named therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.7	Second Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of February 22, 2006, by and among FTI Consulting, Inc., the guarantors named therein, Competition Policy Associates, Inc. and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 24, 2006 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment no. 2 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.8	Second Supplemental Indenture relating to 7 5/8%Senior Notes due 2013, dated as of February 22, 2006, by and among FTI Consulting, Inc., Competition Policy Associates, Inc., District of Columbia corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.9	Third Supplemental Indenture relating to 7 5/8%Senior Notes due 2013, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.10	Third Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.11	Indenture dated as of October 3, 2006, relating to the 7 3/4% Senior Notes due 2016, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.12	Form of Note relating to 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.13	Form of Put and Call Option Agreement. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.14	Fourth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.15	Fourth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of November 7, 2006, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.16	First Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of December 11, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, International Risk Limited, a Delaware Corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.17	Fifth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of December 7, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.18	Fifth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of December 7, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, FTI Holder LLC, a Maryland limited liability company, and the other guarantors named therein, and Wilmington Trust Company. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.19	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.20	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.21	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.22†	Sixth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of December 27, 2007, among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., a Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, an Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee.

4.23†	Sixth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., a Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, an Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee.

4.24†	Second Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of December 31, 2007, by and among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, a Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee.

10.1*	1992 Stock Option Plan, as amended. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form SB-1, as amended (File No. 333-2002), and incorporated herein by reference.)

10.2*	1997 Stock Option Plan, as amended. (Filed with the Securities and Exchange Commission on April 10, 2002 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.3*	Employee Stock Purchase Plan, as amended. (Filed with the Securities and Exchange Commission on April 7, 2004 as an exhibit to FTI Consulting, Inc.’s definitive proxy statement on Schedule 14A and incorporated herein by reference.)

10.4*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.5*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Stewart J. Kahn. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.6*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Theodore I. Pincus. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.7**	Amended and Restated Credit Agreement, dated as of November 28, 2003, among FTI Consulting, Inc. and its subsidiaries named therein and Bank of America, N.A, as administrative agent and the other lenders named therein. (Filed with the Securities and Exchange Commission on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

10.8**	First Amendment dated as of April 19, 2005, to the Amended and Restated Credit Agreement dated November 28, 2003, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. Exhibits, schedules (or similar attachments) to the Credit Agreement are not filed. FTI Consulting Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (Filed with the Securities and Exchange Commission on April 22, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 19, 2005 and incorporated herein by reference.)

10.9**	Second Amendment, dated as of August 2, 2005, to the Amended and Restated Credit Agreement, dated as of November 28, 2003, by and among FTI, the guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

10.10	Amended and Restated Pledge Agreement, dated as of November 28, 2003, among the pledgors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the Securities and Exchange Commission on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

10.11	Amended and Restated Security Agreement, dated as of November 28, 2003, among the grantors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the Securities and Exchange Commission on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

10.12	Registration Rights Agreement dated as of August 30, 2002, by and between FTI Consulting, Inc., PricewaterhouseCoopers LLP and the other signatories thereto. (Filed with the Securities and Exchange Commission on September 13, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated August 30, 2002 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.13	Transition Services Agreement dated as of August 30, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed with the Securities Exchange Commission on September 13, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated August 30, 2002 and incorporated herein by reference.)

10.14*	Employment Agreement dated September 20, 2004 between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.15*	Restricted Stock Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.16*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed and incorporated herein by reference.)

10.17*	Amendment dated September 23, 2004 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 9, 2004 and incorporated herein by reference.)

10.18*	Restricted Stock Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated September 23, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.19*	Employment Agreement dated as of November 1, 2005 between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.20*	Restricted Stock Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.21*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.22*	FTI Consulting, Inc. Performance-Based Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on December 1, 2004 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 1, 2004 and incorporated herein by reference.)

10.23*	FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated as of April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.24*	Form of Incentive Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.25*	Form of Restricted Stock Agreement used with 2004 Long-Term Incentive Plan, as amended. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.26*	Form of Incentive Stock Option Agreement used with 1997 Stock Option Plan, as amended. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.27*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of October 28, 2004. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.28*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of February 17, 2005. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.29*	Written Summary of Non-Employee Director Compensation approved by the Board of Directors of FTI Consulting, Inc. on April 27, 2005. (Filed with the Securities and Exchange Commission on May 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.)

10.30*	FTI Consulting, Inc. Non-Employee Director Compensation Plan, established effective April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.31*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.32*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.33*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Unit Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.34*	FTI Consulting, Inc. Incentive Compensation Plan, Amended and Restated Effective October 25, 2005. (Filed with the Securities and Exchange Commission on October 28, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2005 and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.35*	Form of Nonqualified Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

10.36*	Restricted Stock Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

10.37*	Amendment No. 1 dated as of January 9, 2006, to the Employment Agreement dated as of March 31, 2004 between FTI Consulting, Inc. and Barry S. Kaufman (Filed with the Securities and Exchange Commission on January 12, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated January 9, 2006 and incorporated herein by reference.)

10.38*	Stock Option Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the Securities and Exchange Commission on March 7, 2006 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

10.39**	Third Amendment dated as of February 24, 2006, to the Amended and Restated Credit Agreement dated as of November 28, 2003, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on March 6, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.)

10.40*	Amendment No. 1 to Employment Agreement dated as of November 2, 2002, made and entered into as of the 21st day of March, 2006, by and between FTI Consulting, Inc., a Maryland corporation with its principal executive office in Baltimore, Maryland, and Theodore I. Pincus. (Filed with the Securities and Exchange Commission on March 21, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2006 and incorporated herein by reference.)

10.41*	Amendment to FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated effective April 27, 2005. (Filed with the Securities and Exchange Commission on March 31, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2006 and incorporated herein by reference.)

10.42*	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.43*	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective as of April 27, 2005, as further amended. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.44*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission, on June 6, 2006 as exhibit 4.3 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.45*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.46*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.47*	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.48*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.49*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.50*	FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.51*	Offer Letter dated January 9, 2006 to and accepted by John A. MacColl. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.52*	Offer Letter dated May 17, 2005 to and accepted by David G. Bannister. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.53**	Amended and Restated Credit Agreement entered into as of September 29, 2006, among FTI Consulting, Inc., a Maryland corporation, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Filed with the Securities and Exchange Commission on October 2, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.54**	Amended and Restated Security Agreement dated as of September 29, 2006, by and among the parties identified as “Grantors” on the signature pages thereto and such other parties as may become Grantors after the date thereof and Bank of America, N.A., as administrative agent for the holders of the Secured Obligations. (Filed with the Securities and Exchange Commission on October 2, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.55**	Amended and Restated Pledge Agreement dated as of September 29, 2006, by and among the parties identified as “Pledgors” on the signature pages thereto and such other parties as may become Pledgors after the date thereof and Bank of America, N.A., as administrative agent for the holders of the Secured Obligations. (Filed with the SEC on October 2, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.56	Exchange and Registration Rights Agreement dated as of October 3, 2006, relating to 7 3/4% Senior Notes due 2016, by and among FTI, the guarantors named therein and the Initial Purchasers named therein. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.57**	Parent Guaranty Agreement dated as of October 4, 2006, between FTI Consulting, Inc. and FTI FD Inc. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.58*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, Amended and Restated Effective October 25, 2006. (Filed with the Securities and Exchange Commission on October 26, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2006 and incorporated herein by reference.)

10.59*	FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.60*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix II: Australian Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.61*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix III: Ireland Sub-Plan. (Filed with the Securities Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.62*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix IV: United Kingdom Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.63*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.64*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.65	Release entered into as of January 4, 2007 in favor of FTI Consulting, Inc. and Teklicon, Inc. by Bank of America, N.A., as Administrative Agent, releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under the Amended and Restated Credit Agreement entered into as of September 29, 2006, Amended and Restated Security Agreement dated as of September 29, 2006, and Amended and Restated Pledge Agreement dated as of September 29, 2006. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

10.66*	FTI Consulting, Inc. Non-Qualified Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

10.67*	Amendment No. 1 made and entered into as of April 23, 2007 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on April 26, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 23, 2007 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.68*	Offer Letter dated June 14, 2007 to and accepted by Jorge A. Celaya (Filed with the Securities and Exchange Commission on July 10, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 9, 2007 and incorporated herein by reference.)

10.69†	Amendment No. 2 made and entered into as of November 2, 2007 to the Employment Agreement dated as of November 5, 2002, by and between FTI Consulting, Inc. and Theodore I. Pincus.

11.1†	Computation of Earnings Per Share (included in Note 1 to the Consolidated Financial Statements included in Part II—Item 8 herein).

14.0	FTI Consulting, Inc. Policy on Ethics and Business Conduct, as Amended and Restated Effective August 1, 2007. (Filed with the Securities and Exchange Commission on August 2, 2007 as an exhibit to FTI Consulting, Inc.’s Form 8-K dated August 1, 2007 and incorporated herein by reference.)

16.1	Letter dated April 26, 2006 from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountant. (Filed with the SEC on April 26, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 26, 2006 and incorporated by reference.)

16.2	Letter dated May 8, 2006 from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountant. (Filed with the SEC on May 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 9, 2006 and incorporated by reference.)

21.1†	Subsidiaries of FTI Consulting, Inc.

23.0†	Consent of KPMG LLP

23.1†	Consent of Ernst & Young LLP

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Policy on Disclosure Controls, as last amended and restated effective as of December 11, 2006. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

99.2	Policy Statement on Inside Information and Insider Trading, as last amended and restated effective as of December 11, 2006. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

99.3	Policy on Conflicts of Interest. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

99.4	Corporate Governance Guidelines, as last amended and restated effective as of June 6, 2006. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
99.5	Categorical Standards of Director Independence, as last amended and restated effective as of May 19, 2004. (Filed with the Securities and Exchange Commission on March 15, 2005 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2004 and incorporated herein by reference.)

99.6	Charter of Audit Committee, as last amended and restated effective as of December 11, 2006. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

99.7	Charter of the Compensation Committee, as last amended and restated effective as of December 11, 2006. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

99.8	Charter of the Nominating and Corporate Governance Committee, as last amended and restated effective as of September 17, 2004. (Filed with the Securities and Exchange Commission on March 15, 2005 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2004 and incorporated herein by reference.)

99.9†	Anti-Corruption Policy effective as of August 1, 2007.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**	With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits, schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 28th day of February 2008.

FTI CONSULTING, INC.

By:	/s/ JACK B. DUNN, IV
Name:	Jack B. Dunn, IV
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Chairman of the Board	February 28, 2008

/s/ JACK B. DUNN, IV Jack B. Dunn, IV	Chief Executive Officer and President and Director (Principal Executive Officer)	February 28, 2008

/s/ DOMINIC DINAPOLI Dominic DiNapoli	Executive Vice President and Chief Operating Officer	February 28, 2008

/s/ JORGE A. CELAYA Jorge A. Celaya	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ CATHERINE M. FREEMAN Catherine M. Freeman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

/s/ BRENDA J. BACON Brenda J. Bacon	Director	February 28, 2008

/s/ MARK H. BEREY Mark H. Berey	Director	February 28, 2008

/s/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	February 28, 2008

/s/ JAMES W. CROWNOVER James W. Crownover	Director	February 28, 2008

/s/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director	February 28, 2008

/s/ MATTHEW F. MCHUGH Matthew F. McHugh	Director	February 28, 2008

/s/ GEORGE P. STAMAS George P. Stamas	Director	February 28, 2008

/s/ GARY C. WENDT Gary C. Wendt	Director	February 28, 2008