Form 10-Q
period 2008-03-31
FTI CONSULTING INC
filed 2008-05-07
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(561) 515-6078

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common stock, par value $0.01 per share	50,151,285

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$227,068	$360,463
Accounts receivable
Billed receivables	230,319	190,900
Unbilled receivables	113,403	84,743
Allowance for doubtful accounts and unbilled services	(36,297)	(30,467)

	307,425	245,176
Notes receivable	11,809	11,687
Prepaid expenses and other current assets	32,946	33,657
Deferred income taxes	10,513	10,544

Total current assets	589,761	661,527
Property and equipment, net of accumulated depreciation	69,637	67,843
Goodwill	990,247	940,878
Other intangible assets, net of amortization	96,350	84,673
Notes receivable, net of current portion	50,476	52,374
Other assets	83,901	51,329

Total assets	$1,880,372	$1,858,624

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$73,705	$103,410
Accrued compensation	84,190	102,054
Current portion of long-term debt	152,199	157,772
Billings in excess of services provided	17,006	17,826

Total current liabilities	327,100	381,062
Long-term debt, net of current portion	417,321	415,653
Deferred income taxes	54,564	49,113
Other liabilities	43,884	40,546
Commitments and contingent liabilities (notes 5, 7 and 8)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—49,640 (2008) and 48,979 (2007)	496	490
Additional paid-in capital	635,106	601,637
Retained earnings	392,347	361,058
Accumulated other comprehensive income	9,554	9,065

Total stockholders’ equity	1,037,503	972,250

Total liabilities and stockholders’ equity	$1,880,372	$1,858,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2008	2007
Revenues	$307,102	$227,725

Operating expenses
Direct cost of revenues	172,521	126,181
Selling, general and administrative expense	72,572	60,358
Amortization of other intangible assets	2,898	2,737

	247,991	189,276

Operating income	59,111	38,449

Other income (expense)
Interest income	3,081	496
Interest expense and other	(10,388)	(10,964)
Litigation settlement losses, net	(1)	(741)

	(7,308)	(11,209)

Income before income tax provision	51,803	27,240
Income tax provision	20,514	11,978

Net income	$31,289	$15,262

Earnings per common share—basic	$0.65	$0.37

Earnings per common share—diluted	$0.59	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, January 1, 2008	48,979	$490	$601,637	$361,058	$9,065	$972,250
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $218					434	434
Unrealized gains on cash equivalents, net of taxes of $30					55	55
Net income				31,289		31,289

Total comprehensive income						31,778
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $2,726	219	2	7,721			7,723
Employee stock purchase plan	124	1	4,004			4,005
Restricted share grants, less net settled shares of 7	103	1	(421)			(420)
Stock units issued under incentive compensation plan			3,441			3,441
Business combinations	215	2	13,038			13,040
Share-based compensation			5,686			5,686

Balance, March 31, 2008	49,640	$496	$635,106	$392,347	$9,554	$1,037,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$31,289	$15,262
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,026	3,958
Amortization of other intangible assets	2,898	2,737
Provision for doubtful accounts	4,546	2,199
Non-cash share-based compensation	6,706	5,389
Excess tax benefits from share-based compensation	(2,642)	(679)
Non-cash interest expense	755	891
Other	(171)	22
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(59,084)	(27,586)
Notes receivable	1,655	(24,476)
Prepaid expenses and other assets	(1,974)	842
Accounts payable, accrued expenses and other	2,226	17,695
Accrued special charges	(1,220)	(3,235)
Income taxes	17,787	1,667
Accrued compensation	(18,077)	(25,324)
Billings in excess of services provided	(830)	654

Net cash used in operating activities	(10,110)	(29,984)

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(93,636)	(19,003)
Purchases of property and equipment	(7,525)	(13,789)
Other	(27,371)	240

Net cash used in investing activities	(128,532)	(32,552)

Financing activities
Borrowings under revolving line of credit	—	15,000
Payments of revolving line of credit	—	(15,000)
Payments of long-term debt	(6,335)	(11)
Net issuance of common stock under equity compensation plans	8,582	7,948
Excess tax benefits from share-based compensation	2,642	679

Net cash provided by financing activities	4,889	8,616

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	358	180

Net decrease in cash and cash equivalents	(133,395)	(53,740)

Cash and cash equivalents, beginning of period	360,463	91,923

Cash and cash equivalents, end of period	$227,068	$38,183

Supplemental cash flow disclosures
Non cash investing and financing activities:
Issuance of common stock to acquire businesses	$13,040	$5,438
Issuance of stock units under incentive compensation plans	3,441	1,057
Issuance of notes payable as contingent consideration	506	8,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and under the rules and regulations of the Securities and Exchange Commission for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. You should not expect the results of operations for interim periods to necessarily be an indication of the results for a full year. You should read these financial statements in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has included an immaterial prior period reclassification in its Condensed Consolidated Statements of Cash Flows to reflect the twice yearly issuance of shares to employees under its Employee Stock Purchase Plan. The reclassification results in an increase to net cash provided by financing activities and a corresponding decrease to net cash used in operating activities. The amount of this correction for the period ending March 31, 2007 is $3.1 million.

2. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method, and shares issuable upon conversion of our convertible senior subordinated notes assuming the conversion premium was converted into common stock based on the average closing sale price of our stock during the period. The conversion feature of the convertible notes had a dilutive effect on our earnings per share in 2008 because the average closing sale price per share of our common stock for the three months ended March 31, 2008 was $60.22, which was above the current conversion threshold price of the notes of $37.50. The shares underlying the convertible notes were not included in the diluted weighted average share outstanding for the three months ended March 31, 2007 because the average closing sale price per share of our common stock was $30.66, which was below the current conversion threshold price of the notes.

	Three Months Ended March 31,
	2008	2007
Numerator—basic and diluted
Net income	$31,289	$15,262

Denominator
Weighted average number of common shares outstanding—basic	48,325	41,498
Effect of dilutive stock options	1,631	770
Effect of dilutive convertible notes	2,309	—
Effect of dilutive restricted shares	452	250

Weighted average number of common shares outstanding—diluted	52,717	42,518

Earnings per common share—basic	$0.65	$0.37

Earnings per common share—diluted	$0.59	$0.36

Antidilutive stock options and restricted shares	177	2,795

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

3. Comprehensive Income

The following table sets forth the components of comprehensive income.

	Three Months Ended March 31,
	2008	2007
Net income	$31,289	$15,262
Other comprehensive income, net of tax:
Cumulative translation adjustment	434	192
Unrealized gain on cash equivalents	55	—

Comprehensive income	$31,778	$15,454

4. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) as they relate to our financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States (GAAP) and enhances disclosures about fair value measurements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not change our fair value measurements.

The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2008.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest rate swaps	$—	$2,373	$—	$2,373

Total assets	$—	$2,373	$—	$2,373

Hedge adjustment on long-term debt	$—	$2,373	$—	$2,373

Total liabilities	$—	$2,373	$—	$2,373

The fair value of the interest rate swaps was based on the present value of expected future cash flows using discount rates appropriate with the risks involved. We entered into interest rate swaps to hedge the risk of changes in fair value attributed to changes in market interest rates associated with $60 million of our 7 5/8% senior notes due 2013. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains in interest expense. No hedge ineffectiveness has been recognized as the critical provisions of the interest rate swap match the applicable provisions of the debt.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

5. Acquisitions

During the first quarter of 2008, we completed seven business combinations for a total acquisition cost of $72.0 million, consisting of $59.0 million of cash and transaction costs ($54.6 million, net of cash received) and 215,528 restricted shares of our common stock valued at $13.0 million. Certain purchase agreements for these business combinations contain provisions that include contingent consideration payments based on the achievement of annual financial targets in each of the next five years. Contingent consideration is evaluated in accordance with the guidance proscribed in EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination”. EITF 95-8 details the factors or indicators that should be considered in evaluating whether an arrangement for contingent consideration based on earnings or other performance measures in future periods is, in substance, additional purchase price of the acquired enterprise or compensation for services, use of property, or profit sharing. Based on our initial evaluation of the terms for contingent consideration, any contingent consideration payable in the future will be considered additional purchase price and applied to goodwill when the outcome of the contingency is determinable beyond a reasonable doubt.

We granted two sellers contractual protection against a decline in the value of the restricted common stock issued as consideration for the acquisition. Upon the lapse of the restrictions on the common stock, if the market price of our common stock is below $56.66, in one case and $64.04 in the other case, we have agreed to make additional cash payments to the sellers equal to the deficiency.

The business combinations consummated in the first quarter of 2008, both individually and in the aggregate, did not materially impact our results of operations; therefore, pro forma results have not been presented. Preliminary allocations of the initial purchase price of the acquisitions have been made to the major categories of assets and liabilities based on the information available and are currently subject to change during the allocation period. The excess of purchase price over the preliminary estimated values of the tangible and identifiable intangible assets was recorded as goodwill. Finite lived acquired intangibles are amortized over a straight-line basis according to their estimated useful lives.

Additionally, on March 31, 2008 we transferred $26.8 million of cash to a third party in advance of an acquisition which closed on April 1, 2008. This advance is included in the Condensed Consolidated Balance Sheet in Other Assets and is reflected in the Condensed Consolidated Statement of Cash Flows within “Other Investing Activities”.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

6. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill for the three months ended March 31, 2008, are as follows:

	Technology	Corporate Finance/ Restructuring	Economic Consulting	Strategic Communications	Forensic and Litigation Consulting	Total
Balance, January 1, 2008	$37,590	$298,571	$181,669	$273,740	$149,308	$940,878
Goodwill acquired during the period	21,468	—	—	345	27,967	49,780
Earn-out adjustments	—	—	—	219	—	219
FAS 109 deferred tax adjustment	—	(681)	—	—	—	(681)
Cumulative translation adjustment and other	(2)	—	—	229	(176)	51

Balance, March 31, 2008	$59,056	$297,890	$181,669	$274,533	$177,099	$990,247

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $2.9 million for the three months ended March 31, 2008 and $2.7 million for the three months ended March 31, 2007. Based solely on the amortizable intangible assets recorded as of March 31, 2008, we estimate amortization expense to be $11.6 million during the remainder of 2008, $12.0 million in 2009, $7.7 million in 2010, $7.6 million in 2011, $7.2 million in 2012, $6.2 million in 2013, and $29.6 million in years after 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives or other relevant factors. During the three months ended March 31, 2008, we finalized the valuation for an acquisition made by our Forensic and Litigation Consulting segment in the first quarter of 2007, which did not result in additional goodwill. The valuations for all other acquisitions in 2007 remain subject to refinement as independent valuations are completed.

	Useful Life in Years	March 31, 2008		December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract backlog	1	$3,071	$322	$—	$—
Customer relationships	3 to 15	76,173	13,088	69,286	11,402
Non-competition agreements	1 to 10	16,806	3,739	12,277	3,138
Software	5	4,400	2,713	4,400	2,493
Tradenames	1 to 5	1,543	259	1,432	167

		101,993	20,121	87,395	17,200
Unamortized intangible assets
Tradenames	Indefinite	14,478	—	14,478	—

		$116,471	$20,121	$101,873	$17,200

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

7. Long-term Debt

	March 31, 2008	December 31, 2007
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $2,373—March 31, 2008 and $371—December 31, 2007	$202,373	$200,371
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012	149,978	150,000
Notes payable to former shareholders of acquired business	2,169	7,720
Other	—	334

Total long-term debt	569,520	573,425
Less current portion	152,199	157,772

Long-term debt, net of current portion	$417,321	$415,653

On October 15, 2007, the $150 million aggregate principal amount of 3 3/4% convertible notes (Notes) due July 15, 2012 became convertible at the option of the holders and is currently convertible through July 15, 2008 as provided in the indenture covering the Notes. The Notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2007, January 15, 2008 and April 15, 2008.

Upon surrendering any Note for conversion, in accordance with the Indenture, the holder of such Note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the Note as defined in the indenture. The conversion feature results in a premium over the face amount of the Notes equal to the difference between our stock price as determined by the calculation set forth in the Indenture and the conversion price of $31.25 times the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the Notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the Indenture. Assuming conversion of the full $150 million principal amount of the Notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature.

8. Commitments and Contingencies

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

Special Termination Charges. During the third quarter of 2006, we recorded special termination charges totaling $22.1 million consisting of severance and other contractual employee related costs associated with reductions in workforce. As of December 31, 2007, the liability balance for the special termination charges was $4.8 million. During the first quarter of 2008, we made payments of approximately $1.2 million against the liability. As of March 31, 2008, the balance of the liability for special termination charges was $3.6 million after

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

foreign currency translation adjustments of $0.1 million and is included in accounts payable, accrued expenses and other on the condensed consolidated balance sheet.

Loss on Subleased Facilities. As of December 31, 2007, our liability for losses on abandoned and subleased facilities was $1.1 million. During the first quarter of 2008, we made payments of approximately $0.1 million against the liability. As of March 31, 2008, the balance in the liability for losses on abandoned and subleased facilities was $1.0 million.

9. Share-Based Compensation

Our officers, employees, non-employee directors and certain individual service providers are eligible for incentive compensation in the form of share-based awards. During the three months ended March 31, 2008, share-based awards included stock option grants of 102,692 shares, stock unit grants of 52,641 shares and restricted stock awards of 110,927 shares.

Total share-based compensation expense for the three months ended March 31, 2008 and 2007 is detailed in the following table.

	Three Months Ended March 31,
Income Statement Classification	2008	2007
Direct cost of revenues	$3,759	$1,765
Selling, general and administrative expense	2,947	3,624

Total share-based compensation expense	$6,706	$5,389

10. Income Taxes

We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within the next twelve months. As of March 31, 2008, there have been no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of March 31, 2008, our accrual for the payment of tax-related interest and penalties was not material.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2004 and are no longer subject to state and local or foreign tax examinations for years prior to 2000. In addition, open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material to our financial position, results of operations or cash flows.

11. Segment Reporting

We manage our business in five reportable operating segments: Technology, Corporate Finance/Restructuring, Economic Consulting, Strategic Communications and Forensic and Litigation Consulting.

Our Technology segment provides products, services and consulting to law firms, companies, courts and government entities worldwide with the principal business focus on the collection, preservation, review and

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

production of electronically stored information. Our Corporate Finance/Restructuring segment provides consulting and advisory services relating to turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions, transaction advisory and interim management. Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with clear analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and internationally. Our Strategic Communications segment provides advice and consulting services related to financial communications, brand communications, public affairs and issues management and business consulting. Our Forensic and Litigation Consulting segment provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, trial preparation, expert testimony and other trial support services.

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, and unallocated corporate expenses and including litigation settlement gains and losses, which we refer to as “segment profit”. Segment profit consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative expenses that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, marketing and facility costs. Although segment profit is not a measure of financial condition or performance in accordance with generally accepted accounting principles, we use it to evaluate and compare the performance of our segments and it is one of the primary measures used to determine employee compensation. Inter-segment revenues and segment profits have been eliminated.

The table below presents revenues and segment profits for our reportable segments for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Revenues:
Technology	$56,535	$33,050
Corporate Finance/Restructuring	79,283	62,102
Economic Consulting	56,415	39,997
Strategic Communications	54,614	38,213
Forensic and Litigation Consulting	60,255	54,363

Total revenues	$307,102	$227,725

Segment Profit:
Technology	$23,322	$10,607
Corporate Finance/Restructuring	21,910	14,928
Economic Consulting	13,316	11,108
Strategic Communications	12,679	9,971
Forensic and Litigation Consulting	14,656	14,105

Total segment profit	$85,883	$60,719

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below reconciles segment profit to income before income tax provision.

	Three Months Ended March 31,
	2008	2007
Segment profit	$85,883	$60,719
Segment depreciation expense	(4,632)	(2,963)
Unallocated corporate expenses	(19,243)	(17,120)
Amortization of intangible assets	(2,898)	(2,737)
Corporate litigation settlement losses	—	(191)
Interest and other expense, net	(7,307)	(10,468)

Income before income tax provision	$51,803	$27,240

12. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Balance Sheet Information as of March 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$190,022	$5,368	$31,678	$—	$227,068
Accounts receivable, net	165,531	92,761	49,133	—	307,425
Intercompany receivables	10,686	128,521	53,326	(192,533)	—
Other current assets	42,076	6,456	6,736	—	55,268

Total current assets	408,315	233,106	140,873	(192,533)	589,761
Property and equipment, net	43,664	17,564	8,409	—	69,637
Goodwill	414,208	353,941	222,098	—	990,247
Other intangible assets, net	5,128	44,226	46,996	—	96,350
Investments in subsidiaries	871,209	345,196	357,223	(1,573,628)	—
Other assets	69,175	178,860	33,871	(147,529)	134,377

Total assets	$1,811,699	$1,172,893	$809,470	$(1,913,690)	$1,880,372

Liabilities
Intercompany payables	$81,812	$48,640	$62,081	$(192,533)	$—
Other current liabilities	196,539	69,882	60,679	—	327,100

Total current liabilities	278,351	118,522	122,760	(192,533)	327,100
Long-term debt, net	417,321	—	—	—	417,321
Other liabilities	78,524	14,133	153,320	(147,529)	98,448

Total liabilities	774,196	132,655	276,080	(340,062)	842,869
Stockholders’ equity	1,037,503	1,040,238	533,390	(1,573,628)	1,037,503

Total liabilities and stockholders’ equity	$1,811,699	$1,172,893	$809,470	$(1,913,690)	$1,880,372

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Balance Sheet Information as of December 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$328,505	$1,273	$30,685	$—	$360,463
Accounts receivable, net	135,158	70,597	39,421	—	245,176
Intercompany receivables	10,686	116,616	47,712	(175,014)	—
Other current assets	46,145	4,117	5,626	—	55,888

Total current assets	520,494	192,603	123,444	(175,014)	661,527
Property and equipment, net	47,962	11,792	8,089	—	67,843
Goodwill	414,889	322,697	203,292	—	940,878
Other intangible assets, net	5,409	36,455	42,809	—	84,673
Investments in subsidiaries	746,834	258,356	166,087	(1,171,277)	—
Other assets	67,484	173,927	7,031	(144,739)	103,703

Total assets	$1,803,072	$995,830	$550,752	$(1,491,030)	$1,858,624

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities
Intercompany payables	$73,737	$46,544	$54,733	$(175,014)	$—
Other current liabilities	269,322	46,742	67,755	(2,757)	381,062

Total current liabilities	343,059	93,286	122,488	(177,771)	381,062
Long-term debt, net	415,653	—	—	—	415,653
Other liabilities	72,110	12,580	146,951	(141,982)	89,659

Total liabilities	830,822	105,866	269,439	(319,753)	886,374
Stockholders’ equity	972,250	889,964	281,313	(1,171,277)	972,250

Total liabilities and stockholders’ equity	$1,803,072	$995,830	$550,752	$(1,491,030)	$1,858,624

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Income Statement Information for the Three Months Ended March 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$159,073	$221,543	$54,416	$(127,930)	$307,102
Operating expenses
Direct cost of revenues	85,420	184,089	30,455	(127,443)	172,521
Selling, general and administrative expense	49,765	13,236	10,058	(487)	72,572
Amortization of other intangible assets	281	1,606	1,011	—	2,898

Operating income	23,607	22,612	12,892	—	59,111
Other income (expense)	(7,614)	5,885	(5,579)	—	(7,308)

Income before income tax benefit	15,993	28,497	7,313	—	51,803
Income tax provision	7,098	11,881	1,535	—	20,514
Equity in net earnings of subsidiaries	22,394	5,777	5,557	(33,728)	—

Net income	$31,289	$22,393	$11,335	$(33,728)	$31,289

Condensed Consolidating Income Statement Information for the Three Months Ended March 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$131,167	$62,948	$34,221	$(611)	$227,725
Operating expenses
Direct cost of revenues	75,322	36,011	15,459	(611)	126,181
Selling, general and administrative expense	41,792	8,937	9,629	—	60,358
Amortization of other intangible assets	428	1,483	826	—	2,737

Operating income	13,625	16,517	8,307	—	38,449
Other expense	(10,862)	(86)	(261)	—	(11,209)

Income before income tax provision	2,763	16,431	8,046	—	27,240
Income tax provision	1,714	6,829	3,435	—	11,978
Equity in net earnings of subsidiaries	14,213	3,663	1,835	(19,711)	—

Net income	$15,262	$13,265	$6,446	$(19,711)	$15,262

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow Information for the Three Months Ended March 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(39,007)	$10,257	$18,640	$(10,110)

Investing activities
Payments for acquisition of businesses, net of cash received	(90,314)	—	(3,322)	(93,636)
Purchases of property and equipment and other	(27,210)	(6,632)	(1,054)	(34,896)

Net cash used in investing activities	(117,524)	(6,632)	(4,376)	(128,532)

Financing activities
Payment of long-term debt	(6,335)	—	—	(6,335)
Issuance of common stock and other	8,582	—	—	8,582
Excess tax benefits from share based equity	2,642	—	—	2,642
Intercompany transfers	(7,313)	6,881	432	—

Net cash (used in) provided by financing activities	(2,424)	6,881	432	4,889

Effects of exchange rate changes on cash	55	—	303	358

Net (decrease) increase in cash and cash equivalents	(158,900)	10,506	14,999	(133,395)
Cash and cash equivalents, beginning of period	328,505	1,273	30,685	360,463

Cash and cash equivalents, end of period	$169,605	$11,779	$45,684	$227,068

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow Information for the Three Months Ended March 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(24,850)	$(9,891)	$4,757	$(29,984)

Investing activities
Payments for acquisition of businesses, net of cash received	(19,098)	18	77	(19,003)
Purchases of property and equipment and other	(12,295)	(319)	(935)	(13,549)

Net cash used in investing activities	(31,393)	(301)	(858)	(32,552)

Financing activities
Capital contributions	(500)	—	500	—
Intercompany transfers	(3,469)	7,062	(3,593)	—
Issuance of common stock and other	8,616	—	—	8,616

Net cash (used in) provided by financing activities	4,647	7,062	(3,093)	8,616

Effect of exchange rate changes on cash	—	—	180	180

Net (decrease) increase in cash and cash equivalents	(51,596)	(3,130)	986	(53,740)
Cash and cash equivalents, beginning of period	70,010	3,592	18,321	91,923

Cash and cash equivalents, end of period	$18,414	$462	$19,307	$38,183

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION AND OVERVIEW

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2008 and 2007 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2007. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

BUSINESS OVERVIEW

We are a leading global consulting firm to organizations confronting the critical legal, financial and reputational issues that shape their futures. Our experienced teams of professionals, many of whom are widely recognized as experts in their fields, provide high caliber consulting services to a broad range of clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs. We operate through five business segments: Technology; Corporate Finance/Restructuring; Economic Consulting; Strategic Communications; and Forensic and Litigation Consulting.

Our Technology segment provides products, services and consulting to law firms, companies, courts and government entities worldwide. We assist with internal investigations, regulatory investigations, early case assessment, litigation and joint defense, antitrust and competition investigations, including “second requests” under the Hart Scott Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and knowledge management for critical corporate information. We provide a comprehensive suite of application tools and related services to help clients locate and produce electronically stored information (“ESI”), including e-mail, computer files, voicemail, instant messaging, and financial and transactional data. Our services also help to identify, convert, categorize and produce relevant hard documents into electronically searchable format. We have the capacity to identify, analyze, process and present potentially relevant electronic information for interested parties, and ultimately manage the presentation of information to our clients. Our proprietary Ringtail® technology is used to provide litigation support and knowledge management. In addition, Ringtail® has been used in transactional settings to support information “deal rooms” and merger and acquisition activity. Our Ringtail® technology is designed to ensure quality, reduce risk, increase productivity and improve cost effectiveness in the review, preparation and production of large amounts of ESI.

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, private equity sponsors, banks, lenders and other financing sources, law firms and other parties-in-interest. We advise on a wide range of areas, including restructuring, bankruptcy, claims management, mergers and acquisitions, post-acquisition integration, valuations, tax issues and performance improvement. We also provide expert witness testimony, bankruptcy and insolvency litigation support and trustee and examiner services. We have particular expertise in the automotive, chemicals, communications, media and entertainment, energy and utilities, healthcare, real estate, financial services and retail industries.

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

Our Strategic Communications segment, operated through our FD subsidiary, provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting. We believe that FD has developed a unique, integrated offering that incorporates a broad scope of services, diverse sector coverage and global reach that distinguishes it from other strategic communications consultancies. FD is able to advise clients from almost every major business center in the world. FD combines its core investor relations, public relations and public affairs capabilities with its other services to present clients with integrated business communications solutions.

Our Forensic and Litigation Consulting segment provides law firms, companies, government entities and other interested constituencies around the world with end-to-end forensic and litigation services. We assist our clients in all phases of investigations and litigation, including pre-filing assessments, discovery, trial preparation, expert testimony and other trial support services. We have particular expertise in the pharmaceutical, healthcare and financial services industries.

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Revenues	$307,102	$227,725
Operating income	$59,111	$38,449
Net income	$31,289	$15,262
Earnings per common share—diluted	$0.59	$0.36
EBITDA(1)	$68,034	$44,403
Total number of employees	2,829	2,157

(1)	We use earnings before interest, taxes, depreciation and amortization plus litigation settlement losses, net (“EBITDA”) in evaluating our financial performance. Although EBITDA is not a measure of financial condition or performance determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we believe that it can be a useful operating performance measure for evaluating our results of operation as compared from period to period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee bonuses. We also use EBITDA to value the businesses we acquire or anticipate acquiring. EBITDA is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. This non-GAAP measure should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income.

In the first quarter of 2008, total revenue increased 34.9% from a year ago to $307.1 million. Market demand for our services remained strong across our segments and geographic regions, and drove organic growth of 29% in the quarter. Net income was $31.3 million, or $0.59 earnings per diluted share, up from $15.3 million, or $0.36 earnings per diluted share, in the prior year’s first quarter. EBITDA increased 53% to $68.0 million, equal to 22.2% of revenue, compared to $44.4 million, or 19.5% of revenue, in the same period last year.

During the first quarter of 2008, the Technology segment grew the most rapidly of all our segments in terms of revenue and profits, driven by a product liability case in the pharmaceutical industry and an increasing amount of demand from outside the U.S. as the segment leverages the growing market awareness of our Technology services and processing capability by prospective clients.

All segments either maintained or accelerated their momentum relative to the fourth quarter of 2007. The global credit crisis continued to be a significant driver of engagements for us and, while all segments participated, a notable beneficiary in the quarter was our Corporate Finance/Restructuring segment. The segment experienced accelerating activity and success fees as it advised companies in the automotive, airlines, home building, financial products and, as the impact of the credit crisis became more pervasive, increasingly the retail and monoline insurance sectors. Credit and liquidity issues are also driving growth in our Economic Consulting segment, as is the strong strategic M&A market that has been evident in sectors such as financial services, hospital, airline and internet/IT. The segment’s strong performance was also due to financial consulting engagements relating to transactions in which private equity buyers have been unwilling or unable to consummate acquisitions at originally agreed prices and an increasing incidence of private actions against companies and boards of directors alleging various forms of negligence.

The Strategic Communications segment sustained its growth through a combination of an increase in revenue from retained clients in its core markets in Europe and North America, growth in emerging markets and the contribution from acquisitions completed during 2007 and the first quarter of 2008. Engagements from companies caught up in financial stress and operating issues have compensated for slowing M&A and IPO activity.

The Forensic and Litigation Consulting segment benefited from increased billing rates, the contributions from acquisitions made in the first quarter, and growth in its construction and investigations businesses.

Apart from the organic drivers of our business, from an M&A perspective the first quarter was the most active in our history. We completed seven acquisitions that broaden the set of capabilities we can offer clients and extend our geographical reach to serve them globally. A significant focus of our acquisition activity was the bolstering of our resources in the global real estate and construction industry, where we anticipate a growing amount of work coming from the impact of the global credit crisis that is driving demand for consulting services from even the strongest participants. During the quarter, we purchased Rubino McGeehin Consulting Group (RMCG), a consulting company in the construction and government contracts sector and Brewer Consulting, a UK company providing dispute, resolution and procurement services to the construction, engineering, transportation, and oil and gas industries.

Just after the end of the quarter, we completed the purchase of The Schonbraun McCann Group (SMG), a consulting firm to the real estate industry based in New York City and we also purchased Forensic Accounting LLC (FA), a UK independent forensic accounting practice. With the FA and Brewer acquisitions and our previous investments in FD, Santé and our restructuring and technology practices, London has become our second largest office over the past 18 months, with approximately 400 professionals across Strategic Communications, Corporate Finance/ Restructuring, and Forensic and Litigation Consulting segments.

We also expanded our global footprint in Technology with the purchase of San Francisco-based Strategic Discovery Inc., a leader in the litigation discovery industry, which will serve as a bridge into the Asian market, and TSC Brasil, a computer forensics and information technology consultant in the Brazilian and certain Latin American markets. Two other international acquisitions were Thomson Market Services, an investigations practice in China that will help our clients protect their brands and intellectual property in that region, and Blueprint Partners, a premier public affairs consultancy in Brussels that gives us an initial presence in one of the world’s key regulatory and political centers.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Revenues
Technology	$56,535	$33,050
Corporate Finance/Restructuring	79,283	62,102
Economic Consulting	56,415	39,997
Strategic Communications	54,614	38,213
Forensic and Litigation Consulting	60,255	54,363

Total revenues	307,102	227,725

Operating Income
Technology	20,417	8,929
Corporate Finance/Restructuring	21,349	15,136
Economic Consulting	12,263	9,610
Strategic Communications	10,806	8,737
Forensic and Litigation Consulting	13,519	13,157

Segment operating income	78,354	55,569
Unallocated corporate expenses	(19,243)	(17,120)

Operating income	59,111	38,449

Other Income (Expense)
Interest income	3,081	496
Interest expense and other	(10,388)	(10,964)
Litigation settlement losses, net	(1)	(741)

Income before income tax provision	51,803	27,240
Income tax provision	20,514	11,978

Net income	$31,289	$15,262

Earnings per common share—basic	$0.65	$0.37
Earnings per common share—diluted	$0.59	$0.36

Other Operating Data

	Three Month Ended March 31,
	2008	2007
Number of revenue-generating professionals: (at period end)
Technology	375	273
Corporate Finance/Restructuring	427	325
Economic Consulting	234	209
Strategic Communications	571	419
Forensic and Litigation Consulting	597	402

Total revenue-generating professionals	2,204	1,628

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	83%	86%
Economic Consulting	90%	85%
Forensic and Litigation Consulting	75%	77%
Average billable rate per hour:(2)
Corporate Finance/Restructuring	$440	$414
Economic Consulting	442	398
Forensic and Litigation Consulting	377	338

(1)	We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented a utilization rate for our Technology segment and Strategic Communications segment as most of the revenues of these segments are not generated on an hourly basis.
(2)	For engagements where revenues are based on number of hours worked by our billable professionals, average billable rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period. We have not presented an average billable rate per hour for our Technology segment and Strategic Communications segment as most of the revenues of these segments are not generated on an hourly basis.

Reconciliation of Operating Income to EBITDA

We use earnings before interest, taxes, depreciation and amortization plus litigation settlement losses, net (“EBITDA”) in evaluating our financial performance. Although EBITDA is not a measure of financial condition or performance determined in accordance with GAAP we believe that it can be a useful operating performance measure for evaluating our results of operation as compared from period to period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee bonuses. We also use EBITDA to value the businesses we acquire or anticipate acquiring. EBITDA is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. This non-GAAP measure should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income. The following table provides a reconciliation of operating income to EBITDA.

	Three Month Ended March 31,
	2008	2007
	(dollars in thousands)
Operating income	$59,111	$38,449
Depreciation	6,026	3,958
Amortization of other intangible assets	2,898	2,737
Litigation settlement losses, net	(1)	(741)

EBITDA	$68,034	$44,403

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Revenues

Revenues for the three months ended March 31, 2008 increased $79.4 million, or 34.9%, as compared to the three months ended March 31, 2007. Revenues increased in each of our operating segments during the first quarter of 2008. The primary drivers of revenue growth were an increase in unit based and licensing sales in our Technology segment and an increase in consulting revenue in our Corporate Finance/Restructuring and Economic consulting segments. In addition, incremental revenue from acquisitions accounted for approximately $13.0 million of the revenue growth. See “Segment Results” for an expanded discussion of segment revenue.

Operating Income

Operating income for the three months ended March 31, 2008 increased $20.7 million, or 53.7%, as compared to the three months ended March 31, 2007. While the operating income of all segments improved, higher operating income in our Technology and Corporate Finance/Restructuring segments was the primary driver of the growth. Our Technology segment experienced an increase in operating income due to the addition of a large pharmaceutical engagement in the first quarter of 2008. This engagement resulted in an increase in higher margin unit-based sales in 2008, which resulted in growth in the operating income of this segment as compared to 2007 and significantly improved the segment’s gross profit margin. Our Corporate Finance/Restructuring segment benefited from a higher volume of restructuring consulting work in the current quarter as well as the receipt of several large success fees, which contributed approximately $3.0 million to operating income in the first quarter of 2008 after bonuses. Incremental operating income from acquisitions accounted for approximately $3.0 million of the operating income growth. Unallocated corporate expenses for the three months ended March 31, 2008 increased by $2.1 million as compared to the three months ended March 31, 2007, primarily due to an increase in salaries and bonus expense driven the by the hiring of additional corporate employees to support our growing organization. See “Segment Results” for an expanded discussion of segment operating results.

Other Income (Expense)

Interest income for the three months ended March 31, 2008 increased $2.6 million as compared to the three months ended March 31, 2007. We invested excess cash in the first quarter of 2008 as a result of the public stock offering that closed in the fourth quarter of 2007. Interest expense decreased in 2008 as compared to 2007 because there were no borrowings on our bank line of credit in the first quarter of 2008.

Income Tax Provision

Our effective tax rate for the three months ended March 31, 2008 decreased to 39.6% in 2008 from 44.0% for the three months ended March 31, 2007. Approximately half of the rate decrease was attributable to the implementation of a tax planning strategy in the second quarter of 2007 that substantially reduced the amount of foreign earnings that were subject to U.S. federal income tax. The balance of the decrease was due to a reduction in state income taxes, primarily due to legislative changes, and a decrease in nondeductible expenses as a percentage of pretax income.

SEGMENT RESULTS

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets and unallocated corporate expenses and including litigation settlement gains and losses, which we refer to as “segment profit”. Segment profit consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative expenses that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, marketing and facility costs. Although segment profit is not a measure of financial condition or performance in accordance with generally accepted accounting principles, we use it to evaluate and compare the performance of our segments and it is one of the primary measures used to determine employee incentive compensation. The following table reconciles segment operating income to segment profit at March 31, 2008 and 2007.

	Three Month Ended March 31,
	2008	2007
	(dollars in thousands)
Segment operating income	$78,354	$55,569
Depreciation	4,632	2,963
Amortization of other intangible assets	2,898	2,737
Litigation settlement losses, net	(1)	(550)

Total segment profit	$85,883	$60,719

TECHNOLOGY

	Three Month Ended March 31,
	2008	2007
	(dollars in thousands)
Revenues	$56,535	$33,050

Operating expenses
Direct cost of revenues	25,422	16,798
Selling, general and administrative expenses	10,133	7,006
Amortization of other intangible assets	563	317

	36,118	24,121

Segment operating income	20,417	8,929
Depreciation	2,342	1,361
Amortization of other intangible assets	563	317

Segment profit	$23,322	$10,607

Gross profit margin(1)	55.0%	49.2%
Segment profit as a percent of revenues	41.3%	32.1%
Number of revenue-generating professionals: (at period end)	375	273

(1)	Revenues net of direct costs, as a percentage of revenues

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

A number of factors affect the demand for our Technology services including the number of large complex litigations, class action proceedings, merger and acquisition activity and governmental and internal investigations. During the first quarter of 2008, we experienced increased demand for our services. Revenues increased $23.5 million, or 71.1%, in 2008 as compared to 2007. Revenues generated from unit-based and other sales in our software as a service business increased approximately $17.0 million while revenues related to our consulting services increased approximately $4.0 million. Unit-based and other sales and consulting revenue growth was primarily driven by a large pharmaceutical product liability engagement in the first quarter of 2008. In addition, acquisitions accounted for approximately $3.0 million of the increase in revenue in the first quarter of 2008. Increased demand for our services and acquisitions resulted in an increase of 102 revenue-generating professionals in 2008 as compared to 2007.

Our gross profit margin increased 5.8 percentage points in 2008 as compared to 2007, due to a higher percentage of our revenue coming from unit-based sales, which yield higher profit margins than our hourly–based consulting revenues.

Selling, general and administrative expenses increased $3.1 million in 2008 as compared to 2007. Investment in customer support, marketing and sales functions to accommodate a growing customer base resulted in an increase in salaries and other employee-related costs and rent and occupancy costs. Marketing and travel-related expenses also increased relative to the first quarter of 2007 due to sales and marketing activities directed at increasing brand awareness, expanding our channel sales program and expanding our international presence.

Segment profit increased $12.7 million, or 119.9%, in 2008 as compared to 2007 due to revenue growth coupled with improved margins. Segment profit as a percent of revenue was 41.3% in 2008 as compared to 32.1% in 2007. Higher margin unit-based sales were a greater percentage of our revenues in 2008, resulting in improved segment profit margins.

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands, except rate per hour)
Revenues	$79,283	$62,102

Operating expenses:
Direct cost of revenues	44,859	36,029
Selling, general and administrative expenses	13,035	10,896
Amortization of other intangible assets	40	41

	57,934	46,966

Segment operating income	21,349	15,136
Depreciation	521	301
Amortization of other intangible assets	40	41
Litigation settlement losses, net	—	(550)

Segment profit	$21,910	$14,928

Gross profit margin(1)	43.4%	42.0%
Segment profit as a percent of revenues	27.6%	24.0%
Number of revenue-generating professionals: (at period end)	427	325
Utilization rates of billable professionals	83%	86%
Average billable rate per hour	$440	$414

(1)	Revenues net of direct costs, as a percentage of revenues

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

A number of factors affect the demand for our Corporate Finance/Restructuring services including general economic conditions, the availability of credit, leverage levels, lending activity, over-expansion of businesses, competition, merger and acquisition activity and management crises. We often see weak demand for one or more of our service offerings being counterbalanced by stronger demand for other service offerings. For example, demand for our transaction advisory or post-acquisition integration services may increase during a period of reduced bankruptcy or restructuring activity. If demand for one or more of our corporate finance/restructuring services weakens, we are often able to shift professionals to work on engagements in other service offerings or our other business segments. The demand for our restructuring services has been strong in 2008 due to continued instability in the sub-prime mortgage, financial institution, and housing related markets.

Total revenues increased $17.2 million, or 27.7%, in 2008 as compared to 2007. Revenues from consulting billed on an hourly basis increased approximately $13.0 million, or 29%, in 2008 as compared to 2007. The increase in consulting revenue was primarily driven by increased demand for restructuring consulting in the U.S, with major engagements focused on consulting related to the sub-prime mortgage, financial institutions and housing-related markets. The hiring of 102 additional revenue-generating professionals as compared to 2007, combined with increased demand for our services yielded more billable hours and growth in consulting income. Consulting income also benefited to a lesser extent from an increase in our average billable rate per hour in 2008 due to annual rate increases as well as a change in the mix of staff working on engagements. In addition, the first quarter of 2008 included $5.0 million in success fees as compared to $1.4 million of success fees in 2007. Contract revenue from healthcare consulting increased approximately $3.0 million in 2008 as compared to 2007 due to the addition of a major restructuring engagement and several large turnaround/performance improvement engagements in the first quarter of 2008. Offsetting these increases was a decline of approximately $3.0 million in revenue related to outside contract consultants who provided specific expertise on certain consulting engagements in 2007. Our gross profit margin improved by 1.4 percentage points in 2008 as compared to 2007. The improvement in our gross profit margin was primarily due to the increase in success fees in the current quarter which have a higher gross profit margin than other consulting income.

Selling, general and administrative costs increased $2.1 million, or 19.6%, in 2008 as compared to 2007. The increase in selling, general and administrative costs is primarily due to an increase in bad debt expense, growth in rent and occupancy costs associated with the opening of new offices, an increase in marketing costs due to the hosting of a major client event, and an increase in recruiting expenses.

Segment profit increased $7.0 million, or 46.8%, in 2008 as compared to 2007. This increase was primarily due to revenue growth in 2008. Segment profit as a percent of revenue improved to 27.6% of revenues from 24.0% in 2007. Segment profit as a percent of revenue increased primarily due to the increase in success fees in the current quarter.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands, except rate per hour)
Revenues	$56,415	$39,997

Operating expenses:
Direct cost of revenues	37,138	24,330
Selling, general and administrative expenses	6,444	4,904
Amortization of other intangible assets	570	1,153

	44,152	30,387

Segment operating income	12,263	9,610
Depreciation	483	345
Amortization of other intangible assets	570	1,153

Segment profit	$13,316	$11,108

Gross profit margin(1)	34.2%	39.2%
Segment profit as a percent of revenues	23.6%	27.8%
Number of revenue-generating professionals: (at period end)	234	209
Utilization rates of billable professionals	90%	85%
Average billable rate per hour	$442	$398

(1)	Revenues net of direct costs, as a percentage of revenues

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

A number of factors affect the demand for our Economic consulting services including merger and acquisition (M&A) activity (particularly large mergers of competitors within a single industry), general economic conditions, competition and governmental investigations. Demand for our services was high in the first quarter of 2008 with engagements focused on financial economics and strategic mergers and acquisitions. The large number of U.S. merger engagements in the fourth quarter of 2007 allowed us to enter 2008 with a high level of analytical work. M&A activity shifted from private equity firms to corporate buyers, who were priced out of many acquisition opportunities in 2007. In the first quarter of 2008 we saw increased corporate M&A activity across many business sectors, including financial services, hospitals, airlines, and industrial corporations and we retained a significant number of engagements in these areas. Acquisitions by corporate buyers are more likely to raise competition issues and to draw increased scrutiny from antitrust agencies. The credit market turmoil also caused an upswing in financial consulting engagements, as private equity buyers were unwilling or unable to close deals at originally agreed prices, and private actions were brought against companies and boards of directors alleging various forms of negligence. We also continued to experience an increased volume of rail commercial litigation and regulatory work as a result of revised regulatory standards.

Total revenues increased $16.4 million, or 41.0%, in 2008 as compared to 2007. Revenue from consulting billed on an hourly basis increased approximately $13.0 million in 2008 as compared to 2007. The increase in hourly consulting revenue was due to increased billable headcount, greater utilization and an increase in the average billable rate per hour in 2008. The number of revenue-generating professionals increased by 25 over 2007 due to hiring associated with the increased demand for our services. The average billable rate per hour increased due to billing rate increases in January 2008 for most of the Economic Consulting segment and an increase in the number of billable hours of senior managing directors and managing directors who bill at higher rates. Outside consultant revenue also increased by approximately $2.5 million in 2008 as compared to 2007 due to the need for highly specialized resources on large complex cases. The remaining increase in revenue in 2008 was primarily due to an increase in other engagement related charges that have been passed onto our clients.

Our gross profit margin decreased by 5.0 percentage points in 2008 as compared to 2007 primarily due to an increase in incentive compensation as a percent of revenue. This increase in incentive compensation was required to attract and retain key management personnel who are in high demand in the marketplace.

Selling, general and administrative expenses increased $1.5 million in 2008 as compared to 2007. The primary drivers of the increase in selling, general and administrative expenses were an increase in bad debt expense, employee related costs, legal expenses and rent and occupancy costs.

Segment profit increased $2.2 million, or 19.9%, in 2008 as compared to 2007. The primary reason for the increase in segment profit was revenue growth. Segment profit as a percent of revenues decreased to 23.6% in 2008 from 27.8% in 2007. The decrease in the segment profit margin in 2008 was driven by a lower gross profit margin, partially offset by a decrease in selling, general and administrative expenses as a percent of revenues in 2008.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Revenues	$54,614	$38,213

Operating expenses:
Direct cost of revenues	31,013	18,550
Selling, general and administrative expenses	11,583	10,189
Amortization of other intangible assets	1,212	737

	43,808	29,476

Segment operating income	10,806	8,737
Depreciation	662	497
Amortization of other intangible assets	1,212	737
Litigation settlement losses, net	(1)	—

Segment profit	$12,679	$9,971

Gross profit margin(1)	43.2%	51.5%
Segment profit as a percent of revenues	23.2%	26.1%
Number of revenue-generating professionals: (at period end)	571	419

(1)	Revenues net of direct costs, as a percentage of revenues

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

A number of factors affect the demand for our strategic communications services, including merger and acquisition activity, public stock offerings, business crises and governmental legislation and regulation. The capital markets project based revenue that contributed to our 2007 growth, has slowed in the current quarter; however, we continue to be involved in a number of high profile financial crisis communications projects.

Total revenues increased $16.4 million, or 42.9%, in 2008 as compared to 2007. Acquisitions accounted for approximately $8.2 million of the revenue growth. The remaining $8.2 million of revenue growth was driven by an increase in retained revenues of approximately $3.0 million, an increase in direct costs passed through to clients of approximately $3.0 million, and an increase in project-based revenues of approximately $1.0 million. The number of revenue-generating professionals increased by 152 over 2007 primarily due to professionals added as the result of acquisitions.

Our gross profit margin decreased by 8.3 percentage points in 2008 as compared to 2007. An increase in pass-through costs as a percentage of revenue reduced the gross profit margin in 2008. The remaining decrease in gross profit margin is due to the allocation of staff bonuses to direct costs, rather than selling, general and administrative expenses in 2008.

Selling, general and administrative expenses increased $1.4 million in 2008 as compared to 2007. Acquisitions accounted for approximately $1.3 million of the increase in 2008. Excluding the impact of acquisitions, selling general and administrative expenses were unchanged from 2007. The allocation of staff bonuses to direct costs rather than selling, general and administrative expenses offset a $1.0 million increase in other selling, general and administrative expenses driven by higher employee related costs and bad debt expense.

Segment profit increased $2.7 million, or 27.2%, in 2008 as compared to 2007. The primary reason for the increase in segment profit was acquisitions. Segment profit as a percent of revenues declined to 23.2% in 2008 from 26.1% in 2007. The decrease in the segment profit margin in 2008 was due to an increase in pass-through costs as a percentage of revenues in 2008.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands, except rate per hour)
Revenues	$60,255	$54,363

Operating expenses:
Direct cost of revenues	34,089	30,474
Selling, general and administrative expenses	12,134	10,243
Amortization of other intangible assets	513	489

	46,736	41,206

Segment operating income	13,519	13,157
Depreciation	624	459
Amortization of other intangible assets	513	489
Litigation settlement losses	—	—

Segment profit	$14,656	$14,105

Gross profit margin(1)	43.4%	43.9%
Segment profit as a percent of revenues	24.3%	25.9%
Number of revenue-generating professionals: (at period end)	597	402
Utilization rates of billable professionals	75%	77%
Average billable rate per hour	$377	$338

(1)	Revenues net of direct costs, as a percentage of revenues

Three Months Ended March 31, 2008 as compared to Three Months Ended March 31, 2007

A number of factors affect the demand for our Forensic and Litigation consulting services, including the number of large complex litigations, governmental and regulatory investigations, class-action suits, business espionage and illegal or fraudulent activity. If demand weakens for a particular service offering, we are often able to shift professionals to work on engagements of our other business segments.

Total revenue increased $5.9 million, or 10.8%, in 2008 as compared to 2007. The primary drivers of revenue growth were an increase in net consulting revenue of approximately $5.0 million driven by an increase in billable rates, growth in our Latin American investigations business, and revenue growth in our financial consulting and construction businesses. Acquisitions contributed approximately $2.0 million in revenue in 2008. Offsetting these revenue increases was a $1.0 million one time performance based fee earned in the first quarter of 2007. The number of revenue-generating professionals increased by 195 over 2007 due primarily to professionals added as the result of acquisitions. The average billable rate per hour increased due to yearly billing rate increases that took effect in September 2007.

Our gross profit margin decreased by 0.5 percentage points in 2008 as compared to 2007. The decrease in gross profit margin was primarily the result of an increase in compensation expense as a percentage of revenue.

Selling, general and administrative costs increased $1.9 million in 2008 as compared to 2007. The main drivers of the increase in selling, general and administrative expenses were an increase in bad debt expense, higher recruiting expenses and incremental expenses from acquisitions.

Segment profit increased $0.6 million in 2008 as compared to 2007. Excluding $0.5 million of incremental segment profit generated by acquired businesses, segment profit increased $0.1 million. The increase in segment profit was due to higher revenues. Segment profit as a percent of revenue was 24.3% in 2008, down from 25.9% in 2007. The growth of selling, general and administrative expenses at a greater rate than revenue growth in 2008, coupled with a lower gross profit margin, caused a decline in segment profit as a percent of revenue in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financing needs continue to be funded by the operation of our business, including capital expenditures and debt service requirements. In addition, we may also need to fund new acquisitions and potential contingent obligations related to our acquisitions and satisfy the conversion of convertible notes. We currently anticipate that capital expenditures will range from $43.0 million to $47.0 million during 2008, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions, but does not include the impact of future acquisitions or specific client engagements that are not currently contemplated.

Our current sources of liquidity include cash and cash equivalents which totaled $227.1 million at March 31, 2008, cash generated by operations, and our senior secured bank credit facility. At March 31, 2008, we had $140.8 million of availability under our senior secured bank credit facility after deducting $9.2 million of outstanding letters of credit secured by the facility. The terms of our senior secured bank credit facility are discussed in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2007. At March 31, 2008, we were in compliance with all covenants as stipulated in the senior secured bank credit facility and the indentures governing our senior notes.

On October 15, 2007, the $150.0 million aggregate principal amount of 3 3/4% convertible notes (Notes) due July 15, 2012 became convertible at the option of the holders and are currently convertible through July 15, 2008 as provided in the Indenture covering the Notes. The Notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2007, January 15, 2008 and April 15, 2008.

Upon surrendering any Note for conversion, in accordance with the Indenture, the holder of such Note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the Note as defined in the Indenture. The conversion feature results in a premium over the face amount of the Notes equal to the difference between our stock price as determined by the calculation set forth in the Indenture and the conversion price of $31.25 times the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the Notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the Indenture. Assuming conversion of the full $150.0 million principal amount of the Notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. We believe we have adequate capital resources to fund potential conversions.

Cash flows.

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Net cash used in operating activities	$(10,110)	$(29,984)
Net cash used in investing activities	(128,532)	(32,552)
Cash provided by financing activities	4,889	8,616

The Company has included an immaterial prior period reclassification in its Condensed Consolidated Statements of Cash Flows to reflect the twice yearly issuance of shares to employees under its Employee Stock Purchase Plan. The reclassification results in an increase to net cash provided by financing activities and a corresponding decrease to net cash used in operating activities. The amount of this correction for the period ending March 31, 2007 is $3.1 million.

We have historically financed our operations and capital expenditures solely through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation and acquisition contingent payment amounts. Our cash flows generally improve subsequent to the first quarter of each year.

Cash used in operating activities for the first three months of 2008 was $10.1 million, as compared to cash used in operating activities of $30.0 million for the three months ended March 31, 2007. The decrease in cash used in operating activities was primarily due to the funding of fewer forgivable employee loans in 2008. Forgivable employee loans funded in the first quarter of 2008 totaled approximately $2.0 million as compared to forgivable employee loans funded in the first quarter of 2007 of approximately $28.0 million. Operating cash flows in the first quarter of 2007 also benefited from the receipt of $10.5 million from one of our landlords to fund tenant improvements. This payment is accounted for as a reduction of rent expense over the life of the related lease.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Net cash used in investing activities for the three months ended March 31, 2008 was $128.5 million as compared to cash used in investing activities of $32.6 million for the three months ended March 31, 2007. The increase in cash used in investing activities is primarily due to an increase in cash used to fund acquisitions. For the three months ended March 31, 2008, cash used in investing activities included $54.6 million paid to fund acquisitions and $39.0 million of acquisition contingent payments. In addition, on March 31, 2008 we transferred $26.8 million of cash to a third party in advance of an acquisition which closed on April 1, 2008. This advance is classified within “Other Investing” on the Condensed Consolidated Statement of Cash Flows. For the three months ended March 31, 2007, net cash used in investing activities included $5.3 million used to acquire the remaining 3% of share capital of FD; $7.6 million of acquisition contingent payments, and $6.1 million related to other acquisition activities.

Capital expenditures were $7.5 million during the three months ended March 31, 2008 as compared to $13.8 million for the three months ended March 31, 2007. Capital expenditures in the first quarter of 2008 primarily related to leasehold improvements and the purchase of data processing equipment. Capital expenditures in the first quarter of 2007 primarily related to leasehold improvements to support the expansion and renovation of our offices. We had no material outstanding purchase commitments as of March 31, 2008.

Our financing activities consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. During the three months ended March 31, 2008, our financing activities consisted of a $6.3 million repayment of notes payable, primarily to former shareholders of an acquired business and $8.6 million of cash received from the issuance of common stock under equity compensation plans. During the three months ended March 31, 2007, our financing activities consisted of the borrowing and repayment of $15.0 million on our senior secured bank line of credit in addition to $7.9 million of cash received from the issuance of common stock under equity compensation plans.

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $140.8 million of availability under our senior secured bank credit facility, are sufficient to fund our capital and liquidity needs for at least the next twelve months. In April 2008, we used $102.3 million of our cash on hand to complete an acquisition. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, our business plans change, economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market price of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our senior secured bank credit facility or the indentures that govern our senior notes and convertible notes. See “Forward-Looking Statements.”

Off-balance sheet arrangements. We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS 161 will require entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative contracts, and disclosures about credit-risk related to contingent features in their hedged positions. The statement also asks entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133; and how the hedges affect the entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. As of March 31, 2008 we have not adopted SFAS 161.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical and, may appear under the headings “Part 1—Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission or SEC on February 29, 2008 and the other documents we file with the SEC. When used in this quarterly report, the words such as estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our expectations at the time we make them and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include the following:

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks see “Item 7A Quantitative and Qualitative Disclosures about Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in our market risk exposure since our December 31, 2007 year end except as noted below.

Equity Price Sensitivity. During the first quarter of 2008, we granted certain sellers of two acquired companies contractual protection against a decline in the value of the common stock we issued them as consideration for the acquisitions. Upon the lapse of the restrictions on the common stock, if the market price of our common stock is below $56.66, in one case and $64.04 in the other case, we have agreed to make additional cash payments to the sellers equal to the deficiency. In the past, we have granted sellers of other acquired businesses similar contractual protection against a decline in the value of the common stock issued to them as consideration for their acquisition. These agreements are discussed under “Equity Price Sensitivity” in “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007. Based on the price of our common stock on March 31, 2008, we would not be obligated to make any price protection related payments under existing contractual arrangements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. The information required by this Item has previously been provided in the Company’s Current Report on Form 8-K dated March 31, 2008 filed with the SEC on April 4, 2008.

Repurchases of our Common Stock. The following table provides information with respect to purchases we made of our common stock during the first quarter of 2008 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program(2)
January 1 through January 31, 2008	5	(1)	$60.05	—	—
February 1 through February 28, 2008	—		—	—	$50,000
March 1 through March 31, 2008	2	(1)	63.89	—	$50,000

Total	7			—

(1)	Represents 6,900 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)	In October 2003, our Board of Directors initially approved a share repurchase program under which we are authorized to purchase shares of our common stock. From time to time since then, our Board has increased the amount of authorized share repurchases under the program. On February 25, 2008, our Board of Directors authorized up to $50.0 million of stock purchases through February 25, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement dated March 31, 2008 by and among FTI Consulting, Inc., FTI SMC Acquisition LLC, The Schonbraun McCann Consulting Group LLC, the individuals listed on Schedule I thereto and Bruce Schonbraun as the Members’ Representative. Exhibits, schedules (or similar attachments) to the Purchase Agreement (other than the form of Restricted Stock Agreement which is attached as Exhibit A thereto, are not filed). FTI will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. The registrant has requested confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Act. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission. (Filed with the SEC on April 4, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2008 and incorporated herein by reference.)

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2

By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form

10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.1*†	FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated Effective as of February 20, 2008

10.2*†	FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008

10.3*†	FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008

10.4*†	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management or Director contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: May 7, 2008	by	/s/ CATHERINE M. FREEMAN
Catherine M. Freeman
Senior Vice President and Chief Accounting Officer
(principal accounting officer)