Form 10-Q
period 2008-06-30
FTI CONSULTING INC
filed 2008-08-07
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Flagler Drive, Suite 1500, West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer ☒	Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common stock, par value $0.01 per share	50,610,173

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$182,574	$360,463
Accounts receivable
Billed receivables	250,485	190,900
Unbilled receivables	115,264	84,743
Allowance for doubtful accounts and unbilled services	(42,381)	(30,467)

	323,368	245,176
Notes receivable	15,512	11,687
Prepaid expenses and other current assets	25,436	33,657
Deferred income taxes	10,475	10,544

Total current assets	557,365	661,527
Property and equipment, net of accumulated depreciation	75,624	67,843
Goodwill	1,079,078	940,878
Other intangible assets, net of amortization	154,335	84,673
Notes receivable, net of current portion	55,463	52,374
Other assets	58,416	51,329

Total assets	$1,980,281	$1,858,624

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$70,322	$103,410
Accrued compensation	98,344	102,054
Current portion of long-term debt	151,704	157,772
Billings in excess of services provided	18,223	17,826

Total current liabilities	338,593	381,062
Long-term debt, net of current portion	416,217	415,653
Deferred income taxes	60,467	49,113
Other liabilities	45,075	40,546
Commitments and contingent liabilities (notes 7, 9 and 10)

Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—50,394 (2008) and 48,979 (2007)	504	490
Additional paid-in capital	681,838	601,637
Retained earnings	427,757	361,058
Accumulated other comprehensive income	9,830	9,065

Total stockholders’ equity	1,119,929	972,250

Total liabilities and stockholders’ equity	$1,980,281	$1,858,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$337,670	$239,692	$644,772	$467,417

Operating expenses
Direct cost of revenues	188,166	131,349	360,687	257,530
Selling, general and administrative expense	77,773	61,910	150,345	122,268
Amortization of other intangible assets	4,457	2,748	7,355	5,485

	270,396	196,007	518,387	385,283

Operating income	67,274	43,685	126,385	82,134

Other income (expense)
Interest income	1,866	1,824	4,947	2,320
Interest expense and other	(10,080)	(10,737)	(20,468)	(21,701)
Litigation settlement losses, net	(435)	(167)	(436)	(908)

	(8,649)	(9,080)	(15,957)	(20,289)

Income before income tax provision	58,625	34,605	110,428	61,845
Income tax provision	23,215	11,523	43,729	23,501

Net income	$35,410	$23,082	$66,699	$38,344

Earnings per common share—basic	$0.72	$0.56	$1.37	$0.92

Earnings per common share—diluted	$0.66	$0.53	$1.25	$0.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, January 1, 2008	48,979	$490	$601,637	$361,058	$9,065	$972,250
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $337	—	—	—	—	710	710
Unrealized gains on cash equivalents, net of taxes of $30	—	—	—	—	55	55
Net income	—	—	—	66,699	—	66,699

Total comprehensive income						67,464
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $4,863	394	4	13,480	—	—	13,484
Employee stock purchase plan	124	1	4,004	—	—	4,005
Restricted share grants, less net settled shares of $10	181	2	(621)	—	—	(619)
Stock units issued under incentive compensation plan	—	—	3,496	—	—	3,496
Business combinations	716	7	46,923	—	—	46,930
Share-based compensation	—	—	12,919	—	—	12,919

Balance, June 30, 2008	50,394	$504	$681,838	$427,757	$9,830	$1,119,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$66,699	$38,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,286	8,384
Amortization of other intangible assets	7,355	5,485
Provision for doubtful accounts	8,564	3,804
Non-cash share-based compensation	14,172	11,034
Excess tax benefits from share-based compensation	(4,682)	(2,854)
Non-cash interest expense	1,509	1,632
Other	(165)	(284)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(63,513)	(51,418)
Notes receivable	(7,158)	(25,659)
Prepaid expenses and other assets	(9,555)	(1,156)
Accounts payable, accrued expenses and other	6,702	10,943
Accrued special charges	(2,280)	(5,943)
Income taxes	28,434	(3,175)
Accrued compensation	(493)	(11,074)
Billings in excess of services provided	(911)	1,424

Net cash provided by (used in) operating activities	56,964	(20,513)

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(225,183)	(20,476)
Purchases of property and equipment	(17,843)	(22,253)
Other	(1,059)	386

Net cash used in investing activities	(244,085)	(42,343)

Financing activities
Borrowings under revolving line of credit	—	25,000
Payments of revolving line of credit	—	(25,000)
Payments of long-term debt	(7,239)	(9)
Purchase and retirement of common stock	—	(18,116)
Net issuance of common stock under equity compensation plans	12,006	14,751
Excess tax benefits from share-based compensation	4,682	2,854

Net cash provided by (used in) financing activities	9,449	(520)

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	(217)	1,708

Net decrease in cash and cash equivalents	(177,889)	(61,668)

Cash and cash equivalents, beginning of period	360,463	91,923

Cash and cash equivalents, end of period	$182,574	$30,255

Supplemental cash flow disclosures
Non cash investing and finance activities:
Issuance of common stock to acquire businesses	$46,930	$6,422
Issuance of stock units under incentive compensation plans	3,496	1,057
Issuance of notes payable as contingent consideration	506	8,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements,

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

The Company has included an immaterial prior period reclassification in its Condensed Consolidated Statements of Cash Flows to reflect the twice yearly issuance of shares to employees under its Employee Stock Purchase Plan. The reclassification results in a decrease in net cash used by financing activities and a corresponding increase in net cash used in operating activities. The amount of this correction for the period ended June 30, 2007 is $3.0 million.

2. Recent Accounting Pronouncements

In March 2008, the FASB issued statement 161, “Disclosures about Derivatives and Hedging Activities” (SFAS 161), which amends FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), by requiring expanded disclosures about an entity’s derivative instruments and hedging activities for increased qualitative, quantitative, and credit risk factors. As SFAS 161 only contains disclosure provisions, it will not impact our accounting for derivative transactions. SFAS 161 will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In April 2008, the FASB issued a final FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP FAS 142-3 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in lower net income. Our 3 3/4% convertible senior subordinated notes due 2012 issued in August 2005 will be subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (APB 14), provided that no portion of the proceeds from the issuance of the instruments should be attributable to the conversion feature. Upon retroactive adoption of APB 14-1 in 2009, interest expense for 2007 and 2008 will increase by $3.9 million and $4.2 million, respectively. This will result in an after tax

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

reduction in diluted earnings per common share of approximately $0.05 in both 2007 and 2008. In addition, the carrying amount of the 3 3/4% convertible senior notes will be retroactively adjusted to reflect a discount of $31.3 million on the date of issuance, with an offsetting increase in additional paid-in capital of $18.4 million and deferred tax liability of $12.9 million.

In June 2008, the FASB issued EITF 08-3, “Accounting by Lessees for Refundable Maintenance Deposits” (EITF 08-3). In EITF 08-3 the task force reached a consensus that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. The consensus is effective for fiscal years beginning after December 15, 2008 and should be initially applied by recording a cumulative-effect adjustment to opening retained earnings in the period prior to adoption. Early application is not permitted. We are currently evaluating the impact of adopting this EITF on our financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (AICPA) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method, and shares issuable upon conversion of our convertible senior subordinated notes assuming the conversion premium was converted into common stock based on the average closing sale price of our stock during the period. The conversion feature of the convertible notes had a dilutive effect on our earnings per share in 2008 and 2007 because the average closing sale price per share of our common stock was $63.38 and $61.83 for the three and six months ended June 30, 2008, respectively, and $36.59 and $33.67 for the three and six months ended June 30, 2007, respectively, all of which were above the conversion price of the notes of $31.25.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator—basic and diluted
Net income	$35,410	$23,082	$66,699	$38,344

Denominator
Weighted average number of common shares outstanding—basic	49,155	41,333	48,740	41,537
Effect of dilutive stock options	1,654	1,053	1,643	912
Effect of dilutive convertible notes	2,433	700	2,374	345
Effect of dilutive restricted shares	458	326	455	288

Weighted average number of common shares outstanding—diluted	53,700	43,412	53,212	43,082

Earnings per common share—basic	$0.72	$0.56	$1.37	$0.92

Earnings per common share—diluted	$0.66	$0.53	$1.25	$0.89

Antidilutive stock options and restricted shares	409	1,666	293	2,231

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

4. Comprehensive Income

The following table sets forth the components of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$35,410	$23,082	$66,699	$38,344
Other comprehensive income, net of tax:
Cumulative translation adjustment	276	770	710	962
Unrealized gain on cash equivalents	—	—	55	—

Comprehensive income	$35,686	$23,852	$67,464	$39,306

5. Provision for Doubtful Accounts

The provision for doubtful accounts relates to a client’s inability or unwillingness to make required payments, and is recorded within selling, general and administrative expense. The provisions for doubtful accounts were $4.0 million and $8.6 million for the three and six months ended June 30, 2008, respectively and $1.6 million and $3.8 million for the three and six months ended June 30, 2007, respectively.

6. Fair Value Measurements

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

The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2008.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest rate swaps	$—	$337	$—	$337

Total assets	$—	$337	$—	$337

Hedge adjustment on long-term debt	$—	$337	$—	$337

Total liabilities	$—	$337	$—	$337

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

The fair value of the interest rate swaps was based on the present value of expected future cash flows using discount rates appropriate with the risks involved. We entered into interest rate swaps to hedge the risk of changes in fair value attributed to changes in market interest rates associated with $60 million of our 7 5/8% senior notes due 2013. These interest rate swaps qualify for hedge accounting using the short cut method under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, the changes in fair value of the interest rate swaps and the changes in the fair value of the hedged debt are assumed to be equal and offsetting and have no effect on our results of operations. The fair value adjustment related to the interest rate swap is included in other assets on the condensed consolidated balance sheet

7. Acquisitions

During the second quarter of 2008, we completed two business combinations for a total acquisition cost of $159.7 million, consisting of $127.6 million of cash and transaction costs and 467,447 restricted shares of our common stock valued at $32.1 million.

During the first quarter of 2008, we completed seven business combinations for a total acquisition cost of $75.8 million, consisting of $61.0 million of cash and transaction costs ($56.6 million, net of cash received) and 248,837 restricted shares of our common stock valued at $14.8 million. The foregoing numbers include the impact of the exercise by FTI of a put option in the second quarter of 2008, granted in favor of FTI by three of the security holders of a company acquired by FTI in the first quarter of 2008. This transaction increased the number of restricted shares issued by 33,309

Certain purchase agreements for these business combinations contain provisions that include contingent consideration payments based on the achievement of annual financial targets in each of the next five years. Contingent consideration is evaluated in accordance with the guidance proscribed in EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” EITF 95-8 details the factors or indicators that should be considered in evaluating whether an arrangement for contingent consideration based on earnings or other performance measures in future periods is, in substance, additional purchase price of the acquired enterprise or compensation for services, use of property, or profit sharing. Based on our initial evaluation of the terms for contingent consideration, any contingent consideration payable in the future will be considered additional purchase price and applied to goodwill when the outcome of the contingency is determinable beyond a reasonable doubt.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse. The future settlement of any contingency related to security price will be recorded as an adjustment to additional paid-in capital.

The business combinations consummated in 2008, both individually and in the aggregate, did not materially impact our results of operations; therefore, pro forma results have not been presented. Preliminary allocations of the initial purchase price of each acquisition has been made to the major categories of assets and liabilities based on the information available and are currently subject to change during the allocation period. The excess of purchase price over the preliminary estimated values of the tangible and identifiable intangible assets was recorded as goodwill. Finite lived acquired intangibles are amortized over a straight-line basis according to their estimated useful lives.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

8. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill for the six months ended June 30, 2008, are as follows:

	Technology	Corporate Finance/ Restructuring	Economic Consulting	Strategic Communications	Forensic and Litigation Consulting	Total
Balance, January 1, 2008	$37,590	$298,571	$181,669	$273,740	$149,308	$940,878
Goodwill acquired during the period	21,469	68,383	—	3,774	54,670	148,296
Contingent consideration	—	—	—	219	—	219
Net asset adjustments	169	—	—	(5,788)	(4,378)	(9,997)
FAS 109 deferred tax adjustment	—	(681)	—	—	—	(681)
Cumulative translation adjustment and other	(2)	—	—	(334)	699	363

Balance, June 30, 2008	$59,226	$366,273	$181,669	$271,611	$200,299	$1,079,078

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $7.4 million for the six months ended June 30, 2008 and $5.5 million for the six months ended June 30, 2007. Based solely on the amortizable intangible assets recorded as of June 30, 2008, we estimate amortization expense to be $9.4 million during the remainder of 2008, $17.3 million in 2009, $15.2 million in 2010, $14.3 million in 2011, $13.8 million in 2012, $11.9 million in 2013, and $57.9 million in years after 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives or other relevant factors.

	Useful Life in Years	June 30, 2008		December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract backlog	1 to 2	$624	$156	$—	$—
Customer relationships	3 to 15	133,488	16,169	69,286	11,402
Non-competition agreements	1 to 10	16,384	4,417	12,277	3,138
Software	5	4,400	2,933	4,400	2,493
Tradenames	1 to 5	9,572	936	1,432	167

		164,468	24,611	87,395	17,200
Unamortized intangible assets
Tradenames	Indefinite	14,478	—	14,478	—

		$178,946	$24,611	$101,873	$17,200

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

9. Long-term Debt and Capital Lease Obligations

	June 30, 2008	December 31, 2007
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $337 – June 30, 2008 and $371 – December 31, 2007	$200,337	$200,371
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012	149,967	150,000
Notes payable to former shareholders of acquired business	1,360	7,720
Other	1,257	334

Total debt	567,921	573,425
Less current portion	151,704	157,772

Long-term debt, net of current portion	$416,217	$415,653

On October 15, 2007, the $150 million aggregate principal amount of 3 3/4% convertible senior subordinated notes (Notes) due July 15, 2012 became convertible at the option of the holders and is currently convertible through October 15, 2008 as provided in the indenture covering the Notes. The Notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2007, January 15, 2008, April 15, 2008 and July 15, 2008.

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

10. Commitments and Contingencies

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

Special Termination Charges. During the third quarter of 2006, we recorded special termination charges totaling $22.1 million consisting of severance and other contractual employee related costs associated with reductions in workforce. As of December 31, 2007, the liability balance for the special termination charges was $4.8 million. During the six months ended June 30, 2008, we made payments of approximately $2.3 million against this liability. As of June 30, 2008, the balance of the liability for special termination charges was $2.5 million and is included in accounts payable, accrued expenses and other on the condensed consolidated balance sheet.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Loss on Subleased Facilities. As of December 31, 2007, our liability for losses on abandoned and subleased facilities was $1.1 million. During the six months ended June 30, 2008, we made payments of approximately $0.2 million against the liability. As of June 30, 2008, the balance in the liability for losses on abandoned and subleased facilities was $0.9 million and is included in other liabilities on the condensed consolidated balance sheet.

11. Share-Based Compensation

Our officers, employees, non-employee directors and certain individual service providers are eligible for incentive compensation in the form of share-based awards. During the six months ended June 30, 2008, share-based awards included stock option grants of 350,986 shares, stock unit grants of 54,331 shares and restricted stock awards of 192,327 shares.

Total share-based compensation expense for the three and six months ended June 30, 2008 and 2007 is detailed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2008	2007	2008	2007
Direct cost of revenues	$3,957	$1,989	$7,717	$3,754
Selling, general and administrative expense	3,508	3,656	6,455	7,280

Total share-based compensation expense	$7,465	$5,645	$14,172	$11,034

12. Income Taxes

We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within the next twelve months. As of June 30, 2008, there have been no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of June 30, 2008, our accrual for the payment of tax-related interest and penalties was not material.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. A federal tax examination of our 2006 U.S. federal income tax return is in process and is expected to be finalized in the fourth quarter of 2008. We are no longer subject to U.S. federal income tax examinations for years prior to 2004 and are no longer subject to state and local or foreign tax examinations for years prior to 2000. In addition, open tax years related to state and foreign jurisdictions remain subject to examination, but are not considered material to our financial position, results of operations or cash flows.

13. Segment Reporting

We manage our business in five reportable operating segments: Technology, Corporate Finance/Restructuring, Economic Consulting, Strategic Communications and Forensic and Litigation Consulting.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

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

We evaluate the performance of our operating segments based on segment operating income before depreciation and amortization of intangible assets, plus litigation settlements, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative expenses that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance in accordance with generally accepted accounting principles, we use it to evaluate and compare the performance of our segments and it is one of the primary measures used to determine employee compensation. Inter-segment revenues and profits have been eliminated.

The table below presents revenues and segment EBITDA for our reportable segments for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Technology	$56,275	$37,432	$112,810	$70,482
Corporate Finance/Restructuring	96,123	63,005	175,406	125,107
Economic Consulting	53,765	43,983	110,180	83,980
Strategic Communications	62,197	42,013	116,811	80,226
Forensic and Litigation Consulting	69,310	53,259	129,565	107,622

Total revenues	$337,670	$239,692	$644,772	$467,417

Segment EBITDA:
Technology	$21,213	$14,178	$44,535	$24,785
Corporate Finance/Restructuring	29,624	16,661	51,534	31,589
Economic Consulting	13,987	13,059	27,303	24,167
Strategic Communications	16,428	10,955	29,107	20,926
Forensic and Litigation Consulting	15,717	13,264	30,373	27,369

Total segment EBITDA	$96,969	$68,117	$182,852	$128,836

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below reconciles segment EBITDA to income before income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment EBITDA	$96,969	$68,117	$182,852	$128,836
Segment depreciation expense	(4,850)	(3,273)	(9,482)	(6,236)
Unallocated corporate expenses	(20,823)	(18,578)	(40,066)	(35,698)
Amortization of intangible assets	(4,457)	(2,748)	(7,355)	(5,485)
Corporate litigation settlement losses	—	—	—	(191)
Interest and other expense, net	(8,214)	(8,913)	(15,521)	(19,381)

Income before income tax provision	$58,625	$34,605	$110,428	$61,845

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

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

Condensed Consolidating Balance Sheet Information as of June 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$140,039	$2,119	$40,416	$—	$182,574
Accounts receivable, net	146,918	120,335	56,115	—	323,368
Intercompany receivables	10,686	142,083	58,511	(211,280)	—
Other current assets	35,600	15,767	8,394	(8,338)	51,423

Total current assets	333,243	280,304	163,436	(219,618)	557,365
Property and equipment, net	43,901	22,978	8,745	—	75,624
Goodwill	414,208	420,860	244,010	—	1,079,078
Other intangible assets, net	4,846	90,615	58,874	—	154,335
Investments in subsidiaries	1,042,304	553,964	802,433	(2,398,701)	—
Other assets	74,149	172,645	6,694	(139,609)	113,879

Total assets	$1,912,651	$1,541,366	$1,284,192	$(2,757,928)	$1,980,281

Liabilities
Intercompany payables	$92,887	$58,682	$59,711	$(211,280)	$—
Other current liabilities	200,355	78,042	68,534	(8,338)	338,593

Total current liabilities	293,242	136,724	128,245	(219,618)	338,593
Long-term debt, net	415,337	880	—	—	416,217
Other liabilities	84,143	14,829	146,179	(139,609)	105,542

Total liabilities	792,722	152,433	274,424	(359,227)	860,352
Stockholders’ equity	1,119,929	1,388,933	1,009,768	(2,398,701)	1,119,929

Total liabilities and stockholders’ equity	$1,912,651	$1,541,366	$1,284,192	$(2,757,928)	$1,980,281

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Income Statement Information for the Three Months Ended June 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$161,505	$255,041	$68,083	$(146,959)	$337,670
Operating expenses
Direct cost of revenues	85,550	209,583	39,015	(145,982)	188,166
Selling, general and administrative expense	50,073	17,293	11,384	(977)	77,773
Amortization of other intangible assets	282	2,593	1,582	—	4,457

Operating income	25,600	25,572	16,102	—	67,274
Other income (expense)	(9,113)	(2,140)	2,604	—	(8,649)

Income before income tax benefit	16,487	23,432	18,706	—	58,625
Income tax provision	7,161	10,964	5,090	—	23,215
Equity in net earnings of subsidiaries	26,084	13,616	4	(39,704)	—

Net income	$35,410	$26,084	$13,620	$(39,704)	$35,410

Condensed Consolidating Income Statement Information for the Three Months Ended June 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$130,194	$172,092	$38,044	$(100,638)	$239,692
Operating expenses
Direct cost of revenues	73,561	138,644	19,782	(100,638)	131,349
Selling, general and administrative expense	41,363	10,255	10,292	—	61,910
Amortization of other intangible assets	428	1,490	830	—	2,748

Operating income	14,842	21,703	7,140	—	43,685
Other income (expense)	(9,728)	(545)	1,193	—	(9,080)

Income before income tax provision	5,114	21,158	8,333	—	34,605
Income tax (benefit) provision	(658)	7,893	4,288	—	11,523
Equity in net earnings of subsidiaries	17,310	3,527	1,590	(22,427)	—

Net income	$23,082	$16,792	$5,635	$(22,427)	$23,082

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Income Statement Information for the Six Months Ended June 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$320,578	$476,584	$122,499	$(274,889)	$644,772
Operating expenses
Direct cost of revenues	170,970	393,672	69,470	(273,425)	360,687
Selling, general and administrative expense	99,838	30,529	21,442	(1,464)	150,345
Amortization of other intangible assets	563	4,199	2,593	—	7,355

Operating income	49,207	48,184	28,994	—	126,385
Other income (expense)	(16,727)	3,745	(2,975)	—	(15,957)

Income before income tax benefit	32,480	51,929	26,019	—	110,428
Income tax provision	14,259	22,845	6,625	—	43,729
Equity in net earnings of subsidiaries	48,478	19,393	5,561	(73,432)	—

Net income	$66,699	$48,477	$24,955	$(73,432)	$66,699

Condensed Consolidating Income Statement Information for the Six Months Ended June 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$261,361	$334,424	$72,265	$(200,633)	$467,417
Operating expenses
Direct cost of revenues	148,883	274,039	35,241	(200,633)	257,530
Selling, general and administrative expense	83,155	19,192	19,921	—	122,268
Amortization of other intangible assets	856	2,973	1,656	—	5,485

Operating income	28,467	38,220	15,447	—	82,134
Other income (expense)	(20,590)	(631)	932	—	(20,289)

Income before income tax provision	7,877	37,589	16,379	—	61,845
Income tax provision	1,056	14,722	7,723	—	23,501
Equity in net earnings of subsidiaries	31,523	7,190	3,425	(42,138)	—

Net income	$38,344	$30,057	$12,081	$(42,138)	$38,344

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow Information for the Six Months Ended June 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$42,621	$7,828	$6,515	$56,964

Investing activities
Payments for acquisition of businesses, net of cash received	(218,527)	(3,860)	(2,796)	(225,183)
Purchases of property and equipment and other	(3,261)	(12,965)	(2,676)	(18,902)

Net cash used in investing activities	(221,788)	(16,825)	(5,472)	(244,085)

Financing activities
Payment of long-term debt	(7,147)	(92)	—	(7,239)
Issuance of common stock and other	12,006	—	—	12,006
Excess tax benefits from share based equity	4,682	—	—	4,682
Intercompany transfers	(18,895)	9,935	8,960	—

Net cash (used in) provided by financing activities	(9,354)	9,843	8,960	9,449

Effects of exchange rate changes on cash	55	—	(272)	(217)

Net (decrease) increase in cash and cash equivalents	(188,466)	846	9,731	(177,889)
Cash and cash equivalents, beginning of period	328,505	1,273	30,685	360,463

Cash and cash equivalents, end of period	$140,039	$2,119	$40,416	$182,574

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow Information for the Six Months Ended June 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(23,380)	$4,212	$(1,345)	$(20,513)

Investing activities
Payments for acquisition of businesses, net of cash received	(20,394)	18	(100)	(20,476)
Purchases of property and equipment and other	(18,318)	(724)	(2,825)	(21,867)

Net cash used in investing activities	(38,712)	(706)	(2,925)	(42,343)

Financing activities
Capital contributions	(500)	—	500	—
Purchase and retirement of common stock	(18,116)	—	—	(18,116)
Intercompany transfers	1,385	(5,998)	4,613	—
Issuance of common stock and other	17,583	—	13	17,596

Net cash (used in) provided by financing activities	352	(5,998)	5,126	(520)

Effect of exchange rate changes on cash	—	—	1,708	1,708

Net (decrease) increase in cash and cash equivalents	(61,740)	(2,492)	2,564	(61,668)
Cash and cash equivalents, beginning of period	70,010	3,592	18,321	91,923

Cash and cash equivalents, end of period	$8,270	$1,100	$20,885	$30,255

15. Subsequent Events

During the second quarter of 2008, the Company entered into a merger agreement with Attenex Corporation, a leading eDiscovery software provider, whereby Attenex would merge with a wholly-owned subsidiary of the Company and be the surviving company in a cash transaction valued at approximately $88.0 million. The transaction closed on July 2, 2008.

On August 6, 2008, the Company announced that it intends to sell a minority interest in its Technology business through an initial public offering (“IPO”) of a to be newly formed company. The Company further intends to distribute the remaining shares of the new company to its stockholders within twelve months of completion of the IPO in a spin-off, split-off or a combination of these transactions. It is expected that a registration statement will be filed by the end of this year. The proceeds from the offering will be used primarily to retire existing indebtedness of the Company. A portion of the proceeds will be retained by the Technology business to use for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION AND OVERVIEW

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three month and six month periods ended June 30, 2008 and 2007 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2007. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

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

Our Technology segment provides products, services and consulting to law firms, companies, courts and government entities worldwide. We assist with internal investigations, regulatory investigations, early case assessment, litigation and joint defense, antitrust and competition investigations, including “Second Requests” under the Hart Scott Rodino Antitrust Improvements Act of 1976 (HSR Act) and knowledge management for critical corporate information. We provide a comprehensive suite of application tools and related services to help clients locate and produce electronically stored information (“ESI”), including e-mail, computer files, voicemail, instant messaging, and financial and transactional data. Our services also help to identify, convert, categorize and produce relevant hard copy documents into electronically searchable format. We have the capacity to identify, analyze, process and present potentially relevant electronic information for interested parties, and ultimately manage the presentation of information to our clients. Our proprietary Ringtail® technology is used to provide litigation support and knowledge management. Our Ringtail® technology is designed to ensure quality, reduce risk, increase productivity and improve cost effectiveness in the review, preparation and production of large amounts of ESI.

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, private equity sponsors, banks, lenders and other financing sources, law firms and other parties-in-interest. We advise on a wide range of areas, including restructuring, bankruptcy, claims management, mergers and acquisitions (M&A), post-acquisition integration, valuations, tax issues and performance improvement. We also provide expert witness testimony, bankruptcy and insolvency litigation support and trustee and examiner services. We have particular expertise in the automotive, chemicals, communications, media and entertainment, energy and utilities, healthcare, real estate, financial services and retail industries.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with clear analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and internationally. We deliver sophisticated economic analysis and modeling of issues arising in M&A, complex antitrust litigation, commercial disputes, regulatory proceedings and securities litigation. Our statistical and economic experts help our clients analyze complex economic issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. We have deep industry experience in such areas as commercial and investment banking, telecommunications, energy, transportation, healthcare, IT/Internet and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex derivatives), competitive effects and intellectual property disputes. They also provide analyses and advice relating to antitrust and competition cases, regulatory proceedings and business valuations.

Our Strategic Communications segment provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting. We have developed a unique, integrated offering that incorporates a broad scope of services, diverse sector coverage and global reach that distinguishes it from other strategic communications consultancies. Our professionals are able to advise clients from almost every major business center in the world. We combine our core investor relations, public relations and public affairs capabilities with our other services to present clients with integrated business communications solutions.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenues	$337,670	$239,692	$644,772	$467,417
Operating income	$67,274	$43,685	$126,385	$82,134
Net income	$35,410	$23,082	$66,699	$38,344
Earnings per common share—diluted	$0.66	$0.53	$1.25	$0.89
EBITDA (1)	$77,556	$50,692	$145,590	$95,095
Total number of employees at June 30,	3,144	2,228	3,144	2,228

(1)	We define EBITDA as operating income before depreciation and amortization of intangible assets plus litigation settlements. Although EBITDA is not a measure of financial condition or performance determined in accordance with accounting principles generally accepted in the United States (GAAP), we believe that it can be a useful operating performance measure for evaluating our results of operation as compared from period to period and as compared to our competitors. EBITDA is a common alternative performance measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies within our industry. We use EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee bonuses. We also use EBITDA to value the businesses we acquire or anticipate acquiring. EBITDA is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. This non-GAAP measure should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income.

Total revenue in the second quarter of 2008 increased 40.9% from a year ago to a record $337.7 million, compared to $239.7 million a year ago. Market demand for our services remained strong across our segments and geographic regions, and drove organic growth of 25% in the quarter. Acquisitions made over the past year contributed the balance of the revenue growth.

We define acquisition growth as the results of operations of acquired companies in the first year following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of acquisitions.

Net income was $35.4 million, or $0.66 per diluted share, up from $23.1 million, or $0.53 per diluted share, in the prior year. Included in the calculation of earnings per share was an increase in the weighted average share count of 10.3 million, or 24%, reflecting shares issued in our public offering in 2007, exercises of stock options, shares issued for acquisitions and increases in the dilution adjustments for the Company’s convertible notes and options.

EBITDA in the quarter increased 53% to $77.6 million, equal to 23.0% of revenue, compared to $50.7 million, or 21.1% of revenue, in the same period last year. The margin increase was the result of significantly higher margins in the Corporate Finance/Restructuring segment and leveraging of corporate expense by the growth of the business, partially offset by lower margins at the Economic Consulting and Forensic and Litigation Consulting segments.

In the 2008 second quarter, the Technology segment again had the highest organic growth of all our segments in terms of revenue, driven by a significant product liability case and strong demand for services related to Antitrust Second Requests and from financial services companies for interpretation of complex financial and transactional data and financial systems investigations.

Our other segments maintained their momentum through the second quarter. The global credit crisis continues to be a significant driver of engagements for FTI, especially our Corporate Finance/Restructuring segment, which was actively engaged in restructuring assignments in industries being impacted by the global credit crisis such as automotive, sub-prime lenders, monoline insurers, financial institutions and the homebuilding/real estate/construction markets. The segment also benefited from the contribution from Schonbraun McCann Group, which was acquired in April 2008.

Strategic M&A was the primary driver of growth in our Economic Consulting segment, which is experiencing strong demand from companies in the financial services, hospital, airline and industrial markets. In addition, during the quarter the segment began to see an increasing number of engagements related to the sub-prime and credit crises. The network industries strategies practice experienced an increase in railroad commercial litigation and regulatory work as a result of a more predictable regulatory environment.

While equity capital market activity was slow, Strategic Communications experienced solid growth in its core UK and U.S. businesses from M&A and crisis and issues management projects from both retained and new clients. This was augmented by strong performances in Asia, Australia and the Middle East as well as contributions from acquisitions.

During the quarter the company entered into a merger agreement with Attenex Corporation, a leading eDiscovery software provider, whereby Attenex would merge with a wholly-owned subsidiary of the Company and be the surviving company in a cash transaction valued at approximately $88.0 million. The transaction closed on July 2, 2008. FTI also entered into a strategic partnership with Endeca Technologies, Inc., an information access software company, to develop applications that allow for the search and discovery of financial information, transactional databases and other structured and unstructured electronically stored information incorporating Endeca intellectual property.

On August 6, 2008, the Company announced that it intends to sell a minority interest in its Technology business through an initial public offering (“IPO”) of a to be newly formed company. The Company further intends to distribute the remaining shares of the new company to its shareholders within twelve months of completion of the IPO in a spin-off, split-off or a combination of these transactions. It is expected that a registration statement will be filed by the end of this year. The proceeds from the offering will be used primarily to retire existing indebtedness of the Company. A portion of the proceeds will be retained by the Technology business to use for general corporate purposes.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenues
Technology	$56,275	$37,432	$112,810	$70,482
Corporate Finance/Restructuring	96,123	63,005	175,406	125,107
Economic Consulting	53,765	43,983	110,180	83,980
Strategic Communications	62,197	42,013	116,811	80,226
Forensic and Litigation Consulting	69,310	53,259	129,565	107,622

Total revenues	337,670	239,692	644,772	467,417

Operating Income
Technology	18,720	12,399	39,137	21,328
Corporate Finance/Restructuring	27,492	16,254	48,841	31,390
Economic Consulting	13,035	11,468	25,298	21,078
Strategic Communications	14,572	9,702	25,378	18,439
Forensic and Litigation Consulting	14,278	12,440	27,797	25,597

Segment operating income	88,097	62,263	166,451	117,832
Unallocated corporate expenses	(20,823)	(18,578)	(40,066)	(35,698)

Operating income	67,274	43,685	126,385	82,134

Other Income (Expense)
Interest income	1,866	1,824	4,947	2,320
Interest expense and other	(10,080)	(10,737)	(20,468)	(21,701)
Litigation settlement losses, net	(435)	(167)	(436)	(908)

	(8,649)	(9,080)	(15,957)	(20,289)

Income before income tax provision	58,625	34,605	110,428	61,845
Income tax provision	23,215	11,523	43,729	23,501

Net income	$35,410	$23,082	$66,699	$38,344

Earnings per common share—basic	$0.72	$0.56	$1.37	$0.92
Earnings per common share—diluted	$0.66	$0.53	$1.25	$0.89

RECONCILIATION OF OPERATING INCOME TO EBITDA

We define EBITDA as operating income before depreciation and amortization of intangible assets plus litigation settlements. Although EBITDA is not a measure of financial condition or performance determined in accordance with GAAP we believe that it can be a useful operating performance measure for evaluating our results of operation as compared from period to period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee bonuses. We also use EBITDA to value the businesses we acquire or anticipate acquiring. EBITDA is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. This non-GAAP measure should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income. The following table provides a reconciliation of operating income to EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Operating income	$67,274	$43,685	$126,385	$82,134
Depreciation	6,260	4,426	12,286	8,384
Amortization of other intangible assets	4,457	2,748	7,355	5,485
Litigation settlement losses, net	(435)	(167)	(436)	(908)

EBITDA	$77,556	$50,692	$145,590	$95,095

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenues for the three months ended June 30, 2008 increased $98.0 million or 41%, to $337.7 million from $239.7 million for the three months ended June 30, 2007. Organic revenue growth was approximately $60 million or 25%, while acquisition growth was approximately $38 million or 16%. While revenue increased in all operating segments, the primary drivers of organic revenue growth were an increase in unit based revenue in our Technology segment due to continued revenue from a large product liability engagement, an increase in consulting revenue and success fees in our Corporate Finance/Restructuring segment and an increase in consulting revenue in our Economic Consulting segment. See “Segment Results” for an expanded discussion of segment revenue.

Operating Income

Operating income for the three months ended June 30, 2008 increased $23.6 million, or 54%, as compared to the three months ended June 30, 2007. Organic growth was approximately $17.0 million or 38%, while acquisition growth was approximately $7.0 million or 16%. While the operating income of all segments improved, higher operating income in our Corporate Finance/Restructuring and Technology segments was the primary driver of the growth. Unallocated corporate expenses for the three months ended June 30, 2008 increased by $2.2 million as compared to the three months ended June 30, 2007, primarily due to an increase in salaries attributable to the hiring of additional corporate employees to support our growing organization and increased bonus expense. See “Segment Results” for an expanded discussion of segment operating results.

Other Income (Expense)

Interest expense and other decreased approximately $0.7 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to the favorable impact of variable interest rates on our hedged debt.

Income Tax Provision

Our effective tax rate for the three months ended June 30, 2008 increased to 39.6% from 33.3% for the three months ended June 30, 2007. The increase in the rate is primarily due to a non recurring benefit that was recognized in the second quarter of 2007 related to a change in our international tax structure that substantially reduced the amount of foreign earnings that will be subject to U.S. federal income tax. In addition, the second quarter of 2007 also included a favorable adjustment to the state and local tax rate.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenues for the six months ended June 30, 2008 increased $177.4 million or 38%, to $644.8 million from $467.4 million for the six months ended June 30, 2007. Organic growth was approximately $127 million or 27%, while acquisition growth was approximately $50.0 million or 11%. While revenue increased in all operating segments, the primary drivers of organic revenue growth were the increased revenue of the Corporate Finance/Restructuring, Technology and Economic Consulting segments. The growth in Corporate Finance/Restructuring revenue was attributable to increased consulting revenue from restructuring services and an increase in success fees in 2008. Technology revenue growth was attributable to growth in unit based revenue attributable to a large product liability engagement. Economic Consulting revenue growth was primarily attributable to growth in consulting income. See “Segment Results” for an expanded discussion of segment revenue.

Operating Income

Operating income for the six months ended June 30, 2008 increased $44.3 million, or 54%, to $126.4 million from $82.1 million for the six months ended June 30, 2007. Organic growth was approximately $34.0 million or 42%, while acquisition growth was approximately $10.0 million or 12%. While the operating income of all segments improved, higher operating income in our Technology and Corporate Finance/Restructuring segments was the primary driver of the growth. Unallocated corporate expenses for the six months ended June 30, 2008 increased by $4.4 million as compared to the six months ended June 30, 2007, primarily due to an increase in salaries attributable to the hiring of additional corporate employees to support our growing organization and increased bonus expense. See “Segment Results” for an expanded discussion of segment operating results.

Other Income (Expense)

Interest income for the six months ended June 30, 2008 increased $2.6 million as compared to the six months ended June 30, 2007 due to the investment in the first six months of 2008 of excess cash from our public stock offering that closed in the fourth quarter of 2007. Interest expense and other decreased $1.2 million in 2008 as compared to 2007 because there was a decrease in average debt outstanding, including lower revolving credit borrowings.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2008 increased to 39.6% from 38.0 % for the six months ended June 30, 2007. The increase in the rate is primarily due to a non recurring benefit that was recognized in the second quarter of 2007 related to a change in our international tax structure that substantially reduced the amount of foreign earnings that will be subject to U.S. federal income tax. In addition, the second quarter of 2007 also included a favorable adjustment to the state and local tax rate.

SEGMENT RESULTS

We evaluate the performance of our operating segments based on segment operating income before depreciation and amortization of intangible assets plus litigation settlements, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative expenses that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance in accordance with generally accepted accounting principles, we use it to evaluate and compare the performance of our segments and it is one of the primary measures used to determine employee incentive compensation. The following table reconciles segment operating income to segment EBITDA at June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Segment operating income	$88,097	$62,263	$166,451	$117,832
Depreciation	4,850	3,273	9,482	6,236
Amortization of other intangible assets	4,457	2,748	7,355	5,485
Litigation settlement losses, net	(435)	(167)	(436)	(717)

Total segment EBITDA	$96,969	$68,117	$182,852	$128,836

We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented a utilization rate for our Technology segment and Strategic Communications segment as most of the revenues of these segments are not generated on an hourly basis. Where presented, utilization is based on a 2,032 hour year.

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

TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues	$56,275	$37,432	$112,810	$70,482

Operating expenses:
Direct cost of revenues	25,217	17,971	50,639	34,769
Selling, general and administrative expenses	12,076	6,745	22,209	13,751
Amortization of other intangible assets	262	317	825	634

	37,555	25,033	73,673	49,154

Segment operating income	18,720	12,399	39,137	21,328
Depreciation	2,466	1,462	4,808	2,823
Amortization of other intangible assets	262	317	825	634
Litigation settlement gains (losses), net	(235)	—	(235)	—

Segment EBITDA	$21,213	$14,178	$44,535	$24,785

Gross profit margin (1)	55.2%	52.0%	55.1%	50.7%
Segment EBITDA as a percent of revenues	37.7%	37.9%	39.5%	35.2%
Number of revenue generating professionals: (at period end)	402	296	402	296

(1)	Revenues net of direct costs, as a percentage of revenues

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

A number of factors affect the demand for our Technology services including the number of large complex litigations, class action proceedings, merger and acquisition activity and governmental and internal investigations. During 2008, we experienced increased demand for our services. Unit-based revenue has grown at a higher rate than consulting revenue and represents a larger percentage of the overall revenue in 2008.

Revenues increased $18.8 million, or 50.3%, in 2008 as compared to 2007. Acquisitions accounted for approximately $3.3 million of the increase in revenue in the second quarter of 2008. Excluding acquisitions, organic revenue increased $15.5 million. Organic revenues generated from unit-based and other sales in our software as a service business increased approximately $15.2 million while organic revenues related to our consulting services increased approximately $0.6 million. Unit-based revenue is defined as revenue from services that are billed on a per item, per page or some other unit based method and would include revenue from data processing and storage, software usage and software licensing. Unit-based revenue growth was primarily attributable to continued revenue from a large product liability engagement. Offsetting these revenue increases was a decrease in other fee revenue and pass through costs of approximately $0.3 million.

Our gross profit margin increased 3.2 percentage points in 2008 as compared to 2007, due to a higher percentage of our revenue coming from unit-based sales, which yield higher profit margins than our hourly–based consulting revenues.

Selling, general and administrative expenses increased $5.3 million in 2008 as compared to 2007. Investment in customer support, marketing and sales functions to accommodate a growing customer base resulted in an increase in salaries and other employee-related costs and rent and occupancy costs. Travel-related expenses have also increased relative to the second quarter of 2007.

Segment EBITDA increased $7.0 million, or 49.6%, in 2008 as compared to 2007 due to revenue growth coupled with improved gross profit margins. Segment EBITDA as a percent of revenue was 37.7% in 2008 as compared to 37.9% in 2007. Improved gross profit margins were offset by a higher level of selling, general and administrative expenses as a percent of revenue in 2008 due to investment in customer support, sales and marketing resulting in a decrease in segment EBITDA as a percent of revenues.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues increased $42.3 million, or 60.1%, in 2008 as compared to 2007. Acquisitions accounted for approximately $5.9 million of the increase in revenue in the first six months of 2008. Excluding acquisitions, organic revenue increased approximately $36.4 million. Organic revenue generated from unit-based and other sales in our software as a service business increased approximately $32.6 million while organic revenues related to our consulting services increased approximately $4.1 million. Unit-based revenue and consulting revenue growth was primarily attributable to revenue from a large product liability engagement. Increased demand for our services and acquisitions resulted in an increase of 106 revenue-generating professionals in 2008 as compared to 2007. Offsetting these revenue increases was a decrease in other fee revenue and pass through costs of approximately $0.3 million.

Our gross profit margin increased 4.4 percentage points in 2008 as compared to 2007, due to a higher percentage of our revenue coming from unit-based sales, which yield higher profit margins than our hourly–based consulting revenues.

Selling, general and administrative expenses increased $8.5 million in 2008 as compared to 2007. Investment in customer support, marketing and sales functions to accommodate a growing customer base resulted in an increase in salaries and other employee-related costs and rent and occupancy costs. Marketing and travel-related expenses increased relative to 2007 due to sales and marketing activities directed at increasing brand awareness, expanding our channel sales program and expanding our international presence.

Segment EBITDA increased $19.8 million, or 79.7%, in 2008 as compared to 2007 due to revenue growth coupled with improved margins. Segment EBITDA as a percent of revenue was 39.5% in 2008 as compared to 35.2% in 2007. Higher margin unit-based sales were a greater percentage of our revenues in 2008, resulting in improved segment EBITDA as a percent of revenues.

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues	$96,123	$63,005	$175,406	$125,107

Operating expenses:
Direct cost of revenues	53,649	36,965	98,508	72,994
Selling, general and administrative expenses	13,516	9,746	26,551	20,642
Amortization of other intangible assets	1,466	40	1,506	81

	68,631	46,751	126,565	93,717

Segment operating income	27,492	16,254	48,841	31,390
Depreciation	666	354	1,187	655
Amortization of other intangible assets	1,466	40	1,506	81
Litigation settlement gains (losses), net	—	13	—	(537)

Segment EBITDA	$29,624	$16,661	$51,534	$31,589

Gross profit margin (1)	44.2%	41.3%	43.8%	41.7%
Segment EBITDA as a percent of revenues	30.8%	26.4%	29.4%	25.2%
Number of revenue generating professionals: (at period end)	599	360	599	360
Utilization rates of billable professionals	75%	77%	78%	81%
Average billable rate per hour	$464	$438	$452	$426

(1)	Revenues net of direct costs, as a percentage of revenues

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

A number of factors affect the demand for our Corporate Finance/Restructuring services including general economic conditions, the availability of credit, leverage levels, lending activity, over-expansion of businesses, competition, M&A activity and management crises. We often see weak demand for one or more of our service offerings being counterbalanced by stronger demand for other service offerings. For example, demand for our transaction advisory or post-acquisition integration services may increase during a period of reduced bankruptcy or restructuring activity. If demand for one or more of our Corporate Finance/Restructuring services weakens, we are often able to shift professionals to work on engagements in other service offerings or our other business segments. The demand for our restructuring services has been strong in 2008 due to continued instability in the sub-prime mortgage, financial institution and housing related markets.

Total revenues increased $33.1 million, or 52.6%, in 2008 as compared to 2007. Acquisitions added $12.9 million in revenues for the quarter. The remaining $20.2 million in organic revenue growth was due to a combination of additional chargeable hours, annual bill rate increases and success fees. Chargeable hour growth was due to the increased demand for restructuring services in the U.S. from the sub-prime mortgage, mortgage, monoline insurer, financial institution and housing related markets. Revenues from consulting billed on an hourly basis increased approximately $13.6 million, or 28%, in 2008 as compared to 2007. In addition, the second quarter of 2008 included $5.6 million in success fees as compared to $2.7 million of success fees in 2007. Revenues from healthcare consulting billed on a retainer fee basis increased approximately $2.9 million in 2008 as compared to the same period in 2007 due to demand for turnaround, consulting and restructuring services.

Our gross profit margin improved by 2.9 percentage points in 2008 as compared to 2007. The improvement in our gross profit margin was primarily due to a change in the mix of employees working on engagements, the positive impact of acquisitions on our gross profit margin, an increase in success fees in the current quarter which have a higher gross profit margin than other consulting income and a lower level of pass through costs as a percentage of total revenues in the current quarter.

Selling, general and administrative costs increased $3.8 million, or 38.7%, in 2008 as compared to 2007. Acquisitions added $2.2 million in selling, general and administrative expenses. Excluding the impact of acquisitions, selling, general and administrative expenses increased $1.6 million due to growth in rent and occupancy costs, travel expenses and training costs.

Segment EBITDA increased $13.0 million, or 77.8%, in 2008 as compared to 2007. Acquisitions accounted for $4.3 million of the increase. The remaining increase was primarily due to revenue growth in 2008. Segment EBITDA as a percent of revenue improved to 30.8% of revenues from 26.4% in 2007. Segment EBITDA as a percent of revenue increased due to higher gross profit margins and a decrease in selling, general and administrative expenses as a percent of revenue.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total revenues increased $50.3 million, or 40.2%, in 2008 as compared to 2007. Acquisitions added $12.9 million in revenues. The remaining $37.4 million in organic revenue growth was due to a combination of additional chargeable hours, annual bill rate increases and success fees. Chargeable hour growth was due to the increased demand for restructuring services in the U.S. from the sub-prime mortgage, mortgage, monoline insurer, financial institution and housing related markets. Revenues from consulting billed on an hourly basis increased approximately $27.1 million, or 28%, in 2008 as compared to 2007. In addition, revenue in 2008 included $10.6 million in success fees as compared to $4.1 million of success fees in 2007. Revenue from healthcare consulting billed on a retainer fee basis increased approximately $5.7 million in 2008 as compared to the same period in 2007 due to continued demand for turnaround, consulting and restructuring services. Offsetting these increases was a decline of approximately $3.3 million in revenue related to outside contract consultants who provided specific expertise on certain consulting engagements in 2007.

Our gross profit margin improved by 2.1 percentage points in 2008 as compared to 2007. The improvement in our gross profit margin was primarily due to a change in the mix of employees working on engagements, an increase in success fees which have a higher gross profit margin than other consulting income and acquisitions which had a positive impact on our gross profit margin.

Selling, general and administrative costs increased $5.9 million, or 28.6%, in 2008 as compared to 2007. Acquisitions added $2.2 million in selling, general and administrative expenses. Excluding the impact of acquisitions, selling, general and administrative expenses increased $3.7 million. The increase in selling, general and administrative costs is primarily due to growth in rent and occupancy costs, travel expenses, training and recruiting expenses and bad debt expense which has increased in relative proportion to revenue growth.

Segment EBITDA increased $19.9 million, or 63.1%, in 2008 as compared to 2007. Acquisitions accounted for approximately $4.3 million of the increase. The remaining increase was primarily due to organic revenue growth in 2008. Segment EBITDA as a percent of revenue improved to 29.4% of revenues from 25.2% in 2007. Segment EBITDA as a percent of revenue increased due to higher gross profit margins and a decrease in selling, general and administrative expenses as a percent of revenue.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues	$53,765	$43,983	$110,180	$83,980

Operating expenses:
Direct cost of revenues	34,015	26,132	71,153	50,462
Selling, general and administrative expenses	6,145	5,229	12,589	10,133
Amortization of other intangible assets	570	1,154	1,140	2,307

	40,730	32,515	84,882	62,902

Segment operating income	13,035	11,468	25,298	21,078
Depreciation	382	437	865	782
Amortization of other intangible assets	570	1,154	1,140	2,307

Segment EBITDA	$13,987	$13,059	$27,303	$24,167

Gross profit margin (1)	36.7%	40.6%	35.4%	39.9%
Segment EBITDA as a percent of revenues	26.0%	29.7%	24.8%	28.8%
Number of revenue generating professionals: (at period end)	243	213	243	213
Utilization rates of billable professionals	83%	89%	86%	87%
Average billable rate per hour	$450	$410	$449	$404

(1)	Revenues net of direct costs, as a percentage of revenues

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

A number of factors affect the demand for our Economic Consulting services including M&A activity (particularly large mergers of competitors within a single industry), general economic conditions, competition and governmental investigations. Demand for our services has been high in 2008 with engagements focused on financial economics and strategic mergers and acquisitions. The large number of U.S. merger engagements in the fourth quarter of 2007 allowed us to enter 2008 with a high level of analytical work. M&A activity in 2008 shifted from private equity firms to corporate buyers. In both the first and second quarters of 2008 there was increased corporate M&A activity across many business sectors, including financial services, hospitals, airlines, and industrial corporations and we obtained a significant number of engagements in these areas. The credit market turmoil has also caused an upswing in financial consulting engagements, as private equity buyers were unwilling or unable to close deals at originally agreed prices, and private actions were brought against companies and boards of directors alleging various forms of negligence. We also continued to experience an increased volume of rail commercial litigation and regulatory work in 2008 as a result of revised regulatory standards.

Total revenues increased $9.8 million, or 22.2%, in 2008 as compared to 2007. Revenue from consulting billed on an hourly basis increased approximately $7.2 million in 2008 as compared to 2007. The increase in hourly consulting revenue was primarily due an increase in the average billable rate per hour in 2008 and to a lesser extent an increase in chargeable hours in the current year due to increased headcount. The average billable rate per hour increased due to billing rate increases in January 2008 for most of the Economic Consulting segment and an increase in the number of billable hours of senior managing directors and managing directors who bill at higher rates. Outside consultant revenue also increased by approximately $0.9 million in 2008 as compared to 2007 due to the need for highly specialized resources on large complex cases. The remaining increase in revenue was primarily due to an increase in other fee revenue and pass through costs of approximately $1.7 million.

Our gross profit margin decreased by 3.9 percentage points in 2008 as compared to 2007 primarily due to an increase in incentive compensation as a percent of revenue. This increase in incentive compensation was required to attract and retain key management personnel who are in high demand in the marketplace.

Selling, general and administrative expenses increased $0.9 million in 2008 as compared to 2007. The primary drivers of the increase in selling, general and administrative expenses were an increase in occupancy costs due to additional space needs prompted by increased headcount and an increase in bad debt expense.

Segment EBITDA increased $0.9 million, or 7.1%, in 2008 as compared to 2007. The primary reason for the increase in segment EBITDA was revenue growth. Segment EBITDA as a percent of revenues decreased to 26.0% in 2008 from 29.7 % in 2007. The decrease in the segment EBITDA as a percent of revenues in 2008 was driven by a lower gross profit margin, partially offset by a decrease in selling, general and administrative expenses as a percent of revenues in 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total revenues increased $26.2 million, or 31.2%, in 2008 as compared to 2007. Revenue from consulting billed on an hourly basis increased approximately $19.8 million in 2008 as compared to 2007. The increase in hourly consulting revenue was due to increased billable headcount and an increase in the average billable rate per hour in 2008. The number of revenue-generating professionals increased by 30 over 2007 due to hiring associated with the increased demand for our services. The average billable rate per hour increased due to billing rate increases in January 2008 for most of the Economic Consulting segment and an increase in the number of billable hours of senior managing directors and managing directors who bill at higher rates. Outside consultant revenue also increased by approximately $3.5 million in 2008 as compared to 2007 due to the need for highly specialized resources on large complex cases. The remaining increase in revenue in 2008 was primarily due to an increase in other fee revenue of approximately $2.9 million.

Our gross profit margin decreased by 4.5 percentage points in 2008 as compared to 2007 primarily due to an increase in incentive compensation as a percent of revenue. This increase in incentive compensation was required to attract and retain key management personnel who are in high demand in the marketplace.

Selling, general and administrative expenses increased $2.5 million in 2008 as compared to 2007. The primary drivers of the increase in selling, general and administrative expenses were an increase in bad debt expense, occupancy costs and employee related overhead costs.

Segment EBITDA increased $3.1 million, or 13.0%, in 2008 as compared to 2007. The primary reason for the increase in segment EBITDA was revenue growth. Segment EBITDA as a percent of revenues decreased to 24.8% in 2008 from 28.8% in 2007. The decrease in segment EBITDA as a percent of revenues in 2008 was driven by a lower gross profit margin, partially offset by a decrease in selling, general and administrative expenses as a percent of revenues in 2008.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues	$62,197	$42,013	$116,811	$80,226

Operating expenses:
Direct cost of revenues	34,221	20,097	65,234	38,647
Selling, general and administrative expenses	12,044	11,477	23,627	21,666
Amortization of other intangible assets	1,360	737	2,572	1,474

	47,625	32,311	91,433	61,787

Segment operating income	14,572	9,702	25,378	18,439
Depreciation	696	521	1,358	1,018
Amortization of other intangible assets	1,360	737	2,572	1,474
Litigation settlement losses, net	(200)	(5)	(201)	(5)

Segment EBITDA	$16,428	$10,955	$29,107	$20,926

Gross profit margin (1)	45.0%	52.2%	44.2%	51.8%
Segment EBITDA as a percent of revenues	26.4%	26.1%	24.9%	26.1%
Number of revenue generating professionals: (at period end)	563	407	563	407

(1)	Revenues net of direct costs, as a percentage of revenues

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

A number of factors affect the demand for our Strategic Communications services, including M&A activity, public stock offerings, business crises and governmental legislation and regulation. The capital markets project based revenue that contributed to our 2007 growth, has started to slow in 2008; however, we continue to be involved in a number of high profile financial crisis communications projects.

Total revenues increased $20.2 million, or 48.0%, in 2008 as compared to 2007. Acquisitions accounted for approximately $10.8 million of the revenue growth. The remaining $9.4 million of organic revenue growth was driven by an increase in retained revenues of approximately $3.9 million (including a growing contribution from offices outside of the core UK and U.S. operations), and an increase in project-based revenues of approximately $3.1 million driven mainly by completion fees on a number of M&A transactions as well as several high profile issues management projects. An increase in direct costs passed through to clients contributed approximately $2.4 million of the revenue growth.

Our gross profit margin decreased by 7.2 percentage points in 2008 as compared to 2007. The gross profit margin was impacted by a change in the classification of staff bonuses in 2008. Staff bonuses were correctly classified as direct costs in 2008, however, in 2007 staff bonuses were classified as selling, general and administrative expenses. If the two periods were presented on a comparable basis, the gross profit margin would be slightly lower in 2008.

Selling, general and administrative expenses increased $0.6 million in 2008 as compared to 2007. Acquisitions accounted for an increase of approximately $1.8 million in 2008. Excluding the impact of acquisitions, selling, general and administrative expenses were down from 2007 due to the change in classification of staff bonuses in 2008. If the two periods were presented on a comparable basis, selling, general and administrative expenses would be slightly higher in 2008 versus 2007 largely driven by a higher bad debt provision related to the bankruptcy of a past client.

Segment EBITDA increased $5.5 million, or 50.0%, in 2008 as compared to 2007. This growth was attributable to a combination of acquisitions and organic revenue growth. Segment EBITDA as a percent of revenue was 26.4% in the second quarter of 2008 as compared to 26.1% in 2007. Acquisitions and completion fees in the current quarter positively impacted segment EBITDA as a percent of revenues, offsetting the impact of higher pass through costs and bad debt expense.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total revenues increased $36.6 million, or 45.6%, in 2008 as compared to 2007. Acquisitions accounted for approximately $19.1 million of the revenue growth. The remaining $17.5 million of revenue growth was driven by an increase in retained revenues of approximately $6.8 million from the organic business, (including a growing contribution from offices outside of the UK and U.S.), an increase in direct costs passed through to clients of approximately $5.8 million, and an increase in project-based revenues of approximately $4.9 million driven mainly by completion fees on a number of M&A transactions as well as several high profile issues management projects. The number of revenue-generating professionals increased by 156 over 2007 primarily due to professionals added as the result of acquisitions.

Our gross profit margin decreased by 7.6 percentage points in 2008 as compared to 2007. The gross profit margin was impacted by a change in the classification of staff bonuses in 2008. Staff bonuses were correctly classified as direct costs in 2008, however, in 2007 staff bonuses were classified as selling, general and administrative expenses. If the two periods were presented on a comparable basis, the gross profit margin would be slightly lower in 2008.

Selling, general and administrative expenses increased $2.0 million in 2008 as compared to 2007. Acquisitions accounted for an increase of approximately $3.1 million in 2008. Excluding the impact of acquisitions, selling, general and administrative expenses were down from 2007 due to the change in classification of staff bonuses in 2008. If the two periods were presented on a comparable basis, selling, general and administrative expenses would be slightly higher in 2008 versus 2007 largely driven by a higher bad debt provision related to the bankruptcy of a past client.

Segment EBITDA increased $8.2 million, or 39.1%, in 2008 as compared to 2007. This growth was attributable to a combination of acquisitions and organic revenue. Segment EBITDA as a percent of revenue was 24.9% for the six months ended June 30, 2008 as compared to 26.1% in 2007. Acquisitions and completion fees positively impacted segment EBITDA as a percent of revenues, offsetting the impact of higher pass through costs and bad debt expense.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues	$69,310	$53,259	$129,565	$107,622

Operating expenses:
Direct cost of revenues	41,064	30,184	75,153	60,658
Selling, general and administrative expenses	13,169	10,135	25,303	20,378
Amortization of other intangible assets	799	500	1,312	989

	55,032	40,819	101,768	82,025

Segment operating income	14,278	12,440	27,797	25,597
Depreciation	640	499	1,264	958
Amortization of other intangible assets	799	500	1,312	989
Litigation and settlement losses, net	—	(175)	—	(175)

Segment EBITDA	$15,717	$13,264	$30,373	$27,369

Gross profit margin (1)	40.8%	43.3%	42.0%	43.6%
Segment EBITDA as a percent of revenues	22.7%	24.9%	23.4%	25.4%
Number of revenue generating professionals: (at period end)	627	410	627	410
Utilization rates of billable professionals (2)	73%	75%	74%	76%
Average billable rate per hour (2)	$339	$319	$356	$322

(1)	Revenues net of direct costs, as a percentage of revenues
(2)	The calculation for utilization and average billable rate per hour excludes the impact of revenue billed on an other than time and materials basis and the impact of certain newly acquired businesses.

Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007

A number of factors affect the demand for our Forensic and Litigation Consulting services, including the number of large complex litigations, governmental and regulatory investigations, class-action suits, M&A, business espionage investigations and illegal or fraudulent activity investigations. Demand for core disputes and core financial investigation services has remained stable to the 2007 levels in North America and we experienced continued strength in both investigation and dispute driven projects for regulated industries (e.g. pharmaceutical, healthcare and insurance). The U.S. economic downturn and its impact on investment into Asian markets is negatively impacting investigative due diligence work in those markets, but we are seeing increasing demand for our Foreign Corrupt Practices Act investigations, general fraud investigations and business intelligence services in Latin American markets.

Total revenue increased $16.1 million, or 30.1%, in 2008 as compared to 2007. Acquisitions contributed approximately $10.8 million in revenue growth in 2008. The remaining $5.3 million of organic revenue growth was driven by an increase in billing rates and more billable hours in the North American financial consulting practice. The average billable rate per hour increased due to yearly billing rate increases that took effect in September 2007 and to a lesser extent a change in the mix of professionals utilized.

Our gross profit margin decreased by 2.5 percentage points in 2008 as compared to 2007. The decrease in gross profit margin was primarily the result of lower margins on our acquired businesses mainly due to integration costs such as employee retention bonuses and increased rent in the short-term as office co-locations take place. Gross profit margin was also slightly impacted by an increase in compensation expense as a percentage of revenues.

Selling, general and administrative costs increased $3.0 million in 2008 as compared to 2007. Acquisitions accounted for approximately $2.0 million of the increase. The remaining $1.0 million increase was primarily due to increased occupancy costs, increased travel expenses and increased allocations for internal services.

Segment EBITDA increased $2.5 million in 2008 as compared to 2007. Excluding $1.0 million of incremental segment EBITDA generated by acquired businesses, segment EBITDA increased $1.5 million due to organic revenue growth. Segment EBITDA as a percent of revenue was 22.7% in 2008, down from 24.9% in 2007. The decrease in the segment EBITDA as a percent of revenues was primarily the result of lower margins on our acquired businesses.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total revenue increased $21.9 million, or 20.4%, in 2008 as compared to 2007. Acquisitions contributed approximately $12.7 million in revenue growth in 2008. The remaining $9.2 million of organic revenue growth was driven primarily by an increase in billing rates and billable hours in the North American consulting practice. Offsetting the growth in revenue was a $1.0 million one-time performance based fee earned in the first quarter of 2007. The number of revenue-generating professionals increased by 217 over 2007 due primarily to professionals added as the result of acquisitions. The average billable rate per hour increased due to yearly billing rate increases that took effect in September 2007 and some slight effect of a differing mix of professionals utilized.

Our gross profit margin decreased by 1.6 percentage points in 2008 as compared to 2007. The decrease in gross profit margin was primarily the result of lower margins on our acquired businesses mainly due to integration costs such as employee retention bonuses and increased rent in the short term as office co-locations take place. Gross profit margin was also slightly impacted by an increase in compensation expense as a percentage of revenues.

Selling, general and administrative costs increased $4.9 million in 2008 as compared to 2007. Acquisitions accounted for approximately $2.3 million of the increase. The remaining $2.6 million increase was primarily due to increased bad debt expense, increased occupancy costs, higher recruiting and training expenses, and increased allocations for internal services.

Segment EBITDA increased $3.0 million in 2008 as compared to 2007. Excluding $1.5 million of incremental segment EBITDA generated by acquired businesses, segment EBITDA increased $1.5 million due to organic revenue growth. Segment EBITDA as a percent of revenue was 23.4% in 2008, down from 25.4% in 2007. The lower gross profit margin coupled with growth in selling, general and administrative expenses at a greater rate than revenue growth in 2008 caused a decline in segment EBITDA as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financing needs, including capital expenditures and debt service, continue to be funded by the operation of our business. In addition, we may also need to fund new acquisitions and potential contingent obligations related to our acquisitions and satisfy the conversion of convertible notes. We currently anticipate that capital expenditures will range from $43.0 million to $47.0 million during 2008, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions, but does not include the impact of future acquisitions or specific client engagements that are not currently contemplated.

Our current sources of liquidity include cash and cash equivalents which totaled $182.6 million at June 30, 2008, cash generated by operations, and our senior secured bank credit facility. At June 30, 2008, we had $140.8 million of available credit under our senior secured bank credit facility after deducting $9.2 million of outstanding letters of credit secured by the facility. The terms of our senior secured bank credit facility are discussed in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, we were in compliance with all covenants as stipulated in the senior secured bank credit facility and the indentures governing our senior notes.

On July 28, 2008, FTI Consulting, Inc. (FTI) and guarantor subsidiaries entered into an amendment to the Credit Agreement governing our senior secured bank credit facility with the bank group lenders, effective as of June 30, 2008. The amendment changes certain provisions of the Credit Agreement to permit an increase of the principal amount of the loan commitments under the revolving credit facility by up to $25.0 million (for a maximum of $175.0 million) if existing or new lenders agree to provide increased commitments and to allow borrowings in foreign currencies, including the British Pound Sterling and Euro. Additionally, the requirements for permitted acquisitions were modified with respect to the notice requirements and applicable financial covenants. The amendment also includes a number of technical modifications to the covenant restrictions intended to improve our ability to operate internationally. Specifically, the covenant related to investments was modified to allow any investment made prior to June 30, 2008, permit investments in foreign subsidiaries by other foreign subsidiaries, permit additional investments in foreign subsidiaries by FTI and its domestic subsidiaries in an amount outstanding at any one time of up to $30.0 million and permit other investments in an amount up to $5.0 million. The covenant restrictions on liens were modified to allow liens granted by a foreign subsidiary to FTI or another subsidiary to secure indebtedness of such foreign subsidiary and to allow liens by a foreign subsidiary to secure indebtedness of up to $20.0 million. Restrictions on indebtedness were changed to allow borrowings by a foreign subsidiary not to exceed $20.0 million and guarantees of such borrowings. The restricted payment covenant was modified to allow each subsidiary to make restricted payments to the owners of their own capital stock.

On October 15, 2007, the $150.0 million aggregate principal amount of 3 3/4% convertible notes (Notes) due July 15, 2012 became convertible at the option of the holders and are currently convertible through October 15, 2008 as provided in the indenture covering the Notes. The Notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2007, January 15, 2008, April 15, 2008 and July 15, 2008.

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

These Notes are registered securities and are freely tradable. As of June 30, 2008, the Notes had a most recent market price of $2,316 per $1,000 principal amount of Notes, compared to an estimated conversion value of approximately $2,191 per $1000 principal amount of Notes. Because these Notes have historically traded at market prices above the estimated conversion values we do not anticipate holders will elect to convert their Notes. However, we believe we have adequate capital resources to fund potential conversions.

Cash flows

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Net cash provided by (used in) operating activities	$56,934	$(20,513)
Net cash used in investing activities	(244,085)	(42,343)
Cash provided by (used in) financing activities	9,449	(520)

The Company has included an immaterial prior period reclassification in its Condensed Consolidated Statements of Cash Flows to reflect the twice yearly issuance of shares to employees under its Employee Stock Purchase Plan. The reclassification results in an decrease in net cash used by financing activities and a corresponding increase in net cash used in operating activities. The amount of this correction for the period ended June 30, 2007 is $3.0 million.

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

Cash provided by operating activities for the first six months of 2008 was $56.9 million, as compared to cash used in operating activities of $20.5 million for the six months ended June 30, 2007. The increase in cash from operating activities was primarily due to an increase in net income before noncash items in the current year, the receipt of 2007 income tax refunds of approximately $15 million in 2008, and the funding of fewer forgivable employee loans in 2008. During the six months ended June 30, 2008 we funded approximately $13.9 million in forgivable employee loans as compared to forgivable employee loans funded in the six month ended June 30, 2007 of approximately $31.2 million. Operating cash flows in 2007 benefited from the receipt of $10.8 million from one of our landlords to fund tenant improvements. This payment is accounted for as a reduction of rent expense over the life of the related lease.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Net cash used in investing activities for the six months ended June 30, 2008 was $244.1 million as compared to cash used in investing activities of $42.3 million for the six months ended June 30, 2007. The increase in cash used in investing activities is primarily due to an increase in cash used to fund acquisitions. For the six months ended June 30, 2008, net cash used in investing activities included $184.5 million paid to fund acquisitions and $40.7 million of acquisition contingent payments. For the six months ended June 30, 2007, net cash used in investing activities included $5.3 million used to acquire the remaining 3% of share capital of FD, $7.6 million of acquisition contingent payments, and $7.6 million related to other acquisition activities.

Capital expenditures were $17.8 million during the six months ended June 30, 2008 as compared to $22.3 million for the six months ended June 30, 2007. Capital expenditures in 2008 primarily related to leasehold improvements, the purchase of software and the purchase of data processing equipment. Capital expenditures in 2007 primarily related to leasehold improvements to support the expansion and renovation of our offices. We had no material outstanding purchase commitments as of June 30, 2008.

Our financing activities consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. During the six months ended June 30, 2008, our financing activities consisted of a $7.2 million repayment of notes payable, primarily to former shareholders of an acquired business and $12.0 million of cash received from the issuance of common stock under equity compensation plans. During the six months ended June 30, 2007, our financing activities consisted of the borrowing and repayment of $25.0 million on our senior secured bank line of credit, $18.1 million of cash used to repurchase shares of our common stock under our share repurchase programs and $14.8 million of cash received from the issuance of common stock under equity compensation plans.

Future Outlook

In July 2008, we used $95.1 million of our cash on hand to fund the purchase of Attenex Corporation and related transaction costs. We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $140.8 million of availability under our senior secured bank credit facility, are sufficient to fund our capital and liquidity needs for at least the next twelve months. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, our business plans change, economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivatives and Hedging Activities” (SFAS 161), which amends FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), by requiring expanded disclosures about an entity’s derivative instruments and hedging activities for increased qualitative, quantitative, and credit risk factors. As SFAS 161 only contains disclosure provisions, it will not impact our accounting for derivative transactions. SFAS 161 will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In April 2008, the FASB issued a final FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP FAS 142-3 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in lower net income. Our 3 3/4% convertible senior subordinated notes due 2012 issued in August 2005 will be subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (APB 14), provided that no portion of the proceeds from the issuance of the instruments should be attributable to the conversion feature. Upon retroactive adoption of APB 14-1 in 2009, interest expense for 2007 and 2008 will increase by $3.9 million and $4.2 million, respectively. This will result in an after tax reduction in diluted earnings per common share of approximately $0.05 in both 2007 and 2008. In addition, the carrying amount of the 3 3/4% convertible senior notes will be retroactively adjusted to reflect a discount of $31.3 million on the date of issuance, with an offsetting increase in additional paid-in capital of $18.4 million and deferred tax liability of $12.9 million.

In June 2008, the FASB issued EITF 08-3, “Accounting by Lessees for Refundable Maintenance Deposits” (EITF 08-3). In EITF 08-3 the task force reached a consensus that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. The consensus is effective for fiscal years beginning after December 15, 2008 and should be initially applied by recording a cumulative-effect adjustment to opening retained earnings in the period prior to adoption. Early application is not permitted. We are currently evaluating the impact of adopting this EITF on our financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (AICPA) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical and, may appear under the headings “Part 1—Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission or SEC on February 29, 2008, Part II—Item 1A of this Quarterly Report on Form 10-Q and the other documents we file with the SEC. When used in this quarterly report, the words such as estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our expectations at the time we make them and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

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

Equity Price Sensitivity. Certain 2008 acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse. The future settlement of any contingency related to security price will be recorded as an adjustment to additional paid-in capital. In the past, we have granted sellers of other acquired businesses similar contractual protection against a decline in the value of the common stock issued to them as consideration for their acquisition. These agreements are discussed under “Equity Price Sensitivity” in “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007. Based on the price of our common stock on June 30, 2008, we would not be obligated to make any price protection related payments under existing contractual arrangements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This section sets forth below an additional risk factor that could affect FTI that is in addition to the risk factors previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008 (our “2007 Annual Report”). The following information should be considered together with the risk factors in our 2007 Annual Report. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

There are risks associated with our previously- announced proposed initial public offering of FTI’s technology business.

We announced on August 6, 2008, our present intention to file a registration statement by the end of 2008 to sell a minority interest of our technology business through an initial public offering (an “IPO”) and, if the IPO is consummated, distribute our remaining interest to our stockholders through a spinoff, splitoff or a combination of these transactions sometime next year. We may not complete the IPO and related transactions, which are subject to, among other things, market conditions. In such case, we will have incurred significant expenses which we will be unable to recover, and for which we will not receive any benefit.

There is no assurance on what the market price of our common stock would be after the IPO. We cannot assure you that the IPO, if completed, will produce any increase for our stockholders in the market value of their holdings in FTI. In addition, the market price of our common stock could be volatile for several months after the IPO and related transactions and may continue to be more volatile than our common stock would have been if the IPO and related transactions had not occurred.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities. Information required by this Item has previously been provided in the Company’s Current Report on Form 8-K dated March 31, 2008 filed with the SEC on April 4, 2008.

As of June 3, 2008, the Company issued an additional 33,309 shares of common stock, par value $0.01, per share (the “Shares”) upon exercise of the put options granted in favor of the Company pursuant to the Put Agreement dated as of February 28, 2008, as amended, among the Company and three persons residing in Brazil, for cash consideration of approximately $54.33 per share (the value per share being based on the average closing price of one share of FTI’s common stock as reported on the NYSE for the five trading days prior to February 28, 2008). The Shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act and Regulation S promulgated by the SEC with respect to stock issuances to persons who are not citizens or residents of the U.S. in offshore transactions. We did not engage in general solicitation, advertising and directed selling efforts in connection with the offering of the Shares.

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the first quarter of 2008 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program(2)
April 1 through April 30, 2008	1	(1)	$63.49	—	$50,000
May 1 through May 31, 2008	1	(1)	63.07	—	$50,000
June 1 through June 30, 2008	1	(1)	59.26	—	$50,000

Total	3			—

(1)	Represents 3,185 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)	In October 2003, our Board of Directors initially approved a share repurchase program under which we are authorized to purchase shares of our common stock. From time to time since then, our Board has increased the amount of authorized share repurchases under the program. On February 25, 2008, our Board of Directors authorized up to $50.0 million of stock purchases through February 25, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2008 annual meeting of stockholders on June 10, 2008. At the 2008 annual meeting, our stockholders voted on the election of three Class III directors identified below. The terms of the Class I directors, Denis J. Callaghan, Matthew F. McHugh and Gary C. Wendt, and the Class II directors, Brenda J. Bacon, James W. Crownover, Dennis J. Shaughnessy and George P. Stamas, continued following the meeting and will expire at the annual meetings of stockholders to be held in 2009 and 2010, respectively. In addition to the election of the Class III directors, two additional proposals were submitted to a vote of our stockholders at the 2008 annual meeting. The Company also presented Proposal 2 to approve the addition of 1,000,000 shares of common stock of the Company to the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (the “2006 Plan”) and Proposal 3 to ratify the appointment of KPMG LLP to serve as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2008.

The election of the Class III directors and Proposal 3 to ratify the appointment of KPMG LLP to serve as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2008 were approved by stockholders at the 2008 annual meeting. Proposal 2 to approve the addition of 1,000,000 shares of common stock of the Company to the 2006 Plan was not approved by stockholders of the Company at the 2008 annual meeting.

The voting results on each of the three proposals submitted to stockholders at the 2008 annual meeting are presented below.

Proposal 1—Election of Three Class III Directors.

	Number of Votes

	For	Authority Withheld
Mark H. Berey	43,559,358	349,257
Jack B. Dunn, IV	43,301,711	606,904
Gerard E. Holthaus	41,203,681	2,704,934

Proposal 2—Approve the addition of 1,000,000 shares of common stock of the Company to the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan.

Number of Votes
For	Against	Abstain	Broker Non-Votes
15,746,357	23,866,546	201,167	4,094,545

Proposal 3—Ratify the appointment of KPMG LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Number of Votes

For	Against	Abstain
42,558,734	310,852	26,089

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 9, 2008, by and among FTI Consulting, Inc., Attenex Corporation, Ace Acquisition Corporation, and Richard B. Dodd and William McAleer, as the Shareholder Representatives. The Company will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request. (Filed with the SEC on June 12, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 9, 2008 and incorporated herein by reference.)

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.1*†	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors [Amended and Restated Effective as of May 14, 2008]

10.2*†	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008.

10.3*†	Form of Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008.

10.4*†	FTI Consulting, Inc. 2004 Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008].

10.5*†	Form of FTI Consulting, Inc. 2004 Long-Term Incentive Plan Incentive Stock Option Agreement.

10.6*†	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008]

10.7*†	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management or Director contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: August 7, 2008	by	/s/ CATHERINE M. FREEMAN
Catherine M. Freeman Senior Vice President and Chief Accounting Officer (principal accounting officer)