Form 10-Q
period 2008-09-30
FTI CONSULTING INC
filed 2008-11-06
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2008
Common stock, par value $0.01 per share	50,816,955

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$146,177	$360,463
Accounts receivable:
Billed receivables	264,203	190,900
Unbilled receivables	118,344	84,743
Allowance for doubtful accounts and unbilled services	(45,633)	(30,467)

Accounts receivable, net	336,914	245,176
Notes receivable	14,909	11,687
Prepaid expenses and other current assets	30,341	33,657
Deferred income taxes	15,038	10,544

Total current assets	543,379	661,527
Property and equipment, net of accumulated depreciation	76,395	67,843
Goodwill	1,114,241	940,878
Other intangible assets, net of amortization	199,429	84,673
Notes receivable, net of current portion	54,646	52,374
Other assets	57,432	51,329

Total assets	$2,045,522	$1,858,624

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable, accrued expenses and other	$61,399	$103,410
Accrued compensation	127,435	102,054
Current portion of long-term debt	152,069	157,772
Billings in excess of services provided	21,878	17,826

Total current liabilities	362,781	381,062
Long-term debt, net of current portion	416,390	415,653
Deferred income taxes	72,642	49,113
Other liabilities	47,778	40,546
Commitments and contingent liabilities (notes 8, 10, and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 50,762 (2008) and 48,979 (2007)	508	490
Additional paid-in capital	700,574	601,637
Retained earnings	455,300	361,058
Accumulated other comprehensive (loss) income	(10,451)	9,065

Total stockholders’ equity	1,145,931	972,250

Total liabilities and stockholders’ equity	$2,045,522	$1,858,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$325,497	$253,334	$970,269	$720,751

Operating expenses
Direct cost of revenues	174,514	139,131	535,201	396,661
Selling, general and administrative expense	91,508	63,007	241,853	185,275
Amortization of other intangible assets	5,664	2,293	13,019	7,778

	271,686	204,431	790,073	589,714

Operating income	53,811	48,903	180,196	131,037

Other income (expense)
Interest income	1,229	1,671	6,176	3,991
Interest expense and other	(9,163)	(12,297)	(29,631)	(33,998)
Litigation settlement (losses) gains, net	(275)	36	(711)	(872)

	(8,209)	(10,590)	(24,166)	(30,879)

Income before income tax provision	45,602	38,313	156,030	100,158
Income tax provision	18,059	15,330	61,788	38,831

Net income	$27,543	$22,983	$94,242	$61,327

Earnings per common share — basic	$0.56	$0.55	$1.92	$1.47

Earnings per common share — diluted	$0.51	$0.50	$1.76	$1.39

The accompanying notes are an integral part of these condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2008	48,979	$490	$601,637	$361,058	$9,065	$972,250
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $10,581	—	—	—	—	(19,571)	(19,571)
Unrealized gains on cash equivalents, net of taxes of $30	—	—	—	—	55	55
Net income	—	—	—	94,242	—	94,242

Total comprehensive income						74,726
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $5,877	460	5	16,055	—	—	16,060
Employee stock purchase plan	302	3	13,338	—	—	13,341
Restricted share grants, less net
settled shares of 16	295	3	(1,051)	—	—	(1,048)
Stock units issued under
incentive compensation plan	—	—	3,496	—	—	3,496
Business combinations	726	7	47,598	—	—	47,605
Share-based compensation	—	—	19,501	—	—	19,501

Balance, September 30, 2008	50,762	$508	$700,574	$455,300	$(10,451)	$1,145,931

The accompanying notes are an integral part of these condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$94,242	$61,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,099	13,744
Amortization of other intangible assets	13,019	7,778
Provision for doubtful accounts	13,107	7,125
Non-cash share-based compensation	21,392	16,499
Excess tax benefits from share-based compensation	(5,653)	(4,352)
Non-cash interest expense	2,269	2,386
Other	785	(451)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(81,898)	(97,971)
Notes receivable	(6,322)	(23,163)
Prepaid expenses and other assets	(8,319)	(1,785)
Accounts payable, accrued expenses and other	(941)	24,099
Accrued special charges	(3,441)	(8,076)
Income taxes	22,802	(2,083)
Accrued compensation	27,264	15,257
Billings in excess of services provided	1,279	1,511

Net cash provided by operating activities	108,684	11,845

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(315,638)	(25,164)
Purchases of property and equipment	(24,385)	(27,912)
Other	991	101

Net cash used in investing activities	(339,032)	(52,975)

Financing activities
Borrowings under revolving line of credit	—	25,000
Payments of revolving line of credit	—	(25,000)
Payments of short-term borrowings of acquired subsidiary	(2,275)	—
Payments of long-term debt	(7,511)	(149)
Purchase and retirement of common stock	—	(18,116)
Net issuance of common stock under equity compensation plans	22,476	24,830
Excess tax benefits from share-based compensation	5,653	4,352
Other	(171)	—

Net cash provided by financing activities	18,172	10,917

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	(2,110)	534

Net decrease in cash and cash equivalents	(214,286)	(29,679)
Cash and cash equivalents, beginning of period	360,463	91,923

Cash and cash equivalents, end of period	$146,177	$62,244

Supplemental cash flow disclosures
Cash paid for interest	$22,626	$22,956
Cash paid for income taxes, net of refunds	38,175	31,854
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	47,605	7,742
Issuance of stock units under incentive compensation plans	3,496	1,057
Issuance of notes payable as contingent consideration	506	8,096

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and under the rules and regulations of the Securities and Exchange Commission for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. You should not expect the results of operations for interim periods to necessarily be an indication of the results for a full year. You should read these financial statements in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

We have included an immaterial prior period reclassification in our Condensed Consolidated Statements of Cash Flows to reflect the twice yearly issuance of shares to employees under our Employee Stock Purchase Plan. The reclassification results in an increase in net cash provided by financing activities and a corresponding decrease in net cash provided by operating activities. The amount of this correction for the period ended September 30, 2007 is $9.6 million.

2. Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement 161, “Disclosures about Derivatives and Hedging Activities” (SFAS 161), which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), by requiring expanded disclosures about an entity’s derivative instruments and hedging activities for increased qualitative, quantitative and credit risk factors. As SFAS 161 only contains disclosure provisions, it will not impact our accounting for derivative transactions. SFAS 161 will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In April 2008, the FASB issued a final FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP FAS 142-3 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is not expected to have an impact on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in lower net income. Our 3  3/4% convertible senior subordinated notes due 2012 issued in August 2005 will be subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (APB 14), provided that no portion of the proceeds from the issuance of the instruments should be attributable to the conversion feature. Upon retroactive adoption of FSP APB 14-1 in 2009, interest expense for 2007 and 2008 will increase by $3.9 million and $4.2 million, respectively. This will result in an after tax reduction in diluted earnings per common share of approximately $0.05 in both 2007 and 2008. In

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

addition, the carrying amount of the 3  3/4% convertible senior notes will be retroactively adjusted to reflect a discount of $31.3 million on the date of issuance, with an offsetting increase in additional paid-in capital of $18.4 million and deferred tax liability of $12.9 million.

In June 2008, the FASB issued EITF 08-3, “Accounting by Lessees for Maintenance Deposits” (EITF 08-3). EITF 08-3 requires that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. This EITF is effective for fiscal years beginning after December 15, 2008 and should be initially applied by recording a cumulative-effect adjustment to opening retained earnings in the period prior to adoption. Early application is not permitted. EITF 08-3 is not expected to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (AICPA) and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

3. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method, and shares issuable upon conversion of our convertible senior subordinated notes (Notes) assuming the conversion premium was converted into common stock based on the average closing sale price per share of our stock during the period. The conversion feature of our Notes had a dilutive effect on our earnings per share in 2008 and 2007 because the average closing sale price per share of our common stock was $70.65 and $64.82 for the three and nine months ended September 30, 2008, respectively, and $46.98 and $38.16 for the three and nine months ended September 30, 2007, respectively, all of which were above the conversion price of the Notes of $31.25 per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator — basic and diluted
Net income	$27,543	$22,983	$94,242	$61,327

Denominator
Weighted average number of common shares outstanding — basic	49,541	41,992	49,009	41,690
Effect of dilutive stock options	1,747	1,565	1,677	1,129
Effect of dilutive convertible notes	2,676	1,607	2,485	869
Effect of dilutive restricted shares	496	431	469	336

	54,460	45,595	53,640	44,024

Earnings per common share — basic	$0.56	$0.55	$1.92	$1.47

Earnings per common share — diluted	$0.51	$0.50	$1.76	$1.39

Antidilutive stock options and restricted shares	515	326	367	1,596

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

4. Comprehensive Income

The following table sets forth the components of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$27,543	$22,983	$94,242	$61,327
Other comprehensive income, net of tax:
Cumulative translation adjustment	(20,282)	12,261	(19,571)	13,223
Unrealized gain on cash equivalents	—	—	55	—

Comprehensive income	$7,261	$35,244	$74,726	$74,550

5. Provision for Doubtful Accounts

The provision for doubtful accounts relates to our clients’ inability or unwillingness to make required payments, and is recorded within selling, general and administrative expense. The provisions for doubtful accounts were $4.5 million and $13.1 million for the three and nine months ended September 30, 2008 and $3.3 million and $7.1 million for the three and nine months ended September 30, 2007.

6. Research and Development Costs

Research and development costs related to software development charged to expense totaled $6.5 million and $12.6 million, respectively, for the three and nine months ended September 30, 2008 and $2.0 million and $5.2 million, respectively, for the three and nine months ended September 30, 2007. Research and development costs are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income in 2008. For the three and nine months ended September 30, 2007, $1.4 million and $3.6 million, respectively, of research and development expenses were classified as direct costs of revenue, and $0.6 million and $1.6 million, respectively, of research and development costs were classified as selling, general and administrative expenses. During the three months ended September 30, 2008, we reclassified $4.9 million of research and development costs that were originally recorded in direct cost of revenues in the first six months of 2008 to selling, general and administrative expenses.

7. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) as they relate to our financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.

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

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

The following table presents assets and liabilities measured at fair value at September 30, 2008.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments	$—	$3,675	$—	$3,675
Interest rate swaps	—	522	—	522

Total assets	$—	$4,197	$—	$4,197

Hedge adjustment on long-term debt	$—	$522	—	$522

Total liabilities	$—	$522	$—	$522

Short term investments are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. As of September 30, 2008 our short term investments were comprised of auction rate securities (ARS). These securities are classified as available for sale. Subsequent to the balance sheet date, all of our ARS were repurchased by the issuer at par value. There was no unrealized gain or loss associated with the ARS at the time of repurchase. As of September 30, 2008, the par value of these securities approximated the fair value.

The fair values of the interest rate swaps are based on a third party valuation which is driven by the present value of expected future cash flows using discount rates appropriate with the risks involved. We entered into interest rate swaps to hedge the risk of changes in fair value attributable to changes in market interest rates associated with $60 million of our 7  5/8% senior notes due 2013. These interest rate swaps qualify for hedge accounting using the short cut method under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, the changes in fair value of the interest rate swaps and the changes in the fair value of the hedged debt are assumed to be equal and offsetting and have no effect on our results of operations. The fair value adjustment related to the interest rate swap is included in other assets on the Condensed Consolidated Balance Sheet.

8. Acquisitions

During the third quarter of 2008, we completed two business combinations for a total acquisition cost of $93.9 million, consisting of cash and transaction costs.

During the second quarter of 2008, we completed two business combinations for a total acquisition cost of $160.2 million, consisting of $128.1 million of cash and transaction costs and 467,447 restricted shares of our common stock valued at $32.1 million.

During the first quarter of 2008, we completed seven business combinations for a total acquisition cost of $76.2 million, consisting of approximately $61.4 million of cash and transaction costs and 248,837 restricted shares of our common stock valued at approximately $14.8 million. The foregoing numbers include the impact of the exercise by FTI Consulting, Inc. (FTI) of a put option in the second quarter of 2008, granted in favor of FTI by three of the security holders of a company acquired by FTI in the first quarter of 2008. This transaction increased the number of restricted shares issued by 33,309.

Certain purchase agreements for these business combinations contain provisions that include contingent consideration payments based on the achievement of annual financial targets in each of the next five years.

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Contingent consideration is evaluated in accordance with the guidance prescribed in EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” EITF 95-8 details the factors or indicators that should be considered in evaluating whether an arrangement for contingent consideration based on earnings or other performance measures in future periods is, in substance, additional purchase price of the acquired enterprise or compensation for services, use of property or profit sharing. Contingent consideration payable in the future is generally considered additional purchase price and applied to goodwill when the outcome of the contingency is determinable beyond a reasonable doubt.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our per share price falls below a specified per share market value on the date the stock restrictions lapse. The future settlement of any contingency related to security price per share will be recorded as an adjustment to additional paid-in capital.

The business combinations consummated in 2008 were not deemed significant as outlined in Rule 3-05 of Regulation S-X; therefore, pro forma results have not been presented. Allocations of the initial purchase price of each acquisition have been made to the major categories of assets and liabilities. The excess of purchase price over the estimated values of the tangible and identifiable intangible assets is recorded as goodwill. Definite-lived acquired intangible assets are amortized on a straight-line basis over their applicable estimated useful lives.

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the nine months ended September 30, 2008, are as follows:

	Technology	Corporate Finance/ Restructuring	Economic Consulting	Strategic Communications	Forensic and Litigation Consulting	Total
Balance January 1, 2008	$37,590	$298,571	$181,669	$273,740	$149,308	$940,878
Goodwill acquired during the period	78,841	67,725	—	635	49,374	196,575
Contingent consideration	—	—	—	2,083	—	2,083
Net asset adjustments	—	—	—	(4,198)	—	(4,198)
FAS 109 deferred tax adjustment	—	(681)	—	—	—	(681)
Cumulative translation adjustment and other	(200)	—	—	(16,504)	(3,712)	(20,416)

Balance September 30, 2008	$116,231	$365,615	$181,669	$255,756	$194,970	$1,114,241

Other intangible assets with finite lives are amortized over their estimated applicable useful lives. For intangible assets with finite lives, we recorded amortization expense of $13.0 million for the nine months ended September 30, 2008 and $7.8 million for the nine months ended September 30, 2007. Based solely on the amortizable intangible assets recorded as of September 30, 2008, we estimate amortization expense to be $6.1 million during the remainder of 2008, $23.5 million in 2009, $21.3 million in 2010, $20.4 million in 2011, $19.7 million in 2012, $17.8 million in 2013, and $65.0 million in years after 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives or other relevant factors.

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

		September 30, 2008		December 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	3 to 15	$139,429	$18,281	$69,286	$11,402
Non-competition agreements	1 to 10	16,204	5,086	12,277	3,138
Software	5 to 6	37,700	4,667	4,400	2,493
Tradenames	1 to 5	10,060	1,608	1,432	167

		203,393	29,642	87,395	17,200
Unamortized intangible assets
Tradenames	Indefinite	25,678	—	14,478	—

		$229,071	$29,642	$101,873	$17,200

10. Long-term Debt

	September 30, 2008	December 31, 2007
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $522 — September 30, 2008 and $371 — December 31, 2007	$200,522	$200,371
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012	149,962	150,000
Notes payable to former shareholders of acquired business	1,214	7,720
Other	1,761	334

Total debt	568,459	573,425
Less current portion	152,069	157,772

Long-term debt, net of current portion	$416,390	$415,653

On October 15, 2007, the $150.0 million aggregate principal amount of the Notes due July 15, 2012 became convertible at the option of the holders and is currently convertible through January 15, 2009 as provided in the indenture covering the Notes. The Notes became convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2007, January 15, 2008, April 15, 2008, July 15, 2008 and October 15, 2008.

Upon surrendering any Note for conversion, in accordance with the indenture, the holder of such Note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the Note as defined in the indenture. The conversion feature results in a premium over the face amount of the Notes equal to the difference between our stock price as determined by the calculation set forth in the indenture and the conversion price per share of $31.25 times the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the Notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the indenture. Assuming conversion of the full $150.0 million principal amount of the Notes, for every $1.00 the market price per share of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature.

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Secured bank credit facility

On July 28, 2008, FTI and its guarantor subsidiaries entered into an amendment to the Credit Agreement governing our senior secured bank credit facility with the bank group lenders, effective as of June 30, 2008. The amendment changed certain provisions of the Credit Agreement to permit an increase of the principal amount of the loan commitments under the revolving credit facility of up to $25.0 million (for a maximum of $175.0 million) if existing or new lenders agree to provide increased commitments and to allow borrowings in foreign currencies, including the British Pound Sterling and Euro. On August 15, 2008, a commitment agreement was signed increasing the principal amount of the loan commitments to $175.0 million.

The amendment modified the requirements for permitted acquisitions with respect to the notice requirements and applicable financial covenants. The amendment also includes a number of technical modifications to the covenant restrictions intended to improve our ability to operate internationally. Specifically, the covenants related to investments were modified to allow any investment made prior to June 30, 2008, to permit investments in foreign subsidiaries by other foreign subsidiaries, to permit additional investments in foreign subsidiaries by FTI and its domestic subsidiaries in an amount outstanding at any one time of up to $30.0 million and to permit other investments in an amount up to $5.0 million. The covenant restrictions on liens were modified to allow liens granted by a foreign subsidiary to FTI or another subsidiary to secure indebtedness of such foreign subsidiary and to allow liens by a foreign subsidiary to secure indebtedness of up to $20.0 million. Restrictions on indebtedness were changed to allow borrowings by a foreign subsidiary not to exceed $20.0 million and guarantees of such borrowings. The restricted payment covenant was modified to allow each subsidiary to make restricted payments to the owners of their own capital stock. No borrowings were outstanding under the secured bank credit facility at September 30, 2008 or December 31, 2007.

11. Commitments and Contingencies

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

Special Termination Charges. During the third quarter of 2006, we recorded special termination charges totaling $22.1 million consisting of severance and other contractual employee related costs associated with reductions in workforce. As of December 31, 2007, the liability balance for the special termination charges was $4.8 million. During the nine months ended September 30, 2008, we made payments of approximately $3.4 million against this liability. As of September 30, 2008, the balance of the liability for special termination charges was $1.4 million and is included in accounts payable, accrued expenses and other on the Condensed Consolidated Balance Sheet.

Loss on Subleased Facilities. As of December 31, 2007, our liability for losses on abandoned and subleased facilities was $1.1 million. During the nine months ended September 30, 2008, we made payments of approximately $0.2 million against the liability. As of September 30, 2008, the balance in the liability for losses on abandoned and subleased facilities was $0.9 million and is included in other liabilities on the Condensed Consolidated Balance Sheet.

12. Share-Based Compensation

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in certain of FTI’s long-term incentive plans, subject to the discretion of the administrator of the plans. During the three months ended September 30, 2008, share-based awards included stock option grants of 78,000 shares and restricted stock awards of 119,323 shares. During the nine months ended September 30, 2008, share-based awards included stock option grants of 428,986 shares, stock unit grants of 54,331 shares and restricted stock awards of 311,650 shares.

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Total share-based compensation expense for the three and nine months ended September 30, 2008 and 2007 is detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2008	2007	2008	2007
Direct cost of revenues	$3,292	$2,241	$11,009	$5,995
Selling, general and administrative expense	3,928	3,224	10,383	10,504

Total share-based compensation expense	$7,220	$5,465	$21,392	$16,499

13. Income Taxes

We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within the next twelve months. As of September 30, 2008, there have been no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of September 30, 2008, our accrual for the payment of tax-related interest and penalties was not material.

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

14. Segment Reporting

We manage our business in five reportable operating segments: Technology, Corporate Finance/Restructuring, Economic Consulting, Strategic Communications and Forensic and Litigation Consulting.

Our Technology segment provides products, services and consulting to law firms, companies, courts and government entities worldwide with the principle business focus on the collection, preservation, review and production of electronically stored information. Our Corporate Finance/Restructuring segment provides consulting and advisory services relating to turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions (M&A), transaction advisory and interim management. Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with clear analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and internationally. Our Strategic Communications segment provides advice and consulting services related to financial communications, brand communications, public affairs and issues management, and business consulting. Our Forensic and Litigation Consulting segment provides an extensive range of services to assist clients in all phases of investigation and litigation, including pre-filing, discovery, trial preparation, expert testimony and other trial support services.

We evaluate the performance of our operating segments based on segment operating income before depreciation and amortization of intangible assets, plus non-operating litigation settlements, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

of revenues and selling, general and administrative expenses that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, facility, marketing and accounting costs. Although segment EBITDA is not a measure of financial condition or performance in accordance with GAAP, we use it to evaluate and compare the performance of our segments and it is one of the primary measures used to determine employee compensation. Inter-segment revenues and profits have been eliminated from the segment results.

The table below presents revenues and segment EBITDA for our reportable segments for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Technology	$55,385	$44,820	$168,195	$115,302
Corporate Finance/Restructuring	91,818	62,874	267,224	187,981
Economic Consulting	56,409	45,887	166,589	129,867
Strategic Communications	56,099	45,117	172,910	125,343
Forensic and Litigation Consulting	65,786	54,636	195,351	162,258

Total revenues	$325,497	$253,334	$970,269	$720,751

Segment EBITDA
Technology	$15,371	$18,579	$59,906	$43,364
Corporate Finance/Restructuring	25,463	17,670	76,997	49,259
Economic Consulting	15,751	12,142	43,054	36,309
Strategic Communications	13,205	11,753	42,312	32,679
Forensic and Litigation Consulting	14,932	14,543	45,305	41,912

Total segment EBITDA	$84,722	$74,687	$267,574	$203,523

The table below reconciles segment EBITDA to income before income tax provision.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment EBITDA	$84,722	$74,687	$267,574	$203,523
Segment depreciation expense	(5,403)	(4,129)	(14,885)	(10,365)
Amortization of intangible assets	(5,664)	(2,293)	(13,019)	(7,778)
Unallocated corporate expenses	(19,894)	(19,364)	(59,960)	(55,062)
Corporate litigation settlement (losses) gains	(225)	38	(225)	(153)
Interest income, expense and other, net	(7,934)	(10,626)	(23,455)	(30,007)

Income before income tax provision	$45,602	$38,313	$156,030	$100,158

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

15. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our senior notes and our convertible notes. The guarantees are full and unconditional and joint and several. All of our guarantors are wholly-owned subsidiaries.

The following financial information presents condensed consolidating balance sheets, income statements and statements of cash flows for FTI, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of September 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$91,290	$10,151	$44,736	$—	$146,177
Accounts receivable, net	102,393	182,086	52,435	—	336,914
Intercompany receivables	11,694	169,099	62,301	(243,094)	—
Other current assets	35,962	27,015	7,451	(10,140)	60,288

Total current assets	241,339	388,351	166,923	(253,234)	543,379
Property and equipment, net	43,357	22,876	10,162	—	76,395
Goodwill	414,208	477,117	222,916	—	1,114,241
Other intangible assets, net	4,565	140,824	54,040	—	199,429
Investments in subsidiaries	1,185,886	787,579	866,114	(2,839,579)	—
Other assets	61,409	171,030	6,824	(127,185)	112,078

Total assets	$1,950,764	$1,987,777	$1,326,979	$(3,219,998)	$2,045,522

Liabilities
Intercompany payables	$119,990	$62,411	$60,693	$(243,094)	$—
Other current liabilities	189,813	138,778	44,330	(10,140)	362,781

Total current liabilities	309,803	201,189	105,023	(253,234)	362,781
Long-term debt, net	415,522	868	—	—	416,390
Other liabilities	79,508	36,812	131,285	(127,185)	120,420

Total liabilities	804,833	238,869	236,308	(380,419)	899,591
Stockholders’ equity	1,145,931	1,748,908	1,090,671	(2,839,579)	1,145,931

Total liabilities and stockholders’ equity	$1,950,764	$1,987,777	$1,326,979	$(3,219,998)	$2,045,522

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

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidated Income Statement for the Three Months Ended September 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$46,295	$363,487	$60,070	$(144,355)	$325,497
Operating expenses
Direct cost of revenues	35,070	246,343	36,367	(143,266)	174,514
Selling, general and administrative expense	24,099	53,982	14,516	(1,089)	91,508
Amortization of other intangible assets	281	3,992	1,391	—	5,664

Operating income	(13,155)	59,170	7,796	—	53,811
Other income (expense)	(10,032)	2,429	(606)	—	(8,209)

Income before income tax provision	(23,187)	61,599	7,190	—	45,602
Income tax (benefit) provision	(10,190)	26,873	1,376	—	18,059
Equity in net earnings of subsidiaries	40,540	5,815	2,652	(49,007)	—

Net income	$27,543	$40,541	$8,466	$(49,007)	$27,543

Condensed Consolidated Income Statement for the Three Months Ended September 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$134,774	$181,049	$41,218	$(103,707)	$253,334
Operating expenses
Direct cost of revenues	74,044	142,176	25,245	(102,334)	139,131
Selling, general and administrative expense	46,706	10,460	7,214	(1,373)	63,007
Amortization of other intangible assets	429	902	962	—	2,293

Operating income	13,595	27,511	7,797	—	48,903
Other income (expense)	(10,986)	(170)	566	—	(10,590)

Income before income tax provision	2,609	27,341	8,363	—	38,313
Income tax provision (benefit)	3,469	13,280	(1,419)	—	15,330
Equity in net earnings of subsidiaries	23,843	9,930	2,365	(36,138)	—

Net income	$22,983	$23,991	$12,147	$(36,138)	$22,983

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidated Income Statement for the Nine Months Ended September 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$366,873	$840,071	$182,569	$(419,244)	$970,269
Operating expenses
Direct cost of revenues	206,040	640,015	105,837	(416,691)	535,201
Selling, general and administrative expense	123,937	84,511	35,958	(2,553)	241,853
Amortization of other intangible assets	844	8,191	3,984	—	13,019

Operating income	36,052	107,354	36,790	—	180,196
Other income (expense)	(26,759)	6,174	(3,581)	—	(24,166)

Income before income tax provision	9,293	113,528	33,209	—	156,030
Income tax provision	4,069	49,718	8,001	—	61,788
Equity in net earnings of subsidiaries	89,018	25,208	8,213	(122,439)	—

Net income	$94,242	$89,018	$33,421	$(122,439)	$94,242

Condensed Consolidated Income Statement for the Nine Months Ended September 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$396,135	$515,473	$113,483	$(304,340)	$720,751
Operating expenses
Direct cost of revenues	222,927	416,215	60,486	(302,967)	396,661
Selling, general and administrative expense	129,861	29,652	27,135	(1,373)	185,275
Amortization of other intangible assets	1,285	3,875	2,618	—	7,778

Operating income	42,062	65,731	23,244	—	131,037
Other income (expense)	(31,576)	(801)	1,498	—	(30,879)

Income before income tax provision	10,486	64,930	24,742	—	100,158
Income tax provision	4,525	28,002	6,304	—	38,831
Equity in net earnings of subsidiaries	55,366	17,120	5,790	(78,276)	—

Net income	$61,327	$54,048	$24,228	$(78,276)	$61,327

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$13,888	$56,124	$38,672	$108,684
Investing activities
Payments for acquisition of businesses, net of cash received	(306,284)	(3,860)	(5,494)	(315,638)
Purchases of property and equipment and other	(10,919)	(7,451)	(5,024)	(23,394)

Net cash used in investing activities	(317,203)	(11,311)	(10,518)	(339,032)

Financing activities
Payment of short-term borrowings of acquired subsidiary	—	(2,275)	—	(2,275)
Payment of long-term debt	(7,180)	(331)	—	(7,511)
Issuance of common stock and other	22,305	—	—	22,305
Excess tax benefits from share based equity	5,653	—	—	5,653
Intercompany transfers	45,267	(33,329)	(11,938)	—

Net cash provided by (used in) financing activities	66,045	(35,935)	(11,938)	18,172

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	55	—	(2,165)	(2,110)

Net (decrease) increase in cash and cash equivalents	(237,215)	8,878	14,051	(214,286)
Cash and cash equivalents, beginning of period	328,505	1,273	30,685	360,463

Cash and cash equivalents, end of period	$91,290	$10,151	$44,736	$146,177

Notes to Condensed Consolidated Financial Statements, Continued

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$4,691	$7,477	$(323)	$11,845
Investing activities
Payments for acquisition of businesses, net of cash received	(25,264)	11	89	(25,164)
Purchases of property and equipment and other	(21,837)	(1,988)	(3,986)	(27,811)

Net cash used in investing activities	(47,101)	(1,977)	(3,897)	(52,975)

Financing activities
Capital contributions	(500)	—	500	—
Purchase and retirement of common stock	(18,116)	—	—	(18,116)
Issuance of common stock and other	24,681	—	—	24,681
Excess tax benefits from share based equity	4,352	—	—	4,352
Intercompany transfers	2,703	(8,556)	5,853	—

Net cash provided by (used in) financing activities	13,120	(8,556)	6,353	10,917

Effect of exchange rate changes on cash and cash equivalents	—	—	534	534

Net (decrease) increase in cash and cash equivalents	(29,290)	(3,056)	2,667	(29,679)
Cash and cash equivalents, beginning of period	70,010	3,592	18,321	91,923

Cash and cash equivalents, end of period	$40,720	$536	$20,988	$62,244

16. Subsequent Events

Due to the unprecedented decline and instability of the equity capital markets, the Company will delay its filing for an initial public offering (“IPO”) of its Technology business until some time in 2009, market conditions permitting. The Company will continue to evaluate the advisability and the timing of filing of an IPO and the timing of the previously announced spin-off or split-off of that business over the upcoming months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION AND OVERVIEW

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three month and nine month periods ended September 30, 2008 and 2007 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2007. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

BUSINESS OVERVIEW

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. Our experienced teams of professionals, many of whom are widely recognized as experts in their fields, provide high caliber consulting and other services to a broad range of clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs. We operate through five business segments: Technology, Corporate Finance/Restructuring, Economic Consulting, Strategic Communications and Forensic and Litigation Consulting.

Our Technology segment provides products, services and consulting to law firms, companies, courts and government entities worldwide. We assist with internal investigations, regulatory investigations, early case assessment, litigation and joint defense, antitrust and competition investigations, including “Second Requests” under the Hart Scott Rodino Antitrust Improvements Act of 1976, and knowledge management for critical corporate information. We provide a comprehensive suite of application tools and related services to help clients locate and produce electronically stored information (“ESI”), including e-mail, computer files, voicemail, instant messaging, and financial and transactional data. Our services also help to identify, convert, categorize and produce relevant hard copy documents into electronically searchable format. We have the capacity to identify, analyze, process and present potentially relevant electronic information for interested parties, and ultimately manage the presentation of information to our clients. Our proprietary Ringtail® and Attenex® technology platforms are used to provide litigation support and knowledge management. Our Ringtail® technology is designed to ensure quality, reduce risk, increase productivity and improve cost effectiveness in the review, preparation and production of large amounts of ESI. Our Attenex® Patterns® E-discovery Software offers improvement in document review throughput compared to linear review tools. The suites application, Attenex® Patterns® Document Mapper™, incorporates patented document clustering and information visualization capabilities to increase reviewer productivity and reduce overall costs associated with attorney document review. The Attenex® platform provides the performance, reliability and defensibility required to successfully deliver relevant information during time-sensitive and complex discovery projects that range from a single e-mail inbox to multi-terabyte matters.

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, private equity sponsors, banks, lenders and other financing sources, law firms and other parties-in-interest. We advise on a wide range of areas, including restructuring, bankruptcy, claims management, mergers and acquisitions (M&A), post-acquisition integration, valuations, tax issues and performance improvement. We also provide expert witness testimony, bankruptcy and insolvency litigation support and trustee and examiner services. We have particular expertise in the automotive, chemicals, communications, media and entertainment, energy and utilities, healthcare, real estate, financial services and retail industries. In addition, our real estate practice provides dedicated consulting services to the real estate and finance industry including complex financial analysis and transaction structuring, tax planning and compliance, M&A, due diligence, IPO advisory, valuations, corporate strategy and executive compensation.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with clear analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and internationally. We deliver sophisticated economic analysis and modeling of issues arising in M&A, complex antitrust and competition investigations and litigation, commercial disputes, regulatory proceedings and securities litigation. Our statistical and economic experts help our clients analyze complex economic issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business. We have deep industry experience in such areas as commercial and investment banking, telecommunications, energy, transportation, healthcare, IT/Internet and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex derivatives), competitive effects and intellectual property disputes. They also provide analyses and advice relating to antitrust and competition cases, regulatory proceedings and business valuations.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)
Revenues	$325,497	$253,334	$970,269	$720,751
Operating income	$53,811	$48,903	$180,196	$131,037
Net income	$27,543	$22,983	$94,242	$61,327
Earnings per common share — diluted	$0.51	$0.50	$1.76	$1.39
EBITDA (1)	$66,013	$56,592	$211,603	$151,687
Total number of employees at September 30,	3,405	2,373	3,405	2,373

(1)	We define EBITDA as operating income before depreciation and amortization of intangible assets plus non –operating litigation settlements. Although EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we believe that it can be a useful operating performance measure for evaluating our results of operation as compared from period to period and as compared to our competitors. EBITDA is a common alternative performance measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies within our industry. We use EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee bonuses. We also use EBITDA to value the businesses we acquire or anticipate acquiring. EBITDA is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. This non-GAAP measure should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income.

Third Quarter 2008 Executive Highlights

Revenue for the three-months ended September 30, 2008 increased 28.5% to $325.5 million, compared to $253.3 million in the prior year. The Company grew its revenue both organically and through acquisitions with each contributing approximately half of the quarter over quarter revenue growth. Acquisitions benefited Corporate Finance/Restructuring, Forensic and Litigation Consulting, Technology and Strategic Communications.

While the issues surrounding the global credit crisis continued to drive demand for FTI’s services, the unprecedented circumstances in the quarter, notably the precipitous decline in worldwide equity markets, significantly reduced availability of credit, deteriorating economic conditions and the bankruptcy of a number of clients in the financial services sector combined to cause revenue to fall below expectations in the period. Nevertheless, strong activity related to restructuring, crisis management and strategic M&A compensated for a soft environment for spending on litigation and a dramatically decreased level of capital markets activity to drive organic revenue growth of 13.6% in the quarter. Acquisitions made over the past year contributed the balance of the revenue growth.

The organic quarter over quarter revenue growth was led by the Corporate Finance/Restructuring and Economic Consulting segments, both of which are benefiting directly and indirectly from the current economic and financial challenges. The Corporate Finance/Restructuring segment continued to be active in restructuring assignments in industries being impacted by the global credit crisis such as financial services, retail, automotive and the homebuilding/real estate/construction markets. Segment growth was also impacted by increased revenue from our UK restructuring practice, which has gained greater market acceptance, increased headcount and expanded its range of offerings to meet demand for its services. Economic Consulting saw continuing demand for strategic M&A consulting, increasing demand for stockholder class actions and other economic engagements arising out of the turmoil in the financial markets, and continuing demand for traditional antitrust litigation in areas such as price fixing and other types of collusive behavior.

EBITDA in the quarter increased 16.6% to $66.0 million, equal to 20.3% of revenue, compared to $56.6 million, or 22.3% of revenue, in the same period last year. The margin decrease was primarily the result of significantly lower margins in the Technology and Forensic and Litigation Consulting segments, partially offset by higher margins of the Economic Consulting segment.

Net income was $27.5 million, or $0.51 per diluted share, up from $23.0 million, or $0.50 per diluted share, in the prior year. Included in the calculation of EPS was an increase in the weighted average share count of 8.9 million, or 19.4%, reflecting shares issued in the Secondary public offering in the fourth quarter of 2007, exercise of stock options, shares issued for acquisitions and increases in the dilution adjustments for the company’s convertible notes and options.

Operational Highlights

Our Strategic Communications segment which generates revenues from capital market communications services, such as initial public offering and M&A communication, and our Forensic and Litigation Consulting segment which relies on litigation and regulatory investigations and proceedings, were negatively impacted by lower demand for their services during the third quarter. Our Strategic Communications segment was able to increase its financial crisis management assignments to offset a portion of the reduced capital markets and M&A activity compared to the same period last year. That segment also benefited from contributions from businesses acquired over the past year to broaden its service offerings and enhance its ability to support clients on a global basis. Organic growth in Forensic and Litigation Consulting was constrained by less litigation, which we believe is due to economic conditions and by fewer regulatory investigations primarily due to the political calendar.

The Technology segment experienced improved demand for computer forensic services on a domestic basis which was offset by lower demand from the international marketplace. Overall growth slowed compared to prior periods also due to less demand for M&A driven technology processing and consulting in the quarter, we believe primarily as a result of the economic downturn, and a decrease in certain types of investigative and securities related projects. Profitability in the segment was adversely impacted by an increase in market competition and the discounting of unit based pricing on a global basis as a result of competition and the market’s demand for increasing efficiency for large scale matters in the management, processing, review and production of electronically stored information (ESI). Profitability was also negatively impacted by increased investment in research and development (R&D) by the Technology segment to accelerate new product introductions.

The Company furthered its strategy of making acquisitions that broaden its ability to serve its clients. During the quarter the Company completed the acquisition of Attenex Corporation, a leading eDiscovery software provider, to enhance the Technology segment’s proprietary technology and strengthen its position in the market for ESI solutions. In addition, the Company acquired Kinesis Marketing, a strategic online communications firm, to strengthen the interactive capabilities of the Strategic Communications segment.

Due to the unprecedented decline and instability of the equity capital markets, the Company will delay its filing for an initial public offering (“IPO”) of its Technology business until some time in 2009, market conditions permitting. The Company will continue to evaluate the advisability and the timing of filing of an IPO and the timing of the previously announced spin-off or split-off of that business over the upcoming months.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenues
Technology	$55,385	$44,820	$168,195	$115,302
Corporate Finance/Restructuring	91,818	62,874	267,224	187,981
Economic Consulting	56,409	45,887	166,589	129,867
Strategic Communications	56,099	45,117	172,910	125,343
Forensic and Litigation Consulting	65,786	54,636	195,351	162,258

Total revenues	$325,497	$253,334	$970,269	$720,751

Operating income
Technology	$10,519	$16,424	$49,656	$37,752
Corporate Finance/Restructuring	23,904	17,186	72,745	48,576
Economic Consulting	14,798	11,076	40,096	32,154
Strategic Communications	10,963	10,188	36,341	28,627
Forensic and Litigation Consulting	13,521	13,393	41,318	38,990

Segment operating income	73,705	68,267	240,156	186,099
Unallocated corporate expenses	(19,894)	(19,364)	(59,960)	(55,062)

Operating income	53,811	48,903	180,196	131,037

Other income (expense)
Interest income	1,229	1,671	6,176	3,991
Interest expense and other	(9,163)	(12,297)	(29,631)	(33,998)
Litigation settlement (losses) gains, net	(275)	36	(711)	(872)

	(8,209)	(10,590)	(24,166)	(30,879)

Income before income tax provision	45,602	38,313	156,030	100,158
Income tax provision	18,059	15,330	61,788	38,831

Net income	$27,543	$22,983	$94,242	$61,327

Earnings per common share — basic	$0.56	$0.55	$1.92	$1.47

Earnings per common share — diluted	$0.51	$0.50	$1.76	$1.39

RECONCILIATION OF OPERATING INCOME TO EBITDA

We define EBITDA as operating income before depreciation and amortization of intangible assets plus non-operating litigation settlements. Although EBITDA is not a measure of financial condition or performance determined in accordance with GAAP we believe that it can be a useful operating performance measure for evaluating our results of operation as compared from period to period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee bonuses. We also use EBITDA to value the businesses we acquire or anticipate acquiring. EBITDA is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. This non-GAAP measure should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income. The following table provides a reconciliation of operating income to EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Operating income	$53,811	$48,903	$180,196	$131,037
Depreciation	6,813	5,360	19,099	13,744
Amortization of other intangible assets	5,664	2,293	13,019	7,778
Litigation settlement (losses) gains, net	(275)	36	(711)	(872)

EBITDA	$66,013	$56,592	$211,603	$151,687

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Revenues increased $72.2 million or 28.5%, to $325.5 million for the three months ended September 30, 2008 from $253.3 million for the three months ended September 30, 2007. Excluding the estimated impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, the revenue increase would have been approximately 29.3%. Organic revenue growth was approximately $34.4 million, or 13.6%, while revenue growth from acquisitions was approximately $37.8 million, or 14.9%. While revenue increased in all operating segments, the primary drivers of organic revenue growth were increases in consulting revenue in our Corporate Finance/Restructuring and Economic Consulting segments. See “Segment Results” for an expanded discussion of segment revenues.

Operating Income

Operating income for the three months ended September 30, 2008 increased $4.9 million, or 10.0%, as compared to the three months ended September 30, 2007. Operating income as a percentage of revenue was largely impacted by increased research and development expenses related to growth and investment in the Technology segment and increased amortization cost related to our 2008 acquisitions. Organic growth was approximately $1.2 million, or 2.4%, while operating income growth from acquisitions was approximately $3.7 million, or 7.6%. Higher operating income in our Corporate Finance/Restructuring and Economic segments was the primary driver of the growth. The operating income of the Technology segment declined relative to 2007 due to higher intangible asset amortization related to acquisitions and growth in selling, general and administrative expenses. See “Segment Results” for an expanded discussion of segment operating results.

Unallocated corporate expenses for the three months ended September 30, 2008 increased by $0.5 million to $19.9 million as compared to $19.4 million for the three months ended September 30, 2007, primarily due to an increase in salaries and overhead costs attributable to the hiring of additional corporate employees to support our growing organization and expenses associated with the proposed IPO transaction, offset by the net change in certain variable compensation plans.

Other Income (Expense)

Interest expense and other decreased approximately $3.1 million for the three months ended September 30, 2008 to $9.2 million as compared $12.3 million for the three months ended September 30, 2007 primarily due to a net $1.7 million foreign exchange gain related to the re-measurement of our foreign currency denominated debt and intercompany balances, the favorable impact of lower market rates on our interest rate hedge contracts and lower debt balances.

Income Tax Provision

Our effective tax rate for the three months ended September 30, 2008 decreased to 39.6% from 40.0% for the three months ended September 30, 2007. The decrease was primarily due to a decrease in non-deductible expenses as a percentage of pre-tax income.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Revenues

Revenues for the nine months ended September 30, 2008 increased $249.5 million or 34.6%, to $970.3 million from $720.8 million for the nine months ended September 30, 2007. Organic revenue growth was approximately $161.2 million or 22.4%, while revenue growth from acquisitions was approximately $88.3 million or 12.2%. While revenue increased in all operating segments, the primary drivers of organic revenue growth were the increased revenues generated by our Corporate Finance/Restructuring segment, Technology and Economic Consulting segments. The growth in Corporate Finance/Restructuring revenue was attributable to increased consulting revenue from restructuring services in 2008. Technology revenue growth was attributable to growth in unit based revenue from several large ongoing product liability engagements. Economic Consulting revenue growth was primarily attributable to growth in consulting income reflecting additional headcount and higher rates in 2008. See “Segment Results” for an expanded discussion of segment revenues.

Operating Income

Operating income for the nine months ended September 30, 2008 increased $49.2 million, or 37.5%, to $180.2 million from $131.0 million for the nine months ended September 30, 2007. Organic growth was approximately $35.2 million or 26.8%, while operating income from acquisitions was approximately $14.0 million or 10.7%. While the operating income of all segments improved, higher operating income in our Corporate Finance/Restructuring and Technology segments was the primary driver of the growth. See “Segment Results” for an expanded discussion of segment operating results.

Unallocated corporate expenses for the nine months ended September 30, 2008 increased by $4.9 million to $60.0 million as compared to $55.1 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in salaries and overhead expenses attributable to the hiring of additional corporate employees in 2008 to support our growing organization and expenses associated with the proposed IPO transaction in 2008, partially offset by lower legal fees associated with the completion of a tax restructuring initiative in the fourth quarter of 2007.

Other Income (Expense)

Interest income for the nine months ended September 30, 2008 increased $2.2 million to $6.2 million as compared to $4.0 million for the nine months ended September 30, 2007 due to the investment of excess cash in the first half of 2008 from our public stock offering that closed in the fourth quarter of 2007. Interest expense and other expense decreased $4.4 million in 2008 to $29.6 million as compared to $34.0 million in 2007 primarily due to a net foreign currency exchange gain of $2.0 million largely related to the weakening of the British pound relative to the U.S. dollar, the favorable impact of lower market rates on our interest rate hedge contracts and lower debt balances.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2008 increased to 39.6% from 38.8 % for the nine months ended September 30, 2007. The increase in the rate is primarily due to a non-recurring benefit that was recognized in 2007 related to a change in our international tax structure that reduced the amount of foreign earnings that will be subject to U.S. federal income tax.

SEGMENT RESULTS

We evaluate the performance of our operating segments based on segment operating income before depreciation and amortization of intangible assets plus non-operating litigation settlements, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative expenses that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, facility, marketing and accounting costs. Although segment EBITDA is not a measure of financial condition or performance in accordance with generally accepted accounting principles, we use it to evaluate and compare the performance of our segments and it is one of the primary measures used to determine employee incentive compensation. The following table reconciles segment operating income to segment EBITDA at September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Segment operating income	$73,705	$68,267	$240,156	$186,099
Depreciation	5,403	4,129	14,885	10,365
Amortization of other intangible assets	5,664	2,293	13,019	7,778
Litigation settlement losses	(50)	(2)	(486)	(719)

Total segment EBITDA	$84,722	$74,687	$267,574	$203,523

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

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Revenues	$55,385	$44,820	$168,195	$115,302

Operating expenses:
Direct cost of revenues	16,755	19,034	67,394	53,803
Selling, general and administrative expenses	26,011	9,039	48,220	22,790
Amortization of other intangible assets	2,100	323	2,925	957

	44,866	28,396	118,539	77,550

Segment operating income	10,519	16,424	49,656	37,752
Litigation settlement losses	—	—	(235)	—
Add back: depreciation and amortization of intangible assets	4,852	2,155	10,485	5,612

Segment EBITDA	$15,371	$18,579	$59,906	$43,364

Gross profit margin (1)	69.7%	57.5%	59.9%	53.3%
Segment EBITDA as a percent of revenues	27.8%	41.5%	35.6%	37.6%
Number of revenue generating professionals (at period end)	498	318	498	318

(1)	Revenues net of direct costs, as a percentage of revenues.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

A number of factors affect the demand for our Technology services including the number of large complex litigations, class action proceedings, M&A activity and governmental and internal investigations. Accelerated and wide-scale market forces, competition, and increased price sensitivity of certain consulting offerings, processing, hosting and fees continue to impact demand. During the third quarter, we experienced improved demand for computer forensic services in the U.S. with offsetting softness in the international marketplace driving a continued shift or relocation of resources to other high demand areas of the segment. We experienced softness in demand for M&A related technology processing services and consulting services in the third quarter of 2008 primarily as a result of the general economic downturn and a decrease in certain types of investigative and fact finding projects. The market’s demand for increased efficiency in large scale management, processing, review and production of electronically stored information (ESI) and increased competition has resulted in lower unit based pricing on a global basis, which also adversely impacts revenues and operating income of the Technology segment.

Revenues increased $10.6 million, or 23.6%, in 2008 for the three months ended September 30, 2008 as compared to the same period of 2007. Revenue growth from acquisitions was approximately $8.6 million, or 19.2%. Organic revenue growth was approximately $2.0 million, or 4.4%. Organic revenues generated from unit-based and other sales in our software as-a-service (“SaaS”) business increased approximately $5.2 million while organic revenues related to our consulting services decreased approximately $2.6 million. Unit-based revenue is defined as revenue from services that are billed on a per item, per page or some other unit based method and includes revenue from data processing and storage, software usage and software licensing. Unit-based revenue growth was primarily attributable to ongoing revenue from several large product liability engagements. Unit-based revenue was also impacted by an increasingly competitive environment for new SaaS business. The resulting competitive pricing partially offset revenue growth from our larger ongoing engagements.

Our gross profit margin was 69.7% for the three months ended September 30, 2008 as compared to 57.5% for the three months ended September 30, 2007. In the third quarter of 2008 we reclassified $4.9 million of salaries and other benefits associated with research and development activities in the first half of 2008 from direct costs to selling, general and administrative expenses. In the third quarter of 2007, approximately

$1.4 million of research and development expenses were included in direct costs. If the two periods were presented on a comparable basis, our gross profit margins for the third quarter of 2008 and the third quarter of 2007 would have been 60.8% and 60.7%, respectively.

Selling, general and administrative expenses increased $17.0 million in 2008 compared to 2007. Approximately $10.8 million of this increase relates to higher research and development (R&D) expense, with $4.9 million related to a reclassification in the third quarter of R&D costs incurred in the first half of the year, but previously included in direct costs. In addition, $2.7 million related to R&D of Attenex, acquired in the quarter, and $3.2 million was associated with the continued development of our existing Ringtail legal and complimentary products. In the prior year, we incurred approximately $2.0 million of R&D expense, of which $1.4 million is included in direct costs for the three months ending September 30, 2007.

Additionally, non-R&D related selling, general and administrative expenses increased by $6.2 million, with approximately half related to current year acquisitions and the remainder due to higher investment in customer support, marketing and sales, human resources and finance functions to accommodate a growing domestic and international customer base.

Segment EBITDA decreased $3.2 million, or 17.3%, in the third quarter of 2008 as compared to the same period of 2007. Segment EBITDA as a percent of revenue was 27.8% in 2008 as compared to 41.5% in 2007. An increase in organic selling, general and administrative expenses as a percent of revenues and research and development expenses acquired in connection with acquisitions resulted in a decrease in the segment EBITDA margin.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Revenues increased $52.9 million, or 45.9%, in 2008 as compared to 2007. Acquisition growth was approximately $14.6, million or 12.6%. Organic revenue growth was approximately $38.3 million, or 33.3%. Organic revenue generated from unit-based and other sales in our SaaS business increased approximately $37.8 million while organic revenues related to our consulting services increased approximately $1.5 million. Unit-based revenue and consulting revenue growth was primarily attributable to revenue from several large product liability engagements. Offsetting these revenue increases was a decrease in other fee revenue and pass through costs of approximately $1.0 million.

Our gross profit margin was 59.9% in 2008 as compared to 53.3% in 2007. In 2008, $12.6 million of research and development expense was included in selling, general and administrative expenses. In 2007, approximately $3.6 million of research and development expenses were included in direct costs. If the two periods were presented on a comparable basis our gross profit margins for 2008 and 2007 would have been 59.9% and 56.4%, respectively. The increase in gross profit margin in 2008 was due to a higher percentage of our revenue coming from unit-based sales, which yield higher gross profit margins than our hourly consulting revenues and the reclassification of research and development expenses.

Selling, general and administrative expenses increased $25.4 million in 2008 compared to 2007. Approximately $10.9 million of this increase relates to higher R&D expense, of which $2.7 million relates to R&D of Attenex, acquired in the third quarter of 2008, and $8.2 million is associated with the continued development of our existing Ringtail products. In the prior year, the Company incurred approximately $5.2 million of R&D expense, of which $3.6 million is included in direct costs for the nine months ending September 30, 2007.

Additionally, non-R&D related selling, general and administrative expenses increased by $14.5 million, with $4.3 million related to current year acquisitions and the remainder due to higher investment in customer support, marketing and sales, human resource and finance functions to accommodate a growing domestic and international customer base.

Segment EBITDA increased $16.5 million, or 38.1%, in 2008 as compared to 2007 due to revenue growth at improved gross profit margins offset by higher selling, general and administrative expenses due to the reclassification of research and development expenses in the third quarter of 2008. Segment EBITDA as a percent of revenue was 35.6% in 2008 as compared to 37.6% in 2007. An increase in selling general and administrative expenses as a percent of revenues resulted in a decrease in the segment EBITDA margin.

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except rate per hour)
Revenues	$91,818	$62,874	$267,224	$187,981

Operating expenses:
Direct cost of revenues	52,797	35,976	151,305	108,970
Selling, general and administrative expense	14,251	9,671	40,802	30,313
Amortization of other intangible assets	866	41	2,372	122

	67,914	45,688	194,479	139,405

Segment operating income	23,904	17,186	72,745	48,576
Litigation settlement losses	—	—	—	(537)
Add back: depreciation and amortization of intangible assets	1,559	484	4,252	1,220

Segment EBITDA	$25,463	$17,670	$76,997	$49,259

Gross profit margin (1)	42.5%	42.8%	43.4%	42.0%
Segment EBITDA as a percent of revenues	27.7%	28.1%	28.8%	26.2%
Number of revenue generating professionals (at period end)	646	376	646	376
Utilization rates of billable professionals	72%	76%	76%	80%
Average billable rate per hour	$438	$406	$447	$420

(1)	Revenues net of direct costs, as a percentage of revenues.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

A number of factors affect the demand for our Corporate Finance/Restructuring services including general economic conditions, the availability of credit, leverage levels, lending activity, over-expansion of businesses, competition, M&A activity and management crises. The demand for our restructuring services has been strong in 2008 due to continued instability in the sub-prime mortgage, monoline insurers, financial institution and housing related markets.

Total revenues increased $28.9 million, or 46.0%, in 2008 in the third quarter of 2008 as compared to the same period of 2007. Acquisitions added $10.9 million in revenues for the quarter. The remaining $18.0 million in organic revenue growth was primarily due to increased demand for U.S. and UK restructuring consulting and price increases that went into effect in the first quarter of 2008.

Our gross profit margin decreased slightly in the third quarter of 2008 as compared to the same period of 2007. The benefit of more favorable pricing in 2008 was offset by declining utilization due to a slow down in transaction advisory consulting and the integration of additional revenue generating professionals to support business growth in 2008.

Selling, general and administrative costs increased $4.6 million, or 47.4%, in the third quarter of 2008 as compared to the same period of 2007. Acquisitions added $2.4 million in selling, general and administrative expenses. Excluding the impact of acquisitions, selling, general and administrative expenses increased $2.2 million primarily due to an increase in business development and other overhead costs in support of business growth.

Segment EBITDA increased $7.8 million, or 44.1%, in the third quarter of 2008 as compared to the same period of 2007. Acquisitions accounted for $2.3 million of the increase. The remaining $5.5 million increase was primarily due to organic revenue growth in the third quarter of 2008. Segment EBITDA as a percent of revenue decreased to 27.7% in the third quarter of 2008 from 28.1% in the same period of 2007. The slight decrease in the segment EBITDA margin to 27.7% was driven by lower margins on acquired businesses.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Total revenues increased $79.2 million, or 42.2%, in 2008 as compared to 2007. Acquisitions added $23.8 million in revenues. The remaining $55.4 million in organic revenue growth was primarily due to restructuring consulting engagements in both the U.S. and UK.

Our gross profit margin improved by 1.4 percentage points in 2008 as compared to 2007. The improvement in our gross profit margin was primarily due to more favorable pricing in 2008 partially offset by lower utilization due to a slowdown in transaction advisory consulting engagements and the integration of additional revenue generating professionals to support business growth in 2008.

Selling, general and administrative costs increased $10.5 million, or 34.6%, in 2008 as compared to 2007. Acquisitions added $4.7 million in selling, general and administrative expenses. Excluding the impact of acquisitions, selling, general and administrative expenses increased $5.8 million. The increase in selling, general and administrative costs is primarily due to growth in rent and occupancy costs, business development expenses and training and recruiting expenses. Bad debt expense has increased in relative proportion to revenue growth.

Segment EBITDA increased $27.7 million, or 56.3%, in 2008 as compared to 2007. Acquisitions accounted for approximately $6.7 million of the increase. The remaining increase was primarily due to organic revenue growth at improved margins in 2008. Segment EBITDA as a percent of revenue improved to 28.8% of revenues from 26.2% in 2007. Segment EBITDA as a percent of revenue increased due to higher gross profit margins and a decrease in selling, general and administrative expenses as a percent of revenue.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except rate per hour)
Revenues	$56,409	$45,887	$166,589	$129,867

Operating expenses:
Direct cost of revenues	35,110	28,620	106,263	79,082
Selling, general and administrative expense	5,930	5,623	18,519	15,756
Amortization of other intangible assets	571	568	1,711	2,875

	41,611	34,811	126,493	97,713

Segment operating income	14,798	11,076	40,096	32,154
Add back: depreciation and amortization of intangible assets	953	1,066	2,958	4,155

Segment EBITDA	$15,751	$12,142	$43,054	$36,309

Gross profit margin (1)	37.8%	37.6%	36.2%	39.1%
Segment EBITDA as a percent of revenues	27.9%	26.5%	25.8%	28.0%
Number of revenue generating professionals (at period end)	253	227	253	227
Utilization rates of billable professionals	86%	87%	86%	87%
Average billable rate per hour	$444	$410	$447	$415

(1)	Revenues net of direct costs, as a percentage of revenues.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

A number of factors affect the demand for our Economic Consulting services including M&A activity (particularly large mergers of competitors within a single industry), general economic conditions, competition and governmental investigations. Demand for our services has been high in 2008 with engagements focused on financial economics and strategic M&A engagements. Engagements in the third quarter of 2008 continued to be focused on financial economics and strategic M&A, and an increasing number of antitrust litigation and competition engagements (class certification, liability and damages). The large number of U.S. M&A engagements in the fourth quarter of 2007 allowed us to enter 2008 with a high level of analytical work. M&A activity in 2008 shifted from private equity firms to corporate buyers. The credit market turmoil has also caused an upswing in financial consulting engagements, as private equity buyers were unwilling or unable to close deals at originally agreed prices, and actions were brought against companies and boards of directors alleging various forms of negligence. We saw a significant ramp up in these engagements in the third quarter of 2008. We also continued to experience an increased volume of rail commercial litigation and regulatory work in 2008 as a result of final adoption of revised regulatory standards.

Total revenues increased $10.5 million, or 22.9%, in 2008 as compared to 2007. The increase in revenue was due to growth in antitrust and strategic M&A consulting, and to a lesser extent financial economics consulting in 2008, as well as pricing increases in the first quarter of 2008.

Our gross profit increased from $17.3 million 2007 to $21.3 million in 2008. The $4.0 million increase in gross profit was due to an increase in consulting revenue at comparable margins to 2007. As a percentage of revenue, our gross profit margin of 37.8% in 2008 was relatively flat compared to the same period in 2007.

Selling, general and administrative expenses have not changed significantly in 2008 as compared to 2007.

Segment EBITDA increased $3.6 million, or 29.7%, in 2008 as compared to 2007. The primary reason for the increase in segment EBITDA was revenue growth. Segment EBITDA as a percent of revenues increased to 27.9% in 2008 from 26.5% in 2007. The growth in revenue significantly outpaced the increase in selling, general and administrative expenses resulting in an improved segment EBITDA margin in 2008.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Total revenues increased $36.7 million, or 28.3%, in 2008 as compared to 2007 due to increased demand for antitrust, strategic M&A and to a lesser extent financial economics consulting in 2008 as well as pricing increases in 2008.

Our gross profit margin decreased by 2.9 percentage points in 2008 as compared to 2007 primarily due to an increase in incentive compensation as a percent of revenue. This increase in incentive compensation was required to attract and retain key management personnel who are in high demand in the marketplace.

Selling, general and administrative expenses increased $2.8 million in 2008 as compared to 2007. The primary driver of the increase in selling, general and administrative expenses was an increase in bad debt expense, occupancy costs and employee related costs which have increased proportionately to revenue and employee growth.

Segment EBITDA increased $6.7 million, or 18.6%, in 2008 as compared to 2007. The primary reason for the increase in segment EBITDA was revenue growth. Segment EBITDA as a percent of revenues decreased to 25.8% in 2008 from 28.0% in 2007. The decrease in segment EBITDA as a percent of revenues in 2008 was driven by a lower gross profit margin in 2008.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Revenues	$56,099	$45,117	$172,910	$125,343

Operating expenses:
Direct cost of revenues	31,370	25,536	96,604	64,183
Selling, general and administrative expense	12,429	8,530	36,056	30,196
Amortization of other intangible assets	1,337	863	3,909	2,337

	45,136	34,929	136,569	96,716

Segment operating income	10,963	10,188	36,341	28,627
Litigation settlement losses	(50)	(2)	(251)	(7)
Add back: depreciation and amortization of intangible assets	2,292	1,567	6,222	4,059

Segment EBITDA	$13,205	$11,753	$42,312	$32,679

Gross profit margin (1)	44.1%	43.4%	44.1%	48.8%
Segment EBITDA as a percent of revenues	23.5%	26.1%	24.5%	26.1%
Number of revenue generating professionals (at period end)	599	464	599	464

(1)	Revenues net of direct costs, as a percentage of revenues.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

A number of factors affect the demand for our Strategic Communications services, including M&A activity, public stock offerings, business crises and governmental legislation and regulation. The decline in the M&A markets and collapse in the IPO markets, particularly in the UK and Ireland, has been partially offset by our engagement on a series of major financial crisis management projects in 2008.

Total revenues increased $11.0 million, or 24.3%, in 2008 as compared to 2007. Excluding the estimated impact of foreign currency translation of $1.5 million, which was primarily due to the weakening of the British pound relative to the U.S. dollar, the revenue increase would have been approximately 27.7%. Acquisitions accounted for approximately $7.9 million of the 2008 revenue growth. The remaining $3.1 million of organic revenue growth was driven by a net increase in retained revenues of approximately $2.0 million (including a growing contribution from offices outside of the core UK and U.S. operations) and an increase in direct costs passed through to clients of approximately $1.7 million. These increases were offset by a decline in project revenues due to the decline in capital markets and M&A activity in 2008.

Our gross profit margin was 44.1% in 2008 as compared to 43.4% in 2007. The gross profit margin comparison was impacted by a change in the classification of staff bonuses in 2007. Staff bonuses were correctly classified as direct cost in 2008, however, in 2007 staff bonuses were classified as selling, general and administrative expenses. In the third quarter of 2007, we reclassified (“the 2007 staff bonuses reclassification”) approximately $2.3 million of staff bonus related to the first half of 2007 from selling, general and administrative expenses to direct cost, resulting in a reduction of selling, general and administrative expenses and increasing direct cost. If the two periods were presented on a comparable basis, the gross profit margin would have been 48.6% in 2007. The decline in the gross profit margin in 2008 as compared to the adjusted gross profit margin for 2007 was primarily driven by an increase in employee related expenses as a percentage of revenue in 2008.

Selling, general and administrative expenses increased $3.9 million in 2008 as compared to 2007. Acquisitions accounted for approximately $1.1 million of the increase in 2008. The 2007 staff bonuses reclassification also accounted for $2.3 million of the increase in 2008 compared to 2007. If the two periods were presented on a comparable basis, selling, general and administrative increased $0.5 million in 2008 compared to 2007. This increase was primarily driven by an increase in a litigation provision related to a bankruptcy litigation claim of a past client.

Segment EBITDA increased $1.5 million, or 12.4%, in 2008 as compared to 2007. Segment EBITDA growth was attributable to acquisition growth. Segment EBITDA as a percent of revenue was 23.5% in the third quarter of 2008 as compared to 26.1% in 2007. Acquisitions positively impacted segment EBITDA as a percent of revenues, partially offsetting the impact of lower gross profit margins on organic revenues in 2008.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Total revenues increased $47.6 million, or 37.9%, in 2008 as compared to 2007. Excluding the estimated impact of foreign currency translation of $0.7 million, which was primarily due to the weakening of the British pound relative to the U.S. dollar, the revenue increase would have been approximately 38.5%. Acquisitions accounted for approximately $27.0 million of the revenue growth. The remaining $20.6 million of revenue growth was driven by an increase in retained revenues of approximately $8.8 million from the organic business, (including a growing contribution from offices outside of the UK and U.S.), an increase in direct costs passed through to clients of approximately $7.5 million, and an increase in project-based revenues of approximately $4.3 million driven mainly by completion fees on a number of M&A transactions as well as several high profile issues management projects. The number of revenue-generating professionals increased by 135 over 2007 primarily due to professionals added as the result of acquisitions.

Our gross profit margin was 44.1% in 2008 as compared to 48.8% in 2007. The decrease in the gross profit margin was primarily due to an increase in employee related costs as a percentage of revenues in 2008 and, to a lesser extent, higher pass through costs in 2008.

Selling, general and administrative expenses increased $5.9 million in 2008 as compared to 2007. Acquisitions accounted for an increase of approximately $4.2 million in 2008. Excluding the impact of acquisitions, selling, general and administrative expenses increased $1.7 million primarily due to a provision for the settlement of a litigation case related to the bankruptcy of a past client.

Segment EBITDA increased $9.6 million, or 29.5%, in 2008 as compared to 2007. This growth was primarily attributable to acquisitions. Segment EBITDA as a percent of revenue was 24.5% for the nine months ended September 30, 2008 as compared to 26.1% in 2007. Acquisitions and completion fees positively impacted segment EBITDA as a percent of revenues, partially offsetting the impact of lower gross profit margins on organic revenues and the provision for the settlement of a litigation case.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except rate per hour)
Revenues	$65,786	$54,636	$195,351	$162,258

Operating expenses:
Direct cost of revenues	38,482	29,965	113,635	90,623
Selling, general and administrative expense	12,993	10,780	38,296	31,158
Amortization of other intangible assets	790	498	2,102	1,487

	52,265	41,243	154,033	123,268

Segment operating income	13,521	13,393	41,318	38,990
Litigation settlement losses	—	—	—	(175)
Add back: depreciation and amortization of intangible assets	1,411	1,150	3,987	3,097

Segment EBITDA	$14,932	$14,543	$45,305	$41,912

Gross profit margin (1)	41.5%	45.2%	41.8%	44.1%
Segment EBITDA as a percent of revenues	22.7%	26.6%	23.2%	25.8%
Number of revenue generating professionals (at period end)	668	424	668	424
Utilization rates of billable professionals (2)	68%	77%	72%	77%
Average billable rate per hour (2)	$340	$315	$340	$319

(1)	Revenues net of direct costs, as a percentage of revenues.
(2)	The calculation for utilization and average billable rate per hour excludes the impact of revenue billed on an other than time and materials basis and the impact of certain newly acquired businesses.

Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

A number of factors affect the demand for our Forensic and Litigation Consulting services, including the number of large complex litigations, governmental and regulatory investigations, class-action suits, M&A, business espionage investigations and illegal or fraudulent activity investigations. Demand for core disputes and core financial investigation services has remained stable to the 2007 levels in North America and we experienced continued strength in both investigation and dispute driven projects for regulated industries (e.g. pharmaceutical, healthcare and insurance). However, Trial Services has been negatively impacted by low demand from law firms in the current economic environment. In addition, the U.S. economic downturn and its impact on investment into Asian markets is negatively impacting investigative due diligence work in those markets, but we saw increasing demand for our Foreign Corrupt Practices Act investigations, general fraud investigations and business intelligence services in Latin American markets.

Total revenue increased $11.2 million, or 20.4%, in 2008 as compared to 2007. Acquisitions contributed approximately $10.3 million in revenue growth in 2008. The remaining $0.9 million of organic revenue growth was primarily driven by revenue growth in the U.S. financial consulting practice of approximately $1.5 million due to better realization and an increase in outside consultant revenue. The average billable rate per hour increased due to yearly billing rate increases that took effect in September 2007 and, to a lesser extent, a change in the mix of professionals utilized. Revenue from construction services increased $0.6 million when compared to 2007. Trial Services revenue was down $1.2 million as a result of a fewer large litigation matters and several large settlements that took place in the third quarter of 2007. Utilization is down across the segment, but most significantly in Trial Services.

Our gross profit margin decreased by 3.7 percentage points in 2008 as compared to 2007. The decrease in gross profit margin was primarily the result of lower margins on our acquired businesses mainly due to integration costs such as employee retention bonuses and increased rent in the short-term as office co-locations take place. Our gross profit margin was also impacted by an increase in employee related costs as a percentage of revenues due to decreased utilization.

Selling, general and administrative costs increased $2.2 million in 2008 as compared to 2007. Acquisitions accounted for approximately $2.1 million of the increase.

Segment EBITDA increased $0.4 million in 2008 as compared to 2007. Excluding $1.3 million of incremental segment EBITDA generated by acquired businesses, segment EBITDA decreased $0.9 million due to lower gross profit margins on organic revenue. Segment EBITDA as a percent of revenue was 22.7% in 2008, down from 26.6% in 2007. The decrease in the segment EBITDA as a percent of revenues was primarily the result of lower margins on our acquired businesses and a decline in gross profit margins on our organic business.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Total revenue increased $33.1 million, or 20.4%, in 2008 as compared to 2007. Acquisitions contributed approximately $23.0 million in revenue growth in 2008. The remaining $10.1 million of organic revenue growth was driven primarily by an increase in revenue in our U.S. consulting practice of approximately $9.5 million due to an increase in billing rates that went into effect in the third quarter of 2007 and billable hours. In addition, our Latin American investigations business continues to experience strong growth with an increase in revenue over 2007 of approximately $2.6 million. Revenue from our construction services group has also increased approximately $2.3 million over 2007 due to additional headcount and billing rate increases. Offsetting the growth in revenue was a decline in revenue from trial services of approximately $4.3 million and a $1.0 million one-time performance based fee earned in the first quarter of 2007. The number of revenue-generating professionals increased by 244 over 2007 due primarily to professionals added as the result of acquisitions. The average billable rate per hour increased due to yearly billing rate increases that took effect in September 2007 and some slight effect of a differing mix of professionals utilized.

Our gross profit margin decreased by 2.3 percentage points in 2008 as compared to 2007. The decrease in gross profit margin was primarily the result of lower margins on our acquired businesses mainly due to integration costs such as employee retention bonuses and increased rent in the short term as office co-locations take place. Our gross profit margin was also slightly impacted by an increase in employee related expense as a percentage of revenues due to reduced utilization.

Selling, general and administrative costs increased $7.1 million in 2008 as compared to 2007. Acquisitions accounted for approximately $4.5 million of the increase. The remaining $2.6 million increase was primarily due to an increase in bad debt expense and higher infrastructure costs.

Segment EBITDA increased $3.4 million in 2008 as compared to 2007. Excluding $2.8 million of incremental segment EBITDA generated by acquired businesses, segment EBITDA increased $0.6 million due to organic revenue growth. Segment EBITDA as a percent of revenue was 23.2% in 2008, down from 25.8% in 2007. The lower gross profit margin in 2008 resulted in a decline in segment EBITDA as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financing needs, including capital expenditures and debt service, continue to be funded by the operation of our segments. We may also need to finance new acquisitions and potential contingent obligations related to our acquisitions and to satisfy the conversion of convertible notes. We currently anticipate that capital expenditures, including direct support for specific client engagements will range from $34.0 to $38.0 million during 2008, of which $10.0 to $14.0 million is expected to be incurred in the fourth quarter of 2008. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions, but does not include the impact of future acquisitions or specific client engagements that are not currently contemplated.

Our current sources of liquidity include cash and cash equivalents which totaled $146.2 million at September 30, 2008, cash generated by operations, and our senior secured bank credit facility. At September 30, 2008, we had $165.8 million of available credit under our senior secured bank credit facility after deducting $9.2 million of outstanding letters of credit issued under the facility. The terms of our senior secured bank credit facility are discussed in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in the next paragraph of this Quarterly Report of Form 10-Q. As of September 30, 2008, we were in compliance with all covenants as stipulated in the senior secured bank credit facility and the indentures governing our senior notes.

On July 28, 2008, FTI and its guarantor subsidiaries entered into an amendment to the Credit Agreement governing our senior secured bank credit facility with the bank group lenders, effective as of June 30, 2008. The amendment changes certain provisions of the Credit Agreement to permit an increase of the principal amount of the loan commitments under the revolving credit facility of up to $25.0 million (for a maximum of $175.0 million) if existing or new lenders agree to provide increased commitments and to allow borrowings in foreign currencies, including the British Pound Sterling and Euro. On August 15, 2008, a commitment agreement was signed increasing the principal amount of the loan commitments to $175.0 million.

The amendment modified the requirements for permitted acquisitions with respect to the notice requirements and applicable financial covenants. The amendment also includes a number of technical modifications to the covenant restrictions intended to improve our ability to operate internationally. Specifically, the covenants related to investments were modified to allow any investment made prior to June 30, 2008, to permit investments in foreign subsidiaries by other foreign subsidiaries, to permit additional investments in foreign subsidiaries by FTI and its domestic subsidiaries in an amount outstanding at any one time of up to $30.0 million and to permit other investments in an amount up to $5.0 million. The covenant restrictions on liens were modified to allow liens granted by a foreign subsidiary to FTI or another subsidiary to secure indebtedness of such foreign subsidiary and to allow liens by a foreign subsidiary to secure indebtedness of up to $20.0 million. Restrictions on indebtedness were changed to allow borrowings by a foreign subsidiary not to exceed $20.0 million and guarantees of such borrowings. The restricted payment covenant was modified to allow each subsidiary to make restricted payments to the owners of their own capital stock.

On October 15, 2007, the $150.0 million aggregate principal amount of the Notes due July 15, 2012 became convertible at the option of the holders and is currently convertible through January 15, 2009 as provided in the indenture covering the Notes. The Notes became convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2007, January 15, 2008, April 15, 2008, July 15, 2008 and October 15, 2008.

Upon surrendering any Note for conversion, in accordance with the indenture, the holder of such Note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the Note as defined in the indenture. The conversion feature results in a premium over the face amount of the Notes equal to the difference between our stock price per share as determined by the calculation set forth in the indenture and the conversion price per share of $31.25 times the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the Notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the indenture. Assuming conversion of the full $150.0 million principal amount of the Notes, for every $1.00 the market price per share of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature.

The Notes are registered securities. As of September 30, 2008, the Notes had a market price of $2,322 per $1,000 principal amount of Notes, compared to an estimated conversion value of approximately $2,312 per $1,000 principal amount of Notes. Because these Notes have historically traded at market prices above the estimated conversion values, we do not anticipate holders will elect to convert their Notes. However, we believe we have adequate capital resources to fund potential conversions.

Cash flows

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Net cash provided by operating activities	$108,684	$11,845
Net cash used in investing activities	(339,032)	(52,975)
Net cash provided by financing activities	18,172	10,917

We have included an immaterial prior period reclassification in our Condensed Consolidated Statements of Cash Flows to reflect the twice yearly issuance of shares to employees under our Employee Stock Purchase Plan. The reclassification results in an increase in net cash provided by financing activities and a corresponding decrease in net cash provided by operating activities. The amount of this correction for the period ended September 30, 2007 is $9.6 million.

We have generally financed our day to day operations and capital expenditures solely through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation and acquisition contingent payment amounts. Our cash flows generally improve subsequent to the first quarter of each year.

Cash provided by operating activities during the nine months ended September 30, 2008 was $108.7 million, as compared to cash provided by operating activities of $11.8 million for the nine months ended September 30, 2007. The increase in cash from operating activities was primarily due to an increase in net income adjusted for noncash items in the current year, the receipt of 2007 income tax refunds of approximately $15 million in 2008, and the funding of a lower principal amount of forgivable employee loans in 2008. During the nine months ended September 30, 2008, we funded approximately $17.5 million in forgivable employee loans as compared to forgivable employee loans funded in the nine months ended September 30, 2007 of approximately $31.9 million. Operating cash flows in 2007 benefited from the receipt of $10.8 million from one of our landlords to fund tenant improvements. This payment is accounted for as a reduction of rent expense over the life of the related lease.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Net cash used in investing activities for the nine months ended September 30, 2008 was $339.0 million as compared to cash used in investing activities of $53.0 million for the nine months ended September 30, 2007. The increase in cash used in investing activities is primarily due to an increase in cash used to fund acquisitions. For the nine months ended September 30, 2008, net cash used in investing activities included $272.9 million paid to fund acquisitions and $42.8 million of acquisition contingent payments. For the nine months ended September 30, 2007, net cash used in investing activities included $5.3 million used to acquire the remaining 3% of share capital of FD, $7.6 million of acquisition contingent payments, and $12.3 million related to other acquisition activities.

Capital expenditures were $24.4 million during the nine months ended September 30, 2008 as compared to $27.9 million for the nine months ended September 30, 2007. Capital expenditures in 2008 primarily related to leasehold improvements, the purchase of software and the purchase of data processing equipment. Capital expenditures in 2007 primarily related to leasehold improvements to support the expansion and renovation of our offices, investment in infrastructure to support our technology segment and investment in corporate information technology equipment and software. We had no material outstanding purchase commitments as of September 30, 2008.

Our financing activities consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. During the nine months ended September 30, 2008, our financing activities consisted of a $7.5 million repayment of notes payable, primarily to former shareholders of an acquired business, and $22.5 million of cash received from the issuance of common stock under equity compensation plans. During the nine months ended September 30, 2007, our financing activities consisted of the borrowing and repayment of $25.0 million on our senior secured bank line of credit, $18.1 million of cash used to repurchase shares of our common stock under our share repurchase programs and $24.8 million of cash received from the issuance of common stock under equity compensation plans.

Future Contractual Obligations

Future contractual obligations related to operating and capital leases acquired in acquisitions and leases entered into during 2008 have resulted in an increase in total contractual obligations under operating leases of approximately $9.0 million per year and new contractual obligations under capital lease obligations of approximately $0.3 million per year as compared to the amounts reported under “Future Contractual Obligations”, in our Annual Report on Form 10-K for the year ended December 31, 2007. The new lease commitments are for periods ranging from 2008 to 2012 and thereafter.

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $165.8 million of availability under our senior secured bank credit facility, are sufficient to fund our capital and liquidity needs for at least the next twelve months. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, our business plans change, economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

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

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement 161, “Disclosures about Derivatives and Hedging Activities” (SFAS 161), which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), by requiring expanded disclosures about an entity’s derivative instruments and hedging activities for increased qualitative, quantitative and credit risk factors. As SFAS 161 only contains disclosure provisions, it will not materially impact our accounting for derivative transactions. SFAS 161 will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In April 2008, the FASB issued a final FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP FAS 142-3 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in lower net income. Our 3  3/4% convertible senior subordinated notes due 2012 issued in August 2005 will be subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (APB 14), provided that no portion of the proceeds from the issuance of the instruments should be attributable to the conversion feature. Upon retroactive adoption of FSP APB 14-1 in 2009, interest expense for 2007 and 2008 will increase by $3.9 million and $4.2 million, respectively. This will result in an after tax reduction in diluted earnings per common share of approximately $0.05 in both 2007 and 2008. In addition, the carrying amount of the 3  3/4% convertible senior notes will be retroactively adjusted to reflect a discount of $31.3 million on the date of issuance, with an offsetting increase in additional paid-in capital of $18.4 million and deferred tax liability of $12.9 million.

In June 2008, the FASB issued EITF 08-3, “Accounting by Lessees for Maintenance Deposits” (EITF 08-3). EITF 08-3 requires that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. This EITF is effective for fiscal years beginning after December 15, 2008 and should be initially applied by recording a cumulative-effect adjustment to opening retained earnings in the period prior to adoption. Early application is not permitted. EITF 08-3 is not expected to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical and, may appear under the headings “Part 1—Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission or SEC on February 29, 2008, and the other documents we file with the SEC. When used in this quarterly report, the words such as estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our expectations at the time we make them and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

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

Equity Price Sensitivity. Certain 2008 acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse. The future settlement of any contingency related to security price will be recorded as an adjustment to additional paid-in capital. In the past, we have granted sellers of other acquired businesses similar contractual protection against a decline in the value of the common stock issued to them as consideration for their acquisition. These agreements are discussed under “Equity Price Sensitivity” in “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007. As September 30, 2008 we are not obligated to make any price protection related payments under existing contractual arrangements.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008, as supplemented by the risk factors discussed in our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2008 filed with the SEC on August 7, 2008, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities.

None.

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the third quarter of 2008 (in thousands, except per share amounts).

	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (d)
July 1 through July 31, 2008	1 (a)	$68.19	—	50,000
August 1 through August 31, 2008	1 (b)	$70.54	—	50,000
September 1 through September 30, 2008	4 (c)	$71.93	—	50,000

Total	6		—

(a)	Represents 1,145 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock
(b)	Represents 1,037 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions restricted stock
(c)	Represents 3,871 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions restricted stock
(d)	In October 2003, our Board of Directors initially approved a share repurchase program under which we are authorized to purchase shares of our common stock. From time to time since then, our Board has increased or reauthorized the amount of stock repurchases under the program. On February 25, 2008, our Board of Directors authorized up to $50.0 million of stock purchases through February 25, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

a) Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

4.1†	Seventh Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of May 23, 2008, among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee.
4.2†	Seventh Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of May 23, 2008 among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee.

4.3†	Eighth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 24, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation (the “Company”), the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee.

4.4†	Eighth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of September 24, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee.

4.5†	Third Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of May 22, 2008, among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee.

4.6†	Fourth Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of September 26, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee.

10.1	First Amendment dated as of June 30, 2008, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. Exhibits, schedules (or similar attachments) to the Credit Agreement are not filed (except for Schedule 2 “Modifications to Foreign Currency Option”). FTI Consulting Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (Filed with the Securities and Exchange Commission on August 1, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2008 and incorporated herein by reference.)

Exhibit Number	Exhibit Description

10.2	Commitment Agreement dated as of August 15, 2008, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. Exhibits, schedules (or similar attachments) to the Credit Agreement are not filed. FTI Consulting Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (Filed with the Securities and Exchange Commission on August 19, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K/A dated July 28, 2008 and incorporated herein by reference.)

10.3*†	Form of Restricted Stock Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as amended and restated.

10.4*†	Form of Incentive Stock Option Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as amended and restated.

10.5*†	Amendment No. 2 effective as of August 11, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. Schedules to Amendment No. 2 to the Employment Agreement are not filed. FTI Consulting Inc. will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management or Director contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTI CONSULTING, INC.

Date: November 6, 2008	by	/s/ CATHERINE M. FREEMAN
Catherine M. Freeman
Senior Vice President and Chief Accounting Officer
(principal accounting officer)