Form 10-K
period 2008-12-31
FTI CONSULTING INC
filed 2009-03-02
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(561) 515-1900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant was $3.4 billion, based on the closing sales price of the registrant’s common stock on June 30, 2008.

The number of shares of registrant’s common stock outstanding on February 13, 2009 was 51,117,091.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2008

FTI CONSULTING, INC.

PART I

ITEM 1.	BUSINESS

Forward-Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical. Forward-looking statements often contain words such as estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions. Any forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Annual Report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this report, including under the heading “Risk Factors” in Part I — Item 1A. They include risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including the following:

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our other services and products;

•	our ability to make acquisitions and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace senior managers and practice leaders who have highly specialized skills and experience;

•	our ability to identify suitable acquisition candidates, negotiate advantageous terms and take advantage of opportunistic acquisition situations;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition;

•	general economic factors, industry trends, bankruptcy rates, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control;

•	our ability to manage growth;

•	changes in demand for our services;

•	risk of non-payment of receivables;

•	our outstanding indebtedness; and

•	proposed changes in accounting principles.

There may be other factors that may cause our actual results to differ materially from our forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.

When we use the terms “FTI,” “we,” “us” and “our” we mean FTI Consulting, Inc., a Maryland corporation, and its consolidated subsidiaries.

Company Overview

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value in difficult and increasingly complex economic, legal and regulatory environments. We operate through five business segments:

•	Corporate Finance/Restructuring;

•	Forensic and Litigation Consulting;

•	Strategic Communications;

•	Technology; and

•	Economic Consulting.

We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as bankruptcy, restructuring, credit issues and indebtedness, mergers and acquisitions (M&A), interim business management, electronic discovery, management and retrieval of electronically stored information, reputation management and strategic communications. We also provide services to help our clients to take advantage of economic, regulatory, financial and other business opportunities. We have expertise in highly specialized industries, including real estate and construction, automotive, telecommunications, healthcare, energy and utilities, chemicals, banking, insurance, pharmaceuticals, retail, information technology and communications, and media and entertainment. Our experienced professionals include many individuals who are widely recognized as experts in their respective fields. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. Our clients include Fortune 500 corporations, FTSE 100 companies, law firms and local, state and federal governments and agencies in the United States and many other countries. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs.

From December 31, 2007, we increased our number of revenue-generating professionals by approximately 29% to 2,523 as of December 31, 2008, and we increased our total number of employees by approximately 33% to 3,378 as of December 31, 2008. As of December 31, 2008, we had operations across 37 U.S. cities and 22 foreign countries — the United Kingdom (UK), Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, Bahrain, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada, India and the British Virgin Islands.

2008 Growth through Acquisitions

In 2008, we grew through 16 acquisitions:

Acquisitions	Location	2008 Date Acquired	Expanded/New Capabilities
CORPORATE FINANCE/RESTRUCTURING SEGMENT

The Schonbraun-McCann Group *	U.S.	April 1	We added a new full-scale, turnkey real estate consulting, advisory and critical solutions capability.

Canada ULC	Canada	November 28	We added a Canadian presence with the acquisition of five experienced restructuring professionals located in Toronto, Canada, who bring significant general restructuring and receivership trustee experience in Canada and Latin America.

CXO, L.L.C. *	U.S.	December 31	We added 12 professionals with experience providing consulting, management and advisory services to companies in crisis or companies needing to improve performance in financial or operational areas, including interim management, crisis management, turnaround consulting, creditor advisory and financial/operational restructuring services.

FORENSIC AND LITIGATION CONSULTING SEGMENT

Thompson Market Services Limited	Hong Kong, China	January 29	We added 60 professionals specializing in intellectual property and brand protection service offerings in Hong Kong and China.

Rubino & McGeehin Consulting Group, Inc.	U.S.	February 8	We expanded our construction consulting services, including comprehensive dispute, litigation and investigations services and expert witness testimony services.

TSC-Tecnologia Servicos E Comerico De Equipamentos De Informatica, LTDA	Brazil	February 28	We expanded our capabilities to provide integrated investigation and technology services to Latin American clients.

Brewer Consulting Limited	UK	March 14	We expanded our construction consulting services capabilities outside of the U.S. with locations in the UK and the United Arab Emirates, specializing in the analysis of damages, schedule delays and impacts associated with construction claims.

Forensic Accounting Partners Limited	UK	April 1	We expanded our capabilities to provide investigation, forensic accounting, dispute advisory and expert witness services in the UK and Europe.

STRATEGIC COMMUNICATIONS SEGMENT

Affluent-Dynamics LLC	U.S.	January 3	We expanded our market research capabilities in the northeastern U.S.

Acquisitions	Location	2008 Date Acquired	Expanded/New Capabilities
Blueprint Partners	Belgium	February 27	We added a new Belgium location, specializing in policy advocacy services to clients in the European Union and its member states to help clients navigate this complex environment, including intelligence gathering, stakeholder relations and transaction and competition support and complementary services in communication, training and media relations.

Kinesis, LLC	U.S.	July 24	We expanded our delivery of strategic, creative and tactical branding, marketing and communications services through the internet and other digital channels.

Porter Novelli, Perth Australia (PNP)	Australia	October 24	We expanded our public relations services in Australia.

The Element Agency	Canada	December 19	We added a strategic communications consultancy location in Canada specializing in services in sustainability, issue advocacy and corporate social responsibility initiatives.

TECHNOLOGY SEGMENT

Strategic Discovery, Inc.	U.S.	February 8	We expanded our presence in the western U.S. with e-discovery, proactive litigation response offerings, records/retention management and strategic technology consulting services.

Attenex Corporation	U.S.	July 1	We expanded our proprietary software to include interface solutions for e-discovery management and review, patented data de-duplication and clustering technology.

ECONOMIC CONSULTING SEGMENT

Assets from Dr. Paul Milgrom and Dr. David Salant * Auction Technologies, LLC **	U.S.	October 22	We added a new Auction Solutions practice advising clients on auction design, bidding strategies, and related matters, headed by consultants, Dr. Paul Milgrom and Dr. David Salant, and made a minority investment in their auction-software company, Auction Technologies, LLC.

*	Asset acquisition.
**	Minority interest.

Our Business Segments

We discuss our five business segments in greater detail below.

Corporate Finance/Restructuring

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, private equity sponsors, banks, lenders and other financing sources, and other parties-in-interest. We advise on a wide range of areas, including restructuring, bankruptcy, claims management, mergers and acquisitions, post-acquisition integration, valuations, tax issues and performance improvement. We also provide expert witness testimony, bankruptcy and insolvency litigation support and trustee and examiner services. We have particular expertise in the automotive, chemicals, communications, media and entertainment, energy and utilities, healthcare, real estate and financial services and retail industries.

A number of factors affect the demand for our corporate finance/restructuring services including general economic conditions, the availability of credit, leverage levels, lending activity, over-expansion of businesses, competition, merger and acquisition activity and management crises. The increased demand for restructuring and bankruptcy services that began in 2007 continued during 2008, as the economy slowed into recession, the financial and credit and housing crises accelerated, banking issues continued to surface and credit availability tightened. We often see weak demand for one or more of our service offerings being counterbalanced by stronger demand for other service offerings. For example, demand for restructuring services may increase during a period of reduced demand for our transaction advisory or post-acquisition integration services. If demand for one or more of our corporate finance/restructuring services weakens, we are often able to shift professionals to work on engagements in other service offerings or our other business segments.

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

Transaction Advisory Services (Mergers and Acquisitions). Our Transaction Advisory Services (TAS) practice combines the disciplines of financial accounting, investment banking, tax advice, valuation services and Securities and Exchange Commission (SEC) regulatory experience to help our clients maximize value and minimize risk in mergers and acquisitions. We provide many services relating to business acquisitions that include: performing due diligence reviews, evaluating key value drivers and risk factors, advising on the most advantageous tax and accounting structure for the transaction and assessing quality of earnings, quality of balance sheet and working capital requirements. We identify value enhancers and value issues. We provide comprehensive tax consulting intended to maximize a client’s return on investment. We help structure post-acquisition earn-outs and price adjustment mechanisms to allow a client to realize optimal value. We advise clients regarding regulatory and SEC requirements and internal controls and compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). We help structure retention and exit strategies. We also perform services for clients involved in purchase price disputes such as assessing the consistent application of GAAP, earn-out issues, working capital issues, settlement ranges and allocation of purchase price for tax purposes. We have the capacity to provide investment banking services through our Financial Industry Regulatory Authority (FINRA) registered subsidiary, which focuses on identifying and executing value-added transactions for public and private middle market companies in the communications and media and entertainment industries.

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

Real Estate and Financial Advisory Practice. In April 2008, the real estate and financial advisory services practice (Real Estate Advisory) was formed in our Corporate Finance/Restructuring segment through the acquisition of The Schonbraun McCann Group (SMG). The Real Estate Advisory practice bridges the gap between real estate and finance, by providing expertise in business consulting, financial, tax and real estate advisory services to clients within all sectors of the real estate industry. This practice represents real estate investment trusts (REITs), real estate operating companies, owners and developers from the private and public sectors, hospitality property owners, financial institutions, sovereign funds, hedge funds and pension fund advisors and corporations with significant real estate interests. Our Real Estate Advisory client services include two main areas of focus, Real Estate Consulting and Tax Consulting, providing the following services:

Mergers & Acquisitions. We provide M&A advisory services by analyzing a client’s market position to determine what opportunities exist to increase value by helping clients strategically target the right candidates.

Strategy Development & Implementation. We work with companies in the development, implementation and execution of solutions designed to gain competitive operating and investment advantage. Some of the specific services offered include portfolio optimization, transaction management service, and the development of comprehensive operations strategies and implementation plans

Real Estate Underwriting and Due Diligence. We offer underwriting and general due diligence services to owners, investors, lenders, governments, special interest groups and origination and securitization groups for both business and real estate assets.

Financial Outsourcing. We provide accounting outsourcing services to real estate and financial services organizations, including external financial and management reporting and accounting department oversight.

Tax Consulting and Compliance. We advise our clients on complex tax and deal structuring issues affecting the real estate industry.

Cost Segregation. Our cost segregation service identifies opportunities for cost savings and improved cash flow through the analysis of depreciable lives of real estate assets triggered by events such as new construction, renovation or expansion, property acquisition, historic property renovation or a like kind exchange.

From December 31, 2007, we increased the number of revenue-generating professionals in our Corporate Finance/Restructuring segment by approximately 65% to 669 professionals as of December 31, 2008.

Forensic and Litigation Consulting

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested constituencies with dispute advisory, investigations, forensic accounting, business intelligence assessments and risk mitigation services. We assist our clients in all phases of government and regulatory investigations, inquiries and litigation, regardless of the subject matter of the proceeding or investigation, including pre-filing assessments, discovery, trial preparation, expert testimony and investigation and forensic accounting services. We have particular expertise in the pharmaceutical, healthcare, construction and financial and insurance services industries. We have the capacity to provide our full array of services across jurisdictional boundaries around the world.

A number of factors affect the demand for our forensic and litigation consulting services, including, the number of large complex litigations, governmental and regulatory investigations, class-action suits, business espionage and illegal or fraudulent activity. During 2008, we continued to see a decline in active large complex litigation matters that negatively impacted demand for our trial services and general expert services and a slow down in governmental and regulatory investigations during the second half of the year, which weakened demand for our investigation and forensic accounting services. Client demand for our regulated industry services, in particular compliance and monitoring, our global construction solutions services and intellectual property services partially offset this impact. If demand weakens for a particular service offering, we are often able to shift professionals to work on engagements of our other business segments.

Among the services offered by our Forensic and Litigation Consulting segment are:

Forensic Accounting and Financial Investigations. We combine investigative accounting and financial reporting skills with business and practical experience to provide forensic accounting and financial investigations requested by boards of directors, audit committees, special litigation committees and other entities. We identify, collect, analyze and interpret financial and accounting data and information, applying the relevant data and information to identify and analyze legal and financial issues, identify options, make recommendations and render opinions. We employ investigative skills, establish document and database controls, prepare analytical models, perform forensic accounting, present expert testimony and prepare written reports. We have particular expertise providing consulting assistance and expert witness services to securities counsel and their clients regarding the Division of Enforcement of the SEC inquiries and investigations and we help clients institute the necessary internal controls to comply with the Foreign Corrupt Practices Act (FCPA) and to investigate suspected violations.

Business Intelligence and Investigations. We have experience in complex factual and regulatory investigations combining teams of former federal prosecutors and regulators, law enforcement and intelligence officials, forensic accountants, industry specialists and computer forensic specialists. Our capabilities and services include white collar defense intelligence and investigations, complex commercial and financial investigations, business intelligence and investigative due diligence, FCPA investigations, political risk assessments, fraud and forensic accounting investigations, computer forensics and electronics evidence, specialized fact-finding, domestic and international arbitration proceedings, asset searching and analysis, intellectual property and branding protection, anti-money laundering consulting and ethics and compliance program design.

Dispute Advisory Services. We provide pre-trial, in-trial and post-trial dispute advisory services, as well as dispute advisory services in a broad range of alternative dispute resolution forums, to help clients assess potential threatened and pending claims resulting from complex events and transactions. We analyze records and information, including electronic information, to locate assets, trace flows of funds, identify illegal or fraudulent activity, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, quantify damages and prepare for trial or settlement. In many of our engagements we also act as an expert witness. Our services include:

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

Intellectual Property. Our intellectual property team consists of professionals who are dedicated to intellectual property matters, including litigation support and damages quantification as well as intellectual property valuation, royalty compliance, licensing and technology and intellectual property management and commercialization.

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

From December 31, 2007, we increased the number of revenue-generating professionals in our Forensic and Litigation Consulting segment by approximately 49% to 639 professionals as of December 31, 2008.

Strategic Communications

We provide advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting. We believe that we have developed a unique, integrated offering that incorporates a broad scope of services, diverse sector coverage and global reach that distinguishes us from other strategic communications consultancies. We are able to advise clients from almost every major business center in the world. We combine our core investor relations, public relations and public affairs capabilities with other services to present clients with integrated business communications solutions.

A number of factors affect the demand for our strategic communications services, including merger and acquisition activity, public stock offerings, business crises and governmental legislation and regulation. During 2008, demand for our strategic communications services flattened as the global economic, financial and real estate crises expanded throughout the year, particularly due to the decline in mergers and acquisitions, stock offerings and capital market transactions and companies’ reevaluation of discretionary spending on such services as branding, communications, marketing and media and investor relations. This was partially offset by several high profile restructuring and recapitalization projects during 2008.

Our Strategic Communications segment provides the following services:

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

Restructuring and Recapitalization Communications. Our restructuring and recapitalization communications practice offers an integrated consultancy service to clients that are facing various levels of financial distress. We advise our clients on the communications aspects surrounding a range of situations from renegotiating credit facilities to rebuilding balance sheets through access to the equity markets, downsizing business activities and bankruptcy or insolvency. Our offerings in this area provide a unique ability to handle complex cross-border multi-stakeholder communications programs, which align our capabilities in disciplines such as financial communications, crisis management, employee communications and public and regulatory affairs.

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

Proprietary Research Tools and Strategic Planning. Our dedicated Research group includes professionals from across all disciplines, including public relations, investor relations and public affairs, who conduct customized research to identify perceptions, trends and opportunities within key stakeholder audiences. Our services include reputation benchmarking, peer analysis, benchmarking and financial market valuations, brand awareness studies and brand extension audits, including customer focus groups, shareholder analysis and investor targeting, consumer trend analysis, public opinion polling and policymaker perception audits.

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

From December 31, 2007, we increased the number of revenue-generating professionals in our Strategic Communications segment by approximately 10% to 592 professionals as of December 31, 2008.

Technology

Our Technology segment is a leading information management and electronic discovery service and software provider. We provide products, services and consulting to law firms, companies, courts and government agencies worldwide. We assist with internal investigations, regulatory investigations, early case assessment, litigation and joint defense, antitrust and competition investigations, including “second requests” under the Hart Scott Rodino Antitrust Improvements Act of 1976 (HSR Act), and knowledge management for critical corporate information. We provide a comprehensive suite of application tools and related services to help clients locate and produce electronically stored information (ESI), including e-mail, computer files, voicemail, instant messaging, and financial and transactional data. Our services also help to identify, convert, categorize and produce relevant documents into electronically searchable format. We have the capacity to identify, analyze, process and present potentially relevant electronic information for interested parties, and ultimately manage the presentation of information to our clients. Our proprietary Ringtail® technology is used for e-discovery purposes, including litigation support and knowledge management. In addition, Ringtail® has been used in transactional settings to support information “deal rooms” and merger and acquisition activity. Our Ringtail® technology is designed to ensure quality, reduce risk, increase productivity and improve cost effectiveness in the review, preparation and production of large amounts of ESI. Our proprietary Attenex® technology is used to collect, search and manage enterprise data. Attenex®, in association with Ringtail®, enables rapid identification of relevant content for litigation, investigations and regulatory response projects. We integrate data processing, native file document review and reporting tools into an enterprise application designed to accelerate review and deliver defensibility of process.

A number of factors affect the demand for our technology services, including competing services and products, price and the number of large complex litigations, class action proceedings, merger and acquisition activity and governmental and internal investigations. Prior to 2006, we operated our Technology business as part of our Forensic and Litigation Consulting segment.

The services offered by our Technology segment include:

Technology Consulting Services. Our technology consulting services include:

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

Electronic Discovery and Computer Forensics. We assist companies facing time-sensitive demands placed upon electronic data, networks and systems. We help our clients meet requirements for uncovering, analyzing and producing data from a variety of sources, including e-mail, voicemail, backup tapes, shared server files and databases, often on multiple continents. We provide both proactive and reactive support using expert services, methodologies and tools that help companies and their legal advisers understand technology-related issues. Our technical experts work closely with our forensic accountants and financial investigation professionals to recover, organize and analyze ESI, regardless of the format or language of the data.

Financial and Enterprise Data Analytics. Increases in the volume of transactional and company data require companies to take new approaches to assessing and prioritizing what is relevant when managing complex cases and issues. Our Financial and Enterprise Data Analytics (FEDA) team delivers strategic business solutions for clients requiring in-depth analysis of large, disparate sets of financial, operational and transactional data. FEDA involves:

•	identifying, acquiring, synthesizing, mining, analyzing and reporting upon relevant data;

•	identifying the relationships among multiple sources and types of data;

•	designing and implementing accounting, economic and financial settlement or damages models;

•	transforming large-scale data sets into workable databases;

•	distributing or sharing information among interested parties such as experts, corporate and outside counsel and codefendants; and

•	developing visualization dashboards and summary analysis to enhance the productivity related to subsequent analysis and use of the information.

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

Ringtail® Based Solutions. Our Ringtail® on-premise and on-demand platform for data and document management includes:

Data Acquisition. Ringtail® provides a collection of advanced electronic discovery and analysis techniques, as well as native file processing services. These services can quickly extract e-mail and other data from hard drives and a variety of locations for storing messages, as well as provide the data in a specified format. This information also can be provided in Ringtail® Legal™ format for use in a Ringtail® on-premise system or directly uploaded into a location on the Ringtail® on-demand environment hosted by FTI.

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

Data Review and Coding. Our Ringtail® Legal™ product is a scalable and configurable web-centric platform to facilitate rapid review and coding of documents. A team is able to review and code documents from any computer connected to the Internet or on a local intranet for internal corporate use. Clients can install Ringtail® Legal™ on their server site, or quickly launch a case from our dedicated servers through the FTI Ringtail® on-demand product. Ringtail® provides multi-lingual support as one of the distinctive aspects of its capabilities.

Data Production. Ringtail® Legal™ has the power and flexibility to scale and meet large and small document production needs.

Attenex®. In July 2008, we acquired Attenex®, an early e-discovery case assessment tool. The Attenex® Patterns® software enables rapid identification of relevant content for litigation, investigations and regulatory response projects. We integrate data processing, native file document review and reporting tools into an enterprise application designed to accelerate review and deliver defensibility of process. The software can be deployed on-premise or in a hosted environment through an Attenex® Advantage™ partner. The Attenex® family of software products includes:

Attenex® Patterns® Document Mapper (Document Mapper). Document Mapper is innovative content analysis and discovery software that allows teams to quickly review, categorize and identify relevant information from large document collections. Document Mapper clusters like documents together to help reviewers analyze similar material and make faster and more accurate document decisions. Reviewers quickly gain a high-level understanding of a collection’s main concepts or themes and can easily categorize documents, or entire document clusters, as responsive or non-responsive. This product’s design enables faster, more accurate review with a combination of document analysis, keyword searching and visualization in an easy-to-use interface.

Attenex® Patterns® Workbench (Workbench). Workbench is a flexible processing tool that automates activities involved in preparing electronic content for review. The application features patented suppression and de-duplication technology that significantly reduces and organizes data for a more focused investigation and document review. Workbench loads the targeted data and performs cataloging, extracting, suppressing, indexing, analyzing and the general preparation of electronic files for review. Also, Workbench allows data specialists to cull out information by date, keywords, custodians, file type and other metadata.

Attenex® Patterns® Matter Manager (Matter Manager). Matter Manager focuses on project management for e-discovery. This tool gives project managers and lead attorneys visibility and awareness of the number of documents processed, reviewed and marked. Information can be easily exported to support client reporting needs.

From December 31, 2007, we increased the number of revenue-generating professionals in our Technology segment by approximately 4% to 359 professionals as of December 31, 2008.

Economic Consulting

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with clear analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and around the world. We deliver sophisticated economic analysis and modeling of issues arising in mergers and acquisitions, complex antitrust litigation, commercial disputes, regulatory proceedings and securities litigation. Our statistical and economic experts help clients analyze complex economic issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business as a result of particular events. We have deep industry experience in such areas as commercial and investment banking, telecommunications, energy, transportation, healthcare, IT/Internet and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex derivatives), competitive effects and intellectual property disputes. They also provide analyses and advice relating to antitrust and competition cases, regulatory proceedings, business valuations and public policy.

A number of factors affect the demand for our economic consulting services including merger and acquisition activity (particularly large mergers of firms that are perceived to compete with each other in providing goods and services), general economic conditions, competition and governmental investigations. During 2008, demand for our economic consulting services remained strong for the year. Declines in merger and acquisition activity in the second half of the year were partially offset by increases in antitrust litigation, securities cases and increased regulatory activity.

Our Economic Consulting segment includes:

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

Auction Solutions. In October 2008, we established our Auction Solutions practice, which advises clients on auction design and implementation, bidding strategies and related matters.

From December 31, 2007, we increased the number of revenue-generating professionals in our Economic Consulting segment by approximately 12% to 264 professionals as of December 31, 2008.

Our Business Drivers

Factors that drive demand for our services include:

•

Adverse Developments Relating to Financial Markets and the Economy. The economic recession, deteriorating and volatile financial markets, restrictive credit and financing conditions, high corporate debt levels and increasing default rates drive demand for certain services offered by our Corporate Finance/Restructuring segment, such as credit advisory, restructuring, bankruptcy, turnaround, creditor rights and related consulting services. Companies facing covenant compliance problems and similar difficulties are less likely to be able to amend existing facilities or refinance without incurring substantial costs and significantly more restrictive terms. In addition, tightening credit markets force companies and lenders into more frequent negotiations as borrowers experience covenant or liquidity issues and lenders express greater concern over protecting their positions. Companies that invest in sub-prime loans or debt or security instruments collateralized by less credit worthy collateral also face losses that jeopardize their financial results and operations. Demand for our services has been strong in industry sectors such as automotive, real estate and housing, retail, banking and financial services, airlines, technology and other business that relied heavily on third party financing or issued or invested in sub-prime credit instruments and/or debt or securities of industries that rely heavily on credit.

•

Operational Challenges and Opportunities. Businesses face significant challenges that necessitate continual evaluation and reevaluation of strategy, risks and opportunities both as a result of crisis driven situations and in the normal course of business. These challenges include enterprise risk management, global expansion, competition from both established companies and emerging economies and new and changing regulatory requirements and legislation. Management, companies and their boards need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with specialized technical expertise driving demand for our Corporate Finance/Restructuring, Economic Consulting and Forensic and Litigation Consulting segments.

•

Global Demand for Independent Expertise. As a result of increased public scrutiny, regulatory complexity and complex disputes and litigation, businesses, boards of directors, creditors, stakeholders, regulators and their advisors increasingly engage independent consulting firms to provide objective and expert analyses and advice. This is particularly true in highly complex and sophisticated areas such as restructurings, bankruptcies, economic consulting, forensic accounting, corporate mismanagement and fraud-related investigations and high-stakes litigation and regulatory proceedings. Stockholder activism and limitations on the ability of traditional accounting firms to provide certain consulting services, especially after enactment of Sarbanes-Oxley, has contributed to the demand for independent expertise. A desire to avoid actual and apparent conflicts of interest also drives the use of consultants and experts who are unaffiliated with a company’s management and outside legal, accounting and other advisors.

•

Regulatory Complexity, Public Scrutiny and Investigations. Increasingly complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance and more stringent and complex reporting requirements drive demand for our services. The need to understand and address the impact of regulation and legislation as well as the increasing costs of doing business have prompted companies to focus on better assessing and managing risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance and other issues. These factors drive demand for independent consultants and experts to investigate and provide analyses and to support the work of outside legal counsel, accountants and other advisors. The current environment also increasingly demands the use of multiple disciplinary service offerings like ours, which combine skills and expertise, such as financial reporting skills, forensic accounting investigative skills like those offered by our Corporate Finance/Restructuring and Forensic and Litigation Consulting segments and technology management services like those offered by our Technology segment, with business and practical experience.

•

Merger and Acquisition Activity. The overall strength of the economy and merger and acquisition activity are important drivers for our businesses. In a weak economy and during periods of decreased merger and acquisition activity, we experience weaker demand for our economic consulting experts and our forensic and litigation consulting and transaction advisory services as transactions are delayed or abandoned. However, companies may need our services if transactions are renegotiated, or transactions that have been completed do not perform as expected. In times of strong economic growth and increased merger and acquisition activity, companies and regulators engage our Economic Consulting segment for advice on issues such as antitrust regulations and enforcement and intellectual property matters. Merger and acquisition clients utilize our Strategic Communications segment for services such as public relations, media and investor communications. They also employ our Corporate Finance/Restructuring segment for services such as due diligence investigations, asset valuations and financing advice.

•

Litigation and Disputes. The volume of litigation and business disputes, the complexity of the issues presented, and the amount of potential damages and penalties drive demand for our technology, forensic and litigation consulting and economic consulting services. Law firms and their clients as well as government regulators and other interested third parties rely on independent outside resources to evaluate claims, facilitate discovery, assess damages, provide expert reports and testimony, manage the pre-trial and in-trial process and effectively present evidence. During 2008, the number of large litigation and class action litigation cases and regulatory actions and investigations declined, resulting in weakened demand for such services.

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

•

Growth of Multinational Firms and Changes in Non-U.S. Markets. The growth of multi-national firms is precipitating increased antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, government regulation and corporate restructuring activities. These developments help drive demand for our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Technology and Economic Consulting services. The need to store, retrieve and transmit data among different jurisdictions that have different languages, privacy and other laws also drives demand for our technology services. Multinational firms also need to establish global branding, investor relations and communications strategies, which drive demand for our strategic communications services.

•

Growth of Companies in the Developing World. Growth companies in the developing world are seeking access to markets in developed countries. The recognition by such companies that best practice communications advice is a key component in achieving this objective also drives demand for our strategic communications services.

Our Competitive Strengths

We compete primarily on the basis of the breadth of our services, the quality of our work, our geographic reach, our reputation and performance record, our brand recognition, the prominence of our professionals, our ability to staff multiple significant engagements across different disciplines in multiple locations, and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•

Preeminent Practices and Professionals. We believe that our business segments include some of the preeminent practices and professionals in our industry today. In November 2008, The Deal LLC’s Bankruptcy Insider quarterly deal tables ranked our Corporate Finance/Restructuring segment as the top crisis management firm by number of cases. In October 2008, our Strategic Communications segment, FD, was named public relations firm of the year in Asia by Financial Times and Mergermarket. In December 2008, our Technology segment was named a “strong positive” vendor in Gartner Research’s “MarketScope for E-Discovery Software Product Vendors, 2008” report. In August 2008, our Technology segment was recognized as a top provider of electronic discovery software and services in 23 categories of the 2007 Socha-Gelbmann Survey. The Attenex® and Ringtail® e-discovery software offerings garnered 15 of the 23 placements, making 2007 the third consecutive year Attenex has been highly ranked by the Socha-Gelbmann Survey and the second for FTI. Our Economic Consulting segment includes six former chief economists of the Antitrust Division of the Department of Justice, as well as numerous other high-profile academic affiliates, including three Nobel Prize winners.

•

Diversified Revenue Sources. We believe we offer a diversified portfolio of services, which we have organized into five business segments. We began to separately manage our technology business in January 2006 and our Strategic Communications segment was created with the acquisition of the FD group of companies in October 2006. We believe that our broad service offerings and the diversity of our revenue streams help to manage fluctuations due to market conditions in any one of our segments. Currently we have operations across 37 U.S. cities and in 22 foreign countries — the UK, Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, Bahrain, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada, India and the British Virgin Islands. We believe this helps to mitigate the impact on our business of events and changes in a particular service sector or country.

•

Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, global banks, and local, state and national governments and agencies in the U.S. and other countries. Among our top ten clients in 2008 were five nationally recognized law firms, which engaged us to assist with the representation of multiple clients on multiple matters.

•

High Level of Repeat and Referral Business and Attractive, Highly Recurring Financial Model. We derive a substantial portion of our revenues from repeat clients or referrals. Many of our client relationships are long-standing and include multiple contact points within an organization, increasing the depth and continuity of these relationships. We cultivate critical relationships with financial institutions and law firms, which have served as entry points into significant, high-profile and reputation-enhancing engagements. In addition, our Strategic Communications segment has a financial model that includes recurring retainer based engagements. Clients of this segment are typically billed on a project-based billing system that reflects the value added by the business rather than on a time and materials basis.

•

Premium Brand Names with Leading Market Positions. We believe that the FTI brand and the other brands under which we conduct business are some of the most recognized brand names in our industry. In addition, for 2008 we believe we had leading market positions in our Corporate Finance/Restructuring segment based on number of cases as reported in The Deal LLC’s Bankruptcy Insider quarterly deal tables published in November 2008. The reputations of our individually recognized professionals, many of whom are leading members of their respective fields, strengthen our brand and market positions. We also have benefited from our strategy of acquiring leading practitioners and, in select cases, continuing to use their brand names, either independently or coupled with the FTI brand, such as FD, Ringtail®, Attenex®, Compass Lexecon, Cambio Health Solutions and The Schonbraun McCann Group.

•

Strong Cash Flow. Our business model has several characteristics that produce strong cash flows including high margins, with a relatively low level of capital expenditures. Our strong cash flow supports our acquisition and growth strategies and our ability to service our indebtedness.

Our Business Strategy

We build long-term repeat client relationships based on the quality of our services and our reputation and the recognition of our professionals. We provide diverse complimentary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:

•

Leverage Our Relationships and Expertise. We work hard to maintain our existing client relationships and develop new ones. We believe that the strength of our existing client relationships and the quality of our reputation coupled with our recognized industry expertise, successful track record and size are the most critical elements in a decision to retain us. We believe the significant amount of repeat business and referrals that we receive from our clients demonstrates this. We strive to build client relationships on a company-wide basis and encourage cross-selling among our business segments. Many of our professionals are recognized experts in their respective fields. By successfully leveraging our reputation, experience and broad client base and the expertise of our professionals, we expect to continue to obtain engagements from both existing and new clients.

•

Expand the Breadth of Our Services and Geographic Presence. We strive to offer our clients comprehensive solutions to their most complex problems, wherever they are in the world. Increasingly, our clients demand expertise across multiple markets and continents. To meet this demand, we provide our clients with a complete suite of services across all five business segments. We have increased our presence in Europe, Asia, Latin America, the Middle East and other international locations to better serve our clients and to capitalize on markets for our services in those regions.

•

Selectively Acquire Companies and Integrate Our New Professionals and Capabilities. We follow a disciplined approach to executing and integrating acquisitions, targeting those that complement our business strategy or operate in an attractive specialized niche. From 2002 through December 31, 2008, we have completed 38 acquisitions that have enhanced and expanded our businesses. We intend to continue to selectively pursue strategic acquisitions. We seek to integrate acquisitions in a way that fosters organic growth and provides synergies or cross-segment, cross-service or cross-geographic growth opportunities. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.

•

Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2008, we employed 2,523 revenue-generating professionals, many of whom have established and widely recognized names in their respective practice areas. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. To attract and retain highly qualified senior managing directors and managing directors, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements with other highly skilled professionals. We have employment arrangements with many of our senior managing directors and managing directors that include non-competition and non-solicitation obligations.

•

Optimize Utilization and Billing Rates of FTI Professionals who Bill on an Hourly Basis. The professionals in our Corporate Finance/Restructuring, Economic Consulting and Forensic and Litigation Consulting segments primarily bill on an hourly basis. Our goal is to manage growth to maintain high utilization rates rather than intermittently expanding our staff in anticipation of short-term increased demand. We carefully monitor and strive to attain utilization rates that allow us to maintain our profitability, make us less vulnerable to fluctuations in our workload and minimize seasonal factors affecting utilization. A significant number of our professionals have skill sets that allow us to reassign them to new engagements in different business segments or practices within segments as the staffing needs may arise. The nature of our services also allows us to bill premium rates for the services of revenue-generating professionals, which enhances our profitability. As we have expanded our business offerings and our mix of business has changed, utilization has become a less meaningful measure of productivity and profitability, particularly with respect to our Strategic Communications segment, which receives retainer based compensation, and our Technology segment, which also bills on a unit basis or derives revenues from license fees.

•

Build Brand Recognition. We have been investing in our FTI brand and our visibility to reinforce recognition of our brand in the marketplace and plan on continuing to make such expenditures in 2009. Our branding initiatives include investment in corporate sponsorships, such as our recent sponsorship arrangement with Padraig Harrington, which was entered into in the fourth quarter of 2008, strategic placement of print media in specialty journals, brand placement in strategic locations where our clients are likely to congregate, and participation in high profile conferences and seminars. In 2009, we intend to advertise on select network and cable television programs that we believe are of interest to the companies that use or have need of our services. Our professionals are also widely published. For example, one of our Technology segment thought leaders has been instrumental in co-authoring two books on e-discovery practice and has worked closely with the judiciary in helping them craft the federal electronic discovery rules.

Our Employees

Our success depends on our ability to attract and retain our expert professional work force. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. Since December 31, 2007, we increased the number of revenue-generating professionals by approximately 29% to 2,523 and we increased our total number of employees by approximately 33% to 3,378 as of December 31, 2008. We also engage independent contractors to supplement our professionals on client engagements as needed. Most of our professionals have many years of experience in their respective fields of practice, and are well recognized for their expertise and experience. None of our employees are subject to collective bargaining contracts or represented by a union. We believe our relationship with our employees is good.

Employment Agreements

As of December 31, 2008, we had written employment agreements with 174 of our 244 senior managing directors and senior vice presidents in the segments, who we are referring to as SMDs. We do not have written employment agreements with substantially all of our professionals below the SMD level. The employment agreements with our SMDs expire between 2009 and 2018, with 45 SMD agreements expiring in 2011 and 31 SMD agreements expiring in 2012 primarily as a result of our 2006 and 2007 initiatives to renegotiate long-term employment arrangements with certain SMDs who participate in our senior managing director incentive compensation program (SMD IC Program). These long-term employment arrangements and the SMD IC Program are discussed below.

The employment agreements with employees at the SMD and equivalent level generally provide for fixed salary and participation in incentive payment programs (which in some cases may be based on financial measures such as earnings before interest, taxes, depreciation and amortization). They may also provide for long-term equity incentives in the form of stock options or restricted stock awards. In some cases, we extend unsecured general recourse, forgivable loans to professionals. We believe that the loan arrangements enhance our ability to attract and retain senior professionals. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death or disability or termination of employment by us without cause or by the employee with good reason. Our executive officers are not eligible to receive loans and no loans have been made to them.

Generally, our employment agreements with SMDs provide for salary continuation benefits, accrued bonuses and other benefits beyond the termination date if the professional leaves our employ for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of a professional varies depending on whether the person resigned for “good reason” or was terminated by us with “cause,” resigned without “good reason” or was terminated by us without “cause,” died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such professional’s employment agreement). These employment agreements contain non-competition and non-solicitation covenants, which under specified circumstances may extend beyond the expiration or termination of the employment term depending upon the reason for such termination. Under the non-competition covenants, the professional generally agrees not to offer or perform consulting services of the type performed during his employment with us, directly or indirectly through another person or entity, in competition with us, within specified geographic areas, subject, in some cases, to specified exceptions. Generally, such professionals also agree not to solicit business regarding any case, matter or client with or on which such professional worked on our behalf, or to solicit, hire, or influence the departure of any of our employees, consultants or independent contractors. In these employment agreements, the professionals also agree to maintain the confidentiality of our proprietary information and affirm that we are the owners of copyrights, trademarks, patents and inventions developed during the course of their employment.

Senior Managing Director Incentive Compensation Program and Employment Terms

In 2006, we implemented our SMD IC Program, which is designed to align the interests of SMDs with the interests of our company and its stakeholders. As of December 31, 2008, there were 59 SMDs participating in the SMD IC Program from our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Technology and Economic Consulting segments, representing approximately 29%, 28%, 39% and 5% of the total SMDs in each such segment, respectively. Senior management designates the participants in the SMD IC Program subject to approval by the Compensation Committee of our Board of Directors. As current written employment agreements approach their expiration date, as special arrangements entered into with professionals who joined us in connection with acquisitions come to an end, and as part of our annual performance evaluation process, we consider admitting other SMDs (including SMDs in other business segments) into the program. Each year we also evaluate whether current participants should be eligible for additional awards under this program. Our executive officers are not eligible to participate in the SMD IC Program.

The benefits under our SMD IC Program include a cash payment in the form of an unsecured general recourse, forgivable loan. We also provide significant additional payments upon the execution and during the term of the employment agreement in the form of stock options and restricted stock awards or, alternatively, cash payments if we do not have adequate equity securities available under stockholder approved equity plans.

The typical term of an employment agreement under the SMD IC Program is five years. Substantially all of the employment agreements entered into with 26 SMDs in 2006, 25 SMDs in 2007 and eight SMDs in 2008 participating in the SMD IC Program, will expire in 2011, 2012 and 2013, respectively. In an effort to reduce risk, we have included a renewal provision in most of the employment agreements that provides the agreements will renew for one year, from year to year, beginning at the end of their initial terms unless a party provides written notice of non-renewal to the other party at least 90 days prior to the date of the expiration of the initial term or any extended term. Despite the renewal provisions, we could face retention issues at the end of the terms of those agreements and large compensation expenses to secure extensions. The admission of additional SMDs into the SMD IC Program may result in the concentration of expirations in future years. There is no assurance we will enter into new long-term employment agreements with other SMDs, although that is our intention. We intend to admit SMDs from certain other business segments as their current written employment agreements or special arrangements entered into in connection with the hiring of those professionals expire.

We funded unsecured, general recourse forgivable loans in an aggregate amount of approximately $23.0 million in 2006, $22.0 million in 2007 and $7.3 million in 2008 to SMDs admitted into the SMD IC Program. In each of those years we also funded approximately $8.0 million, $13.0 million and $19.0 million, respectively, of unsecured forgivable loans to other key professionals. In February 2009, additional loans in the aggregate amount of $7.9 million were authorized to nine new SMDs who have been designated to join and eight SMDs who have been designated to participate at a higher tier in the SMD IC Program, subject to management’s final discretion whether to admit such SMDs into the program or to a higher tier. We also anticipate funding forgivable loans to new hires and professionals who join us in connection with acquisitions as well as current employees on a case-by-case basis. The amount of forgivable loans we make could be significant.

We awarded stock options to purchase an aggregate of 685,000 shares of our common stock and awarded 99,500 shares of restricted stock in 2006, stock options to purchase an aggregate of 730,000 shares of our common stock and 140,000 shares of restricted stock in 2007, and stock options to purchase an aggregate of 117,000 shares of common stock and 19,620 shares of restricted stock in 2008 to SMDs upon their first joining the SMD IC Program or qualifying to move up to a higher participation tier. We also awarded additional stock options to purchase an aggregate of approximately 42,000 shares of our common stock and approximately 46,000 shares of restricted stock in 2007 and stock options to purchase an aggregate of approximately 61,480 shares of our common stock and approximately 94,840 shares of restricted stock in 2008, in substitution of a portion of such year’s annual bonus payments and as matching equity awards to SMDs participating in the SMD IC Program. In February 2009, awards of stock options exercisable for an aggregate of 219,000 shares of common stock, and 37,500 shares of restricted stock were authorized for award to nine new participants invited to join and eight current participants who qualify for higher participation tiers in the SMD IC Program, subject to management’s final discretion whether to admit such SMDs into the program or to a higher tier. Additional SMD IC Program awards will also be granted in 2009 and years thereafter to previously admitted participants based on each participant’s annual bonus award for the prior bonus year and as SMDs join or move to higher tiers under the program. We also anticipate making equity awards to members of management and other employees during 2009 but are not able to estimate the type and number of shares that will be subject to those awards at this time, although they may be significant.

Marketing and Sales

We rely primarily on our senior professionals to identify and pursue business opportunities. Referrals from clients, law firms and other intermediaries and our reputation from prior engagements are also key factors in securing new business. Our professionals often learn about new business opportunities from their frequent contacts and close working relationships with clients. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff new and large engagements. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them.

We have a staff of nine marketing professionals who are tasked primarily with marketing the services of our Forensic and Litigation Consulting, Strategic Communications and Technology segments. Our segments also directly market their services.

We have been investing in our FTI brand and our visibility to reinforce recognition of our brand in the marketplace and plan on continuing to make such expenditures in 2009. Our branding initiatives include investment in corporate sponsorships, such as our recent sponsorship arrangement with Padraig Harrington, which we entered into in the fourth quarter of 2008, strategic placement of print media in specialty journals, and brand placement in strategic locations where our clients are likely to congregate. In 2009, we intend to advertise on select network and cable television programs that we believe are of interest to the companies that use or have need of our services. We also host and participate in seminars, conferences and other events. These events help us promote brand recognition, discuss events of interest to our clients and target client groups, discuss our company and business segments and facilitate client development. They also strengthen our relationships with existing clients.

Clients

We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, major law firms and local, state and national governments and agencies in the U.S. and other countries throughout the world.

A substantial portion of our revenues are derived from repeat or referral business. In 2008, no single client accounted for more than 10% of our total revenues. No single client accounted for more than 10% of the 2008 revenues of any of our business segments, except for two clients that each accounted for more than 10% of the revenues of our Technology segment business, the loss of which would not have a material adverse effect on FTI and our subsidiaries as a whole but could have a material adverse effect on the Technology segment if that business was not quickly replaced. Among our top ten clients were five nationally recognized law firms, which engaged us to assist with the representation of multiple clients on multiple matters. In some cases, we may have engagements with law firms that represent a larger percentage of our overall revenue or the revenue of a segment; however, each law firm is engaging us on behalf of different clients. For this purpose, we recognize the ultimate client of the law firm as our client.

Competition

Our businesses are highly competitive. Our competitors range from large organizations, such as the global accounting firms and large consulting and software companies that offer a broad range of consulting services, to small firms and independent contractors that provide one or more specialized services. We compete primarily on the basis of institutional and individual reputations, ability to immediately staff a significant engagement, performance record and quality of work, range of services provided, geographic reach and existing client relationships. Our Technology segment, and to a lesser extent our other segments, may also compete on price, although the critical nature of our services, particularly those provided by our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments, typically reduces price to a secondary consideration. Since our businesses depend in a large part on professional relationships, there are low barriers of entry for professionals, including our professionals wanting to work independently, start their own firms or to change employers.

Our Corporate Finance/Restructuring segment primarily competes with global accounting firms and specialty boutiques providing restructuring or merger and acquisition services. Our Forensic and Litigation Consulting segment primarily competes with other large consulting companies with service offerings similar to ours. Our Strategic Communications segment competes against the large public relations firms and boutique merger and acquisition and crisis management communications firms. Our Technology segment primarily competes against consulting and software providers specializing in the discovery of specific electronic information and the management of electronic content. In the past year, new and existing competitors have competed more aggressively against the Technology segment on the basis of price, particularly with respect to hosting and e-discovery services. Our Economic Consulting segment primarily competes with individually recognized economists, specialty boutiques and large consulting companies with service offerings similar to ours.

Some service providers are larger than we are and on any given engagement may have a competitive advantage over us with respect to one or more competitive factors. The smaller local or regional firms, while not offering the range of services we provide, often are able to provide the lowest price on a specific engagement for reasons such as lower overhead costs and proximity to the engagement.

Patents, Licenses and Trademarks

We consider the Ringtail® Casebook™ and Ringtail® Legal™ software and other technologies and software that we acquired in connection with the acquisition of Ringtail in 2005 to be proprietary and confidential. We also consider our TrialMax® comprehensive trial preparation software to be proprietary and confidential. The Ringtail® and TrialMax® software and technology are not protected by patents. We rely upon non-disclosure agreements and contractual agreements and internal controls, including confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information.

In July 2008, we acquired Attenex® and the Attenex® family of products, including Attenex® Patterns® Document Mapper, Attenex® Patterns® Workbench and Attenex® Patterns® Matter Manager, all of which we consider to be proprietary and confidential. We hold 16 U.S. patents and have 14 U.S. patents pending, covering various aspects of Attenex® software products. We also hold three non-U.S. patents issued under the Patent Cooperation Treaty (PCT), 11 non-U.S. patents are pending under the PCT, and 16 additional patent applications are pending in other non-U.S. jurisdictions, covering various aspects of Attenex® software products. We also rely upon non-disclosure, license and other agreements to protect our interests in these products.

We believe that the FTI brand and other brands under which we conduct business are some of the most recognized brand names in our industry. We also have benefited from our strategy of acquiring leading practitioners and, in select cases, continuing to use their brand names, either independently or coupled with the FTI brand, such as FD, Ringtail®, Attenex®, Patterns®, TrialMax®, Compass Lexecon, Cambio Health Solutions and The Schonbraun McCann Group. We have also developed marketing language such as “The Company Behind the Headlines” and “When the Game Changes,” and logos and designs that we have registered or taken steps to register and protect. In some cases, but not all, the trademarks have been registered in the U.S. and/or foreign jurisdictions, or, in some cases, applications have been filed and are pending. In the case of “FTI,” we use the trademark pursuant to a Consent and Coexistence Agreement entered into in May 2003. We believe the steps we take to protect our trademarks and brands are sufficient.

We believe that our non-patented software and intellectual property, particularly some of our process software and intellectual property, are important to our Forensic and Litigation Consulting and Technology segments. We rely upon non-disclosure agreements and contractual agreements and internal controls, including, confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information.

Corporate Information

FTI Consulting, Inc. is a Maryland corporation, incorporated in 1982. We are a publicly traded company with common stock listed on the New York Stock Exchange, or NYSE, under the symbol “FCN.”

Our executive offices are located at 777 Flagler Drive, Suite 1500, West Palm Beach, Florida 33401, telephone no. 561-515-1900. Our website is http://www.fticonsulting.com.

Financial Information on Industry Segments and Geographic Areas

We manage and report operating results through five reportable segments and two geographic areas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 19 in the Notes to Consolidated Financial Statements” for a discussion of revenues, net income and total assets by business segment and revenues for the U.S. and all foreign countries as a group.

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

We make available, free of charge, on or through our website at www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, as well as our other filings with the SEC, as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report on Form 10-K as well as other periodic reports filed with the SEC may also be requested at no charge from our Corporate Secretary, FTI Consulting, Inc. 500 East Pratt Street, Suite 1400, Baltimore, Maryland 21202, telephone no. 410-951-4800.

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

As of December 31, 2008, we had written employment agreements with 174 of our 244 SMDs. These employment agreements expire between 2009 and 2018, with 45 expiring in 2011 and 31 expiring in 2012, primarily because of our 2006 and 2007 initiatives to renegotiate long term employment arrangements with certain SMDs who have been designated as participants in our SMD IC Program. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment well in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the high concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become higher. We cannot assure that we will be able to attract and retain enough qualified professionals to maintain or expand our business. Moreover, competition has been increasing our costs of retaining and hiring qualified professionals, a trend which could adversely affect our operating margins and financial results.

We incur substantial costs to hire and retain our professionals and we expect these costs to continue and grow.

We make unsecured general recourse forgivable loans and grant stock option and restricted stock awards to attract and retain our professional employees. In 2006, we implemented our SMD IC Program, which is designed to align the interests of our professionals with the interests of our company and its stakeholders. The cost of implementing and retaining our SMD IC Program has been significant. Participants receive cash payments in the form of unsecured general recourse forgivable loans. We also make forgivable loans to new hires and professionals who join us in connection with acquisitions as well as current employees on a case-by-case basis. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death or disability or termination by us without cause or by the employee with good reason. We expect to continue issuing significant amounts of unsecured, general recourse, forgivable loans. We also provide significant additional payments under the SMD IC Program in the form of stock options and restricted stock awards or, alternatively, cash if we do not have adequate equity securities available under stockholder approved equity plans. We also anticipate making equity awards to management and other employees during 2009, which we are not able to estimate at this time but they may be significant.

We rely heavily on our executive officers and the heads of our business segments for the success of our business.

We rely heavily on our executive officers and the heads of our business segments to manage our segments and operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and senior managers must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage a large organization. If one or more members of our management team leaves and we cannot replace them with suitable candidates quickly, we could experience difficulty in managing our business properly. This could harm our business prospects, client relationships, employee morale and financial results.

We may not have, or may choose not to pursue, legal recourse against professionals who leave our company to form or join competitors.

Our professionals typically have close relationships with the clients they serve, based on their expertise and bonds of personal trust and confidence. Although our clients generally contract for services with us as a company, and not with individual professionals, in the event that professionals leave, such clients may decide that they prefer to continue working with a professional rather than with our company. Substantially all of our written employment arrangements with our SMDs include non-competition and non-solicitation covenants. These restrictions have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret restrictions on competition narrowly and in favor of employees. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of employees outside of the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates his or her non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or client, or other concerns, outweigh the benefits of any possible legal recovery. We may also decide that our chance of success does not justify the costs of pursuing a legal remedy. Therefore, we may decide not to pursue legal action, even if it is available to us.

Risks Related to Our Operations

If we do not effectively manage the utilization of our professionals our financial results could decline.

If we fail to manage the utilization of our professionals who bill on an hourly basis or maintain or increase the hourly rates we charge our clients for our services, we may experience adverse consequences, such as non- or lower-revenue-generating professionals, the loss of clients and engagements or the inability to appropriately staff engagements. In such event, our financial results may decline. A number of factors affect the utilization of our professionals. Some of these factors are not within our control, including general economic and financial market conditions, the number, size and timing of client engagements, our ability to forecast demand for our services and maintain an appropriate level of professionals, our ability to utilize professionals across segments, acquisitions and the hiring of new professionals and staff vacations. Factors that could negatively affect utilization in our Corporate Finance/Restructuring segment include the completion of bankruptcy proceedings, completion of current engagements, fewer and smaller bankruptcy cases, a strong economy, easy credit availability, low interest rates and a decline in merger and acquisition activity. Factors that could negatively affect utilization in our Forensic and Litigation Consulting segment include the settlement of litigation, fewer and less complex legal disputes, fewer class action suits, completion of engagements, less government regulation or fewer regulatory investigations and the timing of government investigations. Factors that could adversely affect utilization in our Economic Consulting segment include reductions in merger and acquisition activity, fewer regulatory filings and less litigation, reduced antitrust and competition regulation and fewer government investigations and proceedings. Our global expansion into new locations where we are not well known or where demand for our services is not well developed could also contribute to low or lower utilization rates in certain locations.

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

Our Strategic Communications segment derives revenues from fixed monthly fee and retainer based contracts. Factors that could adversely affect our Strategic Communications segment’s revenues include a decline in merger and acquisition activity, fewer event driven crises affecting businesses, fewer public securities offerings and general economic decline that may reduce certain discretionary spending by clients. Our Technology segment derives revenue from recurring licensing fees and the amount of data hosted for a client. Factors that could adversely affect our Technology segment’s revenues include the settlement of litigation and a decline in and less complex litigation proceedings and governmental investigations. In addition, lower priced competition could adversely affect the revenues of these segments.

Our international operations involve special risks.

Primarily as a result of acquisitions, we operate in 22 countries in addition to the U.S. We expect to continue our international expansion, and our international revenues are expected to account for an increasing portion of our revenues in the future. In the year ended December 31, 2008, operations outside of the U.S. accounted for approximately 18% of our total revenues, of which approximately 65% were generated by our Strategic Communications segment.

Our international operations involve financial and business risks that differ from or are in addition to those faced by our U.S. operations, including:

•	cultural and language differences;

•	limited “brand” recognition for FTI in non-U.S. markets;

•	employment laws and rules and related social and cultural factors that could result in lower utilization rates and cyclical fluctuations in utilization and revenues;

•	currency fluctuations between the U.S. dollar and foreign currencies could adversely affect financial and operating results;

•	different regulatory requirements and other barriers to conducting business;

•	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;

•	greater difficulties in managing our non-U.S. operations in certain locations;

•	higher operating costs;

•	longer sales cycles;

•	restrictions or adverse tax consequences for the repatriation of earnings;

•	differing accounting principles and standards;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	different or less stable political and economic environments; and

•	civil disturbances or other catastrophic events that reduce business activity.

If we are not able to quickly adapt to our new geographic markets outside of the U.S., our business prospects and results of operations could be negatively impacted.

Risks Related to Our Client Relationships

If we are unable to accept client engagements due to real or perceived relationship issues, our revenues, growth, client engagements and prospects may be negatively affected.

Our inability to accept engagements from clients or prospective clients, represent multiple clients in connection with the same or competitive engagements, and any requirement that we resign from client engagements may negatively impact our revenues, growth and financial results. While we follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, practices and professionals, such concerns cannot always be avoided. For example, we generally will not represent parties adverse to each other in the same matter. Under federal bankruptcy rules, we generally may not represent both a debtor and its creditors in the same proceeding, and we are required to notify the U.S. Trustee of real or potential conflicts. Even if we begin a bankruptcy-related engagement, the U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential changes in our status as a disinterested party, and order us to resign, which could result in disgorgement of fees. Acquisitions may require us to resign from a current client engagement because of relationship issues that are not currently identifiable. In addition, businesses that we acquire or employees who join us may not be free to accept engagements they could have accepted prior to our acquiring them because of relationship issues.

Claims involving our services could harm our overall professional reputation and our ability to compete and attract business and hire and retain qualified professionals.

Our engagements involve matters that may result in a severe impact on a client’s business, cause the client a substantial monetary loss or prevent the client from pursuing business opportunities. Our ability to attract new clients and generate new and repeat engagements depends upon our ability to maintain a high degree of client satisfaction as well as our reputation among industry professionals. As a result any claims against us involving the quality of our services may be more damaging than similar claims against businesses in other industries.

We may incur significant costs and may lose engagements as a result of claims by our clients regarding our services.

Many of our engagements involve complex analysis and the exercise of professional judgment, including litigation and governmental investigatory matters where we act as experts. Our Technology segment may host or act as a repository for confidential and proprietary client information, the loss or disclosure of which could result in significant losses and damages. Therefore, we are subject to the risk of professional liability. We maintain a limited amount of liability insurance. Any claim by a client or a third party against us could expose us to professional or other liabilities in excess of the amount of our insurance limits. Damages and/or expenses resulting from any successful claims against us, for indemnity or otherwise, in excess of the amount of insurance coverage we maintain, would have to be borne directly by us and could harm our profitability, financial resources and reputation.

Our clients may terminate our engagements with little or no notice and without penalty, which may result in unexpected declines in our utilization and revenues.

Our engagements center on transactions, disputes, litigation and other event-driven occurrences that require independent analysis or expert services. Transactions may be postponed or cancelled, litigation may be settled or be dismissed, and disputes may be resolved, in each case with little or no prior notice to us. If we cannot manage our backlog, our professionals may be underutilized until we can reassign them or obtain new engagements, which can adversely affect financial results.

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

The market for our consulting services is highly competitive. Our competitors range from large organizations, such as the global accounting firms and the large management and financial consulting companies that offer a broad range of consulting services, to small firms and independent contractors that focus on specialized services. Some of our competitors have significantly more financial resources, a larger national or international presence, larger professional staffs and greater brand recognition than we do. Some have lower overhead and other costs and can compete through lower cost service offerings. Since our business depends in large part on professional relationships, our business has low barriers of entry for professionals wanting to start their own firms or work independently. In addition, it is relatively easy for professionals to change employers. If we cannot compete effectively with our competitors or if the costs of competing, including the costs of retaining and hiring professionals, becomes too expensive, our expected revenue growth and financial results may differ materially from our expectations.

We may face competition from parties who sell us their businesses and from professionals who cease working for us.

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their business or assets. The duration of post-employment non-competition and non-solicitation agreements typically range from six- to 12-months. Non-competition agreements with the sellers of businesses or assets that we acquire may continue longer than 12 months. Certain activities may be carved out of or otherwise may not be prohibited by these arrangements. We cannot assure that one or more of the parties from whom we acquire assets or a business and who do not join us or leave our employment will not compete with us or solicit our employees or clients in the future. Such persons, because they have worked for our company or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.

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

Acquisitions also may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;

•	disparate company policies and practices;

•	client relationship issues;

•	decreased utilization during the integration process;

•	loss of key existing or acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial and administrative systems;

•	dilutive issuances of equity securities, including convertible debt securities to finance acquisitions;

•	the assumption of legal liabilities;

•	amortization of acquired intangible assets;

•	future earn-out payments or other price adjustments; and

•	potential write-offs relating to the impairment of goodwill.

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

Strategic acquisitions in the Technology segment may not be accretive in the near term.

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

Acquisition candidates may be reluctant to accept shares of our common stock as purchase price consideration and we may have to issue a greater number of shares due to stock price fluctuations or structure alternative consideration and certain companies we acquire and their principals may negotiate stock price guarantees.

We structure many acquisitions to pay a portion of the purchase price in shares of our common stock. The number of shares issued as consideration is typically based on an average closing price per share of our common stock for a number of days prior to the closing of such acquisition. We believe that payment in the form of FTI shares of common stock provides the acquired entity and its principals with a vested interest in the future success of the acquisition and FTI. The recent extreme volatility of stock markets and the recent decline and volatility of the price per share of FTI common stock may result in acquisition candidates being reluctant to accept our shares as consideration. In such cases, we may have to issue more shares, if stock constitutes part of the consideration, pay the entire purchase price in cash, or negotiate an alternative price structure. The result may be an increase in the cost of an acquisition.

Certain acquisition related agreements contain stock price guarantees that may result in cash payments in the future if our price per share falls below a specified per share market value on the date restrictions lapse. Acquisition candidates may continue to negotiate stock value guarantees, particularly in light of our recent stock price volatility.

Risks Related to Our Business Segments

Changes in capital markets, merger and acquisition activity and legal or regulatory requirements and general economic or other factors beyond our control could reduce demand for our services, in which case our revenues and profitability could decline.

A number of factors outside of our control affect demand for our services. These include:

•	the U.S. and global economy;

•	the U.S. and global financial markets, including the availability, costs and terms of credit;

•	the level of leverage incurred by companies;

•	over-expansion by businesses;

•	merger and acquisition activity;

•	business and management crises;

•	new and complex laws and regulations;

•	other economic and geographic factors; and

•	general business conditions.

For example, our Corporate Finance/Restructuring segment provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. In 2008, as the U.S. and global economic decline took hold and accelerated, we saw an increase in large bankruptcy and restructuring transactions. That reversed the trend that the segment had been experiencing between 2005 and 2007, which saw a decline in large cases and resulted in a greater portion of that segment’s business being comprised of bankruptcy and restructuring engagements involving mid-size companies. In our experience, mid-size bankruptcy and restructuring engagements are more susceptible to cyclical factors such as holidays and vacations and lower utilization during those periods.

Crisis situations that are outside our control also drive demand for the services of our four other business segments. For example, decreases in litigation filings, class action suits and regulatory investigations and settlements of proceedings may adversely affect our Forensic and Litigation Consulting and Technology segments. A decline in mega-merger and acquisition transactions and public stock offerings may adversely affect our Strategic Communications segment. A decline in merger and acquisition activity or mega-acquisitions may adversely affect our Economic Consulting segment, which provides antitrust and competition advice and damages consulting. We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets and business environment could have on our operations. Changes to any of the factors described above as well as other events, including by way of example, continuing contractions of world economies, banking and credit markets and real estate and retail industries, the enactment of tort reform, changes to laws and regulations, including changes to the bankruptcy code and a decline in government enforcement or litigation or monetary damages or remedies that are sought, may have adverse effects on one or more of our segments.

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

Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and clients may not accept billable rate increases, which could result in loss of clients, fee write-offs, reduced revenues and less profitable business.

Our segments are engaged by clients who are experiencing or anticipate experiencing financial distress or are facing complex challenges that could result in financial liabilities. This is particularly true in light of the current economy and the credit and real estate crises. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our Forensic and Litigation Consulting and Economic Consulting segments and with respect to bankruptcy engagements in our Corporate Finance/Restructuring segment. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.

We have received requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We consider these requests on a case-by-case basis. We have been experiencing these types of requests and negotiations more frequently as the economy has deteriorated. In addition, our clients and prospective clients may not accept rate increases that we have recently put into effect or plan to implement in the future. Fee discounts, pressure to not increase or even decrease our rates and less advantageous contract terms, could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that client engagements will be renewed or replaced in a timely manner or if at all, or that engagements will generate the same volume of work or revenues, and be as profitable as past engagements.

The Technology segment provides a high volume of services to certain of its clients. In 2008, two clients of the Technology segment each accounted for more than 10% of that segment’s revenues. The loss of any one of these clients or a substantial decrease in that business could have a material adverse effect on the Technology segment if that business was not quickly replaced. Our Technology segment has recently experienced significant price competition from lower cost competitors.

Our Technology segment faces certain risks, including the risk that (i) its proprietary software products may be subject to technological changes and obsolescence, which would make it more difficult for us to compete, and (ii) we may not effectively protect the intellectual property used by that segment.

The software and products of our Technology segment are subject to rapid technological innovation. There is no assurance that we will successfully develop new versions of our Ringtail® and Attenex® software, or other products. Our software may not keep pace with industry changes and innovation. There is no assurance that new or improved applications or software will compete effectively with the software and technology developed and offered by competitors and will be accepted by our clients. If our Technology segment is unable to develop and offer competitive software and products or is otherwise unable to capitalize on market opportunities, the revenues and growth of the Technology segment and the Company could decline.

The success of our technology business and its ability to compete depends, in part, upon our technology and other intellectual property, including our proprietary Ringtail®, Attenex® and TrialMax® software and other proprietary information and intellectual property rights. We rely on a combination of copyright, trademark, patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. Our Ringtail® and TrialMax® software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some jurisdictions provide less protection for our proprietary rights than the laws of the U.S. Certain Attenex® software is protected by patents granted in the U.S. and foreign jurisdictions. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations and the legal remedies available to us may not adequately compensate us for the damages caused by unauthorized use.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and business operations.

We have a significant amount of indebtedness. As of December 31, 2008, we had total outstanding borrowings of $567.9 million of which $565.0 million is under our 7 5/8% senior notes due 2013, 3 3/4% senior subordinated convertible notes due 2012 and 7 3/4% senior notes due 2016 (collectively, our notes) and $9.2 million of outstanding letters of credit under our senior secured bank revolving credit facility. We have an additional $165.8 million of revolving credit available under our senior secured bank credit facility.

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

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund capital expenditures and acquisitions depends on our ability to generate cash from our operations. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured bank credit facility will be adequate to meet our liquidity needs for the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations, that cost savings and operating improvements will be realized or that future borrowings will be available to us under our senior secured bank credit facility or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness and fund our other cash needs and business growth. We cannot provide assurance that we will be able to obtain additional third party financing or refinance any of our existing indebtedness on commercially reasonable terms or at all, particularly in light of the current economy and credit situation.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our senior secured bank credit facility and the indentures governing our notes do not prohibit the incurrence of additional debt. As of December 31, 2008, we had $175.0 million of revolving availability under our senior secured bank credit facility, subject to $9.2 million of outstanding letters of credit. If new debt is added to both our and our subsidiaries’ current debt levels, the related risks that we and they now face due to our existing debt level could intensify.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive offices located in West Palm Beach, Florida consist of 16,103 square feet under a lease expiring August, 2018. Under various leases expiring through August 2017, we lease 51,340 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We also lease offices to support our operations in 35 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles, San Francisco and Washington, D.C., and we lease office space to support our international locations in 22 countries — the UK, Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, Bahrain, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada, India and the British Virgin Islands. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

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

No matters were submitted to our stockholders for consideration during the fourth quarter ended December 31, 2008.

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

	2008		2007
	High	Low	High	Low
Quarter Ended
March 31	$71.79	$52.20	$35.12	$26.09
June 30	70.99	55.47	38.40	34.42
September 30	74.19	64.86	53.47	38.61
December 31	71.69	41.16	62.78	50.86

Number of Stockholders of Record. As of January 30, 2009, the number of record holders of our common stock was 422.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding stock options and authorized shares of common stock reserved for future issuance under our equity compensation plans as of December 31, 2008. None of the plans have outstanding warrants or rights other than options, except for stock awards, including shares of restricted and unrestricted stock, and deferred stock awards, including stock units and restricted stock units. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in Column (a) of the following table excludes:

•	4,000 shares of common stock issued as unvested stock awards under our 1997 Stock Option Plan, as amended;

•	265,815 shares of common stock issued as unvested stock awards under our 2004 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008);

•	726,647 shares of common stock issued as unvested stock awards under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008);

•

18,750 shares of common stock issued as stock unit awards and restricted stock unit awards under our Deferred Compensation Plan for Key Employees and Non-Employee Directors (as Amended and Restated Effective as of May 14, 2008); and

•

137,895 shares of common stock sold under our 2007 Employee Stock Purchase Plan, as amended (ESPP), and 1,255,735 shares deregistered with the SEC on January 30, 2009 upon termination of our ESPP, which was effective January 1, 2009.

Equity Compensation Plan Information as of December 31, 2008

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands)			(in thousands)
Equity compensation plans approved by our security holders	4,953	(1)	$30.19	702	(2)
Equity compensation plans not approved by our security holders	—		—	—

Total	4,953		$30.19	702

(1)	Includes 1,240,666 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 1997 Stock Option Plan, 1,788,716 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Long-Term Incentive Plan, as amended, and 1,923,607 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Global Long-Term Incentive Plan, as amended.

(2)	Includes (a) 115,390 shares of common stock available for issuance under our 2004 Long-Term Incentive Plan, as amended, including 60,616 shares of common stock available for stock awards; and (b) 586,746 shares of common stock available for issuance under our 2006 Global Long-Term Incentive Plan, as amended, including 252,077 shares of common stock available for stock awards. Does not include 1,338,342 shares of common stock available under our Deferred Compensation Plan for Key Employees and Non-Employee Directors, as amended.

Issuances of Unregistered Securities

As part of the acquisition consideration related to our 2008 acquisitions, we issued an aggregate of 861,671 unregistered shares of our common stock. Below is a discussion of unregistered shares of our common stock issued in connection with acquisitions made in the fourth quarter of 2008, which have not been previously reported in filings with the SEC.

Effective October 28, 2008, we issued an aggregate of 2,300 share of our common stock in payment of $200,000 (Australian Dollars) representing a portion of the purchase price for the acquisition of the capital shares of Kudos Consultants Pty Ltd. Based on the formula in the Purchase Agreement, the $200,000 (Australian Dollars) was converted to approximately $127,310 (US Dollars) by applying an exchange rate of approximately 1.57096 Australian Dollars for one US Dollar (the average exchange rates for the five consecutive trading days prior to the relevant date that the stock is issued (which was determined to be October 28, 2008)). The number of shares issued was determined by dividing (a) $127,310 (US dollars) by (b) $55.344 per share (the average closing price per share of our common stock as reported on the New York Stock Exchange for the five consecutive trading days prior to and including the relevant date that the stock is issued (which was determined to be October 28, 2008)). The 2,300 shares of our common stock were offered, sold and issued without registration in a private placement in reliance on the exemption from registration under Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, in offshore transactions. We did not engage in general solicitation, advertising and directed selling efforts in connection with the offering of these shares of our common stock.

Effective December 31, 2008, we issued an aggregate of 143,086 shares of our common stock in payment of $6,250,000 representing a portion of the purchase price for the acquisition of substantially all of the assets of

CXO L.L.C. The number of shares issued was determined by dividing (a) $6,250,000 by (b) $43.68 per share (the average closing price per share of our common stock as reported on the New York Stock Exchange for the five consecutive trading days prior to and excluding December 31, 2008). The 143,086 shares of our common stock were offered, sold and issued without registration in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We did not engage in general solicitation, advertising and directed selling efforts in connection with the offering of these shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2008 (in thousands except per share amounts).

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (b)
October 1 through October 31, 2008	9	$64.46	—	$50,000
November 1 through November 30, 2008	48	57.30	—	$50,000
December 1 through December 31, 2008	13	43.25	—	$50,000

Total	70		—

(a)	Represents 69,724 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(b)	In October 2003, our Board of Directors initially approved a share repurchase program under which we were authorized to purchase shares of our common stock. From time to time, our Board of Directors has increased the amount of or reauthorized share repurchases under the program. On February 25, 2008, our Board of Directors authorized up to $50.0 million of stock purchases under the stock repurchase program through February 25, 2009. On February 25, 2009, our Board of Directors authorized up to $50.0 million of stock purchases under the stock repurchase program through February 25, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 2008, 2007, and 2006 were audited by KPMG LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 were audited by Ernst & Young LLP, an independent registered public accounting firm. The data below should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing in “ — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “ — Item 8. Financial Statements and Supplementary Data.”

A number of factors have caused our results of operations and financial position to vary significantly from one year to the next and can make it difficult to evaluate period-to-period comparisons because of a lack of comparability. The most significant of these factors are as follows:

Acquisitions

Our results of operations and financial position were impacted by our significant acquisition activities during 2008, 2007, 2006 and 2005. See Note 8 — “Acquisitions” to our consolidated financial statements for more information.

Share-Based Payments

Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share Based Payment,” using the modified prospective transition method under which prior period amounts are not restated for comparative purposes. In 2006, we began to recognize expense associated with all share-based awards based on the grant-date fair value of the awards. As a result of adopting Statement No. 123(R), our results of operations are different than they would have been if we had continued to account for share-based compensation under Accounting Principles Board (APB) Opinion No. 25. See Note 5 — “Share-Based Compensation” to our consolidated financial statements for the financial statement impact.

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

Special Charges

Special charges primarily consist of severance and other contractual employee related costs associated with reductions in workforce. During the third quarter of 2006, we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular, we restructured our Corporate Finance/Restructuring UK operations and consolidated certain of our non-core practices in the U.S., primarily through reductions in workforce. See “ — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Stockholders’ Equity

In October 2007, we closed on a public offering of 4,830,000 shares of the Company’s common stock, which included 630,000 shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares, at a price to the public of $50.00 per share, less the underwriting discount and commissions. The net proceeds of the offering were $231.4 million, after payment of the underwriting discounts, commissions and offering expenses. We used the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
INCOME STATEMENT DATA
Revenues	$1,293,145	$1,001,270	$707,933	$539,545	$427,005

Operating Expenses
Direct cost of revenues	705,611	548,407	389,032	291,592	234,970
Selling, general and administrative expense	330,052	255,238	178,572	127,727	106,730
Special charges	—	—	22,972	—	—
Amortization of other intangible assets	18,824	10,615	11,175	6,534	6,836

	1,054,487	814,260	601,751	425,853	348,536

Operating income	238,658	187,010	106,182	113,692	78,469
Interest income and other	8,685	7,639	2,119	145	313
Interest expense	(41,051)	(43,857)	(28,949)	(15,021)	(6,399)
Litigation settlement (losses) gains, net	(661)	(1,002)	(187)	(1,629)	1,672

Income from continuing operations, before income tax provision	205,631	149,790	79,165	97,187	74,055
Income tax provision	80,196	57,669	37,141	40,819	31,177

Net income	$125,435	$92,121	$42,024	$56,368	$42,878

Earnings per common share — basic	$2.55	$2.14	$1.06	$1.38	$1.02
Earnings per common share — diluted	$2.34	$2.00	$1.04	$1.35	$1.01
Weighted average number of common shares outstanding
Basic	49,193	43,028	39,741	40,947	42,099

Diluted	53,603	45,974	40,526	41,787	42,512

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$191,842	$360,463	$91,923	$153,383	$25,704
Working capital (a)	128,545	280,465	116,490	193,208	60,241
Total assets	2,088,169	1,858,624	1,391,156	959,461	703,827
Long-term debt and capital lease obligations, including current portion and fair value hedge adjustments	569,490	573,425	570,358	348,431	105,000
Stockholders’ equity	1,123,827	972,250	565,100	454,269	496,154

(a)	Working capital is defined as current assets less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2008 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “ — Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements.

Business Overview

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value in difficult and increasingly complex economic, legal and regulatory environments. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges such as bankruptcy, restructuring, credit issues and indebtedness, mergers and acquisitions, interim business management, electronic discovery, management and retrieval of electronically stored information, reputation management and strategic communications. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying client needs.

As of December 31, 2008, we had a total headcount of 3,378 of which 2,523 were revenue-generating professionals. As of December 31, 2008, we had operations across 37 U.S. cities and 22 foreign countries: Argentina, Australia, Bahrain, Belgium, Brazil, the British Virgin Islands, Canada, China (including Hong Kong), Colombia, France, Germany, India, Ireland, Japan, Mexico, Panama, Russia, Singapore, South Africa, Spain, United Arab Emirates, and the United Kingdom (UK).

We report financial results for the following five operating segments:

The Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services relating to turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions (M&A), transaction advisory and interim management.

The Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties around the world with end-to-end forensic and litigation services, including pre-filing assessments, discovery, trial preparation, expert testimony and other trial support services.

The Strategic Communications segment provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting.

The Technology segment provides products, services and consulting to law firms, companies, courts and government agencies worldwide with the principal business focus on the collection, preservation, review and production of electronically stored information.

The Economic Consulting segment provides law firms, companies, government entities and other interested parties with clear analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and internationally.

We derive substantially all of our revenues from providing professional services to both U.S. and global clients. Over the past several years the growth in our revenues and profitability has resulted from the acquisitions we have completed and from our ability to attract new and recurring engagements.

Most of our services are rendered under time and expense arrangements that require the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement we also bill our clients for reimbursable expenses, which may include the cost of producing our work product, and other direct expenses that we incur on behalf of the client, such as travel costs and materials that we purchase to produce presentations for courtroom proceedings. We also render services where the client is required to pay us a fixed monthly fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, clients may also be billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users directly licensing our Ringtail ® and Attenex ® products for installation within their own environments. While our business has evolved over the last several years, seasonal factors, such as the timing of our revenue-generating professionals’ vacations and holidays, continue to impact the timing of our revenues.

Our financial results are primarily driven by:

•	the number of revenue-generating professionals;

•	the utilization rates of the billable professionals we employ;

•	the rate per hour we charge our clients for services;

•	the number and size of engagements we secure;

•	fees from clients on a retained basis; and

•	licensing of our software products and other technology services.

We define EBITDA as operating income before depreciation and amortization of intangible assets plus non-operating litigation settlements. Although EBITDA is not a measure of financial condition or performance determined in accordance with generally accepted accounting principles (GAAP), we believe that it can be a useful operating performance measure for evaluating our results of operations as compared from period to period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and credit rating agencies to value and compare the financial performance of companies in our industry. We use EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee bonuses. We also use EBITDA to value the businesses we acquire or anticipate acquiring. EBITDA is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. This non-GAAP measure should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income.

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, special charges, unallocated corporate expenses and including non-operating litigation settlement gains and losses, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, accounting, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with generally accepted accounting principles, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee incentive compensation. Unallocated corporate expenses include costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include corporate office support costs, human resources, legal, company-wide business development functions, as well as costs related to overall corporate management. In addition, certain accounting and information technology costs are unallocated.

Executive Highlights

	Year Ended December 31,
	2008	2007	% Growth
	(dollars in thousands, except per share amounts)
Revenues	$1,293,145	$1,001,270	29.2%
Earnings per common share — diluted	$2.34	$2.00	17.0%
EBITDA	$282,858	$215,974	31.0%
Net cash provided by operating activities	$199,852	$68,736	190.8%
Total number of employees at December 31,	3,378	2,549	32.5%

We define acquisition growth as the results of operations of acquired companies in the first year following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of acquisitions.

Revenue for the year ended December 31, 2008 increased 29.2% to $1.3 billion, compared to $1.0 billion in the prior year. The Company grew its revenue through organic growth of 17.4% plus contributions from companies acquired. Acquisitions contributed to growth of the Corporate Finance/Restructuring, Forensic and Litigation Consulting, Technology and Strategic Communications segments. The appreciation of the US Dollar against other currencies had the effect of reducing revenue by 1.2% for the full year, mostly in the fourth quarter.

The Company experienced robust growth in the first half of 2008, driven by the confluence of accelerating work related to the global credit crisis, strong merger and acquisition activity and work by the Technology segment on a number of large product liability cases. While the issues surrounding the global credit crisis continued to drive demand for a number of FTI’s services throughout the year, the combination of a precipitous decline in worldwide equity markets, significantly reduced availability of credit, rapidly deteriorating economic conditions and a reduction in the pace of litigation and regulatory investigations caused slower growth in the second half of the year.

EBITDA, as previously defined, increased by $66.9 million, or 31.0%, to $282.9 million compared to $216.0 million in the same period last year. EBITDA was 21.9% of revenue in 2008 compared to 21.6% of revenue in 2007. All operating segments contributed to the EBITDA growth in the period, with a particularly strong contribution from the Corporate Finance/Restructuring segment. Higher margins in the Corporate Finance/Restructuring segment and slower growth of the Company’s unallocated Corporate expenses relative to revenue offset lower margins in other segments.

Earnings per share is $2.34 per diluted share, or a 17% increase over the prior year of $2.00 per diluted share, reflective of the Company’s higher operating earnings partially offset by higher average weighted shares. Included in the calculation of EPS was an increase in the weighted average share count of 7.6 million, or 16.6%, reflecting shares issued in the Company’s Secondary public offering in the fourth quarter of 2007, exercise of stock options, shares issued for acquisitions and increases in the dilution adjustments for the company’s convertible notes and options.

Cash provided by operating activities in 2008 was $199.9 million, an increase of $131.1 million over the prior year, reflective of the Company’s stronger revenues and improved cash collection efforts in 2008. Our fourth quarter collections remained strong despite the changing economic climate. The principal use of cash was to fund the acquisition of sixteen businesses, as discussed below.

Headcount increased by 829, or 32.5% to 3,378 through a combination of hiring to support the growth of the business and the addition of employees who joined the Company through acquired businesses.

Operational Highlights

Organic revenue growth remained strong throughout the year for the Company’s Corporate Finance/Restructuring and Economic Consulting segments, which are benefiting most directly from the current worldwide economic and financial challenges. The Corporate Finance/Restructuring segment continued to be active in restructuring assignments in a growing range of industries being impacted by the global credit crisis such as financial services, retail, automotive and the homebuilding/real estate/construction markets. Segment growth was also enhanced by increasing revenue from the UK restructuring practice, which has gained greater market acceptance, increased headcount and expanded its range of offerings to meet demand for its services. Economic Consulting saw strong demand throughout the year. Early in the year this demand was generated by the need for strategic M&A consulting services, while later in the year demand shifted to stockholder class actions and other economic engagements arising out of the turmoil in the financial markets, as well as accelerating demand for traditional antitrust litigation support in areas such as price fixing and other types of collusive behavior.

The Strategic Communications segment, which is significantly impacted by activity within the capital markets, had a strong first half, as it benefited from engagements related to the credit crisis in addition to M&A projects and growth in revenue from retained clients. However, the financial market collapse and accelerating impact of the global recession caused a decline in capital markets engagements and pressure on fees from retained clients in the second half. The segment was able to partially offset these headwinds in the second half of 2008 with an increase in its financial crisis management assignments, and also benefited from contributions from businesses acquired over the past year to broaden its service offerings and enhance its ability to support clients on a global basis. In addition, the segment was the most impacted by foreign exchange, which reduced the segment’s revenue by 4.6% and operating profit by 3.1% for the year.

The Forensic and Litigation Consulting segment, which relies on litigation and regulatory investigations and proceedings, was negatively impacted by a reduction in demand for their services that began in August and continued to decline over the remainder of the year. Organic growth in Forensic and Litigation Consulting was constrained by lower levels of litigation due to the challenging global economic environment and by the slowdown in regulatory investigations typically associated with the political calendar leading up to the change in Presidential administrations.

The Technology segment experienced an extremely strong first half of 2008, driven by large product liability cases and increasing demand from outside the U.S. as the segment leveraged the growing market awareness of its technology services and processing. Overall growth slowed in the second half due to less demand for M&A driven technology processing and consulting as a result of the economic downturn, and a decrease in certain types of investigative and securities related projects. Profitability in the segment was adversely impacted by an increase in market competition and the discounting of unit based pricing on a global basis as a result of competition and the market’s demand for increasing efficiency for large scale matters in the management, processing, review and production of electronically stored information (ESI). Profitability was also negatively impacted by increased investment in research and development (R&D) by the Technology segment to accelerate new product introductions.

During 2008, we completed sixteen business combinations for a total acquisition cost of $368.9 million, consisting of cash, transaction costs and liabilities assumed of $315.4 million and 861,671 restricted shares of our common stock valued at $53.5 million.

Beyond organic growth, we expand our business through the acquisition of businesses and the hiring of practice groups. Because the talented professionals we seek are highly sought after, the success of our acquisitions is dependent upon structuring transactions that are mutually agreeable to the sellers and ourselves and attracting and retaining the key professionals who represent the intellectual capital within the businesses that we are buying. To achieve these objectives we use a number of different strategies.

In the case of businesses we acquire, we often structure a portion of the purchase price as contingent consideration to be paid to the seller at a later date. The contingent consideration represents the difference between the seller’s and our perceived values of the business based upon our respective performance estimates at the time of acquisition. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the seller based upon the outcome of future financial targets that the seller contemplates in its valuation. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Contingent consideration is recorded as additional purchase price with the adjustment recorded as an increase to goodwill if the contingency is satisfied. Additional consideration related to acquired businesses recorded as an adjustment to goodwill was $52.6 million, $43.1 million, and $17.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Another element of our strategy to attract and retain professionals is to enter into long term employment agreements, typically over a term of five years, the benefits of which include a cash payment in the form of unsecured general recourse, forgivable loans. The forgivable loans are recorded annually as expense by the Company on a pro-rata basis over the term of the loan.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our per share price falls below a specified per share market value on the date the stock restrictions lapse. The future settlement of any contingency related to security price per share will be recorded as an adjustment to additional paid-in capital.

The sixteen acquisitions furthered FTI’s strategy of expanding its range of services and geographical presence and developing industry-focused solutions.

•

A significant focus of acquisition activity was to increase resources in the global real estate and construction industry, where FTI anticipates a growing amount of work coming from the impact of the global credit crisis. The company purchased Rubino McGeehin Consulting Group (RMCG), a consulting company in the construction and government contracts sector; Brewer Consulting, a UK company providing dispute, resolution and procurement services to the construction, engineering, transportation, and oil and gas industries; and The Schonbraun McCann Group (SMG), a leading consulting firm to the real estate industry.

•

FTI’s Technology segment enhanced its proprietary technology through the purchase of Attenex Corporation, a leading e-discovery software provider, and expanded its global footprint through the purchase of San Francisco-based Strategic Discovery Inc., a leader in the litigation discovery industry, which will serve as a bridge into the Asian markets.

•

To further build out its global platform in the UK, we purchased Forensic Accounting LLC (FA), a London-based independent forensic accounting practice. The combination of the FA and Brewer acquisitions with the existing operations in London make it FTI’s second largest office, with approximately 367 professionals across the Strategic Communications, Corporate Finance/ Restructuring, Forensic and Litigation Consulting, and Technology segments. Other acquisitions made outside the US were TSC Brasil, a computer forensics and information technology consultant in the Brazilian and certain other Latin American markets, Thompson Market Services, an investigations practice in China that will help clients protect their brands and intellectual property in that region, and Blueprint Partners, a premier public affairs consultancy in Brussels that gives FTI an initial presence in one of the world’s key regulatory and political centers.

•	Finally, the Strategic Communications segment purchased Kinesis Marketing, a strategic online communications firm, to strengthen its interactive capabilities.

On August 6, 2008, the Company announced that it intended to sell a minority interest in its Technology business through an initial public offering (“IPO”) of a newly formed company and to distribute the remaining shares of the new company to its shareholders within twelve months of completion of the IPO in a spin-off, split-off or a combination of these transactions. However, due to the unprecedented decline and instability of the equity capital markets in the fourth quarter of 2008, the Company announced that it will delay its filing for an IPO of its Technology business.

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

Revenue Recognition. We recognize revenues in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” Revenue is recognized when pervasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed upon rates as work is performed. We recognize revenues from reimbursable expenses in the period in which the expense is incurred.

In our Corporate Finance/Restructuring and Strategic Communications segment we are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We recognize revenues for these arrangements when all the performance-based criteria are met and collection of the fee is reasonably assured.

In our Strategic Communications segment most clients pay us an up front fee that will be earned in fixed amounts over an agreed upon period. These arrangements can be either long-term retainers or based on projects of a short-term nature.

Some clients, primarily in our Corporate Finance/Restructuring segment, pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, when we complete our work. If the client is in bankruptcy, fees for our professional services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work. We make a determination whether to record all or a portion of such holdback as revenue prior to collection on a case-by-case basis.

We record allowances for estimated realization adjustments to the professional service fees of our Corporate Finance/Restructuring segment that are subject to review by bankruptcy courts. We record provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenues when they become known. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the consolidated balance sheets.

We recognize revenue related to sales of our software licenses in our Technology segment using guidance from American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended. Emerging Issues Task Force 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” is considered for those arrangements in our Technology segment with multiple deliverables.

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due and payable by the customer. Substantially all of our software license agreements do not include any acceptance provisions. If an arrangement allows for customer acceptance of the software, we defer revenue until the earlier of customer acceptance or when the acceptance rights lapse.

Additionally, revenues related to the amount of data stored or processed, or the number of pages or images processed, are recognized as the services are provided based on agreed-upon rates.

Allowance for Doubtful Accounts and Unbilled Services. We record an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions imposed by bankruptcy courts. Even if a bankruptcy court approves interim payment of our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for doubtful accounts by reviewing individual client accounts and determining collectability based on discussions with the client, review of historical payment practices and aging analysis. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or the bankruptcy court requires us to refund certain fees that were previously unanticipated, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing significant services, primarily in the Corporate Finance/Restructuring and Strategic Communications segments.

We record an allowance for unbilled services to reflect anticipated fee and discretionary pricing adjustments when they become known, prior to billing the client. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the consolidated balance sheets.

The provision for unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments, estimates of fee reductions that may be imposed by bankruptcy courts and other discretionary pricing adjustments. The provision for doubtful accounts relates to a client’s inability or unwillingness to make required payments, and is recorded as bad debt expense which we classify within selling, general and administrative expense. Bad debt expense totaled $22.5 million, $11.8 million and $8.6 million in 2008, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we test our goodwill and other indefinite lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. We account for our acquisitions under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations”. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements and software.

We test our goodwill using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by segment management. When available and as appropriate, we use comparative market multiples to establish fair values. If comparable market multiples are not available, we estimate fair value using discounted cash flows.

We assess the impairment of our intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant negative industry or economic trend; and or

•	our market capitalization relative to net book value.

As of December 31, 2008, we concluded that our goodwill and other intangible assets were not impaired. During the fourth quarter of 2008 and the through the first two weeks of February 2009, our average stock price declined as compared to the average trading price during the first three quarters of 2008. We attribute the recent stock price decline primarily to industry-wide factors and general market conditions. Our market value per share continues to trade in a range that significantly exceeds our book value per share.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We amortized our acquired intangible assets on a straight-line basis with definite lives over periods ranging primarily from 5 to 15 years.

Share-Based Compensation. Effective January 1, 2006, we adopted FASB Statement No. 123(R) and began to recognize expense in our statement of operations associated with all share-based awards based on the fair value of the award as of the grant date. SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as our stock option and restricted stock plans, be recognized in the financial statements based on their grant date fair value. Under the fair value recognition requirements of SFAS No. 123(R), share-based compensation cost is recognized as expense over the requisite service or performance period of the award. We have elected to use the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123. Restricted stock is measured based on the fair market values of the underlying stock on the dates of grant. The Black-Scholes pricing model requires, various highly judgmental assumptions including volatility and expected option life. The expected volatility and expected life are based on our historical experience. We must also make assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. Stock-based compensation awards may also be issued in connection with the achievement of certain performance targets. We review the likelihood of required performance achievements on a periodic basis and will adjust compensation expense on a prospective basis to reflect any change in estimate to properly reflect compensation expense over the remaining balance of the service or performance period. If factors change and we employ different assumptions in the application of Statement No. 123(R) in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

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

Significant New Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (EITF) affirmed the consensus-for-exposure on Issue No. 08-7, “Accounting for Defensive Intangible Assets” as a consensus with certain revisions (EITF Issue No. 08-7). EITF Issue No. 08-7 states that a defensive intangible asset should be accounted for as a separate unit of accounting at acquisition, not combined with the acquirer’s recognized or unrecognized intangible assets. In addition, it states that a defensive intangible asset should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. This Issue will be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, in order to coincide with the effective date of FASB Statement No. 141(R), “Business Combinations,” discussed below. To the extent that we acquire defensive intangible assets, they will be assigned a useful life and amortized in accordance with this guidance. Currently, we do not own any defensive intangible assets.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement 161, “Disclosures about Derivatives and Hedging Activities” (Statement No. 161), which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities for increased qualitative, quantitative and credit risk factors. As Statement No. 161 only contains disclosure provisions, it will not impact our accounting for derivative transactions. Statement No. 161 will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (Statement No. 157). Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The market participant and exit price approach to valuing nonfinancial assets detailed in Statement No. 157 may impact the values that we assign to nonfinancial assets in future business combinations and may also impact the fair value used in the assessment of goodwill and intangible asset impairment in future years.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (Statement No. 141(R)), which replaces FASB Statement No. 141. Statement No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We are required to adopt Statement No. 141(R) as of our fiscal year beginning January 1, 2009. The key changes in accounting dictated by Statement 141(R) which will affect the accounting for future acquisitions include:

•	the recognition of transaction costs related to a business combination in current period earnings rather than as a capitalized component of the purchase price;

•	the recognition of the fair value of contingent consideration at the acquisition date rather than when the contingency is determinable beyond a reasonable doubt;

•	the subsequent adjustment to fair value at each reporting date of any contingent consideration recognized with an offset to current period earnings; and

•	the subsequent adjustment to deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized in current period earnings.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (Statement No. 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, Statement No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Statement No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$374,504	$261,625	$212,617
Forensic and Litigation Consulting	253,918	217,028	193,287
Strategic Communications	224,481	185,333	40,708
Technology	220,359	162,837	117,230
Economic Consulting	219,883	174,447	144,091

Total revenues	$1,293,145	$1,001,270	$707,933

Operating income
Corporate Finance/Restructuring	$108,013	$70,412	$48,270
Forensic and Litigation Consulting	52,118	53,135	51,671
Strategic Communications	47,287	42,893	12,989
Technology	58,090	55,053	41,549
Economic Consulting	55,123	42,861	30,811

Segment operating income	320,631	264,354	185,290
Unallocated corporate expenses	(81,973)	(77,344)	(56,136)
Special charges	—	—	(22,972)

Operating income	238,658	187,010	106,182

Other income (expense)
Interest income and other	8,685	7,639	2,119
Interest expense	(41,051)	(43,857)	(28,949)
Litigation settlement losses, net	(661)	(1,002)	(187)

	(33,027)	(37,220)	(27,017)

Income before income tax provision	205,631	149,790	79,165
Income tax provision	80,196	57,669	37,141

Net income	$125,435	$92,121	$42,024

Earnings per common share — basic	$2.55	$2.14	$1.06
Earnings per common share — diluted	$2.34	$2.00	$1.04

Reconciliation of Operating Income to EBITDA:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Operating income	$238,658	$187,010	$106,182
Add back: depreciation	26,037	19,351	13,197
Add back: amortization of other intangible assets	18,824	10,615	11,175
Litigation settlement losses, net	(661)	(1,002)	(187)

EBITDA	282,858	215,974	130,367
Add back: special charges	—	—	22,972

Adjusted EBITDA	$282,858	$215,974	$153,339

Year Ended December 31, 2008 compared to December 31, 2007

Revenue

Revenues increased $291.9 million or 29.2% to $1.3 billion in 2008 from $1.0 billion in 2007. Revenue growth from acquisitions was approximately $118.5 million, or 11.8%. Organic revenue growth was $173.4 million, or 17.4%. Acquisition growth included the revenue from the sixteen businesses acquired in 2008 by the Corporate Finance/Restructuring, Forensic and Litigation Consulting, Technology and Strategic Communications segments as well as a partial year’s revenue from six businesses acquired by the Strategic Communications segment in 2007. The organic revenue growth was led by the Corporate Finance/Restructuring and Economic Consulting segments, both of which are benefiting directly and indirectly from the current economic and financial challenges and revenue growth from the Technology segment, driven by large product liability engagements in 2008. See “Segment Results” for an expanded discussion of segment revenue.

Segment Operating Income

Segment operating income increased $56.2 million, or 21.3%, to $320.6 million in 2008 from $264.4 million in 2007 including growth from acquisitions of $12.2 million, or 4.6%. Four of our segments improved versus the prior year, led by strong revenue performance within the Corporate Finance/Restructuring and Economic Consulting segments. Forensic and Litigation Consulting operating income was relatively flat to the prior year, impacted by a slowdown in the second half of the year and higher short-term costs related to acquisition integration. Segment SG&A expense increased by $70.2 million to $248.1 million or 19.2% of revenues in 2008 as compared to $177.9 million or 17.8% of revenue in 2007, including acquired company SG&A, higher investment in research and development costs to support our Technology business, higher infrastructure support and facility costs to support our organic growth and slightly higher bad debt expense at 1.7% of revenue in 2008 versus 1.2% of revenue in 2007.

Amortization expense, a component of operating income increased by $8.2 million to $18.8 million versus $10.6 million in 2007 as a result of newly acquired amortizable intangible assets, including customer relationships, software, and non-competition agreements for our sixteen acquired businesses.

See “Segment Results” for an expanded discussion of segment operating income.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $4.7 million, or 6.0%, to $82.0 million in 2008 from $77.3 million in 2007. The increase was primarily due to the following:

•	Net compensation cost increased $1.7 million primarily due to the hiring of additional corporate employees to support our growing organization;

•

Professional services increased $1.4 million primarily due to transaction related expenses, partially offset by lower legal services related to the global tax planning initiative completed in 2007; and

•	Rent and occupancy expenses increased $1.2 million primarily due to expansion of our corporate facilities to support our growing organization.

Interest Income and Other

Interest income and other increased $1.1 million, to $8.7 million in 2008 from $7.6 million in 2007. The increase is primarily due to a net foreign exchange gain of $1.8 million largely related to the remeasurement of our British pound denominated debt and liabilities on U.S. entities and U.S. dollar cash balances held by foreign entities. These gains were partially offset by the remeasurement of U.S. dollar denominated intercompany payables on foreign entities.

Interest expense

Interest expense decreased $2.8 million, to $41.1 million in 2008 from $43.9 million in 2007. The decrease was primarily due to the favorable impact of lower interest rates on our variable interest rate hedge contracts and slightly lower debt balances in 2008.

Income tax provision

Our effective tax rate for 2008 increased to 39.0 % from 38.5% in 2007. The increase in rate is primarily due to a non-recurring benefit that was recognized in 2007 related to a change in our international tax structure that reduced the amount of foreign earnings that will be subject to U.S. federal income tax.

Year Ended December 31, 2007 compared to December 31, 2006

Revenue

Revenues for 2007 increased $293.3 million, or 41.4%, to $1.0 billion in 2007 from $0.7 billion in 2006. Revenue growth from acquisitions was approximately $157.4 million, or 22.2%. Organic revenue growth was $135.9 million or 19.2%. Organic revenue growth was lead by the Corporate Finance/Restructuring and Technology segments, followed by the Economic Consulting segment. The Corporate Finance/Restructuring segment revenue growth was driven by an increase in transaction advisory and healthcare consulting revenue. Organic revenue growth in the Technology segment was driven by accelerating global demand for e-discovery software and professional services coupled with high processing volumes related to investigations, antitrust matters and product liability engagements. The growth in Economic Consulting revenue was driven by consulting associated with several large antitrust engagements and mergers and acquisitions. See “Segment Results” for an expanded discussion of segment revenue.

Segment Operating Income

Segment operating income increased $79.1 million, or 42.7%, to $264.4 million in 2007 from $185.3 million in 2006. Segment operating income growth from acquisitions was $37.6 million, or 20.3%. Organic operating income growth was $41.5 million, or 22.4%. Organic operating income growth was lead by the Corporate Finance/Restructuring segment, followed by the Technology and Economic Consulting segments. See “Segment Results” for an expanded discussion of segment operating income.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $21.2 million, or 37.8%, to $77.3 million in 2007 from $56.1 million in 2006. The increase was primarily due to the following:

•	Salaries, bonuses and benefits increased $7.6 million primarily as a result of hiring additional corporate employees to support our growing organization;

•

Stock based compensation expense increased $3.9 million as a result of an increase in the amount of stock-based incentives that were awarded in March 2007, the acceleration of certain market-based awards and the increase in participation in our employee stock purchase plan;

•

Professional services increased $3.8 million due primarily to the expense associated with legal, tax and other external consulting services related to our global tax planning initiative completed during the year, and our continuing efforts to upgrade our accounting and reporting systems to more efficiently handle the complex reporting needs of an international organization;

•	Travel, meals and entertainment expense increased $2.9 million primarily related to the increase in corporate travel; and

•	Marketing expense increased $2.0 million related to activities to promote our organization.

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

These actions had the impact of reducing total headcount by 61, including 51 of our revenue-generating professionals. We reduced the number of revenue-generating professionals by 11 in our Forensic and Litigation Consulting segment, by 21 in our Corporate Finance/Restructuring segment and by 19 in our Economic Consulting segment. We expect to make cash payments in connection with the reduction in workforce through 2009.

Special charges by segment for the year ended December 31, 2006 were as follows:

(in thousands)	2006
Forensic and Litigation Consulting	$9,890
Corporate Finance/Restructuring	7,740
Economic Consulting	4,148
Corporate	1,194

Total Company	$22,972

Interest Income and Other

Interest income and other increased $5.5 million, to $7.6 million in 2007 from $2.1 million in 2006. Interest income on forgivable loans accounted for $3.1 million of the increase. Interest forgiven related to loans made to employees under our senior managing director incentive compensation program was reclassified from interest income to compensation expense in 2007. This reclassification had no impact on our pre-tax income, net income or earnings per share; however, it did result in an increase in direct costs of revenues and interest income in 2007. In addition, interest income increased $2.5 million in due to higher cash and cash equivalent balances available for investment in 2007. The additional interest earned on cash and cash equivalents was due to the investment of the proceeds from the public stock offering in the fourth quarter of 2007.

Interest Expense

Interest expense increased $14.9 million to $43.9 million in 2007 from $28.9 million in 2006. The increase was primarily due to the issuance of $215 million in principal amount 7 3/4% notes in October 2006.

Income tax provision

Our effective tax rate decreased from 46.9% in 2006 to 38.5% in 2007. Approximately one-third of the rate decrease was attributable to the implementation of a tax planning strategy that substantially reduced the amount of foreign earnings that were subject to U. S. federal income tax. The balance of the decrease was due to a reduction in state income taxes, primarily due to legislative changes and a decrease in nondeductible expenses as a percentage of pre-tax income.

SEGMENT RESULTS

Segment EBITDA

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, special charges, unallocated corporate expenses and including non-operating litigation settlement gains and losses, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, accounting, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with generally accepted accounting principles, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee incentive compensation. Unallocated corporate expenses include costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include corporate office support costs, human resources, legal, company-wide business development functions, as well as costs related to overall corporate management. In addition, certain accounting and information technology costs are unallocated.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Segment operating income	$320,631	$264,354	$185,290
Add back: depreciation	20,342	14,582	9,101
Add back: amortization of other intangible assets	18,824	10,615	11,175
Less: Non-operating litigation settlement losses, net	(436)	(798)	(735)

Total Segment EBITDA	$359,361	$288,753	$204,831

Other Segment Operating Data

	Year Ended December 31,
	2008	2007	2006
Number of revenue-generating professionals: (at period end)
Corporate Finance/Restructuring	669	406	322
Forensic and Litigation Consulting	639	430	388
Strategic Communications	592	538	424
Technology	359	344	256
Economic Consulting	264	236	206

Total revenue-generating professionals	2,523	1,954	1,596

Utilization rates of billable professionals: (1)
Corporate Finance/Restructuring	75%	80%	77%
Forensic and Litigation Consulting	70%	75%	78%
Economic Consulting	83%	85%	80%

Average billable rate per hour: (2)
Corporate Finance/Restructuring	$434	$409	$400
Forensic and Litigation Consulting	340	321	305
Economic Consulting	446	412	386

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

(2)	For engagements where revenues are based on number of hours worked by our billable professionals, average billable rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period. We have not presented an average billable rate per hour for our Technology segment and Strategic Communications segment as most of the revenues of these segments are not generated on an hourly basis.

CORPORATE FINANCE/RESTRUCTURING

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands, except rate per hour)
Revenues	$374,504	$261,625	$212,617

Operating expenses:
Direct cost of revenues	208,170	149,955	126,160
Selling, general and administrative expense	54,759	41,096	35,536
Amortization of other intangible assets	3,562	162	2,651

	266,491	191,213	164,347

Segment operating income	108,013	70,412	48,270
Litigation settlement losses	—	(526)	(730)
Add back: depreciation and amortization of intangible assets	6,165	1,743	3,974

Segment EBITDA	$114,178	$71,629	$51,514

Gross profit margin (1)	44.4%	42.7%	40.7%
Segment EBITDA as a percent of revenues	30.5%	27.4%	24.2%
Number of revenue generating professionals (at period end)	669	406	322
Utilization rates of billable professionals	75%	80%	77%
Average billable rate per hour	$434	$409	$400

(1)	Revenues net of direct costs, as a percentage of revenues

Year ended December 31, 2008 compared to December 31, 2007

Revenues increased $112.9 million, or 43.1%, to $374.5 million in 2008 from $261.6 million in 2007. Revenue growth from acquisitions was approximately $33.1 million, or 12.6%. Our 2008 acquisitions were primarily focused on the addition of a general advisory real estate subpractice. Organic revenue growth was $79.8 million, or 30.5%. Excluding the estimated impact of foreign currency translation of $2.3 million, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue growth would have been approximately 31.4%. The demand for restructuring consulting was strong in 2008 due to continued instability in the sub-prime mortgage, automotive, monoline insurers, financial institution and housing related markets. The key drivers of the organic revenue growth were an increase in chargeable hours due to the addition of approximately 100 revenue generating professionals in 2008 and to a lesser extent bill rate increases that went into effect in the first quarter of 2008. While professional staff utilization increased for much of the segment, a decline in utilization in our Transaction Advisory and our general advisory Real Estate subpractices caused by the market dislocation in the latter half of 2008 resulted in a year over year decline in the total segment utilization rate.

Gross profit margin increased 1.7 percentage points to 44.4% in 2008 from 42.7% in 2007. The improvement in gross profit margin was primarily due to a higher level of success fees and improved leverage from a favorable staff mix in 2008.

Selling, general and administrative (SG&A) expense increased $13.7 million to $54.8 million in 2008 from $41.1 million in 2007. As a percentage of revenue, SG&A was 14.6% in 2008, down favorably from 15.7% in 2007. The increase in SG&A expense in 2008 was primarily due to $7.0 million from businesses acquired in 2008, higher travel expenses and facility costs and higher bad debt expense, at 1.8% of revenue versus 1.6% in the prior year.

Amortization expense increased by $3.4 million in 2008 to $3.6 million from $0.2 million in 2007. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in a business combination completed in the second quarter of 2008.

Segment EBITDA increased $42.6 million, or 59.4%, to $114.2 million in 2008 from $71.6 million in 2007. Acquisitions accounted for approximately $6.8 million of the increase. The remaining increase in segment EBITDA was primarily due to organic revenue growth at improved margins. Segment EBITDA as a percent of revenues improved 3.1 percentage points to 30.5% in 2008 from 27.4% in 2007. Segment EBITDA as a percent of revenues improved due to a higher gross profit margin in 2008 and a decrease in SG&A expense as a percent of revenues.

Year Ended December 31, 2007 compared to December 31, 2006

Revenues increased $49.0 million, or 23.0%, to $261.6 million in 2007 from $212.6 million in 2006. All of the revenue growth in 2007 was organic revenue growth. Revenue growth was primarily due to increased revenue from our transaction advisory services and healthcare sub-practices.

Gross profit margin increased 2.0 percentage points to 42.7% in 2007 from 40.7% in 2006. The increase in gross profit margin was due to an improvement in the Corporate Finance marketplace which resulted in increased revenue and improved leverage. In addition, we realized the benefit of certain actions we took in the third quarter of 2006 to restructure our underperforming operations.

SG&A expense increased $5.6 million to $41.1 million in 2007 from $35.5 million in 2006. The primary drivers of the increase were a $1.8 million increase in recruiting costs, a $1.8 million increase in bad debt expense and a $1.5 million increase in rent and occupancy costs.

Segment EBITDA increased $20.1 million, or 39.0%, to $71.6 million in 2007 from $51.5 million in 2006. This increase was primarily due to revenue growth at improved gross profit margins. Segment EBITDA as a percent of revenue improved 3.2 percentage points to 27.4% in 2007 from 24.2% in 2006. This increase was the result of a higher gross profit margin in 2007 and a decrease in SG&A expense as a percent of revenues.

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

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands, except rate per hour)
Revenues	$253,918	$217,028	$193,287

Operating expenses:
Direct cost of revenues	148,310	119,282	104,091
Selling, general and administrative expense	50,597	42,509	35,740
Amortization of other intangible assets	2,893	2,102	1,785

	201,800	163,893	141,616

Segment operating income	52,118	53,135	51,671
Litigation settlement losses	—	(175)	(5)
Add back: depreciation and amortization of intangible assets	5,375	4,332	3,640

Segment EBITDA	$57,493	$57,292	$55,306

Gross profit margin (1)	41.6%	45.0%	46.1%
Segment EBITDA as a percent of revenues	22.6%	26.4%	28.6%
Number of revenue generating professionals (at period end)	639	430	388
Utilization rates of billable professionals (2)	70%	75%	78%
Average billable rate per hour (2)	$340	$321	$305

(1)	Revenues net of direct costs, as a percentage of revenues

(2)	The calculation for utilization and average billable rate per hour excludes the impact of revenue billed on an other than time and materials basis and the impact of certain newly acquired businesses.

Year Ended December 31, 2008 compared to December 31, 2007

Revenues increased $36.9 million, or 17.0%, to $253.9 million in 2008 from $217.0 million in 2007. Revenue growth from acquisitions was approximately $31.2 million, or 14.4%. Our acquisitions were focused on expansion both domestically and internationally of our existing lines of business, primarily in construction services, investigations and forensic accounting. Organic revenue growth was $5.7 million, or 2.6%. Organic revenue growth from our North American consulting practice was approximately $5.8 million with continued strength in both investigation and dispute driven projects for regulated industries (e.g. pharmaceutical, healthcare and insurance). Organic revenue growth from our Latin American Investigations business was approximately $4.9 million due to global demand for our Foreign Corrupt Practices Act investigations, general fraud investigations and business intelligence services. Our construction services group had organic revenue growth of approximately $3.8 million due to additional headcount and higher utilization. Offsetting this revenue growth was a decline in organic revenue from Trial Services of approximately $6.0 million. Utilization is down significantly in Trial Services as a result of fewer large litigation matters in 2008 prompted by the current economic environment. In addition, our Asia Pacific practice has experienced a decline in organic revenue of approximately $2.8 million. Our financial institution clients have been impacted by the U.S. economic downturn and credit crisis resulting in less investigative due diligence work in Asian markets.

The number of revenue generating professionals increased by 209 in 2008 primarily due to professionals added as a result of acquisitions. The average billable rate per hour increased due to yearly billing rate increases that took place in September 2007 and September 2008 and some slight effect of a differing mix of professionals utilized.

Gross profit margin decreased by 3.4 percentage points to 41.6% in 2008 from 45.0% in 2007. Acquisitions contributed 1.5 percentage points to the decline due to higher short term integration expenses, including facility costs and retention payments. In addition, market pressures in Asia Pacific and Europe similar to those experienced in the U.S. impacted these acquired businesses. The gross profit margin on our legacy business declined approximately 1.9 percentage points in 2008 primarily due to lower utilization.

SG&A expense increased $8.1 million to $50.6 million in 2008, from $42.5 million in 2007. As a percentage of revenue, SG&A was almost flat at 19.9% compared to 19.6% in 2008 and 2007, respectively. The increase in SG&A expense in 2008 was primarily due to $6.5 million from businesses acquired in 2008, and higher bad debt expense at 2.0% of revenue versus 1.6% in the prior year.

Segment EBITDA increased $0.2 million, or 0.4%, to $57.5 million in 2008 from $57.3 million in 2007. Acquisitions accounted for an increase in EBITDA of approximately $3.2 million. The remaining $3.0 million decrease in segment EBITDA was primarily due the lower gross profit margin in 2008. Segment EBITDA as a percent of revenues decreased 3.8 percentage points to 22.6% in 2008 from 26.4% in 2007 due to the lower gross profit margin in 2008 and acquisition integration costs.

Year Ended December 31, 2007 compared to December 31, 2006

Revenues increased $23.7 million, or 12.3%, to $217.0 million in 2007 from $193.3 million in 2006. The primary driver of revenue growth in 2007 was additional revenue from acquired businesses, which accounted for approximately $21.1 million of the revenue growth year-over-year. During 2007, we experienced a decline in active large complex litigation matters and governmental and regulatory investigations which weakened demand for our forensic accounting and litigation services. Strong client demand for our business intelligence and investigative services partially offset this impact.

The number of revenue-generating professionals increased by 42 over 2006, with approximately 40 professionals added as a result of acquisitions. The average billable rate per hour increased due to yearly billing rate increases that took effect in September 2006 and 2007.

Gross profit margin decreased 1.1 percentage points to 45.0% in 2007 from 46.1% in 2006. The decrease in gross profit margin was primarily the result of the implementation of a comprehensive long-term incentive plan to promote the retention of senior managing directors, which resulted in an increase in share-based compensation and forgivable loan expense in 2007.

SG&A expense increased $6.8 million to $42.5 million in 2007 from $35.7 million in 2006. SG&A expense from acquisitions was $3.7 million. Excluding the impact of acquisitions, SG&A expense increased $3.1 million primarily due to higher occupancy costs in 2007.

Segment EBITDA increased $2.0 million, or 3.6%, to $57.3 million in 2007 from $55.3 million in 2006. Acquisitions accounted for approximately $6.4 million of the increase. Excluding acquisitions, segment EBITDA decreased $4.4 million due to a lower gross profit margin in 2007 and an increase in SG&A expense driven by higher occupancy costs. Segment EBITDA as a percent of revenue decreased 2.2 percentage points to 26.4% in 2007, from 28.6% in 2006. The growth of SG&A expenses at a greater rate than revenue growth in 2007, coupled with a lower gross profit margin, caused a decline in Segment EBITDA as a percent of revenue in 2007.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2008	2007	2006 (2)
	(dollars in thousands)
Revenues	$224,481	$185,333	$40,708

Operating expenses:
Direct cost of revenues	125,150	97,377	18,372
Selling, general and administrative expense	46,980	41,409	8,610
Amortization of other intangible assets	5,064	3,654	737

	177,194	142,440	27,719

Segment operating income	47,287	42,893	12,989
Litigation settlement losses	(201)	(97)	—
Add back: depreciation and amortization of intangible assets	8,078	6,030	1,184

Segment EBITDA	$55,164	$48,826	$14,173

Gross profit margin (1)	44.2%	47.5%	54.9%
Segment EBITDA as a percent of revenues	24.6%	26.3%	34.8%
Number of revenue generating professionals (at period end)	592	538	424

(1)	Revenues net of direct costs, as a percentage of revenues.

(2)	The Strategic Communications segment was formed as a result of the acquisition of FD in October 2006.

Year Ended December 31, 2008 compared to December 31, 2007

Revenues increased $39.1 million, or 21.1%, to $224.5 million in 2008 from $185.3 million in 2007. Revenue growth from acquisitions was approximately $31.3 million, or 16.9%. Organic revenue growth was $7.8 million, or 4.2%. Excluding the estimated impact of foreign currency translation of $8.6 million, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue growth would have been approximately 8.9%. Organic revenue growth was driven by an increase in retained revenues of approximately $2.7 million (including a growing contribution from offices outside of the core UK and U.S. operations) and an increase in direct costs passed through to clients of approximately $4.0 million. Project based revenue increased approximately $1.1 million from the prior year. The decline in the M&A activity and collapse in the IPO markets, particularly in the UK and Ireland, resulted in less project based capital markets work in 2008. However, the decline in M&A work was offset by our engagement on a series of major financial crisis management projects during the year.

Gross profit margin decreased 3.3 percentage points to 44.2% in 2008 from 47.5% in 2007. Excluding the impact of acquisitions, which positively impacted the gross profit margin by approximately 1.1 percentage points, the decline in gross profit margin was due to a combination of the decline in higher margin capital markets projects as a proportion of total revenue, an increase in lower margin pass through revenues as a proportion of total revenue and higher employee related expenses.

SG&A expense increased $5.6 million to $47.0 million in 2008 from $41.4 million in 2007. As a percentage of revenue, SG&A was 20.9% in 2008, down favorably from 22.3% in 2007. The increase in SG&A expense in 2008 was primarily due to $5.0 million from businesses acquired in 2008. Excluding the impact of acquisitions, SG&A expense increased $0.6 million, including a positive impact from foreign currency translation of approximately $2.4 million. The increase before the impact of foreign currency translation included a $1.7 million provision for the settlement of a litigation case related to the bankruptcy of a past client, and higher facility costs and slightly higher bad debt expense, at 0.9% of revenue versus 0.6% in the prior year.

Amortization of intangible assets increased $1.4 million to $5.1 million in 2008 from $3.7 million in 2007. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in business combinations completed in 2008 and the second half of 2007.

Segment EBITDA increased $6.3 million, or 13.0%, to $55.2 million in 2008 from $48.8 million in 2007. Segment EBITDA from acquisitions was approximately $11.2 million. Excluding acquisitions, segment EBITDA declined $4.9 million due to a lower gross profit margin in 2008 and the negative impact of foreign currency translation of approximately $1.5 million. Segment EBITDA as a percent of revenues decreased 1.7 percentage points to 24.6% in 2008 from 26.3% in 2007. Acquisitions and SG&A expense reductions positively impacted Segment EBITDA as a percent of revenues, partially offsetting the impact of a lower gross profit margin on organic revenues and the provision for the settlement of a litigation case.

The number of revenue generating professionals increased by 54 over 2007, with approximately 67 professionals added as a result of acquisitions.

Year Ended December 31, 2007 compared to December 31, 2006

The Strategic Communications segment was formed as a result of the acquisition of FD in October 2006. Due to the timing of the acquisition, the results for the year ended December 31, 2006 are for a three month period.

Revenues increased $144.6 million, or 355.3%, to $185.3 million in 2007 from $40.7 million in 2006. Revenue growth from acquisitions was approximately $133.6 million, or 328.2%. Organic revenue growth was approximately $11.0 million, or 27.1%. The organic revenue growth was due to an increase in project based revenue related to mergers and acquisitions and initial public offerings and an increase in direct costs passed through to clients. Fluctuations in exchange rates, primarily due to the weakening of the U.S. dollar relative to the British pound, accounted for approximately $1.7 million of the organic revenue growth.

Gross profit margin decreased 7.4 percentage points to 47.5% in 2007 from 54.9% in 2006. The decrease in gross profit margin was primarily due to the timing of the recognition of incentive compensation in 2006 and a higher level of direct costs passed through to and incurred on behalf of clients in 2007. No incentive compensation was recorded in the fourth quarter of 2006 per the terms of the acquisition agreement.

SG&A expense increased $32.8 million to $41.4 million in 2007 from $8.6 million in 2006. Acquisitions accounted for $31.9 million of the increase. Excluding the impact of acquisitions, SG&A expense increased $0.9 million due to an increase in overhead staff and marketing expenses to support the growth in this segment.

Segment EBITDA increased $34.6 million, or 244.5%. to $48.8 million in 2007 from $14.2 million in 2006. Acquisitions accounted for $36.5 million of the increase. Excluding acquisitions, segment EBITDA decreased $1.8 million, primarily due to higher incentive compensation in 2007. Correspondingly, segment EBITDA as a percent of revenues declined by 8.5 percentage points to 26.3% in 2007 from 34.8% in 2006 points primarily due to the lower gross profit margin in 2007.

The number of revenue-generating professionals increased by 114 over 2006, with approximately 90 professionals added as a result of acquisitions.

TECHNOLOGY

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Revenues	$220,359	$162,837	$117,230

Operating expenses:
Direct cost of revenues	87,659	75,619	51,926
Selling, general and administrative expense	69,586	30,920	22,471
Amortization of other intangible assets	5,024	1,245	1,284

	162,269	107,784	75,681

Segment operating income	58,090	55,053	41,549
Litigation settlement losses	(235)	—	—
Add back: depreciation and amortization of intangible assets	15,651	7,868	5,416

Segment EBITDA	$73,506	$62,921	$46,965

Gross profit margin (1)	60.2%	53.6%	55.7%
Segment EBITDA as a percent of revenues	33.4%	38.6%	40.1%
Number of revenue generating professionals (at period end)	359	344	256

(1)	Revenues net of direct costs, as a percentage of revenues

Year Ended December 31, 2008 compared to December 31, 2007

Revenues increased $57.5 million, or 35.3%, to $220.4 million in 2008 from $162.8 million in 2007. Revenue growth from acquisitions was $22.8 million, or 14.0%. Organic revenue growth was $34.7 million, or 21.3%. Organic revenue growth was driven by an increased volume of unit based revenue and other sales in our software-as-a-service (‘SaaS”) business primarily attributable to product liability engagements. Unit based revenue is defined as revenue billed on a per item, per page or some other unit based method and includes revenue from data processing and storage, software usage and software licensing. In the second half of 2008 we experienced softness in demand for M&A related technology processing services and consulting services and a decrease in certain fact finding projects as a result of the general economic downturn. In addition, the market’s demand for increased efficiency in large scale management, processing, review and production of electronically stored information (ESI) and increased competition has resulted in lower unit based pricing.

Gross profit margins increased by 6.6 percentage points to 60.2% in 2008 from 53.6% in 2007. In 2008, all R&D expenses were classified as SG&A expense. However, in 2007 approximately $5.3 million of R&D expense was included under direct costs. On a comparable basis, 2007 gross profit margins would have been 56.8% yielding an increase of 3.4 percentage points from 2007 to 2008. Of this increase, acquisitions accounted for 1.0 percentage points. The remaining 2.4 percentage point increase was due to favorable impacts from unit volume increases and a more profitable mix as the business generated proportionally more higher-margin unit-based revenue, even though impacted by the unfavorable impact of unit-based pricing declines.

SG&A expense increased $38.7 million to $69.6 million in 2008, or 31.6% of revenue in 2008 versus 19.0% of revenue in 2007. $15.7 million of the increase related to R&D spending in support of our Ringtail® and Attenex® products. The remaining increase in SG&A included $11.6 million of increased infrastructure spending to support our growing domestic and international customer base, including investments in customer support, sales, marketing, human resource and finance functions, $7.9 million related to current year acquisitions, and $2.3 million of higher bad debt expense at 2.2% of revenue versus 1.3% in the prior year.

Amortization of intangible assets increased $3.8 million to $5.0 million in 2008 from $1.2 million in 2007. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in a business combination completed in the third quarter of 2008.

Segment EBITDA increased $10.6 million, or 16.8%, to $73.5 million in 2008 from $62.9 million in 2007. Acquisitions accounted for $3.2 million of the increase in segment EBITDA. The remaining growth in segment EBITDA was due to revenue growth. Segment EBITDA as a percent of revenues decreased 5.2 percentage points to 33.4% in 2008 from 38.6% in 2007 primarily due to increased R&D and other SG&A expense as a percent of revenue in 2008.

Year Ended December 31, 2007 compared to December 31, 2006

Revenues increased $45.6 million, or 38.9%, to $162.8 million in 2007 from $117.2 million in 2006. Revenue growth from acquisitions was $2.7 million, or 2.3%. Organic revenue growth was $42.9 million, or 36.6%. Organic revenue growth was driven by accelerating global demand for e-discovery software and professional services coupled with high processing volumes related to investigations, antitrust matters and product liability engagements. Our investment in a global network operating platform has provided a mechanism to support growth opportunities servicing international matters in the Far East and Europe, which contributed to revenue growth in our offshore operations.

Gross profit margin decreased 2.1 percentage points to 53.6% in 2007 from 55.7% in 2006. The decrease in gross profit margin was primarily the result of entering into a comprehensive incentive compensation plan to promote the long-term retention of our senior managing directors, which resulted in an increase in share-based compensation and forgivable loan expense in 2007. Gross profit margin was also impacted by investments in our global technology infrastructure and delivery platform giving rise to increased depreciation expense.

SG&A expense increased $8.4 million to $30.9 million in 2007 from $22.5 million in 2006. The primary drivers of the increase in selling, general and administrative expenses were a $4.1 million increase in rent and occupancy costs and an increase in salaries and benefits, marketing and travel-related expenses related to domestic and international growth in our segment.

Segment EBITDA increased $15.9 million, or 34.0%, to $62.9 million in 2007 from $47.0 million in 2006. The increase in segment EBITDA was due to revenue growth. Segment EBITDA as a percent of revenue decreased 1.5 percentage points to 38.6% in 2007, from 40.1% in 2006. The decrease in segment EBITDA as a percent of revenue was due to the lower gross profit margin in 2007.

ECONOMIC CONSULTING

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands, except rate per hour)
Revenues	$219,883	$174,447	$144,091

Operating expenses:
Direct cost of revenues	136,322	106,174	88,483
Selling, general and administrative expense	26,157	21,960	20,079
Amortization of other intangible assets	2,281	3,452	4,718

	164,760	131,586	113,280

Segment operating income	55,123	42,861	30,811
Add back: depreciation and amortization of intangible assets	3,897	5,224	6,062

Segment EBITDA	$59,020	$48,085	$36,873

Gross profit margin (1)	38.0%	39.1%	38.6%
Segment EBITDA as a percent of revenues	26.8%	27.6%	25.6%
Number of revenue generating professionals (at period end)	264	236	206
Utilization rates of billable professionals	83%	85%	80%
Average billable rate per hour	$446	$412	$386

(1)	Revenues net of direct costs, as a percentage of revenues

Year ended December 31, 2008 compared to December 31, 2007

Revenues increased $45.4 million, or 26.0%, to $219.9 million in 2008 from $174.4 million in 2007. Revenue growth was primarily due to improved pricing for our services in 2008, due to billing rate increases in January 2008 and October 2008 for most of the economic consulting segment. In addition, increased demand for our services in 2008 prompted an increase of 28 revenue generating professionals which resulted in more chargeable hours. There was a strong market for antitrust litigation consulting throughout 2008, while strategic M&A and financial economic consulting experienced high demand in the early part of 2008 and returned to more normal levels toward the end of the year. Utilization in 2008 was slightly lower than the prior year at 83%.

Gross profit margin decreased 1.1 percentage points to 38.0% in 2008 from 39.1% in 2007. The decrease in gross profit margin was primarily due to an increase in incentive compensation as a percentage of revenues which was required to attract and retain key management personnel who are in high demand in the marketplace.

SG&A expense increased $4.2 million to $26.2 million in 2008 from $22.0 million in 2007. As a percentage of revenue, SG&A was 11.9% in 2008, down favorably from 12.6% in 2007. The increase in SG&A expense in 2008 was driven primarily by an increase of $2.7 million of bad debt expense in 2008 at 1.7% of revenue in 2008 versus 0.6% in the prior year. In addition, employee related and occupancy costs have increased as a result of employee growth.

Segment EBITDA increased $10.9 million, or 22.7%, to $59.0 million in 2008 from $48.1 million in 2007. The increase in segment EBITDA was due to revenue growth. Segment EBITDA as a percent of revenue decreased 0.8 percentage points to 26.8% in 2008 from 27.6% in 2007 due to the lower gross profit margin in 2008 partially offset by lower SG&A expenses as a percentage of revenue.

Year Ended December 31, 2007 compared to December 31, 2006

Revenues increased $30.4 million, or 21.1%, to $174.5 million in 2007 from $144.1 million in 2006. Revenues increased due to an increased demand for our services driven by several large antitrust engagements, private equity merger and acquisition consulting in early 2007, and financial economic and strategic merger and acquisition consulting in the latter half of the year.

Gross profit margin increased 0.5 percentage points to 39.1% in 2007 from 38.6% in 2006. The margin improvements that resulted from our headcount reductions in 2006 were offset by increased costs associated with stock option grants resulting from our higher stock price in 2007.

SG&A expense increased $1.9 million to $22.0 million in 2007 from $20.1 million in 2006. The primary driver of the increase in selling, general and administrative expenses was a $1.7 million increase in rent and occupancy costs.

Segment EBITDA increased $11.2 million, or 30.4%, to $48.1 million in 2007 from $36.9 million in 2006. The primary reason for the increase in segment EBITDA was revenue growth at improved margins. Segment EBITDA as a percent of revenues increased 2.0 percentage points to 27.6% in 2007 from 25.6% in 2006 driven by a higher gross profit margin and a decrease in SG&A expenses as a percent of revenues in 2007.

The number of revenue-generating professionals increased by 30 over 2006 due to hiring associated with the increased demand for our services. The average billable rate per hour increased due to billing rate increases in January 2007 for most of the economic consulting group, with additional rate increases in June 2007 and October 2007 for some of our sub-practice groups.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net cash provided by operating activities	$199,852	$68,736	$56,315
Net cash used in investing activities	(376,512)	(68,183)	(297,385)
Net cash provided by financing activities	20,251	269,653	177,415

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We have included an immaterial prior period reclassification in our Condensed Consolidated Statements of Cash Flows to reflect the twice yearly issuance of shares to employees under our Employee Stock Purchase Plan. The reclassification results in an increase in net cash provided by financing activities and a corresponding decrease in net cash provided by operating activities. The amount of this correction for the years ended December 31, 2007 and 2006 is $9.2 million and $7.7 million, respectively.

Cash provided by operating activities increased by $131.1 million, to $199.9 million from $68.7 million in 2007. The increase was primarily due to an increase in net income (adjusted for noncash items) of approximately $97.1 million and a decrease in our net investment in working capital of approximately $34.0 million. Year over year working capital reductions were primarily impacted by strong accounts receivable performance as we collected our accounts receivable more quickly during 2008 as compared to 2007, a higher level of advanced billings, and a decrease in forgivable loan funding in 2008. These reductions were partially offset by higher year over year compensation and bonus payments and an increase in income tax payments in 2008 as compared to 2007.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Net cash used in investing activities for the twelve months ended December 31, 2008 was $376.5 million as compared to cash used in investing activities of $68.2 million for the twelve months ended December 31, 2007. The increase in cash used in investing activities is primarily due to an increase in cash used to fund acquisitions. For the twelve months ended December 31, 2008, net cash used in investing activities included $299.9 million paid to fund acquisitions and $45.7 million of acquisition contingent payments. For the twelve months ended December 31, 2007, net cash used in investing activities included $5.3 million used to acquire the remaining 3% of share capital of FD, $8.7 million of acquisition contingent payments, and $18.4 million related to other acquisition activities.

Capital expenditures were $35.7 million during the twelve months ended December 31, 2008 as compared to $36.4 million for the twelve months ended December 31, 2007. Capital expenditures in 2008 primarily related to leasehold improvements, the purchase of software and the purchase of data processing equipment. Capital expenditures in 2007 primarily related to leasehold improvements to support the expansion and renovation of our offices, investment in infrastructure to support our technology segment and investment in corporate information technology equipment and software. We had no material outstanding purchase commitments as of December 31, 2008.

Our financing activities consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. During the twelve months ended December 31, 2008, our financing activities consisted of an $8.7 million repayment of notes payable, primarily to former shareholders of an acquired business, and $20.6 million of cash received from the issuance of common stock under equity compensation plans. During the twelve months ended December 31, 2007, our financing activities consisted of the $231.4 million proceeds from a public offering of 4,830,000 shares of the Company’s common stock, our borrowing and repayment of $25.0 million on our senior secured bank line of credit, $18.1 million of cash used to repurchase shares of our common stock under our share repurchase programs and $46.3 million of cash received from the issuance of common stock under equity compensation plans.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

During 2007, our cash flows from operating activities increased $12.4 million as compared to 2006. The increase in cash provided by operating activities was primarily due to increased net income before non-cash items, lower forgivable loan payments in 2007 and the $11.2 million we received from two of our landlords to fund tenant improvements. These landlord payments will be accounted for as a reduction of rent expense over the life of the related lease. We invested in our professionals in the form of incentive compensation and forgivable loans and signing bonuses in 2007 and 2006. We funded approximately $35 million in forgivable loans in 2007 as compared to approximately $42 million in forgivable loans and refundable signing bonuses in 2006. We also used $8.0 million during 2006 to fund loans in connection with the Compass acquisition.

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

Our financing activities for the year ended December 31, 2007 consisted principally of a public offering of common stock, borrowings and repayments on our line of credit and $18.1 million used to buy shares of our common stock under our share repurchase program offset by $37.1 million of cash received from the exercise of stock options. In October 2007, we closed on a public offering of 4,830,000 shares of the Company’s common stock, which included 630,000 shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares at a price to the public of $50.00 per share less the underwriting discount and commissions. The net proceeds from the offering were $231.4 million, after payment of the underwriting discounts, commissions and offering costs. We used the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program. During 2006, our financing activities consisted primarily of $215.0 million of gross proceeds from our senior notes offering in October 2006; the repayment of term loans on behalf of FD in the amount of $25.5 million; and $23.4 million of cash used to repurchase shares of our common stock, including $6.8 million we paid to settle the accelerated share repurchase agreement that is described in Note 17 — “Stockholders’ Equity.”

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

Capital Resources

Our amended and restated senior secured bank credit facility provides for a $175.0 million revolving line of credit. The maturity date of the revolving line of credit is September 30, 2011. We may choose to repay outstanding borrowings under the senior secured bank credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets.

Our senior secured bank credit facility and the indentures governing our senior notes contain covenants which limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; and enter into transactions with affiliates or related persons or engage in any business other than consulting related businesses. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA); EBITDA to specified charges; and the maintenance of a minimum net worth, each as defined under the senior secured bank credit facility. At December 31, 2008, we were in compliance with all covenants as stipulated in the senior secured bank credit facility and the indentures governing our senior notes.

As of December 31, 2008, our capital resources included $191.8 million of cash and cash equivalents and $175.0 million of available borrowing capacity under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of December 31, 2008, we had $9.2 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $165.8 million.

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

We currently anticipate capital expenditures will be about $40 million to $43 million to support our organization during 2009, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing business as well as the needs of our recently completed acquisitions, but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate; if we are required to purchase additional equipment specifically to support a client engagement; or if we pursue and complete additional acquisitions.

Holders of our 3 3/4 % convertible senior notes may convert them only under certain circumstances, including certain stock price related conversion contingencies. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess of the “conversion value” over the principal portion of the convertible notes will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. The “conversion value” of each note is the average closing price of our shares over the “conversion reference period,” as defined in the indenture, times the initial conversion rate of 31.998, subject to adjustment upon specified events.

On October 15, 2007, the $150 million aggregate principal amount of 3 3/4% convertible notes (Notes) due July 15, 2012 became convertible at the option of the holders and are currently convertible through April 15, 2009 as provided in the indenture covering the Notes. The Notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2008 and January 15, 2009.

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

The Notes are registered securities. As of December 22, 2008, the last trade date before December 31, 2008, the Notes had a market price of $1,463 per $1,000 principal amount of Notes, compared to an estimated conversion value of approximately $1,406 per $1,000 principal amount of Notes. Because the Notes have historically traded at market prices above the estimated conversion values, we do not anticipate holders will elect to convert their Notes. However, we believe we have adequate capital resources to fund potential conversions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2008. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2008 and prior to the September 30, 2011 maturity date.

The interest obligation on our long-term debt assumes that our senior notes and our convertible notes will bear interest at their stated rates. Our convertible notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash. We enter into derivative contracts, mainly to protect against adverse interest rate movements on the value of our long-term debt, under which we are required to either pay cash to or receive cash from counterparties depending on changes in interest rates. These derivative contracts consist of interest rate swap agreements with notional amounts totaling $60.0 million. Derivative contracts are carried at fair value on our consolidated balance sheet. Because the derivative contracts recorded on our consolidated balance sheet at December 31, 2008 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the following table. However, our total interest expense will be impacted by net cash flows under these derivative contracts. Further discussion of our derivative instruments is included in Note 14 — ”Long-Term Debt and Capital Lease Obligations” to our consolidated financial statements.

Future contractual obligations related to our operating leases are net of contractual sublease receipts. Long-term debt that is callable by the holder has been classified as maturing in 2009 on the following table.

Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
	(in thousands)
Long-term debt	564,998	$149,998	$—	$—	$—	$200,000	$215,000
Interest on long-term debt	223,727	37,538	37,536	37,536	37,536	24,288	49,293
Capital lease obligations	1,609	900	440	220	49	—	—
Operating leases	287,794	36,530	35,585	32,671	27,854	24,168	130,986

Total obligations	$1,078,128	$224,966	$73,561	$70,427	$65,439	$248,456	$395,279

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $165.8 million of availability under our revolving line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $191.8 million of cash and cash equivalents at December 31, 2008;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2009 of about $40 million to $43 million;

•	funds required to satisfy earn-out and other obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the discretionary funding of our share repurchase program;

•	the funds required to satisfy conversion of convertible notes; and

•	other known future contractual obligations.

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

We are exposed to market risk from changes in interest rates, changes in the price of our common stock and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to interest rate risk related to debt obligations outstanding and derivatives employed to hedge changes in fair value on $60 million of our fixed rate debt. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate borrowings and derivative contracts to changes in future cash flows. From time to time, we use derivative instruments, primarily consisting of interest rate swap agreements, to manage our interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

Our income statement exposure to changes in interest rates is currently limited to our $60 million notional amount interest rate swaps with a pay rate based on the three month London Interbank Offering Rate (LIBOR). A 1% increase in three month LIBOR would increase our pre-tax interest expense by approximately $0.6 million annually while a 1% decrease in LIBOR would reduce pre-tax interest expense by approximately $0.6 million annually.

The following table presents principal cash flows and related interest rates by year of maturity for our fixed rate senior notes and a comparison of the fair value of the debt at December 31, 2008 and 2007. Our convertible notes which are callable by the holder have been shown as maturing in 2009. The fair values have been determined based on quoted market prices for our senior notes and convertible notes.

	Year of Maturity						December 31, 2008		December 31, 2007
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Long-term debt
Fixed rate	$149,951	$—	$—	$—	$200,000	$215,000	$564,951	$583,427	$565,334	$746,540
Average interest rate	4%	—%	—%	—%	8%	8%	7%		7%

Equity Price Sensitivity

We currently have outstanding $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess of the “conversion value” over the principal portion will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of convertible notes. As of October 15, 2007, the $150.0 million aggregate principal of the 3 3/4% convertible notes due June 15, 2012 became convertible at the option of the holders and remains convertible through April 15, 2009 as provided in the indenture covering the notes. These notes were classified as a current liability as of December 31, 2008.

The high and low sale prices per share for our common stock based on the closing sales price as reported on the New York Stock Exchange during 2008 were $74.19 and $41.16.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to security price will be recorded as an adjustment to additional paid-in capital. As of December 31, 2008 we are not obligated to make any price protection related payments under existing contractual arrangements. However, we will be required to do so in the future if our share price falls below the price guarantee on the determination date. The following table details by year the cash outflow that would result from the price protection payments assuming a share price equal to our closing share price at December 31, 2008 on the determination date and assuming a 20% decrease and increase in our share price from the December 31, 2008 closing share price on the determination date.

	2009	2010	2011	2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $44.68 at December 31, 2008	$145	$383	$11,803	$545	$1,104	$13,980
20% decrease in share price	212	628	16,047	796	1,830	19,513
20% increase in share price	78	139	7,559	293	377	8,446

Foreign Currency Exchange Rate Risk

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal at this time. Our foreign currency exposure primarily relates to monetary assets and liabilities of FTI that are denominated in currencies other than the functional currency of our subsidiaries. Gains or losses from foreign currency remeasurement are included in interest income and other on our Consolidated Statements of Income and to date have not been significant.

Translation of Financial Results

Most of our foreign subsidiaries operate in a functional currency other than the United States dollar (USD); therefore, increases or decreases in the value of the USD against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. The net impact of a change in translation rates is recorded as a component of stockholders equity in accumulated other comprehensive For the year ended December 31, 2008, consolidated revenues decreased by 1.2%, operating income decreased by 0.4%, and fully diluted earnings per share were unaffected by fluctuating foreign exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal controls over financial reporting, which is included elsewhere in this Annual Report.

Date: March 2, 2009

/s/ JACK B. DUNN, IV
Jack B. Dunn, IV President and Chief Executive Officer (principal executive officer)

/s/ JORGE CELAYA
Jorge Celaya Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

The Board of Directors and Stockholders

FTI Consulting, Inc.:

We have audited FTI Consulting, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
March 2, 2009

Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
March 2, 2009

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$191,842	$360,463
Accounts receivable:
Billed receivables	237,009	190,900
Unbilled receivables	98,340	84,743
Allowance for doubtful accounts and unbilled services	(45,309)	(30,467)

Accounts receivable, net	290,040	245,176
Notes receivable	15,145	11,687
Prepaid expenses and other current assets	31,055	33,657
Deferred income taxes	24,372	10,544

Total current assets	552,454	661,527
Property and equipment, net of accumulated depreciation	78,575	67,843
Goodwill	1,151,388	940,878
Other intangible assets, net of amortization	189,304	84,673
Notes receivable, net of current portion	56,500	52,374
Other assets	59,948	51,329

Total assets	$2,088,169	$1,858,624

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$109,036	$103,410
Accrued compensation	133,103	102,054
Current portion of long-term debt and capital lease obligations	150,898	157,772
Billings in excess of services provided	30,872	17,826

Total current liabilities	423,909	381,062
Long-term debt and capital lease obligations, net of current portion	418,592	415,653
Deferred income taxes	76,804	49,113
Other liabilities	45,037	40,546

Total liabilities	964,342	886,374

Commitments and contingent liabilities (notes 8, 14 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 50,934 (2008) and 48,979 (2007)	509	490
Additional paid-in capital	717,158	601,637
Retained earnings	486,493	361,058
Accumulated other comprehensive (loss) income	(80,333)	9,065

Total stockholders’ equity	1,123,827	972,250

Total liabilities and stockholders’ equity	$2,088,169	$1,858,624

See accompanying notes to the consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$1,293,145	$1,001,270	$707,933

Operating expenses
Direct cost of revenues	705,611	548,407	389,032
Selling, general and administrative expense	330,052	255,238	178,572
Special charges	—	—	22,972
Amortization of other intangible assets	18,824	10,615	11,175

	1,054,487	814,260	601,751

Operating income	238,658	187,010	106,182

Other income (expense)
Interest income and other	8,685	7,639	2,119
Interest expense	(41,051)	(43,857)	(28,949)
Litigation settlement losses, net	(661)	(1,002)	(187)

	(33,027)	(37,220)	(27,017)

Income before income tax provision	205,631	149,790	79,165
Income tax provision	80,196	57,669	37,141

Net income	$125,435	$92,121	$42,024

Earnings per common share — basic	$2.55	$2.14	$1.06

Earnings per common share — diluted	$2.34	$2.00	$1.04

See accompanying notes to the consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance December 31, 2005	39,009	$390	$238,055	$(11,089)	$226,913	$—	$454,269
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $801	—	—	—	—	—	1,394	1,394
Net income	—	—	—	—	42,024	—	42,024

Total comprehensive income							43,418

Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $2,538	598	6	11,965	—	—	—	11,971
Employee stock purchase plan	402	4	8,433	—	—	—	8,437
Restricted share grants	264	3	(3)	—	—	—	—
Business combinations	2,217	22	56,253	—	—	—	56,275
Purchase and retirement of common stock	(600)	(6)	(23,370)	—	—	—	(23,376)
Reclassification due to adoption of new accounting standard (Note 2)	—	—	(11,089)	11,089	—	—	—
Share-based compensation	—	—	14,106	—	—	—	14,106

Balance December 31, 2006	41,890	$419	$294,350	$—	$268,937	$1,394	$565,100
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $4,156	—	—	—	—	—	7,726	7,726
Unrealized gains on cash equivalents, net of taxes of $30	—	—	—	—	—	(55)	(55)
Net income	—	—	—	—	92,121	—	92,121

Total comprehensive income							99,792

Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $18,737	1,785	19	55,824	—	—	—	55,843
Employee stock purchase plan	424	4	9,949	—	—	—	9,953
Restricted share grants, less net settled shares of 25	292	3	(1,206)	—	—	—	(1,203)
Other	21	—	467	—	—	—	467
Public stock offering	4,830	48	231,360	—	—	—	231,408
Business combinations	237	2	7,740	—	—	—	7,742
Purchase and retirement of common stock	(500)	(5)	(18,113)	—	—	—	(18,118)
Share-based compensation	—	—	21,266	—	—	—	21,266

Balance December 31, 2007	48,979	$490	$601,637	$—	$361,058	$9,065	$972,250
Comprehensive income:
Cumulative translation adjustment, net of income tax benefit of $4,957	—	—	—	—	—	(89,453)	(89,453)
Unrealized gains on cash equivalents, net of taxes of $30	—	—	—	—	—	55	55
Net income	—	—	—	—	125,435	—	125,435

Total comprehensive income							36,037

Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $11,048	548	5	23,193	—	—	—	23,198
Employee stock purchase plan	302	3	13,338	—	—	—	13,341
Restricted share grants, less net settled shares of 86	233	2	(4,933)	—	—	—	(4,931)
Stock units issued under incentive compensation plan	—	—	3,496	—	—	—	3,496
Business combinations	872	9	54,215	—	—	—	54,224
Share-based compensation	—	—	26,212	—	—	—	26,212

Balance December 31, 2008	50,934	$509	$717,158	$—	$486,493	$(80,333)	$1,123,827

See accompanying notes to the consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income	$125,435	$92,121	$42,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,037	19,351	13,197
Amortization of other intangible assets	18,824	10,615	11,175
Provision for doubtful accounts	22,474	11,777	8,573
Non-cash share-based compensation	26,381	22,703	14,680
Excess tax benefits from share-based compensation	(10,820)	(17,986)	(2,118)
Non-cash interest expense	3,030	3,139	2,830
Non-cash loss on subleased facilities	—	—	441
Impairment of other intangible assets	—	—	933
Other	1,309	357	785
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(49,251)	(85,565)	(22,654)
Notes receivable	(9,377)	(22,037)	(33,351)
Prepaid expenses and other assets	(11,577)	(1,771)	(697)
Accounts payable, accrued expenses and other	52	17,517	8,672
Accrued special charges	(3,434)	(8,703)	14,288
Income taxes	15,671	(683)	8,493
Accrued compensation	34,190	27,687	(14,286)
Billings in excess of services provided	10,908	214	3,330

Net cash provided by operating activities	199,852	68,736	56,315

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(345,541)	(32,243)	(267,332)
Purchases of property and equipment	(35,674)	(36,422)	(30,359)
Other	4,703	482	306

Net cash used in investing activities	(376,512)	(68,183)	(297,385)

Financing activities
Borrowings under revolving line of credit	—	25,000	40,000
Payments of revolving line of credit	—	(25,000)	(40,000)
Payments of short-term borrowings of acquired subsidiary	(2,275)	—	—
Payments of long-term debt	(8,744)	(7,945)	(25,476)
Issuance of debt securities	—	—	215,000
Borrowings under long-term credit facilities	—	—	400
Payments of debt financing fees and others	—	—	(9,119)
Issuance of common stock, net of offering costs	—	231,408	—
Purchase and retirement of common stock	—	(18,118)	(23,376)
Net issuance of common stock under equity compensation plans	20,562	46,322	17,868
Excess of tax benefits from share-based compensation	10,820	17,986	2,118
Other	(112)	—	—

Net cash provided by financing activities	20,251	269,653	177,415

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	(12,212)	(1,666)	2,195

Net (decrease) increase in cash and cash equivalents	(168,621)	268,540	(61,460)
Cash and cash equivalents, beginning of period	360,463	91,923	153,383

Cash and cash equivalents, end of period	$191,842	$360,463	$91,923

Supplemental cash flow disclosures
Cash paid for interest	$39,013	$40,200	22,447
Cash paid for income taxes, net of refunds	64,945	58,352	28,648
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	54,224	7,742	56,275
Issuance of notes payable to acquire business	—	—	6,875
Issuance of stock units under incentive compensation plans	3,496	1,057	—
Issuance of notes payable as contingent consideration	506	8,096	—

See accompanying notes to the consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

1. Description of business and summary of significant accounting policies

Description of business

FTI Consulting, Inc. and subsidiaries, (collectively, “we”, “our” or “FTI”) is a leading global advisory firm dedicated to helping organizations protect and enhance their enterprise value in difficult and increasingly complex economic, legal and regulatory environments. Our experienced team of professionals includes many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying our clients’ needs. We operate through five business segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Strategic Communications, Technology and Economic Consulting.

Accounting principles

Our financial statements are prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP).

Consolidation

The consolidated financial statements reflect the operating results of FTI and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Financial statement presentation

We have included an immaterial prior period reclassification in our Consolidated Statements of Cash Flows to reflect the twice yearly issuance of shares to employees under our Employee Stock Purchase Plan (ESPP). This reclassification results in an increase in net cash provided by financing activities and a corresponding decrease in net cash provided by operating activities. The amount of this correction is $9.2 million and $7.7 million, for the years ended December 31, 2007 and 2006, respectively.

Some prior year amounts have been reclassified to conform to the current year presentation.

Foreign currency

Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates while assets and liabilities are translated at year-end exchange rates. Resulting translation adjustments are recorded as a component of stockholders’ equity in accumulated other comprehensive income.

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest income and other on our Consolidated Statements of Income.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value and to account for any potential fee reductions that may be imposed by bankruptcy courts. We estimate the amount of the required allowance by reviewing the status of significant client matters and past-due receivables as trends and realization adjustments to our revenues. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, the controls and procedures designed to estimate realization adjustments to our revenues, and a lack of historical concentrations of accounts receivable. Accounts receivable balances are not collateralized.

We also make estimates in determining self-insurance reserves for certain employee benefit plans, accruals for incentive compensation and other ordinary accruals. These estimates are based upon historical trends, current experience and knowledge of relevant factors.

Revenue recognition

We recognize revenues in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” Revenue is recognized when pervasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed upon rates as work is performed. We recognize revenues from reimbursable expenses in the period in which the expense is incurred.

In our Corporate Finance/Restructuring and Strategic Communications segment we are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We recognize revenues for these arrangements when all the performance-based criteria are met and collection of the fee is reasonably assured.

In our Strategic Communications segment most clients pay us an up front fee that will be earned in fixed amounts over an agreed upon period. These arrangements can be either long-term retainers or based on projects of a short-term nature.

Some clients, primarily in our Corporate Finance/Restructuring segment, pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, when we complete our work. If the client is in bankruptcy, fees for our professional services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work. We make a determination whether to record all or a portion of such holdback as revenue prior to collection on a case-by-case basis.

We record allowances for estimated realization adjustments to the professional service fees of our Corporate Finance/Restructuring segment that are subject to review by bankruptcy courts. We record provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenues when they become known. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the consolidated balance sheets.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

We recognize revenue related to sales of our software licenses in our Technology segment using guidance from American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended. Emerging Issues Task Force 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” is considered for those arrangements in our Technology segment with multiple deliverables.

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due and payable by the customer. Substantially all of our software license agreements do not include any acceptance provisions. If an arrangement allows for customer acceptance of the software, we defer revenue until the earlier of customer acceptance or when the acceptance rights lapse.

Additionally, revenues related to the amount of data stored or processed, or the number of pages or images processed, are recognized as the services are provided based on agreed-upon rates.

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

Share-Based Compensation

Effective January 1, 2006, we adopted FASB Statement No. 123(R) and began to recognize expense in our statement of operations associated with all share-based awards based on the fair value of the award as of the grant date. SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as our stock option and restricted stock plans, be recognized in the financial statements based on their grant date fair value. Under the fair value recognition requirements of SFAS No. 123(R), share-based compensation cost is recognized as expense over the requisite service or performance period of the award. We have elected to use the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123. Restricted stock is measured based on the fair market values of the underlying stock on the dates of grant. The Black-Scholes pricing model requires, various highly judgmental assumptions including volatility and expected option life. The expected volatility and expected life are based on our historical experience. We must also make assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. Stock-based compensation awards may also be issued in connection with the achievement of certain performance targets. We review the likelihood of required performance achievements on a periodic basis and will adjust compensation expense on a prospective basis to reflect any change in estimate to properly reflect compensation expense over the remaining balance of the service or performance period. If factors change and we employ different assumptions in the application of Statement No. 123(R) in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Selling, general, and administrative expense

Research and development

Research and development costs related to software development are expensed as incurred. Development activities involve a plan or design for the production of new or substantially improved products. When we have determined that technological feasibility for our software products is reached, costs related to the project are capitalized.

Advertising costs

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $10.9 million, $9.7 million, and $4.6 million during 2008, 2007 and 2006, respectively.

Income taxes

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

Cash equivalents

Cash equivalents consist of highly liquid short-term investments, principally money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains are recognized when realized in our consolidated statements of income. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method. At December 31, 2008 and 2007, we had cash and cash equivalents of $191.8 million and $360.5 million, respectively. At December 31, 2007, we had an unrealized loss of $84,882 on a commercial paper investment. We did not own any commercial paper at December 31, 2008.

Allowance for doubtful accounts and unbilled services

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions imposed by bankruptcy courts. Even if a bankruptcy court approves our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for these risks by reviewing the status of all accounts and recording reserves based on our experiences in these cases and historical bad debt expense. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

their inability or unwillingness to pay our fees, or the bankruptcy court requires us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing significant services.

The provision for unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments, estimates of fee reductions that may be imposed by bankruptcy courts and other discretionary pricing adjustments. The provision for doubtful accounts relates to a client’s inability or unwillingness to make required payments, and is classified in selling, general and administrative expense. The provision for doubtful accounts totaled $22.5 million, $11.8 million, and $8.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Property and equipment

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

Goodwill and other intangible assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we test our goodwill and other indefinite lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. We account for our acquisitions under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations”. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements and software.

We test our goodwill using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by segment management. When available and as appropriate, we use comparative market multiples to establish fair values. If comparable market multiples are not available, we estimate fair value using discounted cash flows.

We assess the impairment of our intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant negative industry or economic trend; and or

•	our market capitalization relative to net book value.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

As of December 31, 2008, we concluded that our goodwill and other intangible assets were not impaired. During the fourth quarter of 2008 and the through the first two weeks of February 2009, our average stock price declined as compared to the average trading price during the first three quarters of 2008. We attribute the recent stock price decline primarily to industry-wide factors and general market conditions. Our market value per share continues to trade in a range that significantly exceeds our book value per share.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . We amortized our acquired intangible assets on a straight-line basis with definite lives over periods ranging primarily from 5 to 15 years.

Impairment of long-lived assets

We review long-lived assets such as property, plant and equipment and acquired intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to discounted net future cash flows we expect the assets to generate. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected discounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Debt financing fees

We amortize the costs we incur to obtain debt financing over the terms of the underlying obligations using the effective interest method. The amortization of debt financing costs is included in interest expense. Unamortized debt financing costs are classified within other assets in our consolidated balance sheets.

Capitalized software to be sold, leased or otherwise marketed

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

Interest rate swaps

We sometimes use derivative instruments, consisting primarily of interest rate swap agreements, to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt. We may enter into interest rate swap transactions with financial institutions acting as the counter-party. We do not use derivative instruments for trading or other speculative purposes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

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

Billings in excess of services provided

Billings in excess of services provided represent amounts billed to clients, such as retainers, in advance of work being performed. Clients may make advance payments, which are held on deposit until completion of work. These amounts are either applied to final billings or refunded to clients upon completion of work. Retainers in excess of related accounts receivable and unbilled receivables are recorded as billings in excess of services provided within the liability section of our consolidated balance sheets.

2. Earnings per common share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method, and shares issuable upon conversion of our convertible senior subordinated notes assuming the conversion premium was converted into common stock based on the average market price of our stock during the period. The conversion feature of the convertible notes had a dilutive effect on our earnings per share in 2008 and 2007 because the average price per share of our common stock for the years ended December 31, 2008 and 2007 was above the current conversion price of the notes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Numerator - basic and diluted
Net income	$125,435	$92,121	$42,024

Denominator
Weighted average number of common shares outstanding -basic	49,193	43,028	39,741
Effect of dilutive stock options	1,600	1,285	592
Effect of dilutive convertible notes	2,367	1,294	—
Effect of dilutive restricted shares	443	367	193

Weighted average number of common shares outstanding -diluted	53,603	45,974	40,526

Earnings per common share — basic	$2.55	$2.14	$1.06

Earnings per common share — diluted	$2.34	$2.00	$1.04

Antidilutive stock options and restricted shares	455	1,223	2,053

3. New accounting standards not yet adopted

In November 2008, the Emerging Issues Task Force (EITF) affirmed the consensus-for-exposure on Issue No. 08-7, “Accounting for Defensive Intangible Assets” as a consensus with certain revisions (EITF Issue No. 08-7). EITF Issue No. 08-7 states that a defensive intangible asset should be accounted for as a separate unit of accounting at acquisition, not combined with the acquirer’s recognized or unrecognized intangible assets. In addition, it states that a defensive intangible asset should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. This Issue will be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, in order to coincide with the effective date of FASB Statement No. 141(R), “Business Combinations,” discussed below. To the extent that we acquire defensive intangible assets, they will be assigned a useful life and amortized in accordance with this guidance. Currently, we do not own any defensive intangible assets.

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement 161, “Disclosures about Derivatives and Hedging Activities” (Statement No. 161), which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities for increased qualitative, quantitative and credit risk factors. As Statement No. 161 only contains disclosure provisions, it will not impact our accounting for derivative transactions. Statement No. 161 will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (Statement No. 157). Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The market participant and exit price approach to valuing nonfinancial assets detailed in Statement No. 157 may impact the values that we assign to nonfinancial assets in future business combinations and may also impact the fair value used in the assessment of goodwill and intangible asset impairment in future years.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (Statement No. 141(R)), which replaces FASB Statement No. 141. Statement No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We are required to adopt Statement No. 141(R) as of our fiscal year beginning January 1, 2009. The key changes in accounting dictated by Statement 141(R) which will affect the accounting for future acquisitions include:

•	the recognition of transaction costs related to a business combination in current period earnings rather than as a capitalized component of the purchase price;

•	the recognition of the fair value of contingent consideration at the acquisition date rather than when the contingency is determinable beyond a reasonable doubt;

•	the subsequent adjustment to fair value at each reporting date of any contingent consideration recognized with an offset to current period earnings; and

•	the subsequent adjustment to deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized in current period earnings.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (Statement No. 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, Statement No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Statement No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

4. Interest income and other

The table below presents the components of interest income and other as shown on the Consolidated Statements of Income.

	Year Ended December 31,
	2008	2007	2006
Interest income	$7,454	$8,173	$2,575
Foreign exchange transaction gains (losses), net	867	(940)	(165)
Other	364	406	(291)

Interest income and other	$8,685	$7,639	$2,119

5. Share-based compensation

Share-based incentive compensation plans

Our 2004 Long-Term Incentive Plan provides for grants of option rights, appreciation rights, restricted or unrestricted shares, performance awards or other share-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares, performance awards or other share-based awards. As of December 31, 2008, 115,390 shares of common stock are available for grant under our 2004 Long-Term Incentive Plan, of which 60,616 shares may be granted as share-based awards.

The FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan provides for grants of stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of December 31, 2008, 586,746 shares of common stock were available for grant under our 2006 Global Long-Term Incentive Plan, of which 252,077 shares may be granted as share-based awards.

The FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors provides for grants of stock unit and restricted stock unit awards to our key employees, other highly-compensated employees and non-employee directors. We are authorized to issue up to 1,500,000 shares of common stock under the deferred compensation plan. As of December 31, 2008, 1,338,342 shares of common stock were available for grant under our Deferred Compensation Plan for Key Employees and Non-Employee Directors.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

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

Employee stock purchase plan

The FTI Consulting, Inc. 2007 Employee Stock Purchase Plan (the “Plan”) allowed eligible employees to subscribe to purchase shares of common stock through payroll deductions. Our U.S. sub-plan allowed deductions of up to 15% of eligible compensation, subject to limitations. Under the U.S. sub-plan, the purchase price was the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. Under the U.S. sub-plan, the aggregate number of shares purchased by an employee could not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. Under this plan, employees purchased 304,277 shares of common stock at $23.71 during the year ended December 31, 2007. Employees purchased 302,093 shares of common stock at a weighted average price per share of $44.16 during the year ended December 31, 2008. The Plan has been terminated effective January 1, 2009 pursuant to action taken by the Board of Directors of the Registrant on December 18, 2008. On January 30, 2009, the Company filed an Amendment to deregister 1,255,735 shares of common stock, par value $0.01 per share, which remained available for issuance under the Plan as of January 1, 2009.

The FTI Consulting, Inc. Employee Stock Purchase Plan was in effect prior to the plan described above. The provisions of this plan were substantially the same as the provisions under the FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. Employees purchased shares of common stock under this plan during the following periods at the weighted average prices per share as indicated: year ending December 31, 2007, 120,439 at $22.75 and year ending December 31, 2006, 402,299 at $20.97. Shares are no longer available for purchase under this plan.

Share-based compensation expense

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

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

Year Ended December 31,
	2008	2007	2006
Assumptions
Risk-free interest rate–option plan grants	1.86% – 4.13%	3.38% – 4.89%	4.29% – 5.20%
Risk-free interest rate–purchase plan grants	3.11% – 4.60%	4.94% – 5.02%	4.37% – 5.25%
Dividend yield	0%	0%	0%
Expected life of option grants	3 – 6 years	3 – 10 years	3 – 10 years
Expected life of stock purchase plan grants	0.5 year	0.5 year	0.5 year
Stock price volatility–option plan grants	32.36% – 43.46%	32.2% – 48.7%	41.7% – 51.7%
Stock price volatility–purchase plan grants	35.48% – 41.24%	29.9% – 34.5%	32.0% – 37.7%

The table below reflects the total share-based compensation expense recognized in our income statements for the years ended December 31, 2008, 2007 and 2006. FASB Statement No. 123(R) requires forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience. For the years ended December 31, 2008, 2007 and 2006, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

	2008		2007		2006
Income Statement Classification	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants
Direct cost of revenues	$8,577	$3,599	$6,699	$3,032	$3,309	$1,224
Selling, general and administrative expense	7,702	6,503	9,659	4,370	7,800	1,763
Special charges	—	—	—	—	18	566

Share-based compensation expense before income taxes	16,279	10,102	16,358	7,402	11,127	3,553
Income tax benefit	4,737	3,483	4,448	2,866	3,011	1,515

Share-based compensation, net of income taxes	$11,542	$6,619	$11,910	$4,536	$8,116	$2,038

During 2006, we issued 207,790 options to non-employees with an exercise price of $28.09. The shares vest equally over a four year period beginning January 6, 2011 and expire January 6, 2016. Expense associated with the options is amortized over the life of the option using the liability method of accounting and are subsequently marked-to-market. Expenses included in the table above related to these non-employee options are $(0.1) million and $2.5 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, $3.0 million and $3.1 million, respectively, were included in other liabilities.

In July 2008, we issued 34,790 restricted shares with a price floor guarantee to employees. The expense associated with these awards is amortized over the vesting period using the liability method of accounting. The

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

expense related to these awards included in the table above for the year ended December 31, 2008 is $0.3 million.

As of December 31, 2008, there was $28.4 million of unrecognized compensation cost related to unvested stock options, net of forfeitures. That cost is expected to be recognized ratably over a weighted-average period of 3.3 years as the options vest. There were no share-based compensation costs capitalized as of December 31, 2008.

General stock option and share-based award information

The following table summarizes the option activity under our share-based incentive compensation plans as of and during the year ended December 31, 2008. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on changes in the fair market value of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2008	5,075	$26.20
Options granted during the period:
Exercise Price = fair market value	384	$67.19
Exercise Price > fair market value	45	$68.88
Options exercised	(548)	$22.17
Options forfeited	(3)	$64.45

Options outstanding, December 31, 2008	4,953	$30.19	6.8 years	$83,045

Options exercisable, December 31, 2008	2,521	$25.01	5.7 years	$50,341

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $12.2 million, $37.1 million and $10.2 million, respectively. The actual tax benefit realized from stock options exercised totaled to $7.7 million, $19.3 million and $2.6 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of options exercised was:

•	$22.7 million during the year ended December 31, 2008;

•	$51.7 million during the year ended December 31, 2007; and

•	$6.6 million during the year ended December 31, 2006.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The table below reflects the weighted-average grant-date fair value of stock options granted, shares purchased under our employee stock purchase plan and restricted shares granted during the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$24.87	$15.65	$13.64
Grant price > fair market value	$30.52	$21.44	$10.49
Employee stock purchase plan shares	$17.12	$7.71	$6.86
Restricted shares	$67.37	$34.58	$26.44

Following is a summary of the status of stock options outstanding and exercisable at December 31, 2008.

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
$ 3.23 - $22.36	1,041	$19.30	5.0 years	990	$19.29
$23.40 - $26.45	1,251	$25.75	6.8 years	697	$25.48
$26.47 - $27.89	1,217	$27.62	7.1 years	456	$27.43
$27.90 - $57.00	1,013	$34.06	7.3 years	356	$34.72
$59.25 - $74.05	431	$67.53	9.3 years	22	$59.25

	4,953			2,521

A summary of our unvested restricted share award activity during the year ended December 31, 2008 is presented below. The fair value of unvested restricted share-based awards is determined based on the closing market price of our common stock on the grant date. Pre-vesting forfeitures were estimated to be between 0% and 1.5% based on historical experience.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted shares outstanding, January 1, 2008	966	$26.97
Restricted share awards granted	320	67.74
Restricted share awards vested	(320)	24.11
Restricted share awards forfeited	(2)	29.08

Unvested restricted shares outstanding, December 31, 2008	964	$41.48

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

A summary of our restricted share units’ activity during the year ended December 31, 2008 is presented below. The fair value of restricted share-based units is determined based on the closing market price of our common stock on the grant date. Pre-vesting forfeitures were estimated to be between 0% and 1.5% based on historical experience.

	Shares	Weighted- Average Grant- Date Fair Value
Restricted shares units outstanding, January 1, 2008	143	$26.28
Restricted share units granted	54	65.15
Restricted share units released	(1)	32.70

Restricted shares units outstanding, December 31, 2008	196	$40.44

As of December 31, 2008, there was $29.7 million of unrecognized compensation cost related to unvested restricted share-based compensation arrangements. That cost is expected to be recognized ratably over a weighted-average period of 3.3 years as the awards and units vest. The total fair value of restricted share-based awards and units that vested during the years ended December 31, 2008, 2007 and 2006 was $7.6 million, $3.4 million and $2.2 million, respectively.

6. Research and Development Costs

Research and development costs related to software development charged to expense totaled $18.0 million, $7.6 million and $5.7 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Research and development costs are included in selling, general and administrative expense on the Consolidated Statements of Income for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, $5.3 million and $2.6 million, respectively, of research and development expenses were classified as direct cost of revenues, and $2.2 million and $3.1 million, respectively, of research and development costs were classified as selling, general and administrative expense.

7. Special charges

During the third quarter of 2006, we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular, we restructured our Corporate Finance/Restructuring UK operations and consolidated certain of our non-core practices in the U.S., primarily through reductions in workforce. The charges consisted of $22.1 million of severance and other contractual employee related costs associated with the reduction in workforce, including $0.6 million related to the accelerated vesting of share-based awards; and a $0.9 million non-cash intangible impairment charge associated with the contract backlog we acquired in May 2005 in connection with our acquisition of Cambio Health Solutions.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The liability for special termination charges is included in accounts payable, accrued expense and other on the consolidated balance sheets. Activity related to the liability for special termination charges for the three years ended December 31, 2008 follows.

(in millions)
Balance, December 31, 2006	$14.3
Payments, 2007	(9.6)
Foreign currency translation adjustment	0.1

Balance, December 31, 2007	4.8
Payments, 2008	(3.5)
Foreign currency translation adjustment	(0.2)

Balance, December 31, 2008	$1.1

8. Acquisitions

We record assets acquired and liabilities assumed in business combinations on our balance sheet as of the respective acquisition dates based upon their estimated fair values at the acquisition date. We include the results of operations of businesses acquired in our income statement beginning on the acquisition dates. We allocate the acquisition cost to identifiable tangible and intangible assets and liabilities based upon their estimated relative fair values. We allocate the excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed to goodwill. We determine the fair value of intangible assets acquired based, in part, upon independent valuations. The fair value of shares of our common stock issued in connection with a business combination is based on a five-day average of the closing price of our common stock two days before and two days after the date we agree to the terms of the acquisition and publicly announce the transaction. In certain circumstances, the allocations of the excess purchase price are based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including independent appraisals and other analyses. With the exception of the acquisition of FD International (Holdings) Limited, or FD, described below, the business combinations consummated in 2006, 2007, and 2008 were not deemed significant as outlined in Rule 3-05 of Regulation S-X; therefore proforma results have not been presented.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to security price will be recorded as an adjustment to additional paid-in capital. As of December 31, 2008, we are not obligated to make any price protection related payments under existing contractual arrangements. However, we will be required to do so in the future if our share price falls below the price guarantee on the determination date. Our stock price guarantee provisions have stock floor prices that range from $22.26 to $69.62 per share and have determination dates that range from 2009 to 2013.

In certain transactions a portion of our purchase price is in the form of contingent consideration. The contingent consideration represents the difference between the seller’s and our perceived values of the business based upon our respective performance estimates at the time of acquisition. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the seller based upon the outcome of future financial targets that the seller contemplates in its valuation. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

within a specified time period. Contingent consideration is recorded as additional purchase price with the adjustment recorded as an increase to goodwill if the contingency is satisfied. Additional consideration related to acquired businesses recorded as an adjustment to goodwill was $52.6 million, $43.1 million, and $17.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

2008 Acquisitions

During 2008, we completed sixteen business combinations for a total acquisition cost of $368.9 million, consisting of cash, transaction costs and liabilities assumed of $315.4 million and 861,671 restricted shares of our common stock valued at $53.5 million. Certain purchase agreements for these business combinations contain provisions that include additional payments, some of which may be payable in shares of our common stock at our discretion, based on achievement of annual financial targets in each of the next two to six years. Any contingent consideration payable in the future will be applied to goodwill. Based on 2008 financial results, we have accrued additional contingent consideration of $2.6 million, which has been included in the preceding disclosed acquisition costs.

The assets and liabilities of the acquisitions completed in 2008 were recorded on the consolidated balance sheet at their respective fair values. The fair values were determined on each of the respective closing dates and are subject to refinement as independent valuations are completed.

2007 Acquisitions

During 2007, we completed seven business combinations for a total acquisition cost of $42.5 million, consisting of cash and transaction costs of $36.5 million and 169,999 restricted shares of our common stock valued at $6.0 million. The purchase agreements for these business combinations contain provisions that include additional payments, some of which may be payable in shares of our common stock at our discretion, based on achievement of annual financial targets in each of the next two to four years. Any contingent consideration payable in the future will be applied to goodwill. Based on 2007 and 2008 financial results, we have paid or accrued additional contingent consideration of $16.0 million, which has been included in the preceding disclosed acquisition costs.

2006 Acquisitions

FD International (Holdings) Limited

In October 2006, we completed our acquisition of approximately 97% of the share capital of FD, a global strategic business and financial communications consulting firm headquartered in London. FD provides consulting services related to financial communications, brand communications, public affairs and issues management and strategy development. The total acquisition cost was $338.2 million, including transaction costs. The total acquisition cost consists of $320.2 million in cash and transaction costs, offset by cash received of $25.5 million, 1.2 million restricted shares of our common stock valued at $28.5 million and, notes payable to certain sellers of FD shares in the aggregate principal amount of $15.0 million. In February 2007, we acquired the remaining 3% of FD’s share capital that was outstanding for cash and common stock consideration totaling $7.6 million, which has been included in the acquisition costs disclosed above. Based on the 2006, 2007 and 2008 financial results, we have paid or accrued additional contingent consideration of $76.9 million, which has been included in the preceding disclosed acquisition costs.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

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

Our consolidated financial statements include the operating results of FD from the date of acquisition. The unaudited pro forma financial information below for the year ended December 31, 2006 assumes that our material business acquisition of FD had occurred at the beginning of the period.

Pro forma financial information for the acquisition of Financial Dynamics
Revenues	$800,809
Income before income tax provision	$84,768
Earnings per common share — basic	$1.11

Earnings per common share — diluted	$1.09

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

During the fourth quarter of 2007, we finalized the allocation of the purchase price of FD to the individual assets acquired and liabilities assumed. To assist management in the allocation, we engaged valuation specialists. The following table summarizes the final allocation of purchase price to total assets acquired and liabilities assumed.

Direct cost of business combination
Cash paid, including transaction costs, net of cash received	$264,089
Common stock issued	28,546
Notes payable issued	14,971
Estimated 2008 earned contingent consideration (cash and notes payable)	30,605

Total	$338,211

Net assets acquired
Accounts receivable, billed and unbilled, net	$23,555
Other current assets	16,286
Property and equipment	5,389
Customer relationships (estimated 15 year weighted-average useful life)	37,490
Trade name (indefinite useful life)	7,649
Non-compete agreements (estimated 4 year weighted-average useful life)	1,507
Goodwill	287,580
Other assets	2,404
Accounts payable and accrued expenses	(24,075)
Billings in excess of services provided	(2,601)
Other liabilities	(16,973)

Total net assets acquired	$338,211

Other

During 2006, we completed five other business combinations. The total acquisition cost was $113.5 million, consisting of cash and transaction costs of $83.3 million and 1.1 million restricted shares of our common stock valued at $30.2 million. The purchase agreements for these business combinations contain provisions that include additional consideration based on the achievement of annual financial targets in each of the next four to five years. Any contingent consideration payable in the future will be applied to goodwill. Based on 2006, 2007 and 2008 financial results, we have paid or accrued additional contingent consideration of $13.9 million, which has been included in the preceding acquisition costs.

9. Concentrations of risk

We derive approximately 82% of our revenues from providing professional services to our clients in the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. minimizes the risk of incurring material losses due to concentrations of credit risk. We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter. At December 31, 2008 and 2007, we had an unsecured trade receivable of $19.0 million and $18.1 million, respectively, related to fees for services rendered in connection with a client matter where payment will not be received until the completion of the engagement. This amount is classified as non-current within other assets.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

10. Balance Sheet Details

	December 31,
	2008	2007
Prepaid expenses and other current assets
Prepaid expenses	$22,046	$15,668
Income tax receivable	3,331	14,966
Other current assets	5,678	3,023

	$31,055	$33,657

Notes receivable
Notes receivable from employees	$14,645	$11,187
Note receivable from purchasers of former subsidiary	500	500

	$15,145	$11,687

Notes receivable, net of current portion
Notes receivable from employees, net of current portion	$56,000	$51,324
Notes receivable from purchasers of former subsidiary and other	500	1,050

	$56,500	$52,374

Accounts payable, accrued expenses and other
Accounts payable	$13,241	$12,782
Accrued expenses	26,391	19,861
Accrued contingent consideration	49,067	43,095
Other current liabilities	20,337	27,672

	$109,036	$103,410

Notes receivable due from employees include signing bonuses granted in the form of general recourse forgivable loans to attract and retain highly-skilled professionals. The notes are unsecured, and are being amortized to expense over their forgiveness periods of one to ten years. Professionals who terminate their employment with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest.

11. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007
Leasehold improvements	$37,524	$33,315
Construction in progress	4,335	5,671
Furniture and equipment	24,091	19,742
Computer equipment and software	70,753	60,000

	136,703	118,728
Accumulated depreciation and amortization	(58,128)	(50,885)

Property and equipment, net	$78,575	$67,843

Depreciation expense was $26.0 million in 2008, $19.4 million in 2007 and $13.2 million in 2006.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

12. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Strategic Communications	Economic Consulting	Technology	Total
Balance, December 31, 2006	$298,571	$141,455	$232,528	$178,169	$34,988	$885,711
Goodwill acquired during the year	—	6,802	10,135	—	—	16,937

Contingent consideration	—	1,051	35,994	3,550	2,500	43,095
Adjustments to allocation of purchase price	—	—	(15,475)	(50)	(38)	(15,563)

Foreign currency translation adjustment	—	—	10,558	—	140	10,698

Balance December 31, 2007	298,571	149,308	273,740	181,669	37,590	940,878
Goodwill acquired during the year	92,019	50,679	3,569	1,206	81,563	229,036
Contingent consideration (1)	—	1,083	40,794	8,169	—	50,046
Adjustments to allocation of purchase price	—	(612)	(4,198)	—	—	(4,810)
Foreign currency translation adjustment and other	(656)	(11,329)	(51,165)	—	(612)	(63,762)

Balance December 31, 2008	$389,934	$189,129	$262,740	$191,044	$118,541	$1,151,388

(1)	Contingent consideration of $2.6 million for 2008 acquisitions has been included in goodwill acquired during the year.

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $18.8 million in 2008, $10.6 million in 2007, and $11.2 million in 2006. Based solely on the amortizable intangible assets recorded as of December 31, 2008, we estimate amortization expense to be $22.9 million in 2009, $20.6 million in 2010, $19.7 million in 2011, $18.9 million in 2012, $16.9 million in 2013 and $64.6 million in years after 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors. During the third quarter of 2006, we determined that the backlog we acquired in May 2005 in connection with our acquisition of Cambio had a shorter life than we originally estimated, and therefore, we recorded a $0.9 million non-cash intangible impairment charge within our Corporate Finance/Restructuring segment. This amount is recorded as a special charge in our income statement.

		December 31, 2008		December 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	5 to 15	$133,113	$19,897	$69,286	$11,402
Non-competition agreements	1 to 10	17,194	5,735	12,277	3,138
Software	5 to 6	37,700	6,401	4,400	2,493
Tradenames	1 to 5	9,555	2,153	1,432	167
Contract backlog	1	273	23	—	—

		197,835	34,209	87,395	17,200
Unamortized intangible assets
Tradenames	Indefinite	25,678	—	14,478	—

		$223,513	$34,209	$101,873	$17,200

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

For acquisitions completed during 2008 and 2007, the aggregate amount of purchase price assigned to intangible assets other than goodwill consisted of the following.

	December 31, 2008		December 31, 2007
	Weigted- Average Amortization Period in Years	Fair Value	Weigted- Average Amortization Period in Years	Fair Value
Amortized intangible assets
Contract backlog	1	$275	—	$—
Customer relationships	14	78,336	11.8	11,003
Non-competition agreements	5	5,427	5.5	3,029
Tradenames	5	8,512	5.0	1,112
Software	6	33,300	—	$—

		125,850		15,144
Unamortized intangible assets
Trade names	Indefinite	11,200	Indefinite	—

		$137,050		$15,144

13. Fair Value of Financial Instruments

Effective January 1, 2008 we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) as they relate to our financial assets and liabilities. We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2008 and 2007 based upon the short-term nature of the assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.

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

The following table presents assets and liabilities measured at fair value at December 31, 2008.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest rate swaps	$—	$2,884	$—	$2,884

Total assets	$—	$2,884	$—	$2,884

Hedge adjustment on long-term debt	$—	$2,884	$—	$2,884

Total liabilities	$—	$2,884	$—	$2,884

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The fair values of the interest rate swaps are based on a valuation which is driven by the present value of expected future cash flows using discount rates appropriate with the risks involved. We entered into interest rate swaps to hedge the risk of changes in fair value attributable to changes in market interest rates associated with $60 million of our 7 5/8% senior notes due 2013. These interest rate swaps qualify for hedge accounting using the short cut method under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, the changes in fair value of the interest rate swaps and the changes in the fair value of the hedged debt are assumed to be equal and offsetting and have no effect on our results of operations. The fair value adjustment related to the interest rate swap is included in other assets on the Condensed Consolidated Balance Sheet.

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

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, including current portion	567,882	583,475	573,425	754,260
Interest rate swap assets	2,884	2,884	371	371

Long-term debt

We determined the fair value of the long-term debt based on quoted market prices for our senior notes.

Interest rate swap assets

The carrying amount of our interest rate swap assets is fair value. The fair value of our interest rate swaps is based on estimates obtained from bankers to settle the agreements, which approximates fair value.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

14. Long-Term Debt and Capital Lease Obligations

	December 31,
	2008	2007
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $2,884 — December 31, 2008 and $371 — December 31, 2007	$202,884	$200,371
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012	149,951	150,000
Notes payable to former shareholders of acquired business	47	7,720
Other	—	334

Total debt	567,882	573,425
Less current portion	149,998	157,772

Long-term debt, net of current portion	$417,884	$415,653
Total capital lease obligations	$1,608	$—
Less current portion	900	—

Capital lease obligations, net of current portion	708	—

Long-term debt and capital lease obligations, net of current portion	$418,592	$415,653

7 5 /8% senior notes due 2013. In August 2005, we completed the sale in a Rule 144A private placement of $200.0 million in principal amount of 7 5/8% senior notes due June 15, 2013, generating net cash proceeds of $194 million after deducting fees and expenses and the initial purchasers’ discounts. All of these notes were exchanged for senior notes with identical terms registered with the Securities and Exchange Commission (SEC) in February 2007. Cash interest is payable semi-annually beginning December 15, 2005 at a rate of 7.625% per year. We may choose to redeem some or all of these starting June 15, 2009 at an initial redemption price of 103.813% of the aggregate principal amount of these notes plus accrued and unpaid interest. We may choose to redeem up to 35% of the original principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 107.625% of their principal amount, plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If we do not maintain the registration of the notes effective through maturity, subject to limitations, then the annual interest rate on these notes will increase by 0.25% every 90 days, up to a maximum of 1.0%, until the default ceases to exist. If we have a registration default and subsequently correct it, the annual interest rate on the notes will revert to 7.625%.

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, we agree to exchange the difference between a variable interest rate and either a fixed or another variable interest rate multiplied by a notional principal amount. We record all interest rate swaps at their fair market values within other assets or other liabilities on our balance sheet. As of December 31, 2008, the fair value of our interest rate swap agreements was an asset of $2.9 million. As of December 31, 2007, the fair value of our interest rate swap agreements was an asset of $0.4 million.

In August 2005, we entered into two interest rate swap agreements to hedge the risk of changes in the fair value of a portion of our 7 5/8% fixed rate senior notes. The interest swap agreements mature on June 15, 2013. Under the terms of the interest rate swap agreements, we receive interest on the $60.0 million notional amount at a fixed rate of 7.625% and pay a variable rate of interest, which was between 5.60% and 7.85% for the year ended December 31, 2008, based on the LIBOR as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps are accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness has been recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. For the year ended December 31, 2008, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate decreased interest expense by $0.9 million. For the years ended December 31, 2007 and 2006, the impact of effectively converting the interest rate increased interest expense by $0.5 million and $0.3 million, respectively.

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

3 3/4% convertible senior subordinated notes due 2012. In August 2005, we completed the sale in a rule 144A private placement of $150.0 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012, which generated net cash proceeds of $144 million after deducting fees, expenses and the initial purchasers’ discounts. All of these notes were exchanged for convertible notes with terms registered with the SEC in January 2006. Cash interest is payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The convertible notes are non-callable. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess of the “conversion value” over the principal portion will be paid either in cash,

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

shares of our common stock or a combination of shares of our common stock and cash at our option. The “conversion value” of each note is the average closing price of our shares over the “conversion reference period,” as defined in the indenture, times the initial conversion rate of 31.998, subject to adjustment upon specified events. Assuming conversion of the full $150 million principal amount of the notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. The convertible notes may be converted at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time period exceeds 120% of the conversion price for a specified time period; or (4) if the trading price for a convertible note is less than 95% of the closing sale price of our common stock into which it can be converted for a specified time period.

On October 15, 2007, the $150.0 million aggregate principal amount of the notes due July 15, 2012 became convertible at the option of the holders and is currently convertible through April 15, 2009 as provided in the indenture covering the notes. The notes became convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2007, January 15, 2008, April 15, 2008, July 15, 2008, October 15, 2008, and January 15, 2009.

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

Secured bank credit facility. Our amended and restated senior secured bank credit facility provides for a $175.0 million revolving line of credit. The maturity date of the revolving line of credit is September 30, 2011. We may choose to repay outstanding borrowings under the senior secured bank credit facility at any time before maturity without penalty. Debt under the senior secured credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the senior secured credit facility, the lenders have a security interest in substantially all of our assets.

Our senior secured bank credit facility and the indentures governing our senior notes contain covenants which limit our ability to incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; enter into transactions with affiliates or related persons or engage in any business other than consulting related businesses. The senior secured credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA); EBITDA to specified

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

charges; and the maintenance of a minimum net worth, each as defined under the senior secured bank credit facility. At December 31, 2008, we were in compliance with all covenants as stipulated in the senior secured bank credit facility and the indentures governing our senior notes.

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

The amendment modified the requirements for permitted acquisitions with respect to the notice requirements and applicable financial covenants. The amendment also includes a number of technical modifications to the covenant restrictions intended to improve our ability to operate internationally. Specifically, the covenants related to investments were modified to allow any investment made prior to June 30, 2008, to permit investments in foreign subsidiaries by other foreign subsidiaries, to permit additional investments in foreign subsidiaries by FTI and its domestic subsidiaries in an amount outstanding at any one time of up to $30.0 million and to permit other investments in an amount up to $5.0 million. The covenant restrictions on liens were modified to allow liens granted by a foreign subsidiary to FTI or another subsidiary to secure indebtedness of such foreign subsidiary and to allow liens by a foreign subsidiary to secure indebtedness of up to $20.0 million. Restrictions on indebtedness were changed to allow borrowings by a foreign subsidiary not to exceed $20.0 million and guarantees of such borrowings. The restricted payment covenant was modified to allow each subsidiary to make restricted payments to the owners of their own capital stock. No borrowings were outstanding under the secured bank credit facility at December 31, 2008 or December 31, 2007.

Notes payable to shareholders of acquired business. In connection with the acquisition of FD, we issued £3.6 million of notes to former FD shareholders who elected to receive notes in lieu of cash. These notes are unsecured and bear interest based on London Interbank Offered Rate, or LIBOR, that compounds quarterly. These notes are redeemable at any time and accordingly they have been classified as a current obligation. The outstanding balance of these notes was not material at December 31, 2008. At December 31, 2007 the outstanding balance of these notes was £2.1 million. Former FD shareholders who elected to receive notes in lieu of cash may also elect to receive any earn-out consideration in the form of notes. In 2008 and 2007, respectively, we issued £0.3 million and £4.1 million of notes in lieu of cash for earn-out consideration as part of this agreement. These additional notes are redeemable at any time prior to their maturity in March 2010, and have been classified as a current obligation. At December 31, 2008 the outstanding balance of these notes was immaterial. At December 31, 2007 the outstanding balance of these notes was £1.8 million.

Guarantees. Currently, we do not have any debt guarantees related to entities outside of the consolidated group. As of December 31, 2008, substantially all of our domestic subsidiaries are guarantors of borrowings under our senior secured credit facility, our senior notes and our convertible notes in the amount of $565.0 million.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Future maturities of long-term debt

For years subsequent to December 31, 2008, scheduled annual maturities of long-term debt outstanding as of December 31, 2008 are as follows. Long-term debt that is callable by the holder has been shown as maturing in 2009 in the following table.

	Long-term Debt	Capital Lease Obligations	Total
2009	$149,998	$970	$150,968
2010	—	481	481
2011	—	231	231
2012	—	50	50
2013	200,000	—	200,000
Thereafter	215,000	—	215,000

	564,998	1,732	566,730

Plus fair value hedge adjustment	2,884	—	2,884
Less imputed interest	—	124	124

	$567,882	$1,608	$569,490

15. Commitments and Contingencies

Operating lease commitments

We lease office space and equipment under non-cancelable operating leases and equipment under capital leases. The leases normally provide for the payment of minimum annual rentals and may include scheduled rent increases. We recognize scheduled rent increases on a straight-line basis over the initial lease term. Some leases include provisions for renewal options of up to five years. Some of our leases for office space contain provisions whereby the future rental payments may be adjusted for increases in operating expenses above specified amounts.

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

Rental expense, net of rental income was $44.8 million during 2008, $35.8 million during 2007 and $20.2 million during 2006. For years subsequent to December 31, 2008, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income of $1.6 million in 2009, $1.4 million in 2010, $0.4 million in 2011, $0.1 million in 2012 and none in 2013 are as follows.

Operating Leases
2009	$36,530
2010	35,585
2011	32,671
2012	27,854
2013	24,168
Thereafter	130,986

$287,794

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.

16. Income Taxes

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2008		December 31, 2007
	Asset	Liability	Asset	Liability
Current deferred tax assets (liabilities)
Allowance for doubtful accounts	$8,574	$—	$4,452	$—
Accrued vacation and bonus	12,260	—	2,680	—
Accrued sublease losses	254	—	454	—
Restricted stock	2,980	—	2,222	—
Restructuring	807	—	1,823	—
Prepaid expenses	—	(695)	—	(973)
Other	192	—	—	(114)

Total current deferred tax assets (liabilities)	25,067	(695)	11,631	(1,087)

Long-term deferred assets (liabilities)
Property, equipment and capitalized software	2,097	—	1,798	—
Deferred rent	11,537	—	10,196	—
Share-based compensation	9,510	—	6,321	—
Forgivable notes receivable from employees	9,998	—	5,831	—
Foreign tax credits	4,388	—	8,945	—
Accrued special charges	734	—	—	—
Deferred compensation	—	(1,260)	—	(3,519)
Goodwill and other intangible asset amortization		(113,758)	—	(75,502)
Currency translation adjustment	—	—	—	(4,927)
All other	—	(50)	1,744	—

Total long-term deferred tax assets (liabilities)	$38,264	$(115,068)	$34,835	$(83,948)

Total deferred tax assets (liabilities)		$(52,432)		$(38,569)

As of December 31, 2008, we have not recorded a $9.3 million deferred tax liability related to the tax basis difference in the investment in our foreign subsidiaries as the investment is permanent in duration.

We also have $4.4 million of foreign tax credit carryforwards that begin to expire in 2015. Based upon current levels of foreign source income and foreign income taxes, we expect to use the $4.4 million of credits by 2011.

The company has not established a valuation allowance for any of its deferred assets as it expects that future taxable income as well as the reversal of temporary differences will enable the company to fully utilize its deferred tax assets.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The components of income before tax from continuing operations are as follows.

	Year Ended December 31,
	2008	2007	2006
Domestic	$149,773	$113,099	$82,917
Foreign	55,858	36,691	(3,752)

	$205,631	$149,790	$79,165

The components of the income tax provision from continuing operations are as follows.

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$58,075	$39,328	$23,986
State	13,313	10,275	5,917
Foreign	11,838	11,715	3,385

	83,226	61,318	33,288

Deferred
Federal	(3,287)	(2,518)	2,282
State	257	(1,131)	1,787
Foreign	—	—	(216)

	(3,030)	(3,649)	3,853

Income tax provision	$80,196	$57,669	$37,141

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2008	2007	2006
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.3	4.8	6.2
Share-based compensation not deductible for tax purposes	0.7	0.7	1.8
Expenses not deductible for tax purposes	1.3	1.8	3.9
Goodwill amortization on foreign acquisitions deductible for U.S. tax purposes	(2.3)	(3.0)	—
Changes in state tax laws	—	(0.8)	—

	39.0%	38.5%	46.9%

At December 31, 2008, we had a net income tax receivable of $3.3 million as compared to a net income tax receivable of $6.6 million at December 31, 2007.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

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

During 2008, there were no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of December 31, 2008, our accrual for the payment of tax-related interest and penalties was not material.

Goodwill

We recorded goodwill from the acquisitions completed in 2008, 2007 and 2006 as a result of the value of the assembled workforce we acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. Excluding the U.S. and a small European component of the FD acquisition, we believe the goodwill recorded as a result of these acquisitions will be fully deductible for income tax purposes over 15 years. For U.S. tax purposes, the U.S. and a small European component of the FD acquisition will be treated as stock transactions and, as a result, the goodwill associated with these acquisitions is not deductible for income tax purposes.

17. Stockholders’ Equity

Common stock

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

In October 2007, we closed on a public offering of 4,830,000 shares of the Company’s common stock (which included 630,000 shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares) at a price to the public of $50.00 per share, less the underwriting discount and commissions. The net proceeds of the offering were $231.4 million, after payment of the underwriting discounts, commissions and offering expenses. We used the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Common stock repurchase program

In October 2003, our Board of Directors initially approved a share repurchase program under which we were authorized to purchase shares of our common stock. From time to time, our Board of Directors has reauthorized an amount of authorized share repurchases under the initial program. On February 25, 2008, our Board of Directors authorized a share repurchase program of up to $50.0 million of stock repurchases through February 25, 2009. The shares of common stock could be purchased through open market or privately negotiated transactions and were to be funded with a combination of cash on hand, existing bank credit facilities or new credit facilities. On February 25, 2009 our Board of Directors authorized a stock repurchase program in the aggregate of $50.0 million which is currently in effect through February 2010.

During 2008, we did not purchase any shares under the common stock repurchase program. During 2007, we purchased and retired 0.5 million shares of our common stock for a total cost of about $18.1 million. During 2006, we purchased and retired 0.6 million shares of our common stock for a total cost of about $16.6 million. Since inception of the program, we purchased and retired a total of 8.1 million shares of our common stock for a total cost of $204.3 million.

18. Employee Benefit Plans

We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which are limited to a percent of the participant’s eligible compensation. The percentage match is at the discretion of our board of directors. We made contributions related to the plan of $7.1 million during 2008, $5.6 million during 2007 and $5.5 million during 2006.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom and other foreign countries. The assets of the schemes are held separately from those of the Company in independently administered funds. We contributed $4.7 million to these plans during 2008, and $4.4 million during 2007. The contribution for 2006 was immaterial.

19. Segment Reporting

We manage our business in five reportable operating segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Strategic Communications, Technology, and Economic Consulting.

The Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services relating to turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions, transaction advisory and interim management. The Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties around the world with end-to-end forensic and litigation services, including pre-filing assessments, discovery, trial preparation, expert testimony and other trial support services. The Strategic Communications segment provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting. The Technology segment provides products, services and consulting to law firms, companies, courts and government agencies worldwide with the principal business focus on the collection, preservation, review and production of electronically stored information. The Economic Consulting segment

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

provides law firms, companies, government entities and other interested parties with clear analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and internationally.

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, special charges, unallocated corporate expenses and including non-operating litigation settlement gains and losses, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, accounting, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with generally accepted accounting principles, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee incentive compensation. Unallocated corporate expenses include costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include corporate office support costs, human resources, legal, company-wide business development functions, as well as costs related to overall corporate management. In addition, certain accounting and information technology costs are unallocated.

The table below presents revenues and operating income for our reportable segments for the three years ended December 31, 2008.

	Year Ended December 31,
	2008	2007	2006
Revenues
Corporate Finance/Restructuring	$374,504	$261,625	$212,617
Forensic and Litigation Consulting	253,918	217,028	193,287
Strategic Communications	224,481	185,333	40,708
Technology	220,359	162,837	117,230
Economic Consulting	219,883	174,447	144,091

Total revenues	$1,293,145	$1,001,270	$707,933

Segment EBITDA
Corporate Finance/Restructuring	$114,178	$71,629	$51,514
Forensic and Litigation Consulting	57,493	57,292	55,306
Strategic Communications	55,164	48,826	14,173
Technology	73,506	62,921	46,965
Economic Consulting	59,020	48,085	36,873

Total segment EBITDA	$359,361	$288,753	$204,831

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The table below reconciles segment profit to income before income tax provision.

	Year Ended December 31,
	2008	2007	2006
Segment EBITDA	$359,361	$288,753	$204,831
Segment depreciation expense	(20,342)	(14,582)	(9,101)
Amortization of intangible assets	(18,824)	(10,615)	(11,175)
Unallocated corporate expenses	(81,973)	(77,344)	(56,136)
Interest income and other	8,685	7,639	2,119
Interest expense	(41,051)	(43,857)	(28,949)
Corporate litigation settlement (losses) gains	(225)	(204)	548
Special charges	—	—	(22,972)

Income before income tax provision	$205,631	$149,790	$79,165

For the year ended December 31, 2006, the detail of the special charges by segment is as follows:

Forensic and Litigation Consulting	$9,890
Corporate Finance/Restructuring	7,740
Economic Consulting	4,148
Corporate	1,194

Total Company	$22,972

The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets.

	December 31,
	2008	2007
Corporate Finance/Restructuring	$556,638	$396,914
Forensic and Litigation Consulting	297,785	233,104
Strategic Communications	404,994	417,153
Technology	266,405	115,750
Economic Consulting	322,047	277,635

Total segment assets	1,847,869	1,440,556
Unallocated corporate assets	240,300	418,068

Total assets	$2,088,169	$1,858,624

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The table below details information on our revenues for the three years ended December 31, 2008. We do not have a single customer that represents ten percent or more of our consolidated revenues. Revenues have been attributed to location based on the location of the entity generating the revenue.

	Year Ended December 31,
	2008	2007	2006
United States	$1,056,616	$838,941	$671,603
All foreign countries	236,529	162,329	36,330

Total revenue	$1,293,145	$1,001,270	$707,933

The table below details information on our net assets at December 31, 2008 and 2007. Net assets have been attributed to geographic location based on the location of the entity holding the assets.

	December 31,
	2008	2007
United States	$911,868	$858,650
All foreign countries	211,959	113,600

Total net assets	$1,123,827	$972,250

20. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Balance Sheet Information as of December 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$131,412	$11,663	$48,767	$—	$191,842
Accounts receivable, net	87,859	164,198	37,983	—	290,040
Intercompany receivables	74,743	173,048	91,030	(338,821)	—
Other current assets	52,097	21,166	5,523	(8,214)	70,572

Total current assets	346,111	370,075	183,303	(347,035)	552,454
Property and equipment, net	45,089	24,457	9,029	—	78,575
Goodwill	416,302	536,964	198,122	—	1,151,388
Other intangible assets, net	4,284	138,976	46,044	—	189,304
Investments in subsidiaries	1,200,661	818,145	737,504	(2,756,310)	—
Other assets	62,787	146,431	8,538	(101,308)	116,448

Total assets	$2,075,234	$2,035,048	$1,182,540	$(3,204,653)	$2,088,169

Liabilities
Intercompany payables	$178,994	$83,024	$76,803	$(338,821)	$—
Other current liabilities	269,922	111,081	51,120	(8,214)	423,909

Total current liabilities	448,916	194,105	127,923	(347,035)	423,909
Long-term debt, net	417,883	709	—	—	418,592
Other liabilities	84,608	35,557	102,984	(101,308)	121,841

Total liabilities	951,407	230,371	230,907	(448,343)	964,342
Stockholders’ equity	1,123,827	1,804,677	951,633	(2,756,310)	1,123,827

Total liabilities and stockholders’ equity	$2,075,234	$2,035,048	$1,182,540	$(3,204,653)	$2,088,169

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Income Information for the Year Ended December 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$493,919	$1,143,520	$239,626	$(583,920)	$1,293,145
Operating expenses
Direct cost of revenues	276,291	870,642	135,059	(576,381)	705,611
Selling, general and administrative expense	165,370	122,021	50,200	(7,539)	330,052
Amortization of other intangible assets	1,125	12,438	5,261	—	18,824

	442,786	1,005,101	190,520	(583,920)	1,054,487

Operating income	51,133	138,419	49,106	—	238,658
Other income (expense)	(36,621)	6,724	(3,130)	—	(33,027)

Income before income tax provision	14,512	145,143	45,976	—	205,631
Income tax provision	6,284	62,851	11,061	—	80,196
Equity in net earnings of subsidiaries	117,207	34,370	10,428	(162,005)	—

Net income	$125,435	$116,662	$45,343	$(162,005)	$125,435

Condensed Consolidating Statement of Income Information for the Year Ended December 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$544,360	$701,421	$168,838	$(413,349)	$1,001,270
Operating expenses
Direct cost of revenues	304,674	570,115	84,662	(411,044)	548,407
Selling, general and administrative expense	179,633	35,381	42,529	(2,305)	255,238
Amortization of other intangible assets	2,006	5,028	3,581	—	10,615

	486,313	610,524	130,772	(413,349)	814,260

Operating income	58,047	90,897	38,066	—	187,010
Other income (expense)	(38,713)	2,544	(1,051)	—	(37,220)

Income before income tax provision	19,334	93,441	37,015	—	149,790
Income tax provision	7,810	38,144	11,715	—	57,669
Equity in net earnings of subsidiaries	80,597	25,299	2,755	(108,651)	—

Net income	$92,121	$80,596	$28,055	$(108,651)	$92,121

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Income Information for the Year Ended December 31, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$478,160	$187,952	$41,821	$—	$707,933
Operating expenses
Direct cost of revenues	259,763	100,583	28,686	—	389,032
Selling, general and administrative expense	140,809	27,943	9,820	—	178,572
Special charges	14,992	1,082	6,898	—	22,972
Amortization of other intangible assets	1,865	8,449	861	—	11,175

	417,429	138,057	46,265	—	601,751

Operating income	60,731	49,895	(4,444)	—	106,182
Other income (expense)	(26,522)	(507)	(72)	—	(27,101)

Income (expense) before income tax provision	34,209	49,388	(4,516)	—	79,081
Income tax provision (benefit)	18,714	20,221	(1,794)	—	37,141
Equity in net earnings of subsidiaries	26,529	6,118	1,980	(34,543)	84

Net income (loss)	$42,024	$35,285	$(742)	$(34,543)	$42,024

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Cash Flow Information for the Year Ended December 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$72,352	$72,137	$55,363	$199,852

Investing activities
Payments for acquisition of businesses, net of cash received	(333,830)	(3,860)	(7,851)	(345,541)
Purchases of property and equipment and other	(15,464)	(9,068)	(6,439)	(30,971)

Net cash used in investing activities	(349,294)	(12,928)	(14,290)	(376,512)

Financing activities
Payment of short-term borrowings of acquired subsidiary	—	(2,275)	—	(2,275)
Payment of long-term debt	(8,261)	(483)	—	(8,744)
Issuance of common stock and other	20,450	—	—	20,450
Excess tax benefits from share based equity	10,820	—	—	10,820
Intercompany transfers	56,785	(46,061)	(10,724)	—

Net cash provided by (used in) financing activities	79,794	(48,819)	(10,724)	20,251

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	55	—	(12,267)	(12,212)

Net (decrease) increase in cash and cash equivalents	(197,093)	10,390	18,082	(168,621)
Cash and cash equivalents, beginning of year	328,505	1,273	30,685	360,463

Cash and cash equivalents, end of year	$131,412	$11,663	$48,767	$191,842

Condensed Consolidating Statement of Cash Flow Information for the Year Ended December 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$13,491	$45,576	$9,669	$68,736
Investing activities
Payments for acquisition of businesses, net of cash received	(1,402)	(8,466)	(22,375)	(32,243)
Purchases of property and equipment and other	(27,890)	(2,897)	(5,153)	(35,940)

Net cash used in investing activities	(29,292)	(11,363)	(27,528)	(68,183)

Financing activities
Capital contributions	(313,649)	260,821	52,828	—
Purchase and retirement of common stock	(18,118)	—	—	(18,118)
Intercompany transfers	318,292	(297,353)	(20,939)	—
Issuance of common stock	231,408	—	—	231,408
Other	56,363	—	—	56,363

Net cash provided by (used in) financing activities	274,296	(36,532)	31,889	269,653

Effects of exchange rate changes and fair value adjustments on cash	—	—	(1,666)	(1,666)

Net increase (decrease) in cash and cash equivalents	258,495	(2,319)	12,364	268,540
Cash and cash equivalents, beginning of year	70,010	3,592	18,321	91,923

Cash and cash equivalents, end of year	$328,505	$1,273	$30,685	$360,463

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Cash Flow Information for the Year Ended December 31, 2006

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$31,865	$37,077	$(12,627)	$56,315

Investing activities
Payments for acquisition of businesses, net of cash received	(293,228)	386	25,510	(267,332)
Purchases of property and equipment and other	(26,710)	(2,801)	(542)	(30,053)

Net cash (used in) provided by investing activities	(319,938)	(2,415)	24,968	(297,385)

Financing activities
Issuance of debt securities	215,000	—		215,000
Payments of long-term debt	(25,476)	—	—	(25,476)
Purchase and retirement of common stock	(23,376)	—	—	(23,376)
Intercompany transfers	29,418	(31,212)	1,794	—
Other	11,267	—	—	11,267

Net cash provided by (used in) financing activities	206,833	(31,212)	1,794	177,415

Effects of exchange rate changes and fair value adjustments on cash	—	—	2,195	2,195

Net (decrease) increase in cash and cash equivalents	(81,240)	3,450	16,330	(61,460)
Cash and cash equivalents, beginning of year	151,250	142	1,991	153,383

Cash and cash equivalents, end of year	$70,010	$3,592	$18,321	$91,923

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

21. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2008
Revenues	$307,102	$337,670	$325,497	$322,876

Operating expenses
Direct cost of revenues	172,521	188,166	174,514	170,410
Selling, general and administrative expenses	72,572	77,773	91,508	88,199
Amortization of other intangible assets	2,898	4,457	5,664	5,805

	247,991	270,396	271,686	264,414

Operating income	59,111	67,274	53,811	58,462
Interest income and other	3,311	2,089	1,980	1,305
Interest expense	(10,618)	(10,303)	(9,914)	(10,216)
Litigation settlement (losses) gains, net	(1)	(435)	(275)	50

Income before income tax provision	51,803	58,625	45,602	49,601
Income tax provision	20,514	23,215	18,059	18,408

Net income	$31,289	$35,410	$27,543	$31,193

Earnings per common share — basic	$0.65	$0.72	$0.56	$0.63

Earnings per common share — diluted	$0.59	$0.66	$0.51	$0.58

Weighted average common shares outstanding
Basic	48,325	49,155	49,541	49,738

Diluted	52,717	53,700	54,460	53,411

2007
Revenues	$227,725	$239,692	$253,334	$280,519

Operating expenses
Direct cost of revenues	126,181	131,349	139,131	151,746
Selling, general and administrative expenses	60,358	61,910	63,007	69,963
Amortization of other intangible assets	2,737	2,748	2,293	2,837

	189,276	196,007	204,431	224,546

Operating income	38,449	43,685	48,903	55,973
Interest income and other	483	2,478	239	4,439
Interest expense	(10,951)	(11,391)	(10,865)	(10,650)
Litigation settlement (losses) gains, net	(741)	(167)	36	(130)

Income before income tax provision	27,240	34,605	38,313	49,632
Income tax provision	11,978	11,523	15,330	18,838

Net income	$15,262	$23,082	$22,983	$30,794

Earnings per common share — basic	$0.37	$0.56	$0.55	$0.66

Earnings per common share — diluted	$0.36	$0.53	$0.50	$0.60

Weighted average common shares outstanding
Basic	41,498	41,333	41,992	46,996

Diluted	42,518	43,412	45,595	51,347

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2008, pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Policy on Ethics and Business Conduct, or Code of Ethics, which applies to our chairman of the board, president, chief executive officer, chief financial officer, corporate controller and our other financial professionals, as well as our chief operating officer, chief administrative officer, general counsel and chief risk and compliance officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at http://www.fticonsulting.com/web/about/governance.html. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our chairman of the board, president, chief executive officer, chief operating officer, chief financial officer, corporate controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K filed with the SEC. We will provide printed copies of our corporate governance documents, including, without limitation, our Corporate Governance Guidelines, the Charters of the Committees of our Board of Directors, our Code of Ethics, our Conflicts of Interest Policy and our Anti-Corruption Policy to any person, without charge, upon request to our Corporate Secretary, FTI Consulting, Inc., 500 East Pratt Street, Suite 1400, Baltimore, Maryland 21202, telephone number (410) 951-4800.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in our proxy statement under the caption “Executive Officers and Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and this Annual Report on Form 10-K under the caption “Part II — Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our proxy statement under the captions “Executive Officers and Compensation — Certain Relationships and Related Party Transactions,” “Information About the Board of Directors and Committees” and “Corporate Governance” is incorporated herein by reference.

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

		Management’s Report on Internal Control over Financial Reporting

		Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

		Reports of Independent Registered Public Accounting Firm — Consolidated Financial Statements

		Consolidated Balance Sheets — December 31, 2008 and 2007

		Consolidated Statements of Income — Years Ended December 31, 2008, 2007 and 2006

		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2008, 2007 and 2006

		Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007 and 2006

		Notes to Consolidated Financials Statements

	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:

		Schedule II — Valuation and Qualifying Accounts

		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise furnished.

FTI Consulting, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions		Deductions**	Balance at End of Period
		Provision for Doubtful Accounts	Charged to Other Accounts*
Year Ended December 31, 2008
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$30,467	$22,474	$5,852	$13,484	$45,309

Year Ended December 31, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$20,351	$11,777	$6,319	$7,980	$30,467

Year Ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$17,330	$8,570	$3,494	$9,043	$20,351

*	Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).
**	Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits
1.1**	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.2**	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.3**	Purchase Agreement dated September 27, 2006, by and among FTI Consulting, Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to the 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission, on October 3, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K/A (Amendment No. 2) dated September 27, 2006 and incorporated herein by reference.)

1.4	Underwriting Agreement dated October 3, 2007, by and among FTI Consulting, Inc. and Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman, Sachs & Co. (Filed with the Securities and Exchange Commission on October 3, 2007 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment to Registration Statement on Form S-3 (333-146366) dated October 3, 2007 and incorporated herein by reference.)

2.1**	Agreement for the Purchase and Sale of Assets dated as of July 24, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on July 26, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 24, 2002 and incorporated herein by reference.)

2.2**	LLC Membership Interests Purchase Agreement dated as of January 31, 2000, by and among FTI Consulting, Inc., and Michael Policano and Robert Manzo. (Filed with the Securities and Exchange Commission on February 15, 2000 as an exhibit to FTI Consulting, Inc.’s Current Report on
Form 8-K dated February 4, 2000 and incorporated herein by reference.)

2.3**	Asset Purchase Agreement dated October 22, 2003, by and among KPMG LLP, DAS Business LLC and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on November 14, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 3, 2003 and incorporated herein by reference.)

2.4**	Asset Purchase Agreement dated September 25, 2003, by and among FTI Consulting, Inc., LI Acquisition Company, LLC, Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp. (Filed with the Securities and Exchange Commission on October 2, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 25, 2003 and incorporated herein by reference.)

2.5**	Asset Purchase Agreement dated February 16, 2005, by and among FTI Consulting, Inc., FTI, LLC, FTI Repository Services, LLC, FTI Consulting Ltd., FTI Australia Pty Ltd, Edward J. O’Brien and Christopher R. Priestley, Messrs. Edward J. O’Brien and Christopher R. Priestley trading as the Ringtail Suite Partnership, Ringtail Solutions Pty Ltd, on its behalf and as trustee for Ringtail Unit Trust, Ringtail Solutions, Inc. and Ringtail Solutions Limited. (Filed with the Securities and Exchange Commission on February 23, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 16, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
2.6**	Asset Purchase Agreement, dated as of May 23, 2005, by and among Cambio Health Solutions, LLC, Cambio Partners, LLC, each of the individuals named in Exhibit A thereto that becomes a party thereto prior to the Closing (as defined therein) by executing a joinder agreement on or after the date thereof, FTI Consulting, Inc, FTI, LLC, FTI Cambio LLC, and the Seller Representative (as defined therein). (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 23, 2005 and incorporated herein by reference.)

2.7**	Purchase Agreement, dated as of November 15, 2005, by and among FTI Compass, LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, FTI, LLC, a Maryland limited liability company, Competition Policy Associates, Inc., a District of Colombia corporation (the “Company”), and the stockholders of the Company listed on Schedule I thereto. (Filed with the Securities and Exchange Commission on November 19, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 22, 2005 and incorporated by reference herein.)

2.8	Form of Irrevocable Undertaking entered into by Controlling Shareholder Group of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.9	Form of Irrevocable Undertaking entered into by Executive Officers of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.10	Form of Irrevocable Undertaking entered into by Other Shareholders of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.11	Warranty Deed dated as of September 11, 2006 between FTI FD LLC and the Warrantors named therein. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.12**	Asset Purchase Agreement dated March 31, 2008 by and among FTI Consulting, Inc., FTI SMC Acquisition LLC, The Schonbraun McCann Consulting Group LLC, the individuals listed on Schedule I thereto and Bruce Schonbraun as the Members’ Representative. The registrant has requested confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Act. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission. (Filed with the SEC on April 4, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2008 and incorporated herein by reference.)

2.13**	Agreement and Plan of Merger, dated as of June 9, 2008, by and among FTI Consulting, Inc., Attenex Corporation, Ace Acquisition Corporation, and Richard B. Dodd and William McAleer, as the Shareholder Representatives. (Filed with the SEC on June 12, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 9, 2008 and incorporated herein by reference.)

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the Securities and Exchange Commission on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on
Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated as of December 18, 2008. (Filed with the Securities and Exchange Commission on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

4.1	Indenture dated August 2, 2005 among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to 7 5/8% Senior Notes due 2013. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.2	Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.3	Form of Note (included as Exhibit A to Exhibit 4.1). (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of August 2, 2005, among FTI Consulting, Inc., Goldman, Sachs & Co. and Banc of America Securities LLC. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.5	First Supplemental Indenture relating to the 7 5/8% Senior Notes due 2013, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors names therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.6	First Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors named therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.7	Second Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of February 22, 2006, by and among FTI Consulting, Inc., the guarantors named therein, Competition Policy Associates, Inc. and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 24, 2006 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment no. 2 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.8	Second Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of February 22, 2006, by and among FTI Consulting, Inc., Competition Policy Associates, Inc., District of Colombia corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.9	Third Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.10	Third Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.11	Indenture dated as of October 3, 2006, relating to the 7 3/4% Senior Notes due 2016, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.12	Form of Note relating to 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.13	Form of Put and Call Option Agreement. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.14	Fourth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.15	Fourth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of November 7, 2006, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.16	First Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of December 11, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Colombia corporation, International Risk Limited, a Delaware Corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.17	Fifth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of December 7, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Colombia corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.18	Fifth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of December 7, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Colombia corporation, FTI Holder LLC, a Maryland limited liability company, and the other guarantors named therein, and Wilmington Trust Company. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.19	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.20	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.21	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.22	Sixth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of December 27, 2007, among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., a Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, an Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

4.23	Sixth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., a Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, an Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.24	Second Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of December 31, 2007, by and among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, a Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

4.25	Seventh Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of May 23, 2008, among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.26	Seventh Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of May 23, 2008 among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.27	Eighth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 24, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation (the “Company”), the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.28	Eighth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of September 24, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.29	Third Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of May 22, 2008, among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.30	Fourth Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of September 26, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.1*	1992 Stock Option Plan, as amended. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form SB-1, as amended
(File No. 333-2002), and incorporated herein by reference.)

10.2*	1997 Stock Option Plan, as amended. (Filed with the Securities and Exchange Commission on April 10, 2002 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.3*	Employee Stock Purchase Plan, as amended. (Filed with the Securities and Exchange Commission on April 7, 2004 as an exhibit to FTI Consulting, Inc.’s definitive proxy statement on Schedule 14A and incorporated herein by reference.)

10.4*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.5*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Stewart J. Kahn. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.6*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Theodore I. Pincus. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.7**	Amended and Restated Credit Agreement, dated as of November 28, 2003, among FTI Consulting, Inc. and its subsidiaries named therein and Bank of America, N.A, as administrative agent and the other lenders named therein. (Filed with the Securities and Exchange Commission on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

10.8**	First Amendment dated as of April 19, 2005, to the Amended and Restated Credit Agreement dated November 28, 2003, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. Exhibits, schedules (or similar attachments) to the Credit Agreement are not filed. FTI Consulting Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (Filed with the Securities and Exchange Commission on April 22, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 19, 2005 and incorporated herein by reference.)

10.9**	Second Amendment, dated as of August 2, 2005, to the Amended and Restated Credit Agreement, dated as of November 28, 2003, by and among FTI, the guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.10	Amended and Restated Pledge Agreement, dated as of November 28, 2003, among the pledgors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the Securities and Exchange Commission on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

10.11	Amended and Restated Security Agreement, dated as of November 28, 2003, among the grantors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the Securities and Exchange Commission on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

10.12	Registration Rights Agreement dated as of August 30, 2002, by and between FTI Consulting, Inc., PricewaterhouseCoopers LLP and the other signatories thereto. (Filed with the Securities and Exchange Commission on September 13, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated August 30, 2002 and incorporated herein by reference.)

10.13	Transition Services Agreement dated as of August 30, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed with the Securities Exchange Commission on September 13, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated August 30, 2002 and incorporated herein by reference.)

10.14*	Employment Agreement dated September 20, 2004 between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.15*	Restricted Stock Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.16*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed and incorporated herein by reference.)

10.17*	Amendment dated September 23, 2004 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 9, 2004 and incorporated herein by reference.)

10.18*	Restricted Stock Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated September 23, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.19*	Employment Agreement dated as of November 1, 2005 between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.20*	Restricted Stock Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.21*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.22*	FTI Consulting, Inc. Performance-Based Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on December 1, 2004 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 1, 2004 and incorporated herein by reference.)

10.23*	FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated as of April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.24*	Form of Incentive Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.25*	Form of Restricted Stock Agreement used with 2004 Long-Term Incentive Plan, as amended. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.26*	Form of Incentive Stock Option Agreement used with 1997 Stock Option Plan, as amended. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.27*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of October 28, 2004. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.28*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of February 17, 2005. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.29*	Written Summary of Non-Employee Director Compensation approved by the Board of Directors of FTI Consulting, Inc. on April 27, 2005. (Filed with the Securities and Exchange Commission on May 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.)

10.30*	FTI Consulting, Inc. Non-Employee Director Compensation Plan, established effective April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.31*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.32*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.33*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Unit Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.34*	FTI Consulting, Inc. Incentive Compensation Plan, Amended and Restated Effective October 25, 2005. (Filed with the Securities and Exchange Commission on October 28, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2005 and incorporated herein by reference).

10.35*	Form of Nonqualified Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

10.36*	Restricted Stock Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

10.37*	Amendment No. 1 dated as of January 9, 2006, to the Employment Agreement dated as of March 31, 2004 between FTI Consulting, Inc. and Barry S. Kaufman (Filed with the Securities and Exchange Commission on January 12, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated January 9, 2006 and incorporated herein by reference.)

10.38*	Stock Option Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the Securities and Exchange Commission on March 7, 2006 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

10.39**	Third Amendment dated as of February 24, 2006, to the Amended and Restated Credit Agreement dated as of November 28, 2003, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on March 6, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.)

10.40*	Amendment No. 1 to Employment Agreement dated as of November 2, 2002, made and entered into as of the 21st day of March, 2006, by and between FTI Consulting, Inc., a Maryland corporation with its principal executive office in Baltimore, Maryland, and Theodore I. Pincus. (Filed with the Securities and Exchange Commission on March 21, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2006 and incorporated herein by reference.)

10.41*	Amendment to FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated effective April 27, 2005. (Filed with the Securities and Exchange Commission on March 31, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2006 and incorporated herein by reference.)

10.42*	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.43*	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective as of April 27, 2005, as further amended. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.44*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission, on June 6, 2006 as exhibit 4.3 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.45*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.46*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.47*	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.48*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.49*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.50*	FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.51*	Offer Letter dated January 9, 2006 to and accepted by John A. MacColl. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.52*	Offer Letter dated May 17, 2005 to and accepted by David G. Bannister. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.53**	Amended and Restated Credit Agreement entered into as of September 29, 2006, among FTI Consulting, Inc., a Maryland corporation, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Filed with the Securities and Exchange Commission on October 2, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.54**	Amended and Restated Security Agreement dated as of September 29, 2006, by and among the parties identified as “Grantors” on the signature pages thereto and such other parties as may become Grantors after the date thereof and Bank of America, N.A., as administrative agent for the holders of the Secured Obligations. (Filed with the Securities and Exchange Commission on October 2, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.55**	Amended and Restated Pledge Agreement dated as of September 29, 2006, by and among the parties identified as “Pledgors” on the signature pages thereto and such other parties as may become Pledgors after the date thereof and Bank of America, N.A., as administrative agent for the holders of the Secured Obligations. (Filed with the SEC on October 2, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.56	Exchange and Registration Rights Agreement dated as of October 3, 2006, relating to 7 3/4% Senior Notes due 2016, by and among FTI, the guarantors named therein and the Initial Purchasers named therein. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.57**	Parent Guaranty Agreement dated as of October 4, 2006, between FTI Consulting, Inc. and FTI FD Inc. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.58*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, Amended and Restated Effective October 25, 2006. (Filed with the Securities and Exchange Commission on October 26, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2006 and incorporated herein by reference.)

10.59*	FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.60*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix II: Australian Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.61*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix III: Ireland Sub-Plan. (Filed with the Securities Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.62*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix IV: United Kingdom Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.63*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.64*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.65	Release entered into as of January 4, 2007 in favor of FTI Consulting, Inc. and Teklicon, Inc. by Bank of America, N.A., as Administrative Agent, releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under the Amended and Restated Credit Agreement entered into as of September 29, 2006, Amended and Restated Security Agreement dated as of September 29, 2006, and Amended and Restated Pledge Agreement dated as of September 29, 2006. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

10.66*	FTI Consulting, Inc. Non-Qualified Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

10.67*	Amendment No. 1 made and entered into as of April 23, 2007 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on April 26, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 23, 2007 and incorporated herein by reference.)

10.68*	Offer Letter dated June 14, 2007 to and accepted by Jorge A. Celaya (Filed with the Securities and Exchange Commission on July 10, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 9, 2007 and incorporated herein by reference.)

10.69*	Amendment No. 2 made and entered into as of November 2, 2007 to the Employment Agreement dated as of November 5, 2002, by and between FTI Consulting, Inc. and Theodore I. Pincus. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year an ended December 31, 2007 and incorporated herein by reference.)

10.70*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008.)

10.71*	FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.72*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.73*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.74*	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on
Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.75*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.76*	Form of Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.77*

FTI Consulting, Inc. 2004 Long-Term Incentive Plan [Amended and Restated Effective as of

May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.78*	Form of FTI Consulting, Inc. 2004 Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.79*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.80*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.81**	First Amendment to Credit Agreement and Security Agreement dated as of June 30, 2008, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on August 1, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2008 and incorporated herein by reference.)

10.82**	Commitment Agreement dated as of August 15, 2008, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on August 19, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K/A dated July 28, 2008 and incorporated herein by reference.)

10.83*	Form of Restricted Stock Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as amended and restated. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.84*	Form of Incentive Stock Option Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as amended and restated. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.85** *	Amendment No. 2 effective as of August 11, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.86†*	Amendment No. 3 as of December 31, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV.

10.87†*	Amendment No. 2 as of December 31, 2008 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy.

10.88†*	Amendment No. 1 as of December 31, 2008 to the Employment Agreement dated as of November 1, 2005 by and between Dominic DiNapoli and FTI Consulting, Inc.

10.89†** *	Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly.

10.90†*	Amendment as of August 1, 2008 to the Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly.

10.91†*	Second Amendment as of December 16, 2008 to the Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly.

10.92*†	Amendment made and entered into as of December 31, 2008 to Offer Letter dated June 14, 2007 to and accepted by Jorge A. Celaya.

10.93*†	Employment Letter dated as of December 31, 2008 to and accepted by Roger Carlile.

10.94*†	Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller.

10.95*†	Amendment made and entered into as of December 31, 2008 to Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller.

11.1†	Computation of Earnings Per Share (included in Note 1 to the Consolidated Financial Statements included in Part II — Item 8 herein).

14.0	FTI Consulting, Inc. Policy on Ethics and Business Conduct, as Amended and Restated Effective December 18, 2008. (Filed with the Securities and Exchange Commission on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Form 8-K dated December 18, 2008 and incorporated herein by reference.)

21.1†	Subsidiaries of FTI Consulting, Inc.

23.0†	Consent of KPMG LLP

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1†	Policy on Disclosure Controls, as last amended and restated effective as of May 14, 2008.

99.2†	Policy Statement on Inside Information and Insider Trading, as last amended and restated effective as of May 14, 2008.

Exhibit Number	Description of Exhibits
99.3	Policy on Conflicts of Interest. (Filed with the Securities and Exchange Commission on
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

99.6	Charter of Audit Committee, as last amended and restated effective as of December 11, 2006. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

99.7†	Charter of the Compensation Committee, as last amended and restated effective as of August 1, 2008.

99.8†	Charter of the Nominating and Corporate Governance Committee, as last amended and restated effective as of August 1, 2008.

99.9	Anti-Corruption Policy effective as of August 1, 2007.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

**	With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits, schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 2nd day of March 2009.

FTI CONSULTING, INC.

By:	/S/ JACK B. DUNN, IV
Name:	Jack B. Dunn, IV
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/S/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Chairman of the Board	March 2, 2009

/S/ JACK B. DUNN, IV Jack B. Dunn, IV	Chief Executive Officer and President and Director (Principal Executive Officer)	March 2, 2009

/S/ JORGE A. CELAYA Jorge A. Celaya	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/S/ CATHERINE M. FREEMAN Catherine M. Freeman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009

/S/ BRENDA J. BACON Brenda J. Bacon	Director	March 2, 2009

/S/ MARK H. BEREY Mark H. Berey	Director	March 2, 2009

/S/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	March 2, 2009

/S/ JAMES W. CROWNOVER James W. Crownover	Director	March 2, 2009

/S/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director	March 2, 2009

/S/ MATTHEW F. MCHUGH Matthew F. McHugh	Director	March 2, 2009

/S/ GEORGE P. STAMAS George P. Stamas	Director	March 2, 2009

/S/ GARY C. WENDT Gary C. Wendt	Director	March 2, 2009