Form 10-Q
period 2009-03-31
FTI CONSULTING INC
filed 2009-05-05
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 South Flagler Drive, Suite 1500 West Tower, West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 515-1900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common stock, par value $0.01 per share	51,335,240

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	March 31, 2009	December 31, 2008 (a)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$157,695	$191,842
Accounts receivable:
Billed receivables	255,071	237,009
Unbilled receivables	127,241	98,340
Allowance for doubtful accounts and unbilled services	(58,641)	(45,309)

Accounts receivable, net	323,671	290,040
Notes receivable	17,043	15,145
Prepaid expenses and other current assets	27,647	31,055
Deferred income taxes	24,372	24,372

Total current assets	550,428	552,454
Property and equipment, net of accumulated depreciation	76,265	78,575
Goodwill	1,143,689	1,151,388
Other intangible assets, net of amortization	184,137	189,304
Notes receivable, net of current portion	58,176	56,500
Other assets	58,515	59,349

Total assets	$2,071,210	$2,087,570

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$67,869	$109,036
Accrued compensation	97,654	133,103
Current portion of long-term debt and capital lease obligations	146,331	132,915
Billings in excess of services provided	28,267	30,872

Total current liabilities	340,121	405,926
Long-term debt and capital lease obligations, net of current portion	418,572	418,592
Deferred income taxes	88,067	83,777
Other liabilities	47,722	45,037

Total liabilities	894,482	953,332

Commitments and contingent liabilities (notes 9, 11 and 12)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—51,326 (2009) and 50,934 (2008)	513	509
Additional paid-in capital	752,059	735,180
Retained earnings	510,554	478,882
Accumulated other comprehensive income	(86,398)	(80,333)

Total stockholders’ equity	1,176,728	1,134,238

Total liabilities and stockholders’ equity	$2,071,210	$2,087,570

(a)	2008 has been retrospectively adjusted for the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” See Note 2 for additional details.

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2009	2008 (a)
Revenues	$347,846	$307,102
Operating expenses
Direct cost of revenues	192,412	172,521
Selling, general and administrative expense	88,753	72,572
Amortization of other intangible assets	6,050	2,898

	287,215	247,991

Operating income	60,631	59,111

Other income (expense)
Interest income and other	2,053	3,311
Interest expense	(11,013)	(11,599)
Litigation settlement gains (losses), net	250	(1)

	(8,710)	(8,289)

Income before income tax provision	51,921	50,822
Income tax provision	20,249	20,122

Net income	$31,672	$30,700

Earnings per common share—basic	$0.63	$0.64

Earnings per common share—diluted	$0.60	$0.58

(a)	2008 has been retrospectively adjusted for the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” See Note 2 for additional details.

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 1, 2009 (a)	50,934	$509	$735,180	$478,882	$(80,333)	$1,134,238
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $0	—	—	—	—	(6,065)	(6,065)
Net income	—	—	—	31,672	—	31,672

Total comprehensive income						25,607
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $201	53	1	1,423	—	—	1,424
Employee stock purchase plan	138	1	5,236	—	—	5,237
Restricted share grants, less net settled shares of 12	201	2	(532)	—	—	(530)
Stock units issued under incentive compensation plan	—	—	5,308	—	—	5,308
Business combinations	—	—	(130)	—	—	(130)
Share-based compensation	—	—	5,574	—	—	5,574

Balance March 31, 2009	51,326	$513	$752,059	$510,554	$(86,398)	$1,176,728

(a)	Retrospectively adjusted for the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” See Note 2 for additional details.

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Three Months Ended March 31,
	2009	2008 (a)
Operating activities
Net income	$31,672	$30,700
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,032	6,026
Amortization of other intangible assets	6,050	2,898
Provision for doubtful accounts	6,788	4,546
Non-cash share-based compensation	6,445	6,706
Excess tax benefits from share-based compensation	(185)	(2,642)
Non-cash interest expense	1,854	1,749
Other	62	(184)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(41,148)	(59,084)
Notes receivable	(3,836)	1,655
Prepaid expenses and other assets	943	(1,974)
Accounts payable, accrued expenses and other	(2,896)	1,006
Income taxes	9,614	17,395
Accrued compensation	(28,403)	(18,077)
Billings in excess of services provided	(2,526)	(830)

Net cash used in operating activities	(8,534)	(10,110)

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(25,742)	(93,636)
Purchases of property and equipment	(4,459)	(7,525)
Other	173	(27,371)

Net cash used in investing activities	(30,028)	(128,532)

Financing activities
Payments of long-term debt and capital lease obligations	(322)	(6,335)
Issuance of common stock under equity compensation plans	5,930	8,582
Excess of tax benefits from share-based compensation	185	2,642

Net cash provided by financing activities	5,793	4,889

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	(1,378)	358

Net decrease in cash and cash equivalents	(34,147)	(133,395)
Cash and cash equivalents, beginning of period	191,842	360,463

Cash and cash equivalents, end of period	$157,695	$227,068

Supplemental cash flow disclosures
Cash paid for interest	$3,024	$11,819
Cash paid for income taxes, net of refunds	10,635	2,727
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	—	13,040
Issuance of stock units under incentive compensation plans	5,308	3,441
Issuance of notes payable as contingent consideration	12,778	506

(a)	2008 has been retrospectively adjusted for the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” See Note 2 for additional details.

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and under the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the condensed consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

2. Retrospective Adjustment of Consolidated Financial Statements

As of January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which addresses the accounting for convertible debt that may be settled in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense is imputed and recognized based on the issuer’s nonconvertible borrowing rate. Our 3 3/4% Convertible Senior Subordinated Notes due 2012 issued in August 2005 (“Convertible Notes”) are subject to FSP APB 14-1. The adoption of FSP APB 14-1 requires retrospective application of its effects to all previous years. The assumed nonconvertible interest rate on the Convertible Notes was 7 5/8% resulting in an implied discount of $31.3 million on the date of issuance. In addition, capitalized note issue costs were allocated between the liability and equity components of the Convertible Notes resulting in a reduction in other assets of $1.2 million. The offset to these adjustments was an increase in additional paid in capital of $18.1 million and deferred tax liability of $12.0 million. The implied discount of $31.3 million is amortized over the life of the Convertible Notes using the effective interest method, resulting in an increase in interest expense of $4.1 million, $3.8 million, and $3.5 million and a decrease in net income of $2.4 million, $2.3 million, and $2.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. In addition, retrospective adoption of FSP APB 14-1 decreased basic earnings per share by $0.05, $0.05 and $0.06 and decreased fully diluted earnings per share by $0.05, $0.05 and $0.05 for the years ended December 31, 2008, 2007 and 2006, respectively. The cumulative effect of this accounting change for years prior to 2009 was to decrease net income and thus retained earnings by $7.6 million.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The following table details the impact of this retrospective adjustment on the Condensed Consolidated Income Statement for the three months ended March 31, 2008.

	Three Months Ended March 31, 2008
	As Previously Reported	Effect of FSP APB 14-1	As Retrospectively Adjusted
Revenues	$307,102	$—	$307,102

Operating expenses
Direct cost of revenues	172,521	—	172,521
Selling, general and administrative expense	72,572	—	72,572
Amortization of other intangible assets	2,898	—	2,898

	247,991	—	247,991

Operating income	59,111	—	59,111
Other income (expense)
Interest income and other	3,311	—	3,311
Interest expense	(10,618)	(981)	(11,599)
Litigation settlement losses, net	(1)	—	(1)

	(7,308)	(981)	(8,289)

Income before income tax provision	51,803	(981)	50,822
Income tax provision	20,514	(392)	20,122

Net income	$31,289	$(589)	$30,700

Earnings per common share—basic	$0.65		$0.64

Earnings per common share—diluted	$0.59		$0.58

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The following table details the impact of this retrospective adjustment on the Condensed Consolidated Balance Sheet at December 31, 2008.

	December 31, 2008
	As Previously Reported	Effect of FSP APB 14-1	As Retrospectively Adjusted
Assets
Current assets
Cash and cash equivalents	$191,842	—	$191,842
Accounts receivable, net	290,040	—	290,040
Notes receivable	15,145	—	15,145
Prepaid expenses and other current assets	31,055	—	31,055
Deferred income taxes	24,372	—	24,372

Total current assets	552,454	—	552,454
Property and equipment, net of accumulated depreciation	78,575	—	78,575
Goodwill	1,151,388	—	1,151,388
Other intangible assets, net of amortization	189,304	—	189,304
Notes receivable, net of current portion	56,500	—	56,500
Other assets	59,948	(599)	59,349

Total assets	$2,088,169	(599)	$2,087,570

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$109,036	—	$109,036
Accrued compensation	133,103	—	133,103
Current portion of long-term debt and capital lease obligations	150,898	(17,983)	132,915
Billings in excess of services provided	30,872	—	30,872

Total current liabilities	423,909	(17,983)	405,926
Long-term debt and capital lease obligations, net of current portion	418,592	—	418,592
Deferred income taxes	76,804	6,973	83,777
Other liabilities	45,037	—	45,037

Total liabilities	964,342	(11,010)	953,332

Commitments and contingent liabilities (notes 9, 11 and 12)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—51,326 (2009) and 50,934 (2008)	509	—	509
Additional paid-in capital	717,158	18,022	735,180
Retained earnings	486,493	(7,611)	478,882
Accumulated other comprehensive income	(80,333)	—	(80,333)

Total stockholders’ equity	1,123,827	10,411	1,134,238

Total liabilities and stockholders’ equity	$2,088,169	(599)	$2,087,570

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

3. Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which amends and clarifies Statement No. 141(R). FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, “Business Combinations.” FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (AICPA) and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

4. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method, and shares issuable upon conversion of our Convertible Notes assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during the period. The conversion feature of our Convertible Notes had a dilutive effect on our earnings per share in 2009 and 2008 because the average closing price per share of our common stock was above the conversion price of the Convertible Notes of $31.25 per share.

	Three Months Ended March 31,
	2009	2008
Numerator—basic and diluted
Net income	$31,672	$30,700

Denominator
Weighted average number of common shares outstanding—basic	50,171	48,325
Effect of dilutive stock options	1,105	1,631
Effect of dilutive convertible notes	1,424	2,309
Effect of dilutive restricted shares	279	452

	52,979	52,717

Earnings per common share—basic	$0.63	$0.64

Earnings per common share—diluted	$0.60	$0.58

Antidilutive stock options and restricted shares	931	177

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

5. Comprehensive Income

The following table sets forth the components of comprehensive income.

	Three Months Ended March 31,
	2009	2008
Net income	$31,672	$30,700
Other comprehensive income, net of tax:
Cumulative translation adjustment	(6,065)	434
Unrealized gain on cash equivalents	—	55

Comprehensive income	$25,607	$31,189

6. Provision for Doubtful Accounts

The provision for doubtful accounts relates to a client’s inability or unwillingness to make required payments, and is classified in selling, general and administrative expense. The provision for doubtful accounts totaled $6.8 million and $4.5 million for the three months ended March 31, 2009 and 2008.

7. Research and Development Costs

Research and development costs related to software development charged to expense totaled $5.4 million and $3.0 million, respectively, for the three months ended March 31, 2009 and 2008. Research and development costs are included in selling, general and administrative expense on the Condensed Consolidated Statements of Income in 2009. For the three months ended March 31, 2008, $2.5 million of research and development expenses were classified as direct cost of revenues, and $0.5 million of research and development costs were classified as selling, general and administrative expense.

8. Financial Instruments

Derivative financial instruments

We enter into derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. We have entered into $60 million notional amount of interest rate swaps which effectively convert $60 million of our 7 5/8% senior notes due 2013 from a fixed rate to a variable rate. We have designated these interest rate swaps as fair value hedges of fixed rate debt in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The interest rate swaps qualify for hedge accounting using the short-cut method under SFAS 133 which assumes no hedge ineffectiveness. As a result, the changes in fair value of the interest rate swaps and the changes in the fair value of the hedged debt are assumed to be equal and offsetting and have no effect on our results of operations.

Fair value of financial instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

respective assets and liabilities at March 31, 2009, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at March 31, 2009 was $669.8 million compared to a carrying value of $563.5 million. We determined the fair value of our long-term debt based on quoted market prices for our 7 5/8% senior notes due 2013, 7 3/4% senior notes due 2016, and 3 3/4% convertible senior subordinated notes due 2012.

The fair value of our interest rate swaps is $2.6 million and $2.9 million at March 31, 2009 and December 31, 2008, respectively. The fair value is based on estimates to settle the agreements as of the balance sheet date and is presented in the table below.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2009
Interest rate swaps (Other assets)	$—	$2,646	$—	$2,646

Total assets	$—	$2,646	$—	$2,646

Hedge adjustment on long term debt (Long term debt)	$—	$2,646	$—	$2,646

Total liabilities	$—	$2,646	$—	$2,646

As of December 31, 2008
Interest rate swaps (Other assets)	$—	$2,884	$—	$2,884

Total assets	$—	$2,884	$—	$2,884

Hedge adjustment on long term debt (Long term debt)	$—	$2,884	$—	$2,884

Total liabilities	$—	$2,884	$—	$2,884

9. Acquisitions

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (the “determination date”). The future settlement of any contingency related to security price will be recorded as a reduction to additional paid-in capital. During the first quarter of 2009, we paid $0.1 million in relation to the price protection provision on certain shares that became unrestricted, which was recorded as a reduction to additional paid-in capital. Our remaining stock price guarantee provisions have stock floor prices that range from $22.26 to $69.62 per share and have determination dates that range from 2009 to 2013.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

10. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the three months ended March 31, 2009, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Strategic Communications	Technology	Economic Consulting	Total
Balance January 1, 2009	$389,934	$189,129	$262,740	$118,541	$191,044	$1,151,388
Goodwill acquired during the period	—	—	—	—	—	—
Contingent consideration	—	66	(810)	—	(113)	(857)
Adjustments to allocation of purchase price	(3,066)	—	(132)	—	—	(3,198)
Foreign currency translation adjustment and other	(65)	(434)	(3,201)	63	(7)	(3,644)

Balance March 31, 2009	$386,803	$188,761	$258,597	$118,604	$190,924	$1,143,689

Other intangible assets with finite lives are amortized over their estimated applicable useful lives. For intangible assets with finite lives, we recorded amortization expense of $6.1 million and $2.9 million, for the three months ended March 31, 2009 and 2008, respectively. Based solely on the amortizable intangible assets recorded as of March 31, 2009, we estimate amortization expense to be $17.7 million during the remainder of 2009, $21.3 million in 2010, $20.4 million in 2011, $19.9 million in 2012, $17.0 million in 2013, $9.4 million in 2014, and $52.8 million in years after 2014. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives or other relevant factors.

		March 31, 2009		December 31, 2008
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract Backlog	1	$267	$88	$273	$23
Customer relationships	3 to 15	133,259	22,695	133,113	19,897
Non-competition agreements	1 to 10	17,697	6,449	17,194	5,735
Software	5 to 6	37,700	8,134	37,700	6,401
Tradenames	1 to 5	9,643	2,741	9,555	2,153

		198,566	40,107	197,835	34,209
Unamortized intangible assets
Tradenames	Indefinite	25,678	—	25,678	—

		$224,244	$40,107	$223,513	$34,209

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

11. Long-term Debt and Capital Lease Obligations

	March 31, 2009	December 31, 2008
7 5/8% senior notes due 2013, including a fair value hedge adjustment of $2,646—March 31, 2009 and $2,884—December 31, 2008	$202,646	$202,884
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012, net of discount of $16,865—March 31, 2009 and $17,983—December 31, 2008	133,084	131,968
Notes payable to former shareholders of acquired business	12,789	47

Total debt	563,519	549,899
Less current portion	145,873	132,015

Long-term debt, net of current portion	417,646	417,884

Total capital lease obligations	1,384	1,608
Less current portion	458	900

Capital lease obligations, net of current portion	926	708

Long-term debt and capital lease obligations, net of current portion	$418,572	$418,592

As of January 1, 2009, we adopted FSP APB 14-1 which addresses the accounting and disclosure requirements for convertible debt that may be settled in cash upon conversion. Our Convertible Notes are subject to FSP APB 14-1.

The face amount of the Convertible Notes was $149.9 million and $150.0 million as of March 31, 2009 and December 31, 2008, respectively. The difference between the face amount and carrying amount of $16.9 million and $18.0 million represents the implied discount on the Convertible Notes as of March 31, 2009 and December 31, 2008, respectively, which will be amortized over the remaining term of the Notes through June 30, 2012 using the effective interest method. The effective interest rate on the Convertible Notes is 7 5/8%. As of March 31, 2009 and December 31, 2008, the carrying amount of the equity component of the Convertible Notes was $18.0 million. The components of interest cost on the Convertible Notes for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Contractual interest	$1,406	$1,406
Amortization of debt discount	1,118	1,036
Amortization of deferred note issue costs	160	160

Total interest expense	$2,684	$2,602

On October 15, 2007, the $150.0 million aggregate principal amount of the Convertible Notes became convertible at the option of the holders and is currently convertible through July 15, 2009 as provided in the Indenture covering the Convertible Notes. The Convertible Notes became convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2007, January 15, 2008, April 15, 2008, July 15, 2008, October 15, 2008, January 15, 2009 and April 15, 2009.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Upon surrendering any Convertible Note for conversion, in accordance with the Indenture, the holder of such Convertible Note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Convertible Note or (ii) the “conversion value” of the Convertible Note as defined in the indenture. The conversion feature results in a premium over the face amount of the Convertible Notes equal to excess of our stock price as determined by the calculation set forth in the Indenture and the conversion price per share of $31.25 times the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the Convertible Notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Convertible Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the Indenture. Based on our closing stock price at March 31, 2009, the Convertible Notes conversion value exceeds its principal amount by $79.2 million.

12. Commitments and Contingencies

Future contractual obligations related to operating leases entered into during 2009 have resulted in an increase in our total contractual obligations under operating leases of $1.2 million for 2010, $2.1 million for 2011, $2.1 million for 2012, $2.0 million for 2013 and $24.9 million thereafter.

Contingencies. We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

13. Share-Based Compensation

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in FTI’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended March 31, 2009, share-based awards included stock option grants of 265,750, restricted stock awards of 257,761 and stock units of 111,850.

Total share-based compensation expense for the three months ended March 31, 2009 and 2008 is detailed in the following table.

	Three Months Ended March 31,
Income Statement Classification	2009	2008
Direct cost of revenues	$2,830	$3,759
Selling, general and administrative expense	3,615	2,947

Total share-based compensation expense	$6,445	$6,706

14. Income Taxes

We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within the next twelve months. As of March 31, 2009, there have been no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of March 31, 2009, our accrual for the payment of tax-related interest and penalties was not material.

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

15. Segment Reporting

We manage our business in five reportable operating segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Strategic Communications, Technology, and Economic Consulting.

The Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services relating to turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions, transaction advisory and interim management. The Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments and risk mitigation services. The Strategic Communications segment provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting. The Technology segment provides products, services and consulting to law firms, companies, courts and government agencies worldwide with the principal business focus on the collection, preservation, review and production of electronically stored information. The Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and internationally.

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, unallocated corporate expenses and including non-operating litigation settlements, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, accounting, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee incentive compensation. Unallocated corporate expenses include costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include corporate office support costs, human resources, legal and company-wide business development functions, as well as costs related to overall corporate management. In addition, certain accounting and information technology costs are unallocated.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below presents revenues and segment EBITDA for our reportable segments for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Revenues
Corporate Finance/Restructuring	$127,542	$79,283
Forensic and Litigation Consulting	66,850	60,255
Strategic Communications	42,771	54,614
Technology	55,847	56,535
Economic Consulting	54,836	56,415

Total Revenues	$347,846	$307,102

Segment EBITDA
Corporate Finance/Restructuring	$40,721	$21,910
Forensic and Litigation Consulting	15,713	14,656
Strategic Communications	5,796	12,679
Technology	19,326	23,322
Economic Consulting	10,319	13,316

Total segment EBITDA	$91,875	$85,883

The table below reconciles segment EBITDA to income before income tax provision.

	Three Months Ended March 31,
	2009	2008
Segment EBITDA	$91,875	$85,883
Segment depreciation expense	(5,443)	(4,632)
Amortization of intangible assets	(6,050)	(2,898)
Unallocated corporate expenses	(19,751)	(19,243)
Interest income and other	2,053	3,311
Interest expense	(11,013)	(11,599)
Corporate litigation settlement gains	250	—

Income before income tax provision	$51,921	$50,822

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flow for FTI Consulting, Inc., all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of March 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$102,289	$8,203	$47,203	$—	$157,695
Accounts receivable, net	118,183	167,891	37,597	—	323,671
Intercompany receivables	22,896	187,682	78,372	(288,950)	—
Other current assets	47,165	19,127	6,723	(3,953)	69,062

Total current assets	290,533	382,903	169,895	(292,903)	550,428
Property and equipment, net	44,251	22,733	9,281	—	76,265
Goodwill	416,005	525,421	202,263	—	1,143,689
Other intangible assets, net	4,023	136,338	43,776	—	184,137
Investments in subsidiaries	1,256,597	832,566	742,611	(2,831,774)	—
Other assets	62,203	144,371	9,578	(99,461)	116,691

Total assets	$2,073,612	$2,044,332	$1,177,404	$(3,224,138)	$2,071,210

Liabilities
Intercompany payables	$149,068	$61,537	$78,345	$(288,950)	$—
Other current liabilities	236,107	80,765	27,202	(3,953)	340,121

Total current liabilities	385,175	142,302	105,547	(292,903)	340,121
Long-term debt, net	417,646	926	—	—	418,572
Other liabilities	94,063	37,320	103,867	(99,461)	135,789

Total liabilities	896,884	180,548	209,414	(392,364)	894,482
Stockholders’ equity	1,176,728	1,863,784	967,990	(2,831,774)	1,176,728

Total liabilities and stockholders’ equity	$2,073,612	$2,044,332	$1,177,404	$(3,224,138)	$2,071,210

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Balance Sheet Information as of December 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$131,412	$11,663	$48,767	$—	$191,842
Accounts receivable, net	87,859	164,198	37,983	—	290,040
Intercompany receivables	74,743	173,048	91,030	(338,821)	—
Other current assets	52,097	21,166	5,523	(8,214)	70,572

Total current assets	346,111	370,075	183,303	(347,035)	552,454
Property and equipment, net	45,089	24,457	9,029	—	78,575
Goodwill	416,302	536,964	198,122	—	1,151,388
Other intangible assets, net	4,284	138,976	46,044	—	189,304
Investments in subsidiaries	1,200,661	818,145	737,504	(2,756,310)	—
Other assets	62,188	146,431	8,538	(101,308)	115,849

Total assets	$2,074,635	$2,035,048	$1,182,540	$(3,204,653)	$2,087,570

Liabilities
Intercompany payables	$178,994	$83,024	$76,803	$(338,821)	$—
Other current liabilities	251,939	111,081	51,120	(8,214)	405,926

Total current liabilities	430,933	194,105	127,923	(347,035)	405,926
Long-term debt, net	417,883	709	—	—	418,592
Other liabilities	91,581	35,557	102,984	(101,308)	128,814

Total liabilities	940,397	230,371	230,907	(448,343)	953,332
Stockholders’ equity	1,134,238	1,804,677	951,633	(2,756,310)	1,134,238

Total liabilities and stockholders’ equity	$2,074,635	$2,035,048	$1,182,540	$(3,204,653)	$2,087,570

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$152,118	$301,633	$51,550	$(157,455)	$347,846
Operating expenses
Direct cost of revenues	82,974	233,136	32,505	(156,203)	192,412
Selling, general and administrative expense	42,053	38,563	9,389	(1,252)	88,753
Amortization of other intangible assets	259	4,569	1,222	—	6,050

Operating income	26,832	25,365	8,434	—	60,631
Other (expense) income	(10,760)	4,237	(2,187)	—	(8,710)

Income before income tax provision	16,072	29,602	6,247	—	51,921
Income tax provision	6,571	12,391	1,287	—	20,249
Equity in net earnings of subsidiaries	22,171	4,301	2,048	(28,520)	—

Net income	$31,672	$21,512	$7,008	$(28,520)	$31,672

Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$159,073	$221,543	$54,416	$(127,930)	$307,102
Operating expenses
Direct cost of revenues	85,420	184,089	30,455	(127,443)	172,521
Selling, general and administrative expense	49,765	13,236	10,058	(487)	72,572
Amortization of other intangible assets	281	1,606	1,011	—	2,898

Operating income	23,607	22,612	12,892	—	59,111
Other (expense) income	(8,595)	5,885	(5,579)	—	(8,289)

Income before income tax provision	15,012	28,497	7,313	—	50,822
Income tax provision	6,706	11,881	1,535	—	20,122
Equity in net earnings of subsidiaries	22,394	5,777	5,557	(33,728)	—

Net income	$30,700	$22,393	$11,335	$(33,728)	$30,700

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow for the Three Months Ended March 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$2,809	$(14,352)	$3,009	$(8,534)
Investing activities
Payments for acquisition of businesses, net of cash received	(24,248)	—	(1,494)	(25,742)
Purchases of property and equipment and other	(1,187)	(1,809)	(1,290)	(4,286)

Net cash used in investing activities	(25,435)	(1,809)	(2,784)	(30,028)

Financing activities
Payments of long-term debt and capital leases	(100)	(222)	—	(322)
Issuance of common stock and other	5,930	—	—	5,930
Excess tax benefits from share based equity	185	—	—	185
Intercompany transfers	(12,512)	12,923	(411)	—

Net cash (used in) provided by financing activities	(6,497)	12,701	(411)	5,793

Effects of exchange rate changes and fair value adjustments on cash	—	—	(1,378)	(1,378)

Net decrease in cash and cash equivalents	(29,123)	(3,460)	(1,564)	(34,147)
Cash and cash equivalents, beginning of period	131,412	11,663	48,767	191,842

Cash and cash equivalents, end of period	$102,289	$8,203	$47,203	$157,695

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow for the Three Months Ended March 31, 2008
	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(18,590)	$3,846	$4,634	$(10,110)
Investing activities
Payments for acquisition of businesses, net of cash received	(90,314)	—	(3,322)	(93,636)
Purchases of property and equipment and other	(27,210)	(6,632)	(1,054)	(34,896)

Net cash used in investing activities	(117,524)	(6,632)	(4,376)	(128,532)

Financing activities
Payments of long-term debt and capital leases	(6,335)	—	—	(6,335)
Issuance of common stock and other	8,582	—	—	8,582
Excess tax benefits from share based equity	2,642	—	—	2,642
Intercompany transfers	(7,313)	6,881	432	—

Net cash (used in) provided by financing activities	(2,424)	6,881	432	4,889

Effect of exchange rate changes on cash	55	—	303	358

Net (decrease) increase in cash and cash equivalents	(138,483)	4,095	993	(133,395)
Cash and cash equivalents, beginning of period	328,505	1,273	30,685	360,463

Cash and cash equivalents, end of period	$190,022	$5,368	$31,678	$227,068

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2009 and 2008 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

BUSINESS OVERVIEW

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges such as bankruptcy, restructuring, credit issues and indebtedness, mergers and acquisitions (M&A), interim business management, electronic discovery, the management and retrieval of electronically stored information, reputation management and strategic communications. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

We report financial results for the following five operating segments:

The Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services relating to turnaround, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, M&A, transaction advisory and interim management.

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

Most of our services are rendered under time and expense arrangements that require the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement we also bill our clients for reimbursable expenses, which may include the cost of producing our work product, and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services where the client is required to pay us a fixed monthly fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, clients may also be billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users licensing our Ringtail ® and Attenex ® products for installation within their own environments. The licensing of these products is sold directly to end users as well as indirectly through our channel partner relationships. While our business has evolved over the last several years, seasonal factors, such as the timing of our revenue-generating professionals’ vacations and holidays, continue to impact the timing of our revenues.

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

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, unallocated corporate expenses and including non-operating litigation settlements, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, accounting, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee incentive compensation. Unallocated corporate expenses include costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include corporate office support costs, human resources, legal and company-wide business development functions, as well as costs related to overall corporate management. In addition, certain accounting and information technology costs are unallocated.

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Revenues	$347,846	$307,102
Operating income	60,631	59,111
Net income	31,672	30,700
Earnings per common share—diluted	0.60	0.58
EBITDA	73,963	68,034
Total number of employees at March 31,	3,353	2,829

We define acquisition growth as the results of operations of acquired companies in the first year following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of acquisitions.

First Quarter 2009 Executive Highlights

Revenues for the quarter ended March 31, 2009 increased 13.3% to $347.8 million, compared to $307.1 million in the prior year. The Company grew organically at 2% with the balance coming from contributions from companies acquired during 2008. Excluding the estimated negative impact of the appreciation of the U.S. dollar against other currencies in the first quarter versus the prior year quarter, the Company experienced a 6% organic growth rate. Acquisitions contributed materially to the growth of the Corporate Finance/Restructuring, Forensic and Litigation Consulting, Strategic Communications and Technology segments. Revenue contribution from acquisitions in the Economic Consulting segment in the first quarter of 2009 was not material.

The higher revenues and operating income in the quarter were driven primarily by significant growth in the Company’s restructuring activities and, to a lesser extent, by the commencement of work related to several large financial fraud cases. These served to offset weaker activity levels around the global capital markets and litigation and regulatory investigations.

EBITDA increased by $5.9 million, or 8.7%, to $74.0 million compared to $68.0 million in the same period last year. The increase was primarily a result of extremely strong performance by the Company’s Corporate Finance/Restructuring segment and, to a lesser extent by higher profits from the Forensic and Litigation Consulting segment, which offset declines in the Strategic Communications, Technology and Economic Consulting segments. EBITDA was 21.3% of revenue in the 2009 first quarter compared to 22.2% of revenue in the 2008 period.

Earnings per diluted share were $0.60 compared to $0.58 in the prior year period reflecting increased operating earnings. The estimated year over year foreign currency translation impact of a stronger U.S. dollar, primarily against the British pound, reduced earnings per diluted share by $0.03 in the quarter.

Cash used in operating activities in the 2009 first quarter was $8.5 million compared to $10.1 million used in the prior year reflecting higher earnings and stronger accounts receivable collections, partially offset by an increase in compensation related costs and income tax payments.

Headcount increased by 524, or 18.5%, to 3,353 through a combination of hiring to support the growth of the business and the retention of employees who joined the Company through acquired businesses.

Operational Highlights

The strong organic revenue growth experienced by the Company’s Corporate Finance/Restructuring segment throughout 2008 continued in the first quarter of 2009 and was supplemented by revenue from acquired businesses. The segment continued to be active in restructuring assignments in a broad range of industries being impacted by the global credit crisis and economic recession such as financial services, retail, automotive and the homebuilding/real estate/construction markets. More recently, restructuring activity has spread to the high technology and leisure sectors. Segment growth was also enhanced by accelerating revenue from the U.K. restructuring practice which has increased headcount and expanded its range of offerings to meet demand for its services, as well as the initial contribution from the segment’s newly-established practice in Toronto, which is experiencing demand for its services from Canada and Latin America. Profitability in the segment was strong as demand drove higher utilization and billing rates for our restructuring services.

The Forensic and Litigation Consulting segment, which relies on litigation and regulatory investigations and proceedings, reported higher revenue and operating earnings due to activities related to several large financial fraud investigations and contributions from acquired businesses. The overall business climate for the segment continues to be muted by lower levels of litigation, which we believe has been due to the challenging global economic environment and by the slowdown in regulatory investigations typically associated with the political calendar leading up to the change in Presidential administrations. Margins in the segment improved from recent levels due to higher utilization of professionals engaged on the financial fraud cases.

Revenues and operating income of the Technology segment declined year over year but were improved from recent quarters. The segment has collaborated with the Forensic and Litigation Consulting segment on large financial fraud investigations, revenues from which partially offset the lower contribution from large product liability cases in the same period a year ago. Profitability in the segment was lower than the prior year because of an increase in market competition and the discounting of unit based pricing. However profitability improved from recent quarters due to the increased level of work on large scale investigations that increased utilization of consulting personnel.

The recession and low level of capital markets activities impacted results in the Economic Consulting and Strategic Communications segments. Economic Consulting experienced a lower level of strategic M&A activity compared to the same period last year, which was only partially offset by increased anti-trust litigation and contract disputes following in the wake of the recession and credit crisis. Margins in the segment were negatively impacted by a slower than normal ramp up of new engagements, expansion of activities into new markets and infrastructure investments.

The Strategic Communications segment, which generates a significant amount of activity within the capital markets, was challenged in the quarter by the financial market collapse and continued impact of the global recession, which caused a decline in M&A engagements and pressure on fees from retained clients. In addition, the segment, which has the greatest proportion of revenues outside the U.S., experienced a significant negative impact from foreign currency translation. The segment was able to partially offset these impacts with an increase in its financial crisis management assignments.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$127,542	$79,283
Forensic and Litigation Consulting	66,850	60,255
Strategic Communications	42,771	54,614
Technology	55,847	56,535
Economic Consulting	54,836	56,415

Total revenues	$347,846	$307,102

Operating income
Corporate Finance/Restructuring	$38,375	$21,349
Forensic and Litigation Consulting	14,458	13,519
Strategic Communications	3,876	10,806
Technology	14,306	20,417
Economic Consulting	9,367	12,263

Segment operating income	80,382	78,354
Unallocated corporate expenses	(19,751)	(19,243)

Operating income	60,631	59,111

Other income (expense)
Interest income and other	2,053	3,311
Interest expense	(11,013)	(11,599)
Litigation settlement gains (losses), net	250	(1)

	(8,710)	(8,289)

Income before income tax provision	51,921	50,822
Income tax provision	20,249	20,122

Net income	$31,672	$30,700

Earnings per common share—basic	$0.63	$0.64

Earnings per common share—diluted	$0.60	$0.58

Reconciliation of Operating Income to EBITDA:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Operating income	$60,631	$59,111
Depreciation	7,032	6,026
Amortization of other intangible assets	6,050	2,898
Litigation settlement gains (losses), net	250	(1)

EBITDA	$73,963	$68,034

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenues and Operating Income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $0.5 million, or 2.6%, to $19.8 million for the three months ended March 31, 2009 from $19.2 million for the three months ended March 31, 2008. The primary drivers of the increase included higher compensation, benefit and support costs for expanded infrastructure staffing, and increased marketing spending related to the launch of our new branding strategy. These expense increases were offset by increased charges to our operating segments for direct costs of information technology and systems and marketing.

Interest Income and Other

Interest income and other decreased $1.3 million to $2.1 million for the three months ended March 31, 2009 from $3.3 million for the three months ended March 31, 2008. The three months ended March 31, 2008 benefited from the investment of cash generated from our public stock offering in the fourth quarter of 2007. These funds were subsequently used to acquire businesses in the second and third quarters of 2008.

Interest expense

Interest expense decreased $0.6 million to $11.0 million for the three months ended March 31, 2009 from $11.6 million for the three months ended March 31, 2008. The decrease was primarily due to the favorable impact of lower interest rates on variable rate hedge contracts.

Income Tax Provision

Our effective income tax rate for the three months ended March 31, 2009 decreased to 39.0% from 39.6% for the three months ended March 31, 2008. The decrease was primarily due to a reduction in the amount of non-deductible expenses.

SEGMENT RESULTS

Segment EBITDA

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets and unallocated corporate expenses plus non-operating litigation settlements, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative expenses that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use it to evaluate and compare the performance of our segments and it is one of the primary measures used to determine employee incentive compensation. Unallocated corporate expenses include costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include corporate office support costs, human resources, legal and company-wide business development functions, as well as costs related to overall corporate management. In addition, certain accounting and information technology costs are unallocated. The following table reconciles segment operating income to segment EBITDA for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Segment operating income	$80,382	$78,354
Depreciation	5,443	4,632
Amortization of other intangible assets	6,050	2,898
Litigation settlement losses, net	—	(1)

Total Segment EBITDA	$91,875	$85,883

Other Segment Operating Data

	Quarter Ended March 31,
	2009	2008
Number of revenue-generating professionals: (at period end)
Corporate Finance/Restructuring	715	427
Forensic and Litigation Consulting	624	597
Strategic Communications	566	571
Technology	337	313
Economic Consulting	275	234

Total revenue-generating professionals	2,517	2,142

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	83%	83%
Forensic and Litigation Consulting	77%	75%
Economic Consulting	78%	90%

Average billable rate per hour:(2)
Corporate Finance/Restructuring	$426	$440
Forensic and Litigation Consulting	337	334
Economic Consulting	454	442

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$127,542	$79,283

Operating expenses:
Direct cost of revenues	69,724	44,859
Selling, general and administrative expenses	17,861	13,035
Amortization of other intangible assets	1,582	40

	89,167	57,934

Segment operating income	38,375	21,349
Add back: depreciation and amortization of intangible assets	2,346	561

Segment EBITDA	$40,721	$21,910

Gross margin(1)	$57,818	$34,424
Gross profit margin(2)	45.3%	43.4%
Segment EBITDA as a percent of revenues	31.9%	27.6%
Number of revenue generating professionals (at period end)	715	427
Utilization rates of billable professionals	83%	83%
Average billable rate per hour	$426	$440

(1)	Revenues less direct cost of revenues

(2)	Gross margin as a percent of revenues

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenues increased $48.3 million, or 60.9% to $127.5 million for the three months ended March 31, 2009 from $79.3 million for the three months ended March 31, 2008. Revenue growth from acquisitions was approximately $18 million, or 23% due to our 2008 acquisitions. Organic revenue growth was approximately $30 million, or 38%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue growth would have been approximately 42%. Organic revenue increased due to significant activity in the U.S. restructuring practice for both bankruptcy and non-bankruptcy cases. From an industry perspective, the segment generated most of its revenue in the construction, retail, telecom and financial services sectors.

Gross margin increased $23.4 million to $57.8 million from $34.4 million. As a percentage of revenue, gross profit margin increased 1.9 percentage points to 45.3% for the three months ended March 31, 2009 from 43.4% for the three months ended March 31, 2008. Utilization and billing rates related to restructuring work have improved relative to the prior year due to increased volumes, offsetting the impact of the addition of our general advisory real estate subpractice. Correspondingly, we increased revenue generating headcount by 288 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

SG&A expense increased $4.8 million to $17.9 million for the three months ended March 31, 2009 from $13.0 million for the three months ended March 31, 2008. As a percentage of revenues, SG&A expense was 14.0% for the three months ended March 31, 2009, down favorably from 16.4% in 2008. The increase in SG&A expense in 2009 was primarily due to approximately $4 million from businesses acquired in 2008. Bad debt expense remained stable at 2.0% of revenues for the three months ended March 31, 2009 versus 2.1% for the three months ended March 31, 2008.

Amortization expense increased to $1.6 million for the three months ended March 31, 2009 due to the amortization of intangible assets acquired in business combinations completed in the second and fourth quarters of 2008.

Segment EBITDA increased $18.8 million, or 85.9%, to $40.7 million for the three months ended March 31, 2009 from $21.9 million for the three months ended March 31, 2008.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$66,850	$60,255

Operating expenses:
Direct cost of revenues	38,905	34,089
Selling, general and administrative expenses	12,803	12,134
Amortization of other intangible assets	684	513

	52,392	46,736

Segment operating income	14,458	13,519
Add back: depreciation and amortization of intangible assets	1,255	1,137

Segment EBITDA	$15,713	$14,656

Gross margin(1)	$27,945	$26,166
Gross profit margin(2)	41.8%	43.4%
Segment EBITDA as a percent of revenues	23.5%	24.3%
Number of revenue generating professionals (at period end)	624	597
Utilization rates of billable professionals(3)	77%	75%
Average billable rate per hour(3)	$337	$334

(1)	Revenues less direct cost of revenues

(2)	Gross margin as a percent of revenues

(3)	The calculation for utilization and average billable rate per hour excludes the impact of revenue billed on an other than time and materials basis and the impact of certain newly acquired businesses.

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenues increased $6.6 million, or 10.9% to $66.9 million for the three months ended March 31, 2009 from $60.3 million for the three months ended March 31, 2008 due to revenue growth from our 2008 acquisitions of approximately $6 million, primarily driven by our UK forensic accounting practices and UK construction consulting practices. The US investigations practice benefited from its selection in two high profile fraud cases in the quarter ended March 31, 2009 which substantially replaced the revenues generated in other investigation cases for the same period in the prior year.

Gross margin increased $1.8 million to $27.9 million from $26.2 million. As a percentage of revenue, gross profit margin decreased by 1.6 percentage points to 41.8% for the three months ended March 31, 2009 from 43.4% for the three months ended March 31, 2008. The gross profit margin decrease as a percentage of revenues was primarily the result of integrating our recent acquisitions in the UK.

SG&A expense increased $0.7 million to $12.8 million for the three months ended March 31, 2009 from $12.1 million for the three months ended March 31, 2008. As a percentage of revenues, SG&A expense was 19.2% for the three months ended March 31, 2009, down favorably from 20.1% for the three months ended March 31, 2008. The increase in SG&A expense in 2009 was primarily due to approximately $2 million from businesses acquired, offset by lower overall spending in our pre-existing practices. Bad debt expense remained constant at 1.8% of revenues for the three months ended March 31, 2009 versus 1.9% for the three months ended March 31, 2008.

Amortization expense increased by $0.2 million to $0.7 million for the three months ended March 31, 2009 from $0.5 million for the three months ended March 31, 2008.

Segment EBITDA increased $1.1 million, or 7.2%, to $15.7 million for the three months ended March 31, 2009 from $14.7 million for the three months ended March 31, 2008.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Revenues	$42,771	$54,614

Operating expenses:
Direct cost of revenues	27,035	31,013
Selling, general and administrative expenses	10,692	11,583
Amortization of other intangible assets	1,168	1,212

	38,895	43,808

Segment operating income	3,876	10,806
Litigation settlement losses	—	(1)
Add back: depreciation and amortization of intangible assets	1,920	1,874

Segment EBITDA	$5,796	$12,679

Gross margin(1)	$15,736	$23,601
Gross profit margin(2)	36.8%	43.2%
Segment EBITDA as a percent of revenues	13.6%	23.2%
Number of revenue generating professionals (at period end)	566	571

(1)	Revenues less direct cost of revenues

(2)	Gross margin as a percent of revenues

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenues decreased $11.8 million, or 21.7% to $42.8 million for the three months ended March 31, 2009 from $54.6 million for the three months ended March 31, 2008. Revenue growth from acquisitions was approximately $4 million, or 7%. Excluding acquisitions, revenue declined approximately $16 million, or 29%. Approximately half of this decline was due to the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar. Revenue before the impact of acquisitions and foreign currency translation would have declined approximately 15%. The decrease in revenue is due to economically driven pricing pressures on retained fee based work and the global slowdown in general M&A and capital markets activity.

Gross margin decreased $7.9 million to $15.7 million from $23.6 million. As a percentage of revenue, gross profit margin decreased 6.4 percentage points to 36.8% for the three months ended March 31, 2009 from 43.2% for the three months ended March 31, 2008. The gross margin percentage decline was primarily due to the negative impact of lower volumes of M&A engagements and severance expense.

SG&A expense decreased $0.9 million to $10.7 million for the three months ended March 31, 2009 from $11.6 million for the three months ended March 31, 2008. As a percentage of revenues, SG&A expense was 25.0% for the three months ended March 31, 2009, an increase from 21.2% for the three months ended March 31, 2008. Acquisitions and severance expenses accounted for a $0.6 million and $0.5 million increase in SG&A expense, respectively, for the three months ended March 31, 2009. Excluding acquisitions, SG&A expense decreased $1.5 million, including a positive impact from foreign currency translation of approximately $1 million. The remaining decrease in SG&A is due to lower overall segment spending.

Amortization expense remains level with the prior year at $1.2 million.

Segment EBITDA decreased $6.9 million, or 54.3%, to $5.8 million for the three months ended March 31, 2009 from $12.7 million for the three months ended March 31, 2008.

TECHNOLOGY

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Revenues	$55,847	$56,535

Operating expenses:
Direct cost of revenues	19,986	25,422
Selling, general and administrative expenses	19,484	10,133
Amortization of other intangible assets	2,071	563

	41,541	36,118

Segment operating income	14,306	20,417
Add back: depreciation and amortization of intangible assets	5,020	2,905

Segment EBITDA	$19,326	$23,322

Gross margin(1)	$35,861	$31,113
Gross profit margin(2)	64.2%	55.0%
Segment EBITDA as a percent of revenues	34.6%	41.3%
Number of revenue generating professionals (at period end)	337	313

(1)	Revenues less direct cost of revenues
(2)	Gross margin as a percent of revenues

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenues decreased $0.7 million, or 1.2% to $55.8 million for the three months ended March 31, 2009 from $56.5 million for the three months ended March 31, 2008. Revenue growth from acquisitions was approximately $5 million, or 8%. Organic revenue declined approximately $5 million, or 9%, including negative impacts of estimated foreign currency translation of approximately 2%. Revenue composition included increased consulting services in support of large financial investigative review matters, offset by lower unit based revenue and other sales in our software-as-a service (On-Demand & On-Premises) business primarily as certain of our large product liability engagements are winding down or on hold until further litigation events occur. Unit based revenue is defined as revenue billed on a per item, per page, or some other unit based method and includes revenue from data processing and storage, software usage and software licensing.

Gross margin increased $4.7 million to $35.9 million from $31.1 million. As a percentage of revenue, gross profit margin increased by 9.2 percentage points to 64.2% for the three months ended March 31, 2009 from 55.0% for the three months ended March 31, 2008. Gross profit margin was favorably impacted by a more profitable mix of unit-based revenue as well as the ramp up of consulting work relative to several large fraud cases in the current year; this impact was largely offset by the reduction of unit based revenues from several large product liability cases in the prior year. In addition, the gross profit margin for the three months ended March 31, 2009 benefited from a change in the classification of certain costs, including R&D costs, from direct cost of revenues to SG&A expense. If presented on a comparable basis, the gross profit margin for the three months ended March 31, 2008 would have been 63.8%.

SG&A expense increased $9.4 million to $19.5 million for the three months ended March 31, 2009 from $10.1 million for the three months ended March 31, 2008. As a percentage of revenues, SG&A expense was 34.9% for the three months ended March 31, 2009, versus 17.9% in for the three months ended March 31, 2008. The increase is primarily due to the change in classification of certain costs, including R&D costs from direct cost of revenues to SG&A expense in 2009 and an increase in R&D spending in support of our Ringtail® and Attenex® products. The remaining increase in SG&A expense in 2009 was primarily due to higher overhead staff support and management costs and acquired overhead from 2008 acquisitions. Bad debt expense was 2.2% of revenues for the three months ended March 31, 2009 versus 1.0% for the three months ended March 31, 2008.

Amortization expense increased by $1.5 million to $2.1 million for the three months ended March 31, 2009 from $0.6 million for the three months ended Match 31, 2008. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in the business combinations completed in the second and third quarters of 2008.

Segment EBITDA declined $4.0 million, or 17.1%, to $19.3 million for the three months ended March 31, 2009 from $23.3 million for the three months ended March 31, 2008.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$54,836	$56,415

Operating expenses:
Direct cost of revenues	36,762	37,138
Selling, general and administrative expenses	8,162	6,444
Amortization of other intangible assets	545	570

	45,469	44,152

Segment operating income	9,367	12,263
Add back: depreciation and amortization of intangible assets	952	1,053

Segment EBITDA	$10,319	$13,316

Gross margin(1)	$18,074	$19,277
Gross profit margin(2)	33.0%	34.2%
Segment EBITDA as a percent of revenues	18.8%	23.6%
Number of revenue generating professionals (at period end)	275	234
Utilization rates of billable professionals	78%	90%
Average billable rate per hour	$454	$442

(1)	Revenues less direct cost of revenues

(2)	Gross margin as a percent of revenues

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenues declined $1.6 million, or 2.8% to $54.8 million for the three months ended March 31, 2009 from $56.4 million for the three months ended March 31, 2008. While we continue to build new business, we have experienced delayed ramp-ups as compared to the prior year.

Gross profit decreased $1.2 million to $18.1 million for the three months ended March 31, 2009 from $19.3 million for the three months ended March 31, 2008. Gross profit margin as a percentage of revenue decreased by 1.2 percentage points to 33.0% for the three months ended March 31, 2009 from 34.2% for the three months ended March 31, 2008 due to compensation cost increases as well as investments in new markets in a period of slight revenue decline.

SG&A expense increased $1.7 million to $8.2 million for the three months ended March 31, 2009 from $6.4 million for the three months ended March 31, 2008. As a percentage of revenues, SG&A expense was 14.9% for the three months ended March 31, 2009 versus 11.4% for the three months ended March 31, 2008. The increase in SG&A expense in 2009 was primarily due to higher general overhead costs and higher bad debt expense at 2.3% of revenue for three months ended March 31, 2009 versus 1.0% for the three months ended March 31, 2008.

Segment EBITDA declined $3.0 million, or 22.5%, to $10.3 million for the three months ended March 31, 2009 from $13.3 million for the three months ended March 31, 2008.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

RETROSPECTIVE ADJUSTMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As of January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which addresses the accounting for convertible debt that may be settled in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense is imputed and recognized based on the entity’s nonconvertible borrowing rate. Our 3 3/4% Convertible Senior Subordinated Notes due 2012 issued in August 2005 (“Convertible Notes”) are subject to FSP APB 14-1. The adoption of FSP APB 14-1 requires retrospective application of its effects to all previous years. The assumed nonconvertible interest rate on the Convertible Notes was 7 5/8%, resulting in an implied discount of $31.3 million on the date of issuance. In addition, capitalized note issue costs were allocated between the liability and equity components of the Convertible Notes resulting in a reduction in other assets of $1.2 million. The offset to these adjustments was an increase in additional paid in capital of $18.1 million and deferred tax liability of $12.0 million. The implied discount of $31.3 million is amortized over the life of the Convertible Notes using the effective interest method resulting in an increase in interest expense of $4.1 million, $3.8 million, and $3.5 million and a decrease in net income of $2.4 million, $2.3 million, and $2.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. In addition, retrospective adoption of FSP APB 14-1 decreased basic earnings per share by $0.05, $0.05 and $0.06 and decreased fully diluted earnings per share by $0.05, $0.05 and $0.05 for the years ended December 31, 2008, 2007 and 2006, respectively. The cumulative effect of this accounting change on prior years was to decrease net income and thus retained earnings by $7.6 million.

The following table details the impact of this retrospective adjustment on the Condensed Consolidated Income Statement for the three months ended March 31, 2008.

	Three Months Ended March 31, 2008
	As Previously Reported	Effect of FSP APB 14-1	As Retrospectively Adjusted
	(in thousands, except per share amounts)
Revenues	$307,102	$—	$307,102

Operating expenses
Direct cost of revenues	172,521	—	172,521
Selling, general and administrative expense	72,572	—	72,572
Amortization of other intangible assets	2,898	—	2,898

	247,991	—	247,991

Operating income	59,111	—	59,111
Other income (expense)
Interest income and other	3,311	—	3,311
Interest expense	(10,618)	(981)	(11,599)
Litigation settlement losses, net	(1)	—	(1)

	(7,308)	(981)	(8,289)

Income before income tax provision	51,803	(981)	50,822
Income tax provision	20,514	(392)	20,122

Net income	$31,289	$(589)	$30,700

Earnings per common share—basic	$0.65		$0.64

Earnings per common share—diluted	$0.59		$0.58

The following table details the impact of this retrospective adjustment on the Condensed Consolidated Balance Sheet at December 31, 2008.

	December 31, 2008
	As Previously Reported	Effect of FSP APB 14-1	As Retrospectively Adjusted
Assets
Current assets
Cash and cash equivalents	$191,842	—	$191,842
Accounts receivable, net	290,040	—	290,040
Notes receivable	15,145	—	15,145
Prepaid expenses and other current assets	31,055	—	31,055
Deferred income taxes	24,372	—	24,372

Total current assets	552,454	—	552,454
Property and equipment, net of accumulated depreciation	78,575	—	78,575
Goodwill	1,151,388	—	1,151,388
Other intangible assets, net of amortization	189,304	—	189,304
Notes receivable, net of current portion	56,500	—	56,500
Other assets	59,948	(599)	59,349

Total assets	$2,088,169	(599)	$2,087,570

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$109,036	—	$109,036
Accrued compensation	133,103	—	133,103
Current portion of long-term debt and capital lease obligations	150,898	(17,983)	132,915
Billings in excess of services provided	30,872	—	30,872

Total current liabilities	423,909	(17,983)	405,926
Long-term debt and capital lease obligations, net of current portion	418,592	—	418,592
Deferred income taxes	76,804	6,973	83,777
Other liabilities	45,037	—	45,037

Total liabilities	964,342	(11,010)	953,332

Commitments and contingent liabilities (notes 9, 11 and 12)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—51,326 (2009) and 50,934 (2008)	509	—	509
Additional paid-in capital	717,158	18,022	735,180
Retained earnings	486,493	(7,611)	478,882
Accumulated other comprehensive income	(80,333)	—	(80,333)

Total stockholders’ equity	1,123,827	10,411	1,134,238

Total liabilities and stockholders’ equity	$2,088,169	(599)	$2,087,570

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which amends and clarifies Statement No. 141 (R). FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, “Business Combinations.” FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (AICPA) and the Securities and Exchange Commission (SEC) did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Net cash used in operating activities	$(8,534)	$(10,110)
Net cash used in investing activities	(30,028)	(128,532)
Net cash provided by financing activities	5,793	4,889

We have generally financed our day to day operations and capital expenditures solely through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation. Our cash flows generally improve subsequent to the first quarter of each year.

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Cash flows used in operating activities decreased by $1.6 million, to $8.5 million for the three months ended March 31, 2009 from $10.1 for the three months ended March 31, 2008. This year over year improvement was attributable to better cash collections experience relative to our billed receivables, partially offset by higher annual compensation payments and income tax payments.

Net cash used in investing activities for the three months ended March 31, 2009 was $30.0 million as compared to $128.5 million for the three months ended March 31, 2008. The decrease in cash used in investing activities was primarily due to a decrease in cash used to fund new acquisitions and a decrease in contingent acquisition payments. Cash used in investing activities for the three months ended March 31, 2009 included

$25.5 million of contingent acquisition payments. Cash used in investing activities for the three months ended March 31, 2008 included $54.6 million paid to fund acquisitions and $39.0 million of contingent acquisition payments. In addition, on March 31, 2008 we transferred $26.8 million of cash to a third party in advance of an acquisition which closed on April 1, 2008. This advance payment is classified within “Other Investing” on the Condensed Consolidated Statements of Cash Flow.

Capital expenditures were $4.5 million for the three months ended March 31, 2009 as compared to $7.5 million for the three months ended March 31, 2008. Capital expenditures in both 2009 and 2008 primarily related to leasehold improvements and the purchase of data processing equipment.

Our financing activities for the three months ended March 31, 2009 included $5.9 million received from the issuance of common stock under equity compensation plans. Our financing activities for the three months ended March 31, 2008 included $6.3 million to repay notes payable, primarily to former shareholders of an acquired business and $8.6 million received from the issuance of common stock under equity compensation plans.

Capital Resources

As of March 31, 2009 our capital resources included $157.7 million of cash and cash equivalents and $165.8 million of available borrowing capacity under our revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of March 31, 2009, we had $9.2 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $165.8 million.

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

We currently anticipate capital expenditures will be about $40.0 million to $43.0 million to support our organization during 2009, including direct support for individual client engagements. Our estimate takes into consideration the needs of our existing business including the needs of our recently completed acquisitions, but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate; if we are required to purchase additional equipment specifically to support a client engagement; or if we pursue and complete additional acquisitions.

Holders of our Convertible Notes may convert them only under certain circumstances, including certain stock price related contingencies. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion of the Convertible Notes will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. The “conversion value” of each Convertible Note is the average closing price of our common shares over the “conversion reference period,” as defined in the indenture, times the initial conversion rate of 31.998, subject to adjustment upon specified events.

On October 15, 2007, the $150.0 million aggregate principal amount of the Convertible Notes became convertible at the option of the holders and is currently convertible through July 15, 2009 as provided in the Indenture covering the Convertible Notes. The Convertible Notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of periods ended October 15, 2007, January 15, 2008, April 15, 2008, July 15, 2008, October 15, 2008, January 15, 2009 and April 15, 2009.

Upon surrendering any Convertible Note for conversion, in accordance with the Indenture, the holder of such Convertible Note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the Convertible Note as defined in the Indenture. The conversion feature results in a premium over the face amount of the Convertible Notes equal to the excess of our stock price as determined by the calculation set forth in the Indenture and the conversion price of $31.25 times the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the Convertible Notes. We retain the option of satisfying the conversion premium with shares of common stock, cash or a combination of both cash and shares. Assuming conversion of the full $149.9 million principal amount of the Convertible Notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million, or some combination thereof with a combined value of $4.8 million, to settle the conversion feature.

The Convertible Notes are registered securities. As of March 11, 2009, the last trade date before March 31, 2009, the Convertible Notes had a market price of $1,595 per $1,000 principal amount of the Convertible Notes, compared to an estimated conversion value of approximately $1,528 per thousand principal amount of the Convertible Notes. Because the Convertible Notes have historically traded at market prices above the estimated conversion values, we do not anticipate that holders of a significant value of Convertible Notes will elect to convert their Convertible Notes in the near future unless the value ratio should change. However, we believe we have adequate capital resources to fund potential conversions.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

Future contractual obligations related to operating leases entered into during 2009 have resulted in an increase in our total contractual obligations under operating leases of $1.2 million for 2010, $2.1 million for 2011, $2.1 million for 2012, $2.0 million for 2013 and $24.9 million thereafter.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical and, may appear under the headings “Part 1—Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009 and the other documents we file with the SEC. When used in this quarterly report, the words such as estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our expectations at the time we make them and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

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

For information regarding our exposure to certain market risks see “Item 7A Quantitative and Qualitative Disclosures about Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our market risk exposure since December 31, 2008. Our equity price sensitivity is discussed below.

Equity Price Sensitivity

We currently have outstanding $149.9 million in principal amount of Convertible Notes. We are subject to equity price risk related to the convertible feature of this debt. The Convertible Notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million, or some combination thereof with a combined value of $4.8 million, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our Convertible Notes may increase depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.5973 per $1,000 principal amount of Convertible Notes. As of October 15, 2007, the $150.0 million aggregate principal of the Convertible Notes became convertible at the option of the holders and remains convertible through July 15, 2009 as provided in the indenture covering the Convertible Notes. These Convertible Notes were classified as a current liability as of March 31, 2009.

The high and low sale prices per share for our common stock based on the closing price as reported on the New York Stock Exchange during the first quarter of 2009 were $50.38 and $36.54.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to security price will be recorded as an adjustment to additional paid-in capital. The following table details by year the cash outflows that would result from the price protection payments if, on the applicable determination dates, our share price was 20% above or below the amount of our share price on March 31, 2009.

	2009	2010	2011	2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $49.48 at March 31, 2009	$—	$252	$9,524	$410	$714	$10,900
20% decrease in share price	—	522	14,224	688	1,518	16,952
20% increase in share price	—	35	4,824	131	131	5,121

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities.

None.

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the first quarter of 2009 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid Per share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (4)
January 1 through January 31, 2009	7	(1)	$45.08	—	$50,000
February 1 through February 28, 2009	1	(2)	$41.37	—	$50,000
March 1 through March 31, 2009	4	(3)	$45.63	—	$50,000

Total	12			—

(1)	Represents 7,156 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock

(2)	Represents 1,178 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions restricted stock

(3)	Represents 3,340 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions restricted stock

(4)

In October 2003, our Board of Directors initially approved a share repurchase program under which we have been authorized to purchase shares of our common stock. From time to time since then, our Board has reauthorized share repurchases under the program. On February 25, 2009, our Board of Directors again authorized up to $50.0 million of stock purchases through February 25, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated as of December 18, 2008. (Filed with the SEC on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to the By-Laws of FTI Consulting, Inc. dated February 25, 2009. (Filed with the SEC on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

10.1*†	Amendment No. 1 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan (Amended and Restated Effective as of February 20, 2008)

10.2*†	Amendment No. 3 to Employment Agreement made and entered into as of January 2, 2009 by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. Schedules to Amendment No. 3 to the Employment Agreement are not filed. FTI Consulting Inc. will furnish supplementally a copy of any omitted schedule to the SEC upon request.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management or Director contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2009

FTI CONSULTING, INC.

By	/s/ CATHERINE M. FREEMAN
Catherine M. Freeman
Senior Vice President and Chief Accounting Officer
(principal accounting officer)