Form 10-Q
period 2009-06-30
FTI CONSULTING INC
filed 2009-08-10
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 South Flagler Drive, Suite 1500 West Tower, West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2009
Common stock, par value $0.01 per share	51,726,513

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	June 30, 2009	December 31, 2008
	(Unaudited)	As Adjusted (Note 2)
Assets
Current assets
Cash and cash equivalents	$213,092	$191,842
Accounts receivable:
Billed receivables	267,734	237,009
Unbilled receivables	127,200	98,340
Allowance for doubtful accounts and unbilled services	(64,581)	(45,309)

Accounts receivable, net	330,353	290,040
Notes receivable	20,238	15,145
Prepaid expenses and other current assets	25,624	31,055
Deferred income taxes	24,607	24,372

Total current assets	613,914	552,454
Property and equipment, net of accumulated depreciation	76,760	78,575
Goodwill	1,177,325	1,151,388
Other intangible assets, net of amortization	184,318	189,304
Notes receivable, net of current portion	72,099	56,500
Other assets	53,645	59,349

Total assets	$2,178,061	$2,087,570

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$45,099	$109,036
Accrued compensation	114,535	133,103
Current portion of long-term debt and capital lease obligations	149,347	132,915
Billings in excess of services provided	30,569	30,872

Total current liabilities	339,550	405,926
Long-term debt and capital lease obligations, net of current portion	418,187	418,592
Deferred income taxes	92,725	83,777
Other liabilities	49,780	45,037

Total liabilities	900,242	953,332

Commitments and contingent liabilities (notes 9, 11 and 12)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—51,695 (2009) and 50,934 (2008)	517	509
Additional paid-in capital	768,173	735,180
Retained earnings	547,779	478,882
Accumulated other comprehensive income	(38,650)	(80,333)

Total stockholders’ equity	1,277,819	1,134,238

Total liabilities and stockholders’ equity	$2,178,061	$2,087,570

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		As Adjusted (Note 2)		As Adjusted (Note 2)
Revenues	$360,525	$337,670	$708,371	$644,772

Operating expenses
Direct cost of revenues	194,181	188,166	386,593	360,687
Selling, general and administrative expense	88,842	77,773	177,595	150,345
Amortization of other intangible assets	6,149	4,457	12,199	7,355

	289,172	270,396	576,387	518,387

Operating income	71,353	67,274	131,984	126,385

Other income (expense)
Interest income and other	702	2,089	2,755	5,400
Interest expense	(11,030)	(11,307)	(22,043)	(22,906)
Litigation settlement gains (losses), net	—	(435)	250	(436)

	(10,328)	(9,653)	(19,038)	(17,942)

Income before income tax provision	61,025	57,621	112,946	108,443
Income tax provision	23,800	22,813	44,049	42,935

Net income	$37,225	$34,808	$68,897	$65,508

Earnings per common share—basic	$0.74	$0.71	$1.37	$1.34

Earnings per common share—diluted	$0.69	$0.65	$1.29	$1.23

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
Balance January 1, 2009—As Adjusted (Note 2)	50,934	$509	$735,180	$478,882	$(80,333)	$1,134,238
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $0	—	—	—	—	41,683	41,683
Net income	—	—	—	68,897	—	68,897

Total comprehensive income						110,580
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $2,831	337	4	11,372	—	—	11,376
Employee stock purchase plan	138	1	5,236	—	—	5,237
Restricted share grants, less net settled shares of 15	286	3	(687)	—	—	(684)
Stock units issued under incentive compensation plan	—	—	5,308	—	—	5,308
Business combinations	—	—	(130)	—	—	(130)
Reacquisition of equity component of convertible debt	—	—	(3)	—	—	(3)
Share-based compensation	—	—	11,897	—	—	11,897

Balance June 30, 2009	51,695	$517	$768,173	$547,779	$(38,650)	$1,277,819

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Six Months Ended June 30,
	2009	2008 (a)
		As Adjusted (Note 2)
Operating activities
Net income	$68,897	$65,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,109	12,286
Amortization of other intangible assets	12,199	7,355
Provision for doubtful accounts	12,212	8,564
Non-cash share-based compensation	13,349	14,172
Excess tax benefits from share-based compensation	(2,761)	(4,682)
Non-cash interest expense	3,698	3,517
Other	1,308	(188)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(47,807)	(63,513)
Notes receivable	(19,511)	(7,158)
Prepaid expenses and other assets	3,796	(9,555)
Accounts payable, accrued expenses and other	(15,836)	4,422
Income taxes	14,151	27,640
Accrued compensation	(10,371)	(493)
Billings in excess of services provided	(679)	(911)

Net cash provided by operating activities	46,754	56,964

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(37,654)	(225,183)
Purchases of property and equipment	(11,687)	(17,843)
Other	307	(1,059)

Net cash used in investing activities	(49,034)	(244,085)

Financing activities
Payments of long-term debt and capital lease obligations	(551)	(7,239)
Cash received for settlement of interest rate swaps	2,288	—
Issuance of common stock under equity compensation plans	13,098	12,006
Excess of tax benefits from share-based compensation	2,761	4,682

Net cash provided by financing activities	17,596	9,449

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	5,934	(217)

Net increase (decrease) in cash and cash equivalents	21,250	(177,889)
Cash and cash equivalents, beginning of period	191,842	360,463

Cash and cash equivalents, end of period	$213,092	$182,574

Supplemental cash flow disclosures
Cash paid for interest	$19,189	$19,534
Cash paid for income taxes, net of refunds	29,898	15,405
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	—	46,930
Issuance of stock units under incentive compensation plans	5,308	3,496
Issuance of notes payable as contingent consideration	12,778	506

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and under the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Subsequent events have been evaluated through August 9, 2009, the date the financial statements were issued.

2. Change in Accounting Principle

On January 1, 2009 we adopted the Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) which requires issuers of convertible debt securities within its scope to separate those securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP APB 14-1 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The provisions of FSP APB 14-1 are retrospective upon adoption, and prior period amounts have been adjusted to apply the new method of accounting. This new pronouncement applies to our 3 3/4% Convertible Senior Subordinated Notes due 2012 (“Convertible Notes”) issued in August 2005. The cumulative effect of the accounting change for years prior to 2009 was to decrease net income and thus retained earnings by $7.6 million. Additional information on the impact of this change in accounting principle is presented in Note 11 to the condensed consolidated financial statements.

The following table presents the effect of the adoption of FSP APB 14-1 on the financial statement line items of the Condensed Consolidated Income Statement for the three months and six months ended June 30, 2008:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As Previously Reported	Effect of FSP APB 14-1	As Adjusted	As Previously Reported	Effect of FSP APB 14-1	As Adjusted
Interest expense	$(10,303)	$(1,004)	$(11,307)	$(20,921)	$(1,985)	$(22,906)
Income before income tax provision	58,625	(1,004)	57,621	110,428	(1,985)	108,443
Income tax provision	23,215	(402)	22,813	43,729	(794)	42,935
Net income	35,410	(602)	34,808	66,699	(1,191)	65,508
Earnings per common share—basic	0.72	(0.01)	0.71	1.37	(0.03)	1.34
Earnings per common share—diluted	0.66	(0.01)	0.65	1.25	(0.02)	1.23

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The following table presents the effect of the adoption of FSP APB 14-1 on the affected financial statement line items of the Condensed Consolidated Balance Sheet as of December 31, 2008:

	December 31, 2008
	As Previously Reported	Effect of FSP APB 14-1	As Adjusted
Other assets—noncurrent	$59,948	$(599)	$59,349
Total assets	2,088,169	(599)	2,087,570
Current portion of long-term debt and capital lease obligations	150,898	(17,983)	132,915
Total current liabilities	423,909	(17,983)	405,926
Deferred income taxes—noncurrent	76,804	6,973	83,777
Total liabilities	964,342	(11,010)	953,332
Additional paid-in capital	717,158	18,022	735,180
Retained earnings	486,493	(7,611)	478,882
Total stockholders’ equity	1,123,827	10,411	1,134,238
Total liabilities and stockholders’ equity	2,088,169	(599)	2,087,570

3. Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“Statement No. 165”). Statement No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP FAS 141(R)-1”), which amends and clarifies Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”). FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, “Business Combinations.” FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (a)	2009	2008 (a)
Numerator—basic and diluted
Net income	$37,225	$34,808	$68,897	$65,508

Denominator
Weighted average number of common shares outstanding—basic	50,384	49,155	50,278	48,740
Effect of dilutive stock options	1,302	1,654	1,203	1,643
Effect of dilutive convertible notes	1,848	2,433	1,653	2,374
Effect of dilutive restricted shares	301	458	290	455

	53,835	53,700	53,424	53,212

Earnings per common share—basic	$0.74	$0.71	$1.37	$1.34

Earnings per common share—diluted	$0.69	$0.65	$1.29	$1.23

Antidilutive stock options and restricted shares	1,092	409	1,012	293

(a)	Net income and earnings per common share (basic and diluted) are as adjusted. See note 2 to the condensed consolidated financial statements.

5. Comprehensive Income

The following table sets forth the components of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$37,225	$34,808	$68,897	$65,508
Other comprehensive income, net of tax:
Cumulative translation adjustment	47,748	276	41,683	710
Unrealized gain on cash equivalents	—	—	—	55

Comprehensive income	$84,973	$35,084	$110,580	$66,273

6. Provision for Doubtful Accounts

The provision for doubtful accounts relates to a client’s inability or unwillingness to make required payments, and is classified in selling, general and administrative expense. The provision for doubtful accounts totaled $5.4 million and $12.2 million for the three and six months ended June 30, 2009, respectively and $4.0 million and $8.6 million for the three and six months ended June 30, 2008, respectively.

7. Research and Development Costs

Research and development costs related to software development charged to expense totaled $5.3 million and $10.7 million for the three and six months ended June 30, 2009, respectively, and $3.1 million and $6.1 million for

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

the three and six months ended June 30, 2008, respectively. Research and development costs are included in selling, general and administrative expense on the Condensed Consolidated Statements of Income in 2009. For the three and six months ended June 30, 2008, $2.4 million and $4.9 million, respectively, of research and development expenses were classified as direct cost of revenues, and $0.7 million and $1.2 million, respectively, of research and development costs were classified as selling, general and administrative expense.

8. Financial Instruments

Derivative financial instruments

We enter into derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In June 2009, the counterparties to our two interest rate swaps, with an aggregate $60.0 million notional amount, exercised their right to terminate these agreements. Prior to their termination, these interest rate swaps effectively converted $60.0 million of our 7 5/8% senior notes due 2013 (“7 5/8% Notes”) from a fixed rate to a variable rate. (See Note 11 to the condensed consolidated financial statements for information on the swap termination). These interest rate swaps were previously designated as fair value hedges of fixed rate debt in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”). The interest rate swaps qualified for hedge accounting using the short-cut method under Statement No. 133 which assumes no hedge ineffectiveness. As a result, changes in the fair value of the interest rate swaps and changes in the fair value of the hedged debt were assumed to be equal and offsetting and had no effect on our results of operations.

Fair value of financial instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2009, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at June 30, 2009 was $663.6 million compared to a carrying value of $566.4 million. We determined the fair value of our long-term debt based on quoted market prices for our 7 5/8% senior notes due 2013, 7 3/4% senior notes due 2016, and 3 3/4% convertible senior subordinated notes due 2012.

As of June 30, 2009, there were no financial instruments carried at fair value on our financial statements. At December 31, 2008, interest rate swaps with an aggregate $60.0 million notional amount were carried at fair value based on estimates to settle the agreements as of the balance sheet date. The following table summarizes the assets measured at fair value on a recurring basis at December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2008
Interest rate swaps (recorded in other assets)	$—	$2,884	$—	$2,884

Total assets	$—	$2,884	$—	$2,884

9. Acquisitions

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date applicable stock restrictions lapse (the “determination date”). The future settlement of any contingency related to common stock

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

price will be recorded as a reduction to additional paid-in capital. During the first quarter of 2009, we paid $0.1 million in cash in relation to the price protection provision on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in capital. Our remaining common stock price guarantee provisions have stock floor prices that range from $22.26 to $69.62 per share and have determination dates that range from 2009 to 2013.

10. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the six months ended June 30, 2009, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Strategic Communications	Technology	Economic Consulting	Total
Balance January 1, 2009	$389,934	$189,129	$262,740	$118,541	$191,044	$1,151,388
Goodwill acquired during the period	—	—	3,206	—	—	3,206
Contingent consideration	—	66	(1,015)	—	(113)	(1,062)
Adjustments to allocation of purchase price	(3,066)	—	(132)	—	—	(3,198)
Foreign currency translation adjustment and other	187	4,450	22,027	333	(6)	26,991

Balance June 30, 2009	$387,055	$193,645	$286,826	$118,874	$190,925	$1,177,325

Other intangible assets with finite lives are amortized over their estimated applicable useful lives. For intangible assets with finite lives, we recorded amortization expense of $6.1 million and $12.2 million for the three and six months ended June 30, 2009, respectively, and $4.5 million and $7.4 million for the three and six months ended June 30, 2008, respectively. Based solely on the amortizable intangible assets recorded as of June 30, 2009, we estimate amortization expense to be $12.1 million during the remainder of 2009, $21.8 million in 2010, $21.0 million in 2011, $20.4 million in 2012, $17.5 million in 2013, $9.9 million in 2014, and $55.9 million in years after 2014. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives or other relevant factors.

		June 30, 2009		December 31, 2008
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract backlog	1	$288	$168	$273	$23
Customer relationships	3 to 15	140,206	26,710	133,113	19,897
Non-competition agreements	1 to 10	18,078	7,267	17,194	5,735
Software	5 to 6	37,700	9,868	37,700	6,401
Tradenames	1 to 5	9,554	3,173	9,555	2,153

		205,826	47,186	197,835	34,209
Unamortized intangible assets
Tradenames	Indefinite	25,678	—	25,678	—

		$231,504	$47,186	$223,513	$34,209

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

11. Long-term Debt and Capital Lease Obligations

	June 30, 2009	December 31, 2008
7 5/8% senior notes due 2013(1)(2)	$202,267	$202,884
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012(3)	134,178	131,968
Notes payable to former shareholders of acquired business	14,924	47

Total debt	566,369	549,899
Less current portion	149,102	132,015

Long-term debt, net of current portion	417,267	417,884

Total capital lease obligations	1,165	1,608
Less current portion	245	900

Capital lease obligations, net of current portion	920	708

Long-term debt and capital lease obligations, net of current portion	$418,187	$418,592

(1)	Includes unamortized proceeds from interest rate swap terminations of $2,267 at June 30, 2009.

(2)	Includes a fair value hedge adjustment of $2,884 at December 31, 2008.

(3)	Includes discount of $15,767 at June 30, 2009 and $17,983 at December 31, 2008.

Convertible Notes

As of January 1, 2009, we adopted the provisions of FSP APB 14-1 with retrospective application to prior periods. FSP APB 14-1 addresses the accounting and disclosure requirements for convertible debt that may be settled in cash upon conversion. FSP APB 14-1 requires an issuer to separately account for the liability and equity components of convertible debt in a manner that reflects the issuer’s nonconvertible borrowing rate resulting in higher interest expense over the life of the instrument due to the amortization of the discount. Our Convertible Notes are subject to FSP APB 14-1. We applied FSP APB 14-1 retrospectively to all periods presented.

The following table summarizes the liability and equity components of our Convertible Notes:

	June 30, 2009	December 31, 2008
Liability component:
Principal	$149,945	$149,951
Unamortized discount	(15,767)	(17,983)
Equity component (recorded in additional paid-in capital)	18,019	18,022

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The discount on the liability component will be amortized over the remaining term of the Convertible Notes through July 15, 2012 using the effective interest method. The effective interest rate on the Convertible Notes is 7 5/8%. The components of interest cost on the Convertible Notes for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contractual interest	$1,406	$1,406	$2,812	$2,812
Amortization of debt discount	1,138	1,056	2,255	2,092
Amortization of deferred note issue costs	160	160	320	320

Total interest expense	$2,704	$2,622	$5,387	$5,224

On October 15, 2007, the $150.0 million aggregate principal amount of the Convertible Notes became convertible at the option of the holders and is currently convertible through October 15, 2009 as provided in the Indenture covering the Convertible Notes. The Convertible Notes became convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2007, January 15, 2008, April 15, 2008, July 15, 2008, October 15, 2008, January 15, 2009, April 15, 2009 and July 15, 2009.

Upon surrendering any Convertible Note for conversion, in accordance with the Indenture, the holder of such Convertible Note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Convertible Note or (ii) the “conversion value” of the Convertible Note as defined in the indenture. The conversion feature results in a premium over the face amount of the Convertible Notes equal to the excess of our stock price as determined by the calculation set forth in the Indenture and the conversion price per share of $31.25 multiplied by the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the Convertible Notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Convertible Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the Indenture. Based on our closing stock price at June 30, 2009, the aggregate Convertible Notes conversion value exceeds their aggregate principal amount by $93.4 million.

Interest Rate Swaps

In August 2005, we entered into two interest rate swap contracts with a notional amount of $60.0 million to receive interest at 7 5/8% and pay a variable rate of interest based upon LIBOR. We designated these swaps as fair value hedges of the changes in fair value of $60.0 million of our 7 5/8% Notes. The counterparties to the swaps exercised their right to terminate the swaps as of June 15, 2009. The $2.3 million gain on termination will be amortized as a reduction to interest expense over the remaining term of the 7 5/8% Notes, resulting in an effective interest rate of 6.5% per annum on $60.0 million of 7 5/8% Notes.

12. Commitments and Contingencies

Future contractual obligations related to operating leases entered into during 2009 have resulted in an increase in our total contractual obligations under operating leases of $2.4 million for 2010, $3.4 million for 2011, $3.3 million for 2012, $3.2 million for 2013 and $27.5 million thereafter.

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

13. Share-Based Compensation

Amendment and restatement of equity-based compensation plan

On March 31, 2009, the Board of Directors (the “Board”) of FTI Consulting, Inc. (“FTI”) approved the amendment and restatement of the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors, as previously amended (the “Deferred Compensation Plan”), (to be renamed the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (the “Omnibus Plan”)), subject to the approval of our stockholders. On April 8, 2009 the Board confirmed its approval and authorized that the proposal to amend and restate the Deferred Compensation Plan (and rename it the Omnibus Plan) be submitted to stockholders for approval at the 2009 annual meeting of stockholders held June 3, 2009. The Omnibus Plan was approved by the stockholders of FTI on June 3, 2009 at the 2009 annual meeting.

The 2009 Omnibus Plan provides incentive compensation in the form of equity and equity-based awards. All employees, officers, non-employee directors and individual service providers of FTI are eligible to participate in the Omnibus Plan, subject to the discretion of the administrator to make awards. The Omnibus Plan provides for the grants of incentive and non-qualified stock options and stock appreciation rights and stock-based awards, including restricted stock, unrestricted stock, performance stock, phantom stock, stock unit and restricted stock unit awards, of which an aggregate of 900,000 shares of common stock would be available for restricted and unrestricted stock awards as well as other stock-based awards, including phantom stock, performance awards, stock units, restricted stock units and performance units.

Share-based awards and share-based compensation expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in FTI’s equity compensation plans, subject to the discretion of the administrator of the plans. During the six months ended June 30, 2009, share-based awards included stock option grants exercisable for 484,089, restricted stock awards of 308,614 shares of common stock and deferred stock units of 115,827.

Total share-based compensation expense for the three and six months ended June 30, 2009 and 2008 is detailed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2009	2008	2009	2008
Direct cost of revenues	$3,167	$3,957	$5,997	$7,717
Selling, general and administrative expense	3,736	3,508	7,352	6,455

Total share-based compensation expense	$6,903	$7,465	$13,349	$14,172

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

14. Income Taxes

We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within the next twelve months. As of June 30, 2009, there have been no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of June 30, 2009, our accrual for the payment of tax-related interest and penalties was not material.

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

The Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services relating to turnaround, bankruptcy, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, mergers and acquisitions, transaction advisory and interim management. The Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments and risk mitigation services. The Strategic Communications segment provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting. The Technology segment provides products, services and consulting to law firms, companies, courts and government agencies worldwide with the principal business focus on the collection, preservation, review and production of electronically stored information. The Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal and regulatory proceedings, anti-trust and competition matters, strategic decision making, international arbitration and public policy debates in the U.S. and internationally.

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, unallocated corporate expenses plus non-operating litigation settlements, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, accounting, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee incentive compensation. Unallocated corporate expenses include costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include corporate office support costs, human resources, legal and company-wide business development functions, as well as costs related to overall corporate management. In addition, certain accounting and information technology costs are unallocated.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below presents revenues and segment EBITDA for our reportable segments for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Corporate Finance/Restructuring	$133,970	$96,123	$261,512	$175,406
Forensic and Litigation Consulting	65,502	69,310	132,352	129,565
Strategic Communications	44,550	62,197	87,321	116,811
Technology	59,380	56,275	115,227	112,810
Economic Consulting	57,123	53,765	111,959	110,180

Total Revenues	$360,525	$337,670	$708,371	$644,772

Segment EBITDA
Corporate Finance/Restructuring	$47,445	$29,624	$88,166	$51,534
Forensic and Litigation Consulting	16,238	15,717	31,951	30,373
Strategic Communications	5,879	16,428	11,675	29,107
Technology	23,804	21,213	43,130	44,535
Economic Consulting	10,345	13,987	20,664	27,303

Total segment EBITDA	$103,711	$96,969	$195,586	$182,852

The table below reconciles segment EBITDA to income before income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment EBITDA	$103,711	$96,969	$195,586	$182,852
Segment depreciation expense	(5,550)	(4,850)	(10,993)	(9,482)
Amortization of intangible assets	(6,149)	(4,457)	(12,199)	(7,355)
Unallocated corporate expenses	(20,659)	(20,823)	(40,410)	(40,066)
Interest income and other	702	2,089	2,755	5,400
Interest expense	(11,030)	(11,307)	(22,043)	(22,906)
Corporate litigation settlement gains	—	—	250	—

Income before income tax provision	$61,025	$57,621	$112,946	$108,443

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our senior bank credit facility, senior notes and our convertible notes. The guarantees are full and unconditional and joint and several. All of our guarantors are wholly-owned subsidiaries.

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

Condensed Consolidating Balance Sheet Information as of June 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$146,676	$10,085	$56,331	$—	$213,092
Accounts receivable, net	114,612	170,082	45,659	—	330,353
Intercompany receivables	42,488	231,174	81,630	(355,292)	—
Other current assets	46,285	20,867	10,223	(6,906)	70,469

Total current assets	350,061	432,208	193,843	(362,198)	613,914
Property and equipment, net	43,426	22,992	10,342	—	76,760
Goodwill	416,005	525,428	235,892	—	1,177,325
Other intangible assets, net	3,765	131,687	48,866	—	184,318
Investments in subsidiaries	1,345,862	849,546	754,316	(2,949,724)	—
Other assets	60,719	164,801	15,839	(115,615)	125,744

Total assets	$2,219,838	$2,126,662	$1,259,098	$(3,427,537)	$2,178,061

Liabilities
Intercompany payables	$184,103	$80,006	$91,183	$(355,292)	$—
Other current liabilities	241,009	77,011	28,436	(6,906)	339,550

Total current liabilities	425,112	157,017	119,619	(362,198)	339,550
Long-term debt, net	417,267	920	—	—	418,187
Other liabilities	99,640	38,138	120,342	(115,615)	142,505

Total liabilities	942,019	196,075	239,961	(477,813)	900,242
Stockholders’ equity	1,277,819	1,930,587	1,019,137	(2,949,724)	1,277,819

Total liabilities and stockholders’ equity	$2,219,838	$2,126,662	$1,259,098	$(3,427,537)	$2,178,061

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidated Statement of Income for the Three Months Ended June 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$149,520	$298,482	$65,302	$(152,779)	$360,525
Operating expenses
Direct cost of revenues	80,309	224,933	39,985	(151,046)	194,181
Selling, general and administrative expense	43,506	32,235	14,834	(1,733)	88,842
Amortization of other intangible assets	260	4,650	1,239	—	6,149

Operating income	25,445	36,664	9,244	—	71,353
Other (expense) income	(9,575)	3,726	(4,479)	—	(10,328)

Income before income tax provision	15,870	40,390	4,765	—	61,025
Income tax provision	6,644	16,959	197	—	23,800
Equity in net earnings of subsidiaries	27,999	3,482	2,183	(33,664)	—

Net income	$37,225	$26,913	$6,751	$(33,664)	$37,225

Condensed Consolidated Statement of Income for the Three Months Ended June 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$161,505	$255,041	$68,083	$(146,959)	$337,670
Operating expenses
Direct cost of revenues	85,550	209,583	39,015	(145,982)	188,166
Selling, general and administrative expense	50,073	17,293	11,384	(977)	77,773
Amortization of other intangible assets	282	2,593	1,582	—	4,457

Operating income	25,600	25,572	16,102	—	67,274
Other (expense) income	(10,117)	(2,140)	2,604	—	(9,653)

Income before income tax provision	15,483	23,432	18,706	—	57,621
Income tax provision	6,759	10,964	5,090	—	22,813
Equity in net earnings of subsidiaries	26,084	13,616	4	(39,704)	—

Net income	$34,808	$26,084	$13,620	$(39,704)	$34,808

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidated Income Statement for the Six Months Ended June 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$301,638	$600,115	$116,852	$(310,234)	$708,371
Operating expenses
Direct cost of revenues	163,283	458,069	72,490	(307,249)	386,593
Selling, general and administrative expense	85,559	70,798	24,223	(2,985)	177,595
Amortization of other intangible assets	519	9,219	2,461	—	12,199

Operating income	52,277	62,029	17,678	—	131,984
Other income (expense)	(20,335)	7,963	(6,666)	—	(19,038)

Income before income tax provision	31,942	69,992	11,012	—	112,946
Income tax provision	13,215	29,350	1,484	—	44,049
Equity in net earnings of subsidiaries	50,170	7,783	4,231	(62,184)	—

Net income	$68,897	$48,425	$13,759	$(62,184)	$68,897

Condensed Consolidated Income Statement for the Six Months Ended June 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$320,578	$476,584	$122,499	$(274,889)	$644,772
Operating expenses
Direct cost of revenues	170,970	393,672	69,470	(273,425)	360,687
Selling, general and administrative expense	99,838	30,529	21,442	(1,464)	150,345
Amortization of other intangible assets	563	4,199	2,593	—	7,355

Operating income	49,207	48,184	28,994	—	126,385
Other income (expense)	(18,712)	3,745	(2,975)	—	(17,942)

Income before income tax provision	30,495	51,929	26,019	—	108,443
Income tax provision	13,465	22,845	6,625	—	42,935
Equity in net earnings of subsidiaries	48,478	19,393	5,561	(73,432)	—

Net income	$65,508	$48,477	$24,955	$(73,432)	$65,508

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow for the Six Months Ended June 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$49,287	$(8,171)	$5,638	$46,754
Investing activities
Payments for acquisition of businesses, net of cash received	(36,372)	—	(1,282)	(37,654)
Purchases of property and equipment and other	(3,178)	(5,887)	(2,315)	(11,380)

Net cash used in investing activities	(39,550)	(5,887)	(3,597)	(49,034)

Financing activities
Payments of long-term debt and capital leases	(108)	(443)	—	(551)
Cash received for settlement of interest rate swaps	2,288	—	—	2,288
Issuance of common stock and other	13,098	—	—	13,098
Excess tax benefits from share based equity	2,761	—	—	2,761
Intercompany transfers	(12,512)	12,923	(411)	—

Net cash provided by (used in) financing activities	5,527	12,480	(411)	17,596

Effects of exchange rate changes and fair value adjustments on cash	—	—	5,934	5,934

Net increase (decrease) in cash and cash equivalents	15,264	(1,578)	7,564	21,250
Cash and cash equivalents, beginning of period	131,412	11,663	48,767	191,842

Cash and cash equivalents, end of period	$146,676	$10,085	$56,331	$213,092

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow for the Six Months Ended June 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$42,621	$7,828	$6,515	$56,964
Investing activities
Payments for acquisition of businesses, net of cash received	(218,527)	(3,860)	(2,796)	(225,183)
Purchases of property and equipment and other	(3,261)	(12,965)	(2,676)	(18,902)

Net cash used in investing activities	(221,788)	(16,825)	(5,472)	(244,085)

Financing activities
Payments of long-term debt and capital leases	(7,147)	(92)	—	(7,239)
Issuance of common stock and other	12,006	—	—	12,006
Excess tax benefits from share based equity	4,682	—	—	4,682
Intercompany transfers	(18,895)	9,935	8,960	—

Net cash (used in) provided by financing activities	(9,354)	9,843	8,960	9,449

Effect of exchange rate changes on cash	55	—	(272)	(217)

Net (decrease) increase in cash and cash equivalents	(188,466)	846	9,731	(177,889)
Cash and cash equivalents, beginning of period	328,505	1,273	30,685	360,463

Cash and cash equivalents, end of period	$140,039	$2,119	$40,416	$182,574

Item 2.	Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and six month periods ended June 30, 2009 and 2008 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

On January 1, 2009 we adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)” (“FSP APB 14-1”). As a result of the adoption of FSP APB 14-1, certain prior period amounts have been retrospectively adjusted. Refer to Note 2 to the condensed consolidated financial statements for additional information.

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

We report financial results for the following five operating segments:

The Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services relating to turnaround, bankruptcy, performance improvement, lending solutions, financial and operational restructuring, restructuring advisory, M&A, transaction advisory and interim management.

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

The Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal and regulatory proceedings, anti-trust and competition matters, strategic decision making, international arbitration and public policy debates in the U.S. and internationally.

We derive substantially all of our revenues from providing professional services to both U.S. and global clients. Over the past several years the growth in our revenues and profitability has resulted from the acquisitions we have completed and from our ability to attract new and recurring engagements.

Most of our services are rendered under time and expense arrangements that require the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement we also bill our clients for reimbursable expenses, which may include the cost of producing our work product, and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which the client is required to pay us a fixed monthly fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users licensing our Ringtail® and Attenex® products for installation within their own environments. The licensing of these products is sold directly to end users as well as indirectly through our channel partner relationships. While our business has evolved over the last several years, seasonal factors, such as the timing of our clients’ vacations and holidays, continue to impact the timing of our revenues.

Our financial results are primarily driven by:

•	the number and size of engagements we secure;

•	the rate per hour or fixed charges we charge our clients for services;

•	the utilization rates of the revenue-generating professionals we employ;

•	the number of revenue-generating professionals;

•	fees from clients on a retained basis; and

•	licensing of our software products and other technology services.

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

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, unallocated corporate expenses plus non-operating litigation settlements, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of certain centrally managed costs, such as information technology services, accounting, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee incentive compensation. Unallocated corporate expenses include costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include corporate office support costs, human resources, legal and company-wide business development functions, as well as costs related to overall corporate management. In addition, certain accounting and information technology costs are unallocated.

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenues	$360,525	$337,670	$708,371	$644,772
Operating income	71,353	67,274	131,984	126,385
Net income	37,225	34,808	68,897	65,508
Earnings per common share—diluted	0.69	0.65	1.29	1.23
EBITDA	84,579	77,556	158,542	145,590
Cash provided by operating activities	55,288	67,074	46,754	56,964
Total number of employees at June 30,	3,414	3,144	3,414	3,144

Throughout the following discussion, we refer to organic and acquisition revenue growth. We define acquisition growth as the results of operations of acquired companies in the first year following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of acquisitions.

Second Quarter 2009 Executive Highlights

The key financial measures for the Company’s second quarter all showed improvement from the prior year quarter. Revenues for the quarter ended June 30, 2009 increased 6.8% to $360.5 million, compared to $337.7 million in the prior year. Excluding the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, the Company experienced a 10.3% growth rate. The Company grew organically at 1.5%. The balance of revenue growth was from acquisitions completed during 2008, particularly, in the Corporate Finance/Restructuring, Strategic Communications and Technology segments.

The higher revenues and operating income in the quarter were driven primarily by significant growth in the Company’s restructuring practice and, to a lesser extent, by the continued work related to several large financial fraud cases. These served to offset recessionary pressures on discretionary activities such as corporate communications and litigation, as well as weaker activity levels related to global capital markets such as communications and anti-trust work in M&A transactions, IPOs and real estate transactions.

The strong organic revenue growth experienced by the Company’s Corporate Finance/Restructuring segment continued through the second quarter of 2009 and was supplemented by revenue from acquired businesses. The segment continued to be active in restructuring assignments in a broad range of industries being impacted by the global credit crisis such as automotive, homebuilding/real estate/construction, financial services and retail markets. More recently, restructuring activity has spread to the high technology, media and entertainment/leisure sectors. Segment growth was also enhanced by accelerating revenue from the UK restructuring practice which has increased headcount and expanded its range of offerings to meet strong demand for its services, as well as strong initial contribution from our newly-established restructuring practice in Toronto, which is experiencing demand for its services from Canada and Latin America. Profitability in the segment was strong as robust demand drove higher utilization and billing rates which more than offset declines in utilization of Transaction Advisory Services and real estate consulting due to the weakened capital markets compared to last year.

The Forensic and Litigation Consulting segment, which relies on litigation and regulatory investigations and proceedings, reported lower revenues as activities related to several large financial fraud investigations and strong performances by its intellectual property and regulated industry practices were offset by lower levels of litigation and regulatory activity due to the challenging global economic environment and by the slowdown in regulatory investigations as the new Presidential administration begins to take a more active role in business affairs and the financial markets. Margins in the segment improved year over year and sequentially due to strong management of expenses and headcount.

Revenues and operating income of the Technology segment increased year over year and continued to improve sequentially. This segment has collaborated with the Forensic and Litigation Consulting segment on several large financial fraud investigations and has seen strong demand for second requests associated with strategic M&A, revenues from which have offset the reduced contributions from large product liability cases in the same period a year ago. Profitability in the segment increased over the prior year as higher consulting utilization and volumes of unit processing have more than compensated for greater discounting of unit based pricing resulting from increases in market competition.

Economic Consulting experienced a lower level of strategic M&A activity compared to the same period last year, which was only partially offset by increased anti-trust investigations and contract disputes following in the wake of the recession and credit crisis, and initial contributions from recently opened offices in the UK and U.S. Margins in the segment were negatively impacted by a slower commencement of new engagements, the cost of expansion of activities into new international markets and infrastructure investments being made to support the segment’s anticipated growth.

The Strategic Communications segment, which generates a significant amount of business within the capital markets, was negatively impacted in the quarter by the dramatically slower volume of M&A transactions and IPO work and the continued impact of the global recession, which caused a decline in revenues related to capital markets work and reduced fees from retained clients. In addition, the segment, which has the greatest proportion of revenues outside the U.S., experienced a significant impact from the appreciation of the U.S. dollar against other currencies in the second quarter, particularly the British Pound. Steps taken by the segment to reduce headcount levels in response to lower demand have only partially offset the impact of the lower revenues.

As a result of the above, EBITDA increased by $7.0 million, or 9.1%, to $84.6 million compared to $77.6 million in the same period last year. EBITDA was 23.5% of revenue in the 2009 second quarter compared to 23.0% of revenue in the 2008 period.

Earnings per diluted share were $0.69 compared to $0.65 in the prior year period reflecting increased operating earnings. The estimated quarter over quarter foreign currency translation impact of a stronger U.S. dollar, primarily against the British pound, reduced earnings per diluted share by $0.02 in the quarter.

Cash provided by operating activities in the three months ended June 30, 2009 was $55.3 million compared to $67.1 million provided in the prior year, reflecting higher earnings and stronger accounts receivable collections, offset by an increase in compensation-related costs and income tax payments.

Total headcount increased by 270, or 8.6%, to 3,414 employees through a combination of hiring to support the growth of the business and the retention of employees who joined the Company through acquired businesses.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$133,970	$96,123	$261,512	$175,406
Forensic and Litigation Consulting	65,502	69,310	132,352	129,565
Strategic Communications	44,550	62,197	87,321	116,811
Technology	59,380	56,275	115,227	112,810
Economic Consulting	57,123	53,765	111,959	110,180

Total revenues	$360,525	$337,670	$708,371	$644,772

Operating income
Corporate Finance/Restructuring	$45,042	$27,492	$83,417	$48,841
Forensic and Litigation Consulting	15,050	14,278	29,508	27,797
Strategic Communications	3,742	14,572	7,618	25,378
Technology	18,805	18,720	33,111	39,137
Economic Consulting	9,373	13,035	18,740	25,298

Segment operating income	92,012	88,097	172,394	166,451
Unallocated corporate expenses	(20,659)	(20,823)	(40,410)	(40,066)

Operating income	71,353	67,274	131,984	126,385

Other income (expense)
Interest income and other	702	2,089	2,755	5,400
Interest expense	(11,030)	(11,307)	(22,043)	(22,906)
Litigation settlement gains (losses), net	—	(435)	250	(436)

	(10,328)	(9,653)	(19,038)	(17,942)

Income before income tax provision	61,025	57,621	112,946	108,443
Income tax provision	23,800	22,813	44,049	42,935

Net income	$37,225	$34,808	$68,897	$65,508

Earnings per common share—basic	$0.74	$0.71	$1.37	$1.34

Earnings per common share—diluted	$0.69	$0.65	$1.29	$1.23

Reconciliation of Operating Income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Operating income	$71,353	$67,274	$131,984	$126,385
Depreciation	7,077	6,260	14,109	12,286
Amortization of other intangible assets	6,149	4,457	12,199	7,355
Litigation settlement gains (losses), net	—	(435)	250	(436)

EBITDA	$84,579	$77,556	$158,542	$145,590

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Revenues and Operating Income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased $0.1 million, or 0.8%, to $20.7 million for the three months ended June 30, 2009 from $20.8 million for the three months ended June 30, 2008. The primary driver for the decrease was increased allocations to our operating segments for direct costs of information technology and systems and segment marketing. The decrease was partially offset by increases for higher compensation, benefit and support costs for expanded infrastructure staffing, and increased marketing spending related to the launch of our new corporate branding strategy.

Interest Income and Other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $1.4 million to $0.7 million for the three months ended June 30, 2009 as compared to the same period last year. The decrease was primarily due to a net foreign exchange loss of $1.1 million from the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency. In addition, lower interest rates on our cash balances resulted in lower interest income for the three months ended June 30, 2009.

Interest expense

Interest expense decreased $0.3 million to $11.0 million for the three months ended June 30, 2009 from $11.3 million for the three months ended June 30, 2008. The decrease was primarily due to the favorable impact of lower interest rates on variable rate hedge contracts. These contracts were terminated in June 2009.

Income Tax Provision

Our effective income tax rate for the three months ended June 30, 2009 decreased to 39.0% from 39.6% for the three months ended June 30, 2008. The decrease was primarily due to a reduction in the amount of non-deductible expenses.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Revenues and Operating Income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $0.3 million, or 0.9%, to $40.4 million for the six months ended June 30, 2009 from $40.1 million for the six months ended June 30, 2008. The primary drivers of the increase included higher compensation, benefit and support costs for expanded infrastructure staffing, and increased marketing spending related to the launch of our new corporate branding strategy. These expenses were offset by increased allocations to our operating segments for direct costs of information technology and systems and segment marketing.

Interest Income and Other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $2.6 million to $2.8 million for the six months ended June 30, 2009 as compared to the same period last year. The decrease is primarily due to less cash available for investment and lower interest rates on cash balances in the six months ended June 30, 2009 relative to the six months ended June 30, 2008. In addition, there was a $0.9 million net foreign exchange loss due to the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency.

Interest expense

Interest expense decreased $0.9 million to $22.0 million for the six months ended June 30, 2009 from $22.9 million for the six months ended June 30, 2008. The decrease was primarily due to the favorable impact of lower interest rates on variable rate hedge contracts. These contracts were terminated in June 2009.

Income Tax Provision

Our effective income tax rate for the six months ended June 30, 2009 decreased to 39.0% from 39.6% for the six months ended June 30, 2008. The decrease was primarily due to a reduction in the amount of non-deductible expenses.

SEGMENT RESULTS

Segment EBITDA

We evaluate the performance of our operating segments based on segment EBITDA. The following table reconciles segment operating income to segment EBITDA for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Segment operating income	$92,012	$88,097	$172,394	$166,451
Depreciation	5,550	4,850	10,993	9,482
Amortization of other intangible assets	6,149	4,457	12,199	7,355
Litigation settlement losses, net	—	(435)	—	(436)

Total Segment EBITDA	$103,711	$96,969	$195,586	$182,852

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Number of revenue-generating professionals: (at period end)
Corporate Finance/Restructuring	736	599	736	599
Forensic and Litigation Consulting	618	627	618	627
Strategic Communications	580	563	580	563
Technology	348	335	348	335
Economic Consulting	290	243	290	243

Total revenue-generating professionals	2,572	2,367	2,572	2,367

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	76%	75%	80%	78%
Forensic and Litigation Consulting	73%	73%	75%	74%
Economic Consulting	75%	83%	76%	86%

Average billable rate per hour:(2)
Corporate Finance/Restructuring	$437	$429	$427	$428
Forensic and Litigation Consulting	347	331	341	332
Economic Consulting	456	450	455	449

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$133,970	$96,123	$261,512	$175,406

Operating expenses:
Direct cost of revenues	70,931	53,649	140,655	98,508
Selling, general and administrative expense	16,409	13,516	34,270	26,551
Amortization of other intangible assets	1,588	1,466	3,170	1,506

	88,928	68,631	178,095	126,565

Segment operating income	45,042	27,492	83,417	48,841
Add back: depreciation and amortization of intangible assets	2,403	2,132	4,749	2,693

Segment EBITDA	$47,445	$29,624	$88,166	$51,534

Gross profit(1)	63,039	42,474	120,857	76,898
Gross profit margin(2)	47.1%	44.2%	46.2%	43.8%
Segment EBITDA as a percent of revenues	35.4%	30.8%	33.7%	29.4%
Number of revenue generating professionals (at period end)	736	599	736	599
Utilization rates of billable professionals	76%	75%	80%	78%
Average billable rate per hour	$437	$429	$427	$428

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Revenues increased $37.9 million, or 39.4%, to $134.0 million for the three months ended June 30, 2009 from $96.1 million for the three months ended June 30, 2008. Revenue growth from acquisitions was approximately $9 million, or 9%. Organic revenue growth was approximately $29 million, or 30%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue growth would have been approximately 33%. Organic revenue increased due to significant activity in the U.S., UK and Canadian restructuring practice for both bankruptcy and non-bankruptcy cases. In addition, the segment benefited from higher average rates and positive mix impacts from increasing staff leverage in certain key engagements. From an industry perspective, the demand for restructuring services was broad based in 2009 with significant engagements in the financial services, automotive, real estate, retail, communications and media and construction sectors. This is in contrast to the demand for restructuring services in the prior year, which was primarily concentrated in the mortgage, financial institution and housing related markets.

Gross profit increased $20.5 million to $63.0 million for the three months ended June 30, 2009 from $42.5 million for the three months ended June 30, 2008. Gross profit margin increased 2.9 percentage points to 47.1% for the three months ended June 30, 2009 from 44.2% for the three months ended June 30, 2008. Utilization and billing rates related to restructuring work have improved relative to the prior year due to increased volumes, offsetting the impact of the 2008 addition of our general advisory real estate subpractice which is currently experiencing lower than normal utilization due to the slowdown in capital markets work. In response to higher demand for restructuring services, we increased revenue generating headcount by 137 at June 30, 2009 as compared to June 30, 2008.

Selling, general and administrative (“SG&A”) expense increased $2.9 million to $16.4 million for the three months ended June 30, 2009 from $13.5 million for the three months ended June 30, 2008. As a percentage of revenues, SG&A expense was 12.2% for the three months ended June 30, 2009, down favorably from 14.1% in 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations and an increase in rent and occupancy costs. Bad debt expense was 0.7% of revenues for the three months ended June 30, 2009 versus 1.0% for the three months ended June 30, 2008.

Amortization of other intangible assets increased to $1.6 million for the three months ended June 30, 2009 due to the amortization of intangible assets acquired in business combinations completed in the second and fourth quarters of 2008.

Segment EBITDA increased $17.8 million, or 60.2%, to $47.4 million for the three months ended June 30, 2009 from $29.6 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Revenues increased $86.1 million, or 49.1%, to $261.5 million for the six months ended June 30, 2009 from $175.4 million for the six months ended June 30, 2008. Revenue growth from acquisitions was approximately $27 million, or 16% due to our 2008 acquisitions. Organic revenue growth was approximately $59 million, or 33%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue growth would have been approximately 37%. Organic revenue increased due to significant activity in the U.S. restructuring practice for both bankruptcy and non-bankruptcy cases. From an industry perspective, the demand for restructuring services was broad based in 2009 with significant engagements in the financial services, automotive, retail, real estate, communications and media and construction sectors. This is in contrast to the demand for restructuring services in the prior year which was primarily concentrated in the mortgage, monoline insurance, financial institution and housing related markets.

Gross profit increased $44.0 million to $120.9 million for the six months ended June 30, 2009 from $76.9 million for the six months ended June 30, 2008. Gross profit margin increased 2.4 percentage points to 46.2% for the six months ended June 30, 2009 from 43.8% for the six months ended June 30, 2008. Utilization and billing rates related to restructuring work have improved relative to the prior year due to increased volumes, offsetting the impact of the 2008 addition of our general advisory real estate sub-practice. Correspondingly, we increased revenue generating headcount by 137 at period end June 30, 2009 as compared to June 30, 2008.

SG&A expense increased $7.7 million to $34.3 million for the six months ended June 30, 2009 from $26.6 million for the six months ended June 30, 2008. As a percentage of revenues, SG&A expense was 13.1% for the six months ended June 30, 2009, down favorably from 15.1% in 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations and an increase in rent and occupancy costs. Bad debt expense was 1.3% of revenues for the six months ended June 30, 2009 versus 1.5% for the six months ended June 30, 2008.

Amortization of other intangible assets increased to $3.2 million for the six months ended June 30, 2009 due to the amortization of intangible assets acquired in business combinations completed in 2008.

Segment EBITDA increased $36.6 million, or 71.1%, to $88.2 million for the six months ended June 30, 2009 from $51.5 million for the six months ended June 30, 2008.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$65,502	$69,310	$132,352	$129,565

Operating expenses:
Direct cost of revenues	36,206	41,064	75,111	75,153
Selling, general and administrative expense	13,633	13,169	26,436	25,303
Amortization of other intangible assets	613	799	1,297	1,312

	50,452	55,032	102,844	101,768

Segment operating income	15,050	14,278	29,508	27,797
Add back: depreciation and amortization of intangible assets	1,188	1,439	2,443	2,576

Segment EBITDA	$16,238	$15,717	$31,951	$30,373

Gross profit(1)	29,296	28,246	57,241	54,412
Gross profit margin(2)	44.7%	40.8%	43.2%	42.0%
Segment EBITDA as a percent of revenues	24.8%	22.7%	24.1%	23.4%
Number of revenue generating professionals (at period end)	618	627	618	627
Utilization rates of billable professionals(3)	73%	73%	75%	74%
Average billable rate per hour(3)	$347	$331	$341	$332

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	The calculation for utilization and average billable rate per hour excludes the impact of revenue billed on an other than time and materials basis.

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Revenues decreased $3.8 million, or 5.5%, to $65.5 million for the three months ended June 30, 2009 from $69.3 million for the three months ended June 30, 2008. Excluding the negative impact of foreign currency translation, revenues declined approximately 3%. Revenue from the U.S. investigations practice is down slightly from 2008, but has continued to benefit from several high profile fraud cases, which have replaced most of the revenues generated in other investigation cases for the same period in the prior year. The decline in revenue was primarily driven by trial services which has experienced further market contraction, lower demand and increasing price sensitivity relative to 2008 due to the lack of tort litigation in 2009 and a decline in revenue from our Asia Pacific international risk practice due to the continuing impact of the U.S. economic downturn on its financial services customer base. These declines were partially offset by growth in our Latin American investigations practice and our construction solutions business.

Gross profit increased $1.1 million to $29.3 million for the three months ended June 30, 2009 from $28.2 million for the three months ended June 30, 2008. Gross profit margin increased by 3.9 percentage points to 44.7% for the three months ended June 30, 2009 from 40.8% for the three months ended June 30, 2008. Gross profit margin improved due to cost containment efforts resulting in lower headcount and associated costs relative to 2008. Higher average billable rates and lower pass through costs in 2009 also contributed to the increase in gross profit margin.

SG&A expense increased $0.4 million to $13.6 million for the three months ended June 30, 2009 from $13.2 million for the three months ended June 30, 2008. As a percentage of revenues, SG&A expense was 20.8% for the three months ended June 30, 2009, up from 19.0% for the three months ended June 30, 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations and higher bad debt expense at 2.7% of revenues for three months ended June 30, 2009 versus 1.3% for the three months ended June 30, 2008, partially offset by lower personnel and related costs. The increase in bad debt expense as a percentage of revenues was primarily driven by the decrease in revenue coupled with increased reserves recorded in the three months ended June 30, 2009.

Amortization expense decreased by $0.2 million to $0.6 million for the three months ended June 30, 2009 from $0.8 million for the three months ended June 30, 2008.

Segment EBITDA increased $0.5 million, or 3.3%, to $16.2 million for the three months ended June 30, 2009 from $15.7 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Revenues increased $2.8 million, or 2.2%, to $132.4 million for the six months ended June 30, 2009 from $129.6 million for the six months ended June 30, 2008 due to revenue growth from our 2008 acquisitions of approximately $6 million, or 6%, primarily driven by our UK forensic accounting practices and UK construction consulting practices. Organic revenues declined approximately $4 million, or 3%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British Pound relative to the U.S. dollar, organic revenue declined approximately 1%. The U.S. investigations practice benefited from its selection in two high profile fraud cases in the first quarter of 2009 which drove an increase in revenue relative to the revenues generated in other investigation cases for the same period in the prior year. Our North American construction services business has continued to expand, and our Latin American investigations practice revenue has also grown over the prior year. This revenue growth was offset by a decline in revenue from trial services and our Asia Pacific international risk practice.

Gross profit increased $2.8 million to $57.2 million for the six months ended June 30, 2009 from $54.4 million for the six months ended June 30, 2008. Gross profit margin increased by 1.2 percentage points to 43.2% for the six months ended June 30, 2009 from 42.0% for the six months ended June 30, 2008. Gross profit margin improved due to cost containment efforts resulting in lower headcount and associated costs relative to 2008. Higher average billable rates and lower pass through costs in 2009 also contributed to the increase in gross profit margin.

SG&A expense increased $1.1 million to $26.4 million for the six months ended June 30, 2009 from $25.3 million for the six months ended June 30, 2008. As a percentage of revenues, SG&A expense was 20.0% for the six months ended June 30, 2009, up from 19.5% for the six months ended June 30, 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations and higher bad debt partially offset by lower personnel and related costs. Bad debt expense increased to 2.3% of revenues for the six months ended June 30, 2009 versus 1.6% for the six months ended June 30, 2008.

Amortization of other intangible assets remains level with the prior year at $1.3 million.

Segment EBITDA increased $1.6 million, or 5.2%, to $32.0 million for the six months ended June 30, 2009 from $30.4 million for the six months ended June 30, 2008.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$44,550	$62,197	$87,321	$116,811

Operating expenses:
Direct cost of revenues	27,918	34,221	54,953	65,234
Selling, general and administrative expense	11,551	12,044	22,243	23,627
Amortization of other intangible assets	1,339	1,360	2,507	2,572

	40,808	47,625	79,703	91,433

Segment operating income	3,742	14,572	7,618	25,378
Litigation settlement losses	—	(200)	—	(201)
Add back: depreciation and amortization of intangible assets	2,137	2,056	4,057	3,930

Segment EBITDA	$5,879	$16,428	$11,675	$29,107

Gross profit(1)	16,632	27,976	32,368	51,577
Gross profit margin(2)	37.3%	45.0%	37.1%	44.2%
Segment EBITDA as a percent of revenues	13.2%	26.4%	13.4%	24.9%
Number of revenue generating professionals (at period end)(3)	580	563	580	563

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes 14 revenue generating professionals added as a result of closing an acquisition on June 30, 2009.

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Revenues decreased $17.6 million, or 28.4%, to $44.6 million for the three months ended June 30, 2009 from $62.2 million for the three months ended June 30, 2008. Revenue growth from acquisitions was approximately $4 million, or 7%. Organic revenue declined approximately $22 million, or 35%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue declined approximately 25%. Apart from the impact of foreign currency translation, approximately half of the decrease in organic revenue is due to the global slowdown in general M&A and capital markets activity which has reduced project based revenues and success fees. The remaining decrease in revenues is due to lower retainer based revenues resulting from pricing pressures and a reduction in corporate communications spending.

Gross profit decreased $11.3 million to $16.6 million for the three months ended June 30, 2009 from $28.0 million for the three months ended June 30, 2008. Gross profit margin decreased to 37.3% for the three months ended June 30, 2009 from 45.0% for the three months ended June 30, 2008. The gross profit margin decline was due to the impact of lower revenues, partially mitigated by lower personnel and related costs from headcount reductions implemented in the first quarter of 2009.

SG&A expense decreased $0.5 million to $11.6 million for the three months ended June 30, 2009 from $12.0 million for the three months ended June 30, 2008. As a percentage of revenues, SG&A expense was 25.9% for the three months ended June 30, 2009, an increase from 19.4% for the three months ended June 30, 2008. The decline in SG&A expense includes a positive impact from foreign currency translation of approximately $1 million and lower personnel costs due to headcount reductions implemented in the first quarter of 2009, which partially offset higher internal allocations of corporate costs incurred in direct support of segment operations. Bad debt expense was 2.0% of revenues for the three months ended June 30, 2009 versus 1.3% for the three months ended June 30, 2008.

Amortization of other intangible assets remains level with the prior year at $1.3 million.

Segment EBITDA decreased $10.5 million, or 64.2%, to $5.9 million for the three months ended June 30, 2009 from $16.4 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Revenues decreased $29.5 million, or 25.2%, to $87.3 million for the six months ended June 30, 2009 from $116.8 million for the six months ended June 30, 2008. Revenue growth from acquisitions was approximately $8 million, or 7%. Organic revenues declined approximately $38 million, or 32%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue declined approximately 20%. Apart from the impact of foreign currency translation, approximately half of the decrease in organic revenue is due to the global slowdown in general M&A and capital markets activity which has reduced project based revenues and success fees. The remaining decrease in revenues is due to lower retained revenues resulting from pricing pressures and a reduction in corporate communications spending.

Gross profit decreased $19.2 million to $32.4 million for the six months ended June 30, 2009 from $51.6 million for the six months ended June 30, 2008. Gross profit margin decreased to 37.1% for the six months ended June 30, 2009 from 44.2% for the six months ended June 30, 2008. The gross profit margin decline was primarily due to the negative impact of lower volumes of M&A and IPO engagements, lower retained revenue, and severance expense recorded in the first quarter of 2009, which have been partially mitigated by lower direct costs as a result of cost reduction efforts.

SG&A expense decreased $1.4 million to $22.2 million for the six months ended June 30, 2009 from $23.6 million for the six months ended June 30, 2008. As a percentage of revenues, SG&A expense was 25.5% for the six months ended June 30, 2009, an increase from 20.2% for the six months ended June 30, 2008. The decrease in SG&A expense for the six months ended June 30, 2009 was primarily due to the positive impact of foreign currency translation of approximately $2 million and lower personnel costs, which offset an increase in SG&A expenses from higher internal allocations of corporate costs incurred in direct support of segment operations, severance expense and higher occupancy costs. Bad debt expense was 1.6% of revenues for the six months ended June 30, 2009 versus 1.3% for the six months ended June 30, 2008.

Amortization expense decreased by $0.1 million to $2.5 million for the six months ended June 30, 2009 from $2.6 million for the six months ended June 30, 2008.

Segment EBITDA decreased $17.4 million, or 59.9%, to $11.7 million for the six months ended June 30, 2009 from $29.1 million for the six months ended June 30, 2008.

TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$59,380	$56,275	$115,227	$112,810

Operating expenses:
Direct cost of revenues	20,584	25,217	40,570	50,639
Selling, general and administrative expense	17,934	12,076	37,418	22,209
Amortization of other intangible assets	2,057	262	4,128	825

	40,575	37,555	82,116	73,673

Segment operating income	18,805	18,720	33,111	39,137
Litigation settlement losses	—	(235)	—	(235)
Add back: depreciation and amortization of intangible assets	4,999	2,728	10,019	5,633

Segment EBITDA	$23,804	$21,213	$43,130	$44,535

Gross profit(1)	38,796	31,058	74,657	62,171
Gross profit margin(2)	65.3%	55.2%	64.8%	55.1%
Segment EBITDA as a percent of revenues	40.1%	37.7%	37.4%	39.5%
Number of revenue generating professionals (at period end)	348	335	348	335

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Revenues increased $3.1 million, or 5.5%, to $59.4 million for the three months ended June 30, 2009 from $56.3 million for the three months ended June 30, 2008. Revenue growth from acquisitions was approximately $4 million, or 7%. Revenue declined approximately $1 million, or 1% from the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar. Organic revenue was flat with increases from large financial and investigative review matters and bankruptcy related consulting offset by declines in unit based and consulting product liability revenue. While lower pricing has continued to impact our on-demand/on-premise revenue compared to the prior year, this has been largely offset by higher volumes.

Unit based revenue is defined as revenue billed on a per item, per page, or some other unit based method and includes revenue from data processing and storage, software usage and software licensing. Unit based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up front license fees, with recurring support and maintenance.

Gross profit increased $7.7 million to $38.8 million for the three months ended June 30, 2009 from $31.1 million for the three months ended June 30, 2008. Gross profit margin increased to 65.3% for the three months ended June 30, 2009 from 55.2% for the three months ended June 30, 2008. Gross profit margin for the three months ended June 30, 2009 benefited from a change in the classification of certain costs, including R&D costs, from direct cost of revenues to SG&A expense. If presented on a comparable basis, the gross profit margin for the three months ended June 30, 2008 would have been 62.7%. The 2.6 percentage point improvement in gross profit margin in 2009 is primarily due to the high margin direct and channel revenue from acquired products.

SG&A expense increased $5.9 million to $17.9 million for the three months ended June 30, 2009 from $12.1 million for the three months ended June 30, 2008. As a percentage of revenues, SG&A expense was 30.2% for the three months ended June 30, 2009, versus 21.5% in for the three months ended June 30, 2008. The increase is primarily due to the change in classification of certain costs, including R&D costs from direct cost of revenues to SG&A expense in 2009, an increase in R&D, sales and marketing spending in support of our Ringtail® and Attenex® products and higher internal allocations of corporate costs incurred in direct support of segment operations partly offset by lower travel and other discretionary spending. Bad debt expense was 1.0% of revenues for the three months ended June 30, 2009 versus 1.1% for the three months ended June 30, 2008.

Amortization of other intangible assets increased by $1.8 million to $2.1 million for the three months ended June 30, 2009 from $0.3 million for the three months ended June 30, 2008. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in the acquisitions completed in 2008.

Segment EBITDA increased $2.6 million, or 12.2%, to $23.8 million for the three months ended June 30, 2009 from $21.2 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Revenues increased $2.4 million, or 2.1% to $115.2 million for the six months ended June 30, 2009 from $112.8 million for the six months ended June 30, 2008. Revenue growth from acquisitions was approximately $8 million, or 7%. Organic revenue declined approximately $6 million, or 5%. Approximately 27% of this decline was due to the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar. Increased organic revenue from consulting services in support of large financial investigative review matters and bankruptcy related consulting was more than offset by a decline in unit based and consulting product liability revenue. While lower pricing has continued to impact our on-demand/on-premise revenue compared to the prior year, this has been largely offset by higher volumes.

Unit based revenue is defined as revenue billed on a per item, per page, or some other unit based method and includes revenue from data processing and storage, software usage and software licensing.

Gross profit increased $12.5 million to $74.7 million for the six months ended June 30, 2009 from $62.2 million for the six months ended June 30, 2008. Gross profit margin increased to 64.8% for the six months ended June 30, 2009 from 55.1% for the six months ended June 30, 2008. Gross profit margin for the six months ended June 30, 2009 benefited from a change in the classification of certain costs, including R&D costs, from direct cost of revenues to SG&A expense. If presented on a comparable basis, the gross profit margin for the six months ended June 30, 2008 would have been 62.9%. The 1.9 percentage point improvement in gross profit margin in 2009 is primarily due to the higher margin direct and channel revenue from acquired products.

SG&A expense increased $15.2 million to $37.4 million for the six months ended June 30, 2009 from $22.2 million for the six months ended June 30, 2008. As a percentage of revenues, SG&A expense was 32.5% for the six months ended June 30, 2009, versus 19.7% in for the six months ended June 30, 2008. The increase is primarily due to the change in classification of certain costs, including R&D costs from direct cost of revenues to SG&A expense in 2009 and an increase in R&D, sales and marketing spending in support of our Ringtail® and Attenex® products and higher internal allocations of corporate costs incurred in direct support of segment operations partly offset by lower travel expenses. Bad debt expense was 1.6% of revenues for the six months ended June 30, 2009 versus 1.0% for the six months ended June 30, 2008.

Amortization of other intangible assets increased by $3.3 million to $4.1 million for the six months ended June 30, 2009 from $0.8 million for the six months ended June 30, 2008. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in the acquisitions completed in the first and third quarters of 2008.

Segment EBITDA declined $1.4 million, or 3.2%, to $43.1 million for the six months ended June 30, 2009 from $44.5 million for the six months ended June 30, 2008.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$57,123	$53,765	$111,959	$110,180

Operating expenses:
Direct cost of revenues	38,542	34,015	75,304	71,153
Selling, general and administrative expense	8,656	6,145	16,818	12,589
Amortization of other intangible assets	552	570	1,097	1,140

	47,750	40,730	93,219	84,882

Segment operating income	9,373	13,035	18,740	25,298
Add back: depreciation and amortization of intangible assets	972	952	1,924	2,005

Segment EBITDA	$10,345	$13,987	$20,664	$27,303

Gross profit(1)	18,581	19,750	36,655	39,027
Gross profit margin(2)	32.5%	36.7%	32.7%	35.4%
Segment EBITDA as a percent of revenues	18.1%	26.0%	18.5%	24.8%
Number of revenue generating professionals (at period end)	290	243	290	243
Utilization rates of billable professionals	75%	83%	76%	86%
Average billable rate per hour	$456	$450	$455	$449

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Revenues increased $3.4 million, or 6.2%, to $57.1 million for the three months ended June 30, 2009 from $53.8 million for the three months ended June 30, 2008. The revenue growth for the three months ended June 30, 2009 was primarily organic revenue growth. The demand for policy and regulatory work is strong, and anti-trust consulting has increased, offsetting declines in strategic M&A and financial litigation consulting relative to 2008.

Gross profit decreased $1.2 million to $18.6 million for the three months ended June 30, 2009 from $19.8 million for the three months ended June 30, 2008. Gross profit margin decreased to 32.5% for the three months ended June 30, 2009 from 36.7% for the three months ended June 30, 2008. Margin declines resulted from lower utilization due to the slower than normal ramp up of new engagements and expansion of activities into new markets.

SG&A expense increased $2.6 million to $8.7 million for the three months ended June 30, 2009 from $6.1 million for the three months ended June 30, 2008. As a percentage of revenues, SG&A expense was 15.2% for the three months ended June 30, 2009 versus 11.4% for the three months ended June 30, 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations, higher bad debt expense and higher technology infrastructure costs. Bad debt expense was 2.2% of revenue for the three months ended June 30, 2009 versus 1.2% for the three months ended June 30, 2008.

Amortization of other intangible assets remains level with the prior year at $0.6 million.

Segment EBITDA declined $3.6 million, or 26.0%, to $10.3 million for the three months ended June 30, 2009 from $14.0 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Revenues increased $1.8 million, or 1.6%, to $112.0 million for the six months ended June 30, 2009 from $110.2 million for the six months ended June 30, 2008. The revenue growth for the six months ended June 30, 2009 was primarily organic revenue growth. Consistent with our second quarter results, demand for policy and regulatory work is strong, and anti-trust consulting has increased, offsetting declines in strategic M&A and financial litigation consulting relative to 2008.

Gross profit decreased $2.4 million to $36.7 million for the six months ended June 30, 2009 from $39.0 million for the six months ended June 30, 2008. Gross profit margin decreased to 32.7% for the six months ended June 30, 2009 from 35.4% for the six months ended June 30, 2008. Margin declines resulted from lower utilization due to the slower than normal ramp up of new engagements and expansion of activities into new markets.

SG&A expense increased $4.2 million to $16.8 million for the six months ended June 30, 2009 from $12.6 million for the six months ended June 30, 2008. As a percentage of revenues, SG&A expense was 15.0% for the six months ended June 30, 2009 versus 11.4% for the six months ended June 30, 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations, higher bad debt expense, and higher technology infrastructure costs. Bad debt expense was 2.3% of revenue for the six months ended June 30, 2009 versus 1.1% for the six months ended June 30, 2008.

Amortization of other intangible assets remains level with the prior year at $1.1 million.

Segment EBITDA declined $6.6 million, or 24.3%, to $20.7 million for the six months ended June 30, 2009 from $27.3 million for the six months ended June 30, 2008.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“Statement No. 165”). Statement No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim or annual financial periods ending after June 15, 2009 and is not expected to change our approach to evaluating the financial statement impact of subsequent events or the disclosure of subsequent events.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP FAS 141(R)-1”), which amends and clarifies Statement No. 141(R), “Business Combinations” (“Statement 141(R)”). FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, “Business Combinations.” FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (AICPA) and the Securities and Exchange Commission (SEC) did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Net cash provided by operating activities	$46,754	$56,964
Net cash used in investing activities	(49,034)	(244,085)
Net cash provided by financing activities	17,596	9,449

We have generally financed our day to day operations and capital expenditures through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation. Our cash flows generally improve subsequent to the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Cash provided by operating activities decreased $10.2 million, to $46.8 million for the six months ended June 30, 2009 from $57.0 million for the six months ended June 30, 2008. This year over year change was attributable to better cash collections experience relative to our billed receivables, offset by higher annual compensation payments, income tax payments, employee forgivable loan payments and the termination of our Employee Stock Purchase Plan.

Net cash used in investing activities for the six months ended June 30, 2009 was $49.0 million as compared to $244.1 million for the six months ended June 30, 2008. The decrease in cash used in investing activities was primarily due to a decrease in cash used to fund new acquisitions and a decrease in contingent acquisition payments. Cash used in investing activities for the six months ended June 30, 2009 included $34.7 million of contingent acquisition payments. Cash used in investing activities for the six months ended June 30, 2008 included $184.5 million paid to fund acquisitions and $40.7 million of contingent acquisition payments.

Capital expenditures were $11.7 million for the six months ended June 30, 2009 as compared to $17.8 million for the six months ended June 30, 2008. Capital expenditures in both 2009 and 2008 primarily related to leasehold improvements and the purchase of data processing equipment.

Our financing activities for the six months ended June 30, 2009 included $13.1 million received from the issuance of common stock under equity compensation plans. Our financing activities for the six months ended June 30, 2008 included $7.2 million to repay notes payable, primarily to former shareholders of an acquired business and $12.0 million received from the issuance of common stock under equity compensation plans.

Capital Resources

As of June 30, 2009, our capital resources included $213.1 million of cash and cash equivalents and available borrowing capacity under our $175 million revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of June 30, 2009, we had $3.9 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit to $171.1 million.

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

We currently anticipate capital expenditures will range from $33 million to $38 million to support our organization during 2009, including direct support for individual client engagements. Our estimate takes into consideration the needs of our existing businesses including the needs of our recently completed acquisitions, but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate; if we are required to purchase additional equipment specifically to support a client engagement; or if we pursue and complete additional acquisitions.

On October 15, 2007, the $150.0 million aggregate principal amount of the Convertible Notes became convertible at the option of the holders and is currently convertible through October 15, 2009 as provided in the Indenture covering the Convertible Notes. The Convertible Notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of periods ended October 15, 2007, January 15, 2008, April 15, 2008, July 15, 2008, October 15, 2008, January 15, 2009, April 15, 2009 and July 15, 2009.

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

The Convertible Notes are registered securities. As of June 22, 2009, the last trade date before June 30, 2009, the Convertible Notes had a market price of $1,698 per $1,000 principal amount of the Convertible Notes, compared to an estimated conversion value of approximately $1,609 per thousand principal amount of the Convertible Notes. Because the Convertible Notes have historically traded at market prices above the estimated conversion values, we do not anticipate that holders of a significant value of Convertible Notes will elect to convert their Convertible Notes in the near future unless the value ratio should change. However, we believe we have adequate capital resources to fund potential conversions.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

Future contractual obligations related to operating leases entered into during 2009 have resulted in an increase in our total contractual obligations under operating leases of $2.4 million for 2010, $3.4 million for 2011, $3.3 million for 2012, $3.2 million for 2013 and $27.5 million thereafter.

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $171.1 million of availability under our senior secured bank credit facility, are sufficient to fund our capital and liquidity needs for at least the next 12 months. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, our business plans change, economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

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

For information regarding our exposure to certain market risks see “Item 7A Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our market risk exposure since December 31, 2008 except as noted below.

Interest Rate Risk

We enter into derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In June, 2009, $60.0 million notional amount of interest rate swaps which effectively converted $60.0 million of our 7 5/8% senior notes due 2013 from a fixed rate to a variable rate were terminated by the counterparties. As of June 30, 2009, we are not counterparty to any derivative contracts.

Equity Price Sensitivity

We currently have outstanding $149.9 million in principal amount of Convertible Notes. We are subject to equity price risk related to the convertible feature of this debt. The Convertible Notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million, or some combination thereof with a combined value of $4.8 million, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our Convertible Notes may increase depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.5973 shares of FTI common stock per $1,000 principal amount of Convertible Notes. As of October 15, 2007, the $150.0 million aggregate principal of the Convertible Notes became convertible at the option of the holders and remains convertible through October 15, 2009 as provided in the indenture covering the Convertible Notes. These Convertible Notes were classified as a current liability as of June 30, 2009.

The high and low closing sale prices per share for our common stock based on the closing price as reported on the New York Stock Exchange during the second quarter of 2009 were $55.99 and $46.99.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to security price will be recorded as an adjustment to additional paid-in capital. The following table details by year the cash outflows that would result from the price protection payments if, on the applicable determination dates, our share price was 20% above or below the amount of our share price on June 30, 2009.

	2009	2010	2011	2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $50.72 at June 30, 2009	$—	$218	$8,935	$375	$613	$10,141
20% decrease in share price	—	495	13,752	660	1,437	16,344
20% increase in share price	—	24	4,117	89	89	4,319

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the second quarter of 2009 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program(4)
April 1 through April 30, 2009	—	(1)	$—	—	$50,000
May 1 through May 31, 2009	2	(2)	$53.39	—	$50,000
June 1 through June 30, 2009	1	(3)	$51.01	—	$50,000

Total	3			—

(1)	Represents 2 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock

(2)	Represents 1,617 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions restricted stock

(3)	Represents 1,332 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions restricted stock

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

We held our 2009 annual meeting of stockholders on June 3, 2009. At the 2009 annual meeting, our stockholders voted on the election of two Class I directors identified below. The terms of the Class II directors, Brenda J. Bacon, James W. Crownover, Dennis J. Shaughnessy and George P. Stamas, and the Class III directors, Mark H. Berey, Jack B. Dunn, IV and Gerard E. Holthaus, continued following the meeting and will expire at the annual meetings of stockholders to be held in 2010 and 2011, respectively. In addition to the election of the Class I directors, two additional proposals were submitted to a vote of our stockholders at the 2009 annual meeting. The Company presented Proposal 2 to approve the amendment and restatement of the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors (the “Deferred Compensation Plan”) (to be renamed the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan) and Proposal 3 to ratify the appointment of KPMG LLP to serve as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2009.

The election of the Class I directors, Proposal 2 to amend and restate the Deferred Compensation Plan and Proposal 3 to ratify the retention of KPMG LLP to serve as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2009 were approved by stockholders at the 2009 annual meeting.

The voting results on each of the three proposals submitted to stockholders at the 2009 annual meeting are presented below.

Proposal 1—	Election of Two Class I Directors.

Number of Votes
	Name	For	Withhold
	Denis J. Callaghan	41,750,353 shares	400,538 shares
	Matthew F. McHugh	41,719,532 shares	431,359 shares

Proposal 2—	The Amendment and Restatement of the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors (to be renamed the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan).

	Vote	Number of Votes
	FOR	30,982,482 shares
	AGAINST	7,443,108 shares
	ABSTAIN	338,389 shares
	BROKER NON-VOTES	3,386,912 shares

Proposal 3—	Ratify the Retention of KPMG LLP to Serve as FTI Consulting, Inc.’s Independent Registered Public Accounting Firm for its Fiscal Year Ending December 31, 2009.

	Vote	Number of Votes
	FOR	41,768,421 shares
	AGAINST	375,941 shares

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated December 18, 2008. (Filed with the SEC on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to the By-Laws of FTI Consulting, Inc. dated February 25, 2009. (Filed with the SEC on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

4.1†	Ninth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of May 15, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee.

4.2†	Ninth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of May 15, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee.

4.3†	Fifth Supplemental Indenture relating to 7 3/4% Senior Notes due 2016, dated as of May 12, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee.

10.1*	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Filed with the SEC on April 23, 2009 as an exhibit to FTI Consulting, Inc.’s Proxy Statement and incorporated herein by reference.)

10.2*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Incentive Stock Option Agreement. (Filed with the SEC on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference.)

10.3*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement. (Filed with the SEC on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference.)

10.4*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the SEC on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference.)

10.5*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Stock Unit Agreement for Non-Employee Directors. (Filed with the SEC on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference.)

Exhibit Number	Exhibit Description

10.6*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement for Non-Employee Directors. (Filed with the SEC on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference.)

10.7*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Nonstatutory Stock Option Agreement. (Filed with the SEC on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Charter of the Audit Committee of the Board of Directors [as Amended and Restated Effective March 31, 2009] (Filed with the SEC on April 23, 2009 as an exhibit to FTI Consulting, Inc.’s Proxy Statement and incorporated herein by reference.)

*	Management or Director contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2009

FTI CONSULTING, INC.

By	/s/ CATHERINE M. FREEMAN Catherine M. Freeman
Senior Vice President and Chief Accounting Officer
(principal accounting officer)