Form 10-Q
period 2009-09-30
FTI CONSULTING INC
filed 2009-11-06
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 South Flagler Drive, Suite 1500 West Tower, West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2009
Common stock, par value $0.01 per share	51,813,225

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Unaudited

Item 1.	Financial Statements

	September 30, 2009	December 31, 2008
		As Adjusted (Note 2)
Assets
Current assets
Cash and cash equivalents	$277,969	$191,842
Short-term investments	35,655	—
Accounts receivable:
Billed receivables	254,601	237,009
Unbilled receivables	119,172	98,340
Allowance for doubtful accounts and unbilled services	(63,590)	(45,309)

Accounts receivable, net	310,183	290,040
Notes receivable	20,472	15,145
Prepaid expenses and other current assets	28,376	34,989
Deferred income taxes	24,742	24,372

Total current assets	697,397	556,388
Property and equipment, net of accumulated depreciation	74,792	78,575
Goodwill	1,173,552	1,143,461
Other intangible assets, net of amortization	180,597	189,304
Notes receivable, net of current portion	71,093	56,500
Other assets	54,348	59,349

Total assets	$2,251,779	$2,083,577

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$60,026	$108,905
Accrued compensation	149,409	135,922
Current portion of long-term debt and capital lease obligations	137,613	132,915
Billings in excess of services provided	28,635	30,872

Total current liabilities	375,683	408,614
Long-term debt and capital lease obligations, net of current portion	417,532	418,592
Deferred income taxes	98,255	83,777
Other liabilities	48,970	45,037

Total liabilities	940,440	956,020

Commitments and contingent liabilities (notes 10, 12 and 13)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—51,815 (2009) and 50,903 (2008)	518	509
Additional paid-in capital	776,870	733,520
Retained earnings	578,956	472,503
Accumulated other comprehensive income	(45,005)	(78,975)

Total stockholders’ equity	1,311,339	1,127,557

Total liabilities and stockholders’ equity	$2,251,779	$2,083,577

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		As Adjusted (Note 2)		As Adjusted (Note 2)
Revenues	$348,637	$325,497	$1,057,008	$970,269

Operating expenses
Direct cost of revenues	193,204	175,309	579,797	537,703
Selling, general and administrative expense	84,976	91,513	262,571	241,989
Amortization of other intangible assets	6,171	5,664	18,370	13,019

	284,351	272,486	860,738	792,711

Operating income	64,286	53,011	196,270	177,558

Other income (expense)
Interest income and other	3,330	1,942	6,085	7,536
Interest expense	(11,434)	(10,942)	(33,477)	(33,848)
Litigation settlement gains (losses), net	—	(275)	250	(711)

	(8,104)	(9,275)	(27,142)	(27,023)

Income before income tax provision	56,182	43,736	169,128	150,535
Income tax provision	18,626	17,383	62,675	59,778

Net income	$37,556	$26,353	$106,453	$90,757

Earnings per common share—basic	$0.74	$0.53	$2.11	$1.85

Earnings per common share—diluted	$0.70	$0.48	$1.99	$1.69

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
Balance January 1, 2009—As Adjusted (Note 2)	50,903	$509	$733,520	$472,503	$(78,975)	$1,127,557
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $0	—	—	—	—	33,980	33,980
Unrealized loss on marketable securities, net of income taxes of $7	—	—	—	—	(10)	(10)
Net income	—	—	—	106,453	—	106,453

Total comprehensive income						140,423
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $3,762	471	5	15,456	—	—	15,461
Employee stock purchase plan	138	1	5,236	—	—	5,237
Restricted share grants, less net settled shares of 26	273	3	(1,268)	—	—	(1,265)
Stock units issued under incentive compensation plan	—	—	5,308	—	—	5,308
Business combinations	30	—	577	—	—	577
Reacquisition of equity component of convertible debt	—	—	(3)	—	—	(3)
Share-based compensation	—	—	18,044	—	—	18,044

Balance September 30, 2009	51,815	$518	$776,870	$578,956	$(45,005)	$1,311,339

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2009	2008
		As Adjusted (Note 2)
Operating activities
Net income	$106,453	$90,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,523	19,099
Amortization of other intangible assets	18,370	13,019
Provision for doubtful accounts	15,040	13,107
Non-cash share-based compensation	18,439	21,392
Excess tax benefits from share-based compensation	(3,647)	(5,653)
Non-cash interest expense	5,449	5,311
Other	(1,801)	3,022
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(30,120)	(81,898)
Notes receivable	(19,638)	(6,322)
Prepaid expenses and other assets	3,451	(8,319)
Accounts payable, accrued expenses and other	(16,218)	(4,382)
Income taxes	30,761	20,812
Accrued compensation	18,017	25,224
Billings in excess of services provided	(2,535)	1,279

Net cash provided by operating activities	163,544	106,448

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(38,152)	(313,402)
Purchases of property and equipment	(17,975)	(24,385)
Purchases of short-term investments	(35,717)	—
Other	303	991

Net cash used in investing activities	(91,541)	(336,796)

Financing activities
Payments of short-term borrowings of acquired subsidiary	—	(2,275)
Payments of long-term debt and capital lease obligations	(13,459)	(7,511)
Cash received for settlement of interest rate swaps	2,288	—
Net issuance of common stock under equity compensation plans	15,671	22,476
Excess of tax benefits from share-based compensation	3,647	5,653
Other	(4)	(171)

Net cash provided by financing activities	8,143	18,172

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	5,981	(2,110)

Net increase (decrease) in cash and cash equivalents	86,127	(214,286)
Cash and cash equivalents, beginning of period	191,842	360,463

Cash and cash equivalents, end of period	$277,969	$146,177

Supplemental cash flow disclosures
Cash paid for interest	$30,692	$22,626
Cash paid for income taxes, net of refunds	31,913	38,175
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	707	47,605
Issuance of stock units under incentive compensation plans	5,308	3,496
Issuance of notes payable as contingent consideration	12,789	506

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and under the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Subsequent events have been evaluated through November 5, 2009, the date the financial statements were issued.

2. Revision to Previously Reported Financial Information

Correction of Immaterial Error

In the third quarter of 2009, we concluded an internal re-examination of our contingent acquisition payments and related accounting treatment. As a result of this review, we discovered an immaterial error which impacts previously reported results for 2006, 2007 and 2008. As previously disclosed in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on August 10, 2009, we are revising our previously reported financial information in the third quarter 2009 filing to reflect the impact of the correction of the immaterial error. The immaterial error that we noted relates to certain contingent acquisition payments made to the owners of five businesses acquired within the Strategic Communications segment, upon the achievement of required performance conditions as specified in their related purchase contracts. These purchase contracts allowed for a small portion of the contingent payment to be paid to employee benefit trusts (EBT) or to a designated employee group or other employees who at the time were deemed to be shareholders. After further analysis, we concluded that neither the EBT nor the designated employees who received contingent payments qualified as original selling shareholders of the acquired businesses. As such, distributions made from an EBT or to these designated employee groups should have been recorded as compensation expense and not capitalized as part of the purchase price of the applicable acquisition.

We assessed the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and determined that the error was immaterial to the previously reported amounts contained in our periodic filings. The impact of the correction of the immaterial error was a decrease to net income and diluted earnings per share of $2.1 million and $0.04 per share; $3.5 million and $0.08 per share; and $0.8 million and $0.02 per share in 2008, 2007 and 2006, respectively. The correction of the immaterial error resulted in a decrease in cash flows from operations of $2.2 million and a corresponding increase in cash flows from investing activities for the nine months ended September 30, 2008. In addition, we determined that one of the EBT’s meets the criteria for consolidation and accordingly, the consolidation of the EBT is reflected in all periods presented.

Change in Accounting Principle

On January 1, 2009 we adopted the provisions of Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1) for convertible debt instruments that have cash settlement features. ASC 470-20 requires issuers of convertible debt securities within its scope to separate those securities into a debt component and an equity component, resulting in the debt component being recorded at fair

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. We are required to record interest expense using our nonconvertible debt borrowing rate. The provisions of ASC 470-20 are retrospective upon adoption, and prior period amounts have been adjusted to apply the new method of accounting. This new guidance applies to our 3 3/4% Convertible Senior Subordinated Notes due 2012 (“Convertible Notes”) issued in August 2005. The cumulative impact of the accounting change on retained earnings for years prior to 2006 was $0.8 million. The impact of the adoption of this accounting change was a decrease to net income and diluted earnings per share of $2.4 million and $0.05 per share; $2.3 million and $0.05 per share; and $2.1 million and $0.05 per share in 2008, 2007 and 2006, respectively.

The combined effect of recording the correction of the immaterial error and the change in accounting principle in our consolidated statement of income is presented in the following table:

	For the Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
(In thousands, except per share data)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Direct cost of revenues	$705,611	$708,782	$548,407	$552,347	$389,032	$389,089
Selling, general and administrative expense	330,052	330,192	255,238	255,876	178,572	179,360
Operating income	238,658	235,347	187,010	182,432	106,182	105,337
Interest income and other	8,685	8,840	7,639	8,091	2,119	2,198
Interest expense	(41,051)	(45,105)	(43,857)	(47,639)	(28,949)	(32,441)
Income before income tax provision	205,631	198,421	149,790	141,883	79,165	74,906
Income tax provision	80,196	77,515	57,669	55,548	37,141	35,744
Net income	125,435	120,906	92,121	86,334	42,024	39,162
Earnings per common share:
Basic	$2.55	$2.46	$2.14	$2.01	$1.06	$0.99
Diluted	$2.34	$2.26	$2.00	$1.88	$1.04	$0.97

The combined effect of recording the correction of the immaterial error and the change in accounting principle in our consolidated statement of income for each of the quarters in 2008 is presented in the following table:

	For the Three Months Ended								For the Nine Months Ended
	March 31, 2008		June 30, 2008		September 30, 2008		December 31, 2008		September 30, 2008
(In thousands, except per share data)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Direct cost of revenues	$172,521	$173,404	$188,166	$188,990	$174,514	$175,309	$170,410	$171,079	$535,201	$537,703
Selling, general and administrative expense	72,572	72,697	77,773	77,779	91,508	91,513	88,199	88,203	241,853	241,989
Operating Income	59,111	58,103	67,274	66,444	53,811	53,011	58,462	57,789	180,196	177,558
Interest income and other	3,311	3,545	2,089	2,049	1,980	1,942	1,305	1,304	7,380	7,536
Interest expense	(10,618)	(11,599)	(10,303)	(11,307)	(9,914)	(10,942)	(10,216)	(11,257)	(30,835)	(33,848)
Income before income tax provision	51,803	50,048	58,625	56,751	45,602	43,736	49,601	47,886	156,030	150,535
Income tax provision	20,514	19,852	23,215	22,543	18,059	17,383	18,408	17,737	61,788	59,778
Net income	31,289	30,196	35,410	34,208	27,543	26,353	31,193	30,149	94,242	90,757
Earnings per common share:
Basic	$0.65	$0.62	$0.72	$0.70	$0.56	$0.53	$0.63	$0.61	$1.92	$1.85
Diluted	$0.59	$0.57	$0.66	$0.64	$0.51	$0.48	$0.58	$0.56	$1.76	$1.69

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The combined effect of recording the correction of the immaterial error and the change in accounting principle on the consolidated balance sheet at December 31, 2008 is presented in the following table:

	December 31, 2008
(In thousands)	As Reported	As Revised
Prepaid expenses and other current assets	$31,055	$34,989
Total current assets	552,454	556,388
Goodwill	1,151,388	1,143,461
Other assets—noncurrent	59,948	59,349
Total assets	2,088,169	2,083,577
Accounts payable, accrued expenses and other	109,036	108,905
Accrued compensation	133,103	135,922
Current portion of long-term debt and capital lease obligations	150,898	132,915
Total current liabilities	423,909	408,614
Deferred income taxes—noncurrent	76,804	83,777
Total liabilities	964,342	956,020
Additional paid-in capital	717,158	733,520
Retained earnings	486,493	472,503
Accumulated other comprehensive (loss) income	(80,333)	(78,975)
Total stockholders’ equity	1,123,827	1,127,557
Total liabilities and stockholders’ equity	2,088,169	2,083,577

The Notes to the Condensed Consolidated Financial Statements have also been updated to reflect the correction of the immaterial errors and the retrospective adoption of the change in accounting principle.

3. Recent Accounting Pronouncements

In July 2009, the FASB Accounting Standards Codification (the “Codification”) officially became the single source of authoritative U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure, and does not create new accounting and reporting guidance. The Codification was effective as of July 1, 2009. The impact on our financial statements is limited to disclosures. All references to authoritative accounting literature will now be referenced in accordance with the Codification.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which affects ASC Topic 605, Revenue Recognition. ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements. It eliminates the requirement under previous guidance that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of fair value before recognizing a portion of revenue related to the delivered items, and establishes that revenue be allocated to each element based on its relative selling price, as determined by VSOE, TPE, or the entity’s estimated selling price if neither of the aforementioned is available. Additionally, ASU 2009-13 eliminates the residual method of allocation and expands required disclosures about multiple-element revenue arrangements. It will be effective prospectively for revenue arrangements entered into beginning January 1, 2011, with early adoption permitted.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

In June 2009, the FASB issued guidance included in ASC Topic 810, Consolidation (formerly Statement of Financial Accounting Standards (SFAS) No. 167). The provisions of ASC Topic 810 amend previous guidance set forth by FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” to address the elimination of the concept of a qualifying special purpose entity. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses or right to receive benefits from the entity. ASC Topic 810 requires additional disclosures aimed at providing more timely and useful information about an enterprise’s involvement with a variable interest entity. These new provisions will become effective as of January 1, 2010 for calendar year-end companies. We will adopt the new provisions of ASC Topic 810 in January 2010, and do not anticipate any material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance included in ASC Topic 855, Subsequent Events (formerly SFAS No. 165). ASC Topic 855 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. It also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, ASC Topic 855 identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB issued guidance included in ASC Topic 805, Business Combinations (formerly FSP FAS 141(R)-1), which amends and clarifies SFAS No. 141(R), “Business Combinations” (“Statement 141(R)”). ASC Topic 805 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, “Business Combinations.” The new provisions of ASC Topic 805 are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

4. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method, and shares issuable upon conversion of our Convertible Notes assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during the period. The conversion feature of our Convertible Notes had a dilutive effect on our earnings per share in 2009 and 2008 because the average closing price per share of our common stock for such periods was above the conversion price of the Convertible Notes of $31.25 per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator—basic and diluted
Net income	$37,556	$26,353	$106,453	$90,757

Denominator
Weighted average number of common shares outstanding—basic	50,696	49,541	50,419	49,009
Effect of dilutive stock options	1,196	1,747	1,202	1,677
Effect of dilutive convertible notes	1,689	2,676	1,665	2,485
Effect of dilutive restricted shares	315	496	298	469

	53,896	54,460	53,584	53,640

Earnings per common share—basic	$0.74	$0.53	$2.11	$1.85

Earnings per common share—diluted	$0.70	$0.48	$1.99	$1.69

Antidilutive stock options and restricted shares	1,221	515	1,081	367

5. Comprehensive Income

The following table sets forth the components of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$37,556	$26,353	$106,453	$90,757
Other comprehensive income, net of tax:
Cumulative translation adjustment	(7,186)	(19,759)	33,980	(19,159)
Unrealized loss on marketable securities	(10)	—	(10)	—
Unrealized gain on cash equivalents	—	—	—	55

Comprehensive income	$30,360	$6,594	$140,423	$71,653

6. Provision for Doubtful Accounts

The provision for doubtful accounts relates to a client’s inability or unwillingness to make required payments, and is classified in selling, general and administrative expense. The provision for doubtful accounts totaled $2.8 million and $15.0 million for the three and nine months ended September 30, 2009, respectively and $4.5 million and $13.1 million for the three and nine months ended September 30, 2008, respectively.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

7. Research and Development Costs

Research and development costs related to software development charged to expense totaled $5.3 million and $16.0 million for the three and nine months ended September 30, 2009, respectively, and $6.5 million and $12.6 million for the three and nine months ended September 30, 2008, respectively. Research and development costs are included in selling, general and administrative expense on the Condensed Consolidated Statements of Income.

8. Short-term Investments

Short-term investments consist primarily of certificates of deposit and treasury bills. Our investments in treasury bills are classified as available-for-sale and are carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity.

Short-term investments consisted of the following at September 30, 2009:

	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value
Certificates of Deposit	$15,000	$—	$15,000
Treasury Bills	20,672	(17)	20,655

Total	$35,672	$(17)	$35,655

As of December 31, 2008, we had no short-term investments.

9. Financial Instruments

Derivative financial instruments

We enter into derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In June 2009, the counterparties to our two interest rate swaps, with an aggregate $60.0 million notional amount, exercised their right to terminate these agreements. Prior to their termination, these interest rate swaps effectively converted $60.0 million of our 7 5/8% Senior Notes due 2013 (“7 5/8% Notes”) from a fixed rate to a variable rate instrument. (See Note 12 to the condensed consolidated financial statements for information on the swap termination). These interest rate swaps were previously designated as fair value hedges of fixed rate debt. The interest rate swaps qualified for hedge accounting using the short-cut method under ASC 815-20-25, Derivatives and Hedging (formerly SFAS No. 133), which assumes no hedge ineffectiveness. As a result, changes in the fair value of the interest rate swaps and changes in the fair value of the hedged debt were assumed to be equal and offsetting and had no effect on our results of operations.

Fair value of financial instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2009, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at September 30, 2009 was $633.1 million compared to a carrying value of $554.2 million. We determined the fair value of our long-term debt based on quoted market prices for our 7 5/8% Notes, 7 3/4% senior notes due 2016 (7 3/4% Notes) and Convertible Notes.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

At September 30, 2009, treasury bills totaling $20.7 million were carried at fair value based on quoted market prices, and were included in short-term investments on the condensed consolidated balance sheet.

At December 31, 2008, interest rate swaps with an aggregate $60.0 million notional amount were carried at fair value based on estimates to settle the agreements as of the balance sheet date.

The following table presents financial assets measured at fair value as of September 30, 2009 and December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2009
Treasury bills (recorded in short-term investments)	$20,655	$—	$—	$20,655

Total	$20,655	$—	$—	$20,655

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2008
Interest rate swaps (recorded in other assets)	$—	$2,884	$—	$2,884

Total	$—	$2,884	$—	$2,884

10. Acquisitions

Under the guidance in ASC Topic 805, Business Combinations, when control of a business combination is achieved in stages, acquisition method accounting is applied on the date that control is obtained. In addition, the acquirer remeasures its previously acquired non-controlling equity investment in the acquiree at fair value as of the acquisition date, and recognizes any gain or loss on that remeasurement in current period earnings. In June 2009, we acquired the remaining 50% interest in a joint venture owned by the Strategic Communications segment resulting in a controlling interest and consolidation of this entity. During the third quarter of 2009, we completed the valuation of the joint venture and recorded a $2.3 million gain on remeasuring our existing investment in the joint venture to fair value. The $2.3 million gain is included in interest income and other on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date applicable stock restrictions lapse (the “determination date”). The future settlement of any contingency related to common stock price will be recorded as a reduction to additional paid-in capital. During the first quarter of 2009, we paid $0.1 million in cash in relation to the price protection provision on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in capital. Our remaining common stock price guarantee provisions have stock floor prices that range from $22.26 to $69.62 per share and have determination dates that range from 2009 to 2013.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

11. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the nine months ended September 30, 2009, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Strategic Communications	Technology	Economic Consulting	Total
Balance January 1, 2009	$389,934	$189,129	$254,813	$118,541	$191,044	$1,143,461
Goodwill acquired during the period	—	—	3,148	—	—	3,148
Contingent consideration	—	66	9,818	—	(112)	9,772
Adjustments to allocation of purchase price	(3,066)	—	935	(934)		(3,065)
Foreign currency translation adjustment and other	393	3,625	15,746	404	68	20,236

Balance September 30, 2009	$387,261	$192,820	$284,460	$118,011	$191,000	$1,173,552

Other intangible assets with finite lives are amortized over their estimated applicable useful lives. For intangible assets with finite lives, we recorded amortization expense of $6.2 million and $18.4 million for the three and nine months ended September 30, 2009, respectively, and $5.6 million and $13.0 million for the three and nine months ended September 30, 2008, respectively. Based solely on the amortizable intangible assets recorded as of September 30, 2009, we estimate amortization expense to be $6.0 million during the remainder of 2009, $22.1 million in 2010, $21.3 million in 2011, $20.7 million in 2012, $17.8 million in 2013, $10.1 million in 2014, and $56.9 million in years after 2014. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, or other factors.

	Useful Life in Years	September 30, 2009		December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract backlog	1	$307	$255	$273	$23
Customer relationships	3 to 15	142,412	29,729	133,113	19,897
Non-competition agreements	1 to 10	18,220	8,038	17,194	5,735
Software	5 to 6	37,700	11,602	37,700	6,401
Tradenames	1 to 5	9,595	3,691	9,555	2,153

		208,234	53,315	197,835	34,209
Unamortized intangible assets
Tradenames	Indefinite	25,678	—	25,678	—

		$233,912	$53,315	$223,513	$34,209

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

12. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	September 30, 2009	December 31, 2008
7 5/8% senior notes due 2013(a)(b)	$202,140	$202,884
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012(c)	135,369	131,968
Notes payable to former shareholders of acquired business	1,685	47

Total debt	554,194	549,899
Less current portion	137,054	132,015

Long-term debt, net of current portion	417,140	417,884

Total capital lease obligations	951	1,608
Less current portion	559	900

Capital lease obligations, net of current portion	392	708

Long-term debt and capital lease obligations, net of current portion	$417,532	$418,592

(a)	Includes unamortized proceeds from interest rate swap terminations of $2.1 million at September 30, 2009 on our $200 million face value 7 5/8% senior notes.

(b)	Includes a fair value hedge adjustment of $2.9 million at December 31, 2008 on our $200 million face value 7 5/8% senior notes.

(c)	Includes discount of $14.6 million at September 30, 2009 and $18.0 million at December 31, 2008.

Convertible Notes

As of January 1, 2009, we adopted the provisions of ASC 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1) with retrospective application to prior periods. ASC 470-20 addresses the accounting and disclosure requirements for convertible debt that may be settled in cash upon conversion. It requires an issuer to separately account for the liability and equity components of convertible debt in a manner that reflects the issuer’s nonconvertible borrowing rate, resulting in higher interest expense over the life of the instrument due to the amortization of the discount. Our Convertible Notes are subject to ASC 470-20. We applied this guidance retrospectively to all periods presented.

The following table summarizes the liability and equity components of our Convertible Notes:

	September 30, 2009	December 31, 2008
Liability component:
Principal	$149,942	$149,951
Unamortized discount	(14,573)	(17,983)

Balance of Convertible Notes	135,369	131,968

Equity component (recorded in additional paid-in capital)	18,019	18,022

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The discount on the liability component will be amortized over the remaining term of the Convertible Notes through July 15, 2012 using the effective interest method. The effective interest rate on the Convertible Notes is 7 5/ 8%. The components of interest cost on the Convertible Notes for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Contractual interest	$1,406	$1,406	$4,218	$4,219
Amortization of debt discount	1,153	1,076	3,409	3,168
Amortization of deferred note issue costs	160	160	481	481

Total interest expense	$2,719	$2,642	$8,108	$7,868

On October 15, 2007, the $150.0 million aggregate principal amount of the Convertible Notes became convertible at the option of the holders and is currently convertible through January 15, 2010 as provided in the Indenture covering the Convertible Notes. The Convertible Notes became convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of the periods ended October 15, 2007, January 15, 2008, April 15, 2008, July 15, 2008, October 15, 2008, January 15, 2009, April 15, 2009, July 15, 2009, and October 15, 2009.

Upon surrendering any Convertible Note for conversion, in accordance with the Indenture, the holder of such Convertible Note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Convertible Note or (ii) the “conversion value” of the Convertible Note as defined in the indenture. The conversion feature results in a premium over the face amount of the Convertible Notes equal to the excess of our stock price as determined by the calculation set forth in the Indenture and the conversion price per share of $31.25 multiplied by the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the Convertible Notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Convertible Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the Indenture. Based on our closing stock price at September 30, 2009, the aggregate Convertible Notes conversion value exceeds their aggregate principal amount by $54.5 million.

Interest Rate Swaps

In August 2005, we entered into two interest rate swap contracts with an aggregate notional amount of $60.0 million to receive interest at 7 5/ 8% and pay a variable rate of interest based upon LIBOR. We designated these swaps as fair value hedges of the changes in fair value of $60.0 million of our 7 5/8% Notes. The counterparties to the swaps exercised their right to terminate the swaps as of June 15, 2009 which resulted in a $2.3 million gain on termination. This gain has been recorded in Long-term debt and capital lease obligations, and will be amortized as a reduction to interest expense over the remaining term of the 7 5/8% Notes, resulting in an effective interest rate of 6.5% per annum on $60.0 million of 7 5/8% Notes.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

13. Commitments and Contingencies

Commitments

Future contractual obligations related to operating leases entered into during 2009 have resulted in an increase in our total contractual obligations under operating leases of $1.8 million for 2010, $2.7 million for 2011, $3.3 million for 2012, $3.2 million for 2013 and $29.7 million thereafter.

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

14. Share-Based Compensation

Amendment and restatement of equity-based compensation plan

On March 31, 2009, the Board of Directors (the “Board”) of FTI Consulting, Inc. (“FTI”) approved the amendment and restatement of the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors, as previously amended (the “Deferred Compensation Plan”), (to be renamed the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (the “Omnibus Plan”)), subject to the approval of our stockholders. On April 8, 2009, the Board confirmed its approval and authorized that the proposal to amend and restate the Deferred Compensation Plan (and rename it the Omnibus Plan) be submitted to stockholders for approval at the 2009 annual meeting of stockholders held June 3, 2009. The Omnibus Plan was approved by the stockholders of FTI on June 3, 2009 at the 2009 annual meeting.

The 2009 Omnibus Plan provides incentive compensation in the form of equity and equity-based awards. The Omnibus Plan also provides for the issuance of stock units or restricted stock units on account of certain eligible compensation electively deferred by our non-employee directors and certain key employees (excluding executive officers of FTI). All employees, officers, non-employee directors and individual service providers of FTI are eligible to participate in the Omnibus Plan, subject to the discretion of the administrator to make awards. The Omnibus Plan provides for the grants of incentive and non-qualified stock options and stock appreciation rights and stock-based awards, including restricted stock, unrestricted stock, performance stock, phantom stock, stock unit and restricted stock unit awards, of which an aggregate of 900,000 shares of common stock would be available for restricted and unrestricted stock awards as well as other stock-based awards, including phantom stock, performance awards, stock units, restricted stock units and performance units.

Share-based awards and share-based compensation expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in FTI’s equity compensation plans, subject to the discretion of the administrator of the plans. During the nine months ended September 30, 2009, share-based awards included stock option grants exercisable for 484,089 shares of common stock upon vesting, restricted stock awards of 313,837 shares of common stock and deferred stock units equivalent to 115,827 shares of common stock.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Total share-based compensation expense for the three and nine months ended September 30, 2009 and 2008 is detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2009	2008	2009	2008
Direct cost of revenues	$2,242	$3,292	$8,239	$11,009
Selling, general and administrative expense	2,848	3,928	10,200	10,383

Total share-based compensation expense	$5,090	$7,220	$18,439	$21,392

15. Income Taxes

The effective tax rate was 33.2% and 37.1% for the three and nine months ended September 30, 2009, respectively, and 39.7% and 39.7% for the three and nine months ended September 30, 2008, respectively. The decrease in the effective tax rates for the three and nine months ended September 30, 2009 as compared to the previous year were primarily due to discrete items recorded in the third quarter of 2009, including a non-tax effected gain realized in connection with the purchase of the remaining 50% interest in a German joint venture in the third quarter of 2009 (See Note 10 to the Condensed Consolidated Financial Statements for information on the acquisition), and changes in estimate related to prior year tax provisions. The change in estimate was primarily attributable to the completion of tax projects with respect to our ability to qualify for technical income tax positions surrounding certain tax credits and deductions.

We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within the next twelve months. As of September 30, 2009, there have been no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of September 30, 2009, our accrual for the payment of tax-related interest and penalties was not material.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2006 and are no longer subject to state and local or foreign tax examinations for years prior to 2000. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.

16. Segment Reporting

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

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, unallocated corporate expenses plus non-operating litigation settlements, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative expense that are incurred directly by that segment as well as an allocation of certain centrally managed expenses, such as information technology services, accounting, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee incentive compensation. Unallocated corporate expenses include costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include corporate office support costs, human resources, legal, finance, information technology and company-wide business development functions, as well as costs related to overall corporate management.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

The table below presents revenues and segment EBITDA for our reportable segments for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Corporate Finance/Restructuring	$127,808	$91,818	$389,320	$267,224
Forensic and Litigation Consulting	65,040	65,786	197,392	195,351
Strategic Communications	47,493	56,099	134,814	172,910
Technology	48,708	55,385	163,935	168,195
Economic Consulting	59,588	56,409	171,547	166,589

Total Revenues	$348,637	$325,497	$1,057,008	$970,269

Segment EBITDA
Corporate Finance/Restructuring	$43,584	$25,463	$131,750	$76,997
Forensic and Litigation Consulting	14,867	14,932	46,818	45,305
Strategic Communications	6,557	12,405	18,232	39,674
Technology	15,230	15,371	58,360	59,906
Economic Consulting	13,957	15,751	34,621	43,054

Total segment EBITDA	$94,195	$83,922	$289,781	$264,936

The table below reconciles segment EBITDA to income before income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment EBITDA	$94,195	$83,922	$289,781	$264,936
Segment depreciation expense	(5,939)	(5,403)	(16,932)	(14,885)
Amortization of intangible assets	(6,171)	(5,664)	(18,370)	(13,019)
Unallocated corporate expenses	(17,799)	(19,894)	(58,209)	(59,960)
Interest income and other	3,330	1,942	6,085	7,536
Interest expense	(11,434)	(10,942)	(33,477)	(33,848)
Corporate litigation settlement gains (losses)	—	(225)	250	(225)

Income before income tax provision	$56,182	$43,736	$169,128	$150,535

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

17. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet Information as of September 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$201,366	$10,149	$66,454	$—	$277,969
Short-term investments	35,655	—	—	—	35,655
Accounts receivable, net	109,513	153,160	47,510	—	310,183
Intercompany receivables	51,546	289,495	80,207	(421,248)	—
Other current assets	46,310	22,630	13,544	(8,894)	73,590

Total current assets	444,390	475,434	207,715	(430,142)	697,397
Property and equipment, net	42,167	22,264	10,361	—	74,792
Goodwill	416,081	527,855	229,616	—	1,173,552
Other intangible assets, net	3,505	127,158	49,934	—	180,597
Investments in subsidiaries	1,361,531	868,661	772,957	(3,003,149)	—
Other assets	58,668	163,215	14,995	(111,437)	125,441

Total assets	$2,326,342	$2,184,587	$1,285,578	$(3,544,728)	$2,251,779

Liabilities
Intercompany payables	$241,669	$92,579	$87,000	$(421,248)	$—
Other current liabilities	253,122	93,816	37,639	(8,894)	375,683

Total current liabilities	494,791	186,395	124,639	(430,142)	375,683
Long-term debt and capital lease obligations, net of current portion	417,140	392	—	—	417,532
Other liabilities	103,072	38,924	116,666	(111,437)	147,225

Total liabilities	1,015,003	225,711	241,305	(541,579)	940,440
Stockholders’ equity	1,311,339	1,958,876	1,044,273	(3,003,149)	1,311,339

Total liabilities and stockholders’ equity	$2,326,342	$2,184,587	$1,285,578	$(3,544,728)	$2,251,779

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Balance Sheet Information as of December 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$131,412	$11,663	$48,767	$—	$191,842
Short-term investments	—	—	—	—	—
Accounts receivable, net	87,859	164,198	37,983	—	290,040
Intercompany receivables	74,743	173,048	91,030	(338,821)	—
Other current assets	51,748	22,512	8,111	(7,865)	74,506

Total current assets	345,762	371,421	185,891	(346,686)	556,388
Property and equipment, net	45,089	24,457	9,029	—	78,575
Goodwill	416,302	534,100	193,059	—	1,143,461
Other intangible assets, net	4,284	138,976	46,044	—	189,304
Investments in subsidiaries	1,194,329	820,163	742,167	(2,756,659)	—
Other assets	62,188	146,431	8,538	(101,308)	115,849

Total assets	$2,067,954	$2,035,548	$1,184,728	$(3,204,653)	$2,083,577

Liabilities
Intercompany payables	$178,994	$83,024	$76,803	$(338,821)	$—
Other current liabilities	251,939	111,581	52,959	(7,865)	408,614

Total current liabilities	430,933	194,605	129,762	(346,686)	408,614
Long-term debt and capital lease obligations, net of current portion	417,883	709	—	—	418,592
Other liabilities	91,581	35,557	102,984	(101,308)	128,814

Total liabilities	940,397	230,871	232,746	(447,994)	956,020
Stockholders’ equity	1,127,557	1,804,677	951,982	(2,756,659)	1,127,557

Total liabilities and stockholders’ equity	$2,067,954	$2,035,548	$1,184,728	$(3,204,653)	$2,083,577

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidated Statement of Income for the Three Months Ended September 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$145,869	$289,064	$69,095	$(155,391)	$348,637
Operating expenses
Direct cost of revenues	79,095	226,552	40,359	(152,802)	193,204
Selling, general and administrative expense	38,042	35,226	14,297	(2,589)	84,976
Amortization of other intangible assets	259	4,530	1,382	—	6,171

Operating income	28,473	22,756	13,057	—	64,286
Other (expense) income	(9,976)	2,729	(857)	—	(8,104)

Income before income tax provision	18,497	25,485	12,200	—	56,182
Income tax provision	7,046	9,339	2,241	—	18,626
Equity in net earnings of subsidiaries	26,105	8,999	2,321	(37,425)	—

Net income	$37,556	$25,145	$12,280	$(37,425)	$37,556

Condensed Consolidated Statement of Income for the Three Months Ended September 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$46,295	$363,487	$60,070	$(144,355)	$325,497
Operating expenses
Direct cost of revenues	35,070	246,869	36,636	(143,266)	175,309
Selling, general and administrative expense	24,099	53,982	14,521	(1,089)	91,513
Amortization of other intangible assets	281	3,992	1,391	—	5,664

Operating income	(13,155)	58,644	7,522	—	53,011
Other (expense) income	(11,060)	2,429	(644)	—	(9,275)

Income before income tax provision	(24,215)	61,073	6,878	—	43,736
Income tax (benefit) provision	(10,602)	26,663	1,322	—	17,383
Equity in net earnings of subsidiaries	39,966	5,717	2,652	(48,335)	—

Net income	$26,353	$40,127	$8,208	$(48,335)	$26,353

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidated Income Statement for the Nine Months Ended September 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$447,507	$889,179	$185,947	$(465,625)	$1,057,008
Operating expenses
Direct cost of revenues	242,378	684,621	112,849	(460,051)	579,797
Selling, general and administrative expense	123,601	106,024	38,520	(5,574)	262,571
Amortization of other intangible assets	778	13,749	3,843	—	18,370

Operating income	80,750	84,785	30,735	—	196,270
Other (expense) income	(30,311)	10,692	(7,523)	—	(27,142)

Income before income tax provision	50,439	95,477	23,212	—	169,128
Income tax provision	20,261	38,689	3,725	—	62,675
Equity in net earnings of subsidiaries	76,275	16,782	6,552	(99,609)	—

Net income	$106,453	$73,570	$26,039	$(99,609)	$106,453

Condensed Consolidated Income Statement for the Nine Months Ended September 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$366,873	$840,071	$182,569	$(419,244)	$970,269
Operating expenses
Direct cost of revenues	206,040	641,893	106,461	(416,691)	537,703
Selling, general and administrative expense	123,937	84,511	36,094	(2,553)	241,989
Amortization of other intangible assets	844	8,191	3,984	—	13,019

Operating income	36,052	105,476	36,030	—	177,558
Other (expense) income	(29,768)	6,174	(3,429)	—	(27,023)

Income before income tax provision	6,284	111,650	32,601	—	150,535
Income tax provision	2,864	49,087	7,827	—	59,778
Equity in net earnings of subsidiaries	87,337	24,473	8,213	(120,023)	—

Net income	$90,757	$87,036	$32,987	$(120,023)	$90,757

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow for the Nine Months Ended September 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$245,024	$(102,956)	$21,476	$163,544
Investing activities
Payments for acquisition of businesses, net of cash received	(37,822)	952	(1,282)	(38,152)
Purchases of short-term investments	(35,717)	—	—	(35,717)
Purchases of property and equipment and other	(4,799)	(9,265)	(3,608)	(17,672)

Net cash used in investing activities	(78,338)	(8,313)	(4,890)	(91,541)

Financing activities
Payments of long-term debt and capital leases	(12,802)	(657)	—	(13,459)
Cash received for settlement of interest rate swaps	2,288	—	—	2,288
Issuance of common stock and other	15,667	—	—	15,667
Excess tax benefits from share based equity	3,647	—	—	3,647
Intercompany transfers	(105,532)	110,412	(4,880)	—

Net cash (used in) provided by financing activities	(96,732)	109,755	(4,880)	8,143

Effects of exchange rate changes and fair value adjustments on cash	—	—	5,981	5,981

Net increase (decrease) in cash and cash equivalents	69,954	(1,514)	17,687	86,127
Cash and cash equivalents, beginning of period	131,412	11,663	48,767	191,842

Cash and cash equivalents, end of period	$201,366	$10,149	$66,454	$277,969

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow for the Nine Months Ended September 30, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$13,888	$55,099	$37,461	$106,448
Investing activities
Payments for acquisition of businesses, net of cash received	(306,284)	(2,835)	(4,283)	(313,402)
Purchases of property and equipment and other	(10,919)	(7,451)	(5,024)	(23,394)

Net cash used in investing activities	(317,203)	(10,286)	(9,307)	(336,796)

Financing activities
Payment of short-term borrowings of acquired subsidiary	—	(2,275)	—	(2,275)
Payments of long-term debt and capital leases	(7,180)	(331)	—	(7,511)
Issuance of common stock and other	22,305	—	—	22,305
Excess tax benefits from share based equity	5,653	—	—	5,653
Intercompany transfers	45,267	(33,329)	(11,938)	—

Net cash (used in) provided by financing activities	66,045	(35,935)	(11,938)	18,172

Effect of exchange rate changes on cash	55	—	(2,165)	(2,110)

Net (decrease) increase in cash and cash equivalents	(237,215)	8,878	14,051	(214,286)
Cash and cash equivalents, beginning of period	328,505	1,273	30,685	360,463

Cash and cash equivalents, end of period	$91,290	$10,151	$44,736	$146,177

18. Subsequent Event

On November 4, 2009, our Board of Directors authorized a new two-year stock repurchase program of up to $500 million. The $50 million stock repurchase program authorized in February 2009 was terminated. It is our intention to execute an accelerated stock buyback agreement covering $250 million of repurchases as soon as practicable. The timing and amount of any repurchases under the program will be determined based on market conditions and other factors. We expect to fund the repurchases through cash on hand and internally generated cash flow. The repurchase program may be suspended or discontinued at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2009 and 2008 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

Immaterial Revision to Previously Reported Financial Information

Change in Accounting Principle

On January 1, 2009 we adopted the provisions of Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1) for convertible debt instruments that have cash settlement features. The provisions of ASC 470-20 are retrospective upon adoption.

Correction of Immaterial Error

In the third quarter of 2009, we concluded an internal re-examination of our contingent acquisition payments and related accounting treatment. As a result of this review, we discovered an immaterial error which impacts previously reported results for 2006, 2007 and 2008. As previously disclosed in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on August 10, 2009, we are revising certain of our previously reported financial information in the third quarter 2009 filing to reflect the impact of the correction of the immaterial error. The immaterial error that we noted relates to certain contingent acquisition payments made to the owners of five businesses acquired within the Strategic Communications segment upon the achievement of required performance conditions as specified in their related purchase contracts. The purchase contracts allowed for a small portion of the contingent payment to be paid to employee benefit trusts (EBT) or to a designated employee group or other employees who at the time were deemed to be shareholders. After further analysis, we concluded that neither the EBT nor the designated employees who received contingent payments qualified as original selling shareholders of the acquired businesses. As such, distributions made from an EBT or to these designated employee groups should have been recorded as compensation expense and not capitalized as part of the purchase price of the applicable acquisition.

The following table presents the impact of both the change in accounting principle and the correction of the immaterial error on earnings per share for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
	As Previously Reported	Effect of Change in Accounting Principle	Impact of Correction of Immaterial Errors	As Adjusted	As Previously Reported	Effect of Change in Accounting Principle	Impact of Correction of Immaterial Errors	As Adjusted
Earnings per common share—basic	$0.56	$(0.02)	$(0.01)	$0.53	$1.92	$(0.04)	$(0.03)	$1.85
Earnings per common share—diluted	0.51	(0.02)	(0.01)	0.48	1.76	(0.04)	(0.03)	1.69

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

We derive substantially all of our revenues from providing professional services to both U.S. and global clients. Over the past several years the growth in our revenues and profitability has resulted from our ability to attract new and recurring engagements and the acquisitions we have completed.

Most of our services are rendered under time and expense arrangements that require the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement we also bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which the client is required to pay us a fixed monthly fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users licensing our Ringtail® and Attenex® products for installation within their own environments. The licensing of these products is sold directly to end users as well as indirectly through our channel partner relationships. While our business has evolved over the last several years, seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, continue to impact the timing of our revenues.

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

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, unallocated corporate expenses plus non-operating litigation settlements, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative expense that are incurred directly by that segment as well as an allocation of certain centrally managed expenses, such as information technology services, accounting, marketing and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee incentive compensation. Unallocated corporate expenses include costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include corporate office support costs, human resources, legal, finance, information technology and company-wide business development functions, as well as costs related to overall corporate management.

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenues	$348,637	$325,497	$1,057,008	$970,269
Operating income	64,286	53,011	196,270	177,558
Net income	37,556	26,353	106,453	90,757
Earnings per common share—diluted	0.70	0.48	1.99	1.69
EBITDA	77,871	65,213	236,413	208,965
Cash provided by operating activities	119,703	51,490	163,544	106,448
Total number of employees at September 30,	3,500	3,399	3,500	3,399

Throughout the following discussion, we refer to organic and acquisition revenue growth. We define acquisition growth as the results of operations of acquired companies in the twelve months following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of acquisitions.

Third Quarter 2009 Executive Highlights

Compared to the prior year period, we reported higher revenues, operating and EBITDA margins and earnings per diluted share. Revenues for the quarter ended September 30, 2009 increased $23.1 million, or 7.1%, to $348.6 million, compared to $325.5 million in the prior year. Excluding the estimated negative impact of foreign currency translation of the U.S. dollar against other currencies in the third quarter versus the prior year quarter, we experienced a 9.0% revenue growth rate. We grew organically at 3.9% (5.8% excluding the impact of foreign exchange), with the balance of $10.4 million coming from contributions from companies acquired since the second quarter of 2008, particularly in the Corporate Finance/Restructuring and Strategic Communications segments.

Many of the drivers of third quarter performance were continuations of those that impacted results in the first half of 2009. The revenue increase in the quarter was driven primarily by continued robust growth in our restructuring practice, as the global recession continued to impact organizations across a broad range of economic sectors. This served to offset continued pressures on clients’ discretionary activities such as corporate communications and litigation, as well as weaker activity levels of the global capital markets such as M&A communications, initial public offerings (IPOs) and real estate transactions. Operating income increased 21.3% in the quarter to $64.3 million compared to $53.0 million in the prior year mainly due to higher income of the Corporate Finance/Restructuring segment and lower selling, general and administrative (SG&A) expense, which offset flat or negative comparisons in the other segments. Net income and EPS included a one-time non-tax effected gain of $2.3 million in connection with the purchase of the remaining 50% interest in our Strategic Communications segment’s German joint venture which is included in interest income and other.

The strong organic revenue growth experienced by our Corporate Finance/Restructuring segment over the past several quarters continued through the third quarter of 2009 and was supplemented by revenue from businesses acquired since September 30, 2008. The segment continued to be active in restructuring assignments in a broad range of industries being impacted by the global credit crisis, principally financial services, automotive, utility/energy, communications and media, and telecommunications sectors. Segment growth was also enhanced by continued strong contributions from its global expansion into markets outside the U.S., specifically the U.K. and Canada. Profitability in the segment was strong as the robust demand drove higher chargeable hours and billing rates.

Revenues of the Forensic and Litigation Consulting segment, which relies on litigation and regulatory investigations and proceedings, were relatively flat compared to the same period last year on a constant currency basis but declined slightly as reported due to appreciation in the U.S. dollar against foreign currencies. Activities related to large financial fraud investigations and strong performances by the segment’s intellectual property and regulated industry practices were offset by lower levels of litigation and investigations as the challenging global economic environment continued to restrain discretionary spending and caused companies and law firms to retain more work in-house. The segment continued its focus on specialized practices and industry expertise which increased demand for our services resulting in higher utilization and slightly improved margins relative to 2008.

The Strategic Communications segment, which derives a significant amount of revenue from the capital markets and corporate communications activity, continued to be challenged by the dramatically slower volume of M&A transactions and the continued impact of the global recession on discretionary spending, which caused a decline in revenues related to M&A and capital markets engagements and pressure on fees from retained clients.

In addition, the segment, which has the greatest proportion of revenues outside the United States, experienced a significant impact from foreign exchange fluctuations. Margins declined due to the lower revenues, as the segment has retained most of its professionals to meet an expected increase in demand.

Revenues in the Technology segment decreased year-over-year as contributions from large investigation cases and M&A second requests were offset by significant declines in revenues from product liability cases and lower pricing compared to a year ago. Segment margins improved as lower direct expenses from improved operating efficiencies and cost controls mostly offset the decline in revenues.

Economic Consulting generated higher revenues due to continued growth in the segment’s new offices in New York and Los Angeles, acceleration in the level of engagement work in its recently-formed European practice based in London, and improved activity in strategic M&A and financial economics matters. The segment commenced work on engagements that had previously been on hold, which drove rising utilization toward the end of the quarter ended September 30, 2009. Margins in the segment were negatively impacted by a slower than normal commencement of new engagements early in the period, the cost of expansion of activities into new markets and the hiring of additional professionals to meet anticipated future demand.

As a result of the strong growth and margin performance of the Corporate Finance/Restructuring segment and lower SG&A spending, EBITDA increased by $12.7 million, or 19.4%, to $77.9 million compared to $65.2 million in the same period last year. EBITDA was 22.3% of revenue in the 2009 third quarter compared to 20.0% of revenue in the comparable 2008 period.

Third quarter 2009 earnings per diluted share were $0.70 compared to $0.48 in the prior year period reflecting increased operating earnings. The estimated quarter over quarter foreign currency translation impact of a stronger U.S. dollar, primarily against the British pound, reduced earnings per diluted share by $0.01 in the quarter.

During the quarter, we completed certain income tax projects and recognized a non-tax effected gain which reduced our effective income tax rate to 33.2% for the third quarter and 37.1% for the first nine months of 2009. This compares favorably to tax rates of 39.7% for the third quarter of last year and 39.0% for the second quarter of 2009.

Cash provided by operating activities in the nine months ended September 30, 2009 was $163.5 million compared to $106.4 million provided in the prior year, reflecting higher earnings and stronger accounts receivable collections, offset by an increase in compensation-related costs and income tax payments.

Headcount increased by 101, or 3.0%, to 3,500 largely in the Corporate Finance/Restructuring and Economic Consulting segments to meet current and anticipated demand for services.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$127,808	$91,818	$389,320	$267,224
Forensic and Litigation Consulting	65,040	65,786	197,392	195,351
Strategic Communications	47,493	56,099	134,814	172,910
Technology	48,708	55,385	163,935	168,195
Economic Consulting	59,588	56,409	171,547	166,589

Total revenues	$348,637	$325,497	$1,057,008	$970,269

Operating income
Corporate Finance/Restructuring	$41,058	$23,904	$124,475	$72,745
Forensic and Litigation Consulting	13,656	13,521	43,164	41,318
Strategic Communications	4,267	10,163	11,885	33,703
Technology	10,179	10,519	43,290	49,656
Economic Consulting	12,925	14,798	31,665	40,096

Segment operating income	82,085	72,905	254,479	237,518
Unallocated corporate expenses	(17,799)	(19,894)	(58,209)	(59,960)

Operating income	64,286	53,011	196,270	177,558

Other income (expense)
Interest income and other	3,330	1,942	6,085	7,536
Interest expense	(11,434)	(10,942)	(33,477)	(33,848)
Litigation settlement gains (losses), net	—	(275)	250	(711)

	(8,104)	(9,275)	(27,142)	(27,023)

Income before income tax provision	56,182	43,736	169,128	150,535
Income tax provision	18,626	17,383	62,675	59,778

Net income	$37,556	$26,353	$106,453	$90,757

Earnings per common share—basic	$0.74	$0.53	$2.11	$1.85

Earnings per common share—diluted	$0.70	$0.48	$1.99	$1.69

Reconciliation of Operating Income to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Operating income	$64,286	$53,011	$196,270	$177,558
Depreciation	7,414	6,813	21,523	19,099
Amortization of other intangible assets	6,171	5,664	18,370	13,019
Litigation settlement gains (losses), net	—	(275)	250	(711)

EBITDA	$77,871	$65,213	$236,413	$208,965

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Revenues and Operating Income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased $2.1 million, or 10.5%, to $17.8 million for the three months ended September 30, 2009 from $19.9 million for the three months ended September 30, 2008. The primary drivers for the decrease were increased allocations to our operating segments for direct costs of information technology and systems and segment marketing, and lower professional services due to expenses associated with a proposed IPO of our Technology segment in 2008. These decreases were partially offset by increases for higher compensation, benefit and support costs for expanded infrastructure staffing, and increased marketing spending related to the launch of our new corporate branding strategy in 2009.

Interest Income and Other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $1.4 million to $3.3 million for the three months ended September 30, 2009 as compared to the same period last year. The increase in other income is due to a $2.3 million remeasurement gain in 2009 related to the acquisition of the remaining 50% interest in a German joint venture, partially offset by a decrease in investment income related to the same joint venture which was accounted for as an equity investment prior to its consolidation in the third quarter of 2009.

Interest expense

Interest expense increased $0.5 million to $11.4 million for the three months ended September 30, 2009 from $10.9 million for the three months ended September 30, 2008. Interest expense for the quarter ended September 30, 2008 benefited from the favorable impact of lower interest rates on variable rate hedge contracts. These contracts were terminated in June 2009.

Income Tax Provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate was 33.2% for the three months ended September 30, 2009 as compared to 39.7% for the three months ended September 30, 2008. The decrease in the effective tax rate from the previous year is primarily due to discrete items recorded in the third quarter of 2009, including a non-tax effected gain in connection with the purchase of the remaining 50% interest in a German joint venture in the third quarter of 2009, and a change in estimate related to the prior year tax provisions. Such changes in estimate were primarily attributable to the completion of tax projects with respect to our ability to qualify for technical income tax positions surrounding certain tax credits and deductions.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Revenues and Operating Income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased $1.8 million, or 2.9%, to $58.2 million for the nine months ended September 30, 2009 from $60.0 million for the nine months ended September 30, 2008. The primary drivers for the decrease were increased allocations to our operating segments for direct costs of information technology and systems and segment marketing, and lower professional services due to expenses associated with a proposed IPO of our Technology segment in 2008. These decreases were partially offset by increases for higher compensation, benefit and support costs for expanded infrastructure staffing, and increased marketing spending related to the launch of our new corporate branding strategy in 2009.

Interest Income and Other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $1.5 million to $6.1 million for the nine months ended September 30, 2009 as compared to the same period last year. The decrease is primarily due to lower interest rates earned on cash balances in the nine months ended September 30, 2009 relative to the nine months ended September 30, 2008 which resulted in a $1.9 million decrease in interest income. In addition, there was a $1.3 million net negative impact relative to 2008 from foreign exchange transaction gains and losses due to the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency. Interest income and other also included a $2.3 million remeasurement gain in 2009 related to the acquisition of the remaining 50% interest in our German joint venture, partially offset by a decrease in investment income related to the same joint venture which was accounted for as an equity investment prior to its consolidation in the third quarter of 2009.

Interest expense

Interest expense decreased $0.3 million to $33.5 million for the nine months ended September 30, 2009 from $33.8 million for the nine months ended September 30, 2008. The decrease was primarily due to the favorable impact of lower interest rates on variable rate hedge contracts. These contracts were terminated in June 2009.

Income Tax Provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period which they occur. The effective tax rate was 37.1% for the nine months ended September 30, 2009 as compared to 39.7% for the nine months ended September 30, 2008. The decrease in the effective tax rate from the previous year is primarily due to discrete items recorded in the third quarter of 2009, including a non-tax effected gain in connection with the purchase of the remaining 50% interest in a German joint venture in the third quarter of 2009, and change in estimate related to the prior year tax provisions. Such changes in estimate were primarily attributable to the completion of tax projects with respect to our ability to qualify for technical income tax positions surrounding certain tax credits and deductions.

SEGMENT RESULTS

Segment EBITDA

We evaluate the performance of our operating segments based on segment EBITDA which is a non-GAAP measure. The following table reconciles segment operating income to segment EBITDA for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Segment operating income	$82,085	$72,905	$254,479	$237,518
Depreciation	5,939	5,403	16,932	14,885
Amortization of other intangible assets	6,171	5,664	18,370	13,019
Litigation settlement losses, net	—	(50)	—	(486)

Total Segment EBITDA	$94,195	$83,922	$289,781	$264,936

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Number of revenue-generating professionals: (at period end)
Corporate Finance/Restructuring	776	646	776	646
Forensic and Litigation Consulting	656	668	656	668
Strategic Communications	547	599	547	599
Technology	350	357	350	357
Economic Consulting	302	253	302	253

Total revenue-generating professionals	2,631	2,523	2,631	2,523

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	68%	72%	76%	76%
Forensic and Litigation Consulting	73%	68%	74%	72%
Economic Consulting	73%	86%	75%	86%

Average billable rate per hour:(2)
Corporate Finance/Restructuring	$455	$439	$436	$433
Forensic and Litigation Consulting	329	332	337	332
Economic Consulting	460	444	457	447

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$127,808	$91,818	$389,320	$267,224

Operating expenses:
Direct cost of revenues	69,698	52,797	210,353	151,305
Selling, general and administrative expense	15,460	14,251	49,730	40,802
Amortization of other intangible assets	1,592	866	4,762	2,372

	86,750	67,914	264,845	194,479

Segment operating income	41,058	23,904	124,475	72,745
Add back: depreciation and amortization of intangible assets	2,526	1,559	7,275	4,252

Segment EBITDA	$43,584	$25,463	$131,750	$76,997

Gross profit(1)	$58,110	$39,021	$178,967	$115,919
Gross profit margin(2)	45.5%	42.5%	46.0%	43.4%
Segment EBITDA as a percent of revenues	34.1%	27.7%	33.8%	28.8%
Number of revenue generating professionals (at period end)	776	646	776	646
Utilization rates of billable professionals	68%	72%	76%	76%
Average billable rate per hour	$455	$439	$436	$433

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Revenues increased $36.0 million, or 39.2%, to $127.8 million for the three months ended September 30, 2009 from $91.8 million for the three months ended September 30, 2008. Revenue growth from acquisitions was approximately $7 million, or 8%. Organic revenue growth was approximately $29 million, or 31%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue growth would have been approximately 33%. Organic revenue increased due to significant activity in the U.S. and UK practices for both bankruptcy and non-bankruptcy cases which offset declines in capital markets related engagements. In addition, the segment benefited from higher average billable rates. From an industry perspective, the demand for restructuring services was broad based in 2009 with significant engagements in the financial services, automotive, utility/energy, communications and media, and telecommunications sectors. This is in contrast to the demand for restructuring services in the prior year, which was primarily concentrated in the mortgage, financial institution and housing related markets.

Gross profit increased $19.1 million to $58.1 million for the three months ended September 30, 2009 from $39.0 million for the three months ended September 30, 2008. Gross profit margin increased 3.0 percentage points to 45.5% for the three months ended September 30, 2009 from 42.5% for the three months ended September 30, 2008. While average billable rates have increased as a result of higher utilization of more senior restructuring professionals in 2009, overall utilization is down relative to the prior year. In response to higher demand for restructuring services, we increased revenue generating headcount by 130 at September 30, 2009 as compared to September 30, 2008.

SG&A expense increased $1.2 million to $15.5 million for the three months ended September 30, 2009 from $14.3 million for the three months ended September 30, 2008. As a percentage of revenues, SG&A expense was 12.1% of revenue for the three months ended September 30, 2009, down favorably from 15.5% in 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations and an increase in rent and occupancy costs offset by lower bad debt expense in 2009. Bad debt expense was insignificant in 2009 versus 1.5 % of revenue for the three months ended September 30, 2008, partially due to collections of previously reserved amounts.

Amortization of other intangible assets increased to $1.6 million for the three months ended September 30, 2009 from $0.9 million for the three months ended September 30, 2008 due to the amortization of intangible assets acquired in business combinations completed in the second and fourth quarters of 2008.

Segment EBITDA increased $18.1 million, or 71.2%, to $43.6 million for the three months ended September 30, 2009 from $25.5 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Revenues increased $122.1 million, or 45.7%, to $389.3 million for the nine months ended September 30, 2009 from $267.2 million for the nine months ended September 30, 2008. Revenue growth from acquisitions was approximately $35 million, or 13% due to our 2008 acquisitions. Organic revenue growth was approximately $87 million, or 33%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue growth would have been approximately 35%. Organic revenue increased due to significant activity in the U.S. restructuring practice for both bankruptcy and non-bankruptcy cases, which offset declines in capital markets related engagements. From an industry perspective, the demand for restructuring services was broad based in 2009 with significant engagements in the financial services, automotive, retail, real estate, communications and media and construction sectors. This is in contrast to the demand for restructuring services in the prior year which was primarily concentrated in the mortgage, monoline insurance, financial institution and housing related markets.

Gross profit increased $63.1 million to $179.0 million for the nine months ended September 30, 2009 from $115.9 million for the nine months ended September 30, 2008. Gross profit margin increased to 46.0% for the nine months ended September 30, 2009 from 43.4% for the nine months ended September 30, 2008. Utilization and billing rates related to restructuring work have improved relative to the prior year due to increased volumes, offsetting the impact of the addition of our general advisory real estate sub-practice in the second quarter of 2008. Correspondingly, we increased revenue generating headcount by 130 at September 30, 2009 as compared to September 30, 2008.

SG&A expense increased $8.9 million to $49.7 million for the nine months ended September 30, 2009 from $40.8 million for the nine months ended September 30, 2008. As a percentage of revenues, SG&A expense was 12.8% for the nine months ended September 30, 2009, down from 15.3% in 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations and an increase in rent and occupancy costs offset partially offset by lower bad debt expense. Bad debt expense was 0.9% of revenues for the nine months ended September 30, 2009 versus 1.5% for the nine months ended September 30, 2008.

Amortization of other intangible assets increased to $4.8 million for the nine months ended September 30, 2009 from $2.4 million for the nine months ended September 30, 2009 due to the amortization of intangible assets acquired in business combinations completed in 2008.

Segment EBITDA increased $54.8 million, or 71.1%, to $131.8 million for the nine months ended September 30, 2009 from $77.0 million for the nine months ended September 30, 2008.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$65,040	$65,786	$197,392	$195,351

Operating expenses:
Direct cost of revenues	37,784	38,482	112,895	113,635
Selling, general and administrative expense	12,971	12,993	39,407	38,296
Amortization of other intangible assets	629	790	1,926	2,102

	51,384	52,265	154,228	154,033

Segment operating income	13,656	13,521	43,164	41,318
Add back: depreciation and amortization of intangible assets	1,211	1,411	3,654	3,987

Segment EBITDA	$14,867	$14,932	$46,818	$45,305

Gross profit(1)	$27,256	$27,304	$84,497	$81,716
Gross profit margin(2)	41.9%	41.5%	42.8%	41.8%
Segment EBITDA as a percent of revenues	22.9%	22.7%	23.7%	23.2%
Number of revenue generating professionals (at period end)	656	668	656	668
Utilization rates of billable professionals(3)	73%	68%	74%	72%
Average billable rate per hour(3)	$329	$332	$337	$332

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	The calculation for utilization and average billable rate per hour excludes the impact of revenue billed on an other than time and materials basis.

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Revenues decreased $0.8 million, or 1.1%, to $65.0 million for the three months ended September 30, 2009 from $65.8 million for the three months ended September 30, 2008. Excluding the negative impact of foreign currency translation, revenues increased approximately 0.4%. Growth in our Latin American investigations practice and our construction solutions business offset declines in revenue from our U.S. investigations and dispute and trial services practices. Revenue from the U.S. investigations and dispute practice is down slightly from 2008, but has continued to benefit from high profile fraud cases, which have replaced a significant portion of the revenues generated from other investigations cases during the same period in 2008. Our trial services practice continues to be impacted by a market contraction due to a decline in tort litigation, which has resulted in lower demand and increasing price sensitivity relative to 2008. Revenue in our Asia Pacific international risk practice has declined relative to the prior year due to the continuing impact of the U.S. economic downturn on its financial services customer base.

Gross profit remained unchanged from 2008 at $27.3 million for the three months ended September 30, 2009. Gross profit margin increased by 0.4 percentage points to 41.9% for the three months ended September 30, 2009 from 41.5% for the three months ended September 30, 2008. Gross profit margin improvements were mainly due to higher utilization as the segment continued its focus on specialized practices and industry expertise.

SG&A expense remained unchanged from the prior year at $13.0 million for the three months ended September 30, 2009. As a percentage of revenues, SG&A expense was 19.9% for the three months ended September 30, 2009, up from 19.8% for the three months ended September 30, 2008. Higher internal allocations of corporate costs incurred in direct support of segment operations were offset by lower bad debt expense and personnel related costs in 2009. Bad debt expense was 1.5% of revenues for the three months ended September 30, 2009 versus 2.5% for the three months ended September 30, 2008.

Amortization expense decreased by $0.2 million to $0.6 million for the three months ended September 30, 2009 from $0.8 million for the three months ended September 30, 2008.

Segment EBITDA remained unchanged at $14.9 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Revenues increased $2.0 million, or 1.0%, to $197.4 million for the nine months ended September 30, 2009 from $195.4 million for the nine months ended September 30, 2008, due to revenue growth attributable to our 2008 acquisitions of approximately $6 million, or 3%, primarily driven by our UK forensic accounting practices and UK construction consulting practices. Organic revenues declined approximately $4 million, or 2%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue declined approximately 0.6%. Our construction services business has continued to expand, and our Latin American investigations and forensic accounting practices revenue has also grown over the prior year. This revenue growth was partially offset by a decline in revenue from trial services and our Asia Pacific international risk practice. Revenue from our U.S. investigations practice is down slightly from 2008, but benefited from revenue associated with two high profile fraud cases which began in the first quarter of 2009 and replaced a significant amount of the revenues generated in other investigation cases for the same period in the prior year.

Gross profit increased $2.8 million to $84.5 million for the nine months ended September 30, 2009 from $81.7 million for the nine months ended September 30, 2008. Gross profit margin increased by 1.0 percentage point to 42.8% for the nine months ended September 30, 2009 from 41.8% for the nine months ended September 30, 2008. The primary drivers of the margin improvement were higher utilization as the segment continued its focus on specialized practices and industry expertise combined with cost containment efforts.

SG&A expense increased $1.1 million to $39.4 million for the nine months ended September 30, 2009 from $38.3 million for the nine months ended September 30, 2008. As a percentage of revenues, SG&A expense was 20.0% for the nine months ended September 30, 2009, up from 19.6% for the nine months ended September 30, 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations and higher bad debt partially offset by lower personnel related costs. Bad debt expense increased to 2.0% of revenues for the nine months ended September 30, 2009 versus 1.9% for the nine months ended September 30, 2008.

Amortization expense decreased by $0.2 million to $1.9 million for the three months ended September 30, 2009 from $2.1 million for the three months ended September 30, 2008.

Segment EBITDA increased $1.5 million, or 3.3%, to $46.8 million for the nine months ended September 30, 2009 from $45.3 million for the nine months ended September 30, 2008.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Revenues	$47,493	$56,099	$134,814	$172,910

Operating expenses:
Direct cost of revenues	29,336	32,165	84,289	99,106
Selling, general and administrative expense	12,549	12,434	34,792	36,192
Amortization of other intangible assets	1,341	1,337	3,848	3,909

	43,226	45,936	122,929	139,207

Segment operating income	4,267	10,163	11,885	33,703
Litigation settlement losses	—	(50)	—	(251)
Add back: depreciation and amortization of intangible assets	2,290	2,292	6,347	6,222

Segment EBITDA	$6,557	$12,405	$18,232	$39,674

Gross profit(1)	$18,157	$23,934	$50,525	$73,804
Gross profit margin(2)	38.2%	42.7%	37.5%	42.7%
Segment EBITDA as a percent of revenues	13.8%	22.1%	13.5%	22.9%
Number of revenue generating professionals (at period end)	547	599	547	599

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Revenues decreased $8.6 million, or 15.3%, to $47.5 million for the three months ended September 30, 2009 from $56.1 million for the three months ended September 30, 2008. Revenue growth from acquisitions was approximately $3 million, or 5%. Organic revenue declined approximately $11 million, or 20%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue declined approximately 15%. This decrease in organic revenue is due to the global slowdown in general M&A and capital markets activity which has reduced project based revenues and success fees and lower retainer based revenues resulting from pricing pressures and a reduction in corporate communications spending.

Gross profit decreased $5.7 million to $18.2 million for the three months ended September 30, 2009 from $23.9 million for the three months ended September 30, 2008. Gross profit margin decreased to 38.2% for the three months ended September 30, 2009 from 42.7% for the three months ended September 30, 2008. The gross profit margin decline was due to a change in revenue mix in 2009 with a higher percentage of revenue from pass through costs and lower revenue from M&A and IPO engagements, partially mitigated by lower direct costs as a result of cost reduction efforts.

SG&A expense increased $0.1 million to $12.5 million for the three months ended September 30, 2009 from $12.4 million for the three months ended September 30, 2008. As a percentage of revenues, SG&A expense was 26.4% for the three months ended September 30, 2009, an increase from 22.2% for the three months ended September 30, 2008. The increase in SG&A expense is due to an increase in bad debt expense and higher internal allocations of corporate costs incurred in direct support of segment operations in 2009, partially offset by the absence of a litigation provision recorded in 2008 related to the bankruptcy claim of a past client, a positive impact from foreign currency translation of approximately $1 million, and lower personnel costs due to headcount reductions implemented in the first quarter of 2009. Bad debt expense was 1.6% of revenues for the three months ended September 30, 2009 versus net bad debt recoveries in the three months ended September 30, 2008 of 0.6% of revenues.

Amortization of other intangible assets remained level with the prior year at $1.3 million.

Segment EBITDA decreased $5.8 million, or 47.1%, to $6.6 million for the three months ended September 30, 2009 from $12.4 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Revenues decreased $38.1 million, or 22.0%, to $134.8 million for the nine months ended September 30, 2009 from $172.9 million for the nine months ended September 30, 2008. Revenue growth from acquisitions was approximately $11 million, or 6%. Organic revenues declined approximately $49 million, or 28%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue declined approximately 19%. This decrease in organic revenue is due to the global slowdown in general M&A and capital markets activity which has reduced project based revenues and success fees and lower retained revenues. The decline is also partially attributable to pricing pressures and a reduction in corporate communications spending.

Gross profit decreased $23.3 million to $50.5 million for the nine months ended September 30, 2009 from $73.8 million for the nine months ended September 30, 2008. Gross profit margin decreased to 37.5% for the nine months ended September 30, 2009 from 42.7% for the nine months ended September 30, 2008. The gross profit margin decline was due to a change in revenue mix in 2009 with a higher percentage of revenue from pass through costs and lower revenue from M&A and IPO engagements, partially mitigated by lower direct costs as a result of cost reduction efforts.

SG&A expense decreased $1.4 million to $34.8 million for the nine months ended September 30, 2009 from $36.2 million for the nine months ended September 30, 2008. As a percentage of revenues, SG&A expense was 25.8% for the nine months ended September 30, 2009, an increase from 20.9% for the nine months ended September 30, 2008. The decrease in SG&A expense for the nine months ended September 30, 2009 was primarily due to the positive impact of foreign currency translation of approximately $3 million, the absence of a litigation provision recorded in 2008 and lower personnel costs, which were partially offset by an increase in SG&A expenses from higher internal allocations of corporate costs incurred in direct support of segment operations and severance expense. Bad debt expense was 1.6% of revenues for the nine months ended September 30, 2009 versus 0.6% for the nine months ended September 30, 2008.

Amortization expense decreased by $0.1 million to $3.8 million for the nine months ended September 30, 2009 from $3.9 million for the nine months ended September 30, 2008.

Segment EBITDA decreased $21.5 million, or 54.0%, to $18.2 million for the nine months ended September 30, 2009 from $39.7 million for the nine months ended September 30, 2008.

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Revenues	$48,708	$55,385	$163,935	$168,195

Operating expenses:
Direct cost of revenues	19,092	16,755	59,662	67,394
Selling, general and administrative expense	17,379	26,011	54,797	48,220
Amortization of other intangible assets	2,058	2,100	6,186	2,925

	38,529	44,866	120,645	118,539

Segment operating income	10,179	10,519	43,290	49,656
Litigation settlement losses	—	—	—	(235)
Add back: depreciation and amortization of intangible assets	5,051	4,852	15,070	10,485

Segment EBITDA	$15,230	$15,371	$58,360	$59,906

Gross profit(1)	$29,616	$38,630	$104,273	$100,801
Gross profit margin(2)	60.8%	69.7%	63.6%	59.9%
Segment EBITDA as a percent of revenues	31.3%	27.8%	35.6%	35.6%
Number of revenue generating professionals (at period end)	350	357	350	357

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Revenues decreased $6.7 million, or 12.1%, to $48.7 million for the three months ended September 30, 2009 from $55.4 million for the three months ended September 30, 2008. The decline in revenue relative to 2008 was primarily due to a decrease in revenue from large product liability cases, which was partially offset by an increase in revenues from several large financial and investigative review matters and bankruptcy related consulting in 2009. Lower pricing has also impacted our on-demand unit based revenue compared to the prior year.

Unit based revenue is defined as revenue billed on a per item, per page, or some other unit based method and includes revenue from data processing and storage, software usage and software licensing. Unit based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance.

Gross profit decreased $9.0 million to $29.6 million for the three months ended September 30, 2009 from $38.6 million for the three months ended September 30, 2008. Gross profit margin decreased to 60.8% for the three months ended September 30, 2009 from 69.7% for the three months ended September 30, 2008. In the third quarter of 2008, we reclassified $4.9 million of salaries and other benefits associated with research and development (R&D) activities in the first half of 2008 from direct costs to SG&A expense. In addition, gross profit margin for the three months ended September 30, 2009 benefited from a change in classification of certain costs from direct cost of revenue to SG&A expense in 2009. If presented on a comparable basis to 2009, the gross profit margin for the three months ended September 30, 2008 would have been 63.6%. The remaining 2.8 percentage point decline in gross profit margin in 2009 is primarily due to the decline in revenue coupled with pricing pressure on our on-demand services.

SG&A expense decreased $8.6 million to $17.4 million for the three months ended September 30, 2009 from $26.0 million for the three months ended September 30, 2008. As a percentage of revenues, SG&A expense was 35.7% for the three months ended September 30, 2009, versus 47.0% in for the three months ended September 30, 2008. The decrease in SG&A expense is primarily due to the change in classification of R&D costs from direct cost of revenues to SG&A expense in 2008, and lower expenses in 2009, including less R&D expense, a decrease in bad debt expense and lower travel and other discretionary spending. These expense decreases were partially offset by higher internal allocations of corporate costs incurred in direct support of segment operations. Bad debt expense was 0.4% of revenues for the three months ended September 30, 2009 versus 2.2% for the three months ended September 30, 2008. The decline in bad debt expense in 2009 was partially due to collections on previously reserved items.

Amortization of other intangible assets remains level with the prior year at $2.1 million.

Segment EBITDA decreased $0.2 million, or 0.9%, to $15.2 million for the three months ended September 30, 2009 from $15.4 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Revenues decreased $4.3 million, or 2.5% to $163.9 million for the nine months ended September 30, 2009 from $168.2 million for the nine months ended September 30, 2008. Revenue growth from acquisitions was approximately $9 million, or 5%. Organic revenue declined approximately $13 million, or 8%. Approximately 1% of this decline was due to the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar. The decline in revenue relative to 2008 was primarily due to a decrease in revenues from several large product liability cases, which was partially offset by an increase in revenues from several large financial and investigative review matters and bankruptcy related consulting in 2009. While lower pricing has continued to impact our on-demand unit based revenue compared to the prior year, this has been partially offset by higher volumes.

Unit based revenue is defined as revenue billed on a per item, per page, or some other unit based method and includes revenue from data processing and storage, software usage and software licensing. Unit based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance.

Gross profit increased $3.5 million to $104.3 million for the nine months ended September 30, 2009 from $100.8 million for the nine months ended September 30, 2008. Gross profit margin increased to 63.6% for the nine months ended September 30, 2009 from 59.9% for the nine months ended September 30, 2008. Gross profit margin for the nine months ended September 30, 2009 benefited from a change in the classification of certain costs from direct cost of revenues to SG&A expense. If presented on a comparable basis, the gross profit margin for the nine months ended September 30, 2008 would have been 63.1%. The 0.5 percentage point improvement in gross profit margin in 2009 is primarily due to the higher margin direct and channel revenue from acquired products offsetting the unfavorable impact of pricing pressure in our on-demand services.

SG&A expense increased $6.6 million to $54.8 million for the nine months ended September 30, 2009 from $48.2 million for the nine months ended September 30, 2008. As a percentage of revenues, SG&A expense was 33.4% for the nine months ended September 30, 2009, versus 28.7% for the nine months ended September 30, 2008. The increase is primarily due to the change in classification of certain costs from direct cost of revenues to SG&A expense in 2009 and an increase in R&D and higher internal allocations of corporate costs incurred in direct support of segment operations partially offset by lower bad debt expense and discretionary expenses in 2009. Bad debt expense was 1.2% of revenues for the nine months ended September 30, 2009 versus 1.4% for the nine months ended September 30, 2008.

Amortization of other intangible assets increased by $3.3 million to $6.2 million for the nine months ended September 30, 2009 from $2.9 million for the nine months ended September 30, 2008. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in an acquisition completed in the third quarter of 2008.

Segment EBITDA declined $1.5 million, or 2.6%, to $58.4 million for the nine months ended September 30, 2009 from $59.9 million for the nine months ended September 30, 2008.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$59,588	$56,409	$171,547	$166,589

Operating expenses:
Direct cost of revenues	37,294	35,110	112,598	106,263
Selling, general and administrative expense	8,818	5,930	25,636	18,519
Amortization of other intangible assets	551	571	1,648	1,711

	46,663	41,611	139,882	126,493

Segment operating income	12,925	14,798	31,665	40,096
Add back: depreciation and amortization of intangible assets	1,032	953	2,956	2,958

Segment EBITDA	$13,957	$15,751	$34,621	$43,054

Gross profit(1)	$22,294	$21,299	$58,949	$60,326
Gross profit margin(2)	37.4%	37.8%	34.4%	36.2%
Segment EBITDA as a percent of revenues	23.4%	27.9%	20.2%	25.8%
Number of revenue generating professionals (at period end)	302	253	302	253
Utilization rates of billable professionals	73%	86%	75%	86%
Average billable rate per hour	$460	$444	$457	$447

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Revenues increased $3.2 million, or 5.6%, to $59.6 million for the three months ended September 30, 2009 from $56.4 million for the three months ended September 30, 2008. The revenue growth for the three months ended September 30, 2009 was primarily organic revenue growth from our recently formed European practice based in London and two new offices in the U.S. This market expansion offset declines in strategic M&A and financial economic consulting relative to 2008.

Gross profit increased $1.0 million to $22.3 million for the three months ended September 30, 2009 from $21.3 million for the three months ended September 30, 2008. Gross profit margin decreased to 37.4% for the three months ended September 30, 2009 from 37.8% for the three months ended September 30, 2008. Margin declines resulted from lower utilization due to the slower than expected ramp up of new engagements and expansion of activities into new markets. This was partially offset by lower compensation expense in 2009, which positively impacted the gross profit margin.

SG&A expense increased $2.9 million to $8.8 million for the three months ended September 30, 2009 from $5.9 million for the three months ended September 30, 2008. As a percentage of revenues, SG&A expense was

14.8% for the three months ended September 30, 2009 versus 10.5% for the three months ended September 30, 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations, higher technology infrastructure costs and higher bad debt expense. Bad debt expense was 1.6% of revenue for the three months ended September 30, 2009 versus 1.2% for the three months ended September 30, 2008.

Amortization of other intangible assets remains level with the prior year at $0.6 million.

Segment EBITDA declined $1.8 million, or 11.4%, to $14.0 million for the three months ended September 30, 2009 from $15.8 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Revenues increased $4.9 million, or 3.0%, to $171.5 million for the nine months ended September 30, 2009 from $166.6 million for the nine months ended September 30, 2008. Consistent with our third quarter results, revenue growth for the three months ended September 30, 2009 was primarily organic revenue growth from our recently formed European practice based in London and two new offices in the U.S. This market expansion offset declines in strategic M&A and financial economic consulting relative to 2008.

Gross profit decreased $1.4 million to $58.9 million for the nine months ended September 30, 2009 from $60.3 million for the nine months ended September 30, 2008. Gross profit margin decreased to 34.4% for the nine months ended September 30, 2009 from 36.2% for the nine months ended September 30, 2008. Margin declines resulted from lower utilization due to the slower than expected ramp up of new engagements and expansion of activities into new markets. This was partially offset by lower compensation expense in 2009, which positively impacted the gross profit margin.

SG&A expense increased $7.1 million to $25.6 million for the nine months ended September 30, 2009 from $18.5 million for the nine months ended September 30, 2008. As a percentage of revenues, SG&A expense was 14.9% for the nine months ended September 30, 2009 versus 11.1% for the nine months ended September 30, 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations, higher bad debt expense, and higher technology infrastructure costs. Bad debt expense was 2.0% of revenue for the nine months ended September 30, 2009 versus 1.1% for the nine months ended September 30, 2008.

Amortization of other intangible assets decreased by $0.1 million to $1.6 million for the nine months ended September 30, 2009 from $1.7 million for the nine months ended September 30, 2008.

Segment EBITDA declined $8.5 million, or 19.6%, to $34.6 million for the nine months ended September 30, 2009 from $43.1 million for the nine months ended September 30, 2008.

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB Accounting Standards Codification (the “Codification”) officially became the single source of authoritative U.S. generally accepted accounting principles (GAAP) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure, and does not create new accounting and reporting guidance. The Codification was effective as of July 1, 2009. The impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13), which affects Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements. It eliminates the requirement under previous guidance that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of fair value before recognizing a portion of revenue related to the delivered items, and establishes that revenue be allocated to each element based on its relative selling price, as determined by VSOE, TPE, or the entity’s estimated selling price if neither of the aforementioned is available. Additionally, ASU 2009-13 eliminates the residual method of allocation and expands required disclosures about multiple-element revenue arrangements. It will be effective prospectively for revenue arrangements entered into beginning January 1, 2011, with early adoption permitted. We are currently evaluating the impact that ASU 2009-13 will have on our consolidated financial statements.

In June 2009, the FASB issued guidance included in ASC Topic 810, Consolidation (formerly Statement of Financial Accounting Standards (SFAS) No. 167). The provisions of ASC Topic 810 amend previous guidance set forth by FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” to address the elimination of the concept of a qualifying special purpose entity. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses or right to receive benefits from the entity. ASC Topic 810 requires additional disclosures aimed at providing more timely and useful information about an enterprise’s involvement with a variable interest entity. These new provisions will become effective as of January 1, 2010 for calendar year-end companies. We will adopt the new provisions of ASC Topic 810 in January 2010, and do not anticipate any material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance included in ASC Topic 855, Subsequent Events (formerly SFAS No. 165). ASC Topic 855 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. It also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, ASC Topic 855 identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB issued guidance included in ASC Topic 805, Business Combinations (formerly FSP FAS 141(R)-1), which amends and clarifies SFAS No. 141(R), “Business Combinations” (“Statement 141(R)”). ASC Topic 805 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, “Business Combinations.” The new provisions of ASC Topic 805 are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Other recent accounting pronouncements and Accounting Standards Updates issued by the FASB and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Net cash provided by operating activities	$163,544	$106,448
Net cash used in investing activities	(91,541)	(336,796)
Net cash provided by financing activities	8,143	18,172

We have generally financed our day-to-day operations and capital expenditures through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation. Our cash flows generally improve subsequent to the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Cash provided by operating activities increased $57.1 million, to $163.5 million for the nine months ended September 30, 2009 from $106.4 million for the nine months ended September 30, 2008. This year-over-year increase was attributable to better cash collections and lower U.S. income tax payments, partially offset by higher annual compensation and employee forgivable loan payments as well as a lack of current year payroll tax withholding inflows related to the Employee Stock Purchase Plan, which was terminated as of December 31, 2008.

Net cash used in investing activities for the nine months ended September 30, 2009 was $91.5 million as compared to $336.8 million for the nine months ended September 30, 2008. This decrease was primarily due to fewer new acquisitions and lower contingent acquisition payments. Cash used in investing activities for the nine months ended September 30, 2009 included $35.7 million of cash used to purchase short-term investments, $35.0 million of contingent payments for prior years’ acquisitions and $2.7 million of payments to fund current year acquisitions. Cash used in investing activities for the nine months ended September 30, 2008 included $272.9 million paid to fund acquisitions and $40.5 million of contingent acquisition payments.

Capital expenditures were $18.0 million for the nine months ended September 30, 2009 as compared to $24.4 million for the nine months ended September 30, 2008. Capital expenditures in both 2009 and 2008 primarily related to leasehold improvements and the purchase of data processing equipment.

Our financing activities for the nine months ended September 30, 2009 included $15.7 million received from the issuance of common stock under equity compensation plans offset by $13.5 million to repay notes payable, primarily to former shareholders of an acquired business. Our financing activities for the nine months ended September 30, 2008 included $22.5 million received from the issuance of common stock under equity compensation plans offset by $7.5 million to repay notes payable, primarily to former shareholders of an acquired business.

Capital Resources

As of September 30, 2009, our capital resources included $278.0 million of cash and cash equivalents, $35.7 million of short-term investments and available borrowing capacity of $171.1 million under our $175 million revolving line of credit. The availability of borrowings under our revolving line of credit is subject to specified borrowing conditions. We use letters of credit primarily as security deposits for our office facilities. Letters of credit reduce the availability under our revolving line of credit. As of September 30, 2009, we had $3.9 million of outstanding letters of credit, which reduced the available borrowings under our revolving line of credit.

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

We currently anticipate capital expenditures will range from $30 million to $35 million to support our organization during 2009, including direct support for individual client engagements. Our estimate takes into consideration the needs of our existing businesses including the needs of our recently completed acquisitions, but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate; if we are required to purchase additional equipment specifically to support a client engagement; or if we pursue and complete additional acquisitions.

On October 15, 2007, the $150.0 million aggregate principal amount of our 3 3/4% Convertible Senior Subordinated Notes due 2012 (Convertible Notes) became convertible at the option of the holders and is currently convertible through January 15, 2010 as provided in the Indenture covering the Convertible Notes. The Convertible Notes became convertible as a result of the closing price of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days of each of periods ended October 15, 2007, January 15, 2008, April 15, 2008, July 15, 2008, October 15, 2008, January 15, 2009, April 15, 2009, July 15, 2009 and October 15, 2009.

Upon surrendering any Convertible Note for conversion, in accordance with the Indenture, the holder of such Convertible Note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the Convertible Note as defined in the Indenture. The conversion feature results in a premium over the face amount of the Convertible Notes equal to the excess of our stock price as determined by the calculation set forth in the Indenture and the conversion price of $31.25 multiplied by the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the Convertible Notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the convertible notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the Indenture. Assuming conversion of the full $149.9 million principal amount of the Convertible Notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million, or some combination thereof with a combined value of $4.8 million, to settle the conversion feature.

The Convertible Notes are registered securities. As of September 29, 2009, the last trade date before September 30, 2009, the Convertible Notes had a market price of $1,514 per $1,000 principal amount of the Convertible Notes, compared to an estimated conversion value of approximately $1,419 per thousand principal amount of the Convertible Notes. Because the Convertible Notes have historically traded at market prices above the estimated conversion values, we do not anticipate that holders of a significant value of Convertible Notes will elect to convert their Convertible Notes in the near future unless the value ratio should change. However, we believe we have adequate capital resources to fund potential conversions.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

Future contractual obligations related to operating leases entered into during 2009 have resulted in an increase in our total contractual obligations under operating leases of $1.8 million for 2010, $2.7 million for 2011, $3.3 million for 2012, $3.2 million for 2013 and $29.7 million thereafter.

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand, $35.7 million of short-term investments and $171.1 million of availability under our senior secured bank credit facility, are sufficient to fund our capital and liquidity needs for at least the next 12 months. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, our business plans change, economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market price of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our senior secured bank credit facility or the indentures that govern our 7 5/8% senior notes due 2013, our 7 3/4% senior notes due 2016 and our Convertible Notes. See “Forward-Looking Statements.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical and may appear under the headings “Part 1—Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009 and the other documents we file with the SEC. When used in this quarterly report, the words such as estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our expectations at the time we make them and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

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

For information regarding our exposure to certain market risks see “Item 7A Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our market risk exposure since December 31, 2008, except as noted below.

Interest Rate Risk

We enter into derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In June, 2009, $60.0 million notional amount of interest rate swaps which effectively converted $60.0 million of our 7 5/8% senior notes due 2013 from a fixed rate to a variable rate were terminated by the counterparties. As of September 30, 2009, we are not counterparty to any derivative contracts.

Equity Price Sensitivity

We currently have outstanding $149.9 million in principal amount of Convertible Notes. We are subject to equity price risk related to the convertible feature of this debt. The Convertible Notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million, or some combination thereof with a combined value of $4.8 million, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our Convertible Notes may increase depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed 41.5973 shares of our common stock per $1,000 principal amount of Convertible Notes. As of October 15, 2007, the $150.0 million aggregate principal of the Convertible Notes became convertible at the option of the holders and remains convertible through January 15, 2010 as provided in the indenture covering the Convertible Notes. These Convertible Notes were classified as a current liability as of September 30, 2009.

The high and low closing sale prices per share for our common stock based on the closing price as reported on the New York Stock Exchange during the third quarter of 2009 were $56.13 and $42.61.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price will be recorded as an adjustment to additional paid-in capital. The following table details by year the cash outflows that would result from the price protection payments if, on the applicable determination dates, our common stock price was at, 20% above or 20% below our common stock price on September 30, 2009 of $42.61 per share.

	2009	2010	2011	2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $42.61 at September 30, 2009	$—	$440	$12,786	$603	$1,272	$15,101
20% decrease in share price	—	673	16,834	842	1,965	20,314
20% increase in share price	—	207	8,739	363	579	9,888

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the third quarter of 2009 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program(4)
July 1 through July 31, 2009	8	(1)	$53.92	—	$50,000
August 1 through August 31, 2009	3	(2)	$50.10	—	$50,000
September 1 through September 30, 2009	—	(3)	$48.44	—	$50,000

Total	11			—

(1)	Represents 8,158 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock

(2)	Represents 2,490 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock

(3)	Represents 311 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock

(4)

In October 2003, our Board of Directors initially approved a share repurchase program under which we have been authorized to purchase shares of our common stock. From time to time since then, our Board has reauthorized share repurchases under the program. On February 25, 2009, our Board of Directors again authorized up to $50.0 million of stock purchases through February 25, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated December 18, 2008. (Filed with the SEC on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to the By-Laws of FTI Consulting, Inc. dated February 25, 2009. (Filed with the SEC on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

10.1†‡*	Agreement dated July 27, 2009 between FTI Consulting, Inc. and Declan Kelly.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management or Director contract or compensatory plan or arrangement.
†	Filed herewith.
‡	The registrant has requested confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Act of 1933, as amended. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2009

FTI CONSULTING, INC.

By	/s/ CATHERINE M. FREEMAN
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)