Form 10-K
period 2009-12-31
FTI CONSULTING INC
filed 2010-02-26
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2.6 billion, based on the closing sales price of the registrant’s common stock on June 30, 2009.

The number of shares of registrant’s common stock outstanding on February 16, 2010 was 46,481,250.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2009

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Annual Report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this report, including under the heading “Risk Factors” in Part I — Item 1A. They include risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including the following:

•	changes in demand for our services;

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;

•	our ability to make acquisitions and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace senior managers and practice leaders who have highly specialized skills and experience;

•	our ability to identify suitable acquisition candidates, negotiate advantageous terms and take advantage of opportunistic acquisition situations;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition;

•

general economic factors, industry trends, restructuring and bankruptcy rates, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control;

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

We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation services, mergers and acquisitions (M&A), antitrust and competition matters, electronic discovery, management and retrieval of electronically stored information, reputation management and strategic communications. We also provide services to help our clients to take advantage of economic, regulatory, financial and other business opportunities. We have expertise in highly specialized industries, including real estate and construction, automotive, telecommunications, healthcare, energy and utilities, chemicals, banking, insurance, pharmaceuticals, retail, information technology and communications, and media and entertainment. Our experienced professionals include many individuals who are widely recognized as experts in their respective fields. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. Our clients include Fortune 500 corporations, FTSE 100 companies, law firms and local, state and federal governments and agencies in the United States and many other countries. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs.

From December 31, 2008, we increased our number of revenue-generating professionals by approximately 5% to 2,638 as of December 31, 2009, and we increased our total number of employees by approximately 3% to 3,472 as of December 31, 2009. As of December 31, 2009, we had operations across 35 U.S. cities and 21 foreign countries — the United Kingdom (UK), Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, Bahrain, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada and the British Virgin Islands.

Our Business Segments

We discuss our five business segments in greater detail below.

Corporate Finance/Restructuring

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, private equity sponsors, banks, lenders and other financing sources and creditor groups, as well as other parties-in-interest. We advise on a wide range of areas, including restructuring (including bankruptcy), financings, claims management, mergers and acquisitions (M&A), post-acquisition integration, valuations, tax issues and performance improvement. We also provide expert witness testimony, bankruptcy and insolvency litigation support and trustee and examiner services. We have particular expertise in the automotive, chemicals, communications, media and entertainment, energy and utilities, healthcare, real estate and financial services and retail industries.

A number of factors affect the demand for our corporate finance/restructuring services including general economic conditions, the availability of credit, leverage levels, lending activity, over-expansion of businesses, competition, M&A activity and management crises. The increased demand for restructuring (and bankruptcy) services that began in 2007 continued during 2009, as the economic recession, financial, credit, banking and real estate crises, and tight credit markets continued. We often see weak demand for one or more of our service offerings being counterbalanced by stronger demand for other service offerings. For example, demand for restructuring services may increase during a period of reduced demand for our transaction advisory or post-acquisition integration services. If demand for one or more of our corporate finance/restructuring services weakens, our objective is to manage utilization by shifting professionals to work on engagements in other service offerings or our other business segments, as needed.

In 2009, the services offered by our Corporate Finance/Restructuring segment included:

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

Equity Sponsor Services. Equity sponsors are under significant pressure to achieve investment return and liquidity expectations from their investments in portfolio companies and desired exit strategies. We help equity sponsors and company management take proactive steps toward revitalizing businesses, achieving investment expectations and strengthening inexperienced management and weak leadership, by assisting in the development, modification and execution of business plans and offering unbiased assessments, thereby allowing a sponsor to focus on new opportunities. Our services include providing professionals to enhance management by supplementing the existing management team with turnaround specialists and other interim executives, assisting with obtaining or modifying financing, providing credibility to support lender negotiations and credit concessions and a variety of other mission-critical services that may be key to a company’s survival and success.

Transaction Advisory Services (M&A). Our Transaction Advisory Services (“TAS”) practice combines the disciplines of financial accounting, investment banking, tax advice, valuation services and Securities and Exchange Commission (“SEC”) regulatory experience to help our clients maximize value and minimize risk in mergers and acquisitions. We provide many services relating to business acquisitions that include: performing due diligence reviews, evaluating key value drivers and risk factors, advising on the most advantageous tax and accounting structure for the transaction and assessing quality of earnings, quality of balance sheet and working capital requirements. We identify value enhancers and value issues. We provide comprehensive tax consulting intended to maximize a client’s return on investment. We help structure post-acquisition earn-outs and price adjustment mechanisms to allow a client to realize optimal value. We advise clients regarding regulatory and SEC requirements and internal controls and compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). We help structure retention and exit strategies. We also perform services for clients involved in purchase price disputes such as assessing the consistent application of GAAP, earn-out issues, working capital issues, settlement ranges and allocation of purchase price for tax purposes. We have the capacity to provide investment banking services through our Financial Industry Regulatory Authority (FINRA) registered subsidiary, which focuses on identifying and executing value-added transactions for public and private middle market companies in the communications and media and entertainment industries.

Real Estate and Financial Advisory Practice. In April 2008, the real estate and financial advisory services practice (real estate advisory) was formed in our Corporate Finance/Restructuring segment through the acquisition of The Schonbraun McCann Group (SMG). The real estate advisory practice bridges the gap between real estate and finance, by providing expertise in business consulting, financial, tax and real estate advisory services to clients within all sectors of the real estate industry. This practice represents real estate investment trusts, real estate operating companies, owners and developers from the private and public sectors, hospitality property owners, financial institutions, sovereign funds, hedge funds and pension fund advisors and corporations with significant real estate interests. Our real estate advisory client services include two main areas of focus, real estate consulting and tax consulting. Real estate consulting services include M&A advisory services, underwriting and general due diligence services to owners, investors, lenders, governments, special interest groups and origination and securitization groups for both business and real estate assets, accounting outsourcing services to real estate and financial services organizations, including external financial and management reporting and accounting department oversight and the development, implementation and execution of solutions designed to gain competitive operating and investment advantage and to identify cost savings. Tax consulting advises clients on complex tax and deal structuring issues affecting the real estate industry.

In 2009, we expanded our Corporate Finance/Restructuring segment with a new office in Germany. From December 31, 2008, we increased the number of revenue-generating professionals in our Corporate Finance/Restructuring segment by approximately 13% to 758 professionals as of December 31, 2009.

Forensic and Litigation Consulting

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments and risk mitigation services. We assist our clients in all phases of government and regulatory investigations, inquiries and litigation, regardless of the subject matter of the proceeding or investigation, including pre-filing assessments, discovery, trial preparation, expert testimony and investigation and forensic accounting services. We have particular expertise in the pharmaceutical, healthcare, construction and financial and insurance services industries. We have the capacity to provide our full array of services across jurisdictional boundaries around the world. In December 2009, the Forensic and Litigation Consulting segment launched a new insurance actuarial consulting practice.

A number of factors affect the demand for our forensic and litigation consulting services, including, the number of large complex litigations, governmental and regulatory investigations, class-action suits, business espionage and illegal or fraudulent activity. During 2009, we continued to see a general decline in active large complex litigation matters that negatively impacted demand for our trial services and general expert services, a slowdown in governmental and regulatory investigations, including Foreign Corrupt Practices Act cases, weakened demand for our investigation and forensic accounting services, and a decline in our Asia Pacific international risk practice due to the continuing impact of the U.S. economic recession on its financial customer base. These declines were partially off-set by investigative and forensic accounting services provided in connection with two large U.S. fraud investigations and growth in our Latin American investigations practice and our construction solutions business. If demand weakens for a particular service offering, our objective is to manage utilization by shifting professionals to work on engagements of our other business segments, as needed.

In 2009, the services offered by our Forensic and Litigation Consulting segment included:

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

Global Risk and Investigations Practice (GRIP). We have experience in complex factual and regulatory investigations combining teams of former federal prosecutors and regulators, law enforcement and intelligence officials, forensic accountants, industry specialists and computer forensic specialists. Our capabilities and services include white collar defense intelligence and investigations, complex commercial and financial investigations, business intelligence and investigative due diligence, FCPA investigations, political risk assessments, fraud and forensic accounting investigations, computer forensics and electronics evidence, specialized fact-finding, domestic and international arbitration proceedings, asset searching and analysis, intellectual property and branding protection, anti-money laundering consulting and ethics and compliance program design.

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

Trial Services. Our trial technology professionals advise and support clients in large and highly complex civil trials. Through the use of our proprietary information technology, we help control litigation costs, expedite the in-trial process and provide our clients with the ability to readily organize, access and present case-related data. Our proprietary TrialMax® software integrates documents, photographs, animations, deposition video, audio and demonstrative graphics into a single trial preparation and presentation tool. Our graphics consulting services select the most appropriate presentation formats to maximize impact and memorability, and then create persuasive graphic presentations that support, clarify and emphasize the key themes of a case. We provide illustrations and visual aids that help simplify complex technical subjects for jurors, through opening and closing statement consulting, witness presentations, research presentations, exhibit plans and outlines, hardboards, scale models, storyboards, timelines and technical and medical illustrations.

In 2009, we expanded our Forensic and Litigation Consulting segment with an office in France. From December 31, 2008, we increased the number of revenue-generating professionals in our Forensic and Litigation Consulting segment by approximately 4% to 667 professionals as of December 31, 2009.

Economic Consulting

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and around the world. We deliver sophisticated economic analysis and modeling of issues arising in mergers and acquisitions, complex antitrust litigation, commercial disputes, international arbitration, regulatory proceedings and securities litigation. Our statistical and economic experts help clients analyze complex economic issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business as a result of particular events. We have deep industry experience in such areas as commercial and investment banking, telecommunications, media and entertainment, energy, transportation, healthcare, IT/Internet and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex derivatives), competitive effects and intellectual property disputes. They also provide analyses and advice relating to antitrust and competition cases, regulatory proceedings, business valuations and public policy.

A number of factors affect the demand for our economic consulting services including M&A activity (particularly large mergers of firms that are perceived to compete with each other in providing goods and services), general economic conditions, competition and governmental investigations. During 2009, demand for strategic M&A and financial economic consulting services declined relative to 2008. This decline was partially offset by revenue from our recently formed European economic consulting practice based in London and two new offices in the U.S.

In 2009, our Economic Consulting segment included:

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

Network Industries Strategies. Our Network Industries Strategies practice advises major network industries — such as telecommunications, electric power, energy and transportation — on strategic and tactical challenges associated with transitioning from heavily regulated to more competitive environments.

Auction Solutions. In October 2008, we established our Auction Solutions practice, which advises clients on auction design and implementation, bidding strategies and related matters.

Energy Solutions. Our energy solutions practice advises clients regarding conflicting regulatory frameworks, power industry restructuring, contractual disputes and litigation to the gas, oil and other energy industries.

International Arbitration. Our international arbitration practice works with companies, governments and members of the international bar to provide independent advice and expert testimony, relating to valuation and damages in a wide variety of commercial and treaty disputes before international arbitration tribunals, including London, Washington D.C., Stockholm, Paris, Geneva and Dubai.

In 2009, we expanded our Economic Consulting segment with two new offices in the U.S. and with a headquarters in London and offices in Paris and Toronto. From December 31, 2008, we increased the number of revenue-generating professionals in our Economic Consulting segment by approximately 14% to 302 professionals as of December 31, 2009.

Technology

Our Technology segment is a leading electronic discovery and information management software and service provider. We provide products, services and consulting to companies, law firms, courts and government agencies worldwide. We assist with internal investigations, regulatory investigations, early case assessment, litigation and joint defense, antitrust and competition investigations, including “second requests” under the Hart Scott Rodino Antitrust Improvements Act of 1976 (HSR Act), and secure management analysis and use of critical corporate information. We provide a comprehensive suite of software and services to help clients locate, review and produce electronically stored information (ESI), including e-mail, computer files, voicemail, instant messaging, and financial and transactional data.

Our proprietary Ringtail® software is used for e-discovery and document review, including litigation support and secure information management. Ringtail® is also used in transactional settings to support information “deal rooms” and M&A activity. Our Ringtail® technology is designed to ensure quality, reduce risk, increase productivity and support cost effective review, preparation and production of large amounts of ESI. Our proprietary Attenex® technology is used to collect, search and manage enterprise data. We have integrated Attenex’® patented visual analytics technology with Ringtail® in a combined offering that enables rapid identification of relevant content for litigation, investigations and regulatory response projects. In 2009, we introduced the Ringtail QuickCull® appliance for on-premises use by companies to assess, integrate and reduce ESI prior to legal review.

FTI e-discovery software can be deployed either on-premises by the company, law firm, government agency or other client, or on-demand as a hosted solution through FTI or its network of third-party service providers, which helps clients scale to the unique demands of their needs and helps maintain a consistent and cost-effective e-discovery process. A number of factors affect the demand for our technology services, including competing services and products, price and the number of large complex litigations, class action proceedings, merger and acquisition activity and governmental and internal investigations. Prior to 2006, we operated our financial and enterprise data analysis (FEDA) and other technology business as part of our Forensic and Litigation Consulting segment. We have made the decision to again operate our FEDA practice as part of our Forensic and Litigation Consulting segment beginning in 2010.

In 2009, the software and services offered by our Technology segment included:

Litigation Readiness. Our experienced professionals work with a wide variety of systems and sources of ESI across multiple industries and jurisdictions to better position organizations facing critical investigative, litigation or dispute related demands. Our litigation readiness services include the development of proactive information privacy and security programs, plain English records policies, retention schedules, litigation hold strategies, archiving software selection and backup tape disposition strategies.

Identification, Preservation and Collection. We assist companies facing time-sensitive demands placed upon electronic data, networks and systems. We help our clients meet requirements for uncovering, analyzing and producing data from a variety of sources, including e-mail, voicemail, backup tapes, shared server files and databases, often on multiple continents. We provide both proactive and reactive support using expert services, methodologies and tools that help companies and their legal advisers understand technology-related issues. Our technical experts work closely with our forensic accountants and financial investigation professionals to recover, organize and analyze ESI, regardless of the format or language of the data and forensically reconstruct complex transaction data.

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

Early Case Assessments. Our Technology segment offers a flexible and customizable set of early case assessment tools and services to help companies and their legal teams evaluate each case.

Software Products and Services. Our software products and services include the following e-discovery capabilities:

•

Data Acquisition and Conversion. Ringtail® provides clients with advanced electronic discovery and analysis techniques, as well as native format data processing services. These services can quickly extract e-mail and other data from a number of sources and provide the data in the client’s specified format. Data can be delivered in Ringtail® Legal™ format for use in the client’s Ringtail® on-premise system or hosted in a Ringtail® on-demand environment by FTI or an FTI service provider.

•

Data Culling. Ringtail® QuickCull®, which was introduced in August 2009, is a software appliance designed for on-premises use by clients to index, search and select focused sub-populations of large data sets prior to processing and review, which saves time at the beginning of a matter by eliminating irrelevant data. We also provide Ringtail® QuickCull® as a hosted offering for clients that prefer an on-demand environment. FTI provides de-duplication and near-duplication detection services for Ringtail® on-demand clients to help reduce the document set prior to review. In some cases, Ringtail® incorporates third party software to provide these solutions. Attenex® Patterns® Workbench automate the process of preparing electronic content for review and includes patented suppression and de-duplication technology along with other features to help clients manage and reduce larger data sets.

•

Data Review and Coding. Our Ringtail® Legal™ product is a scalable and configurable web-centric platform to facilitate rapid review and coding of documents. Clients can install Ringtail® Legal™ on their own servers or quickly launch a case from dedicated FTI or third party servers with the FTI Ringtail® on-demand product. Ringtail® provides multi-lingual support as one of the distinctive aspects of its capabilities. Attenex® Patterns® Document Mapper (Document Mapper) groups similar documents together to help reviewers make faster and more accurate document decisions. Document Mapper is a component of the Ringtail® analytics module, which provides clients with ways to review and organize large sets of data for review.

•	Data Production. Ringtail® Legal™ has the power and flexibility to scale and meet large and small document production needs and produce documents in all electronic formats for its clients.

Financial and Data Enterprise Analysis (FEDA). Increases in the volume of transactional and company data require companies to take new approaches to assessing and prioritizing what is relevant when managing complex cases and issues. Our structured data experts deliver strategic business solutions for clients requiring in-depth analysis of large, disparate sets of financial, operational and transactional data. Among the services offered are:

•	identifying, acquiring, synthesizing, mining, analyzing and reporting upon relevant data;

•	identifying the relationships among multiple sources and types of data;

•	designing and implementing accounting, economic and financial settlement or damages models;

•	transforming large-scale data sets into workable databases;

•	distributing or sharing information among interested parties such as experts, corporate and outside counsel and codefendants; and

•	developing dashboards and summary analysis to enhance the productivity related to subsequent analysis and use of the information.

In addition, our professionals provide e-discovery process consulting and project management, by assisting clients to manage the various phases of e-discovery, develop cost estimates to support excess burden claims, publish litigation holds, select e-discovery and information management technology and develop defensible and repeatable procedures for handling ESI. In addition, we provide strategic discovery advice to counsel and conduct system inventories to develop data map and provide expert testimony. Prior to 2006, we operated FEDA as part of our Forensic and Litigation Consulting segment.

From December 31, 2008, we decreased the number of revenue-generating professionals in our Technology segment by approximately 5% to 338 professionals as of December 31, 2009.

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

A number of factors affect the demand for our strategic communications services, including merger and acquisition activity, public stock offerings, business crises and governmental legislation and regulation. During 2009, demand for our strategic communications services declined due to the global economic recession and financial and real estate crises, particularly due to the decline in mergers and acquisitions, stock offerings and capital market transactions and companies’ reductions of discretionary spending on such services as branding, communications, marketing and media and investor relations.

In 2009, the services provided by our Strategic Communications segment included:

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

Reputation Management and Public Affairs. We help clients respond quickly and effectively to developments that threaten to damage reputation or market share. We counsel clients regarding strategic communications, litigation communications, shareholder and other activist activity, community relations, corporate social responsibility, media relations, information monitoring and analysis, political intelligence, policy formation, political and media campaigns, third party and coalition mobilization, state aid issues and monopoly, antitrust and competition regulatory affairs.

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

Proprietary Research Tools and Strategic Planning. Our dedicated research group includes professionals from across many disciplines, including public relations, investor relations and public affairs, who conduct customized research to identify perceptions, trends and opportunities within key stakeholder audiences. Our services include reputation benchmarking, peer analysis, benchmarking and financial market valuations, brand awareness studies and brand extension audits, including customer focus groups, shareholder analysis and investor targeting, consumer trend analysis, public opinion polling and policymaker perception audits.

Corporate Social Responsibility and Strategic Philanthropy. Corporate social responsibility (CSR) is one of the most powerful drivers of business culture and brand value. We help clients develop creative and multi-dimensional CSR campaigns to assure they are aligned with business objectives, brand position and the needs of all stakeholders. Our approach includes defining corporate and brand positioning, surveying the audience to gauge social sentiments and needs, selecting a program that resonates with the marketplace, building the communications plan, launching the initiative for maximum visibility and evaluating the success of the program.

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

From December 31, 2008, we decreased the number of revenue-generating professionals in our Strategic Communications segment by approximately 3% to 573 professionals as of December 31, 2009.

Our Business Drivers

Factors that drive demand for our services include:

•

Financial Markets and the Economy. Rapidly changing financial markets and the economy drive demand for many of our services. The economic recession, deteriorating and volatile financial markets, restrictive credit and financing conditions, high corporate debt levels and increasing default rates drive demand for certain services offered by our Corporate Finance/Restructuring segment, such as credit advisory, restructuring, bankruptcy, turnaround, creditor rights and related consulting services. Companies facing covenant compliance problems and similar difficulties have been less likely to be able to amend existing facilities or refinance without incurring substantial costs and significantly more restrictive terms. In addition, tightening credit markets force companies and lenders into more frequent negotiations as borrowers experience covenant or liquidity issues and lenders express greater concern over protecting their positions. Companies that invest in sub-prime loans or debt or security instruments collateralized by less credit worthy collateral also have faced losses that jeopardize their financial results and operations. Demand for our services has been strong in industry sectors such as automotive, real estate and housing, retail, banking and financial services, airlines, technology and other business that relied heavily on third party financing or issued or invested in sub-prime credit instruments and/or debt or securities of industries that rely heavily on credit. As credit becomes more available, we assist clients to restructure debt and modify covenants. In addition, when the economy is good or improving, capital markets and M&A transactions increase, which benefits our Economic Consulting and Strategic Communications segments.

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

•

Global Demand for Independent Expertise. As a result of increased public scrutiny, regulatory complexity and complex disputes and litigation, businesses, boards of directors, creditors, stakeholders, regulators and their advisors increasingly engage independent consulting firms to provide objective and expert analyses and advice. This is particularly true in highly complex and sophisticated areas such as restructurings, bankruptcies, economic consulting, forensic accounting, corporate mismanagement and fraud-related investigations and high-stakes litigation and regulatory proceedings. Stockholder activism and limitations on the ability of traditional accounting firms to provide certain consulting services, especially after enactment of Sarbanes-Oxley, has contributed to the demand for independent expertise. A desire to avoid actual and perceived conflicts of interest also drives the use of consultants and experts who are unaffiliated with a company’s management and outside legal, accounting and other advisors.

•

Regulatory Complexity, Public Scrutiny and Investigations. Increasingly complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance and more stringent and complex reporting requirements drive demand for our services. The need to understand and address the impact of regulation and legislation as well as the increasing costs of doing business have prompted companies to focus on better assessing and managing risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance and other issues. These factors drive demand for independent consultants and experts to investigate and provide analyses and to support the work of outside legal counsel, accountants and other advisors. The current environment also increasingly demands the use of multiple disciplinary service offerings like ours, which combine skills and expertise, such as financial reporting skills, forensic accounting investigative skills like those offered by our Corporate Finance/Restructuring and Forensic and Litigation Consulting segments and technology management services like those offered by our Technology segment, with business and practical experience. In efforts to advance legislative and policy objectives, clients also increasingly rely on our Economic Consulting segment to provide substantive economic analyses and white papers that demonstrate the economic effects of various alternative scenarios.

•

Financial Fraud. Governmental agencies and prosecutors have been under increasing pressure to uncover and investigate financial misconduct and recover illegal gains amid public demand for crackdowns on Wall Street misdeeds. On November 17, 2009, the U.S. government announced the creation of a new interagency task force to crack down on financial fraud. The task force led by the

Department of Justice and Treasury Department is aimed at investigating and prosecuting mortgage, securities and corporate fraud, as well as recovering funds for victims. In addition, the weak economy has made it increasingly difficult for persons to perpetuate fraudulent activities without detection. The pace at which alleged and actual fraudulent activities are being investigated and coming to light has put significant strain on the resources of law enforcement and other agencies. As a result, outside resources are being tapped to assist law enforcement and prosecutors identify and recover illegal financial and other benefits and prosecute the perpetrators. These factors have driven significant demand for forensic account investigative skills like those offered by our Forensic and Litigation Consulting segment and electronic discovery tools like those offered by our Technology segment in 2009.

•

M&A Activity. The overall strength of the economy and M&A activity are important drivers for our businesses. In a weak economy and during periods of decreased M&A activity, we experience weaker demand for our economic consulting experts and our forensic and litigation consulting and transaction advisory services as transactions are delayed or abandoned. However, companies may need our services if transactions are renegotiated, or transactions that have been completed do not perform as expected. In times of strong economic growth and increased merger and acquisition activity, companies and regulators engage our Economic Consulting segment for advice on issues such as antitrust regulations and enforcement and intellectual property matters. Merger and acquisition clients utilize our Strategic Communications segment for services such as public relations, media and investor communications. They also employ our Corporate Finance/Restructuring segment for services such as due diligence investigations, asset valuations and financing advice.

•

Litigation and Disputes. The volume of litigation and business disputes, the complexity of the issues presented, and the amount of potential damages and penalties drive demand for our Technology, Forensic and Litigation Consulting and Economic Consulting segments. Law firms and their clients as well as government regulators and other interested third parties rely on independent outside resources to evaluate claims, facilitate discovery, assess damages, provide expert reports and testimony, manage the pre-trial and in-trial process and effectively present evidence. During 2009, the expected increase in the number of large litigation and class action litigation cases and regulatory actions and investigations did not materialize, resulting in weak demand for such services.

•

Market Environment Drives Strategic Communications Services. A number of factors affect the demand for our Strategic Communications segment, including merger and acquisition activity, public stock offerings, business crises, governmental legislation and regulation and the need for an integrated and consultative approach covering different aspects of communications, During 2009, demand for our Strategic Communications segment declined due to the global economic recession and financial and real estate crises, particularly due to the decline in mergers and acquisitions, stock offerings and capital market transactions and companies’ reductions of discretionary spending on such services as branding, communications, marketing and media and investor relations. There have been companies, however, that face reputational risk issues, which also drive demand for the services offered by our Strategic Communications segment.

•

Growth of Multinational Firms and Changes in Non-U.S. Markets. The growth of multi-national firms and global consolidation can precipitate increased antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, government regulation and corporate restructuring activities. These developments help drive demand for the services offered by our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting and Technology segments. The need to store, retrieve and transmit data among different jurisdictions that have different languages, privacy and other laws also drives demand for the services offered by our Technology segment. Multinational firms also need to establish global branding, investor relations and communications strategies, which drive demand for our strategic communications services.

•

Growth of Companies in the Developing World. Growth companies in the developing world are seeking access to markets in developed countries. The recognition by such companies that best practice communications advice is a key component in achieving this objective also drives demand for the services offered by our Strategic Communications segment.

Our Competitive Strengths

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our brand recognition, our ability to staff multiple significant engagements across different disciplines in multiple locations, and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•

Preeminent Practices and Professionals. We believe that our business segments include some of the preeminent practices and professionals in our industry today. In December 2009, The Deal LLC’s Bankruptcy League Tables ranked our Corporate Finance/Restructuring segment as both the number one crisis management firm and debtor crisis management firm based on the number of active cases as of September 30, 2009. Our Strategic Communications segment remained the most active global public relations adviser on M&A transactions, topping Mergermarket’s 2009 global, European and Asia-Pacific league tables by volume. Our Strategic Communications segment also maintained its global leadership position in middle-market transactions by both value and volume as reported by Mergermarket’s 2009 global European and Asia-Pacific league tables. In December 2009, our Technology segment was named a “strong positive” vendor in Gartner Research’s “MarketScope for E-Discovery Software Product Vendors, 2009” report. In October 2009, our Ringtail® Legal™ e-discovery software was named by KM World Magazine to its “Trend-Setting Product Award of 2009” list. Our Economic Consulting segment includes six former chief economists of the Antitrust Division of the Department of Justice, as well as numerous other high-profile academic affiliates, including three Nobel Prize winners.

•

Diversified Revenue Sources. We believe we offer a diversified portfolio of services, which we have organized into five business segments. We began to separately manage our technology business in January 2006 and our Strategic Communications segment was created with the acquisition of the FD group of companies in October 2006. We believe that our broad service offerings and diversity of our revenue streams help to manage fluctuations due to market conditions in any one of our segments. Currently we have operations across 35 U.S. cities and in 21 foreign countries — the UK, Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, Bahrain, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada and the British Virgin Islands. We believe our diversity helps to mitigate the impact on our business of events and changes in a particular service sector or country.

•

Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, global banks, and local, state and national governments and agencies in the U.S. and other countries. Among our top ten clients in 2009 were four internationally recognized law firms, which engaged us to assist with the representation of multiple clients on multiple matters.

•

High Level of Repeat and Referral Business and Attractive, Financial Model. We derive a substantial portion of our revenues from repeat clients or referrals. Many of our client relationships are long-standing and include multiple contact points within an organization, increasing the depth and continuity of these relationships. We cultivate critical relationships with financial institutions and law firms, which have served as entry points into significant, high-profile and reputation-enhancing engagements. In addition, our Strategic Communications segment has a financial model that includes recurring retainer based engagements. Clients of this segment are typically billed on a project-based billing system that reflects the value added by the business rather than on a time and materials basis.

•

Premium Brand Names with Leading Market Positions. We believe that the FTI brand and the other brands under which we conduct business are some of the most recognized brand names in our industry. In addition, we believe we had leading market positions in our Corporate Finance/Restructuring segment based on number of active cases as of September 30, 2009, as reported in The Deal LLC’s Bankruptcy Insider quarterly deal tables published in December 2009. The reputations of our individually recognized professionals, many of whom are leading members of their respective fields, strengthen our brand and market positions. We also have benefited from our strategy of acquiring leading practitioners and, in select cases, continuing to use their brand names, either independently or coupled with the FTI brand, such as FD, Ringtail®, Attenex®, Compass Lexecon, Cambio Health Solutions and The Schonbraun McCann Group.

•

Strong Cash Flow. Our business model has several characteristics that produce consistent cash flows including high margins, and a relatively low level of capital expenditures. Our strong cash flow supports business operations, capital expenditures, research and development efforts in our Technology segment, and our ability to service our indebtedness and pursue our acquisition and growth strategies.

Our Business Strategy

We build long-term repeat client relationships based on the quality of our services, our reputation and the recognition of our professionals. We provide diverse complimentary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:

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

•

Expand the Breadth of Our Services and Geographic Presence. We strive to offer our clients comprehensive solutions to their most complex problems, wherever they are in the world. Increasingly, our clients demand expertise across multiple markets and continents. To meet this demand, we provide our clients with a complete suite of services across all five business segments. We have increased our presence in Europe, Asia, Latin America, the Middle East and other international locations to better serve our clients and to capitalize on markets for our services in those regions. In 2009, we expanded our Corporate Finance/Restructuring segment with a new office in Germany; our global Economic Consulting segment with two new offices in the U.S., a headquarters in London, and offices in Paris and Toronto; and our forensic and litigation consulting practice with a new office in France.

•

Selectively Acquire Companies and Integrate Our New Professionals and Capabilities. We follow a disciplined approach to executing and integrating acquisitions, targeting those that complement our business strategy or operate in an attractive specialized niche. From 2002 through December 31, 2009, we have completed 38 acquisitions that have enhanced and expanded our businesses. In June 2009, we acquired the 50% equity interest in our Strategic Communications segment’s German joint venture owned by our joint venture partner. We intend to continue to selectively pursue strategic acquisitions. We seek to integrate acquisitions in a way that fosters organic growth and provides synergies or cross-segment, cross-service or cross-geographic growth opportunities. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.

•

Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2009, we employed 2,638 revenue-generating professionals, many of whom have established and widely recognized names in their respective practice areas. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. To attract and retain highly qualified senior managing directors and managing directors, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements with other highly skilled professionals. We have employment arrangements with substantially all of our senior managing directors that include non-competition and non-solicitation obligations.

•

Optimize Utilization and Billing Rates of FTI Professionals who Bill on an Hourly Basis. The professionals in our Corporate Finance/Restructuring, Economic Consulting and Forensic and Litigation Consulting segments primarily bill on an hourly basis. Our goal is to manage growth to maintain high utilization rates rather than intermittently expand our staff in anticipation of short-term increased demand. We carefully monitor and strive to attain utilization rates that allow us to maintain our profitability, make us less vulnerable to fluctuations in our workload and minimize seasonal factors affecting utilization. A significant number of our professionals have skill sets that allow us to reassign them to new engagements in different business segments or practices within segments as staffing needs may arise. The nature of our services also allows us to bill premium rates for the services of certain revenue-generating professionals or with respect to certain engagements, which enhances our profitability. As we have expanded our business offerings and our mix of business has changed, utilization has become a less meaningful measure of productivity and profitability, particularly with respect to our Strategic Communications segment, which receives retainer based compensation, and our Technology segment, which also bills on a unit basis or derives revenues from license fees.

•

Build Brand Recognition. We continue to invest in our FTI brand and our visibility to reinforce recognition of our brand in the marketplace. Our branding initiatives include investment in corporate sponsorships, such as our sponsorship arrangement with professional golfer Padraig Harrington, which started in late 2008, strategic placement of print media in specialty journals, the publication of the FTI Journal, a dedicated magazine that is available on the Internet and free of charge to our clients and stakeholders, which began publication in the Fall of 2009, and FTI – TV, a web-based video broadcaster of information relating to FTI expertise and of interest to the global business community, brand placement in strategic locations where our clients are likely to congregate, and participation in high profile conferences and seminars, which also started in 2009. We have also advertised on select network and cable television programs and in select sports venues that we believe are of interest to the companies that use or have need of our services. Our professionals are also widely published. For example, one of our Technology segment thought leaders has been instrumental in co-authoring two books on e-discovery practice and has worked closely with the judiciary in helping to craft the federal electronic discovery rules.

Our Employees

Our success depends on our ability to attract and retain our expert professional work force. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. During the period from December 31, 2008 to December 31, 2009, we increased the number of revenue-generating professionals by approximately 5% to 2,638 and we increased our total number of employees by approximately 3% to 3,472. We also engage independent contractors to supplement our professionals on client engagements as needed. Most of our professionals have many years of experience in their respective fields of practice, and are well recognized for their expertise and experience. None of our employees are subject to collective bargaining contracts or represented by a union. We believe our relationship with our employees is good.

Employment Agreements

As of December 31, 2009, we had written employment agreements with 189 of our 281 senior managing directors and senior vice presidents in the segments, who we are collectively referring to as SMDs. We do not have written employment agreements with substantially all of our professionals below the SMD level. The employment agreements with our SMDs expire between 2010 and 2019, with 12 SMD agreements expiring in 2010, 53 SMD agreements expiring in 2011 and 42 SMD agreements expiring in 2012 primarily as a result of our 2006 and 2007 initiatives to renegotiate long-term employment arrangements with certain SMDs who participate in our senior managing director incentive compensation program (SMD IC Program). These long-term employment arrangements and the SMD IC Program are discussed below.

The employment agreements with employees at the SMD and equivalent level generally provide for fixed salary and participation in incentive payment programs (which in some cases may be based on financial measures such as earnings before interest, taxes, depreciation and amortization (EBITDA)). They may also provide for long-term equity incentives in the form of stock options and/or restricted stock awards. In some cases, we extend unsecured general recourse forgivable loans to professionals. We believe that the loan arrangements enhance our ability to attract and retain professionals. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death or disability, as applicable to such loan. Our executive officers are not eligible to receive loans and no loans have been made to them.

Generally, our employment agreements with SMDs provide for salary continuation benefits, accrued bonuses and other benefits beyond the termination date if such professional leaves our employ for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of a professional varies depending on whether the person resigned for “good reason” or was terminated by us with “cause,” resigned without “good reason” or was terminated by us without “cause,” died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such professional’s employment agreement). These employment agreements contain non-competition and non-solicitation covenants, which under specified circumstances may extend beyond the expiration or termination of the employment term. Under the non-competition covenants, the professional generally agrees not to offer or perform services of the type performed during his employment with us, directly or indirectly through another person or entity, in competition with us, within specified geographic areas, subject, in some cases, to specified exceptions. Generally, such professionals also agree not to solicit business regarding any case, matter or client with or on which such professional worked on our behalf, or to solicit, hire, or influence the departure of any of our employees, consultants or independent contractors. In these employment agreements, the professionals also agree to maintain the confidentiality of our proprietary information and affirm that we are the owners of copyrights, trademarks, patents and inventions developed during the course of their employment.

Senior Managing Director Incentive Compensation Program and Employment Terms

In 2006, we implemented our SMD IC Program, which is designed to align the interests of SMDs with the interests of our company and its stakeholders. As of December 31, 2009, there were 66 SMDs participating in the SMD IC Program from our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting and Technology segments, representing approximately 28%, 26%, 4% and 53% of the total SMDs in each such segment, respectively. Senior management designates the participants in the SMD IC Program, subject to approval by the Compensation Committee of our Board of Directors. As current written employment agreements approach their expiration date and as part of our annual performance evaluation process, we consider admitting other SMDs into the program. Each year we also evaluate whether current participants should be eligible for additional upfront awards under this program. Our executive officers are not eligible to participate in the SMD IC Program.

The benefits under our SMD IC Program include a cash payment in the form of an unsecured general recourse forgivable loan. We also provide significant additional payments up-front and during the term of the employment agreement in the form of stock options and restricted stock awards or, alternatively, cash payments if we do not have adequate equity securities available under stockholder approved equity plans, upon admission to the program and execution of a new employment agreement or upon moving up to a higher tier in the SMD IC Program.

We intend to continue to admit SMDs from our business segments into the SMD IC Program on a case by case basis.

We funded unsecured, general recourse forgivable loans in an aggregate amount of approximately $23.0 million in 2006, $22.0 million in 2007, $7.3 million in 2008 and $7.9 million in 2009 to SMDs participating in the SMD IC Program. In each of those years ,we also funded approximately $8.0 million, $13.0 million, $19.0 million and $31.3 million, respectively, of unsecured forgivable loans to other key professionals. In February 2010, additional loans in the aggregate amount of $8.5 million were authorized to 12 new SMDs who have been designated to join, and three SMDs who have been designated to participate at a higher tier, in the SMD IC Program, subject to management’s final discretion whether to admit such SMDs into the program or to a higher tier. We continue to fund forgivable loans to new hires and professionals who join us in connection with acquisitions as well as current employees on a case-by-case basis. The amount of forgivable loans we make could be significant.

We awarded stock options to purchase an aggregate of 685,000 shares of our common stock and awarded 99,500 shares of restricted stock in 2006, stock options to purchase an aggregate of 730,000 shares of our common stock and 140,000 shares of restricted stock in 2007, stock options to purchase an aggregate of 117,000 shares of common stock and 19,620 shares of restricted stock in 2008, and stock options to purchase an aggregate of 219,000 shares of common stock and 37,500 shares of restricted stock in 2009 to SMDs upon their first joining the SMD IC Program or qualifying to move up to a higher participation tier. We also awarded additional stock options to purchase an aggregate of approximately 42,000 shares of our common stock and approximately 46,000 shares of restricted stock in 2007, stock options to purchase an aggregate of approximately 61,480 shares of our common stock and approximately 94,840 shares of restricted stock in 2008, and stock options to purchase an aggregate of approximately 117,750 shares of our common stock and approximately 177,178 shares of restricted stock in 2009 in substitution of a portion of such year’s annual bonus payments and as matching equity awards to SMDs participating in the SMD IC Program. In February 2010, awards of stock options exercisable for an aggregate of 228,000 shares of common stock, and 31,000 shares of restricted stock were authorized for award to 12 new participants invited to join and three current participants who qualify for higher participation tiers in the SMD IC Program, subject to management’s final discretion whether to admit such SMDs into the program or to a higher tier. Additional SMD IC Program awards will also be granted in 2010 and years thereafter to previously admitted participants based on each participant’s annual bonus award for the prior bonus year and as SMDs join or move to higher tiers under the program. We also anticipate making equity awards to members of management and other employees during 2010 but are not able to estimate the type and number of shares that will be subject to those awards at this time, although they may be significant.

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

We have a staff of seven marketing professionals who are tasked primarily with marketing the services of our Forensic and Litigation Consulting, Strategic Communications and Technology segments. Our segments also directly market their services.

We have been investing in our FTI brand and our visibility to reinforce recognition of our brand in the marketplace and plan to continue to make such expenditures in 2010. Our branding initiatives include investment in corporate sponsorships, such as our recent sponsorship arrangement with Padraig Harrington, which started in late 2008, strategic placement of print media in specialty journals, the publication of the FTI Journal, a dedicated magazine that is available on the Internet and free of charge to our clients and stakeholders, which began publication in the Fall of 2009. Also introduced in 2009 was FTI — TV, a web-based video broadcaster of information relating to FTI expertise and of interest to the global business community, and brand placement in strategic locations where our clients are likely to congregate. In 2009, we advertised on select network and cable television programs that we believe were of interest to the companies that use or have need of our services and expect to continue selective advertising in 2010. We also host and participate in seminars, conferences and other events. These events help us promote brand recognition, discuss events of interest to our clients and target client groups, discuss our company and business segments, facilitate client development, and strengthen our relationships with existing clients.

Clients

We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, major law firms and local, state and national governments and agencies in the U.S. and other countries throughout the world.

A substantial portion of our revenues are derived from repeat or referral business. In 2009, no single client accounted for more than 10% of our total revenues. No single client accounted for more than 10% of the 2009 revenues of any of our business segments, except for one client that accounted for approximately 17% of the revenues of our Technology segment and one client that accounted for approximately 11% of the revenues of our Forensic and Litigation Consulting segment. The loss of such client by such segment would not have a material adverse effect on FTI and our subsidiaries as a whole but could have a material adverse effect on such segment if that business was not quickly replaced. Among our top ten clients were four internationally recognized law firms, which engaged us to assist with the representation of multiple clients on multiple matters. In some cases, we may have engagements with law firms that represent a larger percentage of our overall revenue or the revenue of a segment; however, each law firm engages us on behalf of multiple clients. For this purpose, we recognize the ultimate client of the law firm as our client.

Competition

We do not compete against the same companies across all of our segments or services. Instead we compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the requested service(s). Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and large management and financial consulting companies, which offer a broad range of consulting services, investment banking firms, consulting and software companies, which offer niche services that are the same or similar to services or products offered by one or more of our segments, and small firms and independent contractors that provide one or more specialized services.

We compete primarily on the basis of institutional and individual reputations, ability to immediately staff a significant engagement, performance record and quality of work, range of services provided, geographic reach and existing client relationships. Our Technology segment, and to a lesser extent our other segments, may also compete on price, although the critical nature of our services, particularly those provided by our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments, typically makes price a secondary consideration. Since our businesses depend in a large part on professional relationships, there are low barriers of entry for professionals, including our professionals electing to work independently, start their own firms or change employers.

Our Corporate Finance/Restructuring segment primarily competes with global accounting firms, investment banks and specialty boutiques providing restructuring or M&A services. Our Forensic and Litigation Consulting segment primarily competes with other large consulting companies with service offerings similar to ours. Our Economic Consulting segment primarily competes with individually recognized economists, specialty boutiques and large consulting companies with service offerings similar to ours. Our Technology segment primarily competes with consulting and software providers specializing in the discovery of specific electronic information and the management of electronic content. In the past year, new and existing competitors have competed more aggressively against the Technology segment on the basis of price, particularly with respect to hosting and e-discovery services. Our Strategic Communications segment competes with the large public relations firms and boutique merger and acquisition and crisis management communications firms.

Some service providers are larger than we are and on certain engagements may have an advantage over us with respect to one or more competitive factors. Specialty boutiques or smaller local or regional firms, while not offering the range of services we provide, may compete with us on the basis of geographic proximity, specialty service or price advantage.

Patents, Licenses and Trademarks

We consider the Ringtail® Casebook™ and Ringtail® Legal™ software and other technologies and software that we acquired in connection with the acquisition of Ringtail in 2005 to be proprietary and confidential. We have also developed other Ringtail products such as Ringtail® QuickCull® that we consider proprietary and confidential. We consider our TrialMax® comprehensive trial preparation software to be proprietary and confidential. The Ringtail® and TrialMax® software and technology are not protected by patents. We rely upon non-disclosure agreements and contractual agreements and internal controls, including confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and seek to use such intellectual property.

In July 2008, we acquired Attenex® and the Attenex® family of products, including Attenex® Patterns® Document Mapper, Attenex® Patterns® Workbench and Attenex® Patterns® Matter Manager, all of which we consider to be proprietary and confidential. We hold 21 U.S. patents and have 16 U.S. patents pending, covering various aspects of certain software products of our Technology segment. We also hold five non-U.S. patents issued in Canada and Europe, 14 non-U.S. patent applications pending in Canada and Europe, and no additional patent applications have been issued or are pending in other countries, covering various aspects of software of our Technology segment. We have three patents pending relating to services of our Economic Consulting segment. We also rely upon non-disclosure, license and other agreements to protect our interests in these products.

We believe that the FTI brand and other brands under which we conduct business are some of the most recognized brand names in our industry. We also have benefited from our strategy of acquiring leading practitioners and, in select cases, continuing to use their brand names, either independently or coupled with the FTI brand, such as FD, Ringtail®, Attenex®, Patterns®, TrialMax®, Compass Lexecon, Cambio Health Solutions and The Schonbraun McCann Group. We have also developed marketing language such as “The Company Behind the Headlines” and “When the Game Changes,” and logos and designs that we have registered or taken steps to register and protect. In some cases, but not all, the trademarks have been registered in the U.S. and/or foreign jurisdictions, or, in some cases, applications have been filed and are pending. In the case of “FTI,” we use the trademark pursuant to a Consent and Coexistence Agreement entered into in May 2003. We believe we take the appropriate steps to protect our trademarks and brands.

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

Financial Information on Industry Segments and Geographic Areas

We manage and report operating results through five reportable segments and two geographic areas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 in the “Notes to Consolidated Financial Statements” for a discussion of revenues, net income and total assets by business segment and revenues for the U.S. and all foreign countries as a group.

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

Risks Related to Our Business Segments

Changes in capital markets, M&A activity and legal or regulatory requirements and general economic or other factors beyond our control could reduce demand for our services, in which case our revenues and profitability could decline.

A number of factors outside of our control affect demand for our services. These include:

•	the 2008/2009 economic recession;

•	the U.S. and global economy in general;

•	the U.S. and global financial markets, including the availability, costs and terms of credit;

•	the level of leverage incurred by companies;

•	merger and acquisition activity;

•	over-expansion by businesses;

•	business and management crises;

•	new and complex laws and regulations;

•	other economic and geographic factors; and

•	general business conditions.

Our Corporate Finance/Restructuring segment provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. In 2009, as the U.S. and global economic decline continued, we worked on large bankruptcy and restructuring engagements. That reversed the trend that the segment had been experiencing between 2005 and 2007, which saw a decline in large cases and resulted in a greater portion of that segment’s business being comprised of bankruptcy and restructuring engagements involving mid-size companies. In our experience, mid-size bankruptcy and restructuring engagements are more susceptible to cyclical factors such as holidays and vacations and lower utilization during those periods.

Factors outside of our control also drive demand for the services of our other business segments. For example, decreases in litigation filings, class action suits and regulatory investigations and settlements of proceedings may adversely affect our Forensic and Litigation Consulting, Economic Consulting and Technology segments. Our Economic Consulting segment, which provides antitrust and competition advice and damages consulting, has experienced decreased utilization due to fewer large mergers and acquisitions, and client imposed delays in authorizing major work on engagements until later in the litigation cycle. Our Strategic Communications segment has seen utilization decline and retainer revenues decrease across the full range of its services, primarily as a result of decreased M&A and public stock offering activity, and client decisions to postpone or curtail discretionary spending.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets and business environment could have on our operations. Changes to any of the factors described above as well as other events, including by way of example, continuing contractions of world economies, banking and credit markets and real estate and retail industries, changes to laws and regulations, including changes to the bankruptcy code, tort reform , banking reform, or a decline in government enforcement or litigation or monetary damages or remedies that are sought, may have adverse effects on one or more of our segments.

Our revenues, operating income and cash flows are likely to fluctuate.

We have experienced periodic fluctuations in our revenues, operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual or quarterly revenues and operating income because of the timing of our client assignments, utilization of our revenue-generating professionals, the types of assignments we are working on at different times, new hiring, business and asset acquisitions, decreased productivity because of vacations taken by our professionals and economic factors beyond our control. Our profitability is likely to decline if we experience an unexpected variation in the number or timing of client assignments or in the utilization rates of our professionals, especially during the third quarter when substantial numbers of our professionals take vacations. We may also experience future fluctuations in our cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year. Also, the timing of future acquisitions and the cost of integrating them may cause fluctuations in our operating results.

Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and clients may not accept billable rate increases, which could result in loss of clients, fee write-offs, reduced revenues and less profitable business.

Our segments are engaged by clients who are experiencing or anticipate experiencing financial distress or are facing complex challenges that could result in financial liabilities. This is particularly true in light of the 2008/2009 economic recession, the current economy and the credit and real estate crises. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our Forensic and Litigation Consulting and Economic Consulting segments and with respect to bankruptcy engagements in our Corporate Finance/Restructuring segment. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.

We have received requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We consider these requests on a case-by-case basis. We have been receiving these types of requests and negotiations more frequently as the economy has deteriorated. In addition, our clients and prospective clients may not accept rate increases that we have recently put into effect or plan to implement in the future. Fee discounts, pressure to not increase or even decrease our rates and less advantageous contract terms, could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or if at all, or that engagements will generate the same volume of work or revenues, and be as profitable as past engagements.

Our Technology segment has recently experienced significant price competition from lower cost competitors. The clients of our Technology segment increasingly prefer fixed and other alternative fee arrangements that place cost ceilings or other limitations on our fee structure. The Technology segment’s ability to service clients with these fee arrangements at a cost that does not directly correlate to time and materials may negatively impact or result in a loss of the profitability of such engagement, adversely affecting the financial results of the segment.

Our Technology segment faces certain risks, including the risk that (i) its proprietary software products may be subject to technological changes and obsolescence, which would make it more difficult for us to compete, and (ii) we may not effectively protect the intellectual property used by that segment.

The success of our technology business and its ability to compete depends, in part, upon our technology and other intellectual property, including our proprietary Ringtail®, Attenex® and TrialMax® software and other proprietary information and intellectual property rights. The software and products of our Technology segment are subject to rapid technological innovation. There is no assurance that we will successfully develop new versions of our Ringtail® and Attenex® software, or other products. Our software may not keep pace with industry changes and innovation. There is no assurance that new, innovative or improved software or products will be developed, compete effectively with the software and technology developed and offered by competitors, or be accepted by our clients or the marketplace. If our Technology segment is unable to develop and offer competitive software and products or is otherwise unable to capitalize on market opportunities, the revenues, net income and growth of the Technology segment and the Company could decline.

We rely on a combination of copyright, trademark, patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. Our Ringtail® and TrialMax® software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some foreign jurisdictions provide less protection for our proprietary rights than the laws of the U.S.

Certain aspects of our Attenex® software are protected by patents granted in the U.S. and foreign jurisdictions. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations and the legal remedies available to us may not adequately compensate us for the damages caused by unauthorized use.

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

If we fail to manage the utilization of our professionals who bill on an hourly basis or maintain or increase the hourly rates we charge our clients for our services, we may experience adverse consequences, such as non- or lower-revenue-generating professionals, the loss of clients and engagements or the inability to appropriately staff engagements. In such event, our financial results may decline. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions, the number, size and timing of client engagements, demand for our services, appropriate professional staffing levels, utilization of professionals across segments, acquisitions and staff vacations. Factors that could negatively affect utilization in our Corporate Finance/Restructuring segment include the completion of bankruptcy proceedings, completion of current engagements, fewer and smaller bankruptcy cases, a recovering or strong economy, easy credit availability, low interest rates and less M&A activity. Factors that could negatively affect utilization in our Forensic and Litigation Consulting segment include the settlement of litigation, fewer and less complex legal disputes, fewer class action suits, the timing of the completion of engagements, less government regulation or fewer regulatory investigations and the timing of government investigations and litigation. Factors that could adversely affect utilization in our Economic Consulting segment include less M&A activity, fewer regulatory filings and less litigation, reduced antitrust and competition regulation, fewer government investigations and proceedings and timing of client utilization of our services. Our global expansion into new locations where we are not well known or where demand for our services is not well developed could also contribute to low or lower utilization rates in certain locations.

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

Primarily as a result of acquisitions, we operate in 21 countries in addition to the U.S. We expect to continue our international expansion, and our international revenues are expected to account for an increasing portion of our revenues in the future. In the year ended December 31, 2009, operations outside of the U.S. accounted for approximately 18% of our total revenues, of which approximately 47% were generated by our Strategic Communications segment.

Our international operations involve financial and business risks that differ from or are in addition to those faced by our U.S. operations, including:

•	cultural and language differences;

•	limited “brand” recognition of FTI in non-U.S. markets;

•	employment laws and rules and related social and cultural factors that could result in lower utilization rates and cyclical fluctuations in utilization and revenues;

•	currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results;

•	different regulatory requirements and other barriers to conducting business;

•	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;

•	greater difficulties in managing our non-U.S. operations in certain locations;

•	higher operating costs;

•	longer sales cycles;

•	restrictions or adverse tax consequences for the repatriation of earnings;

•	differing accounting principles and standards;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	different or less stable political and economic environments; and

•	civil disturbances or other catastrophic events that reduce business activity.

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

As of December 31, 2009, we had written employment agreements with 189 of our 281 SMDs. These employment agreements expire between 2010 and 2019, with 12 SMD agreements expiring in 2010, 53 SMD agreements expiring in 2011 and 42 SMD agreements expiring in 2012 primarily as a result of our 2006 and 2007 initiatives to renegotiate long term employment arrangements with certain SMDs who have been designated as participants in our SMD IC Program. In an effort to reduce risk, we have included a renewal provision in most of the employment agreements that provides that the agreements will renew for one year, from year to year, beginning at the end of their initial terms unless a party provides written notice of non-renewal to the other party at least 90 days prior to the date of the expiration of the initial term or any extended term. Despite the renewal provisions, we could face retention issues at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will enter into new long-term employment agreements with other SMDs, although that is our intention. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment well in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become higher. The admission of additional SMDs into the SMD IC Program may result in the concentration of expirations in future years.

We incur substantial costs to hire and retain our professionals and we expect these costs to continue and grow.

We make unsecured general recourse forgivable loans and grant stock option and restricted stock awards to attract and retain our professional employees. In 2006, we implemented our SMD IC Program, which is designed to align the interests of our professionals with the interests of our company and its stakeholders. The cost of implementing and retaining our SMD IC Program has been significant. Participants receive cash payments in the form of unsecured general recourse forgivable loans. We also make forgivable loans to new hires and professionals who join us in connection with acquisitions as well as current employees on a case-by-case basis. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death, disability, termination by us without cause or termination by the employee with good reason, as may be applicable to such loan grant. We expect to continue issuing significant amounts of unsecured general recourse forgivable loans. We also provide significant additional payments under the SMD IC Program in the form of stock options and restricted stock awards or, alternatively, cash if we do not have adequate equity securities available under stockholder approved equity plans.

In addition, our Economic Consulting segment has contracts with its economists that provide for compensation equal to such professionals annual collected client fees plus a percentage of the annual fees generated by junior professionals working on such management, which results in compensation expense for that segment being a higher percentage of revenues and EBITDA than the compensation paid by other segments. We expect that these arrangements will continue and that the Company will enter into similar arrangements with other economists hired by the Company.

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

Our professionals typically have close relationships with the clients they serve, based on their expertise and bonds of personal trust and confidence. Although our clients generally contract for services with us as a company, and not with individual professionals, in the event that professionals leave, such clients may decide that they prefer to continue working with a professional rather than with our company. Substantially all of our written employment arrangements with our SMDs include non-competition and non-solicitation covenants. These restrictions have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret restrictions on competition narrowly and in favor of employees. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of employees outside of the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates his or her non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or client, or other concerns, outweigh the benefits of any possible legal recourse. We may also decide that the likelihood of success does not justify the costs of pursuing a legal remedy. Therefore, we may decide not to pursue legal action, even if it is available to us.

Risks Related to Our Client Relationships

If we are unable to accept client engagements due to real or perceived relationship issues, our revenues, growth, client engagements and prospects may be negatively affected.

Our inability to accept engagements from clients or prospective clients, represent multiple clients in connection with the same or competitive engagements, and any requirement that we resign from client engagements may negatively impact our revenues, growth and financial results. While we follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, practices and professionals, such concerns cannot always be avoided. For example, we generally will not represent parties adverse to each other in the same matter. Under federal bankruptcy rules, we generally may not represent both a debtor and its creditors in the same proceeding, and we are required to notify the U.S. Trustee of real or potential conflicts. Even if we begin a bankruptcy-related engagement, the U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential changes in our status as a disinterested party, and order us to resign, which could result in disgorgement of fees. Acquisitions may require us to resign from a current client engagement because of relationship issues that are not currently identifiable. In addition, businesses that we acquire or employees who join us may not be free to accept engagements they could have accepted prior to our acquisition or hire because of relationship issues.

Claims involving our services could harm our overall professional reputation and our ability to compete and attract business and hire and retain qualified professionals.

Our engagements involve matters that may result in a severe impact on a client’s business, cause the client a substantial monetary loss or prevent the client from pursuing business opportunities. Our ability to attract new clients and generate new and repeat engagements depends upon our ability to maintain a high degree of client satisfaction as well as our reputation among industry professionals. As a result, any claims against us involving the quality of our services may be more damaging than similar claims against businesses in other industries.

We may incur significant costs and may lose engagements as a result of claims by our clients regarding our services.

Many of our engagements involve complex analysis and the exercise of professional judgment, including litigation and governmental investigatory matters where we act as experts. Our Technology segment may host or act as a repository for confidential and proprietary client information, the loss or disclosure of which could result in significant losses and damages. Therefore, we are subject to the risk of professional liability. Although we believe we maintain an appropriate amount of liability insurance it is limited. Any claim by a client or a third party against us could expose us to professional or other liabilities in excess of the amount of our insurance limits. Damages and/or expenses resulting from any successful claims against us, for indemnity or otherwise, in excess of the amount of insurance coverage we maintain, would have to be borne directly by us and could harm our profitability and financial resources.

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

The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalties. In addition, our business involves large client engagements that we staff with a substantial number of professionals. At any time, one or more client engagements may represent a significant portion of a segment’s revenues. For the year ended December 31, 2009, one client of our Technology segment accounted for approximately 17% of that segment’s annual revenues and one client of our Forensic and Litigation Consulting segment accounted for approximately 11% of that segment’s annual revenues. If we are unable to replace clients or revenues as engagements end, clients unexpectedly cancel engagements with us or curtail the scope of our engagements, and we are unable to replace the revenues from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, the financial results and profitability of a segment or the Company could be adversely affected.

We may not have, or may choose not to pursue, legal remedies against clients who terminate their engagements.

The engagement letters that we typically have with clients do not obligate them to continue to use our services and permit them to terminate the engagement without penalty at any time. Even if the termination of an ongoing engagement by a client could constitute a breach of the client’s engagement agreement, we may decide that preserving the overall client relationship is more important than seeking damages for the breach, and for that or other reasons, decide not to pursue any legal remedies against a client, even though such remedies may be available to us. We make the determination whether to pursue any legal actions against a client on a case-by-case basis.

Failure to protect our client confidential information could subject us to claims or impair our reputation and ability to obtain new client engagements, and governmental focus on data security could increase our costs of operations.

If we do not maintain the confidentiality of client information, we may be exposed to claims and potential liability. Our reputation may be damaged by a compromise of data security, unauthorized disclosure of confidential information or accidental loss or theft of client data in our possession. If our reputation is damaged due to a data security breach, our ability to attract new engagements may be impaired, which could negatively impact our businesses, financial condition or results of operations.

In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, many states have adopted breach of data security statutes and regulations. In addition, many non-U.S. jurisdictions have data privacy laws applicable to personal information. Continued governmental focus on data security may lead to additional legislative and regulatory action. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations.

Risks Related to Competition

If we fail to compete effectively, we may miss new business opportunities or lose existing clients and our revenues and profitability may decline.

The market for our consulting services is highly competitive. We do not compete against the same companies across all of our segments or services. Instead we compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the requested service(s). Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and the large management and financial consulting companies that offer a broad range of consulting services, investment banking firms, consulting and software companies, which offer niche services that are the same or similar to services or products offered by one or more of our segments, and small firms and independent contractors that focus on specialized services. Some of our competitors have significantly more financial resources, a larger national or international presence, larger professional staffs and greater brand recognition than we do. Some have lower overhead and other costs and can compete through lower cost service offerings. Since our business depends in large part on professional relationships, our business has low barriers of entry for professionals electing to start their own firms or work independently. In addition, it is relatively easy for professionals to change employers. If we cannot compete effectively with our competitors or if the costs of competing, including the costs of retaining and hiring professionals, becomes too expensive, our expected revenue growth and financial results may differ materially from our expectations.

We may face competition from parties who sell us their businesses and from professionals who cease working for us.

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their business or assets. The duration of post-employment non-competition and non-solicitation agreements typically range from six- to 12-months. Non-competition agreements with the sellers of businesses or assets that we acquire typically continue longer than 12 months. Certain activities may be carved out of or otherwise may not be prohibited by these arrangements. We cannot assure that one or more of the parties from whom we acquire assets or a business and who do not join us or leave our employment will not compete with us or solicit our employees or clients in the future. Such persons, because they have worked for our company or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.

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

Due to fluctuations in our stock price, acquisition candidates may be reluctant to accept shares of our common stock as purchase price consideration , use of our shares as purchase price consideration may be more dilutive, and the owners of certain companies we seek to acquire may insist on stock price guarantees.

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

Certain acquisition related agreements contain stock price guarantees that may result in cash payments in the future if our price per share falls below a specified per share market value on the date restrictions lapse. Acquisition candidates may continue to negotiate stock price guarantees, particularly in light of our recent stock price volatility, which may increase the cash paid for an acquisition.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and business operations.

We have a significant amount of indebtedness. As of December 31, 2009, the principal amount of our outstanding borrowings totaled $566.1 million of which $564.9 million is under our 7 5/8% senior notes due 2013, 3 3/4% senior subordinated convertible notes due 2012 and 7 3/4% senior notes due 2016 (collectively, our notes) and $3.8 million of outstanding letters of credit under our senior secured bank revolving credit facility. We have an additional $171.2 million of revolving credit available under our senior secured bank credit facility.

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

Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior secured bank credit facility will be adequate to meet our liquidity needs for the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations, that cost savings and operating improvements will be realized or that future borrowings will be available to us. Our senior secured bank credit facility is scheduled to mature on September 30, 2011. We cannot provide assurance that we will be able to obtain alternative or additional third party credit facilities or financing or refinance any of our existing indebtedness on commercially reasonable terms or at all, particularly in light of the current economy and credit situation, in an amount sufficient to enable us to pay our indebtedness and fund our other cash needs and business growth.

We may be required to pay substantial amounts in cash to holders of our convertible notes at the time of conversion prior to maturity.

Our 3 3/4% senior subordinated convertible notes will mature on July 15, 2012. Beginning in the fourth quarter of 2007, our convertible notes became convertible at the option of the holders, and will continue to be convertible until the trading price of our common stock falls below the conversion price during a conversion measurement period, as specified in the indenture governing the convertible notes. We may be required to pay substantial amounts in cash to holders of our convertible notes prior to their stated maturity due to conversions, and there is no assurance we will have sufficient cash on hand or be otherwise able to borrow funds to make such payments when due.

The indentures governing our senior notes generally allow for these payments, and our senior secured bank credit facility permits these payments in some, but not all, circumstances. However, payments of our convertible notes upon conversion could be construed to be a prepayment of principal on subordinated debt, and our existing and future senior debt may prohibit us from making those payments, or may restrict our ability to do so by requiring that we satisfy certain covenants relating to the making of restricted payments. If we are prohibited from paying the conversion consideration, we could seek consent from our senior creditors to make the payment. If we are unable to obtain their consent, we could attempt to refinance the senior debt. If we were unable to obtain consent or refinance the debt, we may be unable to pay the cash portion of the conversion consideration, in which case we could have an event of default under the indenture governing our Convertible Notes. An event of default under the Convertible Note indenture could constitute an event of default under the indentures governing our senior notes and senior secured bank credit facility.

The indenture governing the convertible notes provides that the convertible notes are convertible upon the occurrence of certain events; therefore, we are not able to control the timing of any conversion of the convertible notes. As a result of making cash payments on the convertible notes, we may not have sufficient cash to pay the principal of, or interest on, our other indebtedness and fund our other cash needs. We may attempt to borrow under our senior secured bank credit facility to help fund such payments, but there can be no assurance that we will have sufficient availability under that or any successor facility or that our credit facility lenders will allow us to draw on that facility for the purpose of making payments on our notes.

Our indebtedness is guaranteed by substantially all of our domestic subsidiaries and will be required to be guaranteed by future subsidiaries including those organized or that join us in connection with acquisitions.

Substantially all of our U.S. subsidiaries guarantee our obligations under our notes. They also guarantee and pledge their assets to secure our senior secured bank credit facility. Future subsidiaries formed or incorporated in the U.S., including those organized or acquired by us in connection with acquisitions, will be required to guarantee the notes and our senior secured bank debt and to pledge their assets as collateral for our senior secured credit facility. If we default on any indebtedness, our U.S. subsidiaries could be required to make payments under their guarantees, and our senior secured lenders could foreclose on their assets to satisfy unpaid obligations, which would materially adversely affect our business and financial results.

We may be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our current senior secured bank credit facility and the indentures governing our notes do not prohibit the incurrence of additional debt. As of December 31, 2009, we had $175.0 million of revolving availability under our senior secured bank credit facility, subject to $3.8 million of outstanding letters of credit. If new debt is added to both our and our subsidiaries’ current debt levels, the related risks that we and they now face due to our existing debt level could increase.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive offices located in West Palm Beach, Florida consist of 16,103 square feet under a lease expiring August 2018. Under various leases expiring through August 2017, we lease 56,714 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We also lease offices to support our operations in 33 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles, San Francisco and Washington, D.C., and we lease office space to support our international locations in 21 countries — the UK, Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, Bahrain, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada and the British Virgin Islands. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

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

No matters were submitted to our stockholders for consideration during the fourth quarter ended December 31, 2009.

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

	2009		2008
	High	Low	High	Low
Quarter Ended
March 31	$50.38	$36.54	$71.79	$52.20
June 30	55.99	46.99	70.99	55.47
September 30	56.13	42.61	74.19	64.86
December 31	48.00	40.81	71.69	41.16

Number of Stockholders of Record. As of January 30, 2010, the number of record holders of our common stock was 273.

Dividends. We have not declared or paid any cash dividends on our common stock to date and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future because we intend to retain our earnings, if any, to finance the expansion of our business, make acquisitions and for general corporate purposes. Moreover, our senior secured bank credit facility and the indentures governing our senior notes restrict our ability to pay dividends. See Note 14 — “Long-Term Debt and Capital Lease Obligations” to our consolidated financial statements for more information.

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding stock options and authorized shares of common stock reserved for future issuance under our equity compensation plans as of December 31, 2009. None of the plans have outstanding warrants or rights other than options, except for stock awards, including shares of restricted and unrestricted stock, and deferred stock awards, including stock units and restricted stock units. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in Column (a) of the following table excludes:

•	218,573 shares of common stock issued as unvested stock awards under our 2004 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008);

•	654,923 shares of common stock issued as unvested stock awards under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008);

•

21,968 shares of common stock issued as unvested stock awards, restricted stock awards and restricted stock unit awards under our 2009 Omnibus Incentive Compensation Plan (f/k/a the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors (as Amended and Restated Effective as of May 14, 2008 (2009 Omnibus Plan)); and

•

137,895 shares of common stock sold under our 2007 Employee Stock Purchase Plan, as amended (ESPP), and 1,255,735 shares deregistered with the SEC on January 30, 2009 upon termination of our ESPP, which was effective January 1, 2009.

Equity Compensation Plan Information as of December 31, 2009

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(in thousands)			(in thousands)
Equity compensation plans approved by our security holders	4,762	(1)	$31.96	1,285	(2)
Equity compensation plans not approved by our security holders	—		—	—

Total	4,762		$30.96	1,285

(1)

Includes 860,855 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 1997 Stock Option Plan, 1,860,869 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Long-Term Incentive Plan, as amended, 2,004,253 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Global Long-Term Incentive Plan, as amended, and 36,376 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Plan.

(2)

Includes 118,319 shares of common stock available for issuance under our 2006 Global Long-Term Incentive Plan, as amended, including 34,243 shares of common stock available for stock awards and 1,167,161 shares of common stock available for issuance under our 2009 Omnibus Plan, including 877,045 shares of common stock available for stock awards (including deferred stock and restricted stock unit awards).

Issuances of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2009 (in thousands except per share amounts).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
October 1 through October 31, 2009	9	$42.23	—	$50,000
November 1 through November 30, 2009	3,504	51.28	3,504	250,000
December 1 through December 31, 2009	1,407	51.18	1,371	250,000

Total	4,920		4,875

(1)

The difference between the total number of shares purchased and the number of shares purchased as part of a publicly announced program is 45,650 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)

On November 4, 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million and terminated the $50.0 million stock repurchase program authorized in February 2009. On

November 9, 2009, we entered into an accelerated share buyback (“ASB”) agreement (“ASB Agreement”). On the same day, we and an investment bank executed a supplemental confirmation to effect a $250.0 million ASB transaction under the ASB Agreement. On November 12, 2009, FTI paid $250.0 million to the investment bank and repurchased 3,504,205 shares of our common stock. On December 7, 2009, we repurchased 1,370,602 additional shares of our common stock bringing the total shares delivered to 4,874,807 shares in 2009. On January 27, 2010, we received an additional 580,784 shares of common stock, bringing the total number of repurchased shares to 5,455,591 and the ASB transaction entered into on November 9, 2009 was completed. All of the repurchased shares have been cancelled and retired.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 2009, 2008, 2007, and 2006 were audited by KPMG LLP, an independent registered public accounting firm. Our consolidated financial statements as of and for the year ended December 31, 2005 were audited by Ernst & Young LLP, an independent registered public accounting firm. The data below should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing in “ — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “ — Item 8. Financial Statements and Supplementary Data.”

Our previously reported financial results for the years ended December 31, 2008, 2007, and 2006 have been revised to reflect the impact of the correction of an immaterial error related to the accounting for certain contingent acquisition payments. The impact of the error was a decrease to net income and diluted earnings per share of $2.1 million and $0.04 per share; $3.5 million and $0.08 per share; and $0.8 million and $0.02 per share for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 2 — “Revision of Previously Reported Financial Information,” to our consolidated financial statements for more information.

On January 1, 2009, we retrospectively adopted the provisions of Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1) (“ASC 470-20”) for convertible debt instruments that have cash settlement features. This new guidance applies to our 3 3/4% senior subordinated convertible notes due 2012 (“Convertible Notes”) issued in August 2005. The impact of the adoption of this change in accounting principle was a decrease to net income and diluted earnings per share of $2.4 million and $0.05 per share, $2.3 million and $0.05 per share, $2.1 million and $0.05 per share, and $0.8 million and $0.02 per share for the years ended December 31, 2008, 2007, 2006 and 2005, respectively. See Note 2 — “Revision of Previously Reported Financial Information,” to our consolidated financial statements for more information.

A number of factors have caused our results of operations and financial position to vary significantly from one year to the next and can make it difficult to evaluate period-to-period comparisons because of a lack of comparability. The most significant of these factors are as follows:

Acquisitions

Our results of operations and financial position were impacted by our significant acquisition activities during 2008, 2007, 2006 and 2005. See Note 8 — “Acquisitions” to our consolidated financial statements for more information on the 2008 and 2007 acquisitions.

Share-Based Payments

Effective January 1, 2006, we adopted new accounting principles for share based payments on a prospective basis. Share based payments to employees and non-employee directors were recognized in our financial statements based on their grant date fair values for the years ended December 31, 2009, 2008, 2007 and 2006.

Share based payments to employees and non-employee directors were recognized using the intrinsic value method for the year ended December 31, 2005 which resulted in significantly lower share based compensation expense in 2005.

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

Stockholders’ Equity

In the fourth quarter of 2009 we repurchased 4.9 million shares of common stock for $250 million under an accelerated stock buyback transaction using cash on hand. The repurchase of shares was accounted for as a share retirement resulting in a reduction in stockholders’ equity of $250.0 million. See Note 17 — “Stockholders’ Equity” to our consolidated financial statements for more information.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
INCOME STATEMENT DATA
Revenues	$1,399,946	$1,293,145	$1,001,270	$707,933	$539,545

Operating Expenses
Direct cost of revenues	767,387	708,783	552,347	389,089	291,592
Selling, general and administrative expense	344,318	330,191	255,876	179,361	127,727
Special charges	—	—	—	22,972	—
Amortization of other intangible assets	24,701	18,824	10,615	11,175	6,534

	1,136,406	1,057,798	818,838	602,597	425,853

Operating income	263,540	235,347	182,432	105,336	113,692
Interest income and other	8,158	8,840	8,091	2,198	145
Interest expense	(44,923)	(45,105)	(47,639)	(32,441)	(16,375)
Litigation settlement (losses) gains, net	250	(661)	(1,002)	(187)	(1,629)

Income from continuing operations, before income tax provision	227,025	198,421	141,882	74,906	95,833
Income tax provision	83,999	77,515	55,548	35,744	40,277

Net income	$143,026	$120,906	$86,334	$39,162	$55,556

Earnings per common share — basic	$2.86	$2.46	$2.01	$0.99	$1.36
Earnings per common share — diluted	$2.70	$2.26	$1.88	$0.97	$1.33
Weighted average number of common shares outstanding
Basic	49,963	49,193	43,028	39,741	40,947

Diluted	53,044	53,603	45,974	40,526	41,787

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$118,872	$191,842	$360,463	$91,923	$153,383
Working capital (1)	93,713	147,774	304,306	122,509	193,208
Total assets	2,077,338	2,083,577	1,858,997	1,392,352	958,358
Long-term debt and capital lease obligations, including current portion and fair value hedge adjustments	555,498	551,507	551,172	544,154	318,566
Stockholders’ equity	1,104,214	1,127,557	978,274	577,100	471,526

(1)	Working capital is defined as current assets less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2009 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “ — Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements.

Business Overview

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation services, mergers and acquisitions (M&A), antitrust and competition matters, electronic discovery, management and retrieval of electronically stored information, reputation management and strategic communications. We also provide services to help our clients to take advantage of economic, regulatory, financial and other business opportunities. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

We report financial results for the following five operating segments:

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, including restructuring (including bankruptcy), financings, claims management, mergers and acquisitions (M&A), post-acquisition integration, valuations, tax issues and performance improvement.

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

Our Technology segment is a leading electronic discovery and information management software and service provider. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information (ESI), including e-mail, computer files, voicemail, instant messaging, and financial and transactional data.

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

Most of our services are rendered under time and expense arrangements that require the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement we also bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which the client is required to pay us a fixed fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause significant variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users licensing our Ringtail® and Attenex® software products for installation within their own environments. We license these products directly to end users as well as indirectly through our channel partner relationships. While our business has evolved over the last several years, seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, continue to impact the timing of our revenues.

Our financial results are primarily driven by:

•	the number, size, and type of engagements we secure;

•	the rate per hour or fixed charges we charge our clients for services;

•	the utilization rates of the revenue-generating professionals we employ;

•	the number of revenue-generating professionals;

•	fees from clients on a retained basis or other; and

•	licensing of our software products and other technology services.

We define EBITDA as operating income before depreciation and amortization of intangible assets plus non-operating litigation settlements. Although EBITDA is not a measure of financial condition or performance determined in accordance with generally accepted accounting principles (“GAAP”), we believe that it can be a useful operating performance measure for evaluating our results of operations as compared from period to period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and credit rating agencies to value and compare the financial performance of companies in our industry. We use EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee bonuses. We also use EBITDA to value the businesses we acquire or anticipate acquiring. EBITDA is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. This non-GAAP measure should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income.

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, unallocated corporate expenses and including non-operating litigation settlement gains and losses, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of certain centrally managed direct costs, such as information technology services, accounting, marketing, human resources and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with generally accepted accounting principles, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine segment employee cash incentive compensation. Unallocated corporate expenses include primarily indirect costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include costs related to executive management, legal, corporate office support costs, information technology, accounting, marketing, human resources, and company-wide business development functions.

We define acquisition growth as the results of operations of acquired companies in the first year following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of acquisitions.

Executive Highlights

	Year Ended December 31,
	2009	2008	% Growth
	(dollars in thousands, except per share amounts)
Revenues	$1,399,946	$1,293,145	8.3%
Operating income	$263,540	$235,347	12.0%
EBITDA	$317,255	$279,547	13.5%
Net income	$143,026	$120,906	18.3%
Earnings per common share — diluted	$2.70	$2.26	19.5%
Net cash provided by operating activities	$250,769	$197,480	27.0%
Total number of employees at December 31,	3,472	3,382	2.7%

Revenue for the year ended December 31, 2009 increased 8.3% to $1.4 billion, compared to $1.3 billion in the prior year. Our revenue grew through a combination of organic growth of approximately 3% and contributions from companies acquired of approximately 5%. Revenues from acquisitions contributed primarily to the revenues of the Corporate Finance/Restructuring and Strategic Communications segments and, to a lesser extent, the Technology and Forensic and Litigation Consulting segments. The estimated impact of the net appreciation of the U.S. Dollar against other currencies had the effect of reducing revenue by approximately $25 million, or 1.9%, for the full year.

Late in the year we began to experience a transition in the drivers of our business from the credit crisis and recession, which predominated the first three quarters, to the early stages of economic recovery. Our countercyclical activities, such as bankruptcy and restructuring, grew at robust rates for the full year but slowed significantly in the fourth quarter compared to the first three quarters. Our pro-cyclical activities, such as certain strategic communications and economic consulting services as well as other services that are primarily driven by discretionary corporate spending or capital markets and M&A activity began to show signs of stabilizing and, in some cases, resumption of growth as the year concluded.

Operating income increased by $28.2 million, or 12.0%, to $263.5 million compared to $235.3 million in the same period last year. EBITDA, as previously defined, increased by $37.8 million, or 13.5%, to $317.3 million compared to $279.5 million in the same period last year. EBITDA was 22.7% of revenue in 2009 compared to 21.6% of revenue in 2008. The higher operating income and EBITDA was driven by exceptional growth in the Corporate Finance/Restructuring segment, a slight increase in the Forensic and Litigation Consulting segment and strong management of corporate expenses. These served to offset lower operating income and EBITDA in the Strategic Communications and Economic Consulting segments. The operating income of the Technology segment decreased relative to the prior year but EBITDA improved, because year over year growth in depreciation and amortization of intangible assets, which are excluded from the calculation of EBITDA, were the drivers of the decline in operating income.

Net income increased $22.1 million, or 18.3%, to $143.0 million from $120.9 million. Diluted earnings per common share were $2.70 per diluted share, or a 19.5% increase over the prior year of $2.26 per diluted share, reflective of the Company’s higher operating earnings supplemented by a 1.0% decrease in average weighted shares. Exercise of stock options, shares issued for acquisitions and increases in the dilution adjustments for the company’s convertible notes and options were offset by shares of common stock that we repurchased pursuant to an accelerated stock buyback transaction in the fourth quarter of 2009.

Cash provided by operating activities in 2009 was $250.8 million, an increase of $53.3 million over the prior year, reflective of our higher earnings and improved cash collection efforts in 2009. Our fourth quarter collections remained strong. The principal use of cash was to fund the accelerated stock buyback transaction and acquisitions. Cash, cash equivalents and short-term investments at December 31, 2009 were $133.9 million.

Headcount increased by 90, or 2.7%, to 3,472 largely in the Corporate Finance/Restructuring, Economic and Forensic and Litigation Consulting segments through a combination of hiring to support the growth of the businesses and the addition of employees who joined the Company through acquired businesses. Headcount declined in the Strategic Communications and Technology segments due to actions taken to bring resources into line with the current demand for their services.

Operational Highlights

Organic revenue growth remained exceptionally strong throughout the first three quarters for our Corporate Finance/Restructuring segment, which benefited directly from the worldwide economic and financial challenges. The Corporate Finance/Restructuring segment was active in restructuring assignments in a broad range of industries impacted by the global credit crisis such as financial services, retail, automotive and the homebuilding/real estate/construction markets. Segment growth was also enhanced by increasing revenue from our UK restructuring practice, which has gained greater market acceptance, increased headcount and expanded its range of offerings to meet demand for its services, and the initial contribution from the segment’s Canadian and Latin American practices, which were launched in late-2008 and early-2009. Momentum in the segment slowed in the fourth quarter due to the reduced volume of large bankruptcy filings and restructurings and improved credit market conditions which have allowed companies to arrange for debt relief.

Revenues of the Forensic and Litigation Consulting segment, which relies on litigation and regulatory investigations and proceedings, increased compared to last year despite a slow demand environment as corporations continue to control expenses and defer litigation. Continued contributions from several large financial fraud investigations and strong performances by our intellectual property, regulated industry and Latin American investigations practices were partially offset by lower revenues in our Trial Services practice, which was negatively impacted by the weak litigation activity. EBITDA margins were comparable to the prior year as cost controls offset higher internal allocations of corporate costs incurred in direct support of segment operations.

The Economic Consulting segment generated higher revenues in 2009, with accelerating momentum through the year due to increasing activity in strategic M&A transactions, rising activity levels in the financial economics and network industries practices, increasing contributions from the segment’s new offices in New York and Los Angeles, and acceleration in the level of engagement work in our recently-formed European practice based in London. Margins in the segment declined in comparison to a strong performance in the prior year due to the cost of expansion into new service offerings and geographic markets and the hiring of additional professionals to meet anticipated higher demand, which began to occur in the latter part of the year.

Revenues in the Technology segment decreased year-over-year as contributions from large investigations, bankruptcy cases and M&A second requests were offset by significant declines in revenues from product liability cases and lower pricing compared to a year ago. Segment EBITDA margins improved compared to a year ago as lower direct expenses from improved operating efficiencies and cost controls offset the decline in revenues.

The Strategic Communications segment was challenged by the dramatically slower volume of capital markets activity and M&A transactions, and the continued impact of the global recession on discretionary spending, which caused a decline in revenues related to M&A engagements and pressure on fees from retained clients. Margins for the year declined compared to a year ago due to the lower revenues. In addition, the segment was the most impacted by foreign exchange fluctuations, which reduced revenue by 6.0% and EBITDA by 7.7% for the year.

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

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee, performance-based and unit-based.

Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at contractually agreed-upon rates. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed-upon rates as work is performed.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed fee every month over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term.

In performance-based or contingent billing arrangements, fees are tied to the attainment of contractually defined objectives. Often this type of arrangement supplements a time-and-expense or fixed-fee engagement, where payment of a performance-based fee is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met and collection of the fee is reasonably assured.

In our Technology segment, unit-based revenues are based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client. We recognize revenues for our professional services rendered under unit-based engagements as the services are provided based on agreed-upon rates. We also generate certain revenue from software licenses and maintenance. We have vendor-specific objective evidence of fair value for support and maintenance separate from software for the majority of our products. Accordingly, when licenses of certain offerings are included in an arrangement with support and maintenance, we recognize the license revenue upon delivery of the license and recognize the support and maintenance revenue over the term of the maintenance service period. Substantially all of our software license agreements do not include any acceptance provisions. If an arrangement allows for customer acceptance of the software, we defer revenue until the earlier of customer acceptance or when the acceptance provisions lapse. Hosting revenues from hosting fees are recognized ratably over the term of the hosting agreement. We have certain arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are accounted for in accordance ASC 605-25, Multiple-Element Arrangements, and recognized pursuant to the criteria described above.

Some clients pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We generally apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, when we complete our work. If the client is in bankruptcy, fees for our services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work and final fee settlements have been negotiated. We make a determination whether to record all or a portion of such holdback as revenue prior to collection on a case-by-case basis.

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until all criteria for recognizing revenue are met. Reimbursable expenses, including those relating to travel, out-of pocket expenses, outside consultants and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the consolidated balance sheets.

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions negotiated by clients or imposed by bankruptcy courts. Even if a bankruptcy court approves our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors We estimate the allowance for all receivable risks by reviewing the status of each matter account and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts requires us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

The provision for doubtful accounts is recorded after the related work has been billed to the client and we discover full collectability is not assured. It is classified in “Selling, general and administrative expense” on the Consolidated Statements of Income and totaled $19.9 million, $22.5 million, and $11.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The provision for unbilled services is normally recorded prior to customer billing and is recorded as a reduction to revenues. This provision normally relates to fee adjustments, estimates of fee reductions that may be imposed by bankruptcy courts and other discretionary pricing adjustments.

Goodwill and Other Intangible Assets. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements and software.

We test our goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors we consider important that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant negative industry or economic trend; and or

•	our market capitalization relative to net book value.

We assess our goodwill for impairment using a fair value approach at the reporting unit level. The goodwill impairment test is a two-step process. The first step (“Step 1”) involves determining whether the estimated fair value of the reporting units exceeds the respective book values. If the fair value exceeds the book value, goodwill of that reporting unit is not impaired. However, if the book value exceeds the fair value of the reporting unit, goodwill may be impaired and additional analysis is required. The second step (“Step 2”) of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

In performing the Step 1 of the goodwill impairment test, we compared the carrying amount of our reporting units to their estimated fair values. When available and as appropriate, we use market multiples derived from a set of competitors with comparable market characteristics to establish fair values (a market approach) for a particular reporting unit. If a set of comparables is not available, we estimate fair value using discounted cash flows (an income approach).

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates, as our businesses operate in a number of markets and geographical regions. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting units. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth and EBITDA (earnings before interest expense, income taxes, depreciation and amortization), tax rates, capital expenditures, weighted average cost of capital (“WACC”) and related discount rates and expected long-term growth rates. The assumptions which have the most significant effect on our valuations derived using a discounted cash flows methodology are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the discount rate.

The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Long-term growth rates represent the expected long-term growth rate for the company, considering the industry in which we operate and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The risk adjusted discount rate used represents the estimated WACC for our reporting units. The WACC is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) a size premium based on the equity capitalization of our company.

We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account a reasonable control premium.

The results of the Step 1 process indicated that the fair value of our reporting units exceeded their respective book values. As a result, Step 2 of the goodwill impairment test did not need to be performed and therefore no impairment charge was recorded for 2009. We believe that the procedures performed and the estimates and assumptions used in the Step 1 analyses for each reporting unit are reasonable and in accordance with the authoritative guidance. Based on our 2009 impairment assessment at October 1, 2009, we believe we have no at-risk goodwill.

There can be no assurance however that the estimates and assumptions used in our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment test or prior to that, if a triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.

Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired definite-lived intangible assets on a straight-line basis over periods ranging primarily from 1 to 15 years.

Share-Based Compensation. We recognize share-based compensation using a fair value based recognition method. Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period or performance period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date.

We use the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various highly judgmental assumptions including volatility and expected term, which are based on our historical experience. We also make assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

Restricted stock is measured based on the fair market values of the underlying stock on the dates of grant. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards as share based compensation expense over the performance period. We consider each performance period separately, based upon our determination of whether it is probable that the performance target will be achieved. At each reporting period, we reassess the probability of achieving the performance targets. If a performance target is not met, no compensation cost is ultimately recognized against that target, and, to the extent previously recognized, compensation expense is reversed. For all our share-based awards, we estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. We estimate the forfeiture rate based on historical experience. Groups of share-based award holders that have similar historical behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

Share-based awards granted to non-employees (primarily consultants) are measured at the estimated fair value on the grant date of the award. The fair value of the awards is then remeasured at each reporting date until the award vests. The stock-based compensation expense related to these grants will fluctuate as the estimated fair value of the common stock fluctuates over the period from the grant date to the vesting date.

Income Taxes. Our income tax provision consists principally of federal, state and international income taxes. We generate income in a significant number of states located throughout the U.S. as well as foreign countries in which we conduct business. Our effective income tax rate may fluctuate due to changes in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses.

Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Significant New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). This update amends guidance included in ASC Topic 810, Consolidation as a result of Statement of Financial Accounting Standards (“SFAS”) No. 167, which was issued by the FASB in June 2009. ASU 2009-17 amends previous guidance set forth by FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” to address the elimination of the concept of a qualifying special purpose entity. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses or right to receive benefits from the entity. ASU 2009-17 requires additional disclosures aimed at providing more timely and useful information about an enterprise’s involvement with a variable interest entity. These new provisions will become effective as of January 1, 2010 for calendar year-end companies. We will adopt the new provisions in January 2010, and do not anticipate any material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which affects ASC Topic 605, Revenue Recognition. ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements. It eliminates the requirement under previous guidance that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of fair value before recognizing a portion of revenue related to the delivered items, and establishes that revenue be allocated to each element based on its relative selling price, as determined by VSOE, TPE, or the entity’s estimated selling price if neither of the aforementioned is available. Additionally, ASU 2009-13 eliminates the residual method of allocation and expands required disclosures about multiple-element revenue arrangements. We are required to adopt the amendments in ASU 2009-13 prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$514,260	$374,504	$261,625
Forensic and Litigation Consulting	259,204	253,918	217,028
Economic Consulting	234,723	219,883	174,447
Technology	211,680	220,359	162,837
Strategic Communications	180,079	224,481	185,333

Total revenues	$1,399,946	$1,293,145	$1,001,270

Operating income
Corporate Finance/Restructuring	$165,757	$108,013	$70,412
Forensic and Litigation Consulting	54,456	52,118	53,135
Economic Consulting	43,928	55,123	42,861
Technology	55,599	58,090	55,053
Strategic Communications	16,455	43,976	38,315

Segment operating income	336,195	317,320	259,776
Unallocated corporate expenses	(72,655)	(81,973)	(77,344)

Operating income	263,540	235,347	182,432

Other income (expense)
Interest income and other	8,158	8,840	8,091
Interest expense	(44,923)	(45,105)	(47,639)
Litigation settlement losses, net	250	(661)	(1,002)

	(36,515)	(36,926)	(40,550)

Income before income tax provision	227,025	198,421	141,882
Income tax provision	83,999	77,515	55,548

Net income	$143,026	$120,906	$86,334

Earnings per common share — basic	$2.86	$2.46	$2.01
Earnings per common share — diluted	$2.70	$2.26	$1.88

Reconciliation of Operating Income to EBITDA:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Operating income	$263,540	$235,347	$182,432
Add back: depreciation	28,764	26,037	19,351
Add back: amortization of other intangible assets	24,701	18,824	10,615
Litigation settlement losses, net	250	(661)	(1,002)

EBITDA	$317,255	$279,547	$211,396

Year Ended December 31, 2009 compared to December 31, 2008

Revenues and Operating Income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased $9.3 million, or 11.4%, to $72.7 million for 2009 from $82.0 million for 2008, primarily due to the following:

•	Allocations to our operating segments increased $22.7 million, mainly for direct costs of information technology and systems and segment marketing;

•	Salaries, bonuses, and benefits increased $6.0 million due to hiring of additional corporate employees to support our growing organization;

•	Marketing and business development expenses increased $9.8 million, primarily due to the launch of our new corporate branding strategy; and

•

Professional services related to our proposed initial public offering (“IPO”) of stock of our Technology segment that was contemplated in 2008, which were $2.6 million in 2008. No Technology segment IPO offering related expenses were incurred in 2009.

Interest Income and Other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $0.6 million to $8.2 million for 2009 from $8.8 million for 2008. The decrease is primarily due to lower interest rates earned on cash balances in 2009 relative to 2008 which resulted in a $1.8 million decrease in interest income. In addition, there was a $0.3 million net negative impact relative to 2008 from foreign exchange transaction gains and losses due to the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency. Interest income and other also included a $2.3 million remeasurement gain in 2009 related to the acquisition of the remaining 50% equity interest in a German joint venture owned by our Strategic Communications segment, partially offset by a decrease in investment income related to the same joint venture which was accounted for as an equity investment prior to its consolidation in the third quarter of 2009.

Interest Expense

Interest expense decreased $0.2 million to $44.9 million for the year ended December 31, 2009 from $45.1 million for the year ended December 31, 2008. The decrease was primarily due to the favorable impact of lower interest rates on interest rate swap contracts designated as fair value hedges on $60 million of 7  5/8% senior notes due 2013. The counterparties to the interest rate swaps exercised their right to terminate the interest rate swaps as of June 15, 2009 which resulted in a $2.3 million gain on termination. This gain has been recorded in “Long-term debt and capital lease obligations” on the Consolidated Balance Sheets and will be amortized as a reduction to interest expense over the remaining term of the 7  5/8% Notes, resulting in an effective interest rate of 6.5% per annum on $60.0 million of the 7  5/8% senior notes due 2013.

Income Tax Provision

Our effective tax rate was 37.0% for the year ended December 31, 2009 as compared to 39.1% for the year ended December 31, 2008. The decrease in the effective tax rate from the previous year is primarily due to a decline in non deductible expenses and changes in estimate related to the prior year tax provisions. These benefits were partially offset by higher state income taxes. The changes in estimate were primarily attributable to the completion of tax projects with respect to our ability to qualify for technical income tax positions surrounding certain tax credits and deductions.

Year Ended December 31, 2008 compared to December 31, 2007

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

Interest Income and Other

Interest income and other, which includes foreign currency transaction gains and losses, increased $0.7 million, to $8.8 million in 2008 from $8.1 million in 2007. The increase is primarily due to a $1.7 million net positive impact from foreign exchange transaction gains and losses relative to 2007, largely related to the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency.

Interest Expense

Interest expense decreased $2.5 million to $45.1 million for the year ended December 31, 2008 from $47.6 million for the year ended December 31, 2007. The decrease was primarily due to the favorable impact of lower interest rates on our variable interest rate hedge contracts and slightly lower debt balances in 2008.

Income Tax Provision

Our effective tax rate for 2008 decreased to 39.1% from 39.2% in 2007. The decrease in the rate is primarily due to a decrease in non deductible expenses which were largely offset by a non-recurring benefit that was recognized in 2007. The non-recurring benefit in 2007 related to a change in our international tax structure that reduced the amount of foreign earnings that will be subject to U.S. Federal income tax.

SEGMENT RESULTS

Segment EBITDA

We evaluate the performance of our operating segments based on segment EBITDA which is a non-GAAP measure. The following table reconciles segment operating income to segment EBITDA for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Segment operating income	$336,195	$317,320	$259,776
Add back: depreciation	22,737	20,342	14,582
Add back: amortization of other intangible assets	24,701	18,824	10,615
Less: Non-operating litigation settlement losses, net	—	(436)	(798)

Total Segment EBITDA	$383,633	$356,050	$284,175

Other Segment Operating Data

	Year Ended December 31,
	2009	2008	2007
Number of revenue-generating professionals: (at period end)
Corporate Finance/Restructuring	758	669	406
Forensic and Litigation Consulting	667	639	430
Economic Consulting	302	264	236
Technology	338	357	344
Strategic Communications	573	592	538

Total revenue-generating professionals	2,638	2,521	1,954

Utilization rates of billable professionals: (1)
Corporate Finance/Restructuring	73%	75%	80%
Forensic and Litigation Consulting	73%	70%	75%
Economic Consulting	76%	83%	85%

Average billable rate per hour: (2)
Corporate Finance/Restructuring	$439	$438	$409
Forensic and Litigation Consulting	333	330	321
Economic Consulting	456	446	412

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

CORPORATE FINANCE/RESTRUCTURING

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands, except rate per hour)
Revenues	$514,260	$374,504	$261,625

Operating expenses:
Direct cost of revenues	276,694	208,170	149,955
Selling, general and administrative expense	65,477	54,759	41,096
Amortization of other intangible assets	6,332	3,562	162

	348,503	266,491	191,213

Segment operating income	165,757	108,013	70,412
Litigation settlement losses	—	—	(526)
Add back: depreciation and amortization of intangible assets	9,794	6,165	1,743

Segment EBITDA	$175,551	$114,178	$71,629

Gross profit (1)	$237,566	$166,334	$111,670
Gross profit margin (2)	46.2%	44.4%	42.7%
Segment EBITDA as a percent of revenues	34.1%	30.5%	27.4%
Number of revenue generating professionals (at period end)	758	669	406
Utilization rates of billable professionals	73%	75%	80%
Average billable rate per hour	$439	$438	$409

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Year ended December 31, 2009 compared to December 31, 2008

Revenues increased $139.8 million, or 37.3%, to $514.3 million in 2009 from $374.5 million in 2008. Revenue growth from acquisitions was approximately $40 million, or 10% due to acquisitions completed in 2008. Organic revenue growth was approximately $100 million, or 27%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue growth would have been approximately 28%. Organic revenue increased due to significant business in the U.S. restructuring practice for both bankruptcy and non-bankruptcy cases, which offset declines in capital markets and M&A related engagements. From an industry perspective, the demand for restructuring services was broad based in 2009 with significant engagements in the financial services, automotive, retail, real estate, communications and media and construction sectors. This is in contrast to the demand for restructuring services in the prior year which was primarily concentrated in the mortgage, monoline insurance, financial institution and housing related markets. The demand for restructuring services began to decline in the fourth quarter of 2009 as the economy began to recover and is expected to continue to decline in the coming year as the economy improves and the number of troubled companies and large bankruptcy filings are anticipated to decline. We believe that any decreased demand for restructuring services will be partially offset by a gradual increase in the demand for real estate and other transaction advisory services as the economy improves.

Gross profit increased $71.3 million to $237.6 million in 2009 from $166.3 million in 2008. Gross profit margin increased to 46.2% for 2009 from 44.4% for 2008. Higher billing rates and a more profitable mix of restructuring revenue offset the impact of the addition of our general advisory real estate subpractice and lower utilization. Correspondingly, revenue generating headcount increased by 89 at December 31, 2009 relative to December 31, 2008. However, headcount is down from peak levels earlier in 2009 in response to the decreased demand for restructuring services in the fourth quarter of 2009.

Selling, general and administrative (“SG&A”) expense increased $10.7 million, or 19.6% to $65.5 million in 2009 from $54.8 million in 2008. As a percentage of revenues, SG&A expense was 12.7% for 2009, down from

14.6% in 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations, the addition of a full year of expenses relating to our general advisory real estate sub-practice which was acquired in April 2008 and an increase in rent and occupancy costs partially offset by lower bad debt expense. Bad debt expense was 0.5% of revenues for 2009 versus 1.8% for the 2008.

Amortization of other intangible assets increased by $2.7 million to $6.3 million in 2009 from $3.6 million in 2008 due to the amortization of intangible assets acquired in business combinations completed in 2008.

Segment EBITDA increased $61.4 million, or 53.8%, to $175.6 million for 2009 from $114.2 million for 2008.

Year ended December 31, 2008 compared to December 31, 2007

Revenues increased $112.9 million, or 43.1%, to $374.5 million in 2008 from $261.6 million in 2007. Revenue growth from acquisitions was approximately $33 million, or 13%. Our 2008 acquisitions were primarily focused on the addition of a general advisory real estate subpractice. Organic revenue growth was approximately $80 million, or 30%. Excluding the negative impact of foreign currency translation which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue growth would have been approximately 31%. The demand for restructuring consulting was strong in 2008 due to continued instability in the sub-prime mortgage, automotive, monoline insurers, financial institution and housing related markets. The key drivers of the organic revenue growth were an increase in chargeable hours due to the addition of approximately 100 revenue generating professionals other than through acquisitions in 2008, and to a lesser extent, bill rate increases that went into effect in the first quarter of 2008. While professional staff utilization increased for much of the segment, a decline in utilization in our Transaction Advisory and our general advisory Real Estate subpractices caused by the market dislocation in the latter half of 2008 resulted in a year over year decline in the total segment utilization rate.

Gross profit increased $54.6 million, or 49.0% to $166.3 million for the year ended December 31, 2008 from $111.7 million for the year ended December 31, 2007. Gross profit margin increased 1.7 percentage points to 44.4% in 2008 from 42.7% in 2007. The improvement in gross profit margin was primarily due to a higher level of success fees and improved leverage from a favorable staff mix in 2008.

SG&A expense increased $13.7 million, or 33.2% to $54.8 million in 2008 from $41.1 million in 2007. As a percentage of revenue, SG&A was 14.6% in 2008, down favorably from 15.7% in 2007. The increase in SG&A expense in 2008 was primarily due to $7.0 million from businesses acquired in 2008, higher travel expenses and facility costs and higher bad debt expense, at 1.8% of revenue versus 1.6% in the prior year.

Amortization of other intangible assets increased by $3.4 million to $3.6 million in 2008 from $0.2 million in 2007 primarily due to the amortization of intangible assets acquired in a business combination completed in the second quarter of 2008.

Segment EBITDA increased $42.6 million, or 59.4%, to $114.2 million in 2008 from $71.6 million in 2007.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands, except rate per hour)
Revenues	$259,204	$253,918	$217,028

Operating expenses:
Direct cost of revenues	148,794	148,310	119,282
Selling, general and administrative expense	53,148	50,597	42,509
Amortization of other intangible assets	2,806	2,893	2,102

	204,748	201,800	163,893

Segment operating income	54,456	52,118	53,135
Litigation settlement losses	—	—	(175)
Add back: depreciation and amortization of intangible assets	5,125	5,375	4,332

Segment EBITDA	$59,581	$57,493	$57,292

Gross profit (1)	$110,410	$105,608	$97,746
Gross profit margin (2)	42.6%	41.6%	45.0%
Segment EBITDA as a percent of revenues	23.0%	22.6%	26.4%
Number of revenue generating professionals (at period end)	667	639	430
Utilization rates of billable professionals (3)	73%	70%	75%
Average billable rate per hour	$333	$330	$321

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	The calculation for utilization and average billable rate per hour excludes the impact of revenue billed on a basis other than time and materials and the impact of certain newly acquired businesses.

Year Ended December 31, 2009 compared to December 31, 2008

Revenues increased $5.3 million, or 2.1%, to $259.2 million for 2009 from $253.9 million for 2008, due to revenue growth attributable to our acquisitions completed in 2008 of approximately $6 million, or 3%, primarily driven by our UK forensic accounting and construction consulting practices. Organic revenues declined approximately $1 million. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue increased approximately 1%. Our construction services business has continued to expand, and our Latin American investigations and North American consulting practice revenue has also grown over the prior year. This revenue growth was partially offset by a decline in revenue from trial services and our Asia Pacific international risk practice. Revenue from our North American consulting practice benefited from revenue associated with two high profile fraud cases which began in the first quarter of 2009 and replaced a significant amount of the revenues generated in other investigation cases for the same period in the prior year. Revenue generating headcount increased relative to 2008 due to strategic hires in the U.S. and the addition of staff in Europe, the Middle East, Africa and Latin America, which were partially offset by staff reductions in our Asia Pacific international risk practice in response to contracting markets in the region.

Gross profit increased $4.8 million, or 4.5% to $110.4 million for 2009 from $105.6 million for 2008. Gross profit margin increased to 42.6% for 2009 from 41.6% for 2008. The primary drivers of the margin improvement were higher utilization as the segment continued its focus on specialized practices and industry expertise combined with cost containment efforts.

SG&A expense increased $2.5 million, or 5.0% to $53.1 million for 2009 from $50.6 million for 2008. As a percentage of revenues, SG&A expense was 20.5% for 2009, up from 19.9% for 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations and higher bad debt partially offset by lower personnel related costs. Bad debt expense increased to 2.2% of revenues for 2009 versus 2.0% for 2008.

Amortization of other intangible assets decreased by $0.1 million to $2.8 million in 2009 from $2.9 million in 2008.

Segment EBITDA increased $2.1 million, or 3.6%, to $59.6 million for 2009 from $57.5 million for 2008.

Year Ended December 31, 2008 compared to December 31, 2007

Revenues increased $36.9 million, or 17.0%, to $253.9 million in 2008 from $217.0 million in 2007. Revenue growth from acquisitions was approximately $31 million, or 14%. Our acquisitions were focused on expansion both domestically and internationally of our existing lines of business, primarily in construction services, investigations and forensic accounting. Organic revenue growth was approximately $6 million, or 3%. Organic revenue growth from our North American consulting practice was approximately $6 million with continued strength in both investigation and dispute driven projects for regulated industries (e.g. pharmaceutical, healthcare and insurance). Organic revenue growth from our Latin American Investigations business was approximately $5 million due to global demand for our Foreign Corrupt Practices Act investigations, general fraud investigations and business intelligence services. Our construction services group had organic revenue growth of approximately $4 million due to additional headcount and higher utilization. Offsetting this revenue growth was a decline in organic revenue from Trial Services of approximately $6 million. Utilization is down significantly in Trial Services as a result of fewer large litigation matters in 2008 prompted by the current economic environment. In addition, our Asia Pacific practice has experienced a decline in organic revenue of approximately $3 million. Our financial institution clients have been impacted by the U.S. economic downturn and credit crisis resulting in less investigative due diligence work in Asian markets.

The number of revenue generating professionals increased by 209 in 2008 primarily due to professionals added as a result of acquisitions. The average billable rate per hour increased due to yearly billing rate increases that took place in September 2007 and September 2008 and some slight effect of a differing mix of professionals utilized.

Gross profit increased $7.9 million, or 8.0% to $105.6 million for 2008 from $97.7 million for 2007. Gross profit margin decreased by 3.4 percentage points to 41.6% in 2008 from 45.0% in 2007. Acquisitions contributed 1.5 percentage points to the decline due to higher short term integration expenses, including facility costs and retention payments. In addition, market pressures in Asia Pacific and Europe similar to those experienced in the U.S. impacted these acquired businesses. The gross profit margin on our legacy business declined approximately 1.9 percentage points in 2008 primarily due to lower utilization.

SG&A expense increased $8.1 million, or 19.0% to $50.6 million in 2008, from $42.5 million in 2007. As a percentage of revenue, SG&A was almost flat at 19.9% compared to 19.6% in 2008 and 2007, respectively. The increase in SG&A expense in 2008 was primarily due to $6.5 million from businesses acquired in 2008, and higher bad debt expense at 2.0% of revenue versus 1.6% in the prior year.

Segment EBITDA increased $0.2 million, or 0.4%, to $57.5 million in 2008 from $57.3 million in 2007.

ECONOMIC CONSULTING

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands, except rate per hour)
Revenues	$234,723	$219,883	$174,447

Operating expenses:
Direct cost of revenues	152,932	136,322	106,174
Selling, general and administrative expense	35,744	26,157	21,960
Amortization of other intangible assets	2,119	2,281	3,452

	190,795	164,760	131,586

Segment operating income	43,928	55,123	42,861
Add back: depreciation and amortization of intangible assets	3,917	3,897	5,224

Segment EBITDA	$47,845	$59,020	$48,085

Gross profit (1)	$81,791	$83,561	$68,273
Gross profit margin (2)	34.8%	38.0%	39.1%
Segment EBITDA as a percent of revenues	20.4%	26.8%	27.6%
Number of revenue generating professionals (at period end)	302	264	236
Utilization rates of billable professionals	76%	83%	85%
Average billable rate per hour	$456	$446	$412

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Year ended December 31, 2009 compared to December 31, 2008

Revenues increased $14.8 million, or 6.7%, to $234.7 million for 2009 from $219.9 million for 2008. Revenue growth was primarily organic arising from our two new offices in the U.S. and our recently formed European practice based in London. This market expansion resulted in an increase in revenue generating professionals and offset declines in strategic M&A and financial economic consulting engagements relative to 2008. Financial economic consulting includes consulting related to issues such as class action securities litigation, material adverse change clauses, purchase price premiums, ERISA lawsuits, complex valuations of assets including financial instruments and criminal cases related to financial dealings. Financial economic consulting declined significantly in the first half of 2009, then began to rebound by the end of the year. There was also a noticeable drop off in strategic M&A consulting in the beginning of 2009, followed by slow but steady growth in the second half of 2009. Conversely, antitrust litigation consulting in 2009 continued at a higher level than 2008.

Gross profit decreased $1.8 million, or 2.1% to $81.8 million for 2009 from $83.6 million for 2008. Gross profit margin decreased to 34.8% for 2009 from 38.0% for 2008. Margin declines resulted from lower utilization due to the slower than expected start-up of new engagements experienced in the first nine months of 2009; from the opening of new offices in the U.S., UK, Canada and France, and from the effects of variable share-based compensation expense. Entering new markets with a “build” strategy tends to result in margin compression until operations grow to a scale at which revenues and staff leverage offset recruitment payments paid to the senior hires generally made earliest in the process.

SG&A expense increased $9.5 million, or 36.7% to $35.7 million for 2009 from $26.2 million for 2008. As a percentage of revenues, SG&A expense was 15.2% for 2009 versus 11.9% for 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations, higher bad debt expense, and higher technology infrastructure costs. Bad debt expense was 2.6% of revenue for 2009 versus 1.7% for 2008.

Amortization of other intangible assets decreased by $0.2 million to $2.1 million in 2009 from $2.3 million in 2008.

Segment EBITDA declined $11.2 million, or 18.9%, to $47.8 million for 2009 from $59.0 million for 2008.

Year ended December 31, 2008 compared to December 31, 2007

Revenues increased $45.5 million, or 26.0%, to $219.9 million in 2008 from $174.4 million in 2007. Revenue growth was primarily due to improved pricing for our services in 2008, due to billing rate increases in January 2008 and October 2008 for most of the Economic Consulting segment. In addition, increased demand for our services in 2008 prompted an increase of 28 revenue generating professionals which resulted in more chargeable hours. There was a strong market for antitrust litigation consulting throughout 2008, while strategic M&A and financial economic consulting experienced high demand in the early part of 2008 and returned to more normal levels toward the end of the year. Utilization in 2008 was slightly lower than the prior year at 83%.

Gross profit increased $15.3 million, or 22.4% to $83.6 million for 2008 from $68.3 million for 2007. Gross profit margin decreased 1.1 percentage points to 38.0% in 2008 from 39.1% in 2007. The decrease in gross profit margin was primarily due to an increase in incentive compensation as a percentage of revenues which was required to attract and retain key management personnel who are in high demand in the marketplace.

SG&A expense increased $4.2 million, or 19.1% to $26.2 million in 2008 from $22.0 million in 2007. As a percentage of revenue, SG&A was 11.9% in 2008, down favorably from 12.6% in 2007. The increase in SG&A expense in 2008 was driven primarily by an increase of $2.7 million of bad debt expense in 2008 at 1.7% of revenue in 2008 versus 0.6% in the prior year. In addition, employee related and occupancy costs have increased as a result of employee growth.

Segment EBITDA increased 22.7%, to $59.0 million in 2008 from $48.1 million in 2007.

TECHNOLOGY

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Revenues	$211,680	$220,359	$162,837

Operating expenses:
Direct cost of revenues	77,337	87,659	75,619
Selling, general and administrative expense	70,501	69,586	30,920
Amortization of other intangible assets	8,243	5,024	1,245

	156,081	162,269	107,784

Segment operating income	55,599	58,090	55,053
Litigation settlement losses	—	(235)	—
Add back: depreciation and amortization of intangible assets	20,116	15,651	7,868

Segment EBITDA	$75,715	$73,506	$62,921

Gross profit (1)	$134,343	$132,700	$87,218
Gross profit margin (2)	63.5%	60.2%	53.6%
Segment EBITDA as a percent of revenues	35.8%	33.4%	38.6%
Number of revenue generating professionals (at period end)	338	357	344

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Year Ended December 31, 2009 compared to December 31, 2008

Revenues decreased $8.7 million, or 3.9% to $211.7 million for 2009 from $220.4 million for 2008. Revenue growth from acquisitions completed in 2008 was approximately $8 million, or 4%. Organic revenue declined approximately $17 million, or 8%. Approximately 1% of this decline was due to the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar. The decline in revenue relative to 2008 was primarily due to a decrease in revenues generated by several large product liability cases, which was partially offset by revenues from several large financial fraud matters and bankruptcy related consulting in 2009. While lower pricing has continued to impact our on-demand unit based revenue compared to the prior year, this has been partially offset by higher volumes. The number of revenue generating professionals has decreased to 338 at December 31, 2009 from 357 at December 31, 2008 due to actions taken to bring resources into line with the current demand for our services.

Unit based revenue is defined as revenue billed on a per-item, per-page, or some other unit based method and includes revenue from data processing and storage, software usage and software licensing. Unit based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance.

Gross profit increased $1.6 million, or 1.2% to $134.3 million for 2009 from $132.7 million for 2008. Gross profit margin increased to 63.5% for 2009 from 60.2% for 2008. Gross profit margin for 2009 benefited from a change in the classification of certain costs from direct cost of revenues to SG&A expense. If presented on a comparable basis, the gross profit margin for 2008 would have been 63.3%. The 2009 gross profit margin remained comparable to the 2008 gross profit margin because higher margin direct and channel revenues from software products acquired in a merger completed in the third quarter of 2008 offset the negative impact of pricing pressures on our on-demand services.

SG&A expense increased $0.9 million, or 1.3% to $70.5 million for 2009 from $69.6 million for 2008. As a percentage of revenues, SG&A expense was 33.3% for 2009, versus 31.6% for 2008. The increase in SG&A expense in 2009 is primarily due to the change in classification of certain costs from direct cost of revenues to SG&A expense in 2009, an increase in research and development (R&D) activities and higher internal allocations of corporate costs incurred in direct support of segment operations partially offset by lower bad debt expense and discretionary expenses in 2009. Bad debt expense was 1.0% of revenues for 2009 versus 2.2% for 2008.

Amortization of other intangible assets increased by $3.2 million, or 64.1% to $8.2 million for 2009 from $5.0 million for 2008. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in an acquisition completed in the third quarter of 2008.

Segment EBITDA increased $2.2 million, or 3.0%, to $75.7 million for 2009 from $73.5 million for 2008.

Year Ended December 31, 2008 compared to December 31, 2007

Revenues increased $57.6 million, or 35.3%, to $220.4 million in 2008 from $162.8 million in 2007. Revenue growth from acquisitions was approximately $23 million, or 14%. Organic revenue growth was approximately $35 million, or 21%. Organic revenue growth was driven by an increased volume of unit based revenue and other sales primarily attributable to product liability engagements. In the second half of 2008 we experienced softness in demand for M&A related technology processing services and consulting services and a decrease in certain fact finding projects as a result of the general economic downturn. In addition, the market’s demand for increased efficiency in large scale management, processing, review and production of electronically stored information (ESI) and increased competition has resulted in lower unit based pricing.

Gross profit margins increased by 6.6 percentage points to 60.2% in 2008 from 53.6% in 2007. In 2008, all R&D expenses were classified as SG&A expense. However, in 2007 approximately $5.3 million of R&D expense was included under direct costs. On a comparable basis, 2007 gross profit margins would have been 56.8% yielding an increase of 3.4 percentage points from 2007 to 2008. Of this increase, acquisitions accounted for 1.0 percentage points. The remaining 2.4 percentage point increase was due to favorable impacts from unit volume increases and a more profitable mix as the business generated proportionally more higher-margin unit-based revenue, even though unfavorably impacted by unit-based pricing declines.

SG&A expense increased $38.7 million to $69.6 million in 2008 from $30.9 million for 2007. As a percentage of revenues, SG&A expense was 31.6% of revenue in 2008 versus 19.0% of revenue in 2007. R&D spending in support of our Ringtail® and Attenex® products accounted for $15.7 million of the increase in SG&A expense. The remaining increase in SG&A included $11.6 million of increased infrastructure spending to support our growing domestic and international customer base, including investments in customer support, sales, marketing, human resource and finance functions, $7.9 million related to current year acquisitions, and $2.3 million of higher bad debt expense at 2.2% of revenue versus 1.3% in the prior year.

Amortization of intangible assets increased $3.8 million to $5.0 million in 2008 from $1.2 million in 2007. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in a business combination completed in the third quarter of 2008.

Segment EBITDA increased $10.6 million, or 16.8%, to $73.5 million in 2008 from $62.9 million in 2007.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Revenues	$180,079	$224,481	$185,333

Operating expenses:
Direct cost of revenues	111,630	128,322	101,317
Selling, general and administrative expense	46,793	47,119	42,047
Amortization of other intangible assets	5,201	5,064	3,654

	163,624	180,505	147,018

Segment operating income	16,455	43,976	38,315
Litigation settlement losses	—	(201)	(97)
Add back: depreciation and amortization of intangible assets	8,486	8,078	6,030

Segment EBITDA	$24,941	$51,853	$44,248

Gross profit (1)	$68,449	$96,159	$84,016
Gross profit margin (2)	38.0%	42.8%	45.3%
Segment EBITDA as a percent of revenues	13.9%	23.1%	23.9%
Number of revenue generating professionals (at period end)	573	592	538

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Year Ended December 31, 2009 compared to December 31, 2008

Revenues decreased $44.4 million, or 19.8%, to $180.1 million for 2009 from $224.5 million for 2008. Revenue growth from acquisitions completed in 2008 and the acquisition of the remaining equity interest in our German joint venture in June 2009 was approximately $13 million, or 6%. Organic revenues declined approximately $57 million, or 26%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue declined approximately 20%. This decrease in organic revenue is due to the global slowdown in general M&A and capital markets activity which has reduced project based revenues and success fees coupled with lower retained revenues. The decline is also partially attributable to pricing pressures and a reduction in corporate communications spending.

Gross profit decreased $27.8 million, or 28.9% to $68.4 million for 2009 from $96.2 million for 2008. Gross profit margin decreased by 4.8 percentage points to 38.0% for 2009 from 42.8% for 2008. The gross profit margin decline was due to a change in revenue mix in 2009 with a higher percentage of revenue from pass through costs and lower revenue from M&A and Initial Public Offering (“IPO”) advisory engagements, partially mitigated by lower direct costs as a result of cost reduction efforts, which resulted in a decrease in revenue generating professionals relative to 2008.

SG&A expense decreased $0.3 million to $46.8 million for 2009 from $47.1 million for 2008. As a percentage of revenues, SG&A expense was 26.0% for 2009, an increase from 21.0% for 2008. The decrease in SG&A expense for 2009 was primarily due to the favorable impact of foreign currency translation of approximately $2 million, the absence of the litigation provision recorded in 2008 of $1.7 million and lower personnel costs, which were mostly offset by an increase in SG&A expenses from higher internal allocations of corporate costs incurred in direct support of segment operations, an increase in bad debt expense and severance expense. Bad debt expense was 1.7% of revenues for 2009 versus 0.9% for 2008.

Amortization of other intangible assets increased $0.1 million to $5.2 million for 2009 from $5.1 million for 2008.

Segment EBITDA decreased $27.0 million, or 51.9%, to $24.9 million for 2009 from $51.9 million for 2008.

Year Ended December 31, 2008 compared to December 31, 2007

Revenues increased $39.2 million, or 21.1%, to $224.5 million in 2008 from $185.3 million in 2007. Revenue growth from acquisitions was approximately $31 million, or 17%. Organic revenue growth was approximately $8 million, or 4%. Excluding the negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue growth would have been approximately 9%. Organic revenue growth was driven by an increase in retained revenues of approximately $3 million (including a growing contribution from offices outside of the core UK and U.S. operations) and an increase in direct costs passed through to clients of approximately $4 million. Project based revenue increased approximately $1 million from the prior year. The decline M&A transactions and collapse in the IPO markets, particularly in the UK and Ireland, resulted in less project based capital markets work in 2008. However, the decline in M&A work was offset by our engagement on a series of major financial crisis management projects during the year.

Gross profit increased $12.2 million, or 14.5% to $96.2 million for 2008 from $84.0 million for 2007. Gross profit margin decreased 2.5 percentage points to 42.8% in 2008 from 45.3% in 2007. The decline in gross profit margin was due to a combination of the decline in higher margin capital markets projects as a proportion of total revenue, an increase in lower margin pass through revenues as a proportion of total revenue and higher employee related expenses.

SG&A expense increased $5.1 million to $47.1 million in 2008 from $42.0 million in 2007. As a percentage of revenue, SG&A was 21.0% in 2008, down favorably from 22.7% in 2007. The increase in SG&A expense in 2008 was primarily due to approximately $5 million in SG&A expense from businesses acquired in 2008. Excluding the impact of acquisitions, SG&A expense increased $0.1 million, including a positive impact from foreign currency translation of approximately $2 million. The increase before the impact of foreign currency translation included a $1.7 million provision for the settlement of a litigation case related to the bankruptcy of a past client, higher facility costs and slightly higher bad debt expense, at 0.9% of revenue versus 0.6% in the prior year.

Amortization of intangible assets increased $1.4 million to $5.1 million in 2008 from $3.7 million in 2007. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in business combinations completed in 2008 and the second half of 2007.

Segment EBITDA increased $7.7 million, or 17.2%, to $51.9 million in 2008 from $44.2 million in 2007.

The number of revenue generating professionals increased by 54 over 2007, with approximately 67 professionals added as a result of acquisitions.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Net cash provided by operating activities	$250,769	$197,480	$68,350
Net cash used in investing activities	(89,888)	(374,140)	(67,797)
Net cash (used in) provided by financing activities	(240,278)	20,251	269,653

We have generally financed our day to day operations and capital expenditures solely through cash flows from operations. During the first quarter of our fiscal year, our working capital needs generally exceed our cash flows from operations due to the payments of annual incentive compensation and acquisition related contingent payment amounts. Our operating cash flows generally improve subsequent to the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable (largely employee forgivable loans), accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Cash provided by operating activities increased $53.3 million, to $250.8 million in 2009 from $197.5 million in 2008. This increase was attributable to higher net income and improved cash collections in 2009 as compared to 2008 and lower U.S. income tax payments, partially offset by higher annual compensation and employee forgivable loan payments as well as a lack of current year payroll tax withholding inflows related to the Employee Stock Purchase Plan, which was terminated as of December 31, 2008.

Net cash used in investing activities for 2009 was $89.9 million as compared to $374.1 million for 2008. This decrease was primarily due to fewer new acquisitions and lower contingent acquisition payments. Cash used in investing activities for 2009 included contingent payments for prior years’ acquisitions of $42.5 million and $4.2 million of payments to fund current year acquisitions and a $15.1 million outflow for the purchase of short-term investments, net of sales. Cash used in investing activities for 2008 included $299.9 million paid to fund acquisitions and $43.3 million of contingent acquisition payments.

Capital expenditures were $28.6 million for 2009 as compared to $35.7 million for 2008. Capital expenditures in both 2009 and 2008 primarily related to leasehold improvements and the purchase of data processing equipment.

Our financing activities for 2009 included the repurchase of $250.0 million in common stock, as discussed below and, $15.7 million received from the issuance of common stock under equity compensation plans offset by $13.8 million to repay notes payable, primarily to former shareholders of an acquired business. Our financing activities for 2008 included $20.6 million received from the issuance of common stock under equity compensation plans offset by $8.7 million to repay notes payable, primarily to former shareholders of an acquired business.

On November 4, 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million and terminated the $50.0 million stock repurchase program authorized in February 2009. On November 9, 2009, we entered into an accelerated share buyback agreement (“ASB Agreement”) with an investment bank. On the same day, we and the investment bank executed a supplemental confirmation to effect a $250.0 million accelerated stock buyback transaction under the ASB Agreement.

On November 12, 2009, FTI paid $250.0 million to the investment bank and as of January 27, 2010 has received all of the shares to be delivered in the accelerated buyback transaction. The stock repurchase was funded using cash on hand.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Cash provided by operating activities increased by $129.1 million, to $197.5 million from $68.4 million in 2007. The increase was primarily due to an increase in net income (adjusted for noncash items) of approximately $100.2 million and a decrease in our net investment in working capital of approximately $28.9 million. Year-over-year working capital reductions were primarily impacted by strong accounts receivable performance as we collected our accounts receivable more quickly during 2008 as compared to 2007, a higher level of advanced billings and a decrease in forgivable loan fundings in 2008. These reductions were partially offset by higher year-over-year compensation and bonus payments and an increase in income tax payments in 2008 as compared to 2007.

Net cash used in investing activities for 2008 was $374.1 million as compared to cash used in investing activities of $67.8 million for 2007. The increase in cash used in investing activities is primarily due to an increase in cash used to fund acquisitions. For 2008, net cash used in investing activities included $299.9 million paid to fund acquisitions and $43.3 million of acquisition contingent payments. For 2007, net cash used in investing activities included $5.3 million used to acquire the remaining 3% of share capital of FD, $8.3 million of acquisition contingent payments and $18.4 million related to other acquisition activities.

Capital expenditures were $35.7 million for 2008 as compared to $36.4 million for 2007. Capital expenditures in 2008 primarily related to leasehold improvements, the purchase of software and the purchase of data processing equipment. Capital expenditures in 2007 primarily related to leasehold improvements to support the expansion and renovation of our offices, investment in infrastructure to support our Technology segment and investment in corporate information technology equipment and software. We had no material outstanding purchase commitments as of December 31, 2008.

Our financing activities consisted principally of borrowings and repayments under long-term debt arrangements as well as issuances of common stock. During 2008, our financing activities consisted of $20.6 million of cash received from the issuance of common stock under equity compensation plans and an $8.7 million repayment of notes payable, primarily to former shareholders of an acquired business. During 2007, our financing activities consisted of the $231.4 million of proceeds from a public offering of 4,830,000 shares of the Company’s common stock, our borrowing and repayment of $25.0 million on our senior secured bank line of credit, $18.1 million of cash used to repurchase shares of our common stock under our share repurchase programs and $46.3 million of cash received from the issuance of common stock under equity compensation plans.

Capital Resources

As of December 31, 2009, our capital resources included $118.9 million of cash and cash equivalents, $15.0 million of short-term investments and available borrowing capacity of $171.2 million under a $175 million revolving line of credit under our senior secured bank credit facility (‘bank credit facility”).

The availability of borrowings under our bank credit facility is subject to specified borrowing conditions. We may choose to repay outstanding borrowings under the bank credit facility at any time before maturity without penalty. Debt under bank credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the bank credit facility, the lenders have a security interest in substantially all of our assets.

Our amended and restated bank credit facility, as further amended, provides for a $175.0 million revolving line of credit with a maturity date of September 30, 2011. Letters of credit reduce the availability under that line of credit. We use letters of credit primarily as security deposits for our office facilities. As of December 31, 2009, we had no outstanding indebtedness under our revolving line of credit, however, $3.8 million of outstanding letters of credit reduced the availability of borrowings under that line of credit.

Our bank credit facility and the indentures governing our 7 5/8% due 2013, 3 3/4% senior subordinated convertible notes due 2012 and 7 3/4% senior notes due 2016 (collectively, our “senior notes”) contain covenants which limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; and enter into transactions with affiliates or related persons or engage in any business other than our current and other consulting related businesses. The bank credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization; earnings before interest, taxes, depreciation and amortization to specified charges; and the maintenance of a minimum net worth, each as defined under the senior secured bank credit facility. At December 31, 2009, we were in compliance with all covenants as stipulated in the senior secured bank credit facility and the indentures governing our senior notes.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under our senior managing director incentive compensation program;

•	discretionary funding of our stock repurchase program;

•	potential earn-out obligations related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings.

We currently anticipate capital expenditures will be about $38 million to $44 million to support our organization during 2010, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price is in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the seller based upon the outcome of future financial targets that the seller contemplates in its valuation. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant.

In connection with our required adoption of the new accounting principles for business combinations, contingent purchase price obligations included in business combinations consummated subsequent to December 31, 2008 would be recorded as liabilities on our consolidated balance sheet and re-measured at fair value at each subsequent reporting date with an offset to current period earnings. We have no such obligations accounted for under the new accounting principles for business combinations at December 31, 2009.

Holders of our 3 3/4% senior subordinated convertible notes (“Convertible Notes”) may convert them only under certain circumstances, including certain stock price related conversion contingencies. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion of the Convertible Notes will be paid either in cash, shares of our common stock or a combination of cash and shares of our common stock at our option. The “conversion value” of each note is the average closing price of our shares over the “conversion reference period,” as defined in the indenture, multiplied by the initial conversion rate of 31.998 shares of our common stock for each $1,000 principal amount of the notes, subject to adjustment upon specified events.

The Convertible Notes are currently convertible at the option of the holders through April 15, 2010 as provided in the indenture covering the notes. The notes are convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days in period ended January 15, 2010.

Upon surrendering any Convertible Note for conversion, in accordance with the indenture, the holder of such note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the note as defined in the Indenture. The conversion feature results in a premium over the face amount of the notes equal to the difference between our stock price as determined by the calculation set forth in the indenture and the conversion price of $31.25 times the conversion ratio of 31.998 shares of our common stock for each $1,000 principal amount of the notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Convertible Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the indenture. Assuming conversion of the full $149.9 million principal amount of the Convertible Notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature.

The Convertible Notes are registered securities. As of December 21, 2009, the last trade date before December 31, 2009, the Convertible Notes had a market price of $1,595 per $1,000 principal amount of Convertible Notes, compared to an estimated conversion value of approximately $1,509 per $1,000 principal amount of Convertible Notes. Because the Convertible Notes have historically traded at market prices above the estimated conversion values, we do not anticipate holders will elect to convert their Convertible Notes in the near future unless the value ratio should change. However, we believe we have adequate capital resources to fund potential conversions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2009. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2009 and prior to the September 30, 2011 maturity date.

The interest obligation on our long-term debt assumes that our senior notes will bear interest at their stated rates. Our Convertible Notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash.

Future contractual obligations related to our operating leases are net of contractual sublease receipts. Long-term debt that is callable by the holder has been classified as maturing in 2010 on the following table and includes the $149.9 million principal amount of Convertible Notes and $1.1 million of notes payable to shareholders of an acquired business.

Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Long-term debt	$566,072	$151,072	$—	$—	$200,000	$—	$215,000
Interest on long-term debt	179,520	37,549	37,536	34,959	23,653	16,663	29,160
Capital lease obligations	814	524	241	49	—	—	—
Operating leases	297,385	38,625	36,761	32,620	28,893	26,354	134,132

Total obligations	$1,043,791	$227,770	$74,538	$67,628	$252,546	$43,017	$378,292

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand, short-term investments and $171.2 million of availability under our revolving bank line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $118.9 million of cash and cash equivalents and $15.0 million of short-term investments at December 31, 2009;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2010 of about $38 million to $44 million;

•	funds required to satisfy earn-out and other obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the discretionary funding of our share repurchase program;

•	the funds required to satisfy conversion of the Convertible notes; and

•	other known future contractual obligations.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our revolving bank line of credit, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

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

Any new debt funding, if available, may be on terms less favorable to us than our bank credit facility or the indentures that govern our senior notes.

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

Interest Rate Risk

We are exposed to interest rate risk related to debt obligations outstanding. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate borrowings to changes in our interest expense. From time to time, we use derivative instruments, primarily consisting of interest rate swap agreements, to manage our interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

The following table presents principal cash flows and related interest rates by year of maturity for our fixed rate senior notes and a comparison of the fair value of the debt at December 31, 2009 and 2008. Our Convertible Notes which are callable by the holder have been shown as maturing in 2010. The fair values have been determined based on quoted market prices for our senior notes.

	Year of Maturity						December 31, 2009		December 31, 2008
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Long-term debt
Fixed rate	$149,940	$—	$—	$200,000	$—	$215,000	$564,940	$662,841	$564,951	$583,427
Average interest rate	4%	—%	—%	8%	—%	8%	7%		7%

Equity Price Sensitivity

We currently have outstanding $149.9 million in principal amount of 3  3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. The Convertible Notes are currently convertible at the option of the holder. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed the maximum conversion rate of 41.5973 per $1,000 principal amount of Convertible Notes. The Convertible Notes are currently convertible at the option of the holders through April 15, 2010 as provided in the indenture covering the notes.

The high and low sale prices per share for our common stock based on the closing sales price as reported on the New York Stock Exchange during 2009 were $56.13 and $36.54.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to security price will be recorded as an adjustment to additional paid-in capital. The following table details by year the cash outflows that would result from the price protection payments if, on the applicable determination dates, our common stock price was at, 20% above or 20% below our common stock price on December 31, 2009 of $47.16 per share.

	2010	2011	2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $47.16 at December 31, 2009	$315	$10,625	$475	$902	$12,317
20% decrease in share price	573	15,105	740	1,669	18,087
20% increase in share price	57	6,146	209	211	6,623

Foreign Currency Exchange Rate Risk

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal at this time. Our foreign currency exposure primarily relates to monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. Gains or losses from foreign currency transactions are included in interest income and other on our Consolidated Statements of Income and to date have not been significant.

Translation of Financial Results

Most of our foreign subsidiaries operate in a functional currency other than the United States dollar (USD); therefore, increases or decreases in the value of the USD against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Changes in the exchange rate between the British pound and the U.S. dollar have the most significant impact on the translation of our operating results. The net impact of a change in translation rates is recorded as a component of stockholders equity in “Accumulated Other Comprehensive (Loss) Income.” For the year ended December 31, 2009, consolidated revenues decreased by 1.9%, operating income decreased by 1.8% and diluted earnings per share decreased by 2.3% due to fluctuating foreign exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.

Date: February 26, 2010

/s/ JACK B. DUNN, IV
Jack B. Dunn, IV President and Chief Executive Officer (principal executive officer)

/s/ JORGE A. CELAYA
Jorge Celaya Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

The Board of Directors and Stockholders

FTI Consulting, Inc.:

We have audited FTI Consulting, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 26, 2010

Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company adopted the provisions of Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”) (formerly FSP APB 14-1) for convertible debt instruments that have cash settlement features on January 1, 2009. The provisions of ASC 470-20 are retrospective upon adoption, and prior period amounts have been adjusted to apply the new method of accounting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 26, 2010

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$118,872	$191,842
Accounts receivable:
Billed receivables	241,911	237,009
Unbilled receivables	104,959	98,340
Allowance for doubtful accounts and unbilled services	(59,328)	(45,309)

Accounts receivable, net	287,542	290,040
Notes receivable	20,853	15,145
Prepaid expenses and other current assets	52,172	34,989
Deferred income taxes	20,476	24,372

Total current assets	499,915	556,388
Property and equipment, net of accumulated depreciation	80,678	78,575
Goodwill	1,195,949	1,143,461
Other intangible assets, net of amortization	175,962	189,304
Notes receivable, net of current portion	69,213	56,500
Other assets	55,621	59,349

Total assets	$2,077,338	$2,083,577

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$81,193	$108,905
Accrued compensation	152,807	135,922
Current portion of long-term debt and capital lease obligations	138,101	132,915
Billings in excess of services provided	34,101	30,872

Total current liabilities	406,202	408,614
Long-term debt and capital lease obligations, net of current portion	417,397	418,592
Deferred income taxes	95,704	83,777
Other liabilities	53,821	45,037

Total liabilities	973,124	956,020

Commitments and contingent liabilities (notes 8, 14 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 46,985 (2009) and 50,903 (2008)	470	509
Additional paid-in capital	535,754	733,520
Retained earnings	615,529	472,503
Accumulated other comprehensive loss	(47,539)	(78,975)

Total stockholders’ equity	1,104,214	1,127,557

Total liabilities and stockholders’ equity	$2,077,338	$2,083,577

See accompanying notes to the consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues	$1,399,946	$1,293,145	$1,001,270

Operating expenses
Direct cost of revenues	767,387	708,783	552,347
Selling, general and administrative expense	344,318	330,191	255,876
Amortization of other intangible assets	24,701	18,824	10,615

	1,136,406	1,057,798	818,838

Operating income	263,540	235,347	182,432

Other income (expense)
Interest income and other	8,158	8,840	8,091
Interest expense	(44,923)	(45,105)	(47,639)
Litigation settlement gains (losses), net	250	(661)	(1,002)

	(36,515)	(36,926)	(40,550)

Income before income tax provision	227,025	198,421	141,882
Income tax provision	83,999	77,515	55,548

Net income	$143,026	$120,906	$86,334

Earnings per common share — basic	$2.86	$2.46	$2.01

Earnings per common share — diluted	$2.70	$2.26	$1.88

See accompanying notes to the consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Common Stock
	Shares	Amount
Balance December 31, 2006, as previously reported	41,890	$419	$294,350	$268,937	$1,394	$565,100
Adjustment to initially apply new accounting principle for convertible debt instruments	—	—	18,069	(2,909)	—	15,160
Adjustment for immaterial error correction	(61)	(1)	(2,367)	(765)	(27)	(3,160)

Balance December 31, 2006, as adjusted	41,829	418	310,052	265,263	1,367	577,100
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $4,156	—	—	—	—	7,537	7,537
Unrealized gains on cash equivalents, net of taxes of $30	—	—	—	—	(55)	(55)
Net income	—	—	—	86,334	—	86,334

Total comprehensive income						93,816

Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $18,737	1,785	19	55,824	—	—	55,843
Employee stock purchase plan	424	4	9,949	—	—	9,953
Restricted share grants, less net settled shares of 25	292	3	(1,206)	—	—	(1,203)
Other	21	—	467	—	—	467
Public stock offering	4,830	48	231,360	—	—	231,408
Business combinations	237	2	7,740	—	—	7,742
Purchase and retirement of common stock	(500)	(5)	(18,113)	—	—	(18,118)
Share-based compensation	—	—	21,266	—	—	21,266

Balance December 31, 2007	48,918	$489	$617,339	$351,597	$8,849	$978,274
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $4,957	—	—	—	—	(87,879)	(87,879)
Unrealized gains on cash equivalents, net of taxes of $30	—	—	—	—	55	55
Net income	—	—	—	120,906	—	120,906

Total comprehensive income						33,082

Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $11,048	548	6	23,193	—	—	23,199
Employee stock purchase plan	302	3	13,338	—	—	13,341
Restricted share grants, less net settled shares of 86	233	2	(4,933)	—	—	(4,931)
Stock units issued under incentive compensation plan	—	—	3,496	—	—	3,496
Business combinations	902	9	54,922	—	—	54,931
Reacquisition of equity component of convertible debt			(47)			(47)
Share-based compensation	—	—	26,212	—	—	26,212

Balance December 31, 2008	50,903	$509	$733,520	$472,503	$(78,975)	$1,127,557
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $1,483	—	—	—	—	31,436	31,436
Net income	—	—	—	143,026	—	143,026

Total comprehensive income						174,462

Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share-based awards of $5,307	564	6	19,136	—	—	19,142
Employee stock purchase plan	138	1	5,236	—	—	5,237
Restricted share grants, less net settled shares of 71	216	3	(3,376)	—	—	(3,373)
Stock units issued under incentive compensation plan	—	—	5,308	—	—	5,308
Business combinations	39	—	1,344	—	—	1,344
Reacquisiton of equity component of convertible debt	—	—	(3)	—	—	(3)
Purchase and retirement of common stock	(4,875)	(49)	(249,951)	—	—	(250,000)
Share-based compensation	—	—	24,540	—	—	24,540

Balance December 31, 2009	46,985	$470	$535,754	$615,529	$(47,539)	$1,104,214

See accompanying notes to the consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income	$143,026	$120,906	$86,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,765	26,037	19,351
Amortization of other intangible assets	24,702	18,824	10,615
Provision for doubtful accounts	19,866	22,474	11,777
Non-cash share-based compensation	25,631	26,381	22,703
Excess tax benefits from share-based compensation	(5,193)	(10,820)	(17,986)
Non-cash interest expense	7,214	7,124	6,921
Other	(1,604)	3,407	228
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(13,314)	(49,251)	(85,565)
Notes receivable	(18,364)	(9,377)	(22,037)
Prepaid expenses and other assets	1,334	(11,577)	(2,110)
Accounts payable, accrued expenses and other	(14,179)	(3,382)	8,814
Income taxes	29,877	12,990	(2,804)
Accrued compensation	20,090	32,836	31,895
Billings in excess of services provided	2,918	10,908	214

Net cash provided by operating activities	250,769	197,480	68,350

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(46,710)	(343,169)	(31,857)
Purchases of property and equipment	(28,557)	(35,674)	(36,422)
Purchases of short-term investments	(35,717)	—	—
Proceeds from sale of short-term investments	20,576	—	—
Other	520	4,703	482

Net cash used in investing activities	(89,888)	(374,140)	(67,797)

Financing activities
Borrowings under revolving line of credit	—	—	25,000
Payments of revolving line of credit	—	—	(25,000)
Payments of short-term borrowings of acquired subsidiary	—	(2,275)	—
Payments of long-term debt and capital lease obligations	(13,761)	(8,744)	(7,945)
Cash received for settlement of interest rate swaps	2,288	—	—
Issuance of common stock, net of offering costs	—	—	231,408
Purchase and retirement of common stock	(250,000)	—	(18,118)
Net issuance of common stock under equity compensation plans	15,699	20,562	46,322
Excess tax benefit from share-based compensation	5,193	10,820	17,986
Other	303	(112)	—

Net cash (used in) provided by financing activities	(240,278)	20,251	269,653

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	6,427	(12,212)	(1,666)

Net (decrease) increase in cash and cash equivalents	(72,970)	(168,621)	268,540
Cash and cash equivalents, beginning of period	191,842	360,463	91,923

Cash and cash equivalents, end of period	$118,872	$191,842	$360,463

Supplemental cash flow disclosures
Cash paid for interest	$38,741	$39,013	$40,200
Cash paid for income taxes, net of refunds	54,122	64,945	58,352
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	1,166	54,931	7,742
Issuance of stock units under incentive compensation plans	5,308	3,496	1,057
Issuance of notes payable as contingent consideration	12,266	506	8,096

See accompanying notes to the consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

FTI Consulting, Inc. and subsidiaries, (collectively, “we”, “our” or “FTI”) is a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value in difficult and increasingly complex economic, legal and regulatory environments. Our experienced team of professionals includes many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying our clients’ needs. We operate through five business segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Accounting Principles

Our financial statements are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued.

Consolidation

The consolidated financial statements reflect the operating results of FTI and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign Currency

Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month while assets and liabilities are translated at balance sheet date exchange rates. Resulting translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive (loss) income.”

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Interest income and other” on our Consolidated Statements of Income. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates.

We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value and to account for any

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

potential fee reductions that may be imposed by bankruptcy courts. We estimate the amount of the required allowance by reviewing the status of significant client matters and past-due receivables as well as analyzing historical bad debt trends and realization adjustments to our revenues. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, the controls and procedures designed to estimate realization adjustments to our revenues, and a lack of historical concentrations of accounts receivable. Accounts receivable balances are not collateralized.

We also make estimates in determining self-insurance reserves for certain employee benefit plans, accruals for incentive compensation and other ordinary accruals. These estimates are based upon historical trends, current experience and knowledge of relevant factors.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee, performance-based and unit-based.

Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at contractually agreed-upon rates. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed-upon rates as work is performed.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed fee every month over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term.

In performance-based or contingent billing arrangements, fees are tied to the attainment of contractually defined objectives. Often this type of arrangement supplements a time-and-expense or fixed-fee engagement, where payment of a performance-based fee is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met and collection of the fee is reasonably assured.

In our Technology segment, unit-based revenues are based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client. We recognize revenues for our professional services rendered under unit-based engagements as the services are provided based on agreed-upon rates. We also generate certain revenue from software licenses and maintenance. We have vendor-specific objective evidence of fair value for support and maintenance separate from software for the majority of our products. Accordingly, when licenses of certain offerings are included in an arrangement with support and maintenance, we recognize the license revenue upon delivery of the license and recognize the support and maintenance revenue over the term of the maintenance service period. Substantially all of our software license agreements do not include any acceptance provisions. If an arrangement allows for customer acceptance of the software, we defer revenue until the earlier of customer acceptance or when the

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

acceptance provisions lapse. Hosting revenues from hosting fees are recognized ratably over the term of the hosting agreement. We have certain arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are accounted for in accordance ASC 605-25, Multiple-Element Arrangements, and recognized pursuant to the criteria described above.

Some clients pay us retainers before we begin any work for them. We hold retainers on deposit until we have completed the work. We generally apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, when we complete our work. If the client is in bankruptcy, fees for our services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work and final fee settlements have been negotiated. We make a determination whether to record all or a portion of such holdback as revenue prior to collection on a case-by-case basis.

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until all criteria for recognizing revenue are met. Reimbursable expenses, including those relating to travel, out-of pocket expenses, outside consultants and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the consolidated balance sheets.

Direct Cost of Revenues

Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of consultants assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues also includes depreciation expense on the equipment of our Technology segment that is used to host and process client information. Direct cost of revenues does not include an allocation of overhead costs.

Share-Based Compensation

We recognize share-based compensation using a fair value based recognition method. Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period or performance period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date.

We use the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various highly judgmental assumptions including volatility and expected term, which are based on our historical experience. We also make assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

Restricted stock is measured based on the closing price of the underlying stock on the dates of grant. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period. We

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

consider each performance period separately, based upon our determination of whether it is probable that the performance target will be achieved. At each reporting period, we reassess the probability of achieving the performance targets. If a performance target is not met, no compensation cost is ultimately recognized against that target, and, to the extent previously recognized, compensation expense is reversed. For all our share-based awards, we estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. We estimate the forfeiture rate based on historical experience. Groups of share-based award holders that have similar historical behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

Share-based awards granted to non-employees (primarily consultants) are measured at the estimated fair value on the grant date of the award. The fair value of the awards is then remeasured at each reporting date until the award vests. The stock-based compensation expense related to these grants will fluctuate as the estimated fair value of the common stock fluctuates over the period from the grant date to the vesting date.

Selling, General, and Administrative Expense

Research and Development

Research and development costs related to software development are expensed as incurred. Development activities involve a plan or design for the production of new or substantially improved products. When we have determined that technological feasibility for our software products is reached, costs related to the project are capitalized until such products are available for general release to customers as discussed in “Capitalized Software to be Sold, Leased or Otherwise Marketed” below.

Advertising Costs

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $18.1 million, $10.9 million, and $9.7 million during 2009, 2008 and 2007, respectively.

Income Taxes

Our income tax provision consists principally of federal, state and international income taxes. We generate income in a significant number of states located throughout the U.S. as well as foreign countries in which we conduct business. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid short-term investments, principally money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase. In addition, we also may invest in short-term investments with maturities greater than three months, consisting primarily of certificates of deposit and treasury bills. Any short-term investments are classified as available-for- sale and carried at fair value, based on quoted market prices or other readily available market information.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive (loss) income,” which is reflected as a separate component of stockholders’ equity. Gains on the sale of commercial paper or treasury bills are recognized when realized in our Consolidated Statements of Income. Losses are recognized as realized or when we have determined that an “other-than-temporary” decline in fair value has occurred. Gains and losses are determined using the specific identification method. Short-term investments at December 31, 2009 consisted of $15.0 million of certificates of deposit carried at cost, which approximates fair value, and included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. There were no short-term investments at December 31, 2008.

Allowance for Doubtful Accounts and Unbilled Services

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions negotiated by clients or imposed by bankruptcy courts. Even if a bankruptcy court approves our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors We estimate the allowance for all receivable risks by reviewing the status of each matter account and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts requires us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

The provision for doubtful accounts is recorded after the related work has been billed to the client and we discover full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Consolidated Statements of Income and totaled $19.9 million, $22.5 million, and $11.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The provision for unbilled services is normally recorded prior to customer billing and is recorded as a reduction to revenues. This provision normally relates to fee adjustments, estimates of fee reductions that may be imposed by bankruptcy courts and other discretionary pricing adjustments.

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

Notes Receivable from Employees

Notes receivable due from employees include unsecured general recourse forgivable loans to attract and retain highly-skilled professionals. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time through cliff vesting, provided that the professional

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

is an employee on the forgiveness date, and upon other specified events, such as death or disability. Professionals who terminate their employment with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest, except, in most cases, if the termination was by FTI without cause or by the employee with good reason. We amortize forgivable loans to expense on a straight-line basis over their forgiveness periods of one to ten years. We record interest income on the notes and compensation expense, as such interest is forgiven.

Goodwill and Other Intangible Assets

Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Other intangible assets include trade names, customer relationships, contract backlog, non-competition agreements and software.

We test our goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors we consider important that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant negative industry or economic trend; and or

•	our market capitalization relative to net book value.

We assess our goodwill for impairment using a fair value approach at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by segment management. When available and as appropriate, we use market multiples derived from a set of comparables to establish fair values (a market approach). If a set of comparables are not available, we estimate fair value using discounted cash flows (an income approach).

Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired definite-lived intangible assets on a straight-line basis over periods ranging primarily from 5 to 15 years.

As of December 31, 2009, we concluded that our goodwill and other intangible assets were not impaired.

Impairment of Long-Lived Assets

We review long-lived assets such as property and equipment and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability of assets to be held and used by a comparison of the carrying value of the assets to future undiscounted net cash flows expected to be generated by the assets. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized. An impairment loss will be recognized for the difference between the fair value and carrying value of the asset group. If fair value is determined using discounted cash flows, the discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Debt Financing Fees

We amortize the costs we incur to obtain debt financing over the terms of the underlying obligations on a straight-line basis. The amortization of debt financing costs is included in “Interest expense” in our Consolidated Statements of Income. Unamortized debt financing costs are classified within “Other assets” on our Consolidated Balance Sheets.

Capitalized Software to be Sold, Leased or Otherwise Marketed

We expense costs for software products that will be sold, leased or otherwise marketed until technological feasibility has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify software products to be sold, leased or otherwise marketed as noncurrent “Other assets” on our Consolidated Balance Sheets. Unamortized capitalized software costs were $5.6 million and $2.8 million at December 31, 2009 and 2008, respectively. Amortization of capitalized software costs was $1.0 million, $0.5 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Leases

We lease office space and equipment under non-cancelable operating leases. We also lease certain equipment under capital leases. The leases normally provide for the payment of minimum annual rentals and may include scheduled rent increases. Some leases include provisions for renewal options of up to five years. Some of our leases for office space contain provisions whereby the future rental payments may be adjusted for increases in operating expenses above specified amounts.

We recognize rent expense under operating leases on a straight-line basis over the non-cancelable lease term. For leases with scheduled rent increases this treatment results in a deferred rent liability, which is classified within “Other liabilities” on the Consolidated Balance Sheets. Lease inducements such as tenant improvement allowances, cash inducements, and rent abatements are amortized on a straight-line basis over the life of the lease. Unamortized lease inducements are also included in deferred rent. Deferred rent at December 31, 2009 and 2008 totaled $37.8 million and $32.6 million, respectively.

Interest Rate Swaps

We sometimes use derivative instruments, consisting primarily of interest rate swap agreements, to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt. We may enter into interest rate swap transactions with financial institutions acting as the counter-party. We do not use derivative instruments for trading or other speculative purposes. At December 31, 2009, we were not a party to any derivative instruments.

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

We record all derivative instruments in “Other assets” or “Other liabilities” on our Consolidated Balance Sheets at their fair values. If the derivative is designated as a fair value hedge and the hedging relationship qualifies for hedge accounting, changes in the fair values of both the derivative and hedged portion of our debt are recognized in “Interest expense” in our Consolidated Statements of Income. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in “Other comprehensive (loss) income” and reclassified to “Interest expense” when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in fair value of derivative instruments not qualifying for hedge accounting are recognized in “Interest expense” in the period of the change.

Billings in Excess of Services Provided

Billings in excess of services provided represent amounts billed to clients, such as retainers, in advance of work being performed. Clients may make advance payments, which are held on deposit until completion of work or are applied at predetermined amounts or times. Excess payments are either applied to final billings or refunded to clients upon completion of work. Payments in excess of related accounts receivable and unbilled receivables are recorded as billings in excess of services provided within the liabilities section of our Consolidated Balance Sheets.

2. Revision to Previously Reported Financial Information

Correction of Immaterial Error

In the third quarter of 2009, we concluded an internal re-examination of our contingent acquisition payments and related accounting treatment. As a result of this review, we discovered an immaterial error which impacted previously reported results for 2008, 2007 and 2006 related to certain contingent acquisition payments made in connection with the purchase of previously acquired businesses. The payments were made upon the achievement of required performance conditions as specified in the related purchase agreements. These purchase agreements allowed for a portion of the contingent payment to be paid to employee benefit trusts (“EBT”) or designated employees who at the time were deemed to be shareholders of the acquired entity. After further analysis, we concluded that neither the EBT nor the designated employees who received contingent payments qualified as original selling shareholders of the acquired businesses. As such, distributions made from the EBT or to these designated employees should have been recorded as compensation expense and not capitalized as part of

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

the purchase price of the applicable acquisition. We revised our previously reported financial information in our Form 10-Q filing for the quarterly period ended September 30, 2009 to reflect the impact of the correction of the immaterial error.

We assessed the materiality of these errors in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108,”Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and determined that the error was immaterial to the previously reported amounts contained in our periodic filings. The impact of the correction of the immaterial error was a decrease to net income and diluted earnings per share of $2.1 million and $0.04 per share, $3.5 million and $0.08 per share; and $0.8 million and $0.02 per share for the years ended December 31, 2008, 2007 and 2006, respectively. The correction of the immaterial error resulted in a decrease in cash flows from operations of $2.4 million and $0.4 million and a corresponding increase in cash flows from investing activities for the years ended December 31, 2008 and 2007, respectively. In addition, we determined that one of the EBT’s meets the criteria for consolidation and accordingly, the consolidation of the EBT is reflected in all periods presented.

Change in Accounting Principle

On January 1, 2009, we adopted the provisions of Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options (“ASC 470-20”) (formerly FSP APB 14-1) for convertible debt instruments that have cash settlement features. ASC 470-20 requires issuers of convertible debt securities within its scope to separate those securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. We are required to record interest expense using our nonconvertible debt borrowing rate. The provisions of ASC 470-20 are retrospective upon adoption, and prior period amounts have been adjusted to apply the new method of accounting. This new guidance applies to our 3 3/4% senior subordinated convertible notes due 2012 (“Convertible Notes”) issued in August 2005. The cumulative impact of the accounting change on retained earnings for years prior to 2007 was $2.9 million. The impact of the adoption of this accounting change was a decrease to net income and diluted earnings per share of $2.4 million and $0.05 per share; $2.3 million and $0.05 per share; $2.1 million and $0.05; and $0.8 million and $.02 per share for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The combined effect of recording the correction of the immaterial error and adoption of ASC 470-20 in our Consolidated Statement of Income is presented in the following table:

	For the Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Direct cost of revenues	705,611	708,783	548,407	552,347	389,032	389,089	291,592	291,592
Selling, general and administrative expense	330,052	330,191	255,238	255,876	178,572	179,361	127,727	127,727
Operating income	238,658	235,347	187,010	182,432	106,182	105,336	113,692	113,692
Interest income and other	8,685	8,840	7,639	8,091	2,119	2,198	145	145
Interest expense	(41,051)	(45,105)	(43,857)	(47,639)	(28,949)	(32,441)	(15,021)	(16,375)
Income before income tax provision	205,631	198,421	149,790	141,882	79,165	74,906	97,187	95,833
Income tax provision	80,196	77,515	57,669	55,548	37,141	35,744	40,819	40,277
Net income	125,435	120,906	92,121	86,334	42,024	39,162	56,368	55,556
Earnings per common share:
Basic	2.55	2.46	2.14	2.01	1.06	0.99	1.38	1.36
Diluted	2.34	2.26	2.00	1.88	1.04	0.97	1.35	1.33

The combined effect of recording the correction of the immaterial error and adoption of ASC 470-20 on our Consolidated Balance Sheet at December 31, 2008 is presented in the following table:

	December 31, 2008
	As Reported	As Revised
Prepaid expenses and other current assets	$31,055	$34,989
Total current assets	552,454	556,388
Goodwill	1,151,388	1,143,461
Other assets	59,948	59,349
Total assets	2,088,169	2,083,577
Accounts payable, accrued expenses and other	109,036	108,905
Accrued compensation	133,103	135,922
Current portion of long-term debt and capital lease obligations	150,898	132,915
Total current liabilities	423,909	408,614
Deferred income taxes-noncurrent	76,804	83,777
Total liabilities	964,342	956,020
Common stock	509	509
Additional paid-in capital	717,158	733,520
Retained earnings	486,493	472,503
Accumulated other comprehensive (loss) income	(80,333)	(78,975)
Total stockholders’ equity	1,123,827	1,127,557
Total liabilities and stockholders’ equity	2,088,169	2,083,577

The Notes to the Consolidated Financial Statements have also been updated to reflect the correction of the immaterial errors and the retrospective adoption of the change in accounting principle.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

3. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per share for the effects of potentially dilutive issuances of common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method, and shares issuable upon conversion of our Convertible Notes assuming the conversion premium was converted into common stock based on the average market price of our stock during the period. The conversion feature of the Convertible Notes had a dilutive effect on our earnings per share in 2009 and 2008 because the average price per share of our common stock for the years ended December 31, 2009 and 2008 was above the current conversion price of the notes.

	Year Ended December 31,
	2009	2008	2007
Numerator - basic and diluted
Net income	$143,026	$120,906	$86,334

Denominator
Weighted average number of common shares outstanding — basic	49,963	49,193	43,028
Effect of dilutive stock options	1,167	1,600	1,285
Effect of dilutive convertible notes	1,613	2,367	1,294
Effect of dilutive restricted shares	301	443	367

Weighted average number of common shares outstanding — diluted	53,044	53,603	45,974

Earnings per common share — basic	$2.86	$2.46	$2.01

Earnings per common share — diluted	$2.70	$2.26	$1.88

Antidilutive stock options and restricted shares	1,102	455	1,223

4. New Accounting Standards Not Yet Adopted

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). This update amends guidance included in ASC 810, Consolidation as a result of Statement of Financial Accounting Standards (“SFAS”) No. 167, which was issued by the FASB in June 2009. ASU 2009-17 amends previous guidance set forth by FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” to address the elimination of the concept of a qualifying special purpose entity. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses or right to receive benefits from the entity. ASU 2009-17 requires additional disclosures aimed at providing more timely and useful information about an enterprise’s involvement with a variable interest entity. These new provisions will become effective as of January 1, 2010 for calendar year-end companies. We will adopt the new provisions in January 2010, and do not anticipate any material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which affects ASC 605, Revenue Recognition. ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements. It eliminates the requirement under previous guidance that

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of fair value before recognizing a portion of revenue related to the delivered items, and establishes that revenue be allocated to each element based on its relative selling price, as determined by VSOE, TPE, or the entity’s estimated selling price if neither of the aforementioned is available. Additionally, ASU 2009-13 eliminates the residual method of allocation and expands required disclosures about multiple-element revenue arrangements. We are required to adopt the amendments in ASU 2009-13 prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our financial position, results of operations and cash flows.

5. Interest Income and Other

The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Income.

	Year Ended December 31,
	2009	2008	2007
Interest income	$5,645	$7,454	$8,173
Foreign exchange transaction gains (losses), net	587	899	(839)
Remeasurement gain on acquisition of German joint venture	2,277	—	—
Other	(351)	487	757

Interest income and other	$8,158	$8,840	$8,091

See Note 8 to the Consolidated Financial Statements for information on the remeasurement gain.

6. Share-Based Compensation

Share-Based Incentive Compensation Plans

Our 2004 Long-Term Incentive Plan (“2004 Plan”) authorizes common stock for option rights, appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash–based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 Plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of December 31, 2009, there are no shares of common stock available for grant under our 2004 Long-Term Incentive Plan.

The FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (“2006 Plan”) authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 Plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of December 31, 2009, 118,319 shares of common stock were available for grant under our 2006 Plan, of which 34,243 shares may be granted as share-based awards.

The amendment and restatement of the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors, as previously amended (the “Deferred Compensation Plan”), (renamed the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (“Omnibus Plan”)), was approved by the stockholders of FTI on June 3, 2009.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The 2009 Omnibus Plan authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards, incentive compensation in the form of equity and equity-based awards. The Omnibus Plan also authorizes common stock in connection with the issuance of deferred stock units or deferred restricted stock units on account of certain eligible compensation electively deferred by our non-employee directors and certain key employees (excluding executive officers of FTI). We are authorized to issue up to 1,500,000 shares of common stock under the Omnibus Plan, of which an aggregate of 900,000 shares of common stock would be available for restricted and unrestricted stock awards or other stock-based awards. As of December 31, 2009, 1,167,161 shares of common stock were available for grant under our 2009 Omnibus Plan, of which 877,045 shares may be granted as share-based awards.

Options have been granted to employees with exercise prices equal to or greater than the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the compensation committee of our board of directors. Options granted under our share-based incentive compensation plans generally vest over three to six years, although we have granted options that vest over eight years. Restricted shares are generally contingent on continued employment and become fully vested over periods of three to ten years. Some stock options and restricted share awards vest upon the earlier of the achievement of a service condition, performance condition or the achievement of a market condition. Our share-based incentive compensation plans provide for accelerated vesting if there is a change in control, as defined in the applicable plan. The employment agreements and award agreements with executive officers and other employees provide for accelerated vesting on other events, including death, disability, termination without good cause and termination by the employee with good reason. We issue new shares of our common stock whenever stock options are exercised or share awards are granted. Shares of common stock under the Omnibus Plan will also be issued on account of deferred stock units and deferred restricted stock units upon an event of separation service or an elected payment date pursuant to Section 409A of the Internal Revenue Code of 1986, as amended, and the plan.

Periodically, we issue restricted and unrestricted shares to employees upon employment or in connection with performance evaluations. The fair market value on the date of issuance of unrestricted shares is immediately charged to compensation expense. The fair market value on the date of issue of restricted shares is charged to compensation expense ratably over the remaining service period as the restrictions lapse.

Employee Stock Purchase Plan

The FTI Consulting, Inc. 2007 Employee Stock Purchase Plan (“2007 ESPP”) allowed eligible employees to subscribe to purchase shares of common stock through payroll deductions. Our U.S. sub-plan allowed deductions of up to 15% of eligible compensation, subject to limitations. Under the U.S. sub-plan, the purchase price was the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. Under the U.S. sub-plan, the aggregate number of shares purchased by an employee could not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. Under the 2007 ESPP, employees purchased 302,093 shares of common stock at a weighted average price per share of $44.16 during the year ended December 31, 2008 and 304,277 shares of common stock at $23.71 during the year ended December 31, 2007.The 2007 ESPP was terminated effective January 1, 2009 pursuant to action taken by our Board of Directors on December 18, 2008.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The FTI Consulting, Inc. Employee Stock Purchase Plan was in effect prior to the plan described above. The provisions of this plan were substantially the same as the provisions under the 2007 ESPP. Employees purchased 120,439 shares of common stock under this plan at a weighted average price per share of $22.75 during the year ending December 31, 2007. Shares are no longer available for purchase under this plan.

Share-Based Compensation Expense

We use the Black-Scholes option-pricing model to value our option and employee stock purchase plan grants using the assumptions in the following table.

Year Ended December 31,
	2009	2008	2007
Assumptions
Risk-free interest rate–option plan grants	.66% – 2.81%	1.86% – 4.13%	3.38% – 4.89%
Risk-free interest rate–purchase plan grants	N/A	3.11% – 4.60%	4.94% – 5.02%
Dividend yield	0%	0%	0%
Expected term of option grants	3 – 6 years	3 – 6 years	3 – 10 years
Expected term of stock purchase plan grants	N/A	0.5 year	0.5 year
Stock price volatility–option plan grants	38.43% – 44.75%	32.36% – 43.46%	32.2% – 48.70%
Stock price volatility–purchase plan grants	N/A	35.48% – 41.24%	29.9% – 34.50%

The table below reflects the total share-based compensation expense recognized in our income statements for the years ended December 31, 2009, 2008 and 2007. Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 3% based on historical experience for different groups of equity award holders that have similar historical forfeiture experience.

	2009		2008		2007
Income Statement Classification	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants	Option Grants and Stock Purchase Plan Rights	Restricted Stock Grants
Direct cost of revenues	$6,759	$5,842	$8,577	$3,599	$6,699	$3,032
Selling, general and administrative expense	5,072	7,958	7,702	6,503	9,659	4,370

Share-based compensation expense before income taxes	11,831	13,800	16,279	10,102	16,358	7,402
Income tax benefit	4,821	5,006	4,737	3,483	4,448	2,866

Share-based compensation, net of income taxes	$7,010	$8,794	$11,542	$6,619	$11,910	$4,536

During 2006, we issued 207,790 options to non-employees with an exercise price of $28.09. The shares vest equally over a four year period beginning January 6, 2011 and expire January 6, 2016. Expense associated with the options is amortized over the life of the option using the liability method of accounting and the fair value of the awards is remeasured at each reporting date until the award vests.

Expenses included in the table above related to these non-employee options are $1.1 million, $(0.1) million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, $4.1 million and $3.0 million, respectively, were included in “Other liabilities” on the Consolidated Balance Sheet.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

In July 2008, we issued 34,790 restricted shares with a price floor guarantee to employees. The incremental value to the employee, as a result of the stock floor, is expensed and amortized over the vesting period using the liability method of accounting. The incremental value is computed as the excess of the stock floor price over the period end share price, multiplied by the number of shares vested as of the period end date. The expense related to the liability component of these awards that is included in the table above for the years ended December 31, 2009 and 2008 is $0.1 million and $0.3 million, respectively.

As of December 31, 2009, there was $24.8 million of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized ratably over a weighted-average period of 3.2 years as the options vest.

General Stock Option and Share-Based Award Information

The following table summarizes the option activity under our share-based incentive compensation plans as of and during the year ended December 31, 2009. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on changes in the fair market value per share of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2009	4,953	$30.19
Options granted during the period:
Exercise Price = fair market value	489	$47.49

Options exercised	(564)	$24.54
Options forfeited	(101)	$62.39

Options outstanding, December 31, 2009	4,777	$31.94	6.3 years	$81,944

Options exercisable, December 31, 2009	2,740	$27.49	5.4 years	$56,907

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 was $13.8 million, $12.2 million and $37.1 million, respectively. The actual tax benefit realized from stock options exercised totaled $2.8 million, $7.7 million and $19.3 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of options exercised was:

•	$14.4 million during the year ended December 31, 2009;

•	$22.7 million during the year ended December 31, 2008; and

•	$51.7 million during the year ended December 31, 2007.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The table below reflects the weighted-average grant date fair value per share of stock options granted, shares purchased under our employee stock purchase plan and restricted shares and share units granted during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$19.49	$24.87	$15.65
Grant price > fair market value	$—	$30.52	$21.44
Employee stock purchase plan shares	N/A	$17.12	$7.71
Restricted shares	$46.92	$67.37	$34.58

Following is a summary of the status of stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
$3.23 - $24.28	1,020	$19.96	3.8 years	1,008	$19.94
$25.25 - $26.66	971	$26.25	6.4 years	782	$26.32
$26.73 - $27.89	955	$27.72	6.4 years	397	$27.61
$27.90 - $41.03	956	$31.27	6.5 years	332	$31.19
$41.15 - $71.16	875	$57.54	8.6 years	221	$60.21

	4,777			2,740

A summary of our unvested restricted share award activity during the year ended December 31, 2009 is presented below. The fair value of unvested restricted share-based awards is determined based on the closing market price per share of our common stock on the grant date. Pre-vesting forfeitures were estimated to be between 0% and 1.2% based on historical experience.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted shares outstanding, January 1, 2009	964	$41.48
Restricted share awards granted	322	$46.69
Restricted share awards vested	(318)	$36.25
Restricted share awards forfeited	(70)	$64.48

Unvested restricted shares outstanding, December 31, 2009	898	$43.40

Restricted share units under the deferred compensation provisions of the 2009 Omnibus Plan may be granted to non-employee directors who elect to defer their annual equity payment with a value of $250,000, payable on the date of our annual stockholders meeting each year and to certain key employees. Each restricted share unit is equivalent to one share of common stock of FTI. The restricted share units for non-employee directors are issued on account of the director’s annual equity payment and vest on the first anniversary of the

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

grant date, provided that the non-employee director is serving in that capacity on the applicable vesting date. Stock units scheduled to vest in a year in which the director is not nominated for election or a director is not elected by shareholders will vest and not be forfeited. Upon a separation of service event or an elected payment date pursuant to Section 409A of the Internal Revenue Code, such director will receive one share of common stock for each stock unit credited to his or her account on the books of FTI. The restricted share units are then distributed to the director following his or her last date of service. The restricted share units for key employees are immediately vested upon issuance and are settled in common stock with the participants at either their date of separation of service or the individual’s elected payment date pursuant to section 409A of the Internal Revenue Code.

A summary of our restricted share unit activity during the year ended December 31, 2009 is presented below. The fair value of restricted share-based units is determined based on the closing market price per share of our common stock on the grant date.

	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Restricted share units outstanding, January 1, 2009	196	$40.44
Restricted share units granted	116	47.57
Restricted share units released	(43)	26.89

Restricted share units outstanding, December 31, 2009	269	$45.36	$12,703

The intrinsic value of restricted share units released reflects the market value of our common stock on the date of release. The total intrinsic value of restricted share units released was $2.2 million for the year ended December 31, 2009 and was not material for the years ended December 31, 2008 and 2007.

As of December 31, 2009, there was $29.3 million of unrecognized compensation cost related to unvested restricted awards and share units. That cost is expected to be recognized ratably over a weighted-average period of 3.0 years as the awards and units vest. The total fair value of restricted share awards and share units that vested during the years ended December 31, 2009, 2008 and 2007 was $12.5 million, $7.6 million and $3.4 million, respectively.

7. Research and Development Costs

Research and development costs related to software development charged to expense totaled $21.1 million, $18.0 million and $7.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Consolidated Statements of Income. For the year ended December 31, 2007, $5.3 million of research and development costs were classified as direct cost of revenues, and $2.3 million of research and development costs were classified as selling, general and administrative expense.

8. Acquisitions

Certain acquisition related restricted stock agreements entered into prior to January 1, 2009 contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date applicable stock restrictions lapse (the “determination date”). For those acquisitions, the

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

future settlement of any contingency related to common stock price will be recorded as a reduction to additional paid-in capital. During 2009, we paid $0.1 million in cash in relation to the price protection provision on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in capital. As of December 31, 2009, we are not obligated to make any price protection related payments under existing contractual arrangements. However, we will be required to do so in the future if our share price falls below the price guarantee on the determination date. Our remaining common stock price guarantee provisions have stock floor prices that range from $22.33 to $69.62 per share and have determination dates that range from 2010 to 2013.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price is in the form of contingent consideration. The contingent consideration represents the difference between the seller’s and our perceived values of the business based upon our respective performance estimates at the time of acquisition. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the seller based upon the outcome of future financial targets that the seller contemplates in its valuation. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Contingent consideration related to acquisitions consummated prior to January 1, 2009 is recorded as additional purchase price with the adjustment recorded as an increase to goodwill if the contingency is satisfied. Additional consideration related to businesses acquired prior to January 1, 2009 that was recorded as an adjustment to goodwill was $32.3 million, $49.4 million, and $41.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

For acquisitions consummated prior to January 1, 2009, the fair value of shares of our common stock issued in connection with a business combination was based on an average stock price formula, such as a five-day average of the closing price of our common stock for a period of days prior to or after the date of consummation of the acquisition.

On January 1, 2009, we were required to adopt new accounting principles for business combinations. These principles are required to be applied prospectively to business combinations consummated subsequent to December 31, 2008. These new principles change how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. Key changes include:

•	the recognition of transaction costs related to a business combination in current period earnings rather than as a capitalized component of purchase price;

•	the recognition of the estimated fair value of certain contingent consideration at the acquisition date rather than when the consideration was issued or became issuable;

•	the subsequent adjustment to fair value at each reporting date of any contingent consideration recognized with an offset to current period earnings;

•	the subsequent adjustment to deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized in current period earnings; and

•

changes in the accounting for business combinations achieved in stages. When control of a business is achieved in stages, acquisition method accounting is applied on the date that control is obtained. In addition, the acquirer remeasures its previously acquired non-controlling equity investment in the acquiree at fair value as of the acquisition date, and recognizes any gain or loss on that remeasurement in current period earnings.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

2009 Acquisition

In 2009, we acquired the remaining 50% equity interest in a German joint venture owned by the Strategic Communications segment resulting in a controlling interest and consolidation of this entity. We completed the valuation of the previously acquired non-controlling equity investment and recorded a $2.3 million gain on remeasuring our existing investment in the joint venture to fair value. The $2.3 million gain is included in “Interest income and other” on the Consolidated Statement of Income for the year ended December 31, 2009.

2008 and 2007 Acquisitions

During 2008, we completed 16 business combinations for a total acquisition cost of $373.1 million, consisting of cash, transaction costs, liabilities assumed of $319.1 million and 870,725 restricted shares of our common stock valued at $54.0 million. Certain purchase agreements for these business combinations contain provisions that include additional payments, some of which may be payable in shares of our common stock at our discretion, based on achievement of annual financial targets in each of the next one to five years. Any contingent consideration payable in the future will be applied to goodwill. Based on the 2009 and 2008 financial results, we have paid or accrued additional contingent consideration of $8.5 million, which has been included in the preceding disclosed acquisition costs.

During 2007, we completed seven business combinations for a total acquisition cost of $54.8 million, consisting of cash and transaction costs of $48.8 million and 169,999 restricted shares of our common stock valued at $6.0 million. Certain purchase agreements for these business combinations contain provisions that include additional payments, some of which may be payable in shares of our common stock at our discretion, based on achievement of annual financial targets in each of the next two years. Any contingent consideration payable in the future will be applied to goodwill. Based on 2009, 2008 and 2007 financial results, we have paid or accrued additional contingent consideration of $27.3 million, which has been included in the preceding disclosed acquisition costs.

9. Concentrations of Risk

We derive the majority of our revenues from providing professional services to our clients in the U.S., with approximately 82% of our revenue being generated from U.S. legal entities. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The table below details information on our net assets at December 31, 2009 and 2008. Net assets have been attributed to geographic location based on the location of the legal entity holding the assets.

	December 31,
	2009	2008
United States	$831,326	$924,722
All foreign countries	272,888	202,835

Total net assets	$1,104,214	$1,127,557

We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter. One of these client matters has resulted in a $19.0 million unsecured trade receivable that has been classified as non-current within “Other assets” on our Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

10. Balance Sheet Details

	December 31,
	2009	2008
Prepaid expenses and other current assets
Prepaid expenses	$22,431	$22,046
Short-term investments	15,000	—
Other current assets	14,741	12,943

	$52,172	$34,989

Notes receivable
Notes receivable from employees	$20,394	$14,645
Note receivable from purchasers of former subsidiary	459	500

	$20,853	$15,145

Notes receivable, net of current portion
Notes receivable from employees, net of current portion	$69,213	$56,000
Notes receivable from purchasers of former subsidiary and other	—	500

	$69,213	$56,500

Accounts payable, accrued expenses and other
Accounts payable	$8,486	$13,241
Accrued expenses	22,264	26,391
Accrued contingent consideration	23,376	48,936
Other current liabilities	27,067	20,337

	$81,193	$108,905

11. Financial Instruments

Derivative Financial Instruments

We enter into derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In June 2009, the counterparties to our two interest rate swaps, with an aggregate $60.0 million notional amount, exercised their right to terminate these agreements. Prior to their termination, these interest rate swaps effectively converted $60.0 million of our 7 5/8% Senior Notes due 2013 (“7 5/8% Notes”) from a fixed rate to a variable rate instrument. (See Note 14 to the Consolidated Financial Statements for information on the swap termination). These interest rate swaps, previously designated as fair value hedges of fixed rate debt, qualified for hedge accounting using the short-cut method under ASC 815-20-25, Derivatives and Hedging (formerly SFAS No. 133), which assumes no hedge ineffectiveness. As a result, changes in the fair value of the interest rate swaps and changes in the fair value of the hedged debt were assumed to be equal and offsetting. At December 31, 2008, a $2.9 million fair value adjustment related to the interest rate swap is recorded in “Other assets” on the Consolidated Balance Sheet with an offsetting $2.9 million fair value adjustment to “Long-term debt and capital lease obligations.”

Fair Value of Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

respective assets and liabilities at December 31, 2009, based on the short-term nature of the assets and liabilities. We determined the fair value of our long-term debt based on quoted market prices for our 7 5/8% Notes, 7 3/4% Senior Notes due 2016 (“7 3/4% Notes”) and Convertible Notes.

There were no financial instruments carried at fair value at December 31, 2009. At December 31, 2008, interest rate swaps with an aggregate $60.0 million notional amount were carried at fair value based on estimates to settle the agreements as of the balance sheet date, which would be considered fair value determined using significant other observable inputs. The fair value adjustment related to the interest rate swap is recorded in “Other assets” on the Consolidated Balance Sheet.

The following table presents financial assets and liabilities measured at fair value as of December 31, 2008:

As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest rate swaps (recorded in “Other assets”)	$—	$2,884	$—	$2,884

Total	$—	$2,884	$—	$2,884

Hedge adjustment on long-term debt (recorded in “Long-term debt and capital lease obligations”)	$—	$2,884	$—	$2,884

Total	$—	$2,884	$—	$2,884

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

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, including current portion (a)	$572,703	$663,973	$549,900	$583,475
Interest rate swap assets	—	—	2,884	2,884

(a)	Carrying amount includes the equity component of Convertible Notes recorded in “Additional paid-in capital” of $18.0 million.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

12. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008
Leasehold improvements	$43,974	$37,524
Construction in progress	8,442	4,335
Furniture and equipment	27,887	24,091
Computer equipment and software	81,544	70,753

	161,847	136,703
Accumulated depreciation and amortization	(81,169)	(58,128)

Property and equipment, net	$80,678	$78,575

Depreciation expense was $27.8 million in 2009, $25.5 million in 2008 and $19.3 million in 2007.

13. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance December 31, 2007	$298,571	$149,308	$181,669	$37,590	$267,746	$934,884
Goodwill acquired during the year	92,019	50,679	1,206	81,563	3,569	229,036
Contingent consideration (a)	—	1,083	8,169	—	37,494	46,746
Adjustments to allocation of purchase price	—	(612)	—	—	(4,198)	(4,810)
Foreign currency translation adjustment and other	(656)	(11,329)	—	(612)	(49,798)	(62,395)

Balance December 31, 2008	389,934	189,129	191,044	118,541	254,813	1,143,461
Goodwill acquired during the year	—	—	—	—	3,008	3,008
Contingent consideration	—	1,366	5,655	—	25,285	32,306
Adjustments to allocation of purchase price	(3,119)	—	—	(934)	935	(3,118)
Foreign currency translation adjustment and other	461	3,734	32	404	15,661	20,292

Balance December 31, 2009	$387,276	$194,229	$196,731	$118,011	$299,702	$1,195,949

(a)	Contingent consideration of $2.6 million for 2008 acquisitions has been included in goodwill acquired during the year.

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $24.7 million in 2009, $18.8 million in 2008 and $10.6 million in 2007. Based solely on

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

the amortizable intangible assets recorded as of December 31, 2009, we estimate amortization expense to be $23.4 million in 2010, $21.3 million in 2011, $20.8 million in 2012, $17.8 million in 2013, $10.2 million in 2014 and $56.8 million in years after 2014. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

		December 31, 2009		December 31, 2008
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	1 to 15	$144,048	$33,016	$133,113	$19,897
Non-competition agreements	1 to 10	18,268	8,788	17,194	5,735
Software	5 to 6	37,700	13,335	37,700	6,401
Tradenames	1 to 5	9,591	4,184	9,555	2,153
Contract backlog	1	317	317	273	23

		209,924	59,640	197,835	34,209
Unamortized intangible assets
Tradenames	Indefinite	25,678	—	25,678	—

		$235,602	$59,640	$223,513	$34,209

For acquisitions completed during 2009 and 2008, the aggregate amount of purchase price assigned to intangible assets other than goodwill consisted of the following:

	December 31, 2009		December 31, 2008
	Weigted- Average Amortization Period in Years	Fair Value	Weigted- Average Amortization Period in Years	Fair Value
Amortized intangible assets
Contract backlog	—	$—	1	$275
Customer relationships	6	5,313	14	78,336
Non-competition agreements	6	540	5	5,427
Tradenames	1	140	5	8,512
Software	—	—	6	33,300

		5,993		125,850
Unamortized intangible assets
Tradenames	Indefinite	—	Indefinite	11,200

		$5,993		$137,050

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

14. Long-Term Debt and Capital Lease Obligations

	December 31,
	2009	2008
7 5/8% senior notes due 2013 (a) (b)	$202,012	$202,884
7 3/4% senior notes due 2016	215,000	215,000
3 3/4% convertible senior subordinated notes due 2012 (c)	136,540	131,968
Notes payable to former shareholders of acquired business	1,132	47

Total debt	554,684	549,899
Less current portion	137,672	132,015

Long-term debt, net of current portion	417,012	417,884

Total capital lease obligations	814	1,608
Less current portion	429	900

Capital lease obligations, net of current portion	385	708

Long-term debt and capital lease obligations, net of current portion	$417,397	$418,592

(a)	Includes unamortized proceeds from interest rate swap terminations of $2.0 million at December 31, 2009 on our $200 million face value 7 5/8% senior notes.

(b)	Includes a fair value hedge adjustment of $2.9 million at December 31, 2008 on our $200 million face value 7 5/8% senior notes.

(c)	Includes discount of $13.4 million at December 31, 2009 and $18.0 million at December 31, 2008.

7 5/8% senior notes due 2013. These notes are registered with the SEC. Cash interest is payable semi-annually beginning December 15, 2005 at a rate of 7.625% per year. We may redeem all or part of these notes at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest on the notes redeemed to the applicable redemption date, if redeemed during the twelve month period beginning on June 15, of the years indicated below, subject to the rights of holders of notes on the relevant record date to receive interest on the relevant interest payment date.

Year	Percentage
2009	103.813%
2010	101.906%
2011 and thereafter	100.000%

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

In August 2005, we entered into two interest rate swap contracts with an aggregate notional amount of $60.0 million to receive interest at 7  5/8% and pay a variable rate of interest based upon LIBOR. We designated these swaps as fair value hedges of the changes in fair value of $60.0 million of our 7  5/8% Notes. Under the terms of

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

the interest rate swap agreements, we received interest on the $60.0 million notional amount at a fixed rate of 7.625% and paid a variable rate of interest, which was between 5.60% and 7.85% for the year ended December 31, 2008, based on the LIBOR as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly matched those of the hedged senior notes. In accordance with ASC 815-20-25, Derivatives and Hedging (formerly SFAS No. 133), the swaps were accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt were recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness was recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. For the year ended December 31, 2008, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate decreased interest expense by $0.9 million. For the year ended December 31, 2007, the impact of effectively converting the interest rate increased interest expense by $0.5 million. The counterparties to the swaps exercised their right to terminate the swaps as of June 15, 2009 which resulted in a $2.3 million gain on termination. This gain has been recorded in “Long-term debt and capital lease obligations” on the Consolidated Balance Sheets and will be amortized as a reduction to interest expense over the remaining term of the 7 5 /8% Notes, resulting in an effective interest rate of 6.5% per annum on $60.0 million of 7  5/8% Notes.

7 3/4% senior notes due 2016. These notes are registered with SEC. Cash interest is payable semiannually beginning April 1, 2007 at a rate of 7.75% per year. We may choose to redeem some or all of these notes starting October 1, 2011 at an initial redemption price of 103.875% of the aggregate principal amount of these notes plus accrued and unpaid interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If we do not maintain the registration of the notes effective through maturity, subject to limitations, then the annual interest rate on these notes will increase by 0.25% every 90 days, up to a maximum of 1.0% until the default ceases to exist. If we have a registration default and subsequently correct it, the annual interest rate on the notes will revert to 7.75%.

3 3/4% convertible senior subordinated notes due 2012. These notes are registered with the SEC. Cash interest is payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The Convertible Notes are non-callable. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. The “conversion value” of each note is the average closing price of our shares over the “conversion reference period,” as defined in the indenture, times the initial conversion rate of 31.998, subject to adjustment upon specified events. Assuming conversion of the full $149.9 million principal amount of the notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. The Convertible Notes may be converted at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time period exceeds 120% of the conversion price for a specified time period; or (4) if the trading price for a convertible note is less than 95% of the closing sale price of our common stock into which it can be converted for a specified time period.

The Convertible Notes are currently convertible at the option of the holders through April 15, 2010 as provided in the indenture covering the notes. The notes are convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 days in the 30 consecutive trading days in period ended January 15, 2010.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Upon surrendering any note for conversion, in accordance with the indenture, the holder of such note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the note as defined in the indenture. The conversion feature results in a premium over the face amount of the notes equal to the difference between our stock price as determined by the calculation set forth in the indenture and the conversion price per share of $31.25 times the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the indenture. Based on our closing stock price at December 31, 2009, the aggregate Convertible Notes conversion value exceeds their aggregate principal amount by $76.3 million.

As of January 1, 2009, we adopted the provisions of ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) (formerly FSP APB 14-1) with retrospective application to prior periods. ASC 470-20 addresses the accounting and disclosure requirements for convertible debt that may be settled in cash upon conversion. It requires an issuer to separately account for the liability and equity components of convertible debt in a manner that reflects the issuer’s nonconvertible borrowing rate, resulting in higher interest expense over the life of the instrument due to the amortization of the discount. Our Convertible Notes are subject to ASC 470-20. We applied this guidance retrospectively to all periods presented.

The following table summarizes the liability and equity components of our Convertible Notes:

	December 31, 2009	December 31, 2008
Liability component:
Principal	$149,940	$149,951
Unamortized discount	(13,400)	(17,983)

Balance of 3 3/4% convertible notes due 2012	136,540	131,968

Equity component (recorded in additional paid-in capital)	18,019	18,022

The discount on the liability component will be amortized over the remaining term of the Convertible Notes through July 15, 2012 using the effective interest method. The effective interest rate on the Convertible Notes is 7 5/8%. The components of interest cost on the Convertible Notes for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008
Contractual interest	$5,624	$5,625
Amortization of debt discount	4,582	4,264
Amortization of deferred note issue costs	641	641

Total interest expense	$10,847	$10,530

Secured bank credit facility. Our amended and restated senior secured bank credit facility, as further amended (bank credit facility) provides for a $175.0 million revolving line of credit. The maturity date of the revolving line of credit is September 30, 2011. We may choose to repay outstanding borrowings under the bank credit facility at any time before maturity without penalty. Debt under the bank credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate defined as the higher of (1) the lender’s announced prime rate or (2) the federal funds rate plus the sum of 50 basis points and an applicable margin. Under the bank credit facility, the lenders have a security interest in substantially all of our assets.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Our bank credit facility and the indentures governing our senior notes contain covenants which limit our ability to incur additional indebtedness, create liens, pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments, consolidate, merge or sell all or substantially all of our assets, guarantee obligations of other entities, enter into hedging agreements, enter into transactions with affiliates or related persons and engage in any business other than consulting related businesses. The bank credit facility requires compliance with financial ratios, including total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA); EBITDA to specified charges; and the maintenance of a minimum net worth, each as defined under the bank credit facility. At December 31, 2009, we were in compliance with all covenants as stipulated in the bank credit facility and the indentures governing our senior notes. No borrowings were outstanding under the bank credit facility at December 31, 2009 or December 31, 2008. However, $3.8 million and $9.2 million of the borrowing limit was used (and, therefore, unavailable) as of December 31, 2009 and 2008, respectively, for letters of credit.

Notes payable to shareholders of acquired business. In connection with the acquisition of FD International (Holdings) Limited in October 2006 (“FD”), we issued notes to former holders of FD capital shares who elected to receive notes in lieu of cash for acquisition and earn-out consideration. These notes are unsecured and bear interest based on the London Interbank Offered Rate, or LIBOR, that compounds quarterly. These notes are redeemable at any time prior to their maturity and accordingly they have been classified as a current obligation. The outstanding balance of these notes was $1.1 million at December 31, 2009 and was minimal at December 31, 2008.

Guarantees. Currently, we do not have any debt guarantees related to entities outside of the consolidated group. As of December 31, 2009, substantially all of our domestic subsidiaries are guarantors of borrowings under our bank credit facility, our senior notes and our convertible notes in the amount of $565 million.

Future Maturities of Long-Term Debt

For years subsequent to December 31, 2009, scheduled annual maturities of long-term debt outstanding as of December 31, 2009 are as follows. Long-term debt that is callable by the holder has been classified as maturing in 2010 on the following table and includes the $149.9 million principal amount of Convertible Notes and $1.1 million of notes payable to shareholders of an acquired business.

	Long-term Debt (a)	Capital Lease Obligations	Total
2010	$151,072	$566	$151,638
2011	—	253	253
2012	—	50	50
2013	200,000	—	200,000
2014	—	—	—
Thereafter	215,000	—	215,000

	566,072	869	566,941

Less imputed interest	—	55	55

	$566,072	$814	$566,886

(a)	Principal balance does not include unamortized proceeds from interest rate swap termination or the discount or conversion premium on Convertible Notes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

15. Commitments and Contingencies

Operating Lease Commitments

Rental expense, net of rental income was $49.5 million during 2009, $44.8 million during 2008 and $35.8 million during 2007. For years subsequent to December 31, 2009, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases of $1.4 million in 2010, $0.5 million in 2011, and $0.1 million in 2012 are as follows:

Operating Leases
2010	$38,625
2011	36,761
2012	32,620
2013	28,893
2014	26,354
Thereafter	134,132

$297,385

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.

16. Income Taxes

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2009		December 31, 2008
	Asset	Liability	Asset	Liability
Current deferred tax assets (liabilities)
Allowance for doubtful accounts	$8,684	$—	$8,574	$—
Accrued vacation and bonus	9,586	—	12,260	—
Restricted stock	2,412	—	2,980	—
Other	—	(206)	558	—

Total current deferred tax assets (liabilities)	20,682	(206)	24,372	—

Long-term deferred assets (liabilities)
Property, equipment and capitalized software	—	(1,152)	2,097	—
Deferred rent	14,386	—	11,537	—
Share-based compensation	12,733	—	9,510	—
Notes receivable from employees	14,205	—	9,998	—
Foreign tax credits	1,838	—	4,388	—
Deferred compensation	—	(965)	—	(1,260)
Goodwill and other intangible asset amortization		(131,022)		(113,758)
Convertible debt	—	(5,209)	—	(6,973)
Currency translation adjustment	—	(1,201)	—	—
All other	683	—	684	—

Total long-term deferred tax assets (liabilities)	$43,845	$(139,549)	$38,214	$(121,991)

Total deferred tax assets (liabilities)		$(75,228)		$(59,405)

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

As of December 31, 2009, we have not recorded a $14.3 million deferred tax liability related to the tax basis difference in the investment in our foreign subsidiaries as the investment is considered permanent in duration.

We also have $1.8 million of foreign tax credit carryforwards that begin to expire in 2019. Based upon current levels of foreign source income and foreign income taxes, we expect to use the $1.8 million of credits prior to their expiration.

We have not established a valuation allowance for any of our deferred tax assets as we expect that future taxable income as well as the reversal of temporary differences will enable us to fully utilize our deferred tax assets.

The components of “Income before income tax provision” from continuing operations are as follows:

	Year Ended December 31,
	2009	2008	2007
Domestic	$194,155	$143,505	$107,016
Foreign	32,870	54,916	34,866

	$227,025	$198,421	$141,882

The components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2009	2008	2007
Current
Federal	$42,911	$58,075	$39,328
State	14,379	13,313	10,275
Foreign	9,743	11,838	11,715

	67,033	83,226	61,318

Deferred
Federal	$15,865	$(5,968)	$(4,639)
State	2,353	257	(1,131)
Foreign	(1,252)	—	—

	16,966	(5,711)	(5,770)

Income tax provision	$83,999	$77,515	$55,548

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2009	2008	2007
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.8	4.3	4.2
Goodwill amortization on foreign acquisitions deductible for U.S. tax purposes	(2.2)	(2.4)	(3.2)
Expenses not deductible for tax purposes	0.8	2.2	2.9
All other	(1.4)	—	0.3

	37.0%	39.1%	39.2%

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

At December 31, 2009, we had a net income tax payable of $6.3 million as compared to a net income tax receivable of $4.9 million at December 31, 2008.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2006 and are no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2004. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

During 2009, there were no material changes to the liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as such and excluded from the income tax provision. As of December 31, 2009, our accrual for the payment of tax-related interest and penalties was not material. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months. Our liability for uncertain tax positions was $0.4 million and $0.1 million at December 31, 2009 and 2008, respectively.

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

In October 2007, we closed on a public offering of 4,830,000 shares of our common stock (which included 630,000 shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares) at a price to the public of $50.00 per share, less the underwriting discounts and commissions. The net proceeds of the offering were $231.4 million, after payment of the underwriting discounts, commissions and offering expenses. We used the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program.

Common Stock Repurchase Program

On November 4, 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million and terminated the $50.0 million stock repurchase program authorized in February 2009. On November 9, 2009, we entered into an accelerated share buyback agreement (“ASB Agreement”) with an investment bank. On the same day, FTI and the investment bank executed a supplemental confirmation to effect a $250.0 million accelerated stock buyback transaction under the ASB Agreement.

On November 12, 2009, FTI paid $250.0 million to the investment bank and received a substantial majority of the shares to be delivered by the investment bank in the accelerated buyback transaction. On December 10, 2009, FTI received additional shares bringing the total shares delivered in 2009 to 4,874,807 shares of FTI common stock. This transaction was accounted for as two separate transactions, a share repurchase and a forward contract indexed to our own stock.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The repurchase of shares was accounted for as a share retirement resulting in a reduction of common stock issued and outstanding of 4,874,807 shares and a corresponding reduction in common stock and additional paid-in capital of $250.0 million. Final settlement of the repurchase transaction was scheduled for no later than July 9, 2010 and could occur earlier at the option of the investment bank or later under certain circumstances. On January 22, 2010, FTI received notice that the investment bank exercised its rights to terminate the accelerated buyback transaction. As a result, FTI received an additional 580,784 shares of common stock in January 2010, bringing the total shares repurchased pursuant to the accelerated buyback transaction to 5,455,591 shares at a purchase price of $45.82 per share. No cash was required to complete the final delivery of shares. The additional shares received were accounted for as a share retirement in the first quarter of 2010.

For the year ended December 31, 2009, the forward contract was anti-dilutive as the forward contract represented a contingent number of shares that would be delivered to FTI by the investment bank. As the shares were anti-dilutive, their impact was not considered in the computation of earnings per share for the year ended December 31, 2009 in accordance with the guidance of ASC 260, Earnings Per Share. The shares were removed from the count used for the calculation of earnings per share after delivery to FTI.

18. Employee Benefit Plans

We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percent of the participant’s eligible compensation. FTI matches each participant’s eligible 401(k) plan contributions up to the annual limit specified by the Internal Revenue Service. We made contributions related to the plan of $7.8 million during 2009, $7.1 million during 2008 and $5.6 million during 2007.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom and other foreign countries. The assets of the schemes are held separately from those of FTI in independently administered funds. We contributed $4.9 million to these plans during 2009, $4.7 million during 2008, and $4.4 million during 2007.

19. Segment Reporting

We manage our business in five reportable operating segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, including restructuring (including bankruptcy), financings, claims management, mergers and acquisitions, post-acquisition integration, valuations, tax issues and performance improvement.

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Our Technology segment is a leading electronic discovery and information management software and service provider. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information, including e-mail, computer files, voicemail, instant messaging, and financial and transactional data.

Our Strategic Communications segment provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting.

We evaluate the performance of our operating segments based on operating income excluding depreciation, amortization of other intangible assets, unallocated corporate expenses and including non-operating litigation settlement gains and losses, which we refer to as “segment EBITDA.” Segment EBITDA consists of the revenues generated by that segment, less the direct costs of revenues and selling, general and administrative costs that are incurred directly by that segment as well as an allocation of certain centrally managed direct costs, such as information technology services, accounting, marketing, human resources and facility costs. Although segment EBITDA is not a measure of financial condition or performance determined in accordance with generally accepted accounting principles, we use it to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine segment employee cash incentive compensation.

The table below presents revenues and segment EBITDA for our reportable segments for the three years ended December 31, 2009:

	Year Ended December 31,
	2009	2008	2007
Revenues
Corporate Finance/Restructuring	$514,260	$374,504	$261,625
Forensic and Litigation Consulting	259,204	253,918	217,028
Economic Consulting	234,723	219,883	174,447
Technology	211,680	220,359	162,837
Strategic Communications	180,079	224,481	185,333

Total revenues	$1,399,946	$1,293,145	$1,001,270

Segment EBITDA
Corporate Finance/Restructuring	$175,551	$114,178	$71,629
Forensic and Litigation Consulting	59,581	57,493	57,292
Economic Consulting	47,845	59,020	48,085
Technology	75,715	73,506	62,921
Strategic Communications	24,941	51,853	44,248

Total segment EBITDA	$383,633	$356,050	$284,175

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The table below reconciles segment EBITDA to income before income tax provision. Unallocated corporate expenses include primarily indirect costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include costs related to executive management, legal, corporate office support costs, information technology, accounting, marketing, human resources, and company-wide business development functions.

	Year Ended December 31,
	2009	2008	2007
Segment EBITDA	$383,633	$356,050	$284,175
Segment depreciation expense	(22,737)	(20,342)	(14,582)
Amortization of intangible assets	(24,701)	(18,824)	(10,615)
Unallocated corporate expenses	(72,655)	(81,973)	(77,344)
Interest income and other	8,158	8,840	8,091
Interest expense	(44,923)	(45,105)	(47,639)
Corporate litigation settlement gains (losses)	250	(225)	(204)

Income before income tax provision	$227,025	$198,421	$141,882

The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets.

	December 31,
	2009	2008
Corporate Finance/Restructuring	$547,091	$556,638
Forensic and Litigation Consulting	320,720	297,785
Economic Consulting	356,432	322,047
Technology	238,136	266,405
Strategic Communications	436,571	397,482

Total segment assets	1,898,950	1,840,357
Unallocated corporate assets	178,388	243,220

Total assets	$2,077,338	$2,083,577

The table below details information on our revenues for the three years ended December 31, 2009. We do not have a single customer that represents ten percent or more of our consolidated revenues. Revenues have been attributed to location based on the location of the legal entity generating the revenue.

	Year Ended December 31,
	2009	2008	2007
United States	$1,154,112	$1,056,616	$838,941
All foreign countries	245,834	236,529	162,329

Total revenues	$1,399,946	$1,293,145	$1,001,270

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The table below details information on our long-lived assets at December 31, 2009 and 2008. Long-lived assets have been attributed to geographic location based on the location of the legal entity holding the assets.

	December 31, 2009		December 31, 2008
	United States	All foreign countries	United States	All foreign countries
Property and equipment, net	$69,028	$11,650	$69,547	$9,028

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Balance Sheet Information as of December 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$60,720	$665	$57,487	$—	$118,872
Accounts receivable, net	102,768	143,146	41,628	—	287,542
Intercompany receivables	58,969	335,933	120,210	(515,112)	—
Other current assets	69,871	17,972	8,007	(2,349)	93,501

Total current assets	292,328	497,716	227,332	(517,461)	499,915
Property and equipment, net	46,298	22,728	11,652	—	80,678
Goodwill	426,314	530,809	238,826	—	1,195,949
Other intangible assets, net	8,465	118,756	48,741	—	175,962
Investments in subsidiaries	1,382,550	882,833	778,478	(3,043,861)	—
Other assets	60,396	161,813	14,104	(111,479)	124,834

Total assets	$2,216,351	$2,214,655	$1,319,133	$(3,672,801)	$2,077,338

Liabilities
Intercompany payables	$319,905	$99,833	$95,374	$(515,112)	$—
Other current liabilities	265,053	92,350	51,148	(2,349)	406,202

Total current liabilities	584,958	192,183	146,522	(517,461)	406,202
Long-term debt, net	417,012	385	—	—	417,397
Other liabilities	110,167	37,671	113,166	(111,479)	149,525

Total liabilities	1,112,137	230,239	259,688	(628,940)	973,124
Stockholders’ equity	1,104,214	1,984,416	1,059,445	(3,043,861)	1,104,214

Total liabilities and stockholders’ equity	$2,216,351	$2,214,655	$1,319,133	$(3,672,801)	$2,077,338

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidated Income Statement for the Year Ended December 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$592,986	$1,179,633	$255,582	$(628,255)	$1,399,946
Operating expenses
Direct cost of revenues	320,521	907,558	159,764	(620,456)	767,387
Selling, general and administrative expense	159,449	139,265	53,403	(7,799)	344,318
Amortization of other intangible assets	1,604	17,865	5,232	—	24,701

	481,574	1,064,688	218,399	(628,255)	1,136,406

Operating income	111,412	114,945	37,183	—	263,540
Other income (expense)	(40,294)	12,656	(8,877)	—	(36,515)

Income before income tax provision	71,118	127,601	28,306	—	227,025
Income tax provision	28,595	51,305	4,099	—	83,999
Equity in net earnings of subsidiaries	100,503	19,946	8,816	(129,265)	—

Net income	$143,026	$96,242	$33,023	$(129,265)	$143,026

Condensed Consolidating Statement of Income Information for the Year Ended December 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$493,919	$1,143,520	$239,626	$(583,920)	$1,293,145
Operating expenses
Direct cost of revenues	276,291	872,746	136,127	(576,381)	708,783
Selling, general and administrative expense	165,370	122,021	50,339	(7,539)	330,191
Amortization of other intangible assets	1,125	12,438	5,261	—	18,824

	442,786	1,007,205	191,727	(583,920)	1,057,798

Operating income	51,133	136,315	47,899	—	235,347
Other income (expense)	(40,675)	6,724	(2,975)	—	(36,926)

Income before income tax provision	10,458	143,039	44,924	—	198,421
Income tax provision	4,663	62,010	10,842	—	77,515
Equity in net earnings of subsidiaries	115,111	34,370	10,428	(159,909)	—

Net income	$120,906	$115,399	$44,510	$(159,909)	$120,906

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Income Information for the Year Ended December 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$544,360	$701,421	$168,838	$(413,349)	$1,001,270
Operating expenses
Direct cost of revenues	304,674	571,375	87,342	(411,044)	552,347
Selling, general and administrative expense	179,633	35,381	43,167	(2,305)	255,876
Amortization of other intangible assets	2,006	5,028	3,581	—	10,615

	486,313	611,784	134,090	(413,349)	818,838

Operating income	58,047	89,637	34,748	—	182,432
Other income (expense)	(42,495)	2,544	(599)	—	(40,550)

Income before income tax provision	15,552	92,181	34,149	—	141,882
Income tax provision	6,297	37,640	11,611	—	55,548
Equity in net earnings of subsidiaries	77,079	25,299	2,755	(105,133)	—

Net income	$86,334	$79,840	$25,293	$(105,133)	$86,334

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$55,941	$176,239	$18,589	$250,769

Investing activities
Payments for acquisition of businesses, net of cash received	(44,880)	952	(2,782)	(46,710)
Purchases of short-term investments, net of sales	(15,141)	—	—	(15,141)
Purchases of property and equipment and other	(8,284)	(13,637)	(6,116)	(28,037)

Net cash used in investing activities	(68,305)	(12,685)	(8,898)	(89,888)

Financing activities
Payments of long-term debt and capital lease obligations	(12,967)	(794)	—	(13,761)
Cash received for settlement of interest rate swaps	2,288	—	—	2,288
Purchase and retirement of common stock	(250,000)	—	—	(250,000)
Issuance of common stock and other	16,002	—	—	16,002
Excess tax benefits from share based equity	5,193	—	—	5,193
Intercompany transfers	181,156	(173,758)	(7,398)	—

Net cash used in financing activities	(58,328)	(174,552)	(7,398)	(240,278)

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	—	—	6,427	6,427

Net (decrease) increase in cash and cash equivalents	(70,692)	(10,998)	8,720	(72,970)
Cash and cash equivalents, beginning of year	131,412	11,663	48,767	191,842

Cash and cash equivalents, end of year	$60,720	$665	$57,487	$118,872

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Cash Flow Information for the Year Ended December 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$72,352	$70,977	$54,151	$197,480

Investing activities
Payments for acquisition of businesses, net of cash received	(333,830)	(2,700)	(6,639)	(343,169)
Purchases of property and equipment and other	(15,464)	(9,068)	(6,439)	(30,971)

Net cash used in investing activities	(349,294)	(11,768)	(13,078)	(374,140)

Financing activities
Payment of short-term borrowings of acquired subsidiary	—	(2,275)	—	(2,275)
Payment of long-term debt	(8,261)	(483)	—	(8,744)
Issuance of common stock and other	20,450	—	—	20,450
Excess tax benefits from share based equity	10,820	—	—	10,820
Intercompany transfers	56,785	(46,061)	(10,724)	—

Net cash provided by (used in) financing activities	79,794	(48,819)	(10,724)	20,251

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	55	—	(12,267)	(12,212)

Net (decrease) increase in cash and cash equivalents	(197,093)	10,390	18,082	(168,621)
Cash and cash equivalents, beginning of year	328,505	1,273	30,685	360,463

Cash and cash equivalents, end of year	$131,412	$11,663	$48,767	$191,842

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Cash Flow Information for the Year Ended December 31, 2007

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$13,491	$45,576	$9,283	$68,350

Investing activities
Payments for acquisition of businesses, net of cash received	(1,402)	(8,466)	(21,989)	(31,857)
Purchases of property and equipment and other	(27,890)	(2,897)	(5,153)	(35,940)

Net cash used in investing activities	(29,292)	(11,363)	(27,142)	(67,797)

Financing activities
Capital contributions	(313,649)	260,821	52,828	—
Purchase and retirement of common stock	(18,118)	—	—	(18,118)
Intercompany transfers	318,292	(297,353)	(20,939)	—
Issuance of common stock	231,408	—	—	231,408
Other	56,363	—	—	56,363

Net cash provided by (used in) financing activities	274,296	(36,532)	31,889	269,653

Effects of exchange rate changes and fair value adjustments on cash	—	—	(1,666)	(1,666)

Net increase (decrease) in cash and cash equivalents	258,495	(2,319)	12,364	268,540
Cash and cash equivalents, beginning of year	70,010	3,592	18,321	91,923

Cash and cash equivalents, end of year	$328,505	$1,273	$30,685	$360,463

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

21. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2009
Revenues	$347,846	$360,525	$348,637	342,938

Operating expenses
Direct cost of revenues	192,412	194,181	193,204	187,590
Selling, general and administrative expenses	88,753	88,842	84,976	81,747
Amortization of other intangible assets	6,050	6,149	6,171	6,331

	287,215	289,172	284,351	275,668

Operating income	60,631	71,353	64,286	67,270
Interest income and other	2,053	702	3,330	2,073
Interest expense	(11,013)	(11,030)	(11,434)	(11,446)
Litigation settlement gains, net	250	—	—	—

Income before income tax provision	51,921	61,025	56,182	57,897
Income tax provision	20,249	23,800	18,626	21,324

Net income	$31,672	$37,225	$37,556	$36,573

Earnings per common share — basic	$0.63	$0.74	$0.74	$0.75

Earnings per common share — diluted	$0.60	$0.69	$0.70	$0.71

Weighted average common shares outstanding
Basic	50,171	50,384	50,696	48,612

Diluted	52,979	53,835	53,896	51,433

2008
Revenues	$307,102	$337,670	$325,497	$322,876

Operating expenses
Direct cost of revenues	173,404	188,990	175,309	171,080
Selling, general and administrative expenses	72,697	77,779	91,513	88,202
Amortization of other intangible assets	2,898	4,457	5,664	5,805

	248,999	271,226	272,486	265,087

Operating income	58,103	66,444	53,011	57,789
Interest income and other	3,545	2,049	1,942	1,304
Interest expense	(11,599)	(11,307)	(10,942)	(11,257)
Litigation settlement (losses) gains, net	(1)	(435)	(275)	50

Income before income tax provision	50,048	56,751	43,736	47,886
Income tax provision	19,852	22,543	17,383	17,737

Net income	$30,196	$34,208	$26,353	$30,149

Earnings per common share — basic	$0.62	$0.70	$0.53	$0.61

Earnings per common share — diluted	$0.57	$0.64	$0.48	$0.56

Weighted average common shares outstanding
Basic	48,325	49,155	49,541	49,738

Diluted	52,717	53,700	54,460	53,411

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2009, pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Policy on Ethics and Business Conduct, or Code of Ethics, which applies to our chairman of the board, president, chief executive officer, chief financial officer, corporate controller and our other financial professionals, as well as our chief operating officer, chief administrative officer, general counsel and chief risk officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at http://www.fticonsulting.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our chairman of the board, president, chief executive officer, chief operating officer, chief financial officer, corporate controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 500 East Pratt Street, Suite 1400, Baltimore, Maryland 21202.

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

		Management’s Report on Internal Control over Financial Reporting

		Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

		Reports of Independent Registered Public Accounting Firm — Consolidated Financial Statements

		Consolidated Balance Sheets — December 31, 2009 and 2008

		Consolidated Statements of Income — Years Ended December 31, 2009, 2008 and 2007

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2009, 2008 and 2007

		Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008 and 2007

		Notes to Consolidated Financial Statements

	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:

		Schedule II — Valuation and Qualifying Accounts

		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise furnished.

FTI Consulting, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions		Deductions **	Balance at End of Period
		Charged to Expense	Charged to Other Accounts *
Year Ended December 31, 2009
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$45,309	$19,866	$11,513	$17,360	$59,328

Year Ended December 31, 2008
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$30,467	$22,474	$5,852	$13,484	$45,309

Year Ended December 31, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$20,351	$11,777	$6,319	$7,980	$30,467

*	Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).

**	Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits
1.1**	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.2**	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.3**	Purchase Agreement dated September 27, 2006, by and among FTI Consulting, Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to the 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission, on October 3, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K/A (Amendment No. 2) dated September 27, 2006 and incorporated herein by reference.)

1.4	Underwriting Agreement dated October 3, 2007, by and among FTI Consulting, Inc. and Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman, Sachs & Co. (Filed with the Securities and Exchange Commission on October 3, 2007 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment to Registration Statement on Form S-3 (333-146366) dated October 3, 2007 and incorporated herein by reference.)

2.1**	Agreement for the Purchase and Sale of Assets dated as of July 24, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on July 26, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 24, 2002 and incorporated herein by reference.)

2.2**	LLC Membership Interests Purchase Agreement dated as of January 31, 2000, by and among FTI Consulting, Inc., and Michael Policano and Robert Manzo. (Filed with the Securities and Exchange Commission on February 15, 2000 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 4, 2000 and incorporated herein by reference.)

2.3**	Asset Purchase Agreement dated October 22, 2003, by and among KPMG LLP, DAS Business LLC and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on November 14, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 3, 2003 and incorporated herein by reference.)

2.4**	Asset Purchase Agreement dated September 25, 2003, by and among FTI Consulting, Inc., LI Acquisition Company, LLC, Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp. (Filed with the Securities and Exchange Commission on October 2, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 25, 2003 and incorporated herein by reference.)

2.5**	Asset Purchase Agreement dated February 16, 2005, by and among FTI Consulting, Inc., FTI, LLC, FTI Repository Services, LLC, FTI Consulting Ltd., FTI Australia Pty Ltd, Edward J. O’Brien and Christopher R. Priestley, Messrs. Edward J. O’Brien and Christopher R. Priestley trading as the Ringtail Suite Partnership, Ringtail Solutions Pty Ltd, on its behalf and as trustee for Ringtail Unit Trust, Ringtail Solutions, Inc. and Ringtail Solutions Limited. (Filed with the Securities and Exchange Commission on February 23, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 16, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
2.6**	Asset Purchase Agreement, dated as of May 23, 2005, by and among Cambio Health Solutions, LLC, Cambio Partners, LLC, each of the individuals named in Exhibit A thereto that becomes a party thereto prior to the Closing (as defined therein) by executing a joinder agreement on or after the date thereof, FTI Consulting, Inc, FTI, LLC, FTI Cambio LLC, and the Seller Representative (as defined therein). (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 23, 2005 and incorporated herein by reference.)

2.7**	Purchase Agreement, dated as of November 15, 2005, by and among FTI Compass, LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, FTI, LLC, a Maryland limited liability company, Competition Policy Associates, Inc., a District of Columbia corporation (the “Company”), and the stockholders of the Company listed on Schedule I thereto. (Filed with the Securities and Exchange Commission on November 19, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 22, 2005 and incorporated by reference herein.)

2.8	Form of Irrevocable Undertaking entered into by Controlling Shareholder Group of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.9	Form of Irrevocable Undertaking entered into by Executive Officers of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.10	Form of Irrevocable Undertaking entered into by Other Shareholders of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.11	Warranty Deed dated as of September 11, 2006 between FTI FD LLC and the Warrantors named therein. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.12**	Asset Purchase Agreement dated March 31, 2008 by and among FTI Consulting, Inc., FTI SMC Acquisition LLC, The Schonbraun McCann Consulting Group LLC, the individuals listed on Schedule I thereto and Bruce Schonbraun as the Members’ Representative. The registrant has requested confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Act. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission. (Filed with the SEC on April 4, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2008 and incorporated herein by reference.)

2.13**	Agreement and Plan of Merger, dated as of June 9, 2008, by and among FTI Consulting, Inc., Attenex Corporation, Ace Acquisition Corporation, and Richard B. Dodd and William McAleer, as the Shareholder Representatives. (Filed with the SEC on June 12, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 9, 2008 and incorporated herein by reference.)

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the Securities and Exchange Commission on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated as of December 18, 2008. (Filed with the Securities and Exchange Commission on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to By-Laws of FTI Consulting, Inc. dated as of February 25, 2009. (Filed with the Securities and Exchange Commission on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

4.1	Indenture dated August 2, 2005 among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to 7 5/8% Senior Notes due 2013. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.2	Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.3	Form of Note (included as Exhibit A to Exhibit 4.1). (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of August 2, 2005, among FTI Consulting, Inc., Goldman, Sachs & Co. and Banc of America Securities LLC. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.5	First Supplemental Indenture relating to the 7 5/8% Senior Notes due 2013, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors names therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.6	First Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors named therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.7	Second Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of February 22, 2006, by and among FTI Consulting, Inc., the guarantors named therein, Competition Policy Associates, Inc. and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 24, 2006 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment no. 2 to its Registration Statement on Form S-3 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.8	Second Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of February 22, 2006, by and among FTI Consulting, Inc., Competition Policy Associates, Inc., a District of Columbia corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.9	Third Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.10	Third Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.11	Indenture dated as of October 3, 2006, relating to the 7 3/ 4% Senior Notes due 2016, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.12	Form of Note relating to 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.13	Form of Put and Call Option Agreement. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.14	Fourth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.15	Fourth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of November 7, 2006, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.16	First Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of December 11, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, International Risk Limited, a Delaware Corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.17	Fifth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of December 7, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.18	Fifth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of December 7, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, FTI Holder LLC, a Maryland limited liability company, and the other guarantors named therein, and Wilmington Trust Company. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.19	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.20	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.21	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.22	Sixth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of December 27, 2007, among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., a Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, an Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.23	Sixth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., a Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, an Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

4.24	Second Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of December 31, 2007, by and among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, a Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

4.25	Seventh Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of May 23, 2008, among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.26	Seventh Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of May 23, 2008 among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.27	Eighth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 24, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation (the “Company”), the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.28	Eighth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of September 24, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.29	Third Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of May 22, 2008, among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.30	Fourth Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of September 26, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.31	Ninth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of May 15, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

4.32	Ninth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of May 15, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

4.33	Fifth Supplemental Indenture relating to 7 3/4% Senior Notes due 2016, dated as of May 12, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

10.1*	1992 Stock Option Plan, as amended. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form SB-1, as amended (File No. 333-2002), and incorporated herein by reference.)

10.2*	1997 Stock Option Plan, as amended. (Filed with the Securities and Exchange Commission on April 10, 2002 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.3*	Employee Stock Purchase Plan, as amended. (Filed with the Securities and Exchange Commission on April 7, 2004 as an exhibit to FTI Consulting, Inc.’s definitive proxy statement on Schedule 14A and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.4*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.5*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Stewart J. Kahn. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.6*	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Theodore I. Pincus. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.7**	Amended and Restated Credit Agreement, dated as of November 28, 2003, among FTI Consulting, Inc. and its subsidiaries named therein and Bank of America, N.A, as administrative agent and the other lenders named therein. (Filed with the Securities and Exchange Commission on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

10.8**	First Amendment dated as of April 19, 2005, to the Amended and Restated Credit Agreement dated November 28, 2003, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. Exhibits, schedules (or similar attachments) to the Credit Agreement are not filed. FTI Consulting Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (Filed with the Securities and Exchange Commission on April 22, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 19, 2005 and incorporated herein by reference.)

10.9**	Second Amendment, dated as of August 2, 2005, to the Amended and Restated Credit Agreement, dated as of November 28, 2003, by and among FTI, the guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

10.10	Amended and Restated Pledge Agreement, dated as of November 28, 2003, among the pledgors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the Securities and Exchange Commission on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

10.11	Amended and Restated Security Agreement, dated as of November 28, 2003, among the grantors named therein and Bank of America, N.A, as Administrative Agent. (Filed with the Securities and Exchange Commission on December 12, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 28, 2003 and incorporated herein by reference.)

10.12	Registration Rights Agreement dated as of August 30, 2002, by and between FTI Consulting, Inc., PricewaterhouseCoopers LLP and the other signatories thereto. (Filed with the Securities and Exchange Commission on September 13, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated August 30, 2002 and incorporated herein by reference.)

10.13	Transition Services Agreement dated as of August 30, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed with the Securities Exchange Commission on September 13, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated August 30, 2002 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.14*	Employment Agreement dated September 20, 2004 between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.15*	Restricted Stock Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.16*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed and incorporated herein by reference.)

10.17*	Amendment dated September 23, 2004 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 9, 2004 and incorporated herein by reference.)

10.18*	Restricted Stock Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated September 23, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.19*	Employment Agreement dated as of November 1, 2005 between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.20*	Restricted Stock Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.21*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.22*	FTI Consulting, Inc. Performance-Based Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on December 1, 2004 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 1, 2004 and incorporated herein by reference.)

10.23*	FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated as of April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.24*	Form of Incentive Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.25*	Form of Restricted Stock Agreement used with 2004 Long-Term Incentive Plan, as amended. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.26*	Form of Incentive Stock Option Agreement used with 1997 Stock Option Plan, as amended. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.27*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of October 28, 2004. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.28*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of February 17, 2005. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.29*	Written Summary of Non-Employee Director Compensation approved by the Board of Directors of FTI Consulting, Inc. on April 27, 2005. (Filed with the Securities and Exchange Commission on May 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.)

10.30*	FTI Consulting, Inc. Non-Employee Director Compensation Plan, established effective April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.31*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.32*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.33*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Unit Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.34*	FTI Consulting, Inc. Incentive Compensation Plan, Amended and Restated Effective October 25, 2005. (Filed with the Securities and Exchange Commission on October 28, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2005 and incorporated herein by reference).

10.35*	Form of Nonqualified Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

10.36*	Restricted Stock Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.37*	Amendment No. 1 dated as of January 9, 2006, to the Employment Agreement dated as of March 31, 2004 between FTI Consulting, Inc. and Barry S. Kaufman (Filed with the Securities and Exchange Commission on January 12, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated January 9, 2006 and incorporated herein by reference.)

10.38*	Stock Option Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the Securities and Exchange Commission on March 7, 2006 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

10.39**	Third Amendment dated as of February 24, 2006, to the Amended and Restated Credit Agreement dated as of November 28, 2003, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on March 6, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.)

10.40*	Amendment No. 1 to Employment Agreement dated as of November 2, 2002, made and entered into as of the 21st day of March, 2006, by and between FTI Consulting, Inc., a Maryland corporation with its principal executive office in Baltimore, Maryland, and Theodore I. Pincus. (Filed with the Securities and Exchange Commission on March 21, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2006 and incorporated herein by reference.)

10.41*	Amendment to FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated effective April 27, 2005. (Filed with the Securities and Exchange Commission on March 31, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2006 and incorporated herein by reference.)

10.42*	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.43*	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective as of April 27, 2005, as further amended. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.44*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission, on June 6, 2006 as exhibit 4.3 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.45*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.46*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.47*	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.48*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.49*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.50*	FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.51*	Offer Letter dated January 9, 2006 to and accepted by John A. MacColl. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.52*	Offer Letter dated May 17, 2005 to and accepted by David G. Bannister. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.53**	Amended and Restated Credit Agreement entered into as of September 29, 2006, among FTI Consulting, Inc., a Maryland corporation, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Filed with the Securities and Exchange Commission on October 2, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.54**	Amended and Restated Security Agreement dated as of September 29, 2006, by and among the parties identified as “Grantors” on the signature pages thereto and such other parties as may become Grantors after the date thereof and Bank of America, N.A., as administrative agent for the holders of the Secured Obligations. (Filed with the Securities and Exchange Commission on October 2, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.55**	Amended and Restated Pledge Agreement dated as of September 29, 2006, by and among the parties identified as “Pledgors” on the signature pages thereto and such other parties as may become Pledgors after the date thereof and Bank of America, N.A., as administrative agent for the holders of the Secured Obligations. (Filed with the SEC on October 2, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 29, 2006 and incorporated herein by reference.)

10.56	Exchange and Registration Rights Agreement dated as of October 3, 2006, relating to 7 3/4% Senior Notes due 2016, by and among FTI, the guarantors named therein and the Initial Purchasers named therein. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.57**	Parent Guaranty Agreement dated as of October 4, 2006, between FTI Consulting, Inc. and FTI FD Inc. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.58*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, Amended and Restated Effective October 25, 2006. (Filed with the Securities and Exchange Commission on October 26, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2006 and incorporated herein by reference.)

10.59*	FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.60*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix II: Australian Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.61*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix III: Ireland Sub-Plan. (Filed with the Securities Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.62*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix IV: United Kingdom Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.63*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.64*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.65	Release entered into as of January 4, 2007 in favor of FTI Consulting, Inc. and Teklicon, Inc. by Bank of America, N.A., as Administrative Agent, releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under the Amended and Restated Credit Agreement entered into as of September 29, 2006, Amended and Restated Security Agreement dated as of September 29, 2006, and Amended and Restated Pledge Agreement dated as of September 29, 2006. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

10.66*	FTI Consulting, Inc. Non-Qualified Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

10.67*	Amendment No. 1 made and entered into as of April 23, 2007 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on April 26, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 23, 2007 and incorporated herein by reference.)

10.68*	Offer Letter dated June 14, 2007 to and accepted by Jorge A. Celaya (Filed with the Securities and Exchange Commission on July 10, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 9, 2007 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.69*	Amendment No. 2 made and entered into as of November 2, 2007 to the Employment Agreement dated as of November 5, 2002, by and between FTI Consulting, Inc. and Theodore I. Pincus. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year an ended December 31, 2007 and incorporated herein by reference.)

10.70*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.71*	FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.72*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.73*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.74*	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.75*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.76*	Form of Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.77*

FTI Consulting, Inc. 2004 Long-Term Incentive Plan [Amended and Restated Effective as of

May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.78*	Form of FTI Consulting, Inc. 2004 Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.79*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.80*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.81**	First Amendment to Credit Agreement and Security Agreement dated as of June 30, 2008, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on August 1, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2008 and incorporated herein by reference.)

10.82**	Commitment Agreement dated as of August 15, 2008, by and among FTI Consulting, Inc., a Maryland corporation, the Guarantors identified on the signature pages, the Lenders identified on the signature pages, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on August 19, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K/A dated July 28, 2008 and incorporated herein by reference.)

10.83*	Form of Restricted Stock Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as amended and restated. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.84*	Form of Incentive Stock Option Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as amended and restated. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.85** *	Amendment No. 2 effective as of August 11, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.86*	Amendment No. 3 as of December 31, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.87*	Amendment No. 2 as of December 31, 2008 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.88*	Amendment No. 1 as of December 31, 2008 to the Employment Agreement dated as of November 1, 2005 by and between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.89** *	Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.90*	Amendment as of August 1, 2008 to the Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.91*	Second Amendment as of December 16, 2008 to the Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.92*	Amendment made and entered into as of December 31, 2008 to Offer Letter dated June 14, 2007 to and accepted by Jorge A. Celaya. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.93*	Employment Letter dated as of December 31, 2008 to and accepted by Roger Carlile. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.94*	Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.95*	Amendment made and entered into as of December 31, 2008 to Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.96*	Amendment No. 1dated March 31, 2009 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan (Amended and Restated Effective as of February 20, 2008). (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)

10.97*	Amendment No. 3 to Employment Agreement made and entered into as of January 2, 2009 by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. Schedules to Amendment No. 3 to the Employment Agreement are not filed. FTI Consulting Inc. will furnish supplementally a copy of any omitted schedule to the SEC upon request. (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)

10.98*	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Filed with the Securities and Exchange Commission on April 23, 2009 as an exhibit to FTI Consulting, Inc.’s Proxy Statement and incorporated herein by reference.)

10.99*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.100*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.101*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.102*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.103*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.104*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Nonstatutory Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.105*‡	Separation Agreement dated as of July 27, 2009, by and among FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly (Filed with the Securities and Exchange Commission on November 6, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.106‡**	Master Confirmation Accelerated Share Buyback Agreement dated November 9, 2009. (Filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 9, 2009 and incorporated herein by reference).

10.107‡**	Supplemental Confirmation dated November 9, 2009. (Filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 9, 2009 and incorporated herein by reference).

11.1†	Computation of Earnings Per Share (included in Note 1 to the Consolidated Financial Statements included in Part II — Item 8 herein).

14.0	FTI Consulting, Inc. Policy on Ethics and Business Conduct, as Amended and Restated Effective December 18, 2008. (Filed with the Securities and Exchange Commission on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Form 8-K dated December 18, 2008 and incorporated herein by reference.)

21.1†	Subsidiaries of FTI Consulting, Inc.

23.0†	Consent of KPMG LLP

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Number	Description of Exhibits
32.2†	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Policy on Disclosure Controls, as last amended and restated effective as of May 14, 2008. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

99.2	Policy Statement on Inside Information and Insider Trading, as last amended and restated effective as of May 14, 2008. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

99.3	Policy on Conflicts of Interest. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

99.4†	Corporate Governance Guidelines, as last amended and restated effective as of December 16, 2009.

99.5	Categorical Standards of Director Independence, as last amended and restated effective as of May 19, 2004. (Filed with the Securities and Exchange Commission on March 15, 2005 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2004 and incorporated herein by reference.)

99.6†	Charter of Audit Committee, as last amended and restated effective as of December 16, 2009.

99.7†	Charter of the Compensation Committee, as last amended and restated effective as of December 16, 2009.

99.8†	Charter of the Nominating and Corporate Governance Committee, as last amended and restated effective as of December 16, 2009.

99.9	Anti-Corruption Policy effective as of August 1, 2007. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

**	With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits, schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

‡	Certain portion of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Act of 1933, as amended, which was granted by the Securities and Exchange Commission on January 11, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 26th day of February 2010.

FTI CONSULTING, INC.

By:	/S/ JACK B. DUNN, IV
Name:	Jack B. Dunn, IV
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/S/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Chairman of the Board	February 26, 2010

/S/ JACK B. DUNN, IV Jack B. Dunn, IV	Chief Executive Officer and President and Director (Principal Executive Officer)	February 26, 2010

/S/ JORGE A. CELAYA Jorge A. Celaya	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/S/ CATHERINE M. FREEMAN Catherine M. Freeman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/S/ BRENDA J. BACON Brenda J. Bacon	Director	February 26, 2010

/S/ MARK H. BEREY Mark H. Berey	Director	February 26, 2010

/S/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	February 26, 2010

/S/ JAMES W. CROWNOVER James W. Crownover	Director	February 26, 2010

/S/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director	February 26, 2010

/S/ MATTHEW F. MCHUGH Matthew F. McHugh	Director	February 26, 2010

/S/ GEORGE P. STAMAS George P. Stamas	Director	February 26, 2010