Form 10-Q
period 2010-03-31
FTI CONSULTING INC
filed 2010-05-06
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2010
Common stock, par value $0.01 per share	46,971,477

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Unaudited

Item 1.	Financial Statements

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$80,878	$118,872
Accounts receivable:
Billed receivables	243,045	241,911
Unbilled receivables	135,911	104,959
Allowance for doubtful accounts and unbilled services	(63,728)	(59,328)

Accounts receivable, net	315,228	287,542
Notes receivable	24,761	20,853
Prepaid expenses and other current assets	32,199	52,172
Deferred income taxes	25,444	20,476

Total current assets	478,510	499,915
Property and equipment, net of accumulated depreciation	79,645	80,678
Goodwill	1,185,552	1,195,949
Other intangible assets, net of amortization	168,012	175,962
Notes receivable, net of current portion	79,407	69,213
Other assets	54,496	55,621

Total assets	$2,045,622	$2,077,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$74,468	$81,193
Accrued compensation	101,164	152,807
Current portion of long-term debt and capital lease obligations	143,613	138,101
Billings in excess of services provided	31,743	34,101

Total current liabilities	350,988	406,202
Long-term debt and capital lease obligations, net of current portion	417,260	417,397
Deferred income taxes	99,954	95,704
Other liabilities	58,768	53,821

Total liabilities	926,970	973,124

Commitments and contingent liabilities (notes 8, 10 and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—46,967 (2010) and 46,985 (2009)	470	470
Additional paid-in capital	552,198	535,754
Retained earnings	629,714	615,529
Accumulated other comprehensive loss	(63,730)	(47,539)

Total stockholders’ equity	1,118,652	1,104,214

Total liabilities and stockholders’ equity	$2,045,622	$2,077,338

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2010	2009
Revenues	$350,040	$347,846

Operating expenses
Direct cost of revenues	197,460	192,412
Selling, general and administrative expense	84,401	88,753
Special charges	30,245	—
Amortization of other intangible assets	6,091	6,050

	318,197	287,215

Operating income	31,843	60,631

Other income (expense)
Interest income and other	2,354	2,303
Interest expense	(11,318)	(11,013)

	(8,964)	(8,710)

Income before income tax provision	22,879	51,921
Income tax provision	8,694	20,249

Net income	$14,185	$31,672

Earnings per common share—basic	$0.31	$0.63

Earnings per common share—diluted	$0.29	$0.60

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance January 1, 2010	46,985	$470	$535,754	$615,529	$(47,539)	$1,104,214
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $0	—	—	—	—	(16,191)	(16,191)
Net income	—	—	—	14,185	—	14,185

Total comprehensive loss						(2,006)
Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share-based awards of $758	136	1	3,376	—	—	3,377
Restricted share grants, less net settled shares of 43	427	5	(1,792)	—	—	(1,787)
Stock units issued under incentive compensation plan	—	—	6,531	—	—	6,531
Business combinations	—	—	235	—	—	235
Purchase and retirement of common stock	(581)	(6)	6	—	—	—
Share-based compensation	—	—	8,088	—	—	8,088

Balance March 31, 2010	46,967	$470	$552,198	$629,714	$(63,730)	$1,118,652

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$14,185	$31,672
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,703	7,032
Amortization of other intangible assets	6,091	6,050
Provision for doubtful accounts	3,010	6,788
Non-cash share-based compensation	7,394	6,445
Excess tax benefits from share-based compensation	(754)	(185)
Non-cash interest expense	1,800	1,854
Other	(476)	(604)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(32,291)	(41,148)
Notes receivable	(14,971)	(3,836)
Prepaid expenses and other assets	6,826	943
Accounts payable, accrued expenses and other	20,909	(2,896)
Income taxes	(13,182)	9,614
Accrued compensation	(31,363)	(28,953)
Billings in excess of services provided	(2,144)	(2,526)

Net cash used in operating activities	(27,263)	(9,750)

Investing activities
Payments for acquisition of businesses, including contingent payments and acquisition costs, net of cash received	(17,544)	(24,526)
Purchases of property and equipment	(5,168)	(4,459)
Proceeds from maturity of short-term investment	15,000	—
Other	(2,976)	173

Net cash used in investing activities	(10,688)	(28,812)

Financing activities
Borrowings under revolving line of credit	20,000	—
Payments of revolving line of credit	(20,000)	—
Payments of long-term debt and capital lease obligations	(527)	(322)
Issuance of common stock under equity compensation plans	832	5,930
Excess of tax benefits from share-based compensation	754	185
Other	442	—

Net cash provided by financing activities	1,501	5,793

Effect of exchange rate changes on cash and cash equivalents	(1,544)	(1,378)

Net decrease in cash and cash equivalents	(37,994)	(34,147)
Cash and cash equivalents, beginning of period	118,872	191,842

Cash and cash equivalents, end of period	$80,878	$157,695

Supplemental cash flow disclosures
Cash paid for interest	$3,000	$3,024
Cash paid for income taxes, net of refunds	21,876	10,635
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	6,531	5,308
Issuance of notes payable as contingent consideration	4,772	12,778

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

1 . Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules or regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2009 includes an immaterial prior period reclassification to reflect a change in the categorization of certain contingent acquisition payments expensed in 2008 but paid in the quarter ended March 31, 2009. Cash used in operating activities for the three months ended March 31, 2009 was increased by $1.2 million with a corresponding decrease in cash used in investing activities.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares using the treasury stock method, and shares issuable upon conversion of our 3 3/4% senior subordinated convertible notes (“Convertible Notes”) assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during the period. The conversion feature of our Convertible Notes had a dilutive effect on our earnings per share in 2010 and 2009 because the average closing price per share of our common stock for such periods was above the conversion price of the Convertible Notes of $31.25 per share.

	Three Months Ended March 31,
	2010	2009
Numerator—basic and diluted
Net income	$14,185	$31,672

Denominator
Weighted average number of common shares outstanding—basic	45,799	50,171
Effect of dilutive stock options	954	1,105
Effect of dilutive convertible notes	1,149	1,424
Effect of dilutive restricted shares	226	279

Weighted average number of common shares outstanding—diluted	48,128	52,979

Earnings per common share—basic	$0.31	$0.63

Earnings per common share—diluted	$0.29	$0.60

Antidilutive stock options and restricted shares	1,302	931

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

3. Special Charges

During the quarter ended March 31, 2010, we recorded special charges totaling $30.2 million, of which $8.4 million is a non-cash charge, primarily related to a realignment of our workforce and a consolidation of four office locations. The charges reflect actions we took to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support. These actions include the termination of 144 employees, the consolidation of four office locations and certain other actions. The special charges consist of:

•

$19.3 million of salary continuance and other contractual employee related costs associated with the reduction in workforce, including reserves against employee advances, costs related to loan forgiveness and accelerated vesting of share-based awards;

•	$7.8 million of expense associated with lease terminations; and

•	$3.1 million of accelerated amortization related to a software solution which will no longer be utilized by the Company.

The following table details the special charges by segment for the three months ended March 31, 2010:

Corporate Finance/Restructuring	$6,589
Forensic and Litigation Consulting	5,560
Economic Consulting	6,814
Technology	4,927
Strategic Communications	1,260

25,150
Unallocated Corporate	5,095

Total	$30,245

The total cash outflow associated with the special charges is expected to be $21.8 million, of which $3.6 million has been paid as of March 31, 2010, $13.9 million is expected to be paid during the remainder of 2010, $4.0 million is expected to be paid in 2011, and the balance of $0.3 million is expected to be paid in 2012 and 2013. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets. Activity related to the liability for these costs for the three months ended March 31, 2010 is as follows:

	Employee Costs	Lease Terminations	Total
Balance at January 1, 2010	$—	$—	$—
Additions	13,135	8,617	21,752
Payments	(1,832)	(1,727)	(3,559)

Balance at March 31, 2010	$11,303	$6,890	$18,193

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

4. Comprehensive Income (Loss)

The following table sets forth the components of comprehensive income (loss):

	Three Months Ended March 31,
	2010	2009
Net income	$14,185	$31,672
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(16,191)	(6,065)

Comprehensive income (loss)	$(2,006)	$25,607

5. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income. The provision for doubtful accounts totaled $3.0 million and $6.8 million for the three months ended March 31, 2010 and 2009, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $5.4 million for the three months ended March 31, 2010 and 2009. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income.

7. Financial Instruments

Fair value of financial instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2010, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at March 31, 2010 was $632.5 million compared to a carrying value of $578.3 million. We determined the fair value of our long-term debt based on quoted market prices for our 7 5/8% senior notes due 2013, 7 3/4% senior notes due 2016 and Convertible Notes. The carrying value of long-term debt includes the $18.0 million equity component of our Convertible Notes which is recorded in “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

8. Acquisitions

Certain acquisition related restricted stock agreements entered into prior to January 1, 2009 contained stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to common stock price will be recorded as a reduction to additional paid-in capital. During the first quarter of 2010, we paid $0.2 million in cash to the selling shareholders in relation to the price protection provision on certain shares of common stock that became unrestricted and accordingly recorded a reduction to additional paid-in capital. Our remaining common stock price guarantee provisions have stock floor prices that range from $22.26 to $69.62 per share and have determination dates that range from 2010 to 2013.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Additionally, on March 31, 2010 we transferred $3.0 million in cash to a third party in advance of an acquisition which closed on April 1, 2010. This advance is included in the Condensed Consolidated Balance Sheets in “Other assets” and is reflected in the Condensed Consolidated Statements of Cash Flows within “Other investing activities.”

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the three months ended March 31, 2010, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at January 1, 2010	$387,276	$194,229	$196,731	$118,011	$299,702	$1,195,949
Contingent consideration	—	18	17	—	289	324
Foreign currency translation adjustment and other	104	(1,723)	—	(95)	(9,007)	(10,721)

Balances March 31, 2010	$387,380	$192,524	$196,748	$117,916	$290,984	$1,185,552

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $6.1 million for each of the three months ended March 31, 2010 and 2009. Based solely on the amortizable intangible assets recorded as of March 31, 2010, we estimate amortization expense to be $17.1 million during the remainder of 2010, $21.2 million in 2011, $20.5 million in 2012, $17.7 million in 2013, $10.0 million in 2014, $9.7 million in 2015, and $46.1 million in years after 2015. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, or other factors.

		March 31, 2010		December 31, 2009
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	1 to 15	$141,749	$35,796	$144,048	$33,016
Non-competition agreements	1 to 10	18,281	9,521	18,268	8,788
Software	5 to 6	37,700	14,995	37,700	13,335
Tradenames	1 to 5	9,549	4,633	9,591	4,184
Contract Backlog	1	327	327	317	317

		207,606	65,272	209,924	59,640
Unamortized intangible assets
Tradenames	Indefinite	25,678	—	25,678	—

		$233,284	$65,272	$235,602	$59,640

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

10. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	March 31, 2010	December 31, 2009
7 5/8 % senior notes due 2013(a)	$201,881	$202,012
7 3/4 % senior notes due 2016	215,000	215,000
3 3/4 % senior subordinated convertible notes due 2012(b)	137,736	136,540
Notes payable to former shareholders of acquired business	5,647	1,132

Total debt	560,264	554,684
Less current portion	143,383	137,672

Long-term debt, net of current portion	416,881	417,012

Total capital lease obligations	609	814
Less current portion	230	429

Capital lease obligations, net of current portion	379	385

Long-term debt and capital lease obligations, net of current portion	$417,260	$417,397

(a)	Balance includes $200 million principal amount of notes plus unamortized proceeds from interest rate swap terminations of $1.9 million at March 31, 2010 and $2.0 million at December 31, 2009.

(b)	Balance includes $149.9 million principal amount of notes net of discount of $12.2 million at March 31, 2010 and $13.4 million at December 31, 2009.

The 3 3/4% Convertible Notes are currently convertible at the option of the holders through July 15, 2010 as provided in the Indenture covering the Convertible Notes. The Convertible Notes became convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 trading days in the 30 consecutive trading day period ended April 15, 2010. There were no Convertible Note conversions during the quarter ended March 31, 2010.

11. Commitments and Contingencies

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

12. Share-Based Compensation

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in FTI’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended March 31, 2010, share-based awards included stock option grants exercisable for 352,863 shares of common stock upon vesting, restricted share awards of 456,920 shares of common stock and restricted share units equivalent to 169,289 shares of common stock.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Total share-based compensation expense for the three months ended March 31, 2010 and 2009 is detailed in the following table.

	Three Months Ended March 31,
Income Statement Classification	2010	2009
Direct cost of revenues	$2,579	$2,830
Selling, general and administrative expense	2,341	3,615
Special charges	2,474	—

Total share-based compensation expense	$7,394	$6,445

13. Segment Reporting

We manage our business in five reportable operating segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), financings, claims management, mergers and acquisitions, post-acquisition integration, valuations, tax issues and performance improvement.

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, data analytics, business intelligence assessments and risk mitigation services.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and around the world.

Our Technology segment provides electronic discovery and information management software and service to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information, including e-mail, computer files, voicemail, instant messaging, and financial and transactional data.

Our Strategic Communications segment provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting.

Effective January 1, 2010, we implemented a change in our organizational structure that resulted in the movement of our Financial and Enterprise Data Analytics (“FEDA”) subpractice from our Technology segment to our Forensic and Litigation Consulting segment. This change has been reflected in our segment reporting for all periods presented.

We evaluate the performance of our operating segments based on adjusted segment EBITDA. We define adjusted segment EBITDA as the segments’ share of consolidated operating income before depreciation, amortization of intangible assets and special charges plus non-operating litigation settlements. Although adjusted

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use adjusted segment EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine segment employee incentive compensation.

The table below presents revenues and adjusted segment EBITDA for our reportable segments for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Revenues
Corporate Finance/Restructuring	$117,467	$127,542
Forensic and Litigation Consulting	78,678	78,374
Economic Consulting	67,307	54,836
Technology	43,373	44,323
Strategic Communications	43,215	42,771

Total revenues	$350,040	$347,846

Adjusted segment EBITDA
Corporate Finance/Restructuring	$34,719	$40,721
Forensic and Litigation Consulting	19,784	21,941
Economic Consulting	13,520	10,319
Technology	17,261	13,098
Strategic Communications	5,742	5,796

Total adjusted segment EBITDA	$91,026	$91,875

The table below reconciles adjusted segment EBITDA to income before income tax provision:

	Three Months Ended March 31,
	2010	2009
Adjusted segment EBITDA	$91,026	$91,875
Segment depreciation expense	(6,326)	(5,443)
Amortization of intangible assets	(6,091)	(6,050)
Special charges	(30,245)	—
Unallocated corporate expenses, excluding special charges	(16,521)	(19,751)
Interest income and other	2,354	2,303
Interest expense	(11,318)	(11,013)

Income before income tax provision	$22,879	$51,921

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

14. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our senior bank credit facility, senior notes and our Convertible Notes. The guarantees are full and unconditional and joint and several. All of our guarantors are wholly-owned, direct or indirect, subsidiaries.

The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for FTI Consulting, Inc., all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of March 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$27,756	$842	$52,280	$—	$80,878
Accounts receivable, net	116,488	150,661	48,079	—	315,228
Intercompany receivables	20,309	383,373	96,526	(500,208)	—
Other current assets	54,013	17,307	15,444	(4,360)	82,404

Total current assets	218,566	552,183	212,329	(504,568)	478,510
Property and equipment, net	49,397	18,986	11,262	—	79,645
Goodwill	426,332	530,719	228,501	—	1,185,552
Other intangible assets, net	7,755	114,666	45,591	—	168,012
Investments in subsidiaries	1,489,755	892,608	781,425	(3,163,788)	—
Other assets	59,597	160,433	19,349	(105,476)	133,903

Total assets	$2,251,402	$2,269,595	$1,298,457	$(3,773,832)	$2,045,622

Liabilities
Intercompany payables	$343,336	$55,753	$101,119	$(500,208)	$—
Other current liabilities	257,757	73,089	24,502	(4,360)	350,988

Total current liabilities	601,093	128,842	125,621	(504,568)	350,988
Long-term debt, net	416,881	379	—	—	417,260
Other liabilities	114,776	38,676	110,746	(105,476)	158,722

Total liabilities	1,132,750	167,897	236,367	(610,044)	926,970
Stockholders’ equity	1,118,652	2,101,698	1,062,090	(3,163,788)	1,118,652

Total liabilities and stockholders’ equity	$2,251,402	$2,269,595	$1,298,457	$(3,773,832)	$2,045,622

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$135,109	$302,537	$72,648	$(160,254)	$350,040
Operating expenses
Direct cost of revenues	78,031	232,597	44,735	(157,903)	197,460
Selling, general and administrative expense	37,718	34,183	14,851	(2,351)	84,401
Special charges	18,558	10,842	845	—	30,245
Amortization of other intangible assets	710	4,090	1,291	—	6,091

Operating income	92	20,825	10,926	—	31,843
Other (expense) income	(9,541)	2,725	(2,148)	—	(8,964)

Income before income tax provision	(9,449)	23,550	8,778	—	22,879
Income tax provision	(3,905)	9,749	2,850	—	8,694
Equity in net earnings of subsidiaries	19,729	5,570	2,185	(27,484)	—

Net income	$14,185	$19,371	$8,113	$(27,484)	$14,185

Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$152,118	$301,633	$51,550	$(157,455)	$347,846
Operating expenses
Direct cost of revenues	82,974	233,136	32,505	(156,203)	192,412
Selling, general and administrative expense	42,053	38,563	9,389	(1,252)	88,753
Amortization of other intangible assets	259	4,569	1,222	—	6,050

Operating income	26,832	25,365	8,434	—	60,631
Other (expense) income	(10,760)	4,237	(2,187)	—	(8,710)

Income before income tax provision	16,072	29,602	6,247	—	51,921
Income tax provision	6,571	12,391	1,287	—	20,249
Equity in net earnings of subsidiaries	22,171	4,301	2,048	(28,520)	—

Net income	$31,672	$21,512	$7,008	$(28,520)	$31,672

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(12,548)	$132	$(14,847)	$(27,263)
Investing activities
Payments for acquisition of businesses, net of cash received	(17,544)	—	—	(17,544)
Purchases of property and equipment and other	(4,926)	(2,035)	(1,183)	(8,144)
Proceeds from maturity of short-term investment	15,000	—	—	15,000

Net cash used in investing activities	(7,470)	(2,035)	(1,183)	(10,688)

Financing activities
Borrowings under revolving line of credit	20,000	—	—	20,000
Payments of revolving line of credit	(20,000)	—	—	(20,000)
Payments of long-term debt and capital leases	(322)	(205)	—	(527)
Issuance of common stock and other	1,274	—	—	1,274
Excess tax benefits from share based equity	754	—	—	754
Intercompany transfers	(14,652)	2,285	12,367	—

Net cash (used in) provided by financing activities	(12,946)	2,080	12,367	1,501

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,544)	(1,544)

Net (decrease) increase in cash and cash equivalents	(32,964)	177	(5,207)	(37,994)
Cash and cash equivalents, beginning of period	60,720	665	57,487	118,872

Cash and cash equivalents, end of period	$27,756	$842	$52,280	$80,878

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$1,593	$(14,352)	$3,009	$(9,750)
Investing activities
Payments for acquisition of businesses, net of cash received	(23,032)	—	(1,494)	(24,526)
Purchases of property and equipment and other	(1,187)	(1,809)	(1,290)	(4,286)

Net cash used in investing activities	(24,219)	(1,809)	(2,784)	(28,812)

Financing activities
Payments of long-term debt and capital leases	(100)	(222)	—	(322)
Issuance of common stock and other	5,930	—	—	5,930
Excess tax benefits from share based equity	185	—	—	185
Intercompany transfers	(12,512)	12,923	(411)	—

Net cash (used in) provided by financing activities	(6,497)	12,701	(411)	5,793

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,378)	(1,378)

Net decrease in cash and cash equivalents	(29,123)	(3,460)	(1,564)	(34,147)
Cash and cash equivalents, beginning of period	131,412	11,663	48,767	191,842

Cash and cash equivalents, end of period	$102,289	$8,203	$47,203	$157,695

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three month periods ended March 31, 2010 and 2009 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

BUSINESS OVERVIEW

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation services, mergers and acquisitions (“M&A”), antitrust and competition matters, electronic discovery, management and retrieval of electronically stored information, reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

We report financial results for the following five operating segments:

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), financings, claims management, M&A, post-acquisition integration, valuations, tax issues and performance improvement.

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, data analytics, business intelligence assessments and risk mitigation services.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal and regulatory proceedings, strategic decision making and public policy debates in the U.S. and around the world.

Our Technology segment provides electronic discovery and information management software and service to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information (“ESI”), including e-mail, computer files, voicemail, instant messaging, and financial and transactional data. During the quarter we introduced Acuity™, a new product offering which combines E-discovery and document review into a single offering.

Our Strategic Communications segment provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting.

Effective January 1, 2010, we implemented a change in our organizational structure that resulted in the movement of our Financial and Enterprise Data Analytics (“FEDA”) subpractice from our Technology segment to our Forensic and Litigation Consulting segment. This change has been reflected in our segment reporting for all periods presented.

We derive substantially all of our revenues from providing professional services to both U.S. and global clients. Over the past several years the growth in our revenues and profitability has resulted from our ability to attract new and recurring engagements and from the acquisitions we have completed.

Most of our services are rendered under time and expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which the client is required to pay us a fixed fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users licensing our Ringtail® and Attenex® software products for installation within their own environments. We license these products directly to end users as well as indirectly through our channel partner relationships. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

Our financial results are primarily driven by:

•	the number, size and type of engagements we secure;

•	the rate per hour or fixed charges we charge our clients for services;

•	the utilization rates of the revenue-generating professionals we employ;

•	the number of revenue-generating professionals;

•	fees from clients on a retained basis or other; and

•	licensing of our software products and other technology services.

We define adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets and special charges plus non-operating litigation settlements. We define adjusted segment EBITDA as the segments’ share of consolidated operating income before depreciation, amortization of intangible assets and special charges plus non-operating litigation settlements. Although adjusted EBITDA and adjusted segment EBITDA are not measures of financial condition or performance determined in accordance with generally accepted accounting principles (“GAAP”), we believe that these measures can be a useful operating performance measure for evaluating our results of operations as compared from period to period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use adjusted EBITDA and adjusted segment EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee incentive compensation.

Adjusted EBITDA and adjusted segment EBITDA are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. These non-GAAP measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income.

We define adjusted earnings per diluted share as earnings per diluted share minus the per share impact of the special charges that were incurred in that year.

We define acquisition growth as the results of operations of acquired companies in the first year following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of acquisitions.

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except per share amounts)
Revenues	$350,040	$347,846
Earnings per common share—diluted	0.29	0.60
Adjusted earnings per common share—diluted	0.67	0.60
Operating income	31,843	60,631
Adjusted EBITDA	75,882	73,963
Cash used in operating activities	(27,263)	(9,750)
Total number of employees at March 31,	3,399	3,353

First Quarter 2010 Executive Highlights

Revenues

Revenues for the quarter ended March 31, 2010 increased $2.2 million, or 0.6%, to $350.0 million, compared to $347.8 million in the prior year. Excluding the estimated impact of foreign currency translation of the U.S. dollar against other currencies in the first quarter versus the prior year quarter, the Company’s revenues declined 1.3%.

Our financial results in the first quarter of 2010 were influenced by a global economy that is in transition from recession to recovery and growth. Revenues in the period reflect the continued strong momentum of the Economic Consulting segment, which benefited from the new European practice and two U.S. offices that opened in the second quarter of 2009 as well as rising demand for its services as a result of disputes stemming from the global financial crisis. Within an overall slow environment for discretionary spending, M&A and capital markets activity, the Strategic Communications segment reported a slight increase in revenue and recorded the second consecutive quarter of net annualized retainer wins. The Forensic and Litigation Consulting segment revenues were consistent with the prior year as the growth in the construction solutions and international investigations practices replaced revenue declines from several large financial fraud cases that arose last year and continue in the current year, but at reduced levels.

These increases offset a decline in revenues from the Corporate Finance/Restructuring segment, which saw market conditions slow from the record pace of 2009 due to improving credit market conditions and a stabilizing economy. In addition, the Technology segment experienced a slight year-over-year decrease in revenues as both unit hosting and processing demand from several large litigation and bankruptcy cases partially offset pricing pressures.

Earnings Per Share

First quarter 2010 earnings per diluted share was $0.29 and adjusted earnings per share, which excludes the impact of special charges, was $0.67 per diluted share. The estimated quarter-over-quarter foreign currency translation impact of a weaker U.S. dollar, primarily against the British pound and Australian dollar, increased earnings per diluted share by $0.02 in the quarter.

We recorded special charges in the first quarter of $30.2 million which reduced our fully diluted earnings per share by $0.38. These charges include $19.3 million of salary continuation and other contractual costs associated with the termination of 144 employees; $7.8 million of lease termination charges in connection with the consolidation of four office locations and $3.1 million of other costs. The charges reflect actions we took to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support. The total cash outflow associated with the special charges is expected to be $21.8 million, of which $3.6 million has already been paid, $13.9 million is expected to be paid during the remainder of 2010, and the balance of $4.3 million is expected to be paid from 2011 through 2013.

Operating Income

Operating income in the first quarter was $31.8 million including the impact of special charges of $30.2 million. Operating income performance reflects improved profitability across several of our business segments, particularly Economic Consulting and Technology, as well as decreased corporate expenses, which combined to more than offset profitability declines in the Corporate Finance/Restructuring and Forensic Litigation Consulting segments.

Adjusted EBITDA

Adjusted EBITDA increased by $1.9 million to $75.9 million, or 21.7% of revenues compared to $74.0 million, or 21.3% of revenues, in the prior year period. This growth was due to profitability improvements within the Economic Consulting and Technology segments, as well as lower selling, general and administrative (“SG&A”) expenses, which more than offset the lower profit contribution from the Corporate Finance/Restructuring and Forensic and Litigation Consulting segments.

Operating Cash Flows

Cash used in operating activities in the first quarter of 2010 was $27.3 million and reflects our historical use of cash in the first quarter to fund employee compensation payments and contingent acquisition payments. Compared to a use of $9.8 million in the prior year, the current year operating cash flows reflect higher forgivable loan fundings, annual incentive compensation payments and income tax payments partially offset by stronger receivables collections.

Headcount

Headcount increased by 46, or 1.4% to 3,399, at March 31, 2010 as compared to March 31, 2009. The increase occurred largely in the Forensic Litigation Consulting and Economic Consulting segments to meet current and anticipated demand for services.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$117,467	$127,542
Forensic and Litigation Consulting	78,678	78,374
Economic Consulting	67,307	54,836
Technology	43,373	44,323
Strategic Communications	43,215	42,771

Total revenues	$350,040	$347,846

Operating income
Corporate Finance/Restructuring	$25,644	$38,375
Forensic and Litigation Consulting	12,400	20,597
Economic Consulting	5,766	9,367
Technology	7,302	8,167
Strategic Communications	2,347	3,876

Segment operating income	53,459	80,382
Unallocated corporate expenses	(21,616)	(19,751)

Total operating income	31,843	60,631

Other income (expense)
Interest income and other	2,354	2,303
Interest expense	(11,318)	(11,013)

	(8,964)	(8,710)

Income before income tax provision	22,879	51,921
Income tax provision	8,694	20,249

Net income	$14,185	$31,672

Earnings per common share—basic	$0.31	$0.63

Earnings per common share—diluted	$0.29	$0.60

Reconciliation of Operating Income to adjusted EBITDA:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Operating income	$31,843	$60,631
Depreciation and amortization	7,703	7,032
Amortization of other intangible assets	6,091	6,050
Special charges	30,245	—
Litigation settlement gains, net	—	250

Adjusted EBITDA	$75,882	$73,963

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues and Operating Income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Special charges

During the quarter ended March 31, 2010, we recorded special charges totaling $30.2 million, of which $8.4 million is a non-cash charge, primarily related to a realignment of our workforce and a consolidation of four office locations. The charges reflect actions we took to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support. These actions include the termination of 144 employees, the consolidation of four office locations and certain other actions. The special charges consist of:

•

$19.3 million of salary continuance and other contractual employee related costs associated with the reduction in workforce, including reserves against employee advances, costs related to loan forgiveness and accelerated vesting of share-based awards;

•	$7.8 million of expense associated with lease terminations; and

•	$3.1 million of accelerated amortization related to a software solution which will no longer be utilized by the Company.

The total cash outflow associated with the special charges is expected to be $21.8 million, of which $3.6 million has already been paid, $13.9 million is expected to be paid during the remainder of 2010, $4.0 million is expected to be paid in 2011, and the balance of $0.3 million is expected to be paid in 2012 and 2013.

The following table details the special charges by segment and the decrease in total headcount that resulted from the reduction in workforce:

	Special Charges	Total Headcount
	(dollars in thousands)
Corporate Finance/Restructuring	$6,589	71
Forensic and Litigation Consulting	5,560	20
Economic Consulting	6,814	19
Technology	4,927	16
Strategic Communications	1,260	1

	25,150	127
Unallocated Corporate	5,095	17

Total	$30,245	144

Unallocated corporate expenses

Unallocated corporate expenses increased $1.8 million to $21.6 million for the three months ended March 31, 2010, from $19.8 million for the three months ended March 31, 2009. Excluding the impact of special charges of $5.1 million, unallocated corporate expenses for the three months ended March 31, 2010 would have decreased $3.3 million, or 16.4%, to $16.5 million for the three months ended March 31, 2010 from $19.8 million for the three months ended March 31, 2009 primarily due to lower incentive based compensation costs and control of discretionary spending.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $0.3 million to $2.4 million for the three months ended March 31, 2010 from $2.1 million for the three months ended March 31, 2009. The increase is primarily due to a $0.6 million net favorable impact from foreign exchange transaction gains and losses due to the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency. This favorable variance was partially offset by lower income from joint ventures accounted for as equity investments due to FTI’s acquisition of the balance of the ownership of its German joint venture in June 2009.

Interest expense

Interest expense increased $0.3 million to $11.3 million for the three months ended March 31, 2010 from $11.0 million for the three months ended March 31, 2009. The increase in interest expense is primarily driven by the cancellation of the Company’s interest rate swap contract in the second quarter of 2009.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate was 38.0% for the three months ended March 31, 2010 as compared to 39.0% for the three months ended March 31, 2009. The decrease in the rate is primarily due to an increase in the estimated amount of foreign earnings that are not subject to U.S. federal or state income tax as well as an increase in certain foreign deductions.

SEGMENT RESULTS

Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on adjusted segment EBITDA. We define adjusted segment EBITDA as the segments’ share of consolidated operating income before depreciation, amortization of intangible assets and special charges plus non-operating litigation settlements. Although adjusted segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use adjusted segment EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine segment employee incentive compensation.

The following table reconciles segment operating income to adjusted segment EBITDA for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Segment operating income	$53,459	$80,382
Depreciation	6,326	5,443
Amortization of other intangible assets	6,091	6,050
Special charges	25,150	—

Total adjusted segment EBITDA	$91,026	$91,875

Other Segment Operating Data

	Three Months Ended March 31,
	2010	2009
Number of revenue-generating professionals:(1)
Corporate Finance/Restructuring	701	715
Forensic and Litigation Consulting	771	702
Economic Consulting	302	275
Technology	242	259
Strategic Communications	569	566

Total revenue-generating professionals	2,585	2,517

Utilization rates of billable professionals:(2)
Corporate Finance/Restructuring	69%	83%
Forensic and Litigation Consulting	78%	82%
Economic Consulting	82%	78%

Average billable rate per hour:(3)
Corporate Finance/Restructuring	$457	$418
Forensic and Litigation Consulting	325	319
Economic Consulting	470	454

(1)

Revenue generating professionals are reflected as of the end of the applicable period. Substantially all of the revenue generating professionals impacted by the reduction in force have been reflected in the headcount as of March 31, 2010

(2)

We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period, assuming a 40-hour work week and a 52-week year. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. Where presented, utilization is based on a 2,032 hour year. We have not presented a utilization rate for our Technology segment and Strategic Communications segment as most of the revenues of these segments are not generated on an hourly basis.

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except rate per hour)
Revenues	$117,467	$127,542

Operating expenses:
Direct cost of revenues	66,168	69,724
Selling, general and administrative expenses	17,574	17,861
Special charges	6,589	—
Amortization of other intangible assets	1,492	1,582

	91,823	89,167

Segment operating income	25,644	38,375
Add back: depreciation and amortization of intangible assets	2,486	2,346
Add back: special charges	6,589	—

Adjusted segment EBITDA	$34,719	$40,721

Gross profit(1)	$51,299	$57,818
Gross profit margin(2)	43.7%	45.3%
Adjusted segment EBITDA as a percent of revenues	29.6%	31.9%
Number of revenue generating professionals (at period end)	701	715
Utilization rates of billable professionals	69%	83%
Average billable rate per hour	$457	$418

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues decreased $10.1 million, or 7.9%, to $117.5 million for the three months ended March 31, 2010 from $127.5 million for the three months ended March 31, 2009. Excluding the positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound relative to the U.S. dollar, the decrease in revenue would have been approximately 10%. The decline in revenue is primarily due to softness in the U.S. bankruptcy and restructuring markets as evidenced by a decline in utilization from a peak of 83% for the three months ended March 31, 2009 to 69% for the three months ended March 31, 2010. Partially offsetting the decline in U.S. bankruptcy and restructuring revenue was an increase in restructuring revenues in certain international markets including Europe, Canada and Mexico relative to the first quarter of 2009.

Gross profit decreased $6.5 million to $51.3 million for the three months ended March 31, 2010 from $57.8 million for the three months ended March 31, 2009. Gross profit margin decreased 1.6 percentage points to 43.7% for the three months ended March 31, 2010 from 45.3% for the three months ended March 31, 2009. The segment has not yet realized the benefit of staff reductions made in the first quarter of 2010 to address the drop in demand. As a result, declining revenues, without a significant reduction in direct costs has resulted in lower margins in the quarter ended March 31, 2010. Partially offsetting the margin decline was a 1.9 percentage point positive margin impact in the quarter ended March 31, 2010 from a lower level of zero margin pass through revenue.

SG&A expense decreased $0.3 million to $17.6 million for the three months ended March 31, 2010 from $17.9 million for the three months ended March 31, 2009. As a percentage of revenues, SG&A expense was 15.0% of revenue for the three months ended March 31, 2010, up from 14.0% in 2009 primarily due to lower revenue in the current quarter. The decrease in SG&A expense in 2010 was primarily due to lower bad debt expense and recruiting costs partially offset by higher business development expenses and allocations of corporate costs incurred in direct support of segment operations. Bad debt expense was 0.1 % of revenue for the three months ended March 31, 2010 versus 2.0% of revenue for the three months ended March 31, 2009.

Amortization of other intangible assets decreased to $1.5 million for the three months ended March 31, 2010 from $1.6 million for the three months ended March 31, 2009.

Adjusted segment EBITDA decreased $6.0 million, or 14.7%, to $34.7 million for the three months ended March 31, 2010 from $40.7 million for the three months ended March 31, 2009.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except rate per hour)
Revenues	$78,678	$78,374

Operating expenses:
Direct cost of revenues	45,823	43,221
Selling, general and administrative expenses	13,900	13,872
Special charges	5,560	—
Amortization of other intangible assets	995	684

	66,278	57,777

Segment operating income	12,400	20,597
Add back: depreciation and amortization of intangible assets	1,824	1,344
Add back: special charges	5,560	—

Adjusted segment EBITDA	$19,784	$21,941

Gross profit(1)	$32,855	$35,153
Gross profit margin(2)	41.8%	44.9%
Adjusted segment EBITDA as a percent of revenues	25.1%	28.0%
Number of revenue generating professionals (at period end)	771	702
Utilization rates of billable professionals(3)	78%	82%
Average billable rate per hour(3)	$325	$319

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	The calculation for utilization and average billable rate per hour excludes the impact of revenue billed on an other than time and materials basis.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues increased $0.3 million, or 0.4% to $78.7 million for the three months ended March 31, 2010 from $78.4 million for the three months ended March 31, 2009. Excluding the positive impact of foreign currency translation, revenues decreased approximately 0.6%. The $0.4 million decrease in revenue was attributed to lower consulting volumes and lower pass-through revenue in our North American consulting practice despite higher billable rates, and growth in our international risk, investigations and construction solutions practices.

Gross profit declined by $2.3 million, or 6.5% to $32.9 million for the three months ended March 31, 2010 from $35.2 million for the three months ended March 31, 2009. Gross profit margin decreased by 3.1 percentage points to 41.8% for the three months ended March 31, 2010 from 44.9% for the three months ended March 31, 2009. The gross profit margin decline was mainly due to lower utilization on a higher cost base in the quarter ended March 31, 2010.

SG&A expense remained unchanged from the prior year at $13.9 million for the three months ended March 31, 2010. As a percentage of revenues, SG&A expense was 17.7% for the three months ended March 31, 2010, unchanged from 17.7% for the three months ended March 31, 2009. Higher internal allocations of corporate costs incurred in direct support of segment operations were offset by lower bad debt expense and personnel related costs in 2010. Bad debt expense was 1.1% of revenues for the three months ended March 31, 2010 versus 1.6% for the three months ended March 31, 2009.

Amortization of other intangible assets increased by $0.3 million to $1.0 million for the three months ended March 31, 2010 from $0.7 million for the three months ended March 31, 2009.

Adjusted segment EBITDA decreased by $2.1 million, or 9.8%, to $19.8 million for the three months ended March 31, 2010 from $21.9 million for the three months ended March 31, 2009.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except rate per hour)
Revenues	$67,307	$54,836

Operating expenses:
Direct cost of revenues	44,869	36,762
Selling, general and administrative expenses	9,548	8,162
Special charges	6,814	—
Amortization of other intangible assets	310	545

	61,541	45,469

Segment operating income	5,766	9,367
Add back: depreciation and amortization of intangible assets	940	952
Add back: special charges	6,814	—

Adjusted segment EBITDA	$13,520	$10,319

Gross profit(1)	$22,438	$18,074
Gross profit margin(2)	33.3%	33.0%
Adjusted segment EBITDA as a percent of revenues	20.1%	18.8%
Number of revenue generating professionals (at period end)	302	275
Utilization rates of billable professionals	82%	78%
Average billable rate per hour	$470	$454

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues increased by $12.5 million, or 22.7%, to $67.3 million for the three months ended March 31, 2010 from $54.8 million for the three months ended March 31, 2009. Revenue growth for the three months ended March 31, 2010 included approximately $8 million in revenue from our European practice and two U.S. offices which opened in the second quarter of 2009. The remainder of revenue growth was primarily related to increased fees from financial economics consulting relative to the prior year, partially offset by lower energy litigation related consulting. Financial economics consulting includes consulting related to issues such as class action securities litigation, material adverse change clauses, purchase price premiums, ERISA lawsuits, complex valuations of assets, including financial instruments and criminal cases related to financial dealings.

Gross profit increased by $4.3 million, or 24.2%, to $22.4 million for the three months ended March 31, 2010 from $18.1 million for the three months ended March 31, 2009. Gross profit margin increased to 33.3% for the three months ended March 31, 2010 from 33.0% for the three months ended March 31, 2009. Margin improvement was due to improved utilization and a favorable impact from variable share-based compensation expense in the current quarter. However, our new European practice continues to create margin compression as operations have not yet achieved the scale at which revenues and staff leverage will offset fixed costs paid to senior hires.

SG&A expense increased by $1.3 million, or 17.0%, to $9.5 million for the three months ended March 31, 2010 from $8.2 million for the three months ended March 31, 2009. As a percentage of revenues, SG&A expense was 14.2% for the three months ended March 31, 2010 versus 14.9% for the three months ended March 31, 2009. The increase in SG&A expense in 2010 was primarily due to higher professional service fees in the current quarter and an increase in expenses, such as rent and other occupancy costs, associated with new offices that opened in the second quarter of 2009. Bad debt expense was 1.9% of revenue for the three months ended March 31, 2010 versus 2.3% of revenue for the three months ended March 31, 2009.

Amortization of other intangible assets was slightly lower than the prior year at $0.3 million for the three months ended March 31, 2010 versus $0.5 million for the three months ended March 31, 2009.

Adjusted segment EBITDA increased by $3.2 million, or 31.0%, to $13.5 million for the three months ended March 31, 2010 from $10.3 million for the three months ended March 31, 2009.

TECHNOLOGY

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Revenues	$43,373	$44,323

Operating expenses:
Direct cost of revenues	13,881	15,670
Selling, general and administrative expenses	15,281	18,415
Special charges	4,927	—
Amortization of other intangible assets	1,982	2,071

	36,071	36,156

Segment operating income	7,302	8,167
Add back: depreciation and amortization of intangible assets	5,032	4,931
Add back: special charges	4,927	—

Adjusted segment EBITDA	$17,261	$13,098

Gross profit(1)	$29,492	$28,653
Gross profit margin(2)	68.0%	64.6%
Adjusted segment EBITDA as a percent of revenues	39.8%	29.6%
Number of revenue generating professionals (at period end)	242	259

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues decreased by $0.9 million, or 2.1%, to $43.4 million for the three months ended March 31, 2010 from $44.3 million for the three months ended March 31, 2009. Increased unit based revenues and revenue growth from the introduction of our new Acuity™ product offering, which combines E-discovery and document review into a single offering, were offset by decreased revenue from our channel partners and lower consulting revenue in the quarter versus the prior year. Channel partner revenues have declined due to a decrease in the volume of business with and the number of channel partners. Consulting revenues decreased due to declines in volume associated with two large financial investigative matters that have gradually slowed since the first quarter of 2009. The consulting practice experienced some rate pressure, though less dramatic in large complex engagements that require the expertise and scale of a well established market participant. Unit based revenues have increased due to higher volumes driven by a large bankruptcy matter, despite lower pricing.

Unit based revenue is defined as revenue billed on a per item, per page, or using some other unit based method and includes revenue from data processing and storage, software usage and software licensing. Unit based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance.

Gross profit increased by $0.8 million to $29.5 million for the three months ended March 31, 2010 from $28.7 million for the three months ended March 31, 2009. Gross profit margin increased to 68.0% for the three months ended March 31, 2010 from 64.6% for the three months ended March 31, 2009. The increase in gross profit margin is due to a change in the mix of revenue relative to 2009, with higher margin unit based revenue comprising a larger percentage of total revenue as well as lower pass through and personnel related direct costs in the quarter ended March 31, 2010.

SG&A expense decreased by $3.1 million to $15.3 million for the three months ended March 31, 2010 from $18.4 million for the three months ended March 31, 2009. As a percentage of revenues, SG&A expense was 35.2% for the three months ended March 31, 2010, versus 41.5% for the three months ended March 31, 2009. The decrease in SG&A expense is primarily due to lower staff and staff related expenses, increased capitalization for certain software development costs and a decrease in bad debt expense. Research and development expense in the first quarter of 2010 was $5.4 million, consistent with the previous year. Bad debt expense was 0.8% of revenues for the three months ended March 31, 2010 versus 2.6% of revenues for the three months ended March 31, 2009.

Amortization of other intangible assets for the three months ended March 31, 2010 of $2.0 million remains level with the prior year amortization of $2.1 million.

Adjusted segment EBITDA increased $4.2 million, or 31.8%, to $17.3 million for the three months ended March 31, 2010 from $13.1 million for the three months ended March 31, 2009.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Revenues	$43,215	$42,771

Operating expenses:
Direct cost of revenues	26,719	27,035
Selling, general and administrative expenses	11,577	10,692
Special charges	1,260	—
Amortization of other intangible assets	1,312	1,168

	40,868	38,895

Segment operating income	2,347	3,876
Add back: depreciation and amortization of intangible assets	2,135	1,920
Add back: special charges	1,260	—

Adjusted segment EBITDA	$5,742	$5,796

Gross profit(1)	$16,496	$15,736
Gross profit margin(2)	38.2%	36.8%
Adjusted segment EBITDA as a percent of revenues	13.3%	13.6%
Number of revenue generating professionals (at period end)	569	566

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues increased by $0.4 million, or 1.0%, to $43.2 million for the three months ended March 31, 2010 from $42.8 million for the three months ended March 31, 2009. Revenue growth from an acquisition was approximately $0.8 million, or 1.8%, offsetting an organic revenue decline of approximately $0.3 million, or 0.8%. Excluding the positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound and Australian dollar relative to the U.S. dollar, organic revenue declined approximately 8%. This decrease in organic revenues is due to lower retainer based and pass through revenues, partially offset by higher project based revenues. Retainer based revenues, while stable relative to the fourth quarter of 2009, have declined relative to the first quarter of 2009 due to a reduction in corporate communications spending.

Gross profit increased by $0.8 million to $16.5 million for the three months ended March 31, 2010 from $15.7 million for the three months ended March 31, 2009 due to the impact of foreign currency translation. Gross profit margin increased to 38.2% for the three months ended March 31, 2010 from 36.8% for the three months ended March 31, 2009. The primary drivers of the improved gross profit margin in the quarter ended March 31, 2010 were lower levels of low margin pass through costs and lower direct costs that resulted from cost cutting measures undertaken in the first quarter of 2009.

SG&A expense increased by $0.9 million, or 8.3%, to $11.6 million for the three months ended March 31, 2010 from $10.7 million for the three months ended March 31, 2009. As a percentage of revenues, SG&A expense was 26.8% for the three months ended March 31, 2010, an increase from 25.0% for the three months ended March 31, 2009. The primary drivers of the increase in SG&A expense was the impact of foreign currency translation and certain SG&A costs added due to FTI’s acquisition of the balance of the ownership of its German joint venture in June 2009. Bad debt expense was 1.1% of revenues for the three months ended March 31, 2010 versus 1.3% of revenues for the three months ended March 31, 2009.

Amortization of other intangible assets increased slightly to $1.3 million for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009.

Adjusted segment EBITDA decreased by $0.1 million, or 0.9%, to $5.7 million for the three months ended March 31, 2010 from $5.8 million for the three months ended March 31, 2009.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Net cash used in operating activities	$(27,263)	$(9,750)
Net cash used in investing activities	(10,688)	(28,812)
Net cash provided by financing activities	1,501	5,793

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

Cash used in operating activities increased by $17.6 million to $27.3 million for the three months ended March 31, 2010 from $9.8 million for the three months ended March 31, 2009. This increase was attributable to higher forgivable loan fundings, annual incentive compensation payments and income tax payments in the quarter ended March 31, 2010, partially offset by better cash collections experience relative to our billed accounts receivable in the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.

Net cash used in investing activities for the three months ended March 31, 2010 was $10.7 million as compared to $28.8 million for the three months ended March 31, 2009. The favorable change in cash used in investing activities was primarily due to $15.0 million in proceeds from the maturity of a short-term investment and lower contingent acquisition payments in the three months ended March 31, 2010. Contingent acquisition payments were $17.5 million in the three months ended March 31, 2010 versus $24.2 million in the three months ended March 31, 2009.

Capital expenditures were $5.2 million for the three months ended March 31, 2010 as compared to $4.5 million for the three months ended March 31, 2009. Capital expenditures in both 2010 and 2009 primarily related to leasehold improvements and the purchase of data processing equipment.

Our financing activities for the three months ended March 31, 2010 included $0.8 million received from the issuance of common stock under equity compensation plans. Our financing activities for the three months ended March 31, 2009 included $5.9 million received from the issuance of common stock under equity compensation plans.

Capital Resources

As of March 31, 2010, our capital resources included $80.9 million of cash and cash equivalents and available borrowing capacity of $171.2 million under a $175 million revolving line of credit under our senior secured bank credit facility (‘bank credit facility”). As of March 31, 2010, we had no outstanding indebtedness under our revolving line of credit, however, $3.8 million of outstanding letters of credit reduced the availability of borrowings under that line of credit. We use letters of credit primarily in lieu of security deposits for our office facilities.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under our senior managing director incentive compensation program;

•	discretionary funding of our stock repurchase program;

•	potential earn-out obligations related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our business.

We currently anticipate capital expenditures will range between $34 million to $40 million to support our organization during 2010, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price is in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the seller based upon the outcome of future financial targets that the seller contemplates in its valuation. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant.

In connection with our required adoption of the new accounting principles for business combinations, contingent purchase price obligations included in business combinations consummated subsequent to December 31, 2008 would be recorded as liabilities on our consolidated balance sheet and re-measured at fair value at each subsequent reporting date with an offset to current period earnings. We have no such contingent purchase price obligations accounted for under the new accounting principles for business combinations at March 31, 2010.

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

The Convertible Notes are currently convertible at the option of the holders through July 15, 2010 as provided in the indenture covering the notes. The notes are convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 trading days in the 30 consecutive trading day period ended April 15, 2010.

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

The Convertible Notes are registered securities. As of March 29, 2010 the last trade date before March 31, 2010, the Convertible Notes had a market price of $1,389 per $1,000 principal amount of Convertible Notes, compared to an estimated conversion value of approximately $1,258 per $1,000 principal amount of Convertible Notes. Because the Convertible Notes have historically traded at market prices above the estimated conversion values, we do not anticipate holders will elect to convert their Convertible Notes in the near future unless the value ratio should change. However, we believe we have adequate capital resources to fund potential conversions.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving special purpose entities.

Future Contractual Obligations

There have been no significant changes in our future contractual obligations since December 31, 2009.

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand, short-term investments and $171.2 million of availability under our revolving bank line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $80.9 million of cash and cash equivalents at March 31, 2010;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2010 of about $34 million to $40 million;

•	funds required to satisfy potential contingent payments and other obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the discretionary funding of our share repurchase program;

•	the funds required to satisfy conversion of the Convertible Notes; and

•	other known future contractual obligations.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our revolving bank line of credit, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected changes in significant numbers of employees. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our bank credit facility or the indentures that govern our senior notes. See “Forward Looking Statements.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical and may appear under the headings “Part 1—Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010 and the other documents we file with the SEC. When used in this quarterly report, words such as estimates, expects, anticipates, projects, plans, intends, believes, or forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, include the following:

•	changes in demand for our services;

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;

•	our ability to make acquisitions and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace senior managers and practice leaders who have highly specialized skills and experience;

•	our ability to identify suitable acquisition candidates, negotiate advantageous terms and take advantage of opportunistic acquisition situations;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	legislation or judicial rulings regarding data privacy and the discovery process;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition;

•

general economic factors, industry trends, restructuring and bankruptcy rates, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control;

•	our ability to manage growth;

•	risk of non-payment of receivables;

•	our outstanding indebtedness; and

•	proposed changes in accounting principles.

There may be other factors that may cause our actual results to differ materially from our forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks see “Item 7A Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our market risk exposure since December 31, 2009, except as noted below.

Equity Price Sensitivity

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price will be recorded as an adjustment to additional paid-in capital. The following table details by year the cash outflows that would result from the price protection payments if, on the applicable determination dates, our common stock price was at, 20% above or 20% below our closing common stock price on March 31, 2010 of $39.32 per share.

	2010	2011	2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $39.32 at March 31, 2010	$3,057	$6,160	$3,516	$4,145	$16,878
20% decrease in share price	3,920	7,772	4,472	5,463	21,627
20% increase in share price	2,194	4,548	2,560	2,827	12,129

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the first quarter of 2010 (in thousands, except per share amounts).

	Total Number of Shares Purchased(1)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program(2)
January 1 through January 31, 2010	594	$47.38	581	$250,000
February 1 through February 28, 2010	4	$40.30	—	$250,000
March 1 through March 31, 2010	26	$38.56	—	$250,000

Total	624		581

(1)

The difference between the total number of shares purchased and the number of shares purchased as part of a publically announced program is 42,775 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)

On November 4, 2009 our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million and terminated the $50.0 million stock repurchase program authorized in February 2009. As of March 31, 2010, a balance of $250.0 million for stock repurchases by the Company remains authorized under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated December 18, 2008. (Filed with the SEC on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to the By-Laws of FTI Consulting, Inc. dated February 25, 2009. (Filed with the SEC on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

10.1*	Separation Agreement dated March 24, 2010 between FTI Consulting, Inc. and Jorge A. Celaya (Filed with the SEC on March 26, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 24, 2010 and incorporated herein by reference.)

10.2*	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Cash-Based Performance Award Agreement (Filed with the SEC on March 29, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 25, 2010 and incorporated herein by reference.)

10.3*†	Offer Letter, as amended, dated March 23, 2010, between FTI Consulting, Inc. and Eric B. Miller.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management or Director contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010

FTI CONSULTING, INC.

By	/s/ CATHERINE M. FREEMAN
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)