Form 10-Q
period 2010-06-30
FTI CONSULTING INC
filed 2010-08-05
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2010
Common stock, par value $0.01 per share	46,814,018

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$123,254	$118,872
Accounts receivable:
Billed receivables	249,511	241,911
Unbilled receivables	129,061	104,959
Allowance for doubtful accounts and unbilled services	(62,926)	(59,328)

Accounts receivable, net	315,646	287,542
Notes receivable	24,945	20,853
Prepaid expenses and other current assets	33,158	45,157
Income taxes receivable	31,192	7,015
Deferred income taxes	4,476	20,476

Total current assets	532,671	499,915
Property and equipment, net of accumulated depreciation	77,744	80,678
Goodwill	1,197,763	1,195,949
Other intangible assets, net of amortization	161,254	175,962
Notes receivable, net of current portion	81,669	69,213
Other assets	53,639	55,621

Total assets	$2,104,740	$2,077,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$71,239	$81,193
Accrued compensation	116,480	152,807
Current portion of long-term debt and capital lease obligations	144,705	138,101
Billings in excess of services provided	33,995	34,101

Total current liabilities	366,419	406,202
Long-term debt and capital lease obligations, net of current portion	417,124	417,397
Deferred income taxes	112,261	95,704
Other liabilities	61,017	53,821

Total liabilities	956,821	973,124

Commitments and contingent liabilities (notes 8, 10 and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—47,150 (2010) and 46,985 (2009)	472	470
Additional paid-in capital	559,244	535,754
Retained earnings	654,780	615,529
Accumulated other comprehensive loss	(66,577)	(47,539)

Total stockholders’ equity	1,147,919	1,104,214

Total liabilities and stockholders’ equity	$2,104,740	$2,077,338

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$349,033	$360,525	$699,073	$708,371

Operating expenses
Direct cost of revenues	209,031	194,181	406,491	386,593
Selling, general and administrative expense	82,202	88,842	166,603	177,595
Special charges	—	—	30,245	—
Amortization of other intangible assets	5,852	6,149	11,943	12,199

	297,085	289,172	615,282	576,387

Operating income	51,948	71,353	83,791	131,984

Other income (expense)
Interest income and other	(141)	702	2,213	3,005
Interest expense	(11,378)	(11,030)	(22,696)	(22,043)

	(11,519)	(10,328)	(20,483)	(19,038)

Income before income tax provision	40,429	61,025	63,308	112,946
Income tax provision	15,363	23,800	24,057	44,049

Net income	$25,066	$37,225	$39,251	$68,897

Earnings per common share—basic	$0.55	$0.74	$0.86	$1.37

Earnings per common share—diluted	$0.52	$0.69	$0.82	$1.29

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance January 1, 2010	46,985	$470	$535,754	$615,529	$(47,539)	$1,104,214
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $0	—	—	—	—	(19,038)	(19,038)
Net income	—	—	—	39,251	—	39,251

Total comprehensive income						20,213
Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share-based awards of $632	271	3	7,356	—	—	7,359
Restricted share grants, less net settled shares of 61	475	5	(2,497)	—	—	(2,492)
Stock units issued under incentive compensation plan	—	—	6,531	—	—	6,531
Business combinations	—	—	(2,515)	—	—	(2,515)
Purchase and retirement of common stock	(581)	(6)	6	—	—	—
Share-based compensation	—	—	14,609	—	—	14,609

Balance June 30, 2010	47,150	$472	$559,244	$654,780	$(66,577)	$1,147,919

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$39,251	$68,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,361	14,109
Amortization of other intangible assets	11,943	12,199
Provision for doubtful accounts	4,618	12,212
Non-cash share-based compensation	14,651	13,349
Excess tax benefits from share-based compensation	(625)	(2,761)
Non-cash interest expense	3,599	3,698
Other	(315)	1,308
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(34,895)	(47,807)
Notes receivable	(17,789)	(19,511)
Prepaid expenses and other assets	(2,240)	2,976
Accounts payable, accrued expenses and other	11,262	(15,836)
Income taxes	(4,339)	14,151
Accrued compensation	(18,671)	(12,625)
Billings in excess of services provided	144	(679)

Net cash provided by operating activities	21,955	43,680

Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(22,834)	(34,580)
Purchases of property and equipment	(11,632)	(11,687)
Proceeds from maturity of short-term investment	15,000	—
Other	(475)	307

Net cash used in investing activities	(19,941)	(45,960)

Financing activities
Borrowings under revolving line of credit	20,000	—
Payments of revolving line of credit	(20,000)	—
Payments of long-term debt and capital lease obligations	(465)	(551)
Cash received for settlement of interest rate swaps	—	2,288
Issuance of common stock under equity compensation plans	4,235	13,098
Excess of tax benefits from share-based compensation	625	2,761
Other	442	—

Net cash provided by financing activities	4,837	17,596

Effect of exchange rate changes on cash and cash equivalents	(2,469)	5,934

Net increase in cash and cash equivalents	4,382	21,250
Cash and cash equivalents, beginning of period	118,872	191,842

Cash and cash equivalents, end of period	$123,254	$213,092

Supplemental cash flow disclosures
Cash paid for interest	$19,144	$19,189
Cash paid for income taxes, net of refunds	28,396	29,898
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	—	707
Issuance of stock units under incentive compensation plans	6,531	5,308
Issuance of notes payable as contingent consideration	4,772	12,778

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 includes an immaterial prior period reclassification to reflect a change in the categorization of certain contingent acquisition payments expensed in 2008 but paid in the six months ended June 30, 2009. Cash provided by operating activities for the six months ended June 30, 2009 was decreased by $3.1 million with a corresponding decrease in cash used in investing activities.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted shares using the treasury stock method, and shares issuable upon conversion of our 3 3/4% senior subordinated convertible notes (“Convertible Notes”) assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during the period. The conversion feature of our Convertible Notes had a dilutive effect on our earnings per share in 2010 and 2009 because the average closing price per share of our common stock for such periods was above the conversion price of the Convertible Notes of $31.25 per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator—basic and diluted
Net income	$25,066	$37,225	$39,251	$68,897

Denominator
Weighted average number of common shares outstanding—basic	45,857	50,384	45,828	50,278
Effect of dilutive stock options	954	1,302	954	1,203
Effect of dilutive convertible notes	1,184	1,848	1,167	1,653
Effect of dilutive restricted shares	181	301	204	290

Weighted average number of common shares outstanding—diluted	48,176	53,835	48,153	53,424

Earnings per common share—basic	$0.55	$0.74	$0.86	$1.37

Earnings per common share—diluted	$0.52	$0.69	$0.82	$1.29

Antidilutive stock options and restricted shares	1,653	1,092	1,478	1,012

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

3. Special Charges

During the quarter ended March 31, 2010, we recorded special charges totaling $30.2 million, primarily related to a realignment of our workforce and a consolidation of four office locations, of which $8.7 million was non-cash. The charges reflect actions we took to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support. The special charges consist of:

•

$19.3 million of salary continuance and other contractual employee related costs associated with the reduction in workforce of 144 employees, including reserves against employee advances, costs related to loan forgiveness and accelerated vesting of share-based awards;

•	$7.8 million of expense associated with lease terminations related to the consolidation of four office locations; and

•	$3.1 million of accelerated amortization related to a software solution which will no longer be utilized by the Company.

The following table details the special charges by segment:

Corporate Finance/Restructuring	$6,589
Forensic and Litigation Consulting	5,560
Economic Consulting	6,814
Technology	4,927
Strategic Communications	1,260

25,150
Unallocated Corporate	5,095

Total	$30,245

The total cash outflow associated with the special charges is expected to be $21.5 million, of which $10.8 million has been paid as of June 30, 2010, $5.4 million is expected to be paid during the remainder of 2010, $4.9 million is expected to be paid in 2011, and the balance of $0.4 million is expected to be paid in 2012 and 2013. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets. Activity related to the liability for these costs for the six months ended June 30, 2010 is as follows:

	Employee Termination Costs	Lease Termination Costs	Total
Balance at January 1, 2010	$—	$—	$—
Additions	13,135	8,617	21,752
Payments	(7,147)	(3,649)	(10,796)
Adjustments	(24)	(189)	(213)

Balance at June 30, 2010	$5,964	$4,779	$10,743

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

4. Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$25,066	$37,225	$39,251	$68,897
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(2,847)	47,087	(19,038)	41,167

Comprehensive income	$22,219	$84,312	$20,213	$110,064

5. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income. The provision for doubtful accounts totaled $1.6 million and $4.6 million for the three and six months ended June 30, 2010, respectively, and $5.4 million and $12.2 million for the three and six months ended June 30, 2009, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $5.3 million and $10.7 million for the three and six months ended June 30, 2010, respectively, and $5.3 million and $10.7 million for the three and six months ended June 30, 2009, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income.

7. Financial Instruments

Fair value of financial instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2010, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at June 30, 2010 was $645.3 million compared to a carrying value of $579.3 million. We determined the fair value of our long-term debt based on quoted market prices for our 7 5/8% senior notes due 2013, 7 3/4% senior notes due 2016 and Convertible Notes. The carrying value of long-term debt includes the $18.0 million equity component of our Convertible Notes which is recorded in “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

8. Acquisitions

On April 1, 2010, we completed an acquisition in Hong Kong for our Forensic and Litigation Consulting segment. The acquisition price of $2.8 million consisted of $2.3 million in cash paid at closing and contingent consideration with an estimated fair value of $0.5 million, which is recorded in “Other liabilities” on the Condensed Consolidated Balance Sheets. As part of the purchase price allocation, we recorded $0.2 million in identifiable intangible assets and $2.6 million in goodwill. The business combination did not materially impact our results of operations; therefore, pro forma results have not been presented.

Certain acquisition related restricted stock agreements entered into prior to January 1, 2009 contained stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During the six months ended June 30, 2010, we paid $2.9 million in cash to the selling shareholders of two acquisitions in relation to price protection provision guarantees. Our remaining common stock price guarantee provisions have stock floor prices that range from $22.33 to $69.62 per share and have determination dates that range from 2010 to 2013.

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the six months ended June 30, 2010, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at January 1, 2010	$387,276	$194,229	$196,731	$118,011	$299,702	$1,195,949
Goodwill acquired during the year	$—	2,598	—	—	—	2,598
Contingent consideration(1)	—	18	17	—	10,774	10,809
Foreign currency translation adjustment and other	3	(1,726)	—	(95)	(9,775)	(11,593)

Balance at June 30, 2010	$387,279	$195,119	$196,748	$117,916	$300,701	$1,197,763

(1)	Contingent consideration related to business combinations consummated prior to January 1, 2009.

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $5.9 million and $11.9 million for the three and six months ended June 30, 2010, respectively, and $6.1 million and $12.2 million for the three and six months ended June 30, 2009, respectively. Based solely on the amortizable intangible assets recorded as of June 30, 2010, we estimate amortization expense to be $11.3 million during the remainder of 2010, $21.1 million in 2011, $20.5 million in 2012, $17.5 million in 2013, $9.9 million in 2014, $9.6 million in 2015, and $45.7 million in years after 2015. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, or other factors.

		June 30, 2010		December 31, 2009
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	1 to 15	$140,740	$38,834	$144,048	$33,016
Non-competition agreements	1 to 10	18,160	10,165	18,268	8,788
Software	5 to 6	37,700	16,509	37,700	13,335
Tradenames	1 to 5	9,488	5,004	9,591	4,184
Contract Backlog	1	318	318	317	317

		206,406	70,830	209,924	59,640
Unamortized intangible assets
Tradenames	Indefinite	25,678	—	25,678	—

		$232,084	$70,830	$235,602	$59,640

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

10. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	June 30, 2010	December 31, 2009
7 5/8 % senior notes due 2013(a)	$201,748	$202,012
7 3/4 % senior notes due 2016	215,000	215,000
3 3/4 % senior subordinated convertible notes due 2012(b)	138,954	136,540
Notes payable to former shareholders of acquired business	5,617	1,132

Total debt	561,319	554,684
Less current portion	144,571	137,672

Long-term debt, net of current portion	416,748	417,012

Total capital lease obligations	510	814
Less current portion	134	429

Capital lease obligations, net of current portion	376	385

Long-term debt and capital lease obligations, net of current portion	$417,124	$417,397

(a)	Balance includes $200.0 million principal amount of notes plus unamortized proceeds from interest rate swap terminations of $1.7 million at June 30, 2010 and $2.0 million at December 31, 2009.

(b)	Balance includes $149.9 million principal amount of notes net of discount of $11.0 million at June 30, 2010 and $13.4 million at December 31, 2009.

The Convertible Notes are currently convertible at the option of the holders through October 15, 2010 as provided in the Indenture covering the Convertible Notes. The Convertible Notes became convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 trading days in the 30 consecutive trading day period ended July 15, 2010. There were no Convertible Note conversions during the quarter ended June 30, 2010.

11. Commitments and Contingencies

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

12. Share-Based Compensation

Amendment of equity-based compensation plan

On March 31, 2010, the Board of Directors of FTI Consulting, Inc. (“FTI”) adopted an amendment to the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (the “2009 Plan”), subject to stockholder approval, to increase the number of shares of FTI’s common stock that may be delivered pursuant to awards granted under the 2009 Plan by an additional 4,500,000 shares (the “Amendment”). The Amendment was approved by the stockholders of FTI at the 2010 Annual Meeting of Stockholders held on June 2, 2010.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Share-based awards and share-based compensation expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in FTI’s equity compensation plans, subject to the discretion of the administrator of the plans. During the six months ended June 30, 2010, share-based awards included stock option grants exercisable for 580,863 shares of common stock upon vesting, restricted share awards of 519,119 shares of common stock and restricted share units equivalent to 193,900 shares of common stock.

Total share-based compensation expense for the three and six months ended June 30, 2010 and 2009 is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2010	2009	2010	2009
Direct cost of revenues	$4,746	$3,167	$7,325	$5,997
Selling, general and administrative expense	2,511	3,736	4,852	7,352
Special charges	—	—	2,474	—

Total share-based compensation expense	$7,257	$6,903	$14,651	$13,349

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

Our Technology segment provides electronic discovery (“e-discovery”) and information management software and service to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information, including e-mail, computer files, voicemail, instant messaging, and financial and transactional data. In the fourth quarter of 2009, we introduced Acuity™, a new product offering which combines e-discovery and document review into a single offering.

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

The table below presents revenues and adjusted segment EBITDA for our reportable segments for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Corporate Finance/Restructuring	$111,095	$133,970	$228,562	$261,512
Forensic and Litigation Consulting	80,754	76,346	159,432	154,720
Economic Consulting	64,552	57,123	131,859	111,959
Technology	42,791	48,536	86,164	92,859
Strategic Communications	49,841	44,550	93,056	87,321

Total revenues	$349,033	$360,525	$699,073	$708,371

Adjusted segment EBITDA
Corporate Finance/Restructuring	$25,977	$47,445	$60,696	$88,166
Forensic and Litigation Consulting	19,346	20,856	39,130	42,797
Economic Consulting	11,453	10,345	24,973	20,664
Technology	15,857	19,186	33,118	32,284
Strategic Communications	8,635	5,879	14,377	11,675

Total adjusted segment EBITDA	$81,268	$103,711	$172,294	$195,586

The table below reconciles adjusted segment EBITDA to income before income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Adjusted segment EBITDA	$81,268	$103,711	$172,294	$195,586
Segment depreciation expense	(6,312)	(5,550)	(12,638)	(10,993)
Amortization of intangible assets	(5,852)	(6,149)	(11,943)	(12,199)
Special charges	—	—	(30,245)	—
Unallocated corporate expenses, excluding special charges	(17,156)	(20,659)	(33,677)	(40,410)
Interest income and other	(141)	702	2,213	3,005
Interest expense	(11,378)	(11,030)	(22,696)	(22,043)

Income before income tax provision	$40,429	$61,025	$63,308	$112,946

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

The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for FTI, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of June 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$73,970	$664	$48,620	$—	$123,254
Accounts receivable, net	111,765	156,686	47,195	—	315,646
Intercompany receivables	29,719	427,599	97,549	(554,867)	—
Other current assets	61,612	21,601	17,027	(6,469)	93,771

Total current assets	277,066	606,550	210,391	(561,336)	532,671
Property and equipment, net	48,717	18,209	10,818	—	77,744
Goodwill	426,332	530,719	240,712	—	1,197,763
Other intangible assets, net	7,044	110,736	43,474	—	161,254
Investments in subsidiaries	1,513,834	894,548	796,816	(3,205,198)	—
Other assets	60,732	161,447	18,597	(105,468)	135,308

Total assets	$2,333,725	$2,322,209	$1,320,808	$(3,872,002)	$2,104,740

Liabilities
Intercompany payables	$389,435	$74,656	$90,776	$(554,867)	$—
Other current liabilities	251,346	84,663	36,879	(6,469)	366,419

Total current liabilities	640,781	159,319	127,655	(561,336)	366,419
Long-term debt, net	416,748	376	—	—	417,124
Other liabilities	128,277	39,894	110,575	(105,468)	173,278

Total liabilities	1,185,806	199,589	238,230	(666,804)	956,821
Stockholders’ equity	1,147,919	2,122,620	1,082,578	(3,205,198)	1,147,919

Total liabilities and stockholders’ equity	$2,333,725	$2,322,209	$1,320,808	$(3,872,002)	$2,104,740

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidated Statement of Income for the Three Months Ended June 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$127,150	$300,309	$73,786	$(152,212)	$349,033
Operating expenses
Direct cost of revenues	76,463	234,633	48,141	(150,206)	209,031
Selling, general and administrative expense	36,092	31,390	16,726	(2,006)	82,202
Amortization of other intangible assets	710	3,931	1,211	—	5,852

Operating income	13,885	30,355	7,708	—	51,948
Other (expense) income	(10,909)	2,017	(2,627)	—	(11,519)

Income before income tax provision	2,976	32,372	5,081	—	40,429
Income tax provision	4,810	13,403	(2,850)	—	15,363
Equity in net earnings of subsidiaries	26,900	7,416	2,088	(36,404)	—

Net income	$25,066	$26,385	$10,019	$(36,404)	$25,066

Condensed Consolidated Statement of Income for the Three Months Ended June 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$149,520	$298,482	$65,302	$(152,779)	$360,525
Operating expenses
Direct cost of revenues	80,309	224,933	39,985	(151,046)	194,181
Selling, general and administrative expense	43,506	32,235	14,834	(1,733)	88,842
Amortization of other intangible assets	260	4,650	1,239	—	6,149

Operating income	25,445	36,664	9,244	—	71,353
Other (expense) income	(9,575)	3,726	(4,479)	—	(10,328)

Income before income tax provision	15,870	40,390	4,765	—	61,025
Income tax provision	6,644	16,959	197	—	23,800
Equity in net earnings of subsidiaries	27,999	3,482	2,183	(33,664)	—

Net income	$37,225	$26,913	$6,751	$(33,664)	$37,225

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidated Statement of Income for the Six Months Ended June 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$262,259	$602,846	$146,434	$(312,466)	$699,073
Operating expenses
Direct cost of revenues	154,494	467,230	92,876	(308,109)	406,491
Selling, general and administrative expense	73,810	65,573	31,577	(4,357)	166,603
Special charges	18,558	10,842	845	—	30,245
Amortization of other intangible assets	1,420	8,021	2,502	—	11,943

Operating income	13,977	51,180	18,634	—	83,791
Other (expense) income	(20,450)	4,742	(4,775)	—	(20,483)

(Loss) income before income tax provision	(6,473)	55,922	13,859	—	63,308
Income tax provision	905	23,152	—	—	24,057
Equity in net earnings of subsidiaries	46,629	12,986	4,273	(63,888)	—

Net income	$39,251	$45,756	$18,132	$(63,888)	$39,251

Condensed Consolidated Statement of Income for the Six Months Ended June 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$301,638	$600,115	$116,852	$(310,234)	$708,371
Operating expenses
Direct cost of revenues	163,283	458,069	72,490	(307,249)	386,593
Selling, general and administrative expense	85,559	70,798	24,223	(2,985)	177,595
Amortization of other intangible assets	519	9,219	2,461	—	12,199

Operating income	52,277	62,029	17,678	—	131,984
Other (expense) income	(20,335)	7,963	(6,666)	—	(19,038)

Income before income tax provision	31,942	69,992	11,012	—	112,946
Income tax provision	13,215	29,350	1,484	—	44,049
Equity in net earnings of subsidiaries	50,170	7,783	4,231	(62,184)	—

Net income	$68,897	$48,425	$13,759	$(62,184)	$68,897

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(11,322)	$42,592	$(9,315)	$21,955
Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(22,834)	—	—	(22,834)
Purchases of property and equipment and other	(4,393)	(5,644)	(2,070)	(12,107)
Proceeds from maturity of short-term investment	15,000	—	—	15,000

Net cash used in investing activities	(12,227)	(5,644)	(2,070)	(19,941)

Financing activities
Borrowings under revolving line of credit	20,000	—	—	20,000
Payments of revolving line of credit	(20,000)	—	—	(20,000)
Payments of long-term debt and capital leases	(161)	(304)	—	(465)
Issuance of common stock and other	4,677	—	—	4,677
Excess tax benefits from share based equity	625	—	—	625
Intercompany transfers	31,658	(36,645)	4,987	—

Net cash provided by (used in) financing activities	36,799	(36,949)	4,987	4,837

Effect of exchange rate changes on cash	—	—	(2,469)	(2,469)

Net increase (decrease) in cash and cash equivalents	13,250	(1)	(8,867)	4,382
Cash and cash equivalents, beginning of period	60,720	665	57,487	118,872

Cash and cash equivalents, end of period	$73,970	$664	$48,620	$123,254

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$46,213	$(8,171)	$5,638	$43,680
Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(33,298)	—	(1,282)	(34,580)
Purchases of property and equipment and other	(3,178)	(5,887)	(2,315)	(11,380)

Net cash used in investing activities	(36,476)	(5,887)	(3,597)	(45,960)

Financing activities
Payments of long-term debt and capital leases	(108)	(443)	—	(551)
Cash received for settlement of interest rate swaps	2,288	—	—	2,288
Issuance of common stock and other	13,098	—	—	13,098
Excess tax benefits from share based equity	2,761	—	—	2,761
Intercompany transfers	(12,512)	12,923	(411)	—

Net cash provided by (used in) financing activities	5,527	12,480	(411)	17,596

Effect of exchange rate changes on cash	—	—	5,934	5,934
Net increase (decrease) in cash and cash equivalents	15,264	(1,578)	7,564	21,250
Cash and cash equivalents, beginning of period	131,412	11,663	48,767	191,842

Cash and cash equivalents, end of period	$146,676	$10,085	$56,331	$213,092

15. Subsequent Event

In July 2010, we repurchased and retired 0.3 million shares of common stock through open market purchases under the two-year stock repurchase program authorized by the Board of Directors on November 4, 2009. The share repurchases totaled $11.1 million at an average price of $33.12 per share and were funded using cash on hand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and six month periods ended June 30, 2010 and 2009 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

BUSINESS OVERVIEW

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation services, mergers and acquisitions (“M&A”), antitrust and competition matters, electronic discovery (“e-discovery”), management and retrieval of electronically stored information, reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

We report financial results for the following five operating segments:

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), financing, claims management, M&A, post-acquisition integration, valuations, tax issues and performance improvement.

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

Our Technology segment provides e-discovery and information management software and service to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information, including e-mail, computer files, voicemail, instant messaging, and financial and transactional data. In the fourth quarter of 2009, we introduced AcuityTM, a new product offering which combines e-discovery and document review into a single offering.

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

We define adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets and special charges plus non-operating litigation settlements. We define adjusted segment EBITDA as the segments’ share of consolidated operating income before depreciation, amortization of intangible assets and special charges plus non-operating litigation settlements. Although adjusted EBITDA and adjusted segment EBITDA are not measures of financial condition or performance determined in accordance with generally accepted accounting principles (“GAAP”), we believe that these measures can be a useful operating performance measure for evaluating our results of operations as compared from period-to-period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use adjusted EBITDA and adjusted segment EBITDA to evaluate and compare the operating performance of our segments and it is one of the primary measures used to determine employee incentive compensation.

Adjusted EBITDA and adjusted segment EBITDA are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. These non-GAAP measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income.

We define adjusted earnings per diluted share as earnings per diluted share excluding the per share impact of the special charges that were incurred in that year.

We define acquisition growth as the results of operations of acquired companies in the first year following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of all such acquisitions.

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Revenues	$349,033	$360,525	$699,073	$708,371
Earnings per common share—diluted	0.52	0.69	0.82	1.29
Adjusted earnings per common share—diluted	0.52	0.69	1.19	1.29
Operating income	51,948	71,353	83,791	131,984
Adjusted EBITDA	65,458	84,579	141,340	158,542
Cash provided by operating activities	49,218	53,430	21,955	43,680
Total number of employees at June 30,	3,366	3,414	3,366	3,414

Second Quarter 2010 Executive Highlights

Revenues

Revenues for the quarter ended June 30, 2010 decreased $11.5 million, or 3.2%, to $349.0 million, compared to $360.5 million in the prior year. Excluding the estimated impact of foreign currency translation of the U.S. dollar against other currencies in the second quarter versus the prior year quarter, the Company’s revenues declined 3.5%.

Our business continues to follow the trajectory of the overall macroeconomic environment from recession to the early stages of recovery. Our “procyclical” activities, which tend to be driven by increased corporate spending, are showing signs of growth while our “countercyclical” activities, principally restructuring and bankruptcy, are declining. However, recent events such as the sovereign debt crisis in Europe, continued high unemployment and increased regulatory uncertainty have impacted business confidence and slowed discretionary corporate spending, which has hindered the recovery of our procyclical activities. At the same time, restructuring and bankruptcy activity declined more rapidly than expected due to the strengthening economy, reasonably open U.S. credit markets and greater willingness on the part of lenders to extend maturities. The net of these factors is that growth in the Economic Consulting, Strategic Communications and Forensic and Litigation Consulting segments was insufficient to offset revenue declines in the Corporate Finance/Restructuring and Technology segments, causing overall revenues to decline in the quarter compared to the prior year period.

Earnings Per Share

Second quarter 2010 earnings per diluted share were $0.52, compared to $0.69 in the prior year period. The estimated year-over-year foreign currency translation impact of a weaker U.S. dollar, primarily against the Canadian dollar, increased earnings per diluted share by $0.01 in the quarter.

Operating Income

Operating income in the second quarter was $51.9 million, compared to $71.4 million in the prior year period. The decline in operating income was primarily due to lower demand for services in several of the Company’s segments, as well as increased employee related cost in our Forensic and Litigation Consulting and Economic Consulting segments. These served to more than offset higher income of the Economic Consulting and Strategic Communications segments, as well as a 7.5% decrease of selling, general and administrative (“SG&A”) expense from year-ago levels.

Adjusted EBITDA

Adjusted EBITDA decreased by $19.1 million to $65.5 million, or 18.8% of revenues compared to $84.6 million, or 23.5% of revenues, in the prior year period. As noted above, profit improvements in the Economic Consulting and Strategic Communications segments and lower SG&A expenses were not sufficient to offset lower profitability in the Corporate Finance/Restructuring, Forensic and Litigation Consulting and Technology segments.

Operating Cash Flows

The Company continues to generate positive cash flows from operations of $49.2 million for three months ended June 30, 2010 which was in line with the prior year cash flows of $53.4 million. Excluding the $7.2 million cash outflow in the second quarter of 2010 for severance and lease terminations related to the realignment of our workforce and consolidation of four office locations, cash flows from operating activities increased relative to the prior year. This increase was due to lower income tax payments and forgivable loan fundings in 2010, partially offset by lower cash collections on accounts receivable and an increase in compensation related costs relative to the prior year.

As a result of our strong cash collections, in July 2010, we repurchased and retired 336 thousand shares of common stock using $11.1 million of cash on hand at an average price of $33.12 per share. The share repurchases were made under the two-year stock repurchase program authorized by the Board of Directors on November 4, 2009.

Headcount

Headcount decreased by 48, or 1.4%, to 3,366, at June 30, 2010 as compared to June 30, 2009. The decrease occurred largely in the Corporate Finance/Restructuring and Technology segments to properly align resources in those segments with current and anticipated demand for their services.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$111,095	$133,970	$228,562	$261,512
Forensic and Litigation Consulting	80,754	76,346	159,432	154,720
Economic Consulting	64,552	57,123	131,859	111,959
Technology	42,791	48,536	86,164	92,859
Strategic Communications	49,841	44,550	93,056	87,321

Total revenues	$349,033	$360,525	$699,073	$708,371

Operating income
Corporate Finance/Restructuring	$23,567	$45,042	$49,211	$83,417
Forensic and Litigation Consulting	17,537	19,572	29,937	40,169
Economic Consulting	10,459	9,373	16,225	18,740
Technology	10,991	14,283	18,293	22,450
Strategic Communications	6,550	3,742	8,897	7,618

Segment operating income	69,104	92,012	122,563	172,394
Unallocated corporate expenses	(17,156)	(20,659)	(38,772)	(40,410)

Total operating income	51,948	71,353	83,791	131,984

Other income (expense)
Interest income and other	(141)	702	2,213	3,005
Interest expense	(11,378)	(11,030)	(22,696)	(22,043)

	(11,519)	(10,328)	(20,483)	(19,038)

Income before income tax provision	40,429	61,025	63,308	112,946
Income tax provision	15,363	23,800	24,057	44,049

Net income	$25,066	$37,225	$39,251	$68,897

Earnings per common share—basic	$0.55	$0.74	$0.86	$1.37

Earnings per common share—diluted	$0.52	$0.69	$0.82	$1.29

Reconciliation of Operating Income to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Operating income	$51,948	$71,353	$83,791	$131,984
Depreciation and amortization	7,658	7,077	15,361	14,109
Amortization of other intangible assets	5,852	6,149	11,943	12,199
Special charges	—	—	30,245	—
Litigation settlement gains, net	—	—	—	250

Adjusted EBITDA	$65,458	$84,579	$141,340	$158,542

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues and Operating Income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $3.5 million, or 17.0%, to $17.2 million for the three months ended June 30, 2010, from $20.7 million for the three months ended June 30, 2009, primarily due to lower performance based compensation costs.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $0.8 million to a net expense of $0.1 million for the three months ended June 30, 2010 from income of $0.7 million for the three months ended June 30, 2009. The decrease is primarily due to a $0.5 million net unfavorable impact from foreign exchange transaction gains and losses due to the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency and a $0.3 million decrease in interest income in the current year quarter.

Interest expense

Interest expense increased $0.4 million to $11.4 million for the three months ended June 30, 2010 from $11.0 million for the three months ended June 30, 2009. The increase in interest expense is primarily driven by the cancellation of the Company’s interest rate swap contract in the second quarter of 2009.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate was 38.0% for the three months ended June 30, 2010 as compared to 39.0% for the three months ended June 30, 2009. The decrease in the rate is primarily related to the increased rate benefit from certain U.S. tax elections on foreign acquisitions as a result of a decrease in the estimated amount of consolidated earnings.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues and Operating Income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Special charges

During the quarter ended March 31, 2010, we recorded special charges totaling $30.2 million, primarily related to a realignment of our workforce and a consolidation of four office locations, of which $8.7 million was non-cash. The charges reflect actions we took to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support. The special charges consist of:

•

$19.3 million of salary continuance and other contractual employee related costs associated with the reduction in workforce of 144 employees, including reserves against employee advances, costs related to loan forgiveness and accelerated vesting of share-based awards;

•	$7.8 million of expense associated with lease terminations related to the consolidation of four office locations; and

•	$3.1 million of accelerated amortization related to a software solution which will no longer be utilized by the Company.

The total cash outflow associated with the special charges is expected to be $21.5 million, of which $10.8 million has been paid as of June 30, 2010, $5.4 million is expected to be paid during the remainder of 2010, $4.9 million is expected to be paid in 2011, and the balance of $0.4 million is expected to be paid in 2012 and 2013.

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

Unallocated corporate expenses

Unallocated corporate expenses decreased $1.6 million, or 4.1%, to $38.8 million for the six months ended June 30, 2010, from $40.4 million for the six months ended June 30, 2009. Excluding the impact of special charges of $5.1 million, unallocated corporate expenses for the six months ended June 30, 2010 would have decreased $6.7 million, or 16.7%, to $33.7 million for the six months ended June 30, 2010 from $40.4 million for the six months ended June 30, 2009, primarily due to lower performance based compensation costs.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $0.8 million to $2.2 million for the six months ended June 30, 2010 from $3.0 million for the six months ended June 30, 2009. The decrease is primarily due to a $0.3 million decrease in interest income in the current year quarter, a $0.3 million litigation settlement gain in the prior year and lower income from joint ventures accounted for as equity investments due to FTI’s acquisition of the balance of the ownership of its German joint venture in June 2009.

Interest expense

Interest expense increased $0.7 million to $22.7 million for the six months ended June 30, 2010 from $22.0 million for the six months ended June 30, 2009. The increase in interest expense is primarily driven by the cancellation of the Company’s interest rate swap contract in the second quarter of 2009.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate was 38.0% for the six months ended June 30, 2010 as compared to 39.0% for the six months ended June 30, 2009. The decrease in the rate is primarily related to the increased rate benefit from certain U.S. tax elections on foreign acquisitions as a result of a decrease in the estimated amount of consolidated earnings.

SEGMENT RESULTS

Adjusted Segment EBITDA

The following table reconciles segment operating income to adjusted segment EBITDA for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Segment operating income	$69,104	$92,012	$122,563	$172,394
Depreciation and amortization	6,312	5,550	12,638	10,993
Amortization of other intangible assets	5,852	6,149	11,943	12,199
Special charges	—	—	25,150	—

Total adjusted segment EBITDA	$81,268	$103,711	$172,294	$195,586

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Number of revenue-generating professionals:(1)
Corporate Finance/Restructuring	683	736	683	736
Forensic and Litigation Consulting	784	704	784	704
Economic Consulting	286	290	286	290
Technology	234	262	234	262
Strategic Communications	561	580	561	580

Total revenue-generating professionals	2,548	2,572	2,548	2,572

Utilization rates of billable professionals:(2)
Corporate Finance/Restructuring	65%	76%	67%	80%
Forensic and Litigation Consulting	74%	76%	76%	79%
Economic Consulting	77%	75%	80%	76%

Average billable rate per hour:(3)
Corporate Finance/Restructuring	$438	$437	$448	$425
Forensic and Litigation Consulting	337	325	330	324
Economic Consulting	472	456	470	455

(1)	Revenue generating professionals are reflected as of the end of the applicable period.

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except rate per hour)
Revenues	$111,095	$133,970	$228,562	$261,512

Operating expenses:
Direct cost of revenues	69,720	70,931	135,888	140,655
Selling, general and administrative expenses	16,325	16,409	33,899	34,270
Special charges	—	—	6,589	—
Amortization of other intangible assets	1,483	1,588	2,975	3,170

	87,528	88,928	179,351	178,095

Segment operating income	23,567	45,042	49,211	83,417
Add back: depreciation and amortization of intangible assets	2,410	2,403	4,896	4,749
Add back: special charges	—	—	6,589	—

Adjusted segment EBITDA	$25,977	$47,445	$60,696	$88,166

Gross profit(1)	$41,375	$63,039	$92,674	$120,857
Gross profit margin(2)	37.2%	47.1%	40.5%	46.2%
Adjusted segment EBITDA as a percent of revenues	23.4%	35.4%	26.6%	33.7%
Number of revenue generating professionals (at period end)	683	736	683	736
Utilization rates of billable professionals	65%	76%	67%	80%
Average billable rate per hour	$438	$437	$448	$425

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues decreased $22.9 million, or 17.1%, to $111.1 million for the three months ended June 30, 2010 from $134.0 million for the three months ended June 30, 2009. Excluding the positive impact of foreign currency translation, primarily due to the strengthening of the Canadian dollar relative to the U.S. dollar, the decrease in revenue would have been approximately 18.0%. The decline in revenue is due to a decrease in consulting hours relative to 2009 as demand for bankruptcy, restructuring and transaction advisory services declined. Lower demand resulted in a decrease in utilization to 65% in the three months ended June 30, 2010 from 76% for the three months ended June 30, 2009.

Gross profit decreased $21.6 million, or 34.4%, to $41.4 million for the three months ended June 30, 2010 from $63.0 million for the three months ended June 30, 2009. Gross profit margin decreased 9.9 percentage points to 37.2% for the three months ended June 30, 2010 from 47.1% for the three months ended June 30, 2009. The lower gross profit margin is primarily due to lower utilization and $1.5 million in severance expense recorded in the second quarter of 2010. The severance expense was related to an additional reduction of approximately 54 employees to address the continued decrease in utilization. The number of revenue generating professionals at June 30, 2010 does not reflect the total impact of second quarter staff reductions because 44 revenue generating professionals given notification in the second quarter will not separate from the company until the third quarter of 2010.

SG&A expense decreased $0.1 million to $16.3 million for the three months ended June 30, 2010 from $16.4 million for the three months ended June 30, 2009. As a percentage of revenues, SG&A expense was 14.7% of revenue for the three months ended June 30, 2010, up from 12.2% in 2009 primarily due to lower revenue in the current quarter. The decrease in SG&A expense in 2010 was primarily due to lower bad debt expense and recruiting costs partially offset by higher marketing/business development expenses and allocations of corporate costs incurred in direct support of segment operations.

Amortization of other intangible assets decreased slightly to $1.5 million for the three months ended June 30, 2010 from $1.6 million for the three months ended June 30, 2009.

Adjusted segment EBITDA decreased $21.4 million, or 45.2%, to $26.0 million for the three months ended June 30, 2010 from $47.4 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues decreased $32.9 million, or 12.6%, to $228.6 million for the six months ended June 30, 2010 from $261.5 million for the six months ended June 30, 2009. Excluding the positive impact of foreign currency translation, primarily due to the strengthening of the Canadian dollar and the British pound relative to the U.S. dollar, the decrease in revenue would have been approximately 13.9%. The decline in revenue is primarily due to a decrease in consulting hours relative to 2009 as demand for bankruptcy, restructuring and transaction advisory services declined. Lower demand resulted in a decrease in utilization to 67% for the six months ended June 30, 2010 from 80% for the six months ended June 30, 2009.

Gross profit decreased $28.2 million, or 23.3%, to $92.7 million for the six months ended June 30, 2010 from $120.9 million for the six months ended June 30, 2009. Gross profit margin decreased 5.7 percentage points to 40.5% for the six months ended June 30, 2010 from 46.2% for the six months ended June 30, 2009. The lower gross profit margins are primarily due to lower utilization and severance expense as a result of additional staff reductions made in the second quarter of 2010, partially offset by decreased low margin pass through revenue in 2010. Staff reductions in the second quarter of 2010 were made to address the continued decrease in utilization.

SG&A expense decreased $0.4 million to $33.9 million for the six months ended June 30, 2010 from $34.3 million for the six months ended June 30, 2009. As a percentage of revenues, SG&A expense was 14.8% of revenue for the six months ended June 30, 2010, up from 13.1% in 2009 primarily due to lower revenue. The decrease in SG&A expense in 2010 was primarily due to lower bad debt expense and recruiting costs partially offset by higher marketing/business development expenses and allocations of corporate costs incurred in direct support of segment operations. Bad debt expense was 0.1% and 1.3% of revenue for the six months ended June 30, 2010 and 2009, respectively. The improvement in bad debt expense as a percentage of revenue was primarily driven by favorable resolution or collections on previously reserved items.

Amortization of other intangible assets decreased to $3.0 million for the six months ended June 30, 2010 from $3.2 million for the six months ended June 30, 2009.

Adjusted segment EBITDA decreased $27.5 million, or 31.2%, to $60.7 million for the six months ended June 30, 2010 from $88.2 million for the six months ended June 30, 2009.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except rate per hour)
Revenues	$80,754	$76,346	$159,432	$154,720

Operating expenses:
Direct cost of revenues	47,330	41,245	93,153	84,466
Selling, general and administrative expenses	14,921	14,916	28,821	28,788
Special charges	—	—	5,560	—
Amortization of other intangible assets	966	613	1,961	1,297

	63,217	56,774	129,495	114,551

Segment operating income	17,537	19,572	29,937	40,169
Add back: depreciation and amortization of intangible assets	1,809	1,284	3,633	2,628
Add back: special charges	—	—	5,560	—

Adjusted segment EBITDA	$19,346	$20,856	$39,130	$42,797

Gross profit(1)	$33,424	$35,101	$66,279	$70,254
Gross profit margin(2)	41.4%	46.0%	41.6%	45.4%
Adjusted segment EBITDA as a percent of revenues	24.0%	27.3%	24.5%	27.7%
Number of revenue generating professionals (at period end)	784	704	784	704
Utilization rates of billable professionals(3)	74%	76%	76%	79%
Average billable rate per hour(3)	$337	$325	$330	$324

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	The calculation for utilization and average billable rate per hour excludes the impact of foreign offices and certain revenue billed on other than a time and materials basis.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues increased $4.5 million, or 5.8%, to $80.8 million for the three months ended June 30, 2010 from $76.3 million for the three months ended June 30, 2009. Revenue growth from an acquisition in Hong Kong in April of 2010 was approximately $0.5 million, or 0.7%, and organic revenue growth was approximately $3.9 million, or 5.1%. The increase in organic revenue was attributed to an increase in both consulting hours and average bill rates in our North America consulting practice and growth in our international risk and investigations and data analytics practices.

Gross profit declined by $1.7 million, or 4.8%, to $33.4 million for the three months ended June 30, 2010 from $35.1 million for the three months ended June 30, 2009. Gross profit margin decreased by 4.6 percentage points to 41.4% for the three months ended June 30, 2010 from 46.0% for the three months ended June 30, 2009. The gross profit margin decline was primarily driven by higher personnel and benefit costs relative to revenues due to investments in certain key practices.

SG&A expense for the three months ended June 30, 2010 of $14.9 million was flat compared to prior year. As a percentage of revenues, SG&A expense was 18.5% of revenue for the three months ended June 30, 2010, down from 19.5% in 2009. Lower bad debt expense was offset by higher internal allocations of corporate costs incurred in direct support of segment operations. Bad debt expense was 1.1% of revenues for the three months ended June 30, 2010 versus 2.4% for the three months ended June 30, 2009.

Amortization of other intangible assets increased by $0.4 million to $1.0 million for the three months ended June 30, 2010 from $0.6 million for the three months ended June 30, 2009.

Adjusted segment EBITDA decreased by $1.6 million, or 7.2%, to $19.3 million for the three months ended June 30, 2010 from $20.9 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues increased $4.7 million, or 3.0%, to $159.4 million for the six months ended June 30, 2010 from $154.7 million for the six months ended June 30, 2009. Revenue growth from an acquisition in Hong Kong was approximately $0.5 million, or 0.3%, and organic revenue growth was approximately $4.2 million, or 2.7%. Excluding the positive impact of foreign currency translation, which was primarily due to the strengthening of the Brazilian real and British pound relative to the U.S. dollar, organic revenue growth was approximately 2.2%. The increase in organic revenue was attributed to an increase in both consulting hours and the average bill rates in our North America consulting practice and growth in our international risk and investigations and data analytics practices.

Gross profit declined by $4.0 million, or 5.7%, to $66.3 million for the six months ended June 30, 2010 from $70.3 million for the six months ended June 30, 2009. Gross profit margin decreased by 3.8 percentage points to 41.6% for the six months ended June 30, 2010 from 45.4% for the six months ended June 30, 2009. The gross profit margin decline was primarily due to lower utilization on a higher cost base in the six months ended June 30, 2010.

SG&A expense for the six months ended June 30, 2010 of $28.8 million was flat compared to prior year. As a percentage of revenues, SG&A expense was 18.1% of revenue for the six months ended June 30, 2010, down from 18.6% in 2009. Lower bad debt expense was offset by higher internal allocations of corporate costs incurred in direct support of segment operations. Bad debt expense was 1.1% of revenues for the six months ended June 30, 2010 versus 2.0% for the six months ended June 30, 2009.

Amortization of other intangible assets increased by $0.7 million to $2.0 million for the six months ended June 30, 2010 from $1.3 million for the six months ended June 30, 2009.

Adjusted segment EBITDA decreased by $3.7 million, or 8.6%, to $39.1 million for the six months ended June 30, 2010 from $42.8 million for the six months ended June 30, 2009.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except rate per hour)
Revenues	$64,552	$57,123	$131,859	$111,959

Operating expenses:
Direct cost of revenues	44,398	38,542	89,267	75,304
Selling, general and administrative expenses	9,385	8,656	18,933	16,818
Special charges	—	—	6,814	—
Amortization of other intangible assets	310	552	620	1,097

	54,093	47,750	115,634	93,219

Segment operating income	10,459	9,373	16,225	18,740
Add back: depreciation and amortization of intangible assets	994	972	1,934	1,924
Add back: special charges	—	—	6,814	—

Adjusted segment EBITDA	$11,453	$10,345	$24,973	$20,664

Gross profit(1)	$20,154	$18,581	$42,592	$36,655
Gross profit margin(2)	31.2%	32.5%	32.3%	32.7%
Adjusted segment EBITDA as a percent of revenues	17.7%	18.1%	18.9%	18.5%
Number of revenue generating professionals (at period end)	286	290	286	290
Utilization rates of billable professionals	77%	75%	80%	76%
Average billable rate per hour	$472	$456	$470	$455

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues increased by $7.5 million, or 13.0%, to $64.6 million for the three months ended June 30, 2010 from $57.1 million for the three months ended June 30, 2009. Revenue growth for the three months ended June 30, 2010 was due to an increase in both consulting hours and bill rates from financial economics consulting relative to the prior year. In addition, revenue from our European practice increased approximately $2.3 million versus the prior year.

Gross profit increased by $1.6 million, or 8.5%, to $20.2 million for the three months ended June 30, 2010 from $18.6 million for the three months ended June 30, 2009. Gross profit margin decreased to 31.2% for the three months ended June 30, 2010 from 32.5% for the three months ended June 30, 2009. Our new European and Canadian practices continue to create margin compression relative to 2009 as operations have not yet reached the scale at which revenues and staff leverage will offset fixed costs paid to higher salaried senior hires.

SG&A expense increased by $0.7 million, or 8.4%, to $9.4 million for the three months ended June 30, 2010 from $8.7 million for the three months ended June 30, 2009. As a percentage of revenues, SG&A expense was 14.5% for the three months ended June 30, 2010 versus 15.2% for the three months ended June 30, 2009. The increase in SG&A expense in 2010 was primarily due to higher overhead cost to support operations partially offset by lower bad debt expense. Bad debt expense was 1.8% of revenue for the three months ended June 30, 2010 versus 2.2% of revenue for the three months ended June 30, 2009.

Amortization of other intangible assets decreased to $0.3 million for the three months ended June 30, 2010 from $0.6 million for the three months ended June 30, 2009.

Adjusted segment EBITDA increased by $1.2 million, or 10.7%, to $11.5 million for the three months ended June 30, 2010 from $10.3 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues increased by $19.9 million, or 17.8%, to $131.9 million for the six months ended June 30, 2010 from $112.0 million for the six months ended June 30, 2009. Revenue growth for the six months ended June 30, 2010 was primarily related to an increase in both consulting hours and bill rates from financial economics consulting relative to prior year. In addition, revenue from our European practice increased approximately $5.7 million versus the prior year.

Gross profit increased by $5.9 million, or 16.2%, to $42.6 million for the six months ended June 30, 2010 from $36.7 million for the six months ended June 30, 2009. Gross profit margin decreased to 32.3% for the six months ended June 30, 2010 from 32.7% for the six months ended June 30, 2009. The gross profit margin in 2010 benefitted from a favorable impact from variable share-based compensation expense. However, our European and Canadian practices continue to create margin compression relative to 2009 as operations have not yet reached the scale at which revenues and staff leverage will offset fixed costs paid to higher salaried senior hires.

SG&A expense increased by $2.1 million, or 12.6%, to $18.9 million for the six months ended June 30, 2010 from $16.8 million for the six months ended June 30, 2009. As a percentage of revenues, SG&A expense was 14.4% for the six months ended June 30, 2010 versus 15.0% for the six months ended June 30, 2009. The increase in SG&A expense in 2010 was primarily due to higher professional service and legal fees, an increase in expenses such as rent and other occupancy costs associated with new offices that opened in the second quarter of 2009 and higher internal allocations of corporate costs incurred in direct support of segment operations. Bad debt expense was 1.9% of revenue for the six months ended June 30, 2010 versus 2.3% of revenue for the six months ended June 30, 2009.

Amortization of other intangible assets decreased to $0.6 million for the six months ended June 30, 2010 from $1.1 million for the six months ended June 30, 2009.

Adjusted segment EBITDA increased by $4.3 million, or 20.9%, to $25.0 million for the six months ended June 30, 2010 from $20.7 million for the six months ended June 30, 2009.

TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenues	$42,791	$48,536	$86,164	$92,859

Operating expenses:
Direct cost of revenues	17,094	15,545	30,975	31,215
Selling, general and administrative expenses	12,873	16,651	28,154	35,066
Special charges	—	—	4,927	—
Amortization of other intangible assets	1,833	2,057	3,815	4,128

	31,800	34,253	67,871	70,409

Segment operating income	10,991	14,283	18,293	22,450
Add back: depreciation and amortization of intangible assets	4,866	4,903	9,898	9,834
Add back: special charges	—	—	4,927	—

Adjusted segment EBITDA	$15,857	$19,186	$33,118	$32,284

Gross profit(1)	$25,697	$32,991	$55,189	$61,644
Gross profit margin(2)	60.1%	68.0%	64.1%	66.4%
Adjusted segment EBITDA as a percent of revenues	37.1%	39.5%	38.4%	34.8%
Number of revenue generating professionals (at period end)(3)	234	262	234	262

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes both customer contact and support staff considered to be a direct cost of revenue

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues decreased by $5.7 million, or 11.8%, to $42.8 million for the three months ended June 30, 2010 from $48.5 million for the three months ended June 30, 2009. The decrease in revenue is due to lower unit based revenues and a decline in revenue from our channel partners, partially offset by an increase in revenue from our Acuity™ product offering, higher consulting revenue and an increase in pass through revenue. Unit based revenues have declined despite higher volumes due to competitive pricing pressures which have lowered per unit pricing. Consulting revenue has increased due to favorable bill rates relative to 2009 primarily due to the addition of a large complex litigation engagement in 2010.

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

Gross profit decreased by $7.3 million, or 22.1%, to $25.7 million for the three months ended June 30, 2010 from $33.0 million for the three months ended June 30, 2009. Gross profit margin decreased to 60.1% for the three months ended June 30, 2010 from 68.0% for the three months ended June 30, 2009. The decline in gross profit margin is due to a change in the mix of revenue relative to 2009 with high margin unit based and channel partner revenue comprising a lower percentage of the revenue in 2010. Lower unit based pricing due to competitive pressures more than offset the impact of higher consulting pricing. Margin compression is also due to an increase in pass through revenue in 2010 relative to the prior year.

SG&A expense decreased by $3.8 million, or 22.7%, to $12.9 million for the three months ended June 30, 2010 from $16.7 million for the three months ended June 30, 2009. As a percentage of revenues, SG&A expense was 30.1% for the three months ended June 30, 2010, versus 34.3% for the three months ended June 30, 2009. The decrease in SG&A expense is primarily due to lower staff and staff related expenses and a decrease in bad debt expense. Research and development expense in the second quarter of 2010 was $5.3 million, flat compared to the second quarter of 2009. We had net recoveries of bad debt of $1.2 million for the three months ended June 30, 2010 compared to bad debt expense of $0.5 million or 1.1% of revenues for the three months ended June 30, 2009. The improvement in bad debt expense as a percentage of revenue was primarily driven by favorable resolution or collections on previously reserved items.

Amortization of other intangible assets was slightly lower than the prior year at $1.8 million for the three months ended June 30, 2010 versus $2.1 million for the three months ended June 30, 2009.

Adjusted segment EBITDA decreased $3.3 million, or 17.4%, to $15.9 million for the three months ended June 30, 2010 from $19.2 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues decreased by $6.7 million, or 7.2%, to $86.2 million for the six months ended June 30, 2010 from $92.9 million for the six months ended June 30, 2009. Increased revenues from our AcuityTM product offering, combined with increased pass through revenues, were more than offset by decreased channel partner revenue, lower unit based revenue and a decline in consulting revenue versus the prior year. Channel partner revenues have declined due to a lower volume of business. Unit based revenues have decreased due to lower pricing which more than offset the positive impact of higher volumes driven by a large bankruptcy matter. Consulting revenues have decreased as lower hours offset higher bill rates.

Gross profit decreased by $6.4 million, or 10.5%, to $55.2 million for the six months ended June 30, 2010 from $61.6 million for the six months ended June 30, 2009. Gross profit margin decreased to 64.1% for the six months ended June 30, 2010 from 66.4% for the six months ended June 30, 2009. The decline in gross profit margin is due to a change in the mix of revenue relative to 2009, with a lower proportion of revenue from high-margin unit based and channel partner revenue. Margin compression is also due to an increase in pass through revenue in 2010 relative to the prior year.

SG&A expense decreased by $6.9 million, or 19.7%, to $28.2 million for the six months ended June 30, 2010 from $35.1 million for the six months ended June 30, 2009. As a percentage of revenues, SG&A expense was 32.7% for the six months ended June 30, 2010, versus 37.8% for the six months ended June 30, 2009. The decrease in SG&A expense is primarily due to lower staff and staff related expenses, increased capitalization for certain R&D software development costs and a decrease in bad debt expense. Research and development expense for the six months ended June 30, 2010 was $10.7 million, unchanged from the prior year. We had net recoveries of bad debt of $0.9 million for the six months ended June 30, 2010 compared to bad debt expense of $1.7 million or 1.8% of revenues for the six months ended June 30, 2009. The improvement in bad debt expense as a percentage of revenue was primarily driven by favorable resolution or collections on previously reserved items.

Amortization of other intangible assets was slightly lower than the prior year at $3.8 million for the six months ended June 30, 2010 versus $4.1 million for the six months ended June 30, 2009.

Adjusted segment EBITDA increased $0.8 million, or 2.6%, to $33.1 million for the six months ended June 30, 2010 from $32.3 million for the six months ended June 30, 2009.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenues	$49,841	$44,550	$93,056	$87,321

Operating expenses:
Direct cost of revenues	30,489	27,918	57,208	54,953
Selling, general and administrative expenses	11,542	11,551	23,119	22,243
Special charges	—	—	1,260	—
Amortization of other intangible assets	1,260	1,339	2,572	2,507

	43,291	40,808	84,159	79,703

Segment operating income	6,550	3,742	8,897	7,618
Add back: depreciation and amortization of intangible assets	2,085	2,137	4,220	4,057
Add back: special charges	—	—	1,260	—

Adjusted segment EBITDA	$8,635	$5,879	$14,377	$11,675

Gross profit(1)	$19,352	$16,632	$35,848	$32,368
Gross profit margin(2)	38.8%	37.3%	38.5%	37.1%
Adjusted segment EBITDA as a percent of revenues	17.3%	13.2%	15.4%	13.4%
Number of revenue generating professionals (at period end)	561	580	561	580

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues increased by $5.2 million, or 11.9%, to $49.8 million for the three months ended June 30, 2010 from $44.6 million for the three months ended June 30, 2009. Revenue growth from acquiring the balance of ownership of the German joint venture in June 2009 was approximately $1.2 million, or 2.8%, and organic revenue growth was approximately $4.1 million, or 9.1%. Excluding the positive impact of foreign currency translation, which was primarily due to the strengthening of the Australian dollar relative to the U.S. dollar, organic revenue growth was approximately 8.7%. The increase in organic revenues is primarily due to higher project based revenues including two large crisis communications engagements.

Gross profit increased by $2.8 million, or 16.4%, to $19.4 million for the three months ended June 30, 2010 from $16.6 million for the three months ended June 30, 2009. Gross profit margin increased to 38.8% for the three months ended June 30, 2010 from 37.3% for the three months ended June 30, 2009. The primary driver of the increase in gross profit margin is higher revenue on a stable cost base as compared to 2009.

SG&A expense for the three months ended June 30, 2010 remained level with the prior year at $11.5 million. As a percentage of revenues, SG&A expense was 23.2% for the three months ended June 30, 2010, a decrease from 25.9% for the three months ended June 30, 2009. A decline in bad debt expense was offset by the operating SG&A costs associated with the German joint venture acquisition. Bad debt expense was 1.2% of revenues for the three months ended June 30, 2010 versus 2.0% of revenues for the three months ended June 30, 2009.

Amortization of other intangible assets for the three months ended June 30, 2010 of $1.3 million remains flat compared to prior year amortization.

Adjusted segment EBITDA increased by $2.7 million, or 46.9%, to $8.6 million for the three months ended June 30, 2010 from $5.9 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues increased by $5.8 million, or 6.6%, to $93.1 million for the six months ended June 30, 2010 from $87.3 million for the six months ended June 30, 2009. Revenue growth from acquiring the balance of ownership of the German joint venture in June 2009 was approximately $2.0 million, or 2.3%, and organic revenue growth was approximately $3.7 million, or 4.3%. Excluding the positive impact of foreign currency translation, which was primarily due to the strengthening of the Australian dollar and British pound relative to the U.S. dollar, organic revenue growth was approximately 0.5%.

Gross profit increased by $3.4 million, or 10.8%, to $35.8 million for the six months ended June 30, 2010 from $32.4 million for the six months ended June 30, 2009. Gross profit margin increased to 38.5% for the six months ended June 30, 2010 from 37.1% for the six months ended June 30, 2009. The primary driver of the increase in gross profit margin is higher revenue on a stable cost base and lower pass through revenue in 2010.

SG&A expense increased by $0.9 million, or 3.9%, to $23.1 million for the six months ended June 30, 2010 from $22.2 million for the six months ended June 30, 2009. As a percentage of revenues, SG&A expense was 24.8% for the six months ended June 30, 2010, a decrease from 25.5% for the six months ended June 30, 2009. The primary drivers of the increase in SG&A expense was the negative impact of foreign currency translation and the operating costs associated with the German joint venture acquisition, partially offset by lower bad debt expense. Bad debt expense was 1.2% of revenues for the six months ended June 30, 2010 versus 1.6% of revenues for the six months ended June 30, 2009.

Amortization of other intangible assets for the six months ended June 30, 2010 of $2.6 million was up $0.1 million compared to prior year amortization.

Adjusted segment EBITDA decreased by $2.7 million, or 23.1%, to $14.4 million for the six months ended June 30, 2010 from $11.7 million for the six months ended June 30, 2009.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Net cash provided by operating activities	$21,955	$43,680
Net cash used in investing activities	(19,941)	(45,960)
Net cash provided by financing activities	4,837	17,596

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

Cash provided by operating activities decreased by $21.7 million, or 49.7%, to $22.0 million for the six months ended June 30, 2010 from $43.7 million for the six months ended June 30, 2009. This decrease was primarily attributable to $10.8 million in cash outflows related to the realignment of our workforce and the consolidation of four office locations as discussed under “special charges” and an increase in cash payments for employee related incentive, forgivable loan and retention payments in 2010.

Net cash used in investing activities for the six months ended June 30, 2010 was $19.9 million as compared to $46.0 million for the six months ended June 30, 2009. The favorable change in cash used in investing activities was primarily due to $15.0 million in proceeds from the maturity of a short-term investment in the first quarter of 2010 and lower contingent acquisition payments made during the six months ended June 30, 2010. Contingent acquisition payments were $17.6 million in the six months ended June 30, 2010 versus $31.6 million in the six months ended June 30, 2009.

Capital expenditures were $11.6 million for the six months ended June 30, 2010 as compared to $11.7 million for the six months ended June 30, 2009. Capital expenditures in both 2010 and 2009 primarily related to leasehold improvements and the purchase of data processing equipment.

Cash provided by financing activities for the six months ended June 30, 2010 was $4.8 million as compared to $17.6 million for the six months ended June 30, 2009. Our financing activities for the six months ended June 30, 2010 included $4.2 million received from the issuance of common stock under equity compensation plans. Our financing activities for the six months ended June 30, 2009 included $13.1 million received from the issuance of common stock under equity compensation plans.

Capital Resources

As of June 30, 2010, our capital resources included $123.3 million of cash and cash equivalents and available borrowing capacity of $171.2 million under a $175 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of June 30, 2010, we had no outstanding indebtedness under our revolving line of credit, however, $3.8 million of outstanding letters of credit reduced the availability of borrowings under that line of credit. We use letters of credit primarily in lieu of security deposits for our office facilities.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under our senior managing director incentive compensation program;

•	discretionary funding of our stock repurchase program;

•	potential earn-out obligations and stock floor guarantees related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our business.

We currently anticipate capital expenditures will range between $25 million to $30 million to support our organization during 2010, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price is in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the seller based upon the outcome of future financial targets that the seller contemplates in its valuation. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse.

In connection with our required adoption of the new accounting principles for business combinations, contingent purchase price obligations included in business combinations consummated subsequent to December 31, 2008 are recorded as liabilities on our consolidated balance sheet and re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent purchase price obligations accounted for under the new accounting principles for business combinations are $0.5 million at June 30, 2010.

Holders of our 3 3 /4% senior subordinated convertible notes (“Convertible Notes”) may convert them only under certain circumstances, including certain stock price related conversion contingencies. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion of the Convertible Notes will be paid either in cash, shares of our common stock or a combination of cash and shares of our common stock at our option. The “conversion value” of each note is the average closing price of our shares over the “conversion reference period,” as defined in the indenture, multiplied by the initial conversion rate of 31.998 shares of our common stock for each $1,000 principal amount of the notes, subject to adjustment upon specified events.

The Convertible Notes are currently convertible at the option of the holders through October 15, 2010 as provided in the indenture covering the notes. The notes are convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 trading days in the 30 consecutive trading day period ended July 15, 2010.

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

The Convertible Notes are registered securities. As of June 21, 2010, the date of the last trade prior to June 30, 2010, the Convertible Notes had a market price of $1,430 per $1,000 principal amount of Convertible

Notes, compared to an estimated conversion value of approximately $1,423 per $1,000 principal amount of Convertible Notes. Because the Convertible Notes have historically traded at market prices above the estimated conversion values, we do not anticipate holders will elect to convert their Convertible Notes in the near future unless the value ratio should change. However, we believe we have adequate capital resources to fund potential conversions.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving special purpose entities.

Future Contractual Obligations

There have been no significant changes in our future contractual obligations since December 31, 2009.

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $171.2 million of availability under our revolving bank line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $123.3 million of cash and cash equivalents at June 30, 2010;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2010 of about $25 million to $30 million;

•	funds required to satisfy potential contingent payments and other obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the discretionary funding of our share repurchase program;

•	the funds required to satisfy conversion of the Convertible Notes; and

•	other known future contractual obligations.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our revolving bank line of credit, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected changes in significant numbers of employees. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now reasonably anticipated, or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical and may appear under the headings “Part 1—Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010, and the other documents we file with the SEC. When used in this quarterly report, words such as estimates, expects, anticipates, projects, plans, intends, believes, or forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

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

Equity Price Sensitivity

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. The following table details by year the cash outflows that would result from the price protection payments if, on the applicable determination dates, our common stock price was at, 20% above, 20% below or 30% below our closing common stock price on June 30, 2010 of $43.59 per share.

	Remainder of 2010	2011	2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $43.59 at June 30, 2010	$260	$5,284	$2,996	$3,429	$11,969
20% increase in share price	86	3,496	1,936	1,967	7,485
20% decrease in share price	433	7,072	4,057	4,891	16,453
30% decrease in share price	519	7,966	4,587	5,622	18,694

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in any risk factor previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the second quarter ended June 30, 2010 (in thousands, except per share amounts).

	Total Number of Shares Purchased(1)	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program(2)
April 1 through April 30, 2010	12	$41.39	—	$250,000
May 1 through May 31, 2010	4	$41.56	—	$250,000
June 1 through June 30, 2010	1	$43.81	—	$250,000

Total	17		—

(1)	Represents 16,931 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)

On November 4, 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million and terminated the $50.0 million stock repurchase program authorized in February 2009. As of June 30, 2010, a balance of $250.0 million remains available under the program to fund stock repurchases by the Company. In July 2010, we repurchased and retired 336 thousand shares of common stock using $11.1 million in cash on hand.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated December 18, 2008. (Filed with the SEC on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to the By-Laws of FTI Consulting, Inc. dated February 25, 2009. (Filed with the SEC on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

10.1*	The FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated as of June 2, 2010). (Filed as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2010 and incorporated herein by reference.)

10.2*	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the SEC on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.3*	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the SEC on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.4*	Amendment No. 2 dated as of June 2, 2010 to Employment Agreement dated as of November 1, 2005, as amended, by and between FTI Consulting, Inc. and Dominic DiNapoli. (Filed with the SEC on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.5*	Amendment dated June 2, 2010 to Offer Letter dated May 17, 2005 to David G. Bannister. (Filed with the SEC on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.6*	Amendment dated June 2, 2010 to Employment Letter dated December 31, 2008 to Roger D. Carlile. (Filed with the SEC on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.7†*	Second Amended Offer Letter dated June 2, 2010 to Eric B. Miller.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Number	Exhibit Description

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended June 30, 2010, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management or Director contract or compensatory plan or arrangement.
†	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010

FTI CONSULTING, INC.

By	/s/ CATHERINE M. FREEMAN
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)