Form 10-Q
period 2010-09-30
FTI CONSULTING INC
filed 2010-11-05
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2010
Common stock, par value $0.01 per share	46,441,755

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$331,182	$118,872
Restricted cash	8,632	—
Accounts receivable:
Billed receivables	263,374	241,911
Unbilled receivables	148,248	104,959
Allowance for doubtful accounts and unbilled services	(65,306)	(59,328)

Accounts receivable, net	346,316	287,542
Current portion of notes receivable	27,267	20,853
Prepaid expenses and other current assets	27,979	45,157
Income taxes receivable	21,138	7,015
Deferred income taxes	4,657	20,476

Total current assets	767,171	499,915
Property and equipment, net of accumulated depreciation	74,020	80,678
Goodwill	1,253,798	1,195,949
Other intangible assets, net of amortization	164,896	175,962
Notes receivable, net of current portion	84,826	69,213
Other assets	58,832	55,621

Total assets	$2,403,543	$2,077,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$69,423	$81,193
Accrued compensation	128,580	152,807
Current portion of long-term debt and capital lease obligations	166,309	138,101
Billings in excess of services provided	29,907	34,101

Total current liabilities	394,219	406,202
Long-term debt and capital lease obligations, net of current portion	644,376	417,397
Deferred income taxes	117,328	95,704
Other liabilities	79,331	53,821

Total liabilities	1,235,254	973,124

Commitments and contingent liabilities (notes 8, 10 and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—46,427 (2010) and 46,985 (2009)	464	470
Additional paid-in capital	539,631	535,754
Retained earnings	676,743	615,529
Accumulated other comprehensive loss	(48,549)	(47,539)

Total stockholders’ equity	1,168,289	1,104,214

Total liabilities and stockholders’ equity	$2,403,543	$2,077,338

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$346,140	$348,637	$1,045,213	$1,057,008

Operating expenses
Direct cost of revenues	204,095	193,204	610,586	579,797
Selling, general and administrative expense	85,796	84,976	252,399	262,571
Special charges	—	—	30,245	—
Amortization of other intangible assets	6,286	6,171	18,229	18,370

	296,177	284,351	911,459	860,738

Operating income	49,963	64,286	133,754	196,270

Other income (expense)
Interest income and other	2,527	3,330	4,740	6,335
Interest expense	(11,904)	(11,434)	(34,600)	(33,477)
Loss on early extinguishment of debt	(5,161)	—	(5,161)	—

	(14,538)	(8,104)	(35,021)	(27,142)

Income before income tax provision	35,425	56,182	98,733	169,128
Income tax provision	13,462	18,626	37,519	62,675

Net income	$21,963	$37,556	$61,214	$106,453

Earnings per common share—basic	$0.48	$0.74	$1.34	$2.11

Earnings per common share—diluted	$0.47	$0.70	$1.28	$1.99

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance January 1, 2010	46,985	$470	$535,754	$615,529	$(47,539)	$1,104,214
Comprehensive income:
Cumulative translation adjustment, including income tax benefit of $717	—	—	—	—	(1,010)	(1,010)
Net income	—	—	—	61,214	—	61,214

Total comprehensive income						60,204
Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share-based awards of $767	299	3	8,289	—	—	8,292
Restricted share grants, less net settled shares of 73	486	5	(2,926)	—	—	(2,921)
Stock units issued under incentive compensation plan	—	—	6,531	—	—	6,531
Business combinations	—	—	(2,931)	—	—	(2,931)
Purchase and retirement of common stock	(1,343)	(14)	(26,124)	—	—	(26,138)
Share-based compensation	—	—	21,038	—	—	21,038

Balance September 30, 2010	46,427	$464	$539,631	$676,743	$(48,549)	$1,168,289

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$61,214	$106,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,138	21,523
Amortization of other intangible assets	18,229	18,370
Provision for doubtful accounts	7,179	15,040
Non-cash share-based compensation	19,837	18,439
Excess tax benefits from share-based compensation	(761)	(3,647)
Non-cash interest expense	10,132	5,449
Other	633	(1,801)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(34,845)	(30,120)
Notes receivable	(21,685)	(19,638)
Prepaid expenses and other assets	1,994	3,451
Accounts payable, accrued expenses and other	9,120	(16,218)
Income taxes	9,041	30,761
Accrued compensation	(4,188)	18,017
Billings in excess of services provided	(4,172)	(2,535)

Net cash provided by operating activities	95,866	163,544

Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(60,273)	(38,152)
Purchases of property and equipment	(14,833)	(17,975)
Purchases of short-term investments	—	(35,717)
Proceeds from maturity of short-term investment	15,000	—
Other	(467)	303

Net cash used in investing activities	(60,573)	(91,541)

Financing activities
Borrowings under revolving line of credit	20,000	—
Payments of revolving line of credit	(20,000)	—
Payments of long-term debt and capital lease obligations	(190,452)	(13,459)
Issuance of debt securities, net	391,647	—
Payments of debt financing fees	(2,843)	—
Cash received for settlement of interest rate swaps	—	2,288
Purchase and retirement of common stock	(26,138)	—
Net issuance of common stock under equity compensation plans	4,604	15,671
Excess of tax benefits from share-based compensation	761	3,647
Other	442	(4)

Net cash provided by financing activities	178,021	8,143

Effect of exchange rate changes on cash and cash equivalents	(1,004)	5,981

Net increase in cash and cash equivalents	212,310	86,127
Cash and cash equivalents, beginning of period	118,872	191,842

Cash and cash equivalents, end of period	$331,182	$277,969

Supplemental cash flow disclosures
Cash paid for interest	$34,504	$30,692
Cash paid for income taxes, net of refunds	28,124	31,913
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	—	707
Issuance of notes payable to acquire businesses	39,772	12,789
Issuance of stock units under incentive compensation plans	6,531	5,308

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

2. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, and shares issuable upon conversion of our 3 3/4% senior subordinated convertible notes (“Convertible Notes”) assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during the period, each using the treasury stock method. The conversion feature of our Convertible Notes had a dilutive effect on our earnings per share for the periods presented below because the average closing price per share of our common stock for such periods was above the conversion price of the Convertible Notes of $31.25 per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator—basic and diluted
Net income	$21,963	$37,556	$61,214	$106,453

Denominator
Weighted average number of common shares outstanding—basic	45,471	50,696	45,708	50,419
Effect of dilutive stock options	737	1,196	882	1,202
Effect of dilutive convertible notes	449	1,689	950	1,665
Effect of dilutive restricted shares	151	315	186	298

Weighted average number of common shares outstanding—diluted	46,808	53,896	47,726	53,584

Earnings per common share—basic	$0.48	$0.74	$1.34	$2.11

Earnings per common share—diluted	$0.47	$0.70	$1.28	$1.99

Antidilutive stock options and restricted shares	2,059	1,221	1,671	1,081

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

3. Special Charges

During the quarter ended March 31, 2010, we recorded special charges totaling $30.2 million, primarily related to a realignment of our workforce and a consolidation of four office locations, of which $8.9 million was non-cash. The charges reflect actions we took to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support. The special charges consist of:

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

The total cash outflow associated with the special charges is expected to be $21.3 million, of which $13.5 million has been paid as of September 30, 2010, $2.7 million is expected to be paid during the remainder of 2010, $4.7 million is expected to be paid in 2011, and the balance of approximately $0.4 million is expected to be paid in 2012 and 2013. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets. Activity related to the liability for these costs for the nine months ended September 30, 2010 is as follows:

	Employee Termination Costs	Lease Termination Costs	Total
Balance at January 1, 2010	$—	$—	$—
Additions	13,135	8,617	21,752
Payments	(9,078)	(4,407)	(13,485)
Adjustments	(225)	(189)	(414)

Balance at September 30, 2010	$3,832	$4,021	$7,853

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

4. Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$21,963	$37,556	$61,214	$106,453
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	18,028	(7,186)	(1,010)	33,980
Unrealized loss on marketable securities	—	(10)	—	(10)

Comprehensive income	$39,991	$30,360	$60,204	$140,423

5. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income. The provision for doubtful accounts totaled $2.6 million and $7.2 million for the three and nine months ended September 30, 2010, respectively, and $2.8 million and $15.0 million for the three and nine months ended September 30, 2009, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $8.1 million and $18.8 million for the three and nine months ended September 30, 2010, respectively, and $5.3 million and $16.0 million for the three and nine months ended September 30, 2009, respectively. Research and development expense includes a charge of $2.8 million in the third quarter of 2010 related to the company’s decision to expense certain previously capitalized development efforts and prepaid software licensing costs for an offering that will be replaced with alternative technologies. Excluding this charge, research and development expense of $5.3 million and $16.0 million for the three and nine months ended September 30, 2010 remained flat compared to the prior year. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income.

7. Financial Instruments

Fair value of financial instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2010, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at September 30, 2010 was $869.8 million compared to a carrying value of $828.3 million. At December 31, 2009, the fair value of our long-term debt was $664.0 million compared to a carrying value of $572.7 million. We determined the fair value of our long-term debt primarily based on quoted market prices for our 7 5/8% senior notes due 2013, 7 3/4% senior notes due 2016, 6 3/4% senior notes due 2020 and Convertible Notes. The carrying value of long-term debt includes the $18.0 million equity component of our Convertible Notes which is recorded in “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

8. Acquisitions

During the third quarter of 2010, we completed an acquisition with operations in Hong Kong and other non-U.S. jurisdictions for our Corporate Finance/Restructuring segment. The initial acquisition price of $82.0 million consisted of approximately $20.2 million in cash paid at closing, $8.6 million in cash held in escrow, $35.0 million in loan notes to selling shareholders and contingent consideration with an estimated fair value of $18.2 million. The cash held in escrow is recorded as “Restricted cash” and the contingent consideration is recorded as “Accounts payable, accrued expenses and other” or “Other liabilities” on the Condensed Consolidated Balance Sheets based on the expected timing of the payments. The cash held in escrow is expected to become payable in the fourth quarter of 2010 upon final determination of the acquired working capital balance and the contingent consideration will become payable annually at December 31 of 2010 through 2015 if the acquired business achieves certain annual and cumulative financial performance measures based on EBITDA, and is subject to a $37.1 million cap. The accretion of the estimated $18.2 million fair value of the contingent consideration to the expected cash payments of $29.5 million is included within “Operating expenses” in the Condensed Consolidated Statements of Income.

As part of the purchase price allocation, we recorded $6.9 million in identifiable intangible assets and $42.5 million in goodwill. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations for the periods presented.

During the second quarter of 2010, we completed an acquisition with operations in Hong Kong for our Forensic and Litigation Consulting segment. The acquisition price of $2.8 million consisted of $2.3 million in cash paid at closing and contingent consideration with an estimated fair value of $0.5 million, which is recorded in “Other liabilities” on the Condensed Consolidated Balance Sheets. As part of the purchase price allocation, we recorded $0.2 million in identifiable intangible assets and $2.6 million in goodwill. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations for the periods presented.

Certain acquisition related restricted stock agreements entered into prior to January 1, 2009 contained stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During the nine months ended September 30, 2010, we paid $3.4 million in cash to the individuals or entities who received common stock consideration relating to three acquisitions in relation to price protection provision guarantees. Our remaining common stock price guarantee provisions have stock floor prices that range from $24.50 to $69.62 per share and have determination dates that range from 2011 to 2013.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the nine months ended September 30, 2010, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at January 1, 2010	$387,276	$194,229	$196,731	$118,011	$299,702	$1,195,949
Goodwill acquired during the year	42,461	2,598	—	—	—	45,059
Contingent consideration(a)	—	18	17	—	11,324	11,359
Foreign currency translation adjustment	324	(132)	—	(14)	1,253	1,431

Balance at September 30, 2010	$430,061	$196,713	$196,748	$117,997	$312,279	$1,253,798

(a)	Contingent consideration related to business combinations consummated prior to January 1, 2009.

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $6.3 million and $18.2 million for the three and nine months ended September 30, 2010, respectively, and $6.2 million and $18.4 million for the three and nine months ended September 30, 2009, respectively. Based solely on the amortizable intangible assets recorded as of September 30, 2010, we estimate amortization expense to be $5.9 million during the remainder of 2010, $22.8 million in 2011, $22.2 million in 2012, $19.2 million in 2013, $11.5 million in 2014, $10.5 million in 2015, and $47.1 million in years after 2015. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, or other factors.

		September 30, 2010		December 31, 2009
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	1 to 15	$149,996	$43,254	$144,048	$33,016
Non-competition agreements	1 to 10	19,713	11,024	18,268	8,788
Software	5 to 6	37,700	18,023	37,700	13,335
Tradenames	1 to 5	9,626	5,516	9,591	4,184
Contract Backlog	1	323	323	317	317

		217,358	78,140	209,924	59,640
Unamortized intangible assets
Tradenames	Indefinite	25,678	—	25,678	—

		$243,036	$78,140	$235,602	$59,640

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

10. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	September 30, 2010	December 31, 2009
7 5/8% senior notes due 2013(a)	$14,173	$202,012
7 3/4% senior notes due 2016	215,000	215,000
6 3/4% senior notes due 2020	400,000	—
3 3/4% senior subordinated convertible notes due 2012(b)	140,239	136,540
Notes payable to former shareholders of acquired businesses	40,886	1,132

Total debt	810,298	554,684
Less current portion	166,298	137,672

Long-term debt, net of current portion	644,000	417,012

Total capital lease obligations	387	814
Less current portion	11	429

Capital lease obligations, net of current portion	376	385

Long-term debt and capital lease obligations, net of current portion	$644,376	$417,397

(a)	Balance at December 31, 2009 includes $200.0 million principal amounts of notes plus unamortized proceeds from interest rate swap terminations of $2.0 million.

(b)	Balance includes $149.9 million principal amount of notes net of discount of $9.7 million at September 30, 2010 and $13.4 million at December 31, 2009.

Issuance of 6 3/4% Senior Notes Due 2020

On September 27, 2010, we issued $400.0 million in aggregate principal amount of 6 3/4% senior notes due 2020 (“6 3/4% senior notes”) in a private offering (the “Offering”) that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6 3/4% senior notes may not be offered or sold in the United States or foreign jurisdictions without registration or an applicable exemption from registration requirements. The 6 3/4% senior notes were sold to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and non-U.S. persons outside the United States under Regulation S under the Securities Act.

The net proceeds from the issuance of the 6 3/4% senior notes were $391.6 million after deducting debt issuance costs. A portion of the proceeds were used to fund the purchase of our 7 5/8% senior notes due 2013 (“7 5/8% senior notes”) in a concurrent tender offer as described below, and the balance may be used for general corporate purposes, which could include working capital, share repurchases, capital expenditures, acquisitions, refinancing of other debt or other capital transactions. The 6 3/4% senior notes are guaranteed, with certain exceptions, by our existing and future domestic subsidiaries. The 6 3/4% senior notes and the guarantees will be our and the guarantors’ general unsecured senior obligations and will be subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the 6 3/4% senior notes will be effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the notes, to the extent of the assets of those subsidiaries. Interest on the 6 3/4% senior notes accrues

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

at the rate of 6 3/4% per year, payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on April 1, 2011. The 6 3/4% senior notes will mature on October 1, 2020.

The 6 3/4% senior notes are subject to redemption at our option, in whole or in part, at any time after October 1, 2015, upon not less than 30 nor more than 60 days’ prior notice at the following redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the twelve month period beginning on October 1 of the years indicated below, subject to the rights of holders of notes on the relevant record date to receive interest on the relevant interest payment date:

Year	Redemption Price
2015	103.375%
2016	102.250%
2017	101.125%
2018 and thereafter	100.000%

Debt issue costs of approximately $8.4 million were capitalized and are being amortized over the term of the 6 3/4% senior notes.

In connection with the Offering, FTI Consulting, Inc. and our guarantors entered into a Registration Rights Agreement, dated as of September 27, 2010 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we have agreed to (a) file an exchange offer registration statement within 180 days of the issue date of the 6 3/4% senior notes, (b) use our best efforts to have the exchange offer registration statement declared effective within 240 days of the issue date, and (c) complete the exchange offer within 30 business days of effectiveness. We have also agreed to file a shelf registration statement to cover resales of the 6 3/4% senior notes under certain circumstances. If we fail to satisfy our obligations under the Registration Rights Agreement, we will be required to pay additional interest to holders of the 6 3/4% senior notes under certain circumstances.

Tender Offer

On September 14, 2010, we commenced a cash tender offer for any and all of our outstanding 7 5/8% senior notes for a price equal to $1,021.56 per $1,000 principal amount of the notes, which included $1,001.56 as the tender offer consideration and $20.00 as a consent payment (the “Tender Offer”). In connection with the Tender Offer, we solicited consents to certain proposed amendments to the indenture dated as of August 2, 2005, under which the 7 5/8% senior notes were issued, that would, among other modifications, eliminate substantially all of the restrictive covenants and certain events of default in the indenture.

At the expiration of the consent payment deadline on September 27, 2010, an aggregate principal amount of $185.8 million 7 5/8% senior notes had been tendered. We used approximately $189.8 million of the net proceeds from the Offering to fund the purchase of the 7 5/8% senior notes and the related consent payments. We also received consents from holders of the required majority of the principal amount of the 7 5/8% senior notes to, among other modifications, eliminate substantially all of the restrictive covenants and certain events of default in the indenture governing the 7 5/8% senior notes.

On November 1, 2010, FTI redeemed all of the 2013 Notes that remained outstanding as of the tender offer expiration date of October 12, 2010 in the aggregate principal amount of approximately $14.2 million. The redemption price for such 7 5/8% senior notes was 101.906% of the principal amount plus accrued and unpaid

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

interest. Interest on the redeemed 7 5/8% senior notes ceased to accrue on and after November 1, 2010, and the only remaining right of the holders is to receive payment of the redemption price and interest accrued until, but not including, November 1, 2010 upon surrender to the paying agent of such 7 5/8% senior notes.

We recognized a loss on our early extinguishment of debt of approximately $5.2 million, consisting primarily of the consent payment and premium and write-off of unamortized deferred costs.

Credit Agreement Refinancing

On September 27, 2010, we refinanced our existing revolving senior bank credit facility, which was pursuant to the Amended and Restated Credit Agreement dated as of September 29, 2006 and maturing on September 30, 2011. Our new revolving senior bank credit facility consists of a $250.0 million senior secured revolving line of credit maturing on September 25, 2015. The former credit facility provided for a five-year $175.0 million senior secured revolving line of credit. We did not incur any early termination or prepayment penalties in connection with the replacement of the former credit facility. Debt under the bank credit facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate plus the sum of 50 basis points and an applicable margin. Under the new senior bank revolving credit facility, the lenders have a security interest in substantially all of the assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $325.0 million.

Convertible Notes

During the period beginning July 16, 2010 through October 14, 2010, the Convertible Notes were convertible at the option of the holders as provided in the indenture covering the notes. The Convertible Notes became convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 trading days in the 30 consecutive trading day period ended July 15, 2010. There were no Convertible Note conversions during the quarter ended September 30, 2010. As of October 15, 2010, the Convertible Notes became non-convertible as a result of the closing price per share of our common stock not exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 trading days in the 30 consecutive trading day period ended October 14, 2010. The Convertible Notes will be non-convertible through January 14, 2011 as provided in the indenture covering the notes. As a result, the Convertible Notes, due 2012, will be classified as a long-term liability in the fourth quarter of 2010.

Notes payable to shareholders of acquired business

In connection with the acquisition of FD International (Holdings) Limited in October 2006 (“FD”), we issued notes to former holders of FD capital shares who elected to receive notes in lieu of cash for acquisition and earn-out consideration. These notes are unsecured and bear interest based on the London Interbank Offered Rate, or LIBOR, that compounds quarterly. These notes are redeemable at any time prior to their maturity and accordingly they have been classified as a current obligation. The outstanding balance of these notes was $5.9 million at September 30, 2010 and $1.1 million at December 31, 2009.

In connection with our third quarter 2010 acquisition, we issued $35.0 million of notes to selling shareholders as part of the total consideration paid. These notes are unsecured and bear interest at 8% per annum.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Payments of unpaid principal and interest are to be made annually on August 19, 2011 through August 19, 2015. The principal payments have been classified as either current or non-current based on the timing of the payments. No amounts have been repaid as of September 30, 2010.

Future Maturities of Long-term Debt

Long-term debt that is puttable by the holder has been classified as maturing in 2010 on the following table and includes the $149.9 million principal amount of Convertible Notes and $5.9 million of notes payable to former owners of an acquired business. In addition, $14.2 million principal amount of 7 5/8% senior notes that were redeemed on November 1, 2010 has been classified as maturing in 2010.

	Long-term Debt(a)	Capital Lease Obligations	Total
2010	$169,999	$11	$170,010
2011	6,000	326	6,326
2012	6,000	50	6,050
2013	6,000	—	6,000
2014	6,000	—	6,000
Thereafter	626,000	—	626,000

	819,999	387	820,386

Less imputed interest	—	25	25

	$819,999	$362	$820,361

(a)	Principal balance on Convertible Notes does not include the discount or conversion premium.

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

12. Share-Based Compensation

Amendment of equity-based compensation plan

On March 31, 2010, the Board of Directors of FTI Consulting, Inc. (“FTI”) adopted an amendment to the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (the “2009 Plan”), subject to stockholder approval, to increase the number of authorized shares of FTI’s common stock available for equity awards under the 2009 Plan by an additional 4,500,000 shares (the “Amendment”). The Amendment was approved by the stockholders of FTI at the 2010 Annual Meeting of Stockholders held on June 2, 2010.

Share-based awards and share-based compensation expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in FTI’s equity compensation plans, subject to the discretion of the administrator of the plans. During

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

the nine months ended September 30, 2010, aggregate share-based awards included stock option grants exercisable for 599,863 shares of common stock upon vesting, restricted stock awards of 550,885 shares of common stock and restricted stock units equivalent to 193,900 shares of common stock.

Total share-based compensation expense for the three and nine months ended September 30, 2010 and 2009 is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2010	2009	2010	2009
Direct cost of revenues	$3,219	$2,242	$10,544	$8,239
Selling, general and administrative expense	2,380	2,848	7,232	10,200
Special charges(a)	—	—	2,474	—

Total share-based compensation expense	$5,599	$5,090	$20,250	$18,439

(a)	Expense relates to accelerated vesting of share-based awards.

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

We evaluate the performance of our operating segments based on adjusted segment EBITDA. We define adjusted segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets and special charges plus non-operating litigation settlements. Although adjusted segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use adjusted segment EBITDA to evaluate and compare the operating performance of our segments.

The table below presents revenues and adjusted segment EBITDA for our reportable segments for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Corporate Finance/Restructuring	$109,736	$127,808	$338,298	$389,320
Forensic and Litigation Consulting	84,023	75,055	243,455	229,775
Economic Consulting	59,417	59,588	191,276	171,547
Technology	42,721	38,693	128,885	131,552
Strategic Communications	50,243	47,493	143,299	134,814

Total revenues	$346,140	$348,637	$1,045,213	$1,057,008

Adjusted segment EBITDA
Corporate Finance/Restructuring	$26,708	$43,584	$87,404	$131,750
Forensic and Litigation Consulting	20,189	18,550	59,319	61,347
Economic Consulting	11,932	13,957	36,905	34,621
Technology	13,908	11,547	47,026	43,831
Strategic Communications	7,223	6,557	21,600	18,232

Total adjusted segment EBITDA	$79,960	$94,195	$252,254	$289,781

The table below reconciles adjusted segment EBITDA to income before income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Adjusted segment EBITDA	$79,960	$94,195	$252,254	$289,781
Segment depreciation expense	(7,476)	(5,939)	(20,114)	(16,932)
Amortization of intangible assets	(6,286)	(6,171)	(18,229)	(18,370)
Special charges	—	—	(30,245)	—
Unallocated corporate expenses, excluding special charges	(16,235)	(17,799)	(49,912)	(58,209)
Interest income and other	2,527	3,330	4,740	6,335
Interest expense	(11,904)	(11,434)	(34,600)	(33,477)
Loss on early extinguishment of debt	(5,161)	—	(5,161)	—

Income before income tax provision	$35,425	$56,182	$98,733	$169,128

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

Condensed Consolidating Balance Sheet Information as of September 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$258,042	$1,783	$71,357	$—	$331,182
Restricted cash	8,632	—	—	—	8,632
Accounts receivable, net	113,274	156,664	76,378	—	346,316
Intercompany receivables	44,602	465,624	73,456	(583,682)	—
Other current assets	44,425	24,294	21,310	(8,988)	81,041

Total current assets	468,975	648,365	242,501	(592,670)	767,171
Property and equipment, net	47,837	14,932	11,251	—	74,020
Goodwill	426,332	530,719	296,747	—	1,253,798
Other intangible assets, net	6,347	106,823	51,726	—	164,896
Investments in subsidiaries	1,562,989	944,238	814,540	(3,321,767)	—
Other assets	66,942	165,158	22,191	(110,633)	143,658

Total assets	$2,579,422	$2,410,235	$1,438,956	$(4,025,070)	$2,403,543

Liabilities
Intercompany payables	$406,424	$90,183	$87,075	$(583,682)	$—
Other current liabilities	257,383	90,943	54,881	(8,988)	394,219

Total current liabilities	663,807	181,126	141,956	(592,670)	394,219
Long-term debt, net	615,000	29,376	—	—	644,376
Other liabilities	132,326	40,635	134,331	(110,633)	196,659

Total liabilities	1,411,133	251,137	276,287	(703,303)	1,235,254
Stockholders’ equity	1,168,289	2,159,098	1,162,669	(3,321,767)	1,168,289

Total liabilities and stockholders’ equity	$2,579,422	$2,410,235	$1,438,956	$(4,025,070)	$2,403,543

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Income for the Three Months Ended September 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$126,096	$284,454	$78,860	$(143,270)	$346,140
Operating expenses
Direct cost of revenues	72,184	221,497	51,209	(140,795)	204,095
Selling, general and administrative expense	36,240	34,211	17,820	(2,475)	85,796
Amortization of other intangible assets	698	3,912	1,676	—	6,286

Operating income	16,974	24,834	8,155	—	49,963
Other (expense) income	(15,134)	3,627	(3,031)	—	(14,538)

Income before income tax provision	1,840	28,461	5,124	—	35,425
Income tax (benefit) provision	(2,891)	13,020	3,333	—	13,462
Equity in net earnings of subsidiaries	17,232	1,513	2,168	(20,913)	—

Net income	$21,963	$16,954	$3,959	$(20,913)	$21,963

Condensed Consolidating Statement of Income for the Three Months Ended September 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$145,869	$289,064	$69,095	$(155,391)	$348,637
Operating expenses
Direct cost of revenues	79,095	226,552	40,359	(152,802)	193,204
Selling, general and administrative expense	38,042	35,226	14,297	(2,589)	84,976
Amortization of other intangible assets	259	4,530	1,382	—	6,171

Operating income	28,473	22,756	13,057	—	64,286
Other (expense) income	(9,976)	2,729	(857)	—	(8,104)

Income before income tax provision	18,497	25,485	12,200	—	56,182
Income tax provision	7,046	9,339	2,241	—	18,626
Equity in net earnings of subsidiaries	26,105	8,999	2,321	(37,425)	—

Net income	$37,556	$25,145	$12,280	$(37,425)	$37,556

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Income for the Nine Months Ended September 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$388,355	$887,300	$225,294	$(455,736)	$1,045,213
Operating expenses
Direct cost of revenues	226,678	688,727	144,085	(448,904)	610,586
Selling, general and administrative expense	110,050	99,784	49,397	(6,832)	252,399
Special charges	18,558	10,842	845	—	30,245
Amortization of other intangible assets	2,118	11,933	4,178	—	18,229

Operating income	30,951	76,014	26,789	—	133,754
Other (expense) income	(35,584)	8,369	(7,806)	—	(35,021)

(Loss) income before income tax provision	(4,633)	84,383	18,983	—	98,733
Income tax (benefit) provision	(1,986)	36,172	3,333	—	37,519
Equity in net earnings of subsidiaries	63,861	14,499	6,441	(84,801)	—

Net income	$61,214	$62,710	$22,091	$(84,801)	$61,214

Condensed Consolidating Statement of Income for the Nine Months Ended September 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$447,507	$889,179	$185,947	$(465,625)	$1,057,008
Operating expenses
Direct cost of revenues	242,378	684,621	112,849	(460,051)	579,797
Selling, general and administrative expense	123,601	106,024	38,520	(5,574)	262,571
Amortization of other intangible assets	778	13,749	3,843	—	18,370

Operating income	80,750	84,785	30,735	—	196,270
Other (expense) income	(30,311)	10,692	(7,523)	—	(27,142)

Income before income tax provision	50,439	95,477	23,212	—	169,128
Income tax provision	20,261	38,689	3,725	—	62,675
Equity in net earnings of subsidiaries	76,275	16,782	6,552	(99,609)	—

Net income	$106,453	$73,570	$26,039	$(99,609)	$106,453

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$21,428	$80,032	$(5,594)	$95,866
Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(60,273)	—	—	(60,273)
Purchases of property and equipment and other	(5,907)	(6,338)	(3,055)	(15,300)
Proceeds from maturity of short-term investment	15,000	—	—	15,000

Net cash used in investing activities	(51,180)	(6,338)	(3,055)	(60,573)

Financing activities
Borrowings under revolving line of credit	20,000	—	—	20,000
Payments of revolving line of credit	(20,000)	—	—	(20,000)
Payments of long-term debt and capital lease obligations	(190,024)	(428)	—	(190,452)
Issuance of debt securities, net	391,647	—	—	391,647
Payments of debt financing fees	(2,843)	—	—	(2,843)
Purchase and retirement of common stock	(26,138)	—	—	(26,138)
Net issuance of common stock and other	5,046	—	—	5,046
Excess tax benefits from share based compensation	761	—	—	761
Intercompany transfers	48,625	(72,148)	23,523	—

Net cash provided by (used in) financing activities	227,074	(72,576)	23,523	178,021

Effect of exchange rate changes on cash	—	—	(1,004)	(1,004)

Net increase in cash and cash equivalents	197,322	1,118	13,870	212,310
Cash and cash equivalents, beginning of period	60,720	665	57,487	118,872

Cash and cash equivalents, end of period	$258,042	$1,783	$71,357	$331,182

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$245,024	$(102,956)	$21,476	$163,544
Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(37,822)	952	(1,282)	(38,152)
Purchases of short-term investments	(35,717)	—	—	(35,717)
Purchases of property and equipment and other	(4,799)	(9,265)	(3,608)	(17,672)

Net cash used in investing activities	(78,338)	(8,313)	(4,890)	(91,541)

Financing activities
Payments of long-term debt and capital lease obligations	(12,802)	(657)	—	(13,459)
Cash received for settlement of interest rate swaps	2,288	—	—	2,288
Net issuance of common stock and other	15,667	—	—	15,667
Excess tax benefits from share based compensation	3,647	—	—	3,647
Intercompany transfers	(105,532)	110,412	(4,880)	—

Net cash (used in) provided by financing activities	(96,732)	109,755	(4,880)	8,143

Effect of exchange rate changes on cash	—	—	5,981	5,981

Net increase (decrease) in cash and cash equivalents	69,954	(1,514)	17,687	86,127
Cash and cash equivalents, beginning of period	131,412	11,663	48,767	191,842

Cash and cash equivalents, end of period	$201,366	$10,149	$66,454	$277,969

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2010 and 2009 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

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

Our Technology segment provides e-discovery and information management software and service to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information, including e-mail, computer files, voicemail, instant messaging and financial and transactional data.

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

Most of our services are rendered under time and expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users licensing our Ringtail® and Attenex® software products for installation within their own environments. We license these products directly to end users as well as indirectly through our channel partner relationships. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

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

We define adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets and special charges plus non-operating litigation settlements. We define adjusted segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets and special charges plus non-operating litigation settlements. Adjusted EBITDA and adjusted segment EBITDA are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. These non-GAAP measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income. We believe that these measures can be a useful operating performance measure for evaluating our results of operations as compared from period-to-period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use adjusted EBITDA and adjusted segment EBITDA to evaluate and compare the operating performance of our segments.

We define adjusted net income and adjusted earnings per diluted share as net income and earnings per diluted share, respectively, excluding the impact of the special charges and loss on early extinguishment of debt that were incurred in that period, and their related income tax effects.

We define acquisition growth as the results of operations of acquired companies in the first twelve months following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of all such acquisitions.

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Revenues	$346,140	$348,637	$1,045,213	$1,057,008
Operating income	49,963	64,286	133,754	196,270
Adjusted EBITDA	65,026	77,871	206,366	236,413
Earnings per common share—diluted	0.47	0.70	1.28	1.99
Adjusted earnings per common share—diluted	0.54	0.70	1.73	1.99
Cash provided by operating activities	73,911	119,864	95,866	163,544
Total number of employees at September 30,	3,514	3,500	3,514	3,500

Third Quarter 2010 Executive Highlights

Revenues

Revenues for the quarter ended September 30, 2010 decreased $2.5 million, or 0.7%, to $346.1 million, compared to $348.6 million in the prior year. Excluding the estimated impact of foreign currency translation of the U.S. dollar against other currencies in the third quarter versus the prior year quarter, the Company’s revenues were relatively flat.

Our third quarter results reflected a continuation of the market conditions that have been impacting our business for the past several quarters. In our view, an erratic and inconsistent economic recovery has necessitated that businesses re-evaluate their prospects and restrain discretionary spending, notably strategic M&A and overall corporate investment. At the same time active fixed income markets, especially in speculative grade debt, have enabled challenged debtors to continue operations without seeking bankruptcy relief or major restructuring, which continues to negatively impact the performance of our Corporate Finance/Restructuring segment. Our procyclical activities continued to grow, albeit slowly. The net result was a relatively flat year-over-year revenue comparison, as growth in our Forensic and Litigation Consulting, Technology and Strategic Communications segments was offset by the decline in our Corporate Finance/Restructuring segment. Consolidated revenues were comparable to prior quarters.

Operating Income

Operating income in the third quarter was $50.0 million compared to $64.3 million in the prior year period. The decline in operating income was primarily due to lower demand for higher margin restructuring and bankruptcy work in the Company’s Corporate Finance/Restructuring segment. This decline was slightly offset by higher income in our Forensic and Litigation Consulting, Technology and Strategic Communications segments. While there were some additional headcount reductions in our Corporate Finance/Restructuring segment related to the restructuring declines during the third quarter, we continue to invest resources in our procyclical businesses, which we expect will reduce margins in the short term.

Adjusted Earnings Per Share

Adjusted earnings per diluted share was $0.54, compared to $0.70 in the prior year period due primarily to the operating results described above. In addition, the Company’s effective tax rate was 38.0% versus 33.2% in the prior year quarter, which was positively impacted by one-time strategic tax benefits.

Adjusted EBITDA

Adjusted EBITDA decreased by $12.9 million to $65.0 million, or 18.8% of revenues compared to $77.9 million, or 22.3% of revenues, in the prior year period. As noted above, profit improvements in our Technology, Forensic and Litigation Consulting and Strategic Communications segments were insufficient to offset lower profitability in our Corporate Finance/Restructuring and, to a lesser degree, Economic Consulting segments.

Operating Cash Flows

The Company generated cash flows from operations of $73.9 million compared to $119.9 million for the same period last year. The decrease in operating cash flows was primarily driven by slower collection of our accounts receivables driven by mix of customer engagements and payment arrangements, particularly fewer restructuring clients with up-front payment requirements. Additionally, operating cash flows during the current period were negatively impacted by increased compensation, forgivable loan payments and salary continuance related to our reduction in workforce.

Strategic Activities

On August 19, 2010, the Company completed its acquisition of FS Asia Advisory (the former Ferrier Hodgson Hong Kong group) for $82.0 million in the form of $28.8 million in cash and $53.2 of deferred acquisition payments in the form of loan notes to the sellers and contingent consideration. FS Asia Advisory (the former Ferrier Hodgson Hong Kong group) is a leading provider of corporate finance, restructuring and turnaround, corporate advisory and corporate recovery services in Asia. The acquisition significantly expands FTI’s presence and breadth of capabilities in Asia, adding 130 professionals to FTI in the region. The acquisition is included in our Corporate Finance/Restructuring segment.

Additionally, during the third quarter the Company successfully completed its private offering of $400.0 million 6 3/4% senior notes due 2020 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The offering will extend the Company’s maturity profile and is expected to retain a leverage neutral capital structure on a net basis. The Company used a portion of the net proceeds of the offering to purchase its $200.0 million 7 5/8% Senior Notes due 2013. The remainder of the net proceeds may be used for general corporate purposes.

Headcount

Headcount of 3,514 at September 30, 2010 was relatively flat compared to the same period a year ago. Excluding the impact of professionals who joined us as a result of the acquisition of FS Asia Advisory (the former Ferrier Hodgson Hong Kong group) in the third quarter of 2010, the headcount decreased by 3.0% largely in our Corporate Finance/Restructuring and Technology segments to properly align resources in those segments with current and anticipated demand for their services.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$109,736	$127,808	$338,298	$389,320
Forensic and Litigation Consulting	84,023	75,055	243,455	229,775
Economic Consulting	59,417	59,588	191,276	171,547
Technology	42,721	38,693	128,885	131,552
Strategic Communications	50,243	47,493	143,299	134,814

Total revenues	$346,140	$348,637	$1,045,213	$1,057,008

Operating income
Corporate Finance/Restructuring	$23,938	$41,058	$73,149	$124,475
Forensic and Litigation Consulting	18,420	17,230	48,357	57,399
Economic Consulting	11,077	12,925	27,302	31,665
Technology	7,634	6,605	25,927	29,055
Strategic Communications	5,129	4,267	14,026	11,885

Segment operating income	66,198	82,085	188,761	254,479
Unallocated corporate expenses	(16,235)	(17,799)	(55,007)	(58,209)

Total operating income	49,963	64,286	133,754	196,270

Other income (expense)
Interest income and other	2,527	3,330	4,740	6,335
Interest expense	(11,904)	(11,434)	(34,600)	(33,477)
Loss on early extinguishment of debt	(5,161)	—	(5,161)	—

	(14,538)	(8,104)	(35,021)	(27,142)

Income before income tax provision	35,425	56,182	98,733	169,128
Income tax provision	13,462	18,626	37,519	62,675

Net income	$21,963	$37,556	$61,214	$106,453

Earnings per common share—basic	$0.48	$0.74	$1.34	$2.11

Earnings per common share—diluted	$0.47	$0.70	$1.28	$1.99

Reconciliation of Operating Income to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Operating income	$49,963	$64,286	$133,754	$196,270
Depreciation and amortization	8,777	7,414	24,138	21,523
Amortization of other intangible assets	6,286	6,171	18,229	18,370
Special charges	—	—	30,245	—
Litigation settlement gains, net	—	—	—	250

Adjusted EBITDA	$65,026	$77,871	$206,366	$236,413

Reconciliation of Net Income and Earnings Per Share to Adjusted Net Income and

Adjusted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$21,963	$37,556	$61,214	$106,453
Add back: Special charges, net of tax	—	—	18,069	—
Add back: Loss on early extinguishment of debt, net of tax	3,200	—	3,200	—

Adjusted net income	$25,163	$37,556	$82,483	$106,453

Earnings per common share—diluted	$0.47	$0.70	$1.28	$1.99

Adjusted earnings per common share—diluted	$0.54	$0.70	$1.73	$1.99

Weighted average number of common shares outstanding—diluted	46,808	53,896	47,726	53,584

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues and Operating Income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $1.6 million, or 8.8%, to $16.2 million for the three months ended September 30, 2010, from $17.8 million for the three months ended September 30, 2009, primarily due to lower performance-based compensation costs.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $0.8 million, or 24.1%, to $2.5 million for the three months ended September 30, 2010 from $3.3 million for the three months ended September 30, 2009. Excluding the impact of a one-time remeasurement gain of $2.3 million that we recorded in the third quarter of 2009 related to our June 2009 acquisition of the remaining 50% interest in a German joint venture, interest income and other would have increased $1.5 million for the three months ended September 30, 2010. The increase is primarily due to a $1.4 million net favorable impact from foreign currency transaction gains and losses resulting from the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency.

Interest expense

Interest expense increased $0.5 million to $11.9 million for the three months ended September 30, 2010 from $11.4 million for the three months ended September 30, 2009. The increase in interest expense is primarily driven by the loan notes issued as a portion of the purchase price consideration in connection with the acquisition we completed in August 2010.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate was 38.0% for the three months ended September 30, 2010 as compared to 33.2% for the three months ended September 30, 2009. The increase in the rate is primarily due to discrete items recorded in the third quarter of 2009, including a non-tax effected gain realized in connection with the purchase of the remaining 50% interest in a German joint venture in the third quarter of 2009 and change in estimate related to prior year tax provisions. The change in estimate was primarily attributable to the completion of tax projects with respect to our ability to qualify for technical income tax positions surrounding certain tax credits and deductions.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues and Operating Income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Special charges

During the quarter ended March 31, 2010, we recorded special charges totaling $30.2 million, primarily related to a realignment of our workforce and a consolidation of four office locations, of which $8.9 million was non-cash. The charges reflect actions we took to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support. The special charges consist of:

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

The total cash outflow associated with the special charges is expected to be $21.3 million, of which $13.5 million has been paid as of September 30, 2010, $2.7 million is expected to be paid during the remainder of 2010, $4.7 million is expected to be paid in 2011, and the balance of approximately $0.4 million is expected to be paid in 2012 and 2013.

The following table details the special charges by segment and the decrease in total headcount that resulted from the reduction in workforce:

	Special Charges	Reduction of Headcount
	(dollars in thousands)
Corporate Finance/Restructuring	$6,589	71
Forensic and Litigation Consulting	5,560	20
Economic Consulting	6,814	19
Technology	4,927	16
Strategic Communications	1,260	1

	25,150	127
Unallocated Corporate	5,095	17

Total	$30,245	144

Unallocated corporate expenses

Unallocated corporate expenses decreased $3.2 million, or 5.5%, to $55.0 million for the nine months ended September 30, 2010, from $58.2 million for the nine months ended September 30, 2009. Excluding the impact of special charges of $5.1 million, unallocated corporate expenses for the nine months ended September 30, 2010 decreased $8.3 million, or 14.3%, to $49.9 million for the nine months ended September 30, 2010 from $58.2 million for the nine months ended September 30, 2009, primarily due to lower performance-based compensation costs partially offset by increased development costs related to business support systems.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $1.6 million, or 25.2%, to $4.7 million for the nine months ended September 30, 2010 from $6.3 million for the nine months ended September 30, 2009. Excluding the impact of a one-time remeasurement gain of $2.3 million that we recorded in the third quarter of 2009 related to our June 2009 acquisition of the remaining 50% interest in a German joint venture, interest income and other would have increased $0.7 million for the nine months ended September 30, 2010. The increase is primarily due to a $1.5 million net favorable impact from foreign currency transaction gains and losses due to the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency, partially offset by a $0.4 million decrease in interest income in the current year and a $0.3 million litigation settlement gain in the prior year.

Interest expense

Interest expense increased $1.1 million to $34.6 million for the nine months ended September 30, 2010 from $33.5 million for the nine months ended September 30, 2009. Interest expense for the nine months ended September 30, 2009 benefited from the favorable impact of lower interest rates on variable rate hedge contracts which were terminated in June 2009. For the nine months ended September 30, 2010, interest expense was impacted by the loan notes issued as a portion of the purchase price consideration in connection with the acquisition we completed in August 2010.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate was 38.0% for the nine months ended September 30, 2010 as compared to 37.1% for the nine months ended September 30, 2009. The increase in the rate is primarily due to discrete items recorded in the third quarter of 2009, including a non-tax effected gain realized in connection with the purchase of the remaining 50% interest in a German joint venture in the third quarter of 2009 and change in estimate related to prior year tax provisions. The change in estimate was primarily attributable to the completion of tax projects with respect to our ability to qualify for technical income tax positions surrounding certain tax credits and deductions.

SEGMENT RESULTS

Adjusted Segment EBITDA

The following table reconciles segment operating income to adjusted segment EBITDA for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Segment operating income	$66,198	$82,085	$188,761	$254,479
Depreciation and amortization	7,476	5,939	20,114	16,932
Amortization of other intangible assets	6,286	6,171	18,229	18,370
Special charges	—	—	25,150	—

Total adjusted segment EBITDA	$79,960	$94,195	$252,254	$289,781

Other Segment Operating Data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Number of revenue-generating professionals:(1)
Corporate Finance/Restructuring	740	776	740	776
Forensic and Litigation Consulting	799	745	799	745
Economic Consulting	292	302	292	302
Technology	248	261	248	261
Strategic Communications	579	547	579	547

Total revenue-generating professionals	2,658	2,631	2,658	2,631

Utilization rates of billable professionals:(2)
Corporate Finance/Restructuring	71%	68%	70%	76%
Forensic and Litigation Consulting(4)	69%	76%	72%	78%
Economic Consulting	70%	73%	78%	75%
Average billable rate per hour:(3)
Corporate Finance/Restructuring	$421	$455	$440	$436
Forensic and Litigation Consulting(4)	338	310	327	317
Economic Consulting	481	460	472	457

(1)	Revenue generating professionals are reflected as of the end of the applicable period.

(2)

We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period. Available hours are determined by the standard hours worked by each employee, adjusted for part-time hours, local country standard work weeks and local country holidays. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented a utilization rate for our Technology segment and Strategic Communications segment as most of the revenues of these segments are not generated on an hourly basis.

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

(4)	2010 utilization and average billable rate calculations for our Forensic and Litigation Consulting segment include information related to non-domestic operations that was not available in 2009.

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except rate per hour)

Revenues	$109,736	$127,808	$338,298	$389,320

Operating expenses:
Direct cost of revenues	66,152	69,698	202,040	210,353
Selling, general and administrative expense	17,751	15,460	51,650	49,730
Special charges	—	—	6,589	—
Amortization of other intangible assets	1,895	1,592	4,870	4,762

	85,798	86,750	265,149	264,845

Segment operating income	23,938	41,058	73,149	124,475
Add back: depreciation and amortization of intangible assets	2,770	2,526	7,666	7,275
Add back: special charges	—	—	6,589	—

Adjusted segment EBITDA	$26,708	$43,584	$87,404	$131,750

Gross profit(1)	$43,584	$58,110	$136,258	$178,967
Gross profit margin(2)	39.7%	45.5%	40.3%	46.0%
Adjusted segment EBITDA as a percent of revenues	24.3%	34.1%	25.8%	33.8%
Number of revenue generating professionals (at period end)	740	776	740	776
Utilization rates of billable professionals	71%	68%	70%	76%
Average billable rate per hour	$421	$455	$440	$436

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues decreased $18.1 million, or 14.1%, to $109.7 million for the three months ended September 30, 2010 from $127.8 million for the three months ended September 30, 2009. Revenue growth from the new Asia practice acquired in 2010 was approximately $5.5 million, or 4.3%, and organic revenue decreased approximately $23.6 million or 18.4%. The decline in organic revenue is due to lower demand for bankruptcy, restructuring and transaction advisory services and a lower average bill rate, partially offset by growth in our real estate consulting business.

Gross profit decreased $14.5 million, or 25.0%, to $43.6 million for the three months ended September 30, 2010 from $58.1 million for the three months ended September 30, 2009. Gross profit margin decreased 5.8 percentage points to 39.7% for the three months ended September 30, 2010 from 45.5% for the three months ended September 30, 2009. The gross profit margin decline is primarily due to lower business volumes and $1.6 million severance expense recorded in the third quarter of 2010, partially offset by decreased low margin pass through revenue. The severance expense was related to staff reductions required to balance current demands with resource requirements.

SG&A expense increased $2.3 million to $17.8 million for the three months ended September 30, 2010 from $15.5 million for the three months ended September 30, 2009. SG&A expense was 16.2% of revenue for the three months ended September 30, 2010, up from 12.1% in 2009. The increase in SG&A expense in 2010 was primarily due to consolidation of the new Asia practice, as well as the associated legal, accounting and other administrative costs related to this acquisition.

Amortization of other intangible assets increased to $1.9 million for the three months ended September 30, 2010 from $1.6 million for the three months ended September 30, 2009.

Adjusted segment EBITDA decreased $16.9 million, or 38.7%, to $26.7 million for the three months ended September 30, 2010 from $43.6 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues decreased $51.0 million, or 13.1%, to $338.3 million for the nine months ended September 30, 2010 from $389.3 million for the nine months ended September 30, 2009. Revenue growth from the new Asia practice acquired in 2010 was approximately $5.5 million, or 1.4%, and organic revenue decreased $56.5 million or 14.5%. The decline in organic revenue is primarily due to a decrease in consulting hours relative to 2009 as demand for bankruptcy, restructuring and transaction advisory services declined partially offset by growth in our real estate consulting business.

Gross profit decreased $42.7 million, or 23.9%, to $136.3 million for the nine months ended September 30, 2010 from $179.0 million for the nine months ended September 30, 2009. Gross profit margin decreased 5.7 percentage points to 40.3% for the nine months ended September 30, 2010 from 46.0% for the nine months ended September 30, 2009. The gross profit margin decline is primarily due to lower utilization and $3.1 million in severance expense as a result of additional staff reductions, partially offset by decreased low margin pass through revenue in 2010. Staff reductions were made in the second and third quarters of 2010 to balance current demands with resource requirements.

SG&A expense increased $2.0 million to $51.7 million for the nine months ended September 30, 2010 from $49.7 million for the nine months ended September 30, 2009. SG&A expense was 15.3% of revenue for the nine months ended September 30, 2010, up from 12.8% in 2009 primarily due to lower revenue. The increase in SG&A expense in 2010 was primarily due to increased marketing/business development, allocations of corporate costs incurred in direct support of segment operations and consolidation of the new Asia practice, partially offset by lower bad debt and recruiting expenses. Bad debt expense was $0.2 million for the nine months ended September 30, 2010 compared to $3.4 million for the nine months ended September 30, 2009. The improvement in bad debt expense was primarily driven by favorable resolution or collections on previously reserved items.

Amortization of other intangible assets increased to $4.9 million for the nine months ended September 30, 2010 from $4.8 million for the nine months ended September 30, 2009.

Adjusted segment EBITDA decreased $44.4 million, or 33.7%, to $87.4 million for the nine months ended September 30, 2010 from $131.8 million for the nine months ended September 30, 2009.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except rate per hour)
Revenues	$84,023	$75,055	$243,455	$229,775

Operating expenses:
Direct cost of revenues	49,676	42,574	142,829	127,040
Selling, general and administrative expense	14,958	14,622	43,779	43,410
Special charges	—	—	5,560	—
Amortization of other intangible assets	969	629	2,930	1,926

	65,603	57,825	195,098	172,376

Segment operating income	18,420	17,230	48,357	57,399
Add back: depreciation and amortization of intangible assets	1,769	1,320	5,402	3,948
Add back: special charges	—	—	5,560	—

Adjusted segment EBITDA	$20,189	$18,550	$59,319	$61,347

Gross profit(1)	$34,347	$32,481	$100,626	$102,735
Gross profit margin(2)	40.9%	43.3%	41.3%	44.7%
Adjusted segment EBITDA as a percent of revenues	24.0%	24.7%	24.4%	26.7%
Number of revenue generating professionals (at period end)	799	745	799	745
Utilization rates of billable professionals(3)	69%	76%	72%	78%
Average billable rate per hour(3)	$338	$310	$327	$317

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	2010 utilization and average billable rate calculations include information related to non-domestic operations that was not available in 2009.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues increased $8.9 million, or 11.9%, to $84.0 million for the three months ended September 30, 2010 from $75.1 million for the three months ended September 30, 2009. Organic revenue growth was approximately $8.4 million, or 11.2%. The increase in organic revenue was attributed to higher average bill rates due to the mix of professionals working on engagements in North America, partially offset by a decrease in consulting hours and growth in our international risk and investigations practice in South America and the Asia Pacific region.

Gross profit increased by $1.8 million, or 5.7%, to $34.3 million for the three months ended September 30, 2010 from $32.5 million for the three months ended September 30, 2009. Gross profit margin decreased by 2.4 percentage points to 40.9% for the three months ended September 30, 2010 from 43.3% for the three months ended September 30, 2009. The gross profit margin decline was due to lower utilization and higher personnel costs primarily driven by increased headcount from investments in key practices.

SG&A expense increased by $0.4 million, or 2.3%, to $15.0 million for the three months ended September 30, 2010 from $14.6 million for the three months ended September 30, 2009. SG&A expense was 17.8% of revenue for the three months ended September 30, 2010, down from 19.5% in 2009. Higher internal allocations of corporate costs incurred in direct support of segment operations were partially offset by lower bad debt expense. Bad debt expense was 1.0% of revenues for the three months ended September 30, 2010 versus 1.6% for the three months ended September 30, 2009.

Amortization of other intangible assets increased by $0.4 million to $1.0 million for the three months ended September 30, 2010 from $0.6 million for the three months ended September 30, 2009.

Adjusted segment EBITDA increased by $1.6 million, or 8.8%, to $20.2 million for the three months ended September 30, 2010 from $18.6 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues increased $13.7 million, or 6.0%, to $243.5 million for the nine months ended September 30, 2010 from $229.8 million for the nine months ended September 30, 2009. Organic revenue growth was approximately $12.7 million, or 5.5%. The increase in organic revenue was attributed to higher average bill rates due to the mix of professionals working on engagements in North America and growth in our international risk and investigations practice in South America and the Asia Pacific region.

Gross profit declined by $2.1 million, or 2.1%, to $100.6 million for the nine months ended September 30, 2010 from $102.7 million for the nine months ended September 30, 2009. Gross profit margin decreased by 3.4 percentage points to 41.3% for the nine months ended September 30, 2010 from 44.7% for the nine months ended September 30, 2009. The gross profit margin decline was due to lower utilization and higher personnel costs primarily driven by increased headcount from investments in key practices.

SG&A expense increased by $0.4 million, or 0.9%, to $43.8 million for the nine months ended September 30, 2010 from $43.4 million for the nine months ended September 30, 2009. SG&A expense was 18.0% of revenue for the nine months ended September 30, 2010, down from 18.9% in 2009. Higher internal allocations of corporate costs incurred in direct support of segment operations were partially offset by lower bad debt expense. Bad debt expense was 1.1% of revenues for the nine months ended September 30, 2010 versus 1.9% for the nine months ended September 30, 2009.

Amortization of other intangible assets increased by $1.0 million to $2.9 million for the nine months ended September 30, 2010 from $1.9 million for the nine months ended September 30, 2009.

Adjusted segment EBITDA decreased by $2.0 million, or 3.3%, to $59.3 million for the nine months ended September 30, 2010 from $61.3 million for the nine months ended September 30, 2009.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except rate per hour)
Revenues	$59,417	$59,588	$191,276	$171,547

Operating expenses:
Direct cost of revenues	39,040	37,294	128,307	112,598
Selling, general and administrative expense	9,000	8,818	27,933	25,636
Special charges	—	—	6,814	—
Amortization of other intangible assets	300	551	920	1,648

	48,340	46,663	163,974	139,882

Segment operating income	11,077	12,925	27,302	31,665
Add back: depreciation and amortization of intangible assets	855	1,032	2,789	2,956
Add back: special charges	—	—	6,814	—

Adjusted segment EBITDA	$11,932	$13,957	$36,905	$34,621

Gross profit(1)	$20,377	$22,294	$62,969	$58,949
Gross profit margin(2)	34.3%	37.4%	32.9%	34.4%
Adjusted segment EBITDA as a percent of revenues	20.1%	23.4%	19.3%	20.2%
Number of revenue generating professionals (at period end)	292	302	292	302
Utilization rates of billable professionals	70%	73%	78%	75%
Average billable rate per hour	$481	$460	$472	$457

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues decreased by $0.2 million, or 0.3%, to $59.4 million for the three months ended September 30, 2010 from $59.6 million for the three months ended September 30, 2009. A decrease in consulting hours in our antitrust and M&A business was mostly offset by increased demand in our European international arbitration practice and our financial economics consulting practice.

Gross profit decreased by $1.9 million, or 8.6%, to $20.4 million for the three months ended September 30, 2010 from $22.3 million for the three months ended September 30, 2009. Gross profit margin decreased by 3.1 percentage points to 34.3% for the three months ended September 30, 2010 from 37.4% for the three months ended September 30, 2009. The gross profit margin decline is due to lower utilization, partially offset by higher average bill rates due to the mix of professionals working on engagements and increased compensation costs related to retaining key employees. Our European practice continues to create margin compression as operations have not yet reached the scale at which revenues and staff leverage will offset fixed costs paid to higher salaried senior hires.

SG&A expense increased by $0.2 million, or 2.1%, to $9.0 million for the three months ended September 30, 2010 from $8.8 million for the three months ended September 30, 2009. SG&A expense was 15.1% of revenue for the three months ended September 30, 2010 versus 14.8% for the three months ended September 30, 2009. The increase in SG&A expense in 2010 was due to higher bad debt expense partially offset by lower overhead cost to support operations. Bad debt expense was 2.9% of revenue for the three months ended September 30, 2010 versus 1.6% of revenue for the three months ended September 30, 2009.

Amortization of other intangible assets decreased to $0.3 million for the three months ended September 30, 2010 from $0.6 million for the three months ended September 30, 2009.

Adjusted segment EBITDA decreased by $2.1 million, or 14.5%, to $11.9 million for the three months ended September 30, 2010 from $14.0 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues increased by $19.8 million, or 11.5%, to $191.3 million for the nine months ended September 30, 2010 from $171.5 million for the nine months ended September 30, 2009. The revenue growth was due to an increase in demand in our European international arbitration practice and our financial economics consulting practice.

Gross profit increased by $4.1 million, or 6.8%, to $63.0 million for the nine months ended September 30, 2010 from $58.9 million for the nine months ended September 30, 2009. Gross profit margin decreased by 1.5 percentage points to 32.9% for the nine months ended September 30, 2010 from 34.4% for the nine months ended September 30, 2009. The gross profit margin decline is due to increased compensation costs related to retaining senior employees. Our European practice continues to create margin compression as operations have not yet reached the scale at which revenues and staff leverage will offset fixed costs paid to higher salaried senior hires.

SG&A expense increased by $2.3 million, or 9.0%, to $27.9 million for the nine months ended September 30, 2010 from $25.6 million for the nine months ended September 30, 2009. SG&A expense was 14.6% of revenue for the nine months ended September 30, 2010 versus 14.9% for the nine months ended September 30, 2009. The increase in SG&A expense in 2010 was primarily due to higher professional service and legal fees, bad debt expense and higher internal allocations of corporate costs incurred in direct support of segment operations. Bad debt expense was 2.2% of revenue for the nine months ended September 30, 2010 versus 2.0% of revenue for the nine months ended September 30, 2009.

Amortization of other intangible assets decreased to $0.9 million for the nine months ended September 30, 2010 from $1.6 million for the nine months ended September 30, 2009.

Adjusted segment EBITDA increased by $2.3 million, or 6.6%, to $36.9 million for the nine months ended September 30, 2010 from $34.6 million for the nine months ended September 30, 2009.

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenues	$42,721	$38,693	$128,885	$131,552

Operating expenses:
Direct cost of revenues	16,570	14,302	47,545	45,517
Selling, general and administrative expense	16,685	15,728	44,839	50,794
Special charges	—	—	4,927	—
Amortization of other intangible assets	1,832	2,058	5,647	6,186

	35,087	32,088	102,958	102,497

Segment operating income	7,634	6,605	25,927	29,055
Add back: depreciation and amortization of intangible assets	6,274	4,942	16,172	14,776
Add back: special charges	—	—	4,927	—

Adjusted segment EBITDA	$13,908	$11,547	$47,026	$43,831

Gross profit(1)	$26,151	$24,391	$81,340	$86,035
Gross profit margin(2)	61.2%	63.0%	63.1%	65.4%
Adjusted segment EBITDA as a percent of revenues	32.6%	29.8%	36.5%	33.3%
Number of revenue generating professionals (at period end)(3)	248	261	248	261

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues increased by $4.0 million, or 10.4%, to $42.7 million for the three months ended September 30, 2010 from $38.7 million for the three months ended September 30, 2009. The growth is due to increased revenue from our Acuity™ offering and higher consulting revenue, partially offset by lower unit based revenues and a decline in revenue from our channel partners. Consulting revenue increased due to higher average bill rates and a higher number of consulting hours primarily due to the addition of complex investigation engagements as well as certain M&A and intellectual property related matters in 2010. Competitive pricing pressures impacted unit based revenues despite higher volumes.

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

Gross profit increased by $1.8 million, or 7.2%, to $26.2 million for the three months ended September 30, 2010 from $24.4 million for the three months ended September 30, 2009. Gross profit margin decreased by 1.8 percentage points to 61.2% for the three months ended September 30, 2010 from 63.0% for the three months ended September 30, 2009. The gross profit margin decline is primarily due to an increase in pass through costs in 2010 relative to the prior year. A change in the mix of revenue relative to 2009, with a lower proportion of revenue from high margin unit based and channel partner revenue also created margin compression.

SG&A expense increased by $1.0 million, or 6.1%, to $16.7 million for the three months ended September 30, 2010 from $15.7 million for the three months ended September 30, 2009. SG&A expense was 39.1% of revenue for the three months ended September 30, 2010, versus 40.6% for the three months ended September 30, 2009. Research and development expense includes a charge of $2.8 million related to the company’s decision to expense certain previously capitalized development efforts and prepaid software licensing costs for an offering that will be replaced with alternative technologies. Excluding this charge, research and development expense of $5.3 million remained flat compared to the prior year and SG&A declined $1.8 million year over year due to lower personnel costs driven by decreased headcount and a decrease in marketing and business development expenses. Due to favorable resolution or collections on previously reserved items, we had no net bad debt expense for the three months ended September 30, 2010 compared to net recoveries of $0.1 million for the three months ended September 30, 2009.

Amortization of other intangible assets decreased to $1.8 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009.

Adjusted segment EBITDA increased $2.4 million, or 20.4%, to $13.9 million for the three months ended September 30, 2010 from $11.5 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues decreased by $2.7 million, or 2.0%, to $128.9 million for the nine months ended September 30, 2010 from $131.6 million for the nine months ended September 30, 2009. Increased revenues from our AcuityTM offering and higher consulting revenues were not enough to offset decreased channel partner revenue and lower unit based revenue versus the prior year. Channel partner revenues have declined due to a lower volume of business. Unit based revenues decreased due to competitive pricing pressures, slightly offset by revenues from a large bankruptcy litigation matter. Consulting revenues increased as a result of higher average bill rates due to the mix of professionals working on engagements, offsetting a lower number of hours driven by the decline of certain investigative engagements.

Gross profit decreased by $4.7 million, or 5.5%, to $81.3 million for the nine months ended September 30, 2010 from $86.0 million for the nine months ended September 30, 2009. Gross profit margin decreased by 2.3 percentage points to 63.1% for the nine months ended September 30, 2010 from 65.4% for the nine months ended September 30, 2009. The gross profit margin decline is primarily due to an increase in pass through costs in 2010 relative to the prior year. A change in the mix of revenue relative to 2009, with a lower proportion of revenue from high margin unit based and channel partner revenue also created margin compression.

SG&A expense decreased by $6.0 million, or 11.7%, to $44.8 million for the nine months ended September 30, 2010 from $50.8 million for the nine months ended September 30, 2009. SG&A expense was 34.8% of revenues for the nine months ended September 30, 2010, versus 38.6% for the nine months ended September 30, 2009. The decrease in SG&A expense is primarily due to lower personnel costs driven by decreased headcount and a decrease in bad debt expense. Research and development expense for the nine months ended September 30, 2010 was $18.8 million, compared to $16.0 million in the nine months ended September 30, 2009 due to the $2.8 million charge in the third quarter of 2010. We had net recoveries of bad debt of $0.9 million for the nine months ended September 30, 2010 compared to bad debt expense of $1.7 million for the nine months ended September 30, 2009. The improvement in bad debt expense was primarily driven by favorable resolution or collections on previously reserved items.

Amortization of other intangible assets decreased to $5.6 million for the nine months ended September 30, 2010 from $6.2 million for the nine months ended September 30, 2009.

Adjusted segment EBITDA increased $3.2 million, or 7.3%, to $47.0 million for the nine months ended September 30, 2010 from $43.8 million for the nine months ended September 30, 2009.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenues	$50,243	$47,493	$143,299	$134,814

Operating expenses:
Direct cost of revenues	32,657	29,336	89,865	84,289
Selling, general and administrative expense	11,167	12,549	34,286	34,792
Special charges	—	—	1,260	—
Amortization of other intangible assets	1,290	1,341	3,862	3,848

	45,114	43,226	129,273	122,929

Segment operating income	5,129	4,267	14,026	11,885
Add back: depreciation and amortization of intangible assets	2,094	2,290	6,314	6,347
Add back: special charges	—	—	1,260	—

Adjusted segment EBITDA	$7,223	$6,557	$21,600	$18,232

Gross profit(1)	$17,586	$18,157	$53,434	$50,525
Gross profit margin(2)	35.0%	38.2%	37.3%	37.5%
Adjusted segment EBITDA as a percent of revenues	14.4%	13.8%	15.1%	13.5%
Number of revenue generating professionals (at period end)	579	547	579	547

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues increased by $2.7 million, or 5.8%, to $50.2 million for the three months ended September 30, 2010 from $47.5 million for the three months ended September 30, 2009. Excluding the estimated negative impact of foreign currency translation due to the weakening of the British pound and Euro relative to the U.S. dollar, organic revenue growth was approximately 7.8%. The increase in organic revenues is primarily due to higher project based revenues including two large crisis communications engagements.

Gross profit decreased by $0.6 million, or 3.1%, to $17.6 million for the three months ended September 30, 2010 from $18.2 million for the three months ended September 30, 2009. Gross profit margin decreased by 3.2 percentage points to 35.0% for the three months ended September 30, 2010 from 38.2% for the three months ended September 30, 2009. The gross profit margin decline is primarily due to increased variable compensation costs compared to 2009 and longer term programs put in place relative to the retention of key employees. A reduction in high margin M&A work also contributed to the margin compression.

SG&A expense decreased by $1.3 million, or 11.0%, to $11.2 million for the three months ended September 30, 2010 from $12.5 million for the three months ended September 30, 2009. SG&A expense was 22.2% of revenue for the three months ended September 30, 2010, versus 26.4% from the three months ended September 30, 2009. The decrease in SG&A expense in 2010 was primarily due to lower bad debt and rent and occupancy expense. We had no net bad debt expense for the three months ended September 30, 2010 compared to $0.8 million for the three months ended September 30, 2009. The improvement in bad debt expense was primarily driven by favorable resolution or collections on previously reserved items.

Amortization of other intangible assets for the three months ended September 30, 2010 of $1.3 million remained flat compared to prior year amortization.

Adjusted segment EBITDA increased by $0.6 million, or 10.1%, to $7.2 million for the three months ended September 30, 2010 from $6.6 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues increased by $8.5 million, or 6.3%, to $143.3 million for the nine months ended September 30, 2010 from $134.8 million for the nine months ended September 30, 2009. Organic revenue growth was approximately $6.5 million, or 4.8%. Excluding the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the Australian dollar relative to the U.S. dollar, organic revenue growth was approximately 2.9%. Revenue growth from acquiring the balance of ownership of the German joint venture in June 2009 was approximately $2.0 million or 1.5%. The segment has also benefitted from two large crisis communications engagements.

Gross profit increased by $2.9 million, or 5.8%, to $53.4 million for the nine months ended September 30, 2010 from $50.5 million for the nine months ended September 30, 2009. Gross profit margin decreased by 0.2 percentage points to 37.3% for the nine months ended September 30, 2010 from 37.5% for the nine months ended September 30, 2009. The gross profit margin decline is primarily due to increased compensation costs compared to 2009 and longer term programs put in place relative to the retention of key employees. A reduction in high margin M&A work also contributed to the margin compression.

SG&A expense decreased by $0.5 million, or 1.5%, to $34.3 million for the nine months ended September 30, 2010 from $34.8 million for the nine months ended September 30, 2009. SG&A expense was 23.9% of revenue for the nine months ended September 30, 2010, versus 25.8% for the nine months ended September 30, 2009. The primary drivers of the decrease in SG&A expense was lower bad debt and rent and occupancy expense, partially offset by higher marketing expense. Bad debt expense was 0.8% of revenues for the nine months ended September 30, 2010 versus 1.6% of revenues for the nine months ended September 30, 2009.

Amortization of other intangible assets for the nine months ended September 30, 2010 of $3.9 million was slightly higher than prior year amortization of $3.8 million.

Adjusted segment EBITDA increased by $3.4 million, or 18.5%, to $21.6 million for the nine months ended September 30, 2010 from $18.2 million for the nine months ended September 30, 2009.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Net cash provided by operating activities	$95,866	$163,544
Net cash used in investing activities	(60,573)	(91,541)
Net cash provided by financing activities	178,021	8,143

We have generally financed our day-to-day operations, capital expenditures and acquisition related contingent payments through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payments of annual incentive compensation and acquisition related contingent payment amounts. Our operating cash flows generally exceed our cash needs subsequent to the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Net cash provided by operating activities decreased by $67.6 million, or 41.4%, to $95.9 million for the nine months ended September 30, 2010 from $163.5 million for the nine months ended September 30, 2009. The decrease in operating cash flows was primarily due to slower collection of accounts receivable in the nine months ended September 30, 2010 driven by a change in the mix of customer arrangements, with fewer restructuring clients and the corresponding up-front payment requirements in 2010. In addition, in the nine months ended September 30, 2010 there were $13.5 million in cash outflows related to the realignment of our workforce and the consolidation of four office locations as discussed under “Special charges,” and an increase in payments for employee related incentive, forgivable loan and retention payments. The Company also made accelerated interest payments on its $200.0 million Notes due 2013 in connection with the purchase and redemption of these notes.

Net cash used in investing activities for the nine months ended September 30, 2010 was $60.6 million as compared to $91.5 million for the nine months ended September 30, 2009. The decrease in cash used in investing activities was primarily due to $15.0 million in proceeds from the maturity of a short-term investment in the first quarter of 2010 as compared to a $35.7 million purchase of short-term investments in the third quarter of 2009. Cash outflows for acquisitions totaled $60.3 million for the nine months ended September 30, 2010, including $27.5 million of contingent acquisition payments and $8.6 million in cash held in escrow, payable upon final determination of the acquired working capital balance. Cash flows for acquisitions totaled $38.2 million for the nine months ended September 30, 2009, including contingent acquisition payments of $35.0 million. Capital expenditures were $14.8 million for the nine months ended September 30, 2010 as compared to $18.0 million for the nine months ended September 30, 2009. Capital expenditures in both 2010 and 2009 primarily related to leasehold improvements and the purchase of data processing equipment.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $178.0 million as compared to $8.1 million for the nine months ended September 30, 2009. Our financing activities for the nine months ended September 30, 2010 included $391.6 million in proceeds from the issuance of the 6 3/4% senior notes and $4.6 million received from the issuance of common stock under equity compensation plans. These cash inflows were offset by $190.5 million in cash outflows for the repayment of long-term debt, including the purchase of the 7 5/8% senior notes pursuant to the tender offer and $26.1 million in cash outflows for the purchase and retirement of common stock. Our financing activities for the nine months ended September 30, 2009 included $15.7 million received from the issuance of common stock under equity compensation plans offset by $13.5 million to repay notes payable, primarily to former owners of an acquired business.

Capital Resources

As of September 30, 2010, our capital resources included $331.2 million of cash and cash equivalents and available borrowing capacity of $246.4 million under a $250 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of September 30, 2010, we had no outstanding indebtedness under our revolving line of credit, however, $3.6 million of outstanding letters of credit reduced the availability of borrowings under that line of credit. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under our senior managing director incentive compensation program;

•	discretionary funding of our stock repurchase program;

•	potential earn-out obligations and stock floor guarantees related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our businesses.

We currently anticipate aggregate capital expenditures will range between $25 million to $30 million to support our organization during 2010, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price is in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse.

In connection with our required adoption of the new accounting principles for business combinations, contingent purchase price obligations included in business combinations consummated subsequent to December 31, 2008 are recorded as liabilities on our consolidated balance sheet and re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent purchase price obligations accounted for under the new accounting principles for business combinations are $18.9 million at September 30, 2010.

Holders of our 3  3/4% senior subordinated convertible notes (“Convertible Notes”) may convert them only under certain circumstances, including certain stock price related conversion contingencies. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion of the Convertible Notes will be paid either in cash, shares of our common stock or a combination of cash and shares of our common stock at our option. The “conversion value” of each note is the average closing price of our shares over the “conversion reference period,” as defined in the indenture, multiplied by the initial conversion rate of 31.998 shares of our common stock for each $1,000 principal amount of the Convertible Notes, subject to adjustment upon specified events.

The Convertible Notes were convertible at the option of the holders through October 14, 2010 as provided in the indenture covering the notes. The Convertible Notes became convertible as a result of the closing price per share of our common stock exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 trading days in the 30 consecutive trading day period ended July 15, 2010. As of October 15, 2010, the Convertible Notes became non-convertible as a result of the closing price per share of our common stock not exceeding the conversion threshold price of $37.50 per share (120% of the applicable conversion price of $31.25 per share) for at least 20 trading days in the 30 consecutive trading day period ended October 14, 2010. The Convertible Notes will be non-convertible through January 14, 2011 as provided in the indenture covering the Convertible Notes and will not become convertible unless the closing price per share of our common stock exceeds the conversion threshold price of $37.50 per share for at least 20 trading days in the 30 consecutive trading day period ending January 14, 2011 and subsequent measurement periods.

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

The Convertible Notes are registered securities. As of September 23, 2010, the date of the last trade prior to September 30, 2010, the Convertible Notes had a market price of $1,215 per $1,000 principal amount of Convertible Notes, compared to an estimated conversion value of approximately $1,074 per $1,000 principal amount of Convertible Notes. Because the Convertible Notes have historically traded at market prices above the estimated conversion values, we do not anticipate holders will elect to convert their Convertible Notes in the near future, if convertible, unless the value ratio should change. However, we believe we have adequate capital resources to fund potential conversions.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving special purpose entities.

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of September 30, 2010. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to September 30, 2010 and prior to the September 25, 2015 maturity date.

The interest obligation on our long-term debt assumes that our senior notes will bear interest at their stated rates. Our Convertible Notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash.

Future contractual obligations related to our operating leases are net of contractual sublease receipts. Long-term debt that is puttable by the holder has been classified as maturing in 2010 on the following table and includes the $149.9 million principal amount of Convertible Notes and $5.9 million of notes payable to former owners of an acquired business. In addition, $14.2 million principal amount of 7 5/8% senior notes that were redeemed on November 1, 2010 has been classified as maturing in 2010.

Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Long-term debt	$819,999	$169,999	$6,000	$6,000	$6,000	$6,000	$626,000
Interest on long-term debt	389,033	13,124	51,911	48,854	45,328	44,848	184,968
Capital lease obligations	387	11	326	50	—	—	—
Operating leases	282,306	10,800	39,251	34,078	29,892	27,074	141,211

Total obligations	$1,491,725	$193,934	$97,488	$88,982	$81,220	$77,922	$952,179

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $246.4 million of availability under our bank credit facility are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $331.2 million of cash and cash equivalents at September 30, 2010;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2010 of about $25 million to $30 million;

•	funds required to satisfy potential contingent payments and other obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the discretionary funding of our share repurchase program;

•	the funds required to satisfy conversion of the Convertible Notes; and

•	other known future contractual obligations.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our bank credit facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected changes in significant numbers of employees. The anticipated cash needs of our businesses could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now reasonably anticipated, or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical and may appear under the headings “Part 1—Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010, and the other documents we file with the SEC. When used in this quarterly report, words such as estimates, expects, anticipates, projects, plans, intends, believes, or forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

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

Equity Price Sensitivity

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. There are no determination dates remaining in 2010. The following table details by year the cash outflows that would result from the price protection payments if, on the applicable determination dates, our common stock price was at, 20% above, 20% below or 30% below our closing common stock price on September 30, 2010 of $34.69 per share.

	2011	2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $34.69 at September 30, 2010	$7,109	$4,079	$4,922	$16,110
20% increase in share price	5,686	3,235	3,758	12,679
20% decrease in share price	8,532	4,999	6,085	19,616
30% decrease in share price	9,757	5,786	6,667	22,210

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This below description of the risk factors associated with our indebtedness supersedes and replaces in its entirety the section entitled “Risks Related to Our Indebtedness” previously included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 26, 2010. There have been no material changes in any of the other risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to our Indebtedness

Our leverage could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our outstanding Notes, Revolving Credit Facility and other outstanding indebtedness.

Our total consolidated long-term debt as of September 30, 2010 was approximately $810.3 million, after giving effect to the offering and sale of $400.0 million principal amount of our 6 3/4% senior notes due 2020, or 2020 Notes, and our initial purchase of approximately $185.8 million of our outstanding 7 5/8% Senior Notes due 2013, or 2013 Notes, which closed on September 28, 2010 pursuant to the Tender Offer that commenced on September 14, 2010. In addition, on September 27, 2010, we closed our new $250.0 million senior secured bank revolving credit facility, or Revolving Credit Facility. As of September 30, 2010, we had $246.4 million of undrawn availability under our Revolving Credit Facility.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to satisfy our payment and other obligations under our outstanding senior notes or our other outstanding debt;

•

resulting in an event of default if we fail to comply with the financial and other covenants contained in the indentures governing our outstanding senior notes, the credit agreement governing the Revolving Credit Facility and the documents governing our other outstanding debt agreements, which could result in all of our debt becoming immediately due and payable and could permit the lenders under our Revolving Credit Facility to foreclose on the assets securing such debt;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our debt with variable interest rates, including the Revolving Credit Facility;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

If we or our subsidiaries incur additional debt, the related risks that we and they now face could intensify.

Our ability to pay principal and interest on and to refinance our debt depends upon the operating performance of our subsidiaries, which will be affected by, among other things, general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our Revolving Credit Facility or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

In the event that we need to refinance all or a portion of our outstanding debt before maturity or as it matures, we may not be able to obtain terms as favorable as the terms of our existing debt or refinance our existing debt at all. If prevailing interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our financial condition and results of operations.

Despite our current level of indebtedness, we and our subsidiaries may still incur significant additional indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indentures governing our 2013 Notes, 7 3/4% senior notes due 2016, or 2016 Notes, 2020 Notes and 3 3/4% convertible senior subordinated notes due 2012, or Convertible Notes, or collectively referred to with the 2013 Notes, 2016 Notes and 2020 Notes, the Notes, and our Revolving Credit Facility, limit, but do not prohibit, us from incurring additional indebtedness. In addition, the indentures that govern the Notes will allow us to issue additional notes under certain circumstances which may also be guaranteed by our domestic subsidiaries that guarantee the Notes and the Revolving Credit Facility and our future domestic subsidiaries. The indentures for the Notes also allow us to incur certain other additional secured debt, which would be effectively senior to the Notes. In addition, the indentures for the Notes do not prevent us from incurring other liabilities that do not constitute indebtedness. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to the Notes. If we incur new debt or other liabilities, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service our indebtedness, including the Notes, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations, including with respect to the Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our Revolving Credit

Facility and the indentures that govern the Notes, may restrict us from pursuing any of these alternatives. Any limitation on our ability to pay principal of and interest on the Notes and/or our Revolving Credit Facility may also reduce the value of our Notes.

Our variable rate indebtedness will subject us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our Revolving Credit Facility will be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of the Revolving Credit Facility, Notes or our other indebtedness.

The covenants in our Revolving Credit Facility and the indentures governing our Notes impose restrictions that may limit our operating and financial flexibility.

The Revolving Credit Facility is includes negative covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•	create, incur, assume or suffer to exist liens;

•	make investments and loans;

•	create, incur, assume or suffer to exist additional indebtedness or guarantees;

•	engage in mergers, acquisitions, consolidations, sale-leasebacks and other asset sales and dispositions;

•	pay dividends or redeem or repurchase our capital stock;

•	alter the business that we and our subsidiaries conduct;

•	engage in certain transactions with affiliates;

•	modify the terms of certain indebtedness, including the indentures governing the Convertible Notes, the 2013 Notes, the 2016 Notes and the 2020 Notes;

•	prepay, redeem or purchase certain indebtedness, including the Convertible Notes, the 2013 Notes, the 2016 Notes and 2020 Notes; and

•	make material changes to accounting and reporting practices.

In addition, the Revolving Credit Facility includes financial covenants that may require us to maintain (i) a maximum leverage ratio, (ii) a maximum senior secured leverage ratio, (iii) a minimum fixed charge coverage ratio, and (iv) commencing December 31, 2011, minimum liquidity of at least 115% of the aggregate outstanding principal amount of the Convertible Notes.

On September 28, 2010, we received sufficient consents to approve the proposed amendments to the indenture governing the 2013 Notes, or the 2013 Note Indenture, that, among other modifications, eliminated substantially all of the restrictive covenants and certain events of default in the 2013 Note Indenture. We have entered into a supplemental indenture with the trustee of the 2013 Notes implementing these amendments. On the other hand, the indentures governing the 2016 Notes and 2020 Notes contain a number of significant restrictions and covenants that may limit our ability and our subsidiaries’ ability to, among other things:

•	incur or guarantee additional indebtedness;

•	make certain restricted payments;

•	create or incur certain liens;

•	create restrictions on the payment of dividends or other distributions to us from our restricted subsidiaries;

•	engage in certain sale and leaseback transactions;

•	transfer all or substantially all of our assets or the assets of any restricted subsidiary or enter into merger or consolidation transactions with third parties; and

•	engage in certain transactions with affiliates.

Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain debt covenants. If we violate these covenants and are unable to obtain waivers, our debt under these agreements would be in default and could be accelerated and could permit, in the case of secured debt, the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, results of operations or financial condition could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the Notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

The subsidiary guarantees of the Notes and Revolving Credit Facility may not be enforceable because of fraudulent conveyance laws.

The obligation of our guarantor subsidiaries may be subject to challenge under state, federal or foreign fraudulent conveyance or transfer laws. Under state and federal laws, if a court, in a lawsuit by an unpaid creditor or representative of creditors of such subsidiary, such as a trustee in bankruptcy or the subsidiary in its capacity as debtor-in-possession, were to find that, at the time such obligation was incurred, such subsidiary, among other things:

•	did not receive fair consideration or reasonably equivalent value therefore; and

•	either:

•	was (or was rendered) insolvent by the incurrence of the guarantee;

•	was engaged or about to engage in a business or transaction for which its assets constituted unreasonably small capital to carry on its business; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured;

a court could void such subsidiary’s obligation under the guarantee, and direct the return of any payment made under the guarantee to the subsidiary or to a fund for the benefit of its creditors.

Moreover, regardless of the factors identified above, such court could void such subsidiary’s obligation, and direct such repayment, if it found that the obligation was incurred with the intent to hinder, delay, or defraud such subsidiary’s creditors. In that event, the holder of the Notes and the Revolving Credit Facility would not have the benefit of such subsidiary’s guarantee and would have to look for payment solely from us.

The measure of insolvency for purposes of the above will vary depending upon the law of the jurisdiction being applied. Generally, however, an entity would be considered insolvent:

•	if the sum of its debts is greater than the fair value of all of its property;

•	if the present fair salable value of its assets is less than the amount that will be required to pay its probable liability on its existing debts as they become absolute and mature; or

•	if it could not pay its debts as they become due.

Effective subordination of the Notes and the guarantees to substantially all of our existing and future secured debt and the existing and future debt of the guarantors may reduce amounts available for payment of the Notes and guarantees.

Our Notes and the guarantees are unsecured. Accordingly, the Notes will be effectively subordinated to any of our existing and future secured indebtedness, including the Revolving Credit Facility, and, a guarantor’s guarantees will be effectively subordinated to all of that guarantor’s secured indebtedness, in each case to the extent of the value of the assets securing such indebtedness. In the event of a bankruptcy, liquidation or similar proceeding, or if payment under any secured obligation is accelerated, the assets that serve as collateral for any secured indebtedness will be available to satisfy the obligations under the secured indebtedness before any payments are made on the Notes. As of September 30, 2010, we had no secured indebtedness. In addition, as of September 30, 2010 we had approximately $246.4 million of undrawn availability under our Revolving Credit Facility.

Effective subordination of the Notes and the guarantees to indebtedness of our existing and future non-guarantor subsidiaries may reduce amounts available for payment of the Notes and the guarantees.

The Notes and the guarantees will also be effectively subordinated to the unsecured indebtedness and other liabilities of our subsidiaries that are not guarantors and of those guarantors whose guarantees of the Notes are released or terminated. Except to the extent that we or a guarantor is a creditor with recognized claims against our other subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our other subsidiaries will have priority with respect to the assets of such subsidiaries over our and the guarantors’ claims (and therefore the claims of our creditors, including holders of the Notes). As of September 30, 2010, our subsidiaries (other than the guarantors) would have had approximately $276.3 million of liabilities, of which approximately $87.1 million would have been owed to us or the guarantors.

We may not have sufficient funds to repurchase Notes upon a change of control, and certain strategic transactions may not constitute a change of control.

The terms of the Notes will require us to make an offer to repurchase the Notes upon the occurrence of a change of control (as defined under the applicable indentures), in some cases at a premium in excess of the principal amount of such Notes plus accrued interest to the date of the purchase. It is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of Notes and will be required to obtain third party financing to do so. We may not be able to obtain this financing on commercially reasonable terms, or on terms acceptable to us, or at all. In addition, the occurrence of certain change of control events may constitute an event of default under the terms of our Revolving Credit Facility. Such an event of default would entitle the lenders under our Revolving Credit Facility to, among other things, cause all outstanding debt to become due and payable.

We continuously evaluate and may in the future enter into strategic transactions. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a sale of all or substantially all of our assets. Moreover, such strategic transactions may or may not be deemed to constitute a “change of control” as defined in the indentures that govern the Notes and/or the credit agreement governing our Revolving Credit Facility.

We may be required to pay substantial amounts in cash to holders of our Convertible Notes at the time of conversion prior to maturity.

Our Convertible Notes will mature on July 15, 2012. The Convertible Notes will be convertible if the trading price of our common stock equals or is above the applicable conversion price for a conversion measurement period. If the trading price of our common stock falls below the applicable conversion price for a conversion measurement period, the Convertible Notes will not be convertible until the trading price of our common stock is again above the applicable conversion price for a conversion measurement period. We may be required to pay substantial amounts in cash to holders of our Convertible Notes prior to their stated maturity due to conversions. The indentures governing our 2013 Notes, 2016 Notes and 2020 Notes, and the credit agreement governing our Revolving Credit Facility generally allow for these payments in some, but not all, circumstances. Payments of our Convertible Notes upon conversion could be construed to be a prepayment of principal on subordinated debt, and our existing and future senior debt may prohibit us from making those payments, or may restrict our ability to do so by requiring that we satisfy certain covenants relating to the making of restricted payments. If we are unable to pay the conversion consideration, we could seek consent from our senior creditors to make the payment. If we are unable to obtain their consent, we could attempt to refinance the senior debt. If we were unable to obtain consent or refinance the debt, we would be prohibited from paying the cash portion of the conversion consideration, in which case we would have an event of default under the indenture governing our Convertible Notes. An event of default under the indenture governing the Convertible Notes could constitute an event of default under the indentures governing our 2013 Notes, 2016 Notes and 2020 Notes and the Revolving Credit Facility.

The indenture governing the Convertible Notes provides that the Convertible Notes are convertible only upon the occurrence of certain events; therefore, we are not able to control the timing of any conversion of the Convertible Notes. As a result of making cash payments on the Convertible Notes, we may not have sufficient cash to pay the principal of, or interest on, our other indebtedness and fund our other cash needs. We may attempt to borrow under our Revolving Credit Facility to help fund such payments, but there can be no assurance that we will have sufficient availability under that or any successor facility or that our credit facility lenders will allow us to draw on that facility for the purpose of making payments on our Notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the third quarter ended September 30, 2010 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid Per share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program(4)
July 1 through July 31, 2010	365	(1)	$33.14	336	$238,868
August 1 through August 31, 2010	430	(2)	$35.18	426	$223,878
September 1 through September 30, 2010	0	(3)	$33.40	—	$223,878

Total	795			762

(1)

The difference between the number of shares purchased and the number of shares purchased as part of a publically announced program is 8,243 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock and 20,000 shares of common stock purchased by affiliated purchasers.

(2)

The difference between the number of shares purchased and the number of shares purchased as part of a publically announced program is 3,969 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Represents 128 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

On November 4, 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million and terminated the $50.0 million stock repurchase program authorized in February 2009. As of September 30, 2010, a balance of $223.9 million remains available under the program to fund stock repurchases by the Company.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated December 18, 2008. (Filed with the SEC on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to the By-Laws of FTI Consulting, Inc. dated February 25, 2009. (Filed with the SEC on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

4.1	Tenth Supplemental Indenture, dated September 28, 2010, among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, relating to FTI Consulting, Inc.’s 7 5/8% Senior Notes due 2013. (Filed with the SEC on September 28, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 27, 2010 and incorporated herein by reference.)

4.2	Indenture, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, relating to FTI Consulting, Inc.’s 6 3/4% Senior Notes due 2020. (Filed with the SEC on September 28, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 27, 2010 and incorporated herein by reference.)

4.3	Form of 6 3/4% Senior Notes due 2020 (included in Exhibit 4.2)

4.4	Form of Notation of Guarantee (included in Exhibit 4.2)

4.5	Registration Rights Agreement, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Banc of America Securities LLC. (Filed with the SEC on September 28, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 27, 2010 and incorporated herein by reference.)

10.1*	Credit Agreement, dated as of September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent. (Filed with the SEC on September 28, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 27, 2010 and incorporated herein by reference.)

10.2*	Security Agreement, dated as of September 27, 2010, by and among grantors party thereto and Bank of America, N.A., as administrative agent. (Filed with the SEC on September 28, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 27, 2010 and incorporated herein by reference.)

10.3

Pledge Agreement, dated as of September 27, 2010, by and among pledgors party thereto and

Bank of America, N.A., as administrative agent. (Filed with the SEC on September 28, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 27, 2010 and incorporated herein by reference.)

Exhibit Number	Exhibit Description

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101**	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended September 30, 2010, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Exhibits, schedules (or similar attachments) have not been filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
†	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010

FTI CONSULTING, INC.

By	/s/ CATHERINE M. FREEMAN
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)