Form 10-K
period 2010-12-31
FTI CONSULTING INC
filed 2011-02-25
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2.1 billion, based on the closing sales price of the registrant’s common stock on June 30, 2010.

The number of shares of registrant’s common stock outstanding on February 18, 2011 was 46,210,134.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our 2010 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2010

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

•

general economic factors, industry trends, restructuring and bankruptcy rates, legal or regulatory requirements, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control;

•	our ability to manage growth;

•	risk of non-payment of receivables;

•	the amount and terms of our outstanding indebtedness;

•	proposed changes in accounting principles; and

•	risks relating to the obsolescence of, changes to, or the protection of, our proprietary software products and intellectual property rights.

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

We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation matters, mergers and acquisitions, or M&A, antitrust and competition matters, electronic discovery, or e-discovery, management and retrieval of electronically stored information, reputation management and strategic communications. We also provide services to help our clients to take advantage of economic, regulatory, financial and other business opportunities. We have expertise in highly specialized industries, including real estate and construction, automotive, telecommunications, healthcare, energy and utilities, chemicals, banking, insurance, pharmaceuticals, retail, information technology and communications, and media and entertainment. Our experienced professionals include many individuals who are widely recognized as experts in their respective fields. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks and local, state and national governments and agencies in the United States (U.S.) and other countries. In addition, major U.S. and international law firms refer us or engage us on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs.

From December 31, 2009, we increased our number of revenue-generating professionals by approximately 1% to 2,668 as of December 31, 2010, and we increased our total number of employees by approximately 2% to 3,527 as of December 31, 2010. As of December 31, 2010, we had operations across 33 U.S. cities and 22 foreign countries — the United Kingdom (UK), Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the Philippines, the United Arab Emirates, Bahrain, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada and the British Virgin Islands.

Our Business Segments

We discuss our five business segments in greater detail below.

Corporate Finance/Restructuring

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, private equity sponsors, banks, lenders and other financing sources and creditor groups, as well as other parties-in-interest. We advise on a wide range of areas, including restructuring (including bankruptcy), financings, claims management, M&A, post-acquisition integration, valuations, tax issues and performance improvement. We also provide expert witness testimony, bankruptcy and insolvency litigation support and trustee and examiner services. We have particular expertise in the automotive, chemicals, communications, media and entertainment, energy and utilities, healthcare, real estate, financial services and retail industries.

A number of factors affect the demand for our corporate finance/restructuring services, including general economic conditions, the availability of credit, leverage levels, lending activity, over-expansion of businesses, competition, M&A activity and management crises. During 2010, the demand for restructuring (and bankruptcy) services moderated from the levels we began seeing in 2007 through the height of the global recession and financial crisis in 2008 and 2009, primarily due to lower corporate default rates as a result of the availability of debt modifications prior to default and maturity and the increased availability of financing at lower interest rates and on more advantageous terms. In addition, our restructuring (bankruptcy) engagements have been affected by the increase in pre-planned/pre-packaged restructurings or bankruptcies, which limits the constituencies who have a need for advisory services. If demand for one or more of our corporate finance/restructuring services weakens, our objective is to manage utilization by shifting professionals to work on engagements in other service offerings or our other business segments, if possible.

In 2010, the services offered by our Corporate Finance/Restructuring segment included:

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

Performance Improvement Services. Our Performance Improvement practice assists companies in developing and implementing programs designed to deliver accelerated value creation through increasing earnings and margins and improving cash flow. This is achieved by improving the underlying operational and financial metrics of a company by targeting specific drivers of margin growth leading to corresponding enterprise value enhancement. FTI professionals achieve measurable, tangible improvement in areas such as revenue generation, finance organization optimization, operational process management, shared services & outsourcing, IT optimization, SG&A cost reduction, and working capital management. Our team has relevant skills across industries and has been helping companies and/or their equity sponsors with services such as outsourcing advisory services, complex merger integrations and carve-outs, business intelligence consulting and the reengineering of supply chains. Our performance improvement services represent high value-added and results oriented services marketed to our existing restructuring and transaction advisory clients as well as new clients. We have particular expertise in providing performance improvement services to the healthcare industry.

Interim Management Services. We provide interim management services to companies in crisis. Our professionals can fill the roles of chief executive officer, chief financial officer, chief operating officer, chief restructuring officer and other key management positions to improve viability, stabilize financial position and protect enterprise value, resolve regulatory compliance issues, establish credibility with stakeholders and drive long-term positive change.

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

Transaction Advisory Services. Our Transaction Advisory Services (TAS) practice combines the disciplines of financial accounting, investment banking, tax advice, valuation services and Securities and Exchange Commission (SEC) regulatory experience to help our clients maximize value and minimize risk in M&A transactions. We provide many services relating to business acquisitions that include: performing due diligence reviews, evaluating key value drivers and risk factors, advising on the most advantageous tax and accounting structure for the transaction and assessing quality of earnings, quality of balance sheet and working capital requirements. We identify value enhancers and value issues. We provide comprehensive tax consulting intended to maximize a client’s return on investment. We help structure post-acquisition earn-outs and price adjustment mechanisms to allow a client to realize optimal value. We advise clients regarding regulatory and SEC requirements and internal controls and compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). We help structure retention and exit strategies. We also perform services for clients involved in purchase price disputes such as assessing the consistent application of Generally Accepted Accounting Principles (GAAP), earn-out issues, working capital issues, settlement ranges and allocation of purchase price for tax purposes. We have the capacity to provide investment banking services through our Financial Industry Regulatory Authority (FINRA) registered subsidiary, which focuses on identifying and executing value-added transactions for public and private middle market companies in the communications and media and entertainment industries.

Real Estate and Financial Advisory Practice. Our Real Estate and Financial Advisory practice has a dedicated focus on the real estate and finance industry and the capital markets that serve it. Our services are designed to create integrated financial, tax and real estate solutions for clients having underlying value in real estate operations and assets. We provide a range of real estate and financial advisory services including M&A, due diligence, valuation, lease consulting, financial outsourcing, IPO, REIT tax structuring and compliance, executive compensation, master planning and development services, cost segregation and private client services.

The practice represents public and private real estate entities including REITs, financial institutions, investment banks, opportunity funds, insurance companies, hedge funds, pension advisors and owners/developers.

In 2010, we expanded our Corporate Finance/Restructuring segment into Spain. In August 2010, we completed our FS Asia Advisory acquisition (formerly Ferrier Hodgson Hong Kong Group), which significantly expanded the operations of our Corporate Finance/Restructuring segment in Asia with new offices in China (Shanghai), Hong Kong, the Philippines and Singapore. From December 31, 2009, we reduced the number of revenue-generating professionals in our Corporate Finance/Restructuring segment by approximately 4% to 725 professionals as of December 31, 2010.

Forensic and Litigation Consulting

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments and risk mitigation services. We assist our clients in all phases of government and regulatory investigations, inquiries and litigation, regardless of the subject matter of the proceeding or investigation, including pre-filing assessments, discovery, trial preparation, expert testimony and investigation and forensic accounting services. We have particular expertise in the automotive, construction, communications, media and entertainment, energy, healthcare and financial and insurance services and pharmaceutical industries. We have the capacity to provide our full array of services across jurisdictional boundaries around the world. Effective January 1, 2010, we implemented a change in our organizational structure that resulted in the movement of our Financial and Enterprise Data Analysis (FEDA) sub-practice from our Technology segment to our Forensic and Litigation Consulting segment.

A number of factors affect the demand for our forensic and litigation consulting services, including the number of large complex litigations, governmental and regulatory investigations, class-action suits, business espionage and illegal or fraudulent activity. If demand weakens for a particular service offering, our objective is to manage utilization by shifting professionals to work on engagements of our other business segments, if possible.

In 2010, the services offered by our Forensic and Litigation Consulting segment included:

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

Financial and Data Enterprise Analysis (FEDA). In January 2010, our Forensic and Litigation Consulting segment began operating our FEDA practice, which was previously operated through our Technology segment. Our structured data experts deliver strategic business solutions for clients requiring in-depth analysis of large, disparate sets of financial, operational and transactional data. Among the services offered are:

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

In addition, our professionals provide electronic discovery, or e-discovery, process consulting and project management, by assisting clients to manage the various phases of e-discovery, develop cost estimates to support excess burden claims, publish litigation holds, select e-discovery and information management technology and develop defensible and repeatable procedures for handling electronically stored information, or ESI. In addition, we provide strategic discovery advice to counsel and conduct system inventories to develop data map and provide expert testimony.

From December 31, 2009, we increased the number of revenue-generating professionals in our Forensic and Litigation Consulting segment by approximately 7% to 806 professionals as of December 31, 2010.

Economic Consulting

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world. We deliver sophisticated economic analysis and modeling of issues arising in M&A transactions, complex antitrust litigation, commercial disputes, international arbitration, regulatory proceedings and securities litigation. Our statistical and economic experts help clients analyze complex economic issues such as the economic impact of deregulation on a particular industry or the amount of commercial damages suffered by a business as a result of particular events. We have deep industry experience in such areas as commercial and investment banking, telecommunications, media and entertainment, energy and electric power, transportation, healthcare, IT/Internet and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex derivatives), competitive effects and intellectual property disputes. They also provide analyses and advice relating to antitrust and competition cases, regulatory proceedings, business valuations and public policy.

A number of factors affect the demand for our economic consulting services, including M&A activity (particularly large mergers of firms that are perceived to compete with each other in providing goods and services), general economic conditions, competition and governmental investigations.

In 2010, the services offered by our Economic Consulting segment included:

Economic and Econometric Consulting Services. We provide economic and econometric consulting services to assist clients in public policy debates, regulatory proceedings, antitrust lawsuits and securities and commercial litigation. Our services include financial and economic analyses of policy, regulatory and litigation matters for corporations, governments and public-sector entities in the U.S. and around the world.

Network Industries Strategies. Our Network Industries Strategies practice advises major network industries, such as telecommunications, electric power, energy and transportation, on strategic and tactical challenges associated with transitioning from heavily regulated to more competitive environments.

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

From December 31, 2009, we reduced the number of revenue-generating professionals in our Economic Consulting segment by approximately 2% to 297 professionals as of December 31, 2010.

Technology

Our Technology segment is a leading electronic discovery and information management software and service provider. We provide software services and consulting to companies, law firms, courts and government agencies worldwide. We assist clients with internal, regulatory and global investigations, early case assessment, litigation and joint defense, antitrust and competition investigations, including “second requests” under the Hart Scott Rodino Antitrust Improvements Act of 1976, or the HSR Act, and the secure management, analysis and use of critical corporate information. We provide a comprehensive suite of software and services to help clients locate, review and produce electronically stored information, or ESI, including e-mail, computer files, voicemail, instant messaging, and financial and transactional data.

Our proprietary Ringtail® software is used for e-discovery and document review, including litigation support and secure information management. Ringtail® is also used in transactional settings to support information “deal rooms” and M&A activity. Our Ringtail® technology is designed to ensure quality, reduce risk, increase productivity and support cost-effective review, preparation and production of ESI. We have integrated Attenex® patented visual analytics technology with Ringtail® to enable rapid, effective identification and analysis of relevant content for litigation, investigations and regulatory response projects.

FTI e-discovery software can be deployed either on-premises by the company, law firm, government agency or other client, or on-demand as a hosted solution through FTI or its network of third-party service providers. This hybrid deployment capability helps clients scale to the unique demands of their individual case requirements while maintaining a consistent and cost-effective e-discovery process.

In January 2010, we introduced AcuityTM, a comprehensive legal review offering that reduces the cost and complexity of e-discovery. AcuityTM provides processing through production e-discovery workflow, including document review, at a single, predictable price and in a collaborative manner that integrates the client, counsel and service provider.

A number of factors affect the demand for our technology services, including competing services and products, price and the number of large complex litigations, class action proceedings, M&A activity and governmental and internal investigations.

In 2010, the software and services offered by our Technology segment included:

Litigation Readiness. Our experienced professionals work with a wide variety of systems and sources of ESI across multiple industries and jurisdictions to better position organizations facing critical investigative, litigation or dispute related demands. Our litigation readiness services include the development of proactive information privacy and security programs, plain-English records policies, retention schedules, litigation hold strategies, archiving software selection and backup tape disposition strategies.

Identification, Preservation and Collection. We assist companies facing time-sensitive demands placed upon electronic data, networks and systems. We help our clients meet requirements for uncovering, analyzing and producing data from a variety of sources, including e-mail, voicemail, backup tapes, shared server files and databases, often on multiple continents. We provide both proactive and reactive support using expert services, methodologies and tools that help companies and their legal advisers understand technology-related issues. Our technical experts work closely with our forensic accountants and financial investigation professionals to recover, organize and analyze ESI, regardless of the format or language of the data and forensically reconstruct complex transaction data. Through our direct work with clients, we have developed proprietary technology to meet the demands of emerging data types, including cloud-based applicable data and Microsoft SharePoint.

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

Global Investigations. Investigations can range widely, including those relating to whistleblower allegations, government inquiries and subpoenas, corporate due diligence, FCPA violations and financial fraud. Often, the only consistent requirements across investigations are short response times and an urgent need to keep sensitive data secure. Other increasingly common variables, such as foreign data privacy laws and high data volumes, create significant challenges for companies to conduct investigations in a defensible and secure manner. In response, in 2010, we introduced FTI InvestigateTM, which combines our industry-leading software and expert forensic investigations to deliver a quick understanding of the case facts, secure control of sensitive data and defensible preservation and review strategies in compliance with local data privacy laws.

Document Review. We offer software and services designed to lower the total cost of e-discovery and, in particular, the most costly component of the process, document review. Our AcuityTM document review offering provides clients with a comprehensive suite of e-discovery services and software, which includes document review and is delivered at a fixed price. Our Ringtail® software incorporates leading-edge concept and visual analytics technology to increase the accuracy and speed of document reviewers during litigation, investigations and regulatory inquiries.

Software Products and Services. Our software products and services include the following e-discovery capabilities:

•

Data Acquisition and Conversion. Ringtail® provides clients with advanced e-discovery and analysis techniques, as well as native format data processing services. These services can quickly extract e-mail and other data from a number of sources and provide the data in the client’s specified format. Data can be delivered for use in the client’s Ringtail® on-premise system or hosted in a Ringtail® on-demand environment by FTI or an FTI service provider.

•

Data Culling. FTI provides de-duplication and near-duplication detection services for Ringtail® on-demand clients to help reduce the document set prior to review. In some cases, Ringtail® incorporates third party software to provide these solutions. On premises clients use our Workbench product to automate the process of preparing electronic content for review. Workbench includes patented suppression and de-duplication technology along with other features to help clients manage and reduce larger data sets.

•

Data Review and Analysis. Our Ringtail® product is a scalable and configurable web-centric platform that facilitates rapid review and coding of documents. Clients can install Ringtail® on their own servers or quickly launch a case from dedicated FTI or third party servers. Ringtail® provides multi-lingual support as one of the distinctive aspects of its capabilities. Ringtail®’s document mapper interface groups similar documents together to help reviewers make faster and more accurate document decisions. Document mapper is a component of the Ringtail® analytics module, which provides clients with advanced methods to review and organize large sets of data during legal, investigative and regulatory events.

•	Data Production. Ringtail® has the power and flexibility to scale and meet large and small document production needs and produce documents in all electronic formats for its clients.

In January 2010, our Technology segment expanded its Australian and UK operations to include new data center capabilities. From December 31, 2009, we increased the number of revenue-generating professionals in our Technology segment by approximately 2% to 257 professionals as of December 31, 2010.

Strategic Communications

We provide advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting. Our strategic communications services include financial communications and investor relations, reputation management and brand communications, public affairs, business consulting and digital design and marketing. These are offered through a global network of 30 offices in 19 countries. We believe our integrated offering, which includes a broad scope of services, diverse sector coverage and global reach, is unique and distinguishes us from other strategic communications consultancies.

A number of factors affect the demand for our strategic communications services, including M&A activity, public stock offerings, business crises and governmental legislation and regulation. During 2010, demand for our strategic communications services increased over the depressed levels of 2009, primarily due to two large crisis management engagements, however, demand continued to be affected by weakness in the markets for M&A, stock offerings and capital market transactions and a slow recovery of discretionary spending by companies’ on such services as branding, communications, marketing and media and investor relations.

In 2010, the services provided by our Strategic Communications segment included:

Strategic Financial Communications and Investor Relations. We specialize in advising clients on their communications to investors and other financial audiences to help them achieve fair valuations in capital markets through ongoing investor relations advice and support and strategic consulting on issues that can impact enterprise value. Our services include advice on investment positioning, corporate governance and disclosure policy, strategic boardroom advice on investor issues, capital markets intelligence, research and analysis of shareholder demographics, investor targeting, institutional investor and financial analyst meetings, investor perception audits, financial news and calendar management, peer monitoring and initial public offering communications. We also advise clients in situations that present threats to their valuation and reputation with investors such as proxy contests, financial restatements, shareholder activism, unplanned management changes and other crises.

Public Affairs. We advise senior business leaders and leading organizations across the world on how to manage relationships with, and make substantive contributions to, governments, politicians and policy-makers at the most senior levels in key jurisdictions. Our integrated global team is based in leading political centers including Beijing, Brussels, London and Washington. We combine public affairs, economic consulting and capital markets expertise with strategic communications and business advisory skills. We offer the full range of engagement programs, ranging from crisis management of imminent legislation to longer-term shaping of the policy environment. We use a range of qualitative and quantitative tools to establish our clients’ case and support their political engagement strategies, whether in terms of message refinement, policy mapping or reputation benchmarking. Our team incorporates many of the world’s foremost economic experts in disciplines such as financial economics, antitrust, regulation and the economics of public policy.

Reputation Management, Corporate Communications and Brand Communications. We provide creative services to build consumer and business-to-business brands, including corporate brand positioning advice, strategic marketing advice, business-to-business marketing consultancy, media relations, qualitative and quantitative research, sponsorship consultancy, thought leadership consultancy and launch and event management. Our media relations services advise and assist clients with respect to financial, business and trade media programs, broadcast placement, market commentary, executive visibility, regional media programs, editorial placement, media monitoring, intelligence gathering and online media programs. We provide advice and services for internal communications in connection with important strategic initiatives such as re-branding, culture change, restructuring, facility closures, workforce rationalization and mergers and takeovers. We also provide training courses aimed at directors and senior management in media communications, executive presentation, speech writing and conference management and facilitation.

M&A and Crisis Communications. We help clients respond quickly and effectively to developments that threaten to damage reputation and/or enterprise value. Our special situations communications practice works in collaboration with practitioners in our other disciplines such as financial communications and investor relations, corporate communications and public and regulatory affairs to offer an integrated consultancy service to clients that are facing critical issues such as bankruptcy/restructuring, M&A, regulatory investigations, litigation and unplanned management turnover. Our offerings in this area provide a unique ability to handle complex cross-border multi-stakeholder communications programs.

Strategic Business Consulting. Our strategic business consulting practice helps solve and manage business problems that companies face. Our services include business plan development, market sizing and discovery research, marketing segmentation research and analysis, change management counsel, surveys and polling. Our dedicated research group works with professionals from across our practices and other disciplines, including public relations, investor relations and public affairs, to conduct customized research to identify perceptions, trends and opportunities within key stakeholder audiences. Our research services include reputation benchmarking, peer analysis, benchmarking and financial market valuations, brand awareness studies and brand extension audits, including customer focus groups, shareholder analysis and investor targeting, consumer trend analysis, public opinion polling and policymaker perception audits.

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

From December 31, 2009, we increased the number of revenue-generating professionals in our Strategic Communications segment by approximately 2% to 583 professionals as of December 31, 2010.

Our Business Drivers

Factors that drive demand for our services include:

•

Financial Markets and the Economy. Rapidly changing financial markets and the economy drive demand for many of our services. The strength of the general economy, credit and financing terms and conditions, the willingness of financial institutions to provide debt modifications or relief, corporate debt levels, default rates and capital market transactions, including M&A transactions, drive demand for certain of the Company’s service offerings. Demand for our restructuring, bankruptcy, turnaround and related services typically weakens, and our engagements shift to more middle market transactions, in a recovering or strong economy, as credit markets ease and debt relief or modifications become more available. Demand for our restructuring, bankruptcy, turnaround and related services is higher when companies face covenant compliance and similar problems that make it difficult to amend existing facilities or refinance without incurring substantial costs and significantly more restrictive terms; and tightening credit markets force companies and lenders into more frequent negotiations as borrowers experience covenant or liquidity issues and lenders express greater concern over protecting their positions.

•

Operational Challenges and Opportunities. Businesses face significant challenges that necessitate the evaluation and reevaluation of strategy, risks and opportunities both as a result of crisis driven situations and in the normal course of business. These challenges include enterprise risk management, global expansion, competition from both established companies and emerging economies and new and changing regulatory requirements and legislation. Management, companies and their boards need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with specialized technical expertise driving demand for our Corporate Finance/Restructuring, Economic Consulting and Forensic and Litigation Consulting segments.

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

•

Financial Fraud and Reform. Governmental agencies and prosecutors have been under increasing pressure to uncover and investigate financial misconduct and recover illegal gains amid public demand for crackdowns on Wall Street misdeeds. On November 17, 2009, the U.S. government announced the creation of a new interagency task force to crack down on financial fraud. The task force led by the Department of Justice and Treasury Department is aimed at investigating and prosecuting mortgage, securities and corporate fraud, as well as recovering funds for victims. The pace at which alleged and actual fraudulent activities are investigated or come to light may put significant strain on the resources of law enforcement and other agencies. As a result, outside resources have increasingly been engaged to assist law enforcement and prosecutors identify and recover illegal financial and other benefits and prosecute the perpetrators. In addition, on July 21, 2010, The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, the most sweeping change to financial regulation in the United States since the Great Depression, was signed into law. As rulemaking progresses, we believe that Dodd-Frank and the continued investigation of financial frauds could drive further demand for forensic accounting investigative skills like those offered by our Forensic and Litigation Consulting segment and e-discovery tools like those offered by our Technology segment.

•

M&A Activity. The overall strength of the economy and M&A activity are important drivers for our businesses. In a weak economy and during periods of decreased M&A activity, we experience weaker demand for our economic consulting experts and our forensic and litigation consulting and transaction advisory services offered by our Corporate Finance/Restructuring segment, as transactions are delayed or abandoned and fewer transactions come to fruition. However, companies may need our services if transactions are renegotiated, or transactions that have been completed do not perform as expected. In times of strong economic growth and increased M&A activity, companies and regulators engage our Economic Consulting segment for advice on issues such as antitrust regulations and enforcement and intellectual property matters. M&A clients utilize our Strategic Communications segment for services such as public relations, media and investor communications. They also employ our Corporate Finance/Restructuring segment for services such as due diligence investigations, asset valuations and financing advice.

•

Litigation and Disputes. The volume of litigation and business disputes, the complexity of the issues presented, and the amount of potential damages and penalties drive demand for the services offered by our Technology, Forensic and Litigation Consulting and Economic Consulting segments. Law firms and their clients as well as government regulators and other interested third parties rely on independent outside resources to evaluate claims, facilitate discovery, assess damages, provide expert reports and testimony, manage the pre-trial and in-trial process and effectively present evidence.

•

Market Environment Drives Strategic Communications Services. A number of factors affect the demand for our Strategic Communications segment, including M&A activity, public stock offerings, business crises, governmental legislation and regulation and the need for an integrated and consultative approach covering different aspects of communications. Reputational risk issues that a company may face also drive demand for the services offered by our Strategic Communications segment.

•

Growth of Multinational Firms and Changes in Non-U.S. Markets. The growth of multinational firms and global consolidation can precipitate increased antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, government regulation and corporate restructuring activities. These developments help drive demand for the services offered by our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting and Technology segments. The need to store, retrieve and transmit data among different jurisdictions that have different languages, privacy and other laws also drives demand for the services offered by our Technology segment. Multinational firms also need to establish global branding, investor relations and communications strategies, which drive demand for our strategic communications services.

•

Growth of Companies in the Developing World. Growth companies in the developing world seek access to markets in developed countries. The recognition by such companies that best practice communications advice is a key component in achieving this objective also drives demand for the services offered by our Strategic Communications segment.

Our Competitive Strengths

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our ability to staff multiple significant engagements across different disciplines in multiple locations, and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•

Preeminent Practices and Professionals. We believe that our business segments include some of the preeminent practices and professionals in our industry today. The Deal Pipeline bankruptcy league tables for the quarter ended September 30, 2010, ranked our Corporate Finance/Restructuring segment as the number one crisis management firm based on the number of active cases. In January 2011, Mergermarket ranked our Strategic Communications segment in its Global, European and Asia-Pacific league tables as the most active public relations adviser on M&A advisory transactions by volume. In addition, in January 2010 our Strategic Communications segment in the U.S. was named 2009 Financial Communications Agency of the year by The Holmes Report. The Technology segment’s Ringtail® e-discovery software was named to KMWorld Magazine’s 2010 list of 100 trend-setting products. Our Economic Consulting segment includes six former chief economists of the Antitrust Division of the Department of Justice, as well as resource to numerous other high-profile academic consultants, including two Nobel Prize winners.

•

Diversified Revenue Sources. We believe we offer a diversified portfolio of services, which we have organized into five business segments. Effective January 1, 2010, we implemented a change in our organizational structure that resulted in the movement of our FEDA sub-practice from our Technology segment to our Forensic and Litigation Consulting segment. In 2010, we expanded our Corporate Finance/Restructuring segment into Spain. In August 2010, we significantly expanded our operations in Asia with new offices in China, Hong Kong, the Philippines and Singapore. We believe that our broad service offerings, diversity of our revenue streams and global locations help to manage fluctuations due to market conditions in any one of our segments. Currently we have operations across 33 U.S. cities and in 22 foreign countries — the UK, Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the Philippines, the United Arab Emirates, Bahrain, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada and the British Virgin Islands. We believe our diversity helps to mitigate the impact on our business of events and changes in a particular service sector or country.

•

Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, global banks, and local, state and national governments and agencies in the U.S. and other countries. Additionally, a number of major U.S. and internationally recognized law firms refer or engage us on behalf of multiple clients on multiple matters.

•

High Level of Repeat and Referral Business and Attractive, Financial Model. We derive a substantial portion of our revenues from referrals or repeat clients. Many of our client relationships are long-standing and include multiple contact points within an organization, increasing the depth and continuity of these relationships. We cultivate critical relationships with financial institutions and law firms, which have served as entry points into significant, high-profile and reputation-enhancing engagements. In addition, our Strategic Communications segment has a financial model that includes recurring retainer based engagements. Clients of this segment are typically billed on a fixed-fee basis that reflects the value added by the business rather than on a time-and-expense basis.

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

•

Expand the Breadth of Our Services and Geographic Presence. We strive to offer our clients comprehensive solutions to their most complex problems, wherever they are in the world. Increasingly, our clients demand expertise across multiple markets and continents. To meet this demand, we provide our clients with a complete suite of services across all five business segments. We have increased our presence in Europe, Asia, Latin America, the Middle East and other international locations to better serve our clients and to capitalize on markets for our services in those regions. In 2010, we expanded our Corporate Finance/Restructuring segment into Spain. In August 2010, we significantly expanded its operations in Asia with new offices in China, Hong Kong, the Philippines and Singapore.

•

Selectively Acquire Companies and Integrate Our New Professionals and Capabilities. We follow a disciplined approach to executing and integrating acquisitions, targeting those that complement our business strategy or operate in an attractive specialized niche. From 2005 through December 31, 2010, we have completed 37 acquisitions that have enhanced and expanded our businesses. In August 2010, we completed our FS Asia Advisory acquisition (formerly Ferrier Hodgson Hong Kong Group). We intend to continue to selectively pursue strategic acquisitions. We seek to integrate acquisitions in a way that fosters organic growth and provides synergies or cross-segment, cross-service or cross-geographic growth opportunities. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.

•

Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2010, we employed 2,668 revenue-generating professionals, many of whom have established and widely recognized names in their respective practice areas. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. To attract and retain highly qualified senior managing directors and managing directors, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements with other highly skilled professionals. We have employment arrangements with substantially all of our senior managing directors that include non-competition and non-solicitation obligations.

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

•

Build Brand Recognition. On January 4, 2011, we announced that we will convert substantially all of our practices to the FTI Consulting brand to support our corporate positioning and ability to provide strategic services to clients throughout the world. This is expected to be completed by November of 2011. During 2010, our branding initiatives included investment in corporate sponsorships, such as our sponsorship arrangement with professional golfer Padraig Harrington, which started in late 2008, strategic placement of print media in specialty journals, the publication of the FTI Journal, a dedicated magazine that is available on the Internet and free of charge to our clients and stakeholders, brand placement in strategic locations where our clients are likely to congregate, and sponsorships of participation in high profile conferences and seminars. We have also advertised on select network and cable television programs and in select sports venues that we believe are of interest to the companies that use or have need of our services. Our professionals are also widely published.

Our Employees

Our success depends on our ability to attract and retain our expert professional work force. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. During the period from December 31, 2009 to December 31, 2010, we increased the number of revenue-generating professionals by approximately 1% to 2,668 and we increased our total number of employees by approximately 2% to 3,527. We also engage independent contractors to supplement our professionals on client engagements as needed. Most of our professionals have many years of experience in their respective fields of practice, and are well recognized for their expertise and experience. None of our employees are subject to collective bargaining contracts or represented by a union. We believe our relationship with our employees is good.

Employment Agreements

As of December 31, 2010, we had written employment arrangements with substantially all of our 305 senior managing directors and senior vice presidents (collectively, “SMDs”), of which 179 employment agreements have fixed terms ending between 2011 and 2019. Of such written agreements, 147 provide that at the end of the initial term they renew for one year from year-to-year unless either party provides notice of non-renewal. Of the 179 agreements, 54 will come up for renewal in 2011 and 36 will come up for renewal in 2012, primarily as a result of our 2006 and 2007 initiatives to renegotiate long-term employment arrangements with certain SMDs who participate in our senior managing director incentive compensation program (SMD IC Program). All of our written employment arrangements with SMDs include covenants providing for restrictions on the SMD’s ability to compete and solicit the employees of the Company following the end of their employment. These employment arrangements and the SMD IC Program are discussed below.

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

Senior Managing Director Incentive Compensation Program and Employment Terms

In 2006, we implemented our SMD IC Program, which is designed to align the interests of SMDs with the interests of our company and its stakeholders. As of December 31, 2010, there were 74 SMDs participating in the SMD IC Program from our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting and Technology segments, representing approximately 35%, 26%, 5% and 59% of the total SMDs in each such segment, respectively. Senior management designates the participants in the SMD IC Program, subject to approval by the Compensation Committee of our Board of Directors. As current written employment agreements approach the end of their initial terms and as part of our annual performance evaluation process, we consider admitting other SMDs into the program. Each year we also evaluate whether current participants should be eligible for additional upfront awards under this program. We intend to continue to admit SMDs from our business segments into the SMD IC Program on a case-by-case basis. Our executive officers are not eligible to participate in the SMD IC Program.

The benefits under our SMD IC Program include a cash payment in the form of an unsecured general recourse forgivable loan. We also provide significant additional awards during the term of the employment agreement in the form of stock options and restricted stock awards or, alternatively, cash payments if we do not have adequate equity securities available under stockholder approved equity plans, upon admission to the program and execution of a new employment agreement or upon moving up to a higher tier in the SMD IC Program.

We funded unsecured general recourse forgivable loans in an aggregate amount of approximately $23.0 million in 2006, $22.0 million in 2007, $7.3 million in 2008, $7.9 million in 2009 and $9.3 million in 2010 to SMDs participating in the SMD IC Program. In each of those years, we also funded approximately $8.0 million, $13.0 million, $19.0 million, $31.3 million and $37.4 million, respectively, of unsecured forgivable loans to other key professionals. We continue to fund forgivable loans to new hires and professionals who join us in connection with acquisitions as well as current employees on a case-by-case basis. The amount of forgivable loans we make could be significant.

We awarded stock options to purchase an aggregate of 685,000 shares of our common stock and awarded 99,500 shares of restricted stock in 2006, stock options to purchase an aggregate of 730,000 shares of our common stock and 140,000 shares of restricted stock in 2007, stock options to purchase an aggregate of 117,000 shares of common stock and 19,620 shares of restricted stock in 2008, stock options to purchase an aggregate of 219,000 shares of common stock and 37,500 shares of restricted stock in 2009, and stock options to purchase an aggregate of 237,000 shares of common stock and 37,500 shares of restricted stock in 2010, to SMDs upon their first joining the SMD IC Program or qualifying to move up to a higher participation tier. We also awarded additional stock options to purchase an aggregate of approximately 42,000 shares of our common stock and approximately 46,000 shares of restricted stock in 2007, stock options to purchase an aggregate of approximately 61,480 shares of our common stock and approximately 94,840 shares of restricted stock in 2008, stock options to purchase an aggregate of approximately 117,750 shares of our common stock and approximately 177,178 shares of restricted stock in 2009, and stock options to purchase an aggregate of 220,582 shares of common stock and 299,890 shares of restricted stock in 2010 in substitution of a portion of such year’s annual bonus payments and as matching equity awards to SMDs participating in the SMD IC Program. Additional SMD IC Program awards will also be granted in 2011 and years thereafter to previously admitted participants based on each participant’s annual bonus award for the prior bonus year and as SMDs join or move to higher tiers under the program. We also anticipate making equity awards to members of management and other employees during 2011 and such awards may be significant.

Sales of Services

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

We have a staff of 12 sales professionals who are tasked primarily with marketing the services of our Forensic and Litigation Consulting, Strategic Communications and Technology segments. Our segments also directly market their services.

Clients

We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, major law firms and local, state and national governments and agencies in the U.S. and other countries throughout the world.

A substantial portion of our revenues are derived from repeat or referral business. In 2010, no single client accounted for more than 10% of our consolidated revenues, however two clients accounted for approximately 36% of the revenues of our Technology segment and one client accounted for approximately 12% of the revenues of our Forensic and Litigation Consulting segment. No other single client accounted for more than 10% of the 2010 revenues of any of our business segments. The loss of one or more such clients by such segment would not have a material adverse effect on FTI and our subsidiaries as a whole but could have a material adverse effect on such segment if that business was not quickly replaced. In some cases, we may have engagements through law firms that represent a larger percentage of our overall revenue or the revenue of a segment; however, each law firm engages us on behalf of multiple clients.

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

Our Corporate Finance/Restructuring segment primarily competes with global accounting firms, investment banks and specialty boutiques providing restructuring or M&A services. Our Forensic and Litigation Consulting segment primarily competes with other large consulting companies with service offerings similar to ours. Our Economic Consulting segment primarily competes with individually recognized economists, specialty boutiques and large consulting companies with service offerings similar to ours. Our Technology segment primarily competes with consulting and software providers specializing in the discovery of specific electronic information and the management of electronic content. In the past year, new and existing competitors have competed more aggressively against the Technology segment on the basis of price, particularly with respect to hosting and e-discovery services. Our Strategic Communications segment competes with the large public relations firms and boutique M&A and crisis management communications firms.

Some service providers are larger than we are and on certain engagements may have an advantage over us with respect to one or more competitive factors. Specialty boutiques or smaller local or regional firms, while not offering the range of services we provide, may compete with us on the basis of geographic proximity, specialty service or price advantage.

Patents, Licenses and Trademarks

We consider the Ringtail® software and other technologies and software that we acquired in connection with the acquisition of Ringtail® in 2005 and Attenex® in 2008 to be proprietary and confidential. We have also developed other e-discovery software products under the Ringtail® brand, which we consider proprietary and confidential. We consider our TrialMax® comprehensive trial preparation software to be proprietary and confidential. The Ringtail® and TrialMax® software and technology are not protected by patents. We rely upon non-disclosure agreements and contractual agreements and internal controls, including confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and seek to use such intellectual property.

We hold 25 U.S. patents and have 25 U.S. patent applications pending, covering various aspects of certain software of our Technology segment. We also hold nine pending international patent applications filed under the Patent Cooperation Treaty (“PCT”), which have not yet entered the national stage in any particular country, five non-U.S. patents issued in Canada and Europe, and 11 non-U.S. patent applications pending in Canada and Europe. No additional patent applications have been issued or are pending in other countries, covering various aspects of software of our Technology segment. We have two pending U.S. patent applications and two pending international patent applications filed under the PCT, which have not yet entered the national stage in any particular country, relating to services of our Economic Consulting segment. We also rely upon non-disclosure, license and other agreements to protect our interests in these products. We believe that our non-patented software and intellectual property, particularly some of our process software and intellectual property, are also important to our businesses.

On January 4, 2011, we announced that we will convert substantially all of our practices to the FTI Consulting brand to support our corporate positioning and ability to provide strategic services to clients throughout the world. This is expected to be completed by November of 2011.

We have also developed marketing language such as “The Company Behind the Headlines,” and logos and designs that we have registered or taken steps to register and protect. In some cases, but not all, the trademarks have been registered in the U.S. and/or foreign jurisdictions, or, in some cases, applications have been filed and are pending. In the case of “FTI,” we use the trademark pursuant to a Consent and Coexistence Agreement entered into in May 2003. We believe we take the appropriate steps to protect our trademarks and brands.

Corporate Information

We incorporated under the laws of the State of Maryland in 1982. We are a publicly traded company with common stock listed on the New York Stock Exchange, or NYSE, under the symbol “FCN.” Our executive offices are located at 777 Flagler Drive, Suite 1500 West Tower, West Palm Beach, Florida 33401. Our telephone no. is 561-515-1900. Our website is http://www.fticonsulting.com.

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

A number of factors outside of our control affect demand for our services. These include:

•	fluctuations in U.S. or global economies in general and the strength and rate of any general economic recovery from the 2008/2009 economic recession;

•	the U.S. or global financial markets and the availability, costs and terms of credit in the wake of the 2008/2009 financial crisis;

•	the level of leverage incurred by companies;

•	M&A activity;

•	over-expansion by businesses;

•	business and management crises;

•	new and complex laws and regulations;

•	other economic and geographic factors; and

•	general business conditions.

Our Corporate Finance/Restructuring segment provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. In 2010, we experienced a decline of restructuring (including bankruptcy) engagements and a reduction in large cases, which resulted in a greater portion of that segment’s business being comprised of bankruptcy and restructuring engagements involving mid-size companies. This reversed the trend that the segment had been experiencing between 2008 and 2009, when we worked on large bankruptcy and restructuring engagements resulting from the economic recession and the real estate, bank and credit crises. In our experience, mid-size bankruptcy and restructuring engagements are smaller and are more susceptible to cyclical factors such as holidays and vacations and lower utilization during those periods.

Factors outside of our control also drive demand for the services of our other business segments. For example, decreases in litigation filings, class action suits and regulatory investigations and settlements of proceedings may adversely affect our Forensic and Litigation Consulting, Economic Consulting and Technology segments. In 2010, our Economic Consulting segment, which provides antitrust and competition advice and damages consulting, experienced a slower than anticipated recovery in utilization as M&A and capital market transactions recovered at a slower than anticipated pace due to the slow economic recovery, large M&A transactions continued to be scarce, and clients continued to delay authorizing major work on engagements until later in the litigation or investigations cycle. Our Strategic Communications segment has also experienced a slower than anticipated increase in utilization from 2008 and 2009 levels and retainer revenues, primarily as a result of the slow economic recovery, depressed M&A and public stock offering activity, and client decisions to postpone or curtail discretionary spending.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets and business environment could have on our operations. Changes to any of the factors described above as well as other events, including by way of example, continuing contractions of world economies, banking and credit markets and real estate and retail industries, changes to laws and regulations, including changes to the bankruptcy code, tort reform, banking reform, or a decline in government enforcement or litigation or monetary damages or remedies that are sought, may have adverse effects on one or more of our segments.

Our revenues, operating income and cash flows are likely to fluctuate.

We experience periodic fluctuations in our revenues, operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual or quarterly revenues and operating income because of the timing of our client assignments, utilization of our revenue-generating professionals, the types of assignments we are working on at different times, new hiring, business and asset acquisitions, decreased productivity because of vacations taken by our professionals and economic factors beyond our control. Our profitability is likely to decline if we experience an unexpected variation in the number or timing of client assignments or in the utilization rates of our professionals, especially during the third and fourth quarters when substantial numbers of our professionals take vacations. We may also experience future fluctuations in our cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year. Also, the timing of future acquisitions and the cost of integrating them may cause fluctuations in our operating results.

Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and clients may not accept billable rate increases, which could result in loss of clients, fee write-offs, reduced revenues and less profitable business.

Our segments are engaged by clients who are experiencing or anticipate experiencing financial distress or are facing complex challenges that could result in financial liabilities. This is particularly true in light of the 2008/2009 economic recession, the current slow economic recovery, and lingering effects of the financial market and real estate downturns. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our Forensic and Litigation Consulting and Economic Consulting segments and with respect to bankruptcy engagements in our Corporate Finance/Restructuring segment. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.

We have received requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We consider these requests on a case-by-case basis. We have been receiving these types of requests and negotiations more frequently as the economy has deteriorated and recovered slowly. In addition, our clients and prospective clients may not accept rate increases that we have recently put into effect or plan to implement in the future. Fee discounts, pressure to not increase or even decrease our rates and less advantageous contract terms, could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or if at all, or that engagements will generate the same volume of work or revenues, and be as profitable as past engagements.

The clients of certain of our sub-practices prefer fixed and other alternative fee arrangements that place cost ceilings or other limitations on our fee structure. Our segment’s ability to service clients with these fee arrangements at a cost that does not directly correlate to time and materials may negatively impact or result in a loss of the profitability of such engagement, adversely affecting the financial results of the segment. In addition, our Technology segment has experienced significant price competition from lower cost competitors.

Our Technology segment faces certain risks, including the risk that (i) its proprietary software products may be subject to technological changes and obsolescence, which would make it more difficult for us to compete and (ii) we may not effectively protect the intellectual property used by that segment.

The success of our technology business and its ability to compete depends, in part, upon our technology and other intellectual property, including our proprietary Ringtail® and TrialMax® software and other proprietary information and intellectual property rights. The software and products of our Technology segment are subject to rapid technological innovation. There is no assurance that we will successfully develop new versions of our Ringtail® software, or other products. Our software may not keep pace with industry changes and innovation. There is no assurance that new, innovative or improved software or products will be developed, compete effectively with the software and technology developed and offered by competitors, or be accepted by our clients or the marketplace. If our Technology segment is unable to develop and offer competitive software and products or is otherwise unable to capitalize on market opportunities, the revenues, net income and growth of the Technology segment and the Company could decline.

We rely on a combination of copyright, trademark, patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. Our Ringtail® and TrialMax® software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some foreign jurisdictions provide less protection for our proprietary rights than the laws of the U.S. Certain aspects of our Technology segment software are protected by patents granted in the U.S. and foreign jurisdictions. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations and the legal remedies available to us may not adequately compensate us for the damages caused by unauthorized use.

We may not manage our growth effectively and our profitability may suffer.

We experience fluctuations in growth with periods of rapid growth. Periods of rapid expansion of our business may strain our management team, human resources and information systems. We cannot assure that we can successfully manage the integration of the companies and assets we acquire or that they will result in the financial, operational and other benefits that we anticipate. To manage growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. Some acquisitions may not be immediately accretive to earnings and some expansion may result in significant expenditures, which may adversely affect profitability in the near term. If we fail to add qualified managers and employees, estimate costs or manage our growth effectively, our business, financial results and financial condition may be harmed.

Risks Related to Our Operations

If we do not effectively manage the utilization of our professionals our financial results could decline.

If we fail to manage the utilization of our professionals who bill on an hourly basis or maintain or increase the hourly rates we charge our clients for our services, we may experience adverse consequences, such as non- or lower-revenue-generating professionals, the loss of clients and engagements or the inability to appropriately staff engagements. In such event, our financial results may decline. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions, the number, size and timing of client engagements, the level of demand for our services, appropriate professional staffing levels in light of changing client demands, utilization of professionals across segments, acquisitions and staff vacations. Factors that could negatively affect utilization in our Corporate Finance/Restructuring segment include the completion of bankruptcy proceedings, completion of current engagements, fewer and smaller restructuring (including bankruptcy) cases, a recovering or strong economy, easy credit availability, low interest rates and less M&A activity. Factors that could negatively affect utilization in our Forensic and Litigation Consulting segment include the settlement of litigation, fewer and less complex legal disputes, fewer class action suits, the timing of the completion of engagements, less government regulation or fewer regulatory investigations and the timing of government investigations and litigation. Factors that could adversely affect utilization in our Economic Consulting segment include less M&A activity, fewer regulatory filings and less litigation, reduced antitrust and competition regulation, fewer government investigations and proceedings and timing of client utilization of our services. Our global expansion into new locations where we are not well known or where demand for our services is not well developed could also contribute to low or lower utilization rates in certain locations.

Our Technology segment derives revenue from recurring licensing fees and the amount of data hosted for a client. Factors that could adversely affect our Technology segment’s revenues include the settlement of litigation and a decline in and less complex litigation proceedings and governmental investigations. Our Strategic Communications segment derives revenues from fixed monthly fee and retainer based contracts. Factors that could adversely affect our Strategic Communications segment’s revenues include a decline in M&A activity, fewer event driven crises affecting businesses, fewer public securities offerings and general economic decline that may reduce certain discretionary spending by clients. In addition, lower priced competition could adversely affect the revenues of these segments.

Our international operations involve special risks.

Primarily as a result of acquisitions, we operate in 22 countries in addition to the U.S. We expect to continue our international expansion, and our international revenues are expected to account for an increasing portion of our revenues in the future. In the year ended December 31, 2010, operations outside of the U.S. accounted for approximately 21% of our total revenues, of which approximately 42% were generated by our Strategic Communications segment.

Our international operations involve financial and business risks that differ from or are in addition to those faced by our U.S. operations, including:

•	cultural and language differences;

•	limited “brand” recognition of FTI Consulting in non-U.S. markets;

•	employment laws and rules and related social and cultural factors that could result in lower utilization rates and cyclical fluctuations in utilization and revenues;

•	currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results;

•	different regulatory requirements and other barriers to conducting business;

•	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;

•	greater difficulties in managing our non-U.S. operations in certain locations;

•	higher operating costs;

•	longer sales cycles;

•	restrictions or adverse tax consequences for the repatriation of earnings;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	different or less stable political and economic environments; and

•	civil disturbances or other catastrophic events that reduce business activity.

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

As of December 31, 2010, we had written employment arrangements with substantially all of our 305 SMDs, of which 179 employment agreements have fixed terms ending between 2011 and 2019. In an effort to reduce risk, 147 of such written agreements provide that at the end of the initial term they renew for one year from year-to-year unless either party provides written notice of non-renewal to the other party at least 90 days prior to the date of the expiration of the initial term or any extended term. Of the 179 agreements, 54 will come up for renewal in 2011 and 36 will come up for renewal in 2012, primarily as a result of our 2006 and 2007 initiatives to renegotiate long-term employment arrangements with certain SMDs who participate in our SMD IC Program. All of our written employment arrangements with SMDs include covenants providing for restrictions on the SMD’s ability to compete and solicit the employees of the Company following the end of their employment. Despite the renewal provisions, we could face retention issues at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will enter into new long-term employment agreements with other SMDs, although that is our intention. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment well in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become higher. The admission of additional SMDs into the SMD IC Program may result in the concentration of expirations in future years.

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

In addition, our Economic Consulting segment has contracts with its economists that provide for compensation equal to such professionals annual collected client fees plus a percentage of the annual fees generated by junior professionals working on engagements managed by such professionals, which results in compensation expense for that segment being a higher percentage of revenues and EBITDA than the compensation paid by other segments. We expect that these arrangements will continue and that the Company will enter into similar arrangements with other economists hired by the Company.

We rely heavily on our executive officers and the heads of our business segments and geographic regions for the success of our business.

We rely heavily on our executive officers and the heads of our business segments to manage our segments and operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and senior managers must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage a large organization in diverse geographic locations. If one or more members of our management team leaves and we cannot replace them with suitable candidates quickly, we could experience difficulty in managing our business properly. This could harm our business prospects, client relationships, employee morale and financial results.

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

Many of our engagements involve complex analysis and the exercise of professional judgment, including litigation and governmental investigatory matters where we act as experts. Therefore, we are subject to the risk of professional liability. Although we believe we maintain an appropriate amount of liability insurance, it is limited. Any claim by a client or a third party against us could expose us to professional or other liabilities in excess of the amount of our insurance limits. Damages and/or expenses resulting from any successful claims against us, for indemnity or otherwise, in excess of the amount of insurance coverage we maintain, would have to be borne directly by us and could harm our profitability and financial resources.

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

The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalties. In addition, our business involves large client engagements that we staff with a substantial number of professionals. At any time, one or more client engagements may represent a significant portion of a segment’s revenues. For the year ended December 31, 2010, two clients of our Technology segment accounted for approximately 36% of that segment’s annual revenues and one client of our Forensic and Litigation Consulting segment accounted for approximately 12% of that segment’s annual revenues. If we are unable to replace clients or revenues as engagements end, clients unexpectedly cancel engagements with us or curtail the scope of our engagements, and we are unable to replace the revenues from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, the financial results and profitability of a segment or the Company could be adversely affected.

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

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their business or assets. The duration of post-employment non-competition and non-solicitation agreements typically range from six- to 12-months. Non-competition agreements with the sellers of businesses or assets that we acquire typically continue longer than 12- months. Certain activities may be carved out of or otherwise may not be prohibited by these arrangements. We cannot assure that one or more of the parties from whom we acquire assets or a business and who do not join us or leave our employment will not compete with us or solicit our employees or clients in the future. Such persons, because they have worked for our company or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.

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

Acquisitions also may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;

•	disparate company policies and practices;

•	client relationship issues;

•	decreased utilization during the integration process;

•	loss of key existing or acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial and administrative systems;

•	dilutive issuances of equity securities, including convertible debt securities to finance acquisitions;

•	the assumption of legal liabilities;

•	future earn-out payments or other price adjustments; and

•	potential write-offs relating to the impairment of goodwill or other acquired intangible assets.

In addition to the integration challenges mentioned above, our acquisitions of non-U.S. companies offer distinct integration challenges relating to foreign laws and governmental regulations, including tax and employee benefit laws, and other factors relating to operating in countries other than the U.S., which have been discussed above in the discussion regarding the difficulties we may face operating globally.

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

Strategic acquisitions may not be accretive in the near term.

To compete for strategic acquisitions, competitive market conditions may require us to pay prices that represent a higher multiple of revenues or profits than acquisitions we make in other business sectors. As a result of these competitive dynamics, certain acquisitions with strategic importance may not be accretive to our overall financial results in the near term.

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

Due to fluctuations in our stock price, acquisition candidates may be reluctant to accept shares of our common stock as purchase price consideration, use of our shares as purchase price consideration may be more dilutive, and the owners of certain companies we seek to acquire may insist on stock price guarantees.

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

Our total consolidated long-term debt as of December 31, 2010 was approximately $792.8 million, after giving effect to the offering and sale of $400.0 million principal amount of our 6 3/4% senior notes due 2020, or 2020 Notes, and our purchase or redemption of $200 million of our outstanding 7 5/8% Senior Notes due 2013, or 2013 Notes, which closed on October 12, 2010 pursuant to the Tender Offer that commenced on September 14, 2010. On September 27, 2010, we closed our new $250.0 million senior secured bank revolving credit facility, or Revolving Credit Facility. As of December 31, 2010, we had $246.4 million of undrawn availability under our Revolving Credit Facility.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to satisfy our payment and other obligations under our outstanding senior notes or our other outstanding debt, which may result in defaults;

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

In the event that we need to refinance all or a portion of our outstanding debt before maturity or as it matures, we may not be able to obtain terms as favorable as the terms of our existing debt or refinance our existing debt at all. If interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our financial condition and results of operations.

Despite our current level of indebtedness, we and our subsidiaries may still incur significant additional indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indentures governing our 7 3/4% senior notes due 2016, or 2016 Notes, 2020 Notes and 3 3/4% convertible senior subordinated notes due 2012, or Convertible Notes, or collectively referred to with the 2016 Notes and 2020 Notes, the Notes, and our Revolving Credit Facility, limit, but do not prohibit, us from incurring additional indebtedness. In addition, the indentures that govern the Notes will allow us to issue additional notes under certain circumstances which may also be guaranteed by our domestic subsidiaries that guarantee the Notes and the Revolving Credit Facility and our future domestic subsidiaries. The indentures for the Notes also allow us to incur certain other additional secured debt, which would be effectively senior to the Notes. In addition, the indentures for the Notes do not prevent us from incurring other liabilities that do not constitute indebtedness. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to the Notes. If we incur new debt or other liabilities, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service our indebtedness, including the Notes, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as economic conditions in the industries in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations, including with respect to the Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our Revolving Credit Facility and the indentures that govern the Notes, may restrict us from pursuing any of these alternatives. Any limitation on our ability to pay principal of and interest on the Notes and/or our Revolving Credit Facility may also reduce the value of our Notes.

Our indebtedness is guaranteed by substantially all of our domestic subsidiaries and will be required to be guaranteed by future domestic subsidiaries including those that join us in connection with acquisitions.

Substantially all of our U.S. subsidiaries guarantee our obligations under our Notes and Revolving Credit Facility. Future U.S. subsidiaries will be required to provide similar guarantees and, in the case of the Revolving Credit Facility, similar security. If we default on any indebtedness, our U.S. subsidiaries could be required to make payments under their guarantees, and our senior secured creditors could foreclose on their assets to satisfy unpaid obligations, which would materially adversely affect our business and financial results.

Our variable rate indebtedness will subject us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our Revolving Credit Facility will be at variable rates of interest which expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of the Revolving Credit Facility, Notes or our other indebtedness.

The covenants in our Revolving Credit Facility and the indentures governing our Notes impose restrictions that may limit our operating and financial flexibility.

The Revolving Credit Facility includes negative covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•	create, incur, assume or suffer to exist liens;

•	make investments and loans;

•	create, incur, assume or suffer to exist additional indebtedness or guarantees;

•	engage in mergers, acquisitions, consolidations, sale-leasebacks and other asset sales and dispositions;

•	pay dividends or redeem or repurchase our capital stock;

•	alter the business that we and our subsidiaries conduct;

•	engage in certain transactions with officers, directors, and affiliates;

•	modify the terms of certain indebtedness, including the indentures governing the Convertible Notes, the 2016 Notes and the 2020 Notes;

•	prepay, redeem or purchase certain indebtedness, including the Convertible Notes, the 2016 Notes and 2020 Notes; and

•	make material changes to accounting and reporting practices.

In addition, the Revolving Credit Facility includes financial covenants that require us to maintain (i) a maximum leverage ratio, (ii) a maximum senior secured leverage ratio, (iii) a minimum fixed charge coverage ratio, and (iv) commencing December 31, 2011, minimum liquidity of at least 115% of the aggregate outstanding principal amount of the Convertible Notes (excluding amounts subject to net share settlement).

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

Our Convertible Notes will mature on July 15, 2012. The Convertible Notes will be convertible if the trading price of our common stock equals or is above the applicable conversion price for a conversion measurement period. If the trading price of our common stock falls below the applicable conversion price for a conversion measurement period, the Convertible Notes will not be convertible until the trading price of our common stock is again above the applicable conversion price for a conversion measurement period. We may be required to pay substantial amounts in cash to holders of our Convertible Notes prior to their stated maturity due to conversions. The indentures governing the 2016 Notes and 2020 Notes, and the credit agreement governing our Revolving Credit Facility generally allow for these payments in some, but not all, circumstances. Payments of our Convertible Notes upon conversion could be construed to be a prepayment of principal on subordinated debt, and our existing and future senior debt may prohibit us from making those payments, or may restrict our ability to do so by requiring that we satisfy certain covenants relating to the making of restricted payments. If we are unable to pay the conversion consideration, we could seek consent from our senior creditors to make the payment. If we are unable to obtain their consent, we could attempt to refinance the senior debt. If we were unable to obtain consent or refinance the debt, we would be prohibited from paying the cash portion of the conversion consideration, in which case we would have an event of default under the indenture governing our Convertible Notes. An event of default under the indenture governing the Convertible Notes could constitute an event of default under the indentures governing our 2016 Notes and 2020 Notes and the Revolving Credit Facility.

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

Our executive offices located in West Palm Beach, Florida consist of 16,103 square feet under a lease expiring August 2018. Under various leases expiring through August 2017, we lease 56,714 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We also lease offices to support our operations in 31 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles, San Francisco and Washington, D.C., and we lease office space to support our international locations in 22 countries — the UK, Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the Philippines, the United Arab Emirates, Bahrain, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada and the British Virgin Islands. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Our Common Equity and Related Stockholder Matters

Market Information. Our common stock trades on the New York Stock Exchange under the symbol “FCN.” The following table lists the high and low sale prices per share for our common stock based on the closing sales price as reported on the New York Stock Exchange for the periods indicated.

	2010		2009
	High	Low	High	Low
Quarter Ended
March 31	$48.06	$36.16	$50.38	$36.54
June 30	45.79	38.80	55.99	46.99
September 30	43.27	31.94	56.13	42.61
December 31	37.34	33.61	48.00	40.81

Number of Stockholders of Record. As of January 31, 2011, the number of record holders of our common stock was 256.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding stock options and authorized shares of common stock reserved for future issuance under our equity compensation plans as of December 31, 2010. None of the plans have outstanding warrants or rights other than options, except for stock awards, including shares of restricted and unrestricted stock, and deferred stock awards, including stock units and restricted stock units. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in Column (a) of the following table excludes:

•	159,268 shares of common stock issued as unvested stock awards under our 2004 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008);

•	432,457 shares of common stock issued as unvested stock awards under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008);

•

557,765 shares of common stock issued as unvested stock awards, restricted stock awards, stock units and restricted stock unit awards under our 2009 Omnibus Incentive Compensation Plan (f/k/a the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors (as Amended and Restated Effective as of June 2, 2010 (2009 Omnibus Plan)); and

•

137,895 shares of common stock sold under our 2007 Employee Stock Purchase Plan, as amended (ESPP), and 1,255,735 shares deregistered with the SEC on January 30, 2009 upon termination of our ESPP, which was effective January 1, 2009.

Equity Compensation Plan Information as of December 31, 2010

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands)			(in thousands)
Equity compensation plans approved by our security holders	4,949	(1)	$33.52	4,419	(2)
Equity compensation plans not approved by our security holders	—		—	—

Total	4,949		$33.52	4,419

(1)

Includes 628,526 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 1997 Stock Option Plan, 1,830,803 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Long-Term Incentive Plan, as amended, 1,938,451 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Global Long-Term Incentive Plan, as amended, and 551,239 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Plan.

(2)

Includes 10,179 shares of common stock available for issuance under our 2006 Global Long-Term Incentive Plan, as amended, including 6,073 shares of common stock available for stock-based equity awards, and 4,408,719 shares of common stock available for issuance under our 2009 Omnibus Plan, all of which are available for stock-based awards (including deferred stock unit and restricted stock unit awards).

Issuances of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2010 (in thousands except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (4)
October 1 through October 31, 2010	12	(1)	$35.23	—	$223,878
November 1 through November 30, 2010	421	(2)	$34.84	416	$209,366
December 1 through December 31, 2010	15	(3)	$37.56	—	$209,366

Total	448			416

(1)	Represents 12,492 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)

Represents 415,730 shares of common stock purchased as part of publicly announced program and 5,554 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Represents 14,580 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

On November 4, 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million and terminated the $50.0 million stock repurchase program authorized in February 2009. On November 9, 2009, we entered into an accelerated share buyback (“ASB”) agreement (“ASB Agreement”). On the same day, we and an investment bank executed a supplemental confirmation to effect a $250.0 million ASB transaction under the ASB Agreement. On November 12, 2009, FTI paid $250.0 million to the investment bank and repurchased 3,504,205 shares of our common stock. On December 7, 2009, we repurchased 1,370,602 additional shares of our common stock bringing the total shares delivered to 4,874,807 shares in 2009. On January 27, 2010, we received an additional 580,784 shares of common stock, bringing the total number of repurchased shares to 5,455,591 and the ASB transaction entered into on November 9, 2009 was completed. In 2010, we repurchased 1,178,089 additional shares of common stock bringing the total number of shares repurchased from inception of this program through December 31, 2010 to 6,633,680 shares. All of the repurchased shares have been cancelled and retired. As of December 31, 2010, a balance of $209.4 million remains available under the program to fund stock repurchases by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 were audited by KPMG LLP, an independent registered public accounting firm. The data below should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing in “ — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “ — Item 8. Financial Statements and Supplementary Data.”

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

Acquisitions

Our results of operations and financial position were impacted by our significant acquisition activities during 2008, 2007 and 2006.

Special Charges

During the year ended December 31, 2010, we recorded special charges of $52.0 million, of which $32.3 million was non-cash. The special charges were primarily related to our global branding strategy and other strategic branding decisions, a realignment of our workforce and a consolidation of four office locations. The charges reflect actions we took to support our corporate positioning, as well as actions taken to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support.

During the third quarter of 2006, we recorded special charges totaling $23.0 million. The charges reflect actions we took to address certain underperforming operations. In particular, we restructured our Corporate Finance/Restructuring UK operations and consolidated certain of our non-core practices in the U.S., primarily through reductions in workforce.

Stockholders’ Equity

In the fourth quarter of 2009 we repurchased 4.9 million shares of common stock for $250 million under an accelerated stock buyback transaction using cash on hand. The repurchase of shares was accounted for as a share retirement resulting in a reduction in stockholders’ equity of $250.0 million. In 2010 we repurchased another 1.2 million shares of common stock for $40.6 million. See Note 17 — “Stockholders’ Equity” to our consolidated financial statements for more information.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
INCOME STATEMENT DATA
Revenues	$1,401,461	$1,399,946	$1,293,145	$1,001,270	$707,933

Operating Expenses
Direct cost of revenues	815,776	767,387	708,783	552,347	389,089
Selling, general and administrative expense	341,314	344,318	330,191	255,876	179,361
Special charges	52,020	—	—	—	22,972
Amortization of other intangible assets	23,910	24,701	18,824	10,615	11,175

	1,233,020	1,136,406	1,057,798	818,838	602,597

Operating income	168,441	263,540	235,347	182,432	105,336
Interest income and other	4,423	8,408	8,179	7,089	2,011
Interest expense	(50,263)	(44,923)	(45,105)	(47,639)	(32,441)
Loss on early extinguishment of debt	(5,161)	—	—	—	—

Income from continuing operations, before income tax provision	117,440	227,025	198,421	141,882	74,906
Income tax provision	45,550	83,999	77,515	55,548	35,744

Net income	$71,890	$143,026	$120,906	$86,334	$39,162

Earnings per common share — basic	$1.58	$2.86	$2.46	$2.01	$0.99
Earnings per common share — diluted	$1.51	$2.70	$2.26	$1.88	$0.97
Weighted average number of common shares outstanding
Basic	45,557	49,963	49,193	43,028	39,741

Diluted	47,471	53,044	53,603	45,974	40,526

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$384,570	$118,872	$191,842	$360,463	$91,923
Working capital (1)	499,433	93,713	147,774	304,306	122,509
Total assets	2,414,359	2,077,338	2,083,577	1,858,997	1,392,352
Long-term debt and capital lease obligations, including current portion and fair value hedge adjustments	793,122	555,498	551,507	551,172	544,154
Stockholders’ equity	1,167,319	1,104,214	1,127,557	978,274	577,100

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2010 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “ — Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements.

Business Overview

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation services, M&A, antitrust and competition matters, e-discovery, management and retrieval of electronically stored information, reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

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

Executive Highlights

	Year Ended December 31,
	2010	2009	% Growth
	(in thousands, except per share amounts)
Revenues	$1,401,461	$1,399,946	0.1%
Operating income	$168,441	$263,540	-36.1%
Adjusted EBITDA	$275,705	$317,255	-13.1%
Net income	$71,890	$143,026	-49.7%
Earnings per common share — diluted	$1.51	$2.70	-44.1%
Adjusted earnings per common share — diluted	$2.29	$2.70	-15.2%
Net cash provided by operating activities	$195,054	$250,769	-22.2%
Total number of employees at December 31	3,527	3,472	1.6%

Revenue for the year ended December 31, 2010 was $1.4 billion, virtually unchanged compared to the prior year. Organic growth of negative 1.1% was offset by contributions from companies acquired. Revenues from acquisitions contributed primarily to the Corporate Finance/Restructuring segment and, to a lesser extent, the Strategic Communications and Forensic and Litigation Consulting segments. The appreciation of the U.S. dollar against other currencies had the effect of increasing revenue by approximately $5.5 million, or 0.4%, for the full year.

During the year the Company’s business drivers reflected the transition of the global economies from recession to slow recovery. Its countercyclical activities, primarily bankruptcy and restructuring, declined from the robust levels that prevailed in 2009 during the late phase of the recession. These declines were mostly offset by increased litigation, financial economics and crisis communication activities. The Company’s Economic Consulting, Forensic and Litigation Consulting, Strategic Communications and Technology segments all recorded increased revenues compared to the prior year which offset the decline in the Corporate Finance/Restructuring segment.

In 2010, operating income declined $95.1 million compared to the prior year. The decline in operating income was driven primarily by the $52.0 million of special charges that we recorded during the year. In addition to the impact of the special charges, operating income was negatively impacted by lower demand for higher margin restructuring and bankruptcy services as well as declines in the healthcare and transaction advisory services in the Company’s Corporate Finance/Restructuring segment. This decline was slightly offset by higher demand for litigation and crisis communication services from our Technology and Strategic Communications segments, respectively.

Adjusted EBITDA, as previously defined, declined by $41.6 million, or 13.1%, to $275.7 million compared to $317.3 million in the same period last year. Adjusted EBITDA was 19.7% of revenue in 2010 compared to 22.7% of revenue in 2009. The overall decline in Adjusted EBITDA was driven primarily by a significantly reduced contribution from the Company’s Corporate Finance/Restructuring segment, which saw exceptionally high profitability levels in the prior year period as a result of the recession, and, to a lesser extent, the Technology segment. These served to offset increased contributions from the Forensic and Litigation Consulting, Strategic Communications and Economic Consulting segments.

Adjusted earnings per diluted share, as previously defined, were $2.29, a 15.2% decrease from the prior year of $2.70, reflecting of the Company’s lower operating earnings. This was partially mitigated by a 10.5% decrease in average weighted shares as a result of the shares repurchased in late 2009 and 2010 under the Company’s share repurchase program.

The Company generated cash flows from operations of $195.1 million in 2010 compared to $250.8 million for 2009. Despite lower income tax payments in 2010, operating cash flows decreased relative to the prior year due to slower collections of our accounts receivable and higher employee related incentive, forgivable loan and retention payments in 2010. The decrease in cash collections on accounts receivable was driven by mix of customer engagements and payment arrangements, particularly fewer restructuring clients with up-front payment requirements. Operating cash flows in 2010 were also negatively impacted by cash outflows for salary continuance payments related to the realignment of our workforce and consolidation of four office locations in connection with the special charge we recorded in the first quarter of 2010.

Headcount increased by 55, or 1.6%, to 3,527 largely in the Forensic and Litigation Consulting and Strategic Communications segments, through a combination of hiring to support the growth of the these businesses and the addition of employees who joined the Company through acquisitions completed during 2010. Headcount declined in our Corporate Finance/Restructuring, Economic Consulting Strategic Communications and Technology segments due to actions taken to bring resources into line with the current demand for the services of these businesses.

Strategic Activities

On January 27, 2010, FTI completed the accelerated stock buyback transaction entered into on November 9, 2009, which resulted in the purchase of 5,455,591 shares at a total acquisition cost of $250.0 million. The transaction was funded using available cash on hand. In addition, we repurchased another 1,178,089 shares in 2010 for an aggregate acquisition cost of $40.6 million.

On April 1, 2010, FTI expanded its service offering in Asia through the acquisition of Baker Tilly Hong Kong Business Recovery Ltd (“Baker Tilly”), a Hong Kong-based firm which provides forensic accounting, litigation support and restructuring services, including business evaluation and financial due diligence. Upon acquisition, Baker Tilly changed its name to FTI Consulting (Asia) Ltd and was integrated into FTI’s Forensic and Litigation Consulting segment in Asia.

On August 19, 2010, the Company acquired FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group) for $86.4 million. FS Asia Advisory (FS) is a leading provider of corporate finance, restructuring and turnaround, corporate advisory and corporate recovery services in Asia. The acquisition significantly expanded FTI’s presence and breadth of capabilities in Asia, adding 130 professionals to FTI in the region. The acquisition is included in FTI’s Corporate Finance/Restructuring segment.

During the third quarter of 2010, the Company strengthened its financial position by successfully completing a private offering of $400 million 6 3/4% senior notes due 2020 (the “2020 Notes”). The 2020 Notes were issued at a price of 100% of their principal amount. The offering extended the Company’s maturity profile and retained a leverage neutral capital structure on a net basis. The Company used the proceeds of the offering to repurchase its $200 million 7 5/8% Senior Notes due 2013. The remainder of the net proceeds will be used for general corporate purposes. The Company also entered into a new $250 million, five-year revolving credit agreement that replaced the prior $175 million revolving credit agreement.

On January 4, 2011, we announced that we will convert substantially all of our practices to the FTI Consulting brand to support our corporate positioning and ability to provide strategic services to clients throughout the world. This is expected to be completed by November of 2011. This firm-wide initiative will result in a single global brand and identity.

Operational Highlights

Performance of the Company’s Corporate Finance/Restructuring segment in the U.S. was negatively impacted by lower demand for bankruptcy and restructuring services caused by the significant improvement in the credit markets, which allowed financially challenged companies to restructure their credit and postpone debt maturities, and the beginning of economic recovery in 2010. This was partially offset by continued growth in the segment’s Latin American and European restructuring practices, as well as the initial contributions from its acquired businesses in Asia. Margins for the year declined from the exceptionally high levels which prevailed at the peak of the recession in 2009. The segment has taken steps to bring resources into line with the lower level of demand and preserve profitability at acceptable levels.

Revenues of the Forensic and Litigation Consulting segment, which relies on litigation and regulatory investigations and proceedings, increased compared to last year despite a slow demand environment for large litigation cases. Growth was driven by increased activity levels on core investigations and litigations, which supplemented the ongoing work in connection with several large financial fraud investigations, continued strong performances by its intellectual property and regulated industry practices, increased momentum in Asia as it recovered from the financial crisis and from the addition of FTI Consulting (Asia) Ltd, and resumption of growth in Trial Services. These factors served to offset declines in the Europe/Middle East/Africa Construction practice, which has been impacted by the global recession. Margins increased compared to the prior year due to higher utilization levels in many practices.

The Economic Consulting segment generated higher revenues in 2010 due to rising activity levels in the financial economics and European International Arbitration practice. Margins in the segment declined from the prior year due to the cost of expansion of activities into new markets and the hiring of additional professionals to meet anticipated future demand, which began to increase in the latter part of the year.

Revenues in the Technology segment increased year-over-year as contributions from large investigations, litigation and bankruptcy cases and initial contributions from the newly-launched AcuityTM document review offering were only partially offset by declines in revenues from product liability cases and lower pricing compared to a year ago. Segment margins declined compared to a year ago as growth in direct and pass-through expenses exceeded the increase in revenues.

The Strategic Communications segment saw higher demand in 2010 as clients slowly began to increase discretionary spending following the global recession. The segment recorded continued increases in net annualized retainer wins over the course of the year, and advised on several large global crisis cases. Segment growth was limited by continued low levels of capital markets activity and M&A transaction volumes. Margins for the year increased compared to a year ago due to higher revenues and efforts to manage expenses. In addition, the segment was the most impacted by foreign exchange, which increased revenue by 1.3% and Adjusted EBITDA by 5.1% for the year.

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

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed-fee every month over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term or, in certain cases, revenue is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which such contract obligations are fulfilled.

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

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions negotiated by clients or imposed by bankruptcy courts. Even if a bankruptcy court approves our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts requires us to refund certain fees, we may need to record additional allowances or write- offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

The provision for doubtful accounts is recorded after the related work has been billed to the client and we discover that full collectability is not assured. It is classified in “Selling, general and administrative expense”(“SG&A”) on the Consolidated Statements of Income and totaled $10.7 million, $19.9 million, and $22.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The provision for unbilled services is normally recorded prior to customer billing and is recorded as a reduction to revenues. This provision normally relates to fee adjustments, estimates of fee reductions that may be imposed by bankruptcy courts and other discretionary pricing adjustments.

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

We test our goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors we consider important that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant negative industry or economic trend; and/or

•	our market capitalization relative to net book value.

We assess our goodwill for impairment using a fair value approach at the reporting unit level. The goodwill impairment test is a two-step process. The first step (“Step 1”) involves determining whether the estimated fair value of the reporting units exceeds the respective book value. If the fair value exceeds the book value, goodwill of that reporting unit is not impaired. However, if the book value exceeds the fair value of the reporting unit, goodwill may be impaired and additional analysis is required. The second step (“Step 2”) of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

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

The results of the Step 1 process indicated that the fair value of our reporting units exceeded their respective book values. As a result, Step 2 of the goodwill impairment test did not need to be performed and therefore no impairment charge was recorded for 2010. We believe that the procedures performed and the estimates and assumptions used in the Step 1 analyses for each reporting unit are reasonable and in accordance with the authoritative guidance. Based on our 2010 impairment assessment at October 1, 2010, we believe we have no at-risk goodwill.

There can be no assurance, however, that the estimates and assumptions used in our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment test or prior to that, if a triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.

Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired definite-lived intangible assets on a straight-line basis over periods ranging primarily from 1 to 15 years.

Business Combinations. On January 1, 2009, we adopted the new accounting principles for business combinations. These accounting principles require that identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree be recognized and measured as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. In addition, while in the past we only recorded contingent consideration when paid, we now must recognize and measure the contingent consideration at fair value as of the acquisition date. Contingent consideration obligations that are classified as liabilities are remeasured at fair value each reporting period with the changes in fair value resulting from either the passage of time, revisions, or ultimate settlement to the amount or timing of the initial measurement recognized in income.

We recognize acquisition-related costs separately from the acquisition and expense them as incurred. For acquisitions prior to 2009, we capitalized acquisition-related costs as part of the purchase price.

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

We use the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various highly judgmental assumptions, including volatility and expected term, which are based on our historical experience. We also make assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

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

Income Taxes. Our income tax provision consists principally of federal, state and international income taxes. We generate income in a significant number of states located throughout the U.S. as well as foreign countries in which we conduct business. Our effective income tax rate may fluctuate due to changes in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting, which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Significant New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which affects ASC Topic 605, Revenue Recognition. ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements. It eliminates the requirement under previous guidance that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of fair value before recognizing a portion of revenue related to the delivered items, and establishes that revenue be allocated to each element based on its relative selling price, as determined by VSOE, TPE, or the entity’s estimated selling price if neither of the aforementioned is available. Additionally, ASU 2009-13 eliminates the residual method of allocation and expands required disclosures about multiple-element revenue arrangements. We are required to adopt the amendments in ASU 2009-13 prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011, with early adoption permitted. We do not believe the adoption of this accounting pronouncement will have a material impact on our results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$451,518	$514,260	$374,504
Forensic and Litigation Consulting	324,478	300,710	282,948
Economic Consulting	255,660	234,723	219,883
Technology	176,607	170,174	191,329
Strategic Communications	193,198	180,079	224,481

Total revenues	$1,401,461	$1,399,946	$1,293,145

Operating income
Corporate Finance/Restructuring	$95,652	$165,757	$108,013
Forensic and Litigation Consulting	66,240	72,386	61,649
Economic Consulting	39,482	43,928	55,123
Technology	28,107	37,669	48,559
Strategic Communications	11,652	16,455	43,976

Segment operating income	241,133	336,195	317,320
Unallocated corporate expenses	(72,692)	(72,655)	(81,973)

Operating income	168,441	263,540	235,347

Other income (expense)
Interest income and other	4,423	8,408	8,179
Interest expense	(50,263)	(44,923)	(45,105)
Loss on early extinguishment of debt	(5,161)	—	—

	(51,001)	(36,515)	(36,926)

Income before income tax provision	117,440	227,025	198,421
Income tax provision	45,550	83,999	77,515

Net income	$71,890	$143,026	$120,906

Earnings per common share — basic	$1.58	$2.86	$2.46
Earnings per common share — diluted	$1.51	$2.70	$2.26

Reconciliation of Operating Income to adjusted EBITDA:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Operating income	$168,441	$263,540	$235,347
Add back: depreciation	31,334	28,764	26,037
Add back: amortization of other intangible assets	23,910	24,701	18,824
Special charges	52,020	—	—
Litigation settlement gains (losses), net	—	250	(661)

Adjusted EBITDA	$275,705	$317,255	$279,547

Reconciliation of Net Income and Earnings Per Share to Adjusted Net Income and

Adjusted Earnings Per Share:

	Year Ended December 31,
	2010	2009	2008
Net income	$71,890	$143,026	$120,906
Add back: Special charges, net of tax	33,622	—	—
Add back: Loss on early extinguishment of debt, net of tax	3,019	—	—

Adjusted net income	$108,531	$143,026	$120,906

Earnings per common share — diluted	$1.51	$2.70	$2.26

Adjusted earnings per common share — diluted	$2.29	$2.70	$2.26

Weighted average number of common stares outstanding — diluted	47,471	53,044	53,603

Year Ended December 31, 2010 compared to December 31, 2009

Revenues and Operating income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Special charges

During the year ended December 31, 2010, we recorded special charges of $52.0 million, of which $32.3 million was non-cash. The special charges were primarily related to our global branding strategy and other strategic branding decisions, a realignment of our workforce and a consolidation of four office locations. The charges reflect actions we took to support our corporate positioning, as well as actions taken to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support. The $52.0 million special charges consist of:

•	$23.8 million of impairment charges and accelerated amortization of acquired trade names (See Note 13 to the Consolidated Financial Statements for information on these charges);

•

$18.2 million of salary continuance and other contractual employee related costs associated with the reduction in workforce of 144 employees, including reserves against employee advances, costs related to loan forgiveness and accelerated vesting of share-based awards;

•	$6.9 million of expense associated with lease terminations related to the consolidation of four office locations; and

•	$3.1 million of accelerated amortization related to a software solution which will no longer be utilized by the Company.

The total cash outflow associated with the special charges is expected to be $19.8 million, of which $15.1 million has been paid as of December 31, 2010, and the balance of approximately $4.7 million is expected to be paid in 2011.

The following table details the special charges by segment and the decrease in total headcount:

	Special Charges	Reduction of Headcount
	(dollars in thousands)
Corporate Finance/Restructuring	$10,466	71
Forensic and Litigation Consulting	5,026	20
Economic Consulting	6,667	19
Technology	15,913	16
Strategic Communications	9,044	1

	47,116	127
Unallocated Corporate	4,904	17

Total	$52,020	144

Unallocated corporate expenses

Unallocated corporate expenses remained consistent with the prior year at $72.7 million. Lower performance-based compensation costs of $5.2 million were offset by charges of $4.9 million recorded in connection with the reduction of our workforce, discussed in Note 4 — “Special Charges.”

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $4.0 million, or 47.4%, to $4.4 million for 2010 from $8.4 million for 2009. Excluding the impact of a one-time remeasurement gain of $2.3 million that we recorded in 2009 related to our June 2009 acquisition of the remaining 50% interest in a German joint venture, interest income and other would have decreased by $1.7 million for 2010. The decrease was primarily due to a $1.1 million net unfavorable impact relative to 2009 from foreign currency transaction gains and losses due to the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency. The remaining decrease was attributable to a $0.3 million litigation settlement gain in the prior year and a $0.2 million decrease in interest income from the prior year.

Interest expense

Interest expense increased $5.4 million to $50.3 million for 2010 from $44.9 million for 2009. Interest expense increased due to additional senior debt from the issuance of $400.0 million aggregate principal amount 6 3/4 % senior notes due 2020 in the third quarter of 2010 and the loan notes issued as a portion of the consideration in connection with the acquisition we completed in August 2010. Interest expense for 2009 benefited from the favorable impact of lower interest rates on variable rate hedge contracts which were terminated in June 2009.

Income tax provision

Our effective tax rate was 38.8% for the year ended December 31, 2010 as compared to 37.0% for the year ended December 31, 2009. The increase in the effective tax rate from the previous year is primarily due to the benefit of the discrete items in the prior year combined with the unfavorable impact of lower pre-tax profits on non-deductible expenses in the current year, including the impairment and accelerated amortization of certain trade names.

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

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $0.2 million to $8.4 million for 2009 from $8.2 million for 2008. Interest income and other included a $2.3 million remeasurement gain in 2009 related to the acquisition of the remaining 50% equity interest in a German joint venture owned by our Strategic Communications segment, partially offset by a decrease in investment income related to the same joint venture which was accounted for as an equity investment prior to its consolidation in the third quarter of 2009. In addition, there was a $0.9 million net positive impact relative to 2008 from litigation settlements. These increases were offset by lower interest rates earned on cash balances in 2009 relative to 2008 which resulted in a $1.8 million decrease in interest income. In addition, there was a $0.3 million net negative impact relative to 2008 from foreign exchange transaction gains and losses due to the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency.

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

SEGMENT RESULTS

Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on adjusted segment EBITDA which is a non-GAAP measure. The following table reconciles segment operating income to adjusted segment EBITDA for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Segment operating income	$241,133	$336,195	$317,320
Add back: depreciation	26,102	22,737	20,342
Add back: amortization of other intangible assets	23,910	24,701	18,824
Add back: special charges	47,116	—	—
Less: Non-operating litigation settlement losses, net	—	—	(436)

Total adjusted segment EBITDA	$338,261	$383,633	$356,050

Other Segment Operating Data

	Year Ended December 31,
	2010	2009	2008
Number of revenue-generating professionals: (at period end)
Corporate Finance/Restructuring	725	758	669
Forensic and Litigation Consulting	806	754	713
Economic Consulting	297	302	264
Technology	257	251	283
Strategic Communications	583	573	592

Total revenue-generating professionals	2,668	2,638	2,521

Utilization rates of billable professionals: (1)
Corporate Finance/Restructuring	70%	73%	75%
Forensic and Litigation Consulting (3)	72%	76%	72%
Economic Consulting	79%	76%	83%

Average billable rate per hour: (2)
Corporate Finance/Restructuring	$435	$439	$438
Forensic and Litigation Consulting (3)	$324	$320	$317
Economic Consulting	$472	$456	$446

(1)

We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period. Available hours are determined by the standard hours worked by each employee, adjusted for part-time hours, local country standard work weeks and local country holidays. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented a utilization rate for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

(2)

For engagements where revenues are based on number of hours worked by our billable professionals, average billable rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period. We have not presented an average billable rate per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

(3)

2010 utilization and average billable rate calculations for our Forensic and Litigation Consulting segment include information related to non-domestic operations that was not available in 2009 and 2008.

CORPORATE FINANCE/RESTRUCTURING

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$451,518	$514,260	$374,504

Operating expenses:
Direct cost of revenues	268,734	276,694	208,170
Selling, general and administrative expense	70,203	65,477	54,759
Special charges	10,466	—	—
Amortization of other intangible assets	6,463	6,332	3,562

	355,866	348,503	266,491

Segment operating income	95,652	165,757	108,013
Add back: depreciation and amortization of intangible assets	10,199	9,794	6,165
Add back: special charges	10,466	—	—

Adjusted Segment EBITDA	$116,317	$175,551	$114,178

Gross profit (1)	$182,784	$237,566	$166,334
Gross profit margin (2)	40.5%	46.2%	44.4%
Segment EBITDA as a percent of revenues	25.8%	34.1%	30.5%
Number of revenue generating professionals (at period end)	725	758	669
Utilization rates of billable professionals	70%	73%	75%
Average billable rate per hour	$435	$439	$438

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.

Year ended December 31, 2010 compared to December 31, 2009

Revenues decreased $62.8 million, or 12.2%, to $451.5 million in 2010 from $514.3 million in 2009. Revenue from the Asia practice acquired in 2010 was $13.0 million, or 2.5%. Organic revenue declined $75.8 million, or 14.7%. Excluding the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the Canadian dollar relative to the U.S. dollar, organic revenue would have declined by 15.3%. The decline in organic revenue is due to lower demand for U.S. bankruptcy and restructuring, transaction advisory and healthcare services, which was partially offset by growth in our European restructuring practice and a slight increase in our real estate advisory practice.

Gross profit decreased $54.8 million, or 23.1%, to $182.8 million in 2010 from $237.6 million in 2009. Gross profit margin decreased 5.7 percentage points to 40.5% in 2010 from 46.2% in 2009. The gross profit margin decline was primarily due to lower volumes in the U.S. bankruptcy and restructuring, transaction advisory and healthcare practices. In addition, gross profit was unfavorably affected by staff reductions totaling $3.4 million in 2010 required to balance current demands with resource requirements. These reductions were slightly offset by margin improvement from the Asia practice acquired in 2010.

SG&A expense increased $4.7 million, or 7.2%, to $70.2 million in 2010 from $65.5 million in 2009. SG&A expense was 15.6% of revenue in 2010, up from 12.7% in 2009. The increase in SG&A expense in 2010 was primarily due to higher marketing and business development costs and the addition of the Asia practice acquired in 2010, partially offset by lower bad debt expense. Bad debt expense was 0.1% of revenues in 2010 versus 0.5% in 2009.

Amortization of other intangible assets increased $0.2 million to $6.5 million in 2010 from $6.3 million in 2009.

Adjusted segment EBITDA decreased $59.3 million, or 33.7%, to $116.3 million in 2010 from $175.6 million in 2009.

Year ended December 31, 2009 compared to December 31, 2008

Revenues increased $139.8 million, or 37.3%, to $514.3 million in 2009 from $374.5 million in 2008. Revenue growth from acquisitions was $39.5 million, or 10.5% due to acquisitions completed in 2008. Organic revenue growth was approximately $100.3 million, or 26.7%. Excluding the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue growth would have been approximately 28.3%. Organic revenue increased due to significant business in the U.S. restructuring practice for both bankruptcy and non-bankruptcy cases, which offset declines in capital markets and M&A related engagements. From an industry perspective, the demand for restructuring services was broad based in 2009 with significant engagements in the financial services, automotive, retail, real estate, communications and media and construction sectors. This is in contrast to the demand for restructuring services in the prior year which was primarily concentrated in the mortgage, monoline insurance, financial institution and housing related markets.

Gross profit increased $71.3 million to $237.6 million in 2009 from $166.3 million in 2008. Gross profit margin increased 1.8 percentage points to 46.2% in 2009 from 44.4% in 2008. The improvement in the gross profit margin was primarily due to increased volumes and higher average bill rates in our more profitable restructuring business and improvement in European business, slightly offset by lower utilization.

SG&A expense increased $10.7 million, or 19.6%, to $65.5 million in 2009 from $54.8 million in 2008. SG&A expense was 12.7% of revenue in 2009, down from 14.6% in 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations, the addition of a full year of expenses relating to our general advisory real estate sub-practice which was acquired in April 2008 and an increase in rent and occupancy costs partially offset by lower bad debt expense. Bad debt expense was 0.5% of revenues for 2009 versus 1.8% for the 2008.

Amortization of other intangible assets increased $2.7 million to $6.3 million in 2009 from $3.6 million in 2008 due to the amortization of intangible assets acquired in business combinations completed in 2008.

Segment EBITDA increased $61.4 million, or 53.8%, to $175.6 million in 2009 from $114.2 million in 2008.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$324,478	$300,710	$282,948

Operating expenses:
Direct cost of revenues	189,963	166,983	163,511
Selling, general and administrative expense	59,596	58,535	54,895
Special charges	5,026	—	—
Amortization of other intangible assets	3,653	2,806	2,893

	258,238	228,324	221,299

Segment operating income	66,240	72,386	61,649
Add back: depreciation and amortization of intangible assets	6,978	5,520	5,670
Add back: special charges	5,026	—	—

Adjusted Segment EBITDA	$78,244	$77,906	$67,319

Gross profit (1)	$134,515	$133,727	$119,437
Gross profit margin (2)	41.5%	44.5%	42.2%
Segment EBITDA as a percent of revenues	24.1%	25.9%	23.8%
Number of revenue generating professionals (at period end)	806	754	713
Utilization rates of billable professionals (3)	72%	76%	72%
Average billable rate per hour	$324	$320	$317

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.

(3)	2010 utilization and average billable rate calculations include information related to non-domestic operations that was not available in 2009.

Year Ended December 31, 2010 compared to December 31, 2009

Revenues increased $23.8 million, or 7.9%, to $324.5 million in 2010 from $300.7 million in 2009. Revenue growth from the Hong Kong acquisition completed in 2010 was $1.9 million, or 0.6%. Organic revenues increased $21.9 million, or 7.3%. The organic revenue growth was attributed to increases in both consulting hours and average bill rates in our North American consulting practice and growth in our international risk and investigations practices in the Asia Pacific and Ibero America regions. Revenue from our North American consulting practice continues to benefit from two high profile fraud cases which began in the first quarter of 2009; however, revenue on these cases declined in 2010 compared to 2009, while new matters have replaced that loss and provided incremental revenue.

Gross profit increased $0.8 million, or 0.6%, to $134.5 million in 2010 from $133.7 million in 2009. Gross profit margin decreased 3.0 percentage points to 41.5% in 2010 from 44.5% in 2009. The gross profit margin decline was due to lower utilization and higher personnel costs, primarily driven by increased headcount from investments in key practices.

SG&A expense increased $1.1 million, or 1.8%, to $59.6 million in 2010 from $58.5 million in 2009. SG&A expense was 18.4% of revenue in 2010, down from 19.5% in 2009. The increase in SG&A expense in 2010 was due to higher internal allocations of corporate costs incurred in direct support of segment operations, professional service fees and rent and occupancy costs, partially offset by lower bad debt expense. Bad debt expense was 0.9% of revenues in 2010 versus 2.1% in 2009.

Amortization of other intangible assets increased $0.9 million to $3.7 million in 2010 from $2.8 million in 2009.

Adjusted segment EBITDA increased $0.3 million, or 0.4%, to $78.2 million in 2010 from $77.9 million in 2009.

Year Ended December 31, 2009 compared to December 31, 2008

Revenues increased $17.8 million, or 6.3%, to $300.7 million in 2009 from $282.9 million in 2008. Revenue growth from acquisitions completed in 2008 was $6.3 million, or 2.2%. Organic revenues increased $14.1 million, or 4.0%. Excluding the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue increased approximately 5.0%. The increase in organic revenue was attributed to growth in our data analytics practice, international risk and investigations practices in Europe, the Middle East, Africa and Latin America and increases in both consulting hours and average bill rates in our North American consulting practice. This revenue growth was partially offset by a decline in revenue from trial services and our Asia Pacific international risk practice. Revenue from our North American consulting practice benefited from two high profile fraud cases which began in the first quarter of 2009.

Gross profit increased $14.3 million, or 12.0%, to $133.7 million in 2009 from $119.4 million in 2008. Gross profit margin increased 2.3 percentage points to 44.5% in 2009 from 42.2% in 2008. The improvement in the gross profit margin was primarily due to increased demand for our data analytics services, higher utilization in North America, as the segment continued its focus on specialized practices and industry expertise, and cost containment efforts.

SG&A expense increased $3.6 million, or 6.6%, to $58.5 million in 2009 from $54.9 million in 2008. SG&A expense was 19.5% of revenue in 2009, up slightly from 19.4% in 2008. The increase in SG&A expense was due to higher internal allocations of corporate costs incurred in direct support of segment operations and higher bad debt partially offset by lower T&E, marketing/business development and personnel related costs. Bad debt expense was 2.1% of revenues in 2009 versus 1.8% in 2008.

Amortization of other intangible assets decreased $0.1 million to $2.8 million in 2009 from $2.9 million in 2008.

Segment EBITDA increased $10.6 million, or 15.7%, to $77.9 million in 2009 from $67.3 million in 2008.

ECONOMIC CONSULTING

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands, except rate per hour)
Revenues	$255,660	$234,723	$219,883

Operating expenses:
Direct cost of revenues	170,416	152,932	136,322
Selling, general and administrative expense	37,879	35,744	26,157
Special charges	6,667	—	—
Amortization of other intangible assets	1,216	2,119	2,281

	216,178	190,795	164,760

Segment operating income	39,482	43,928	55,123
Add back: depreciation and amortization of intangible assets	3,634	3,917	3,897
Add back: special charges	6,667	—	—

Adjusted Segment EBITDA	$49,783	$47,845	$59,020

Gross profit (1)	$85,244	$81,791	$83,561
Gross profit margin (2)	33.3%	34.8%	38.0%
Segment EBITDA as a percent of revenues	19.5%	20.4%	26.8%
Number of revenue generating professionals (at period end)	297	302	264
Utilization rates of billable professionals	79%	76%	83%
Average billable rate per hour	$472	$456	$446

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.

Year ended December 31, 2010 compared to December 31, 2009

Revenues increased $21.0 million, or 8.9%, to $255.7 million in 2010 from $234.7 million in 2009. The revenue growth is due to increased consulting hours and higher average bill rates in the financial economics practice and continued expansion of our European international arbitration, regulatory and valuation practices. This improvement was partially offset by declines in demand in antitrust and strategic M&A activity, despite higher average bill rates relative to 2009.

Gross profit increased $3.4 million, or 4.2%, to $85.2 million in 2010 from $81.8 million in 2009. Gross profit margin decreased 1.5 percentage points to 33.3% of revenue in 2010 from 34.8% of revenue in 2009. The gross profit margin decline was due to increased compensation costs related to retaining key employees. Our European practice continues to create margin compression as operations have not yet reached the scale at which revenues and staff leverage will offset fixed costs paid to higher salaried senior hires.

SG&A expense increased $2.2 million, or 6.0%, to $37.9 million in 2010 from $35.7 million in 2009. SG&A expense was 14.8% of revenue in 2010 versus 15.2% of revenue in 2009. The increase in SG&A expense in 2010 was primarily due to higher bad debt expense and professional service fees, partially offset by lower technology infrastructure costs. Bad debt expense was 2.7% of revenue in 2010 versus 2.6% in 2009.

Amortization of other intangible assets decreased $0.9 million to $1.2 million in 2010 from $2.1 million in 2009.

Adjusted segment EBITDA increased $2.0 million, or 4.1%, to $49.8 million in 2010 from $47.8 million in 2009.

Year ended December 31, 2009 compared to December 31, 2008

Revenues increased $14.8 million, or 6.7%, to $234.7 million in 2009 from $219.9 million in 2008. Revenue growth was primarily organic arising from our two new offices in the U.S., recently formed European international arbitration practice based in London and higher average bill rates. The expansion into Europe and increased consulting revenues from antitrust and network industry solutions practices were partially offset by declines in strategic M&A and financial economic consulting engagements relative to 2008.

Gross profit decreased $1.8 million, or 2.1%, to $81.8 million in 2009 from $83.6 million in 2008. Gross profit margin decreased 3.2 percentage points to 34.8% of revenue in 2009 from 38.0% of revenue in 2008. The gross profit margin decline was due to lower utilization due to the slower than expected start-up of new engagements experienced in the first nine months of 2009, from the opening of new offices in the U.S., UK, Canada and France, and from the effects of variable share-based compensation expense. Our expansion efforts have created margin compression as operations have not reached the scale at which revenues and staff leverage offset recruitment payments made to senior hires.

SG&A expense increased $9.5 million, or 36.7%, to $35.7 million in 2009 from $26.2 million in 2008. SG&A expense was 15.2% of revenue in 2009 versus 11.9% of revenue in 2008. The increase in SG&A expense in 2009 was primarily due to higher internal allocations of corporate costs incurred in direct support of segment operations, higher bad debt expense, and higher technology infrastructure costs. Bad debt expense was 2.6% of revenue in 2009 versus 1.7% in 2008.

Amortization of other intangible assets decreased $0.2 million to $2.1 million in 2009 from $2.3 million in 2008.

Segment EBITDA declined $11.2 million, or 18.9%, to $47.8 million in 2009 from $59.0 million in 2008.

TECHNOLOGY

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Revenues	$176,607	$170,174	$191,329

Operating expenses:
Direct cost of revenues	65,729	59,148	72,458
Selling, general and administrative expense	59,379	65,114	65,288
Special charges	15,913	—	—
Amortization of other intangible assets	7,479	8,243	5,024

	148,500	132,505	142,770

Segment operating income	28,107	37,669	48,559
Litigation settlement losses	—	—	(235)
Add back: depreciation and amortization of intangible assets	20,876	19,721	15,356
Add back: special charges	15,913	—	—

Adjusted Segment EBITDA	$64,896	$57,390	$63,680

Gross profit (1)	$110,878	$111,026	$118,871
Gross profit margin (2)	62.8%	65.2%	62.1%
Segment EBITDA as a percent of revenues	36.7%	33.7%	33.3%
Number of revenue generating professionals (at period end) (3)	257	251	283

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.

(3)	Includes personnel involved in direct client assistance and revenue generating consultants.

Year Ended December 31, 2010 compared to December 31, 2009

Revenues increased $6.4 million, or 3.8%, to $176.6 million in 2010 from $170.2 million in 2009. The growth was due to revenue from our AcuityTM offering and increased consulting revenue, partially offset by a decline in revenue from our channel partners and lower unit-based revenues. AcuityTM , introduced in the first quarter of 2010, combines E-discovery and document review into a single offering and continues to gain momentum. Consulting revenue increased in part as a result of higher average bill rates from various complex engagements which offset fewer consulting hours.

Unit-based revenue declined relative to the prior year as an increase in volumes was not enough to offset competitive pricing pressures. Lower pricing and volumes from certain product liability cases also contributed to the decrease in unit-based revenue. Unit-based revenue is defined as revenue billed on a per-item, per-page, or some other unit-based method and includes revenue from data processing and storage, software usage and software licensing. Unit-based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance.

Gross profit was $111.0 million in 2010, flat compared to 2009. Gross profit margin decreased 2.4 percentage points to 62.8% in 2010 from 65.2% in 2009. The gross profit margin decline relative to 2009 was due to a higher proportion of pass through revenue, coupled with a lower proportion of high margin unit-based revenue, driven by competitive pricing pressures, and decreased channel partner revenues.

SG&A expense decreased $5.7 million, or 8.8%, to $59.4 million in 2010 from $65.1 million in 2009. SG&A expense was 33.6% of revenue in 2010 versus 38.3% of revenue in 2009. The decrease in SG&A expense in 2010 was primarily due to lower personnel costs from decreased headcount and net recoveries of bad debt of $0.9 million in 2010 compared to bad debt expense of $1.7 million in 2009. The improvement in bad debt was due to favorable resolution or collections on previously reserved items. Research and development expense in 2010 was $25.3 million, compared to $21.4 million in 2009. Research and development expense in 2010 includes a charge of $2.8 million related to the Company’s decision to expense certain previously capitalized development efforts and prepaid software licensing costs for an offering that will be replaced with alternative technologies. Excluding this charge, research and development expense was similar to the prior year.

Amortization of other intangible assets decreased $0.7 million to $7.5 million in 2010 from $8.2 million in 2009.

Adjusted segment EBITDA increased $7.5 million, or 13.1%, to $64.9 million in 2010 from $57.4 million in 2009.

Year Ended December 31, 2009 compared to December 31, 2008

Revenues decreased $21.1 million, or 11.1%, to $170.2 million in 2009 from $191.3 million in 2008. Revenue from acquisitions completed in 2008 was $8.5 million, or 4.4%. Organic revenue declined $29.6 million, or 15.5%. Excluding the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue declined 14.8%. The decline in organic revenue in 2009 was primarily due to a decrease in revenues generated by several large product liability cases, which was partially offset by revenues from M&A second requests and class action cases. While lower pricing has continued to impact our on-demand unit-based revenue compared to the prior year, this has been partially offset by higher volumes.

Gross profit decreased $7.9 million, or 6.6%, to $111.0 million in 2009 from $118.9 million in 2008. Gross profit margin increased 3.1 percentage points to 65.2% in 2009 from 62.1% in 2008. The decline in gross profit was primarily due to lower revenue partially offset by lower pass through costs and a change in the classification of certain costs from direct cost of revenues to SG&A expense. If presented on a comparable basis, the gross profit margin in 2008 would have been 65.7%.

SG&A expense decreased $0.2 million, or 0.3%, to $65.1 million in 2009 from $65.3 million in 2008. SG&A expense was 38.3% of revenue in 2009 versus 34.1% of revenue in 2008. The decrease in SG&A expense in 2009 is primarily due to lower bad debt and discretionary spending mostly offset by higher internal allocations of corporate costs and the classification of certain costs from direct cost to SG&A. If presented on a comparable basis, SG&A expense would have decreased $7.0 million in 2009 and SG&A expense would have been 37.7% of revenue in 2008. Bad debt expense was 1.0% of revenues in 2009 versus 2.4% in 2008. Research and development expense in 2009 was $21.4 million, compared to $18.1 million in 2008.

Amortization of other intangible assets increased $3.2 million to $8.2 million in 2009 from $5.0 million in 2008. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in an acquisition completed in the third quarter of 2008.

Segment EBITDA decreased $6.3 million, or 9.9%, to $57.4 million in 2009 from $63.7 million in 2008.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Revenues	$193,198	$180,079	$224,481

Operating expenses:
Direct cost of revenues	120,934	111,630	128,322
Selling, general and administrative expense	46,469	46,793	47,119
Special charges	9,044	—	—
Amortization of other intangible assets	5,099	5,201	5,064

	181,546	163,624	180,505

Segment operating income	11,652	16,455	43,976
Litigation settlement losses	—	—	(201)
Add back: depreciation and amortization of intangible assets	8,325	8,486	8,078
Add back: special charges	9,044	—	—

Adjusted Segment EBITDA	$29,021	$24,941	$51,853

Gross profit (1)	$72,264	$68,449	$96,159
Gross profit margin (2)	37.4%	38.0%	42.8%
Segment EBITDA as a percent of revenues	15.0%	13.9%	23.1%
Number of revenue generating professionals (at period end)	583	573	592

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2010 compared to December 31, 2009

Revenues increased $13.1 million, or 7.3%, to $193.2 million in 2010 from $180.1 million in 2009. Organic revenue growth was $11.1 million, or 6.2%. Excluding the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the Australian dollar relative to the U.S. dollar, organic revenue growth was 4.9%. The increase in organic revenues is primarily due to higher project-based revenues from a large crisis communication engagement in the United States and growth in the Asia Pacific region due to mining-related projects in Australia and capital markets communication projects in Hong Kong. These were partially offset by the full year impact of lower retained revenues in the United Kingdom arising from client cutbacks and pricing pressure.

Gross profit increased $3.9 million, or 5.6%, to $72.3 million in 2010 from $68.4 million in 2009. Gross profit margin decreased by 0.6 percentage points to 37.4% in 2010 from 38.0% in 2009. The gross profit margin decline compared to 2009 was due to increased variable compensation costs and other longer term compensation programs put in place relative to retention of key employees.

SG&A expense decreased $0.3 million to $46.5 million in 2010 from $46.8 million in 2009. SG&A expense was 24.1% of revenue in 2010, a decrease from 26.0% of revenue in 2009. The decrease in SG&A expense for 2010 was primarily due to lower bad debt expense, partially offset by higher marketing, travel and professional service expenses. Bad debt expense was 0.7% of revenues in 2010 versus 1.7% in 2009.

Amortization of other intangible assets decreased $0.1 million to $5.1 million in 2010 from $5.2 million in 2009.

Adjusted segment EBITDA increased $4.1 million, or 16.4%, to $29.0 million in 2010 from $24.9 million in 2009.

Year Ended December 31, 2009 compared to December 31, 2008

Revenues decreased $44.4 million, or 19.8%, to $180.1 million in 2009 from $224.5 million in 2008. Revenue growth from acquisitions completed in 2008 and the acquisition of the remaining equity interest in our German joint venture in June 2009 was $12.8 million, or 5.7%. Organic revenues declined $57.2 million, or 25.5%. Excluding the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar, organic revenue declined 19.5%. This decrease in organic revenue is due to the global slowdown in general M&A and capital markets activity which has reduced project based revenues and success fees coupled with lower retained revenues. The decline is also partially attributable to pricing pressures and a reduction in corporate communications spending.

Gross profit decreased $27.8 million, or 28.8%, to $68.4 million in 2009 from $96.2 million in 2008. Gross profit margin decreased by 4.8 percentage points to 38.0% in 2009 from 42.8% in 2008. The gross profit margin decline was due to a change in revenue mix in 2009 with a higher percentage of revenue from pass through costs and lower revenue from M&A and IPO advisory engagements, partially mitigated by lower direct costs as a result of cost reduction efforts, which resulted in a decrease in revenue generating professionals relative to 2008.

SG&A expense decreased $0.3 million to $46.8 million in 2009 from $47.1 million in 2008. SG&A expense was 26.0% of revenue in 2009, an increase from 21.0% of revenue in 2008. The decrease in SG&A expense for 2009 was primarily due to the favorable impact of foreign currency translation of approximately $2 million, the absence of the litigation provision recorded in 2008 of $1.7 million and lower personnel costs, which were mostly offset by an increase in SG&A expenses from higher internal allocations of corporate costs incurred in direct support of segment operations, an increase in bad debt expense and severance expense. Bad debt expense was 1.7% of revenues in 2009 versus 0.9% in 2008.

Amortization of other intangible assets increased $0.1 million to $5.2 million in 2009 from $5.1 million in 2008.

Segment EBITDA decreased $27.0 million, or 51.9%, to $24.9 million in 2009 from $51.9 million in 2008.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Net cash provided by operating activities	$195,054	$250,769	$197,480
Net cash used in investing activities	(71,086)	(89,888)	(374,140)
Net cash provided by (used in) financing activities	143,852	(240,278)	20,251

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operating activities decreased by $55.7 million, or 22.2%, to $195.1 million in 2010 from $250.8 million in 2009. This decrease was primarily due to slower collection of accounts receivable and higher employee related incentive and retention payments in 2010 compared to 2009. The slower accounts receivable collections were driven by a change in the mix of customer arrangements, particularly fewer restructuring clients with up-front payment requirements. This shift resulted in a decrease of approximately $25.1 million in cash provided by operating activities. Employee related incentive and retention payments increased by $33.9 million. In addition, in 2010 there were $15.1 million in cash outflows related to the realignment of our workforce and the consolidation of four office locations as discussed under “Special charges”. The aforementioned cash flow decreases were partially offset by a $20.9 million reduction in income tax payments in 2010.

Net cash used in investing activities for 2010 was $71.1 million as compared to $89.9 million for 2009. This decrease was primarily due to $15.0 million in proceeds from the maturity of a short-term investment in 2010 as compared to a net $15.1 million outflow for the purchase of short-term investments in 2009. Cash outflows for acquisitions totaled $63.1 million in 2010, including $29.6 million of contingent acquisition payments and $8.6 million in cash held in escrow, payable upon final determination of the acquired working capital balance, for a 2010 acquisition. Cash flows for acquisitions totaled $46.7 million in 2009, including contingent acquisition payments of $42.5 million. Capital expenditures were $22.6 million for 2010 as compared to $28.6 million for 2009. Capital expenditures in both 2010 and 2009 primarily related to leasehold improvements and the purchase of data processing equipment.

Net cash provided by financing activities for 2010 was $143.9 million as compared to net cash used in financing activities of $240.3 million in 2009. Our financing activities for 2010 included $390.4 million in proceeds from the issuance of the 6 3/4% senior notes and $6.2 million received from the issuance of common stock under equity compensation plans. These cash inflows were partially offset by $209.7 million in cash outflows for the repayment of long-term debt, including the purchase of the 7 5/8% senior notes pursuant to the tender offer and $40.6 million in cash outflows for the purchase and retirement of common stock. Our financing activities for 2009 included $15.7 million received from the issuance of common stock under equity compensation plans offset by $250.0 million in cash outflows for the purchase and retirement of our common stock and $13.8 million to repay notes payable, primarily to former owners of an acquired business.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Cash provided by operating activities increased $53.3 million, to $250.8 million in 2009 from $197.5 million in 2008. This increase was attributable to higher net income and improved cash collections in 2009 as compared to 2008 and lower U.S. income tax payments, partially offset by higher annual compensation and employee forgivable loan payments as well as a lack of current year payroll tax withholding inflows related to the Employee Stock Purchase Plan, which was terminated effective January 1, 2009.

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

Capital Resources

As of December 31, 2010, our capital resources included $384.6 million of cash and cash equivalents and available borrowing capacity of $246.4 million under a $250.0 million revolving line of credit under our Revolving Credit Facility. As of December 31, 2010, we had no outstanding borrowings under our Revolving Credit Facility, however, $3.6 million of outstanding letters of credit under the Revolving Credit Facility reduced the availability of borrowings under that line of credit. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

The availability of borrowings under our Revolving Credit Facility is subject to specified borrowing conditions. We may choose to repay outstanding borrowings under the Revolving Credit Facility at any time before maturity without penalty. Borrowings under the Revolving Credit Facility bears interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate plus an applicable margin subject to minimum Eurodollar rate floor and alternative base rate floors. Under the Revolving Credit Facility, the lenders have a security interest in substantially all of the assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $325.0 million.

Our Revolving Credit Facility and the indentures governing our 3 3/4% senior subordinated convertible notes due 2012, 7 3/4% senior notes due 2016 and 6 3/4% senior notes due 2020 (collectively, our “senior notes”) contain covenants which limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities; enter into hedging agreements; and enter into transactions with affiliates or related persons or engage in any business other than our current and other consulting related businesses. In addition, the Revolving Credit Facility includes financial covenants that require us to maintain (i) a maximum leverage ratio, (ii) a maximum senior secured leverage ratio, (iii) a minimum fixed charge coverage ratio, and (iv) commencing December 31, 2011, minimum liquidity of at least 115% of the aggregate outstanding principal amount of the Convertible Notes (excluding amounts subject to net share settlement). At December 31, 2010, we were in compliance with all covenants as stipulated in the Revolving Credit Facility and the indentures governing our senior notes.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under our senior managing director incentive compensation program;

•	discretionary funding of our stock repurchase program;

•	contingent obligations related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings.

We currently anticipate capital expenditures will be about $24 million to $30 million to support our organization during 2011, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

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

In connection with our required adoption of the new accounting principles for business combinations, contingent purchase price obligations included in business combinations consummated subsequent to December 31, 2008 are recorded as liabilities on our consolidated balance sheet and re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent purchase price obligations accounted for under the new accounting principles for business combinations are $19.9 million at December 31, 2010.

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

Our Convertible Notes are convertible at the option of the holder during any conversion period if the per share closing price of our common stock exceeds the conversion threshold price of $37.50 for at least 20 trading days in the 30 consecutive trading day period ending on the first day of such conversion period. A conversion period is the period from and including the eleventh trading day in a fiscal quarter up to but not including the eleventh trading day of the following fiscal quarter.

When the Convertible Notes are convertible at the option of the holder, they are classified as current on our Consolidated Balance Sheet. When the Convertible Notes are not convertible at the option of the holder, and the scheduled maturity is not within one year after the balance sheet date, they are classified as long-term. As of December 31, 2010, the notes are classified as long-term given that the per share price of our common stock did not close above the conversion threshold for 20 days in the 30 consecutive trading day period ending October 15, 2010. As of January 14, 2011, the notes did not meet the conversion threshold and therefore, the notes will remain non-convertible and classified as long-term through at least April 14, 2011, the next measurement date.

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

The Convertible Notes are registered securities. As of December 15, 2010, the last trade date before December 31, 2010, the Convertible Notes had a market price of $1,255 per $1,000 principal amount of Convertible Notes, compared to an estimated conversion value of approximately $1,148 per $1,000 principal amount of Convertible Notes. Because the Convertible Notes have historically traded at market prices above the estimated conversion values, we do not anticipate holders will elect to convert their Convertible Notes in the near future unless the value ratio should change. However, we believe we have adequate capital resources to fund potential conversions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2010. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2010 and prior to the September 25, 2015 maturity date.

The interest obligation on our long-term debt assumes that our senior notes will bear interest at their stated rates. Our Convertible Notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash.

Future contractual obligations related to our operating leases are net of contractual sublease receipts. Long-term debt that is puttable by the holder has been classified as maturing in 2011 on the following table and includes $1.3 million of notes payable to former owners of an acquired business.

Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Long-term debt	$801,247	$7,307	$155,940	$6,000	$6,000	$11,000	$615,000
Interest on long-term debt	375,915	51,920	48,853	45,327	44,847	44,221	140,747
Operating leases	278,351	40,761	35,688	31,356	28,458	24,396	117,692

Total obligations	$1,455,513	$99,988	$240,481	$82,683	$79,305	$79,617	$873,439

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $246.4 million of availability under our revolving bank line of credit are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $384.6 million of cash and cash equivalents at December 31, 2010;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2011 of about $24 million to $30 million;

•	funds required to satisfy potential contingent payments and other obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the discretionary funding of our share repurchase program;

•	the funds required to satisfy conversion of the Convertible Notes; and

•	other known future contractual obligations.

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

The following table presents principal cash flows and related interest rates by year of maturity for our fixed rate senior notes and a comparison of the fair value of the debt at December 31, 2010 and 2009. The fair values have been determined based on quoted market prices for our senior notes.

							December 31, 2010		December 31, 2009
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value	Total	Fair Value
Long-term debt
Fixed rate	$6,000	$155,940	$6,000	$6,000	$11,000	$615,000	$799,940	$845,941	$564,940	$662,841
Average interest rate	8%	4%	8%	8%	8%	7%	7%		7%
Variable rate	$1,307	$—	$—	$—	$—	$—	$1,307	$1,307	$1,132	$1,132
Average interest rate	1%	0%	0%	0%	0%	0%	1%		1%

Equity Price Sensitivity

We currently have outstanding $149.9 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed the maximum conversion rate of 41.5973 per $1,000 principal amount of Convertible Notes. The Convertible Notes are currently non-convertible at the option of the holders through April 14, 2011 as provided in the indenture covering the notes.

The high and low sale prices per share for our common stock based on the closing sales price as reported on the New York Stock Exchange during 2010 were $48.06 and $31.94.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. The following table details by year the cash outflows that would result from the price protection payments if, on the applicable determination dates, our common stock price was at, 20% above or 20% below our closing common stock price on December 31, 2010 of $37.28 per share.

	2011	2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $37.28 at December 31, 2010	$6,578	$3,764	$4,487	$14,829
20% increase in share price	$5,049	$2,857	$3,237	$11,143
20% decrease in share price	$8,107	$4,671	$5,738	$18,516

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

Translation of Financial Results

Most of our foreign subsidiaries operate in a functional currency other than the United States dollar (USD); therefore, increases or decreases in the value of the USD against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Changes in the exchange rate between the Australian dollar and the USD and between the Canadian dollar and the USD had the most significant impact on the translation of our operating results for the year ended December 31, 2010. The net impact of a change in translation rates is recorded as a component of stockholders equity in “Accumulated Other Comprehensive (Loss) Income.” For the year ended December 31, 2010, consolidated revenues increased by approximately 0.4%, operating income increased by approximately 0.8% and diluted earnings per share increased by approximately 1.1% due to fluctuating foreign exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.

Date: February 25, 2011

/s/ JACK B. DUNN, IV
Jack B. Dunn, IV President and Chief Executive Officer (principal executive officer)

/s/ DAVID G. BANNISTER
David G. Bannister Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

The Board of Directors and Stockholders

FTI Consulting, Inc.:

We have audited FTI Consulting, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 25, 2011

Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 25, 2011

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$384,570	$118,872
Restricted cash	10,518	—
Accounts receivable:
Billed receivables	268,386	241,911
Unbilled receivables	120,896	104,959
Allowance for doubtful accounts and unbilled services	(63,205)	(59,328)

Accounts receivable, net	326,077	287,542
Current portion of notes receivable	26,130	20,853
Prepaid expenses and other current assets	28,174	45,157
Income taxes receivable	13,246	7,015
Deferred income taxes	—	20,476

Total current assets	788,715	499,915
Property and equipment, net of accumulated depreciation	73,238	80,678
Goodwill	1,269,447	1,195,949
Other intangible assets, net of amortization	134,970	175,962
Notes receivable, net of current portion	87,677	69,213
Other assets	60,312	55,621

Total assets	$2,414,359	$2,077,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$105,864	$81,193
Accrued compensation	143,971	152,807
Current portion of long-term debt and capital lease obligations	7,559	138,101
Billings in excess of services provided	27,836	34,101
Deferred income taxes	4,052	—

Total current liabilities	289,282	406,202
Long-term debt and capital lease obligations, net of current portion	785,563	417,397
Deferred income taxes	92,134	95,704
Other liabilities	80,061	53,821

Total liabilities	1,247,040	973,124

Commitments and contingent liabilities (notes 8, 14 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 46,144 (2010) and 46,985 (2009)	461	470
Additional paid-in capital	532,929	535,754
Retained earnings	687,419	615,529
Accumulated other comprehensive loss	(53,490)	(47,539)

Total stockholders’ equity	1,167,319	1,104,214

Total liabilities and stockholders’ equity	$2,414,359	$2,077,338

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues	$1,401,461	$1,399,946	$1,293,145

Operating expenses
Direct cost of revenues	815,776	767,387	708,783
Selling, general and administrative expense	341,314	344,318	330,191
Special charges	52,020	—	—
Amortization of other intangible assets	23,910	24,701	18,824

	1,233,020	1,136,406	1,057,798

Operating income	168,441	263,540	235,347

Other income (expense)
Interest income and other	4,423	8,408	8,179
Interest expense	(50,263)	(44,923)	(45,105)
Loss on early extinguishment of debt	(5,161)	—	—

	(51,001)	(36,515)	(36,926)

Income before income tax provision	117,440	227,025	198,421
Income tax provision	45,550	83,999	77,515

Net income	$71,890	$143,026	$120,906

Earnings per common share — basic	$1.58	$2.86	$2.46

Earnings per common share — diluted	$1.51	$2.70	$2.26

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Common Stock
	Shares	Amount
Balance December 31, 2007	48,918	$489	$617,339	$351,597	$8,849	$978,274
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $4,957	—	—	—	—	(87,879)	(87,879)
Unrealized gains on cash equivalents, net of taxes of $30	—	—	—	—	55	55
Net income	—	—	—	120,906	—	120,906

Total comprehensive income						33,082

Reacquisiton of equity component of convertible debt			(47)			(47)
Issuance of common stock in connection with:
Exercise of options, including income tax benefit of $11,048	548	6	23,193	—	—	23,199
Employee stock purchase plan	302	3	13,338	—	—	13,341
Restricted share grants, less net settled shares of 86	233	2	(4,933)	—	—	(4,931)
Stock units issued under incentive compensation plan	—	—	3,496	—	—	3,496
Business combinations	902	9	54,922	—	—	54,931
Share-based compensation	—	—	26,212	—	—	26,212

Balance December 31, 2008	50,903	$509	$733,520	$472,503	$(78,975)	$1,127,557
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $1,483	—	—	—	—	31,436	31,436
Net income	—	—	—	143,026	—	143,026

Total comprehensive income						174,462

Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share- based awards of $5,307	564	6	19,136	—	—	19,142
Employee stock purchase plan	138	1	5,236	—	—	5,237
Restricted share grants, less net settled shares of 71	216	3	(3,376)	—	—	(3,373)
Stock units issued under incentive compensation plan	—	—	5,308	—	—	5,308
Business combinations	39	—	1,344	—	—	1,344
Reacquisiton of equity component of convertible debt	—	—	(3)	—	—	(3)
Purchase and retirement of common stock	(4,875)	(49)	(249,951)	—	—	(250,000)
Share-based compensation	—	—	24,540	—	—	24,540

Balance December 31, 2009	46,985	$470	$535,754	$615,529	$(47,539)	$1,104,214

Comprehensive income:
Cumulative translation adjustment, including income tax benefit of $1,484	—	—	—	—	(5,951)	(5,951)
Net income	—	—	—	71,890	—	71,890

Total comprehensive income						65,939

Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share- based awards of $227	408	4	10,512	—	—	10,516
Restricted share grants, less net settled shares of 106	510	5	(4,099)	—	—	(4,094)
Stock units issued under incentive compensation plan	—	—	6,531	—	—	6,531
Business combinations	—	—	(2,931)	—	—	(2,931)
Purchase and retirement of common stock	(1,759)	(18)	(40,616)	—	—	(40,634)
Share-based compensation	—	—	27,778	—	—	27,778

Balance December 31, 2010	46,144	$461	$532,929	$687,419	$(53,490)	$1,167,319

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$71,890	$143,026	$120,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,334	28,765	26,037
Amortization and impairment of other intangible assets	47,666	24,702	18,824
Provision for doubtful accounts	10,720	19,866	22,474
Non-cash share-based compensation	27,121	25,631	26,381
Excess tax benefits from share-based compensation	(204)	(5,193)	(10,820)
Non-cash interest expense	12,670	7,214	7,124
Other	1,667	(1,604)	3,407
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(18,881)	(13,314)	(49,251)
Notes receivable	(24,500)	(18,364)	(9,377)
Prepaid expenses and other assets	1,136	1,334	(11,577)
Accounts payable, accrued expenses and other	19,033	(14,179)	(3,382)
Income taxes	12,176	29,877	12,990
Accrued compensation	9,357	20,090	32,836
Billings in excess of services provided	(6,131)	2,918	10,908

Net cash provided by operating activities	195,054	250,769	197,480

Investing activities
Payments for acquisition of businesses, net of cash received	(63,086)	(46,710)	(343,169)
Purchases of property and equipment	(22,600)	(28,557)	(35,674)
Purchases of short-term investments	—	(35,717)	—
Proceeds from sale or maturity of short-term investments	15,000	20,576	—
Other	(400)	520	4,703

Net cash used in investing activities	(71,086)	(89,888)	(374,140)

Financing activities
Borrowings under revolving line of credit	20,000	—	—
Payments of revolving line of credit	(20,000)	—	—
Payments of short-term borrowings of acquired subsidiary	—	—	(2,275)
Payments of long-term debt and capital lease obligations	(209,747)	(13,761)	(8,744)
Issuance of debt securities, net	390,445	—	—
Payments of debt financing fees	(3,054)	—	—
Cash received for settlement of interest rate swaps	—	2,288	—
Purchase and retirement of common stock	(40,634)	(250,000)	—
Net issuance of common stock under equity compensation plans	6,196	15,699	20,562
Excess tax benefit from share-based compensation	204	5,193	10,820
Other	442	303	(112)

Net cash provided by (used in) financing activities	143,852	(240,278)	20,251

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	(2,122)	6,427	(12,212)

Net increase (decrease) in cash and cash equivalents	265,698	(72,970)	(168,621)
Cash and cash equivalents, beginning of period	118,872	191,842	360,463

Cash and cash equivalents, end of period	$384,570	$118,872	$191,842

Supplemental cash flow disclosures
Cash paid for interest	$35,441	$38,741	$39,013
Cash paid for income taxes, net of refunds	33,237	54,122	64,945
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	—	1,166	54,931
Issuance of notes payable to acquire businesses	39,772	12,266	506
Issuance of stock units under incentive compensation plans	6,531	5,308	3,496

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

FTI Consulting, Inc. including its consolidated subsidiaries (collectively, “we”, “our” or “FTI”), is a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying our clients’ needs. We operate through five business segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Accounting Principles

Our financial statements are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued.

Consolidation

The consolidated financial statements reflect the operating results of FTI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. The most significant estimates made and assumptions used are the determination of the allowance for doubtful accounts, the valuation of stock-based compensation, the determination of self-insurance reserves for certain employee benefit plans, accruals for incentive compensation, the fair value of acquisition-related contingent consideration, the measurement of deferred tax assets and the assessment of recoverability of intangible assets and goodwill. Management bases its estimates on historical trends, current experience and other assumptions that it believes are reasonable.

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

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed-fee every month over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term or, in certain cases, revenue is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which such contract obligations are fulfilled.

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

In our Technology segment, unit-based revenues are based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client. We recognize revenues for our professional services rendered under unit-based engagements as the services are provided based on agreed-upon rates. We also generate certain revenue from software licenses and maintenance. We have vendor-specific objective evidence of fair value for support and maintenance separate from software for the majority of our products. Accordingly, when licenses of certain offerings are included in an arrangement with support and maintenance, we recognize the license revenue upon delivery of the license and recognize the support and maintenance revenue over the term of the maintenance service period. Substantially all of our software license agreements do not include any acceptance provisions. If an arrangement allows for customer acceptance of the software, we defer revenue until the earlier of customer acceptance or when the acceptance provisions lapse. Hosting revenues from hosting-fees are recognized ratably over the term of the hosting agreement. We have certain arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are accounted for in accordance ASC 605-25, Multiple-Element Arrangements, and recognized pursuant to the criteria described above.

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

Advertising Costs

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $20.7 million, $18.1 million, and $10.9 million during 2010, 2009 and 2008, respectively.

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

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid short-term investments, principally money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase. In addition, we also may invest in short-term investments with maturities greater than three months, consisting primarily of certificates of deposit and treasury bills. Any short-term investments are classified as available-for- sale and carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive (loss) income,” which is reflected as a separate component of stockholders’ equity. Gains on the sale of commercial paper or treasury bills are recognized when realized in our Consolidated Statements of Income. Losses are recognized as realized or when we have determined that an “other-than-temporary” decline in fair value has occurred. Gains and losses are determined using the specific identification method. Short-term investments at December 31, 2009 consisted of $15.0 million of certificates of deposit carried at cost, which approximates fair value, and included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. There were no short-term investments at December 31, 2010.

Restricted Cash

We classify cash that is restricted as to usage or withdrawal as restricted cash on our Consolidated Balance Sheets. Restricted cash is typically held in short-term interest-bearing accounts until disbursed. Restricted cash at December 31, 2010 totaled $10.5 million. No amounts were classified as restricted cash at December 31, 2009.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Allowance for Doubtful Accounts and Unbilled Services

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions negotiated by clients or imposed by bankruptcy courts. Even if a bankruptcy court approves our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts requires us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

The provision for doubtful accounts is recorded after the related work has been billed to the client and we discover that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Consolidated Statements of Income and totaled $10.7 million, $19.9 million, and $22.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The provision for unbilled services is normally recorded prior to customer billing and is recorded as a reduction to revenues. This provision normally relates to fee adjustments, estimates of fee reductions that may be imposed by bankruptcy courts and other discretionary pricing adjustments.

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

Notes Receivable from Employees

Notes receivable due from employees principally include unsecured general recourse forgivable loans to attract and retain highly-skilled professionals. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death or disability. Professionals who terminate their employment with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest, except, in most cases, if the termination was by the Company without cause or by the employee with good reason. We amortize forgivable loans to expense on a straight-line basis over their forgiveness periods of one to ten years. We record interest income on the notes and compensation expense, as such interest is forgiven.

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

As of December 31, 2010, we concluded that our goodwill and other intangible assets were not impaired.

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

Capitalized Software to be Sold, Leased or Otherwise Marketed

We expense costs for software products that will be sold, leased or otherwise marketed until technological feasibility has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify software products to be sold, leased or otherwise marketed as noncurrent “Other assets” on our Consolidated Balance Sheets. Unamortized capitalized software costs were $7.0 million and $5.6 million at December 31, 2010 and 2009, respectively. Amortization of capitalized software costs was $1.7 million, $1.0 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Leases

We lease office space and equipment under non-cancelable operating leases. The leases normally provide for the payment of minimum annual rentals and may include scheduled rent increases. Some leases include provisions for renewal options of up to five years. Some of our leases for office space contain provisions whereby the future rental payments may be adjusted for increases in operating expenses above specified amounts.

We recognize rent expense under operating leases on a straight-line basis over the non-cancelable lease term. For leases with scheduled rent increases this treatment results in a deferred rent liability, which is classified within “Other liabilities” on the Consolidated Balance Sheets. Lease inducements such as tenant improvement allowances, cash inducements, and rent abatements are amortized on a straight-line basis over the life of the lease. Unamortized lease inducements are also included in deferred rent. Deferred rent at December 31, 2010 and 2009 totaled $43.9 million and $37.8 million, respectively.

Interest Rate Swaps

We sometimes use derivative instruments, consisting primarily of interest rate swap agreements, to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt. We may enter into interest rate swap transactions with financial institutions acting as the counter-party. We do not use derivative instruments for trading or other speculative purposes. At December 31, 2010, we were not a party to any derivative instruments.

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

2. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, and shares issuable upon conversion of our 3 3/4% senior subordinated convertible notes (“Convertible Notes”) assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during the period, each using the treasury stock method. The conversion feature of our Convertible Notes had a dilutive effect on our earnings per share for the years presented below because the average closing price per share of our common stock for such periods was above the conversion price of the Convertible Notes of $31.25 per share.

	Year Ended December 31,
	2010	2009	2008
Numerator—basic and diluted
Net income	$71,890	$143,026	$120,906

Denominator
Weighted average number of common shares outstanding — basic	45,557	49,963	49,193
Effect of dilutive stock options	854	1,167	1,600
Effect of dilutive convertible notes	863	1,613	2,367
Effect of dilutive restricted shares	197	301	443

Weighted average number of common shares outstanding — diluted	47,471	53,044	53,603

Earnings per common share — basic	$1.58	$2.86	$2.46

Earnings per common share — diluted	$1.51	$2.70	$2.26

Antidilutive stock options and restricted shares	1,722	1,102	455

3. New Accounting Standards Not Yet Adopted

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which affects ASC 605, Revenue Recognition. ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements. It eliminates the requirement under previous guidance that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of fair value before recognizing a portion of revenue related to the delivered items, and establishes that revenue be allocated to each element based on its relative selling price, as determined by VSOE, TPE, or the entity’s estimated selling price if neither of the aforementioned is available. Additionally, ASU 2009-13 eliminates the residual method of allocation and expands required disclosures about multiple-element revenue arrangements. We are required to adopt the amendments in ASU 2009-13 prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011, with early adoption permitted. We do not believe the adoption of this accounting pronouncement will have a material impact on our results of operations, financial position or cash flows.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

4. Special Charges

During the year ended December 31, 2010, we recorded special charges of $52.0 million, of which $32.3 million was non-cash. The special charges were primarily related to our global branding strategy and other strategic branding decisions, a realignment of our workforce and a consolidation of four office locations. The charges reflect actions we took to support our corporate positioning, as well as actions taken to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support. The $52.0 million special charges consist of:

•	$23.8 million of impairment charges and accelerated amortization of acquired trade names (See Note 13 to the Consolidated Financial Statements for information on these charges);

•

$18.2 million of salary continuance and other contractual employee related costs associated with the reduction in workforce of 144 employees, including reserves against employee advances, costs related to loan forgiveness and accelerated vesting of share-based awards;

•	$6.9 million of expense associated with lease terminations related to the consolidation of four office locations; and

•	$3.1 million of accelerated amortization related to a software solution which will no longer be utilized by the Company.

The following table details the special charges by segment:

Corporate Finance/Restructuring	$10,466
Forensic and Litigation Consulting	5,026
Economic Consulting	6,667
Technology	15,913
Strategic Communications	9,044

47,116
Unallocated Corporate	4,904

Total	$52,020

The total cash outflow associated with the special charges is expected to be $19.8 million, of which $15.1 million has been paid as of December 31, 2010, and the balance of approximately $4.7 million is expected to be paid in 2011. A liability for the amounts to be paid is included in “Accounts payable, accrued expenses and other” on the Condensed Consolidated Balance Sheets. Activity related to the liability for these costs for the year ended December 31, 2010 is as follows:

	Employee Termination Costs	Lease Termination Costs	Total
Balance at January 1, 2010	$—	$—	$—
Additions	12,069	7,701	19,770
Payments	(10,149)	(4,939)	(15,088)

Balance at December 31, 2010	$1,920	$2,762	$4,682

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

5. Interest Income and Other

The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Income.

	Year Ended December 31,
	2010	2009	2008
Interest income	$5,442	$5,645	$7,454
Foreign exchange transaction gains (losses), net	(542)	587	899
Remeasurement gain on acquisition of German joint venture	—	2,277	—
Litigation settlement (losses) gains, net	—	250	(661)
Other	(477)	(351)	487

Interest income and other	$4,423	$8,408	$8,179

See Note 8 to the Consolidated Financial Statements for information on the remeasurement gain.

6. Share-Based Compensation

Share-Based Incentive Compensation Plans

Our 2004 Long-Term Incentive Plan (“2004 Plan”) authorizes common stock for stock option rights, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash–based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 Plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of December 31, 2010, there are no shares of common stock available for grant under our 2004 Long-Term Incentive Plan.

The FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (“2006 Plan”) authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 Plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of December 31, 2010, 10,179 shares of common stock were available for grant under our 2006 Plan, of which 6,073 shares may be granted as share-based awards.

The amendment and restatement of the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors, as previously amended (the “Deferred Compensation Plan”), (renamed the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (“Omnibus Plan”)), was approved by the stockholders of FTI on June 3, 2009 and was amended as of June 2, 2010. The Omnibus Plan authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards, incentive compensation in the form of equity and equity-based awards. The Omnibus Plan also authorizes common stock in connection with the issuance of deferred share units or deferred restricted share units on account of certain eligible compensation electively deferred by our non-employee directors and certain key employees (excluding executive officers of

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

FTI). We are authorized to issue up to 6,000,000 shares of common stock under the Omnibus Plan, of which no more than 5,400,00 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of December 31, 2010, 4,408,719 shares of common stock were available for grant under our 2009 Omnibus Plan, all of which may be granted as share-based awards.

Options have been granted to employees with exercise prices equal to or greater than the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the compensation committee of our board of directors. Options and restricted shares granted under our share-based incentive compensation plans typically vest over three to six years and are generally contingent on continued employment. Some stock options and restricted share awards vest upon the earlier of the achievement of a service condition or a performance condition. Our share-based incentive compensation plans provide for accelerated vesting if there is a change in control, as defined in the applicable plan. The employment agreements and award agreements with executive officers and other employees provide for accelerated vesting on other events, including death, disability, termination without good cause and termination by the employee with good reason. We issue new shares of our common stock whenever stock options are exercised or share awards are granted. Shares of common stock under the Omnibus Plan will also be issued on account of deferred stock units and deferred restricted stock units upon an event of separation service or an elected payment date pursuant to Section 409A of the Internal Revenue Code of 1986, as amended, and the plan.

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

Employee Stock Purchase Plan

The FTI Consulting, Inc. 2007 Employee Stock Purchase Plan (“2007 ESPP”) allowed eligible employees to subscribe to purchase shares of common stock through payroll deductions. Our U.S. sub-plan allowed deductions of up to 15% of eligible compensation, subject to limitations. Under the U.S. sub-plan, the purchase price was the lower of 85% of the fair market value of our common stock on the first trading day or the last trading day of each semi-annual offering period. Under the U.S. sub-plan, the aggregate number of shares purchased by an employee could not exceed $25,000 of fair market value annually, subject to limitations imposed by Section 423 of the Internal Revenue Code. Under the 2007 ESPP, employees purchased 302,093 shares of common stock at a weighted average price per share of $44.16 during the year ended December 31, 2008. The 2007 ESPP was terminated effective January 1, 2009 pursuant to action taken by our Board of Directors on December 18, 2008.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Share-Based Compensation Expense

The table below reflects the total share-based compensation expense recognized in our income statements for the years ended December 31, 2010, 2009 and 2008.

	2010		2009		2008
Income Statement Classification	Options	Restricted Shares(a)	Options	Restricted Shares(a)	Options and Stock Purchase Plan Rights	Restricted Shares(a)
Direct cost of revenues	$6,238	$8,938	$6,759	$5,842	$8,577	$3,599
Selling, general and administrative expense	1,821	8,068	5,072	7,958	7,702	6,503
Special charges	1,073	1,401	—	—	—	—

Share-based compensation expense before income taxes	9,132	18,407	11,831	13,800	16,279	10,102
Income tax benefit	3,215	6,386	4,821	5,006	4,737	3,483

Share-based compensation, net of income taxes	$5,917	$12,021	$7,010	$8,794	$11,542	$6,619

(a)	Includes restricted share awards and deferred restricted share units.

Stock Options

We use the Black-Scholes option-pricing model to value our option and employee stock purchase plan grants using the assumptions in the following table.

Year Ended December 31,
	2010	2009	2008
Assumptions
Risk-free interest rate–option plan grants	1.55% – 2.96%	.66% – 2.81%	1.86% – 4.13%
Risk-free interest rate–purchase plan grants	N/A	N/A	3.11% – 4.60%
Dividend yield	0%	0%	0%
Expected term of option grants	5 – 6 years	3 – 6 years	3 – 6 years
Expected term of stock purchase plan grants	N/A	N/A	0.5 year
Stock price volatility–option plan grants	38.27% – 42.06%	38.43% – 44.75%	32.36% – 43.46%
Stock price volatility–purchase plan grants	N/A	N/A	35.48% – 41.24%

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The following table summarizes the option activity under our share-based incentive compensation plans as of and for the year ended December 31, 2010. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on fluctuations in the fair market value per share of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, January 1, 2010	4,777	$31.94
Options granted during the period:
Exercise Price = fair market value	600	$40.48

Options exercised	(408)	$25.25
Options forfeited	(20)	$65.60

Options outstanding, December 31, 2010	4,949	$33.52	5.8 years	$38,303

Options exercisable, December 31, 2010	2,893	$29.96	4.8 years	$29,848

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008 was $10.3 million, $13.8 million and $12.2 million, respectively. The actual tax benefit realized from stock options exercised totaled $2.0 million, $2.8 million and $7.7 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of options exercised was:

•	$6.0 million during the year ended December 31, 2010;

•	$14.4 million during the year ended December 31, 2009; and

•	$22.7 million during the year ended December 31, 2008.

The table below reflects the weighted-average grant date fair value per share of stock options granted, shares purchased under our employee stock purchase plan and restricted shares and share units granted during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Weigted average fair value of grants
Stock options:
Grant price = fair market value	$15.93	$19.49	$24.87
Grant price > fair market value	$—	$—	$30.52
Employee stock purchase plan shares	N/A	N/A	$17.12
Restricted shares	$38.84	$46.92	$67.37

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Following is a summary of the status of stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
$12.36-$25.97	1,038	$21.28	3.5 years	969	$20.98
$26.16-$27.60	994	$26.73	5.1 years	884	$26.70
$27.77-$28.32	990	$27.97	5.3 years	316	$27.92
$28.40-$43.27	1,063	$37.32	7.6 years	360	$33.19
$44.47-$71.16	864	$57.68	7.5 years	364	$60.37

	4,949			2,893

As of December 31, 2010, there was $25.7 million of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized ratably over a weighted-average period of 3.0 years as the options vest.

Share Awards

A summary of our unvested restricted share award activity during the year ended December 31, 2010 is presented below. The fair value of unvested restricted share-based awards is determined based on the closing market price per share of our common stock on the grant date.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted shares outstanding, January 1, 2010	898	$43.40
Restricted share awards granted	589	$38.76
Restricted share awards vested	(327)	$43.47
Restricted share awards forfeited	(15)	$60.64

Unvested restricted shares outstanding, December 31, 2010	1,145	$40.74

As of December 31, 2010, there was $36.0 million of unrecognized compensation cost related to unvested restricted awards. That cost is expected to be recognized ratably over a weighted-average period of 2.8 years as the awards vest. The total fair value of restricted share awards that vested during the years ended December 31, 2010, 2009 and 2008 was $12.6 million, $11.6 million and $7.6 million, respectively.

Share Units

Deferred share units and deferred restricted share units (collectively, “Restricted Share Units”) under the deferred compensation provisions of the 2009 Omnibus Plan may be granted to certain key employees and to non-employee directors who elect to defer their annual retainer payment and/or annual equity payment, payable on the date of our annual stockholders meeting each year. Each Restricted Share Unit is equivalent to one share of FTI common stock. The Restricted Share Units for key employees are immediately vested upon issuance and

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

are settled in common stock with the participants at either their date of separation of service or the individual’s elected payment date pursuant to section 409A of the Internal Revenue Code. The Restricted Share Units issued to non-employee directors on account of the director’s annual equity payment vest on the first anniversary of the grant date, provided that the non-employee director is serving in that capacity on the applicable vesting date. Restricted Share Units issued to non-employee directors on account of their annual retainer payments are not subject to any time-based vesting conditions. Restricted Share Units scheduled to vest in a year in which the director is not nominated for election or a director is not elected by stockholders will vest and not be forfeited. Upon a separation of service event or an elected payment date pursuant to Section 409A of the Internal Revenue Code, such non-employee director will receive one share of common stock for each Restricted Share Unit credited to his or her account on the books of FTI.

A summary of our Restricted Share Unit activity during the year ended December 31, 2010 is presented below. The fair value of Restricted Share Units is determined based on the closing market price per share of our common stock on the grant date.

	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Restricted Share Units outstanding, January 1, 2010	269	$45.36
Restricted Share Units granted	194	$39.08
Restricted Share Units released	(31)	$57.10

Restricted Share Units outstanding, December 31, 2010	432	$41.69	$16,100

The intrinsic value of Restricted Share Units released reflects the market value of our common stock on the date of release. The total intrinsic value of Restricted Share Units released was $1.4 million and $2.2 million for the years ended December 31, 2010 and December 31, 2009 and was not material for the year ended December 31, 2008.

As of December 31, 2010, there was $0.4 million of unrecognized compensation cost related to unvested Restricted Share Units. That cost is expected to be recognized ratably over a weighted-average period of 0.4 years as the units vest. The total fair value of Restricted Share Units that vested during the years ended December 31, 2010, 2009 and 2008 was $7.0 million, $5.9 million and $4.3 million, respectively.

7. Research and Development Costs

Research and development costs related to software development charged to expense totaled $25.3 million, $21.4 million and $18.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Research and development expense included a charge of $2.8 million in the third quarter of 2010 related to the Company’s decision to expense certain previously capitalized development efforts and prepaid software licensing costs for an offering that will be replaced with alternative technologies. Excluding this charge, research and development expense was $22.5 million for the year ended December 31, 2010. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

8. Acquisitions

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price is in the form of contingent consideration. The contingent consideration represents the difference between the seller’s and our perceived values of the business based upon our respective performance estimates at the time of acquisition. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the seller based upon the outcome of future financial targets that the seller contemplates in its valuation. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Contingent consideration related to acquisitions consummated prior to January 1, 2009 is recorded as additional purchase price with the adjustment recorded as an increase to goodwill if the contingency is satisfied. Additional consideration related to businesses acquired prior to January 1, 2009 that was recorded as an adjustment to goodwill was $26.6 million, $32.3 million, and $49.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

•

the recognition of the estimated fair value of contingent consideration arrangements at the acquisition date, including liability-classified earnout and stock floor arrangements, and subsequent recognition of changes in fair value in earnings each reporting period until the contingencies are settled;

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

Certain acquisition related restricted stock agreements entered into prior to January 1, 2009 contained stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During 2010, we paid $3.4 million in cash to the individuals or entities who received common stock consideration relating to three acquisitions with price protection guarantees. Our remaining common stock price guarantees have stock floor prices that range from $24.50 to $69.62 per share and have determination dates that range from 2011 to 2013.

2010 Acquisitions

During the third quarter of 2010, we acquired FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group) with operations in Hong Kong and other non-U.S. jurisdictions for our Corporate Finance/Restructuring segment. The initial acquisition price of $86.4 million consisted of approximately $20.2 million in

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

cash paid at closing, $8.6 million in cash held in escrow, $35.0 million in loan notes to selling shareholders, $3.8 million cash payable in the first quarter of 2011, $0.6 million reimbursement of seller expenses and contingent consideration with an estimated fair value of $18.2 million. The cash held in escrow is recorded as “Restricted cash” and the contingent consideration is recorded as “Accounts payable, accrued expenses and other” or “Other liabilities” on the Consolidated Balance Sheets based on the expected timing of the payments. The cash held in escrow is expected to become payable in the third quarter of 2011 upon final determination of the acquired working capital balance. The contingent consideration will become payable annually at December 31 of 2010 through 2015 if the acquired business achieves certain annual and cumulative financial performance measures based on EBITDA, and is subject to a $37.1 million cap. The annual accretion of the estimated $18.2 million fair value of the contingent consideration to the expected cash payments of $29.5 million is included within “Operating expenses” in the Consolidated Statements of Income.

As part of the purchase price allocation, we recorded $6.9 million in identifiable intangible assets and $47.2 million in goodwill. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations for the periods presented.

During the second quarter of 2010, we acquired Baker Tilly Hong Kong Business Recovery Ltd with operations in Hong Kong for our Forensic and Litigation Consulting segment. The acquisition price of $2.8 million consisted of $2.3 million in cash paid at closing and contingent consideration with an estimated fair value of $0.5 million payable at December 31, 2010, which is recorded in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets. As part of the purchase price allocation, we recorded $0.2 million in identifiable intangible assets and $2.6 million in goodwill. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations for the periods presented.

For acquisitions completed during 2010, the aggregate amount of purchase price assigned to intangible assets other than goodwill consisted of customer relationships with a fair value of $5.8 million and a weighted average amortization period of five years and non-competition agreements with a fair value of $1.3 million and a weighted average amortization period of six years.

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

2008 Acquisitions

During 2008, we completed 16 business combinations for a total acquisition cost of $383.2 million, including contingent consideration. The acquisition costs consisted of cash, transaction costs and liabilities assumed of $329.2 million and 870,725 restricted shares of our common stock valued at $54.0 million. Certain purchase agreements for these business combinations contain provisions that include additional payments, some of which may be payable in shares of our common stock at our discretion, based on achievement of annual financial targets in each of the next one to four years. Any contingent consideration payable in the future will be applied to goodwill.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

9. Concentrations of Risk

We derive the majority of our revenues from providing professional services to our clients in the U.S. For the year ended December 31, 2010, we derived approximately 21% of our revenues from non-U.S. legal entities. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. We do not have a single customer that represents ten percent or more of our consolidated revenues.

We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter. One of these client matters has resulted in a $19.0 million unsecured trade receivable that has been classified as non-current within “Other assets” on our Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

10. Balance Sheet Details

	December 31,
	2010	2009
Prepaid expenses and other current assets
Prepaid expenses	$21,863	$22,431
Short-term investments	—	15,000
Other current assets	6,311	7,726

	$28,174	$45,157

Accounts payable, accrued expenses and other
Accounts payable	$11,078	$8,486
Accrued expenses	26,579	22,264
Accrued contingent consideration	16,407	23,376
Accrued interest payable	14,857	7,565
Accrued taxes payable	11,757	13,328
Other current liabilities	25,186	6,174

	$105,864	$81,193

11. Financial Instruments

Derivative Financial Instruments

We enter into derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In June 2009, the counterparties to our two interest rate swaps, with an aggregate $60.0 million notional amount, exercised their right to terminate these agreements. Prior to their termination, these interest rate swaps effectively converted $60.0 million of our 7 5/8% Senior Notes due 2013 (“7 5/8% Notes”) from a fixed rate to a variable rate instrument. (See Note 14 to the Consolidated Financial Statements for information on the swap termination). These interest rate swaps, previously designated as fair value hedges of fixed rate debt, qualified for hedge accounting using the short-cut method under ASC 815-20-25, Derivatives and Hedging (formerly SFAS No. 133), which assumes no hedge ineffectiveness. As a result, changes in the fair value of the interest rate swaps and changes in the fair value of the hedged debt were assumed to be equal and offsetting. At December 31, 2010, we were not a party to any derivative financial instruments.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Fair Value of Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2010 and 2009, based on the short-term nature of the assets and liabilities. We determined the fair value of our long-term debt primarily based on quoted market prices for our 7 5/8% senior notes due 2013, 7 3/4% senior notes due 2016, 6 3/4% senior notes due 2020 and Convertible Notes.

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

The following table represents the change in the acquisition-related contingent consideration liability during the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Beginning balance	$—	$—
Acquisition date fair value measurement	18,690	—
Adjustments to fair value recorded in earnings (a)	1,190	—
Unrealized gains related to currency translation in other comprehensive income	(16)	—

Ending balance	$19,864	$—

(a)	Adjustments to fair value recorded in “Selling, general and administrative expense”

There were no financial instruments carried at fair value at December 31, 2009. The following table presents financial assets and liabilities measured at fair value as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$19,864	$19,864

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

We determined the estimated fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop fair value estimates. As a result, the estimates presented below are not necessarily indicative of the amounts that we could realize or be required to pay in a current market exchange. The use of different market assumptions, as well as estimation methodologies, may have a material effect on the estimated fair value amounts.

The following table presents the carrying amounts and estimated fair values of our other financial instruments at December 31, 2010 and 2009:

	December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Acquisition-related contingent consideration, including current portion (a)	$19,864	$19,864	$—	$—
Long-term debt, including current portion (b)	810,841	847,248	572,703	663,973

Total	$830,705	$867,112	$572,703	$663,973

(a)	The short-term portion is included in “Accounts payable, accrued expenses and other.” The long-term portion is included in “Other liabilities.”

(b)	Carrying amount includes the equity component of Convertible Notes recorded in “Additional paid-in capital” of $18.0 million

12. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
Leasehold improvements	$51,822	$43,974
Construction in progress	1,655	8,442
Furniture and equipment	32,107	27,887
Computer equipment and software	78,811	81,544

	164,395	161,847
Accumulated depreciation and amortization	(91,157)	(81,169)

Property and equipment, net	$73,238	$80,678

Depreciation expense was $29.6 million in 2010, $27.8 million in 2009 and $25.5 million in 2008.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

13. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance December 31, 2008	$389,934	$189,129	$191,044	$118,541	$254,813	$1,143,461
Goodwill acquired during the year	—	—	—	—	3,008	3,008
Contingent consideration (a)	—	1,366	5,655	—	25,285	32,306
Adjustments to allocation of purchase price	(3,119)	—	—	(934)	935	(3,118)
Foreign currency translation adjustment and other	461	3,734	32	404	15,661	20,292

Balance December 31, 2009	$387,276	$194,229	$196,731	$118,011	$299,702	$1,195,949

Goodwill acquired during the year (b)	47,181	2,598	—	—	—	49,779
Contingent consideration (a)	—	1,094	5,958	—	19,549	26,601
Foreign currency translation adjustment and other	(18)	(687)	—	(51)	(2,126)	(2,882)

Balance December 31, 2010	$434,439	$197,234	$202,689	$117,960	$317,125	$1,269,447

(a)	Contingent consideration related to business combinations consummated prior to January 1, 2009.
(b)

Includes estimated fair value of contingent consideration recognized at the acquisition date of $18.2 million in the Corporate Finance/Restructuring segment and $0.5 million in the Forensic and Litigation Consulting segment.

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $23.9 million in 2010, $24.7 million in 2009 and $18.8 million in 2008. Based solely on the amortizable intangible assets recorded as of December 31, 2010, we estimate amortization expense to be $21.0 million in 2011, $20.5 million in 2012, $18.8 million in 2013, $11.5 million in 2014, $10.7 million in 2015 and an aggregate of $46.9 million in years after 2015. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

	Useful Life in Years	December 31, 2010		December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	1 to 15	$149,278	$46,146	$144,048	$33,016
Non-competition agreements	1 to 10	19,796	11,722	18,268	8,788
Software	5 to 6	37,700	19,536	37,700	13,335
Tradenames	1 to 5	9,610	9,610	9,591	4,184
Contract backlog	1	333	333	317	317

		216,717	87,347	209,924	59,640
Unamortized intangible assets
Tradenames	Indefinite	5,600	—	25,678	—

		$222,317	$87,347	$235,602	$59,640

During the fourth quarter of 2010, we made a strategic decision to discontinue the use of most of our acquired trade and product names. These names were recorded in connection with acquisitions in prior years, certain of which were not being amortized as the estimated useful life had been considered indefinite. The decision to discontinue using these names was primarily based on the Company’s implementation of a global branding strategy as well as other strategic branding decisions. These decisions represented a change in circumstance indicating that the assets’ carrying values might not be recoverable and, as a result, we evaluated the assets for impairment. Based on this assessment, we recorded non-cash impairment charges and accelerated amortization of $23.8 million, representing the carrying amount of the affected trade and product names. These charges are included within “Special charges” in the Consolidated Statements of Income. The Company recorded no such charges related to identifiable intangible assets in 2009 or 2008.

14. Long-Term Debt and Capital Lease Obligations

	December 31,
	2010	2009
7 5/8% senior notes due 2013 (a)	$—	$202,012
7 3/4% senior notes due 2016	215,000	215,000
6 3/4% senior notes due 2020	400,000	—
3 3/4% convertible senior subordinated notes due 2012 (b)	141,515	136,540
Notes payable to former shareholders of acquired businesses	36,307	1,132

Total debt	792,822	554,684
Less current portion	7,307	137,672

Long-term debt, net of current portion	785,515	417,012

Total capital lease obligations	300	814
Less current portion	252	429

Capital lease obligations, net of current portion	48	385

Long-term debt and capital lease obligations, net of current portion	$785,563	$417,397

(a)	Balance at December 31, 2009 includes $200.0 million principal amount of notes plus unamortized proceeds from interest rate swap terminations of $2.0 million.

(b)	Balance includes $149.9 million principal amount of notes net of discount of $8.4 million at December 31, 2010 and $13.4 million at December 31, 2009.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Issuance of 6 3/4% Senior Notes Due 2020

On September 27, 2010, we issued $400.0 million in aggregate principal amount of 6 3/4% senior notes due 2020 (“6 3/4% senior notes”) in a private offering (the “Offering”) that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6 3/4% senior notes may not be offered or sold in the U.S. or foreign jurisdictions without registration or an applicable exemption from registration requirements. The 6 3/4% senior notes were sold to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and non-U.S. persons outside the United States under Regulation S under the Securities Act.

The net proceeds from the issuance of the 6 3/4% senior notes were $390.4 million after deducting debt issuance costs. A portion of the proceeds were used to fund the purchase of our 7 5/8% senior notes due 2013 (“7 5/8% senior notes”) in a concurrent tender offer as described below, and the balance may be used for general corporate purposes, which could include working capital, share repurchases, capital expenditures, acquisitions, refinancing of other debt or other capital transactions. The 6 3/4% senior notes are guaranteed, with certain exceptions, by our existing and future domestic subsidiaries. The 6 3/4% senior notes and the guarantees will be our and the guarantors’ general unsecured senior obligations and will be subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the 6 3/4% senior notes will be effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the notes, to the extent of the assets of those subsidiaries. Interest on the 6 3/4% senior notes accrues at the rate of 6 3/4% per year, payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on April 1, 2011. The 6 3/4% senior notes will mature on October 1, 2020.

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

Debt issue costs of approximately $9.6 million were capitalized and are being amortized over the term of the 6 3/4% senior notes.

In connection with the Offering, the Company and the guarantors entered into a Registration Rights Agreement, dated as of September 27, 2010 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we have agreed to (a) file an exchange offer registration statement within 180 days of the issue date of the 6 3/4% senior notes, (b) use our best efforts to have the exchange offer registration statement declared effective within 240 days of the issue date, and (c) complete the exchange offer within 30 business days of effectiveness. We have also agreed to file a shelf registration statement to cover resales of the 6 3/4% senior notes under certain circumstances. If we fail to satisfy our obligations under the Registration Rights Agreement, we will be required to pay additional interest to holders of the 6 3/4% senior notes under certain circumstances.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

7 5/8% senior notes due 2013. The 7 5/8% senior notes were registered with the SEC. Cash interest was payable semi-annually beginning December 15, 2005 at a rate of 7.625% per year. We had the right to redeem all or part of these notes at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest on the notes redeemed to the applicable redemption date, if redeemed during the twelve month period beginning on June 15, of the years indicated below, subject to the rights of holders of notes on the relevant record date to receive interest on the relevant interest payment date.

Year	Percentage
2009	103.813%
2010	101.906%
2011 and thereafter	100.000%

These notes were senior unsecured indebtedness of ours and ranked equal in right of payment with all of our other unsubordinated, unsecured indebtedness.

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

On November 1, 2010, FTI redeemed all of the 2013 Notes that remained outstanding as of the tender offer expiration date of October 12, 2010 in the aggregate principal amount of approximately $14.2 million. The redemption price for such 7 5/8% senior notes was 101.906% of the principal amount plus accrued and unpaid interest. Interest on the redeemed 7 5/8% senior notes ceased to accrue on and after November 1, 2010, and the only remaining right of the holders is to receive payment of the redemption price and interest accrued until, but not including, November 1, 2010 upon surrender to the paying agent of such 7 5/8% senior notes.

We recognized a loss on our early extinguishment of debt of approximately $5.2 million, consisting primarily of the consent payment and premium and write-off of unamortized deferred costs.

In August 2005, we entered into two interest rate swap contracts with an aggregate notional amount of $60.0 million to receive interest at 7 5/8% and pay a variable rate of interest based upon LIBOR. We designated these swaps as fair value hedges of the changes in fair value of $60.0 million of our 7 5/8% Notes. Under the terms of the interest rate swap agreements, we received interest on the $60.0 million notional amount at a fixed rate of 7.625% and paid a variable rate of interest, which was between 5.60% and 7.85% for the year ended December 31, 2008, based on the LIBOR as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly matched those of the hedged senior notes. In accordance with ASC

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

815-20-25, Derivatives and Hedging (formerly SFAS No. 133), the swaps were accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt were recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness was recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. For the year ended December 31, 2008, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate decreased interest expense by $0.9 million. The counterparties to the swaps exercised their right to terminate the swaps as of June 15, 2009 which resulted in a $2.3 million gain on termination. This gain has been recorded in “Long-term debt and capital lease obligations” on the Consolidated Balance Sheets and was being amortized as a reduction to interest expense over the remaining term of the 7 5/8% Notes, resulting in an effective interest rate of 6.5% per annum on $60.0 million of 7 5/8% Notes.

7 3/4% senior notes due 2016. The 7 3/4% senior notes due 2016 (the “7 3/4% senior notes”) are registered with SEC. Cash interest is payable semiannually beginning April 1, 2007 at a rate of 7.75% per year. We may choose to redeem some or all of these notes starting October 1, 2011 at an initial redemption price of 103.875% of the aggregate principal amount of these notes plus accrued and unpaid interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If we do not maintain the registration of the notes effective through maturity, subject to limitations, then the annual interest rate on these notes will increase by 0.25% every 90 days, up to a maximum of 1.0% until the default ceases to exist. If we have a registration default and subsequently correct it, the annual interest rate on the notes will revert to 7.75%.

3 3/4% convertible senior subordinated notes due 2012. The 3 3/4% convertible senior subordinated notes due 2012 (the “Convertible Notes”) are registered with the SEC. Cash interest is payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The Convertible Notes are non-callable. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. The “conversion value” of each note is the average closing price of our shares over the “conversion reference period,” as defined in the indenture, times the initial conversion rate of 31.998, subject to adjustment upon specified events. Assuming conversion of the full $149.9 million principal amount of the notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. The Convertible Notes may be converted at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time period exceeds 120% of the conversion price for a specified time period; or (4) if the trading price for a convertible note is less than 95% of the closing sale price of our common stock into which it can be converted for a specified time period.

Our Convertible Notes are convertible at the option of the holder during any conversion period if the per share closing price of our common stock exceeds the conversion threshold price of $37.50 for at least 20 trading days in the 30 consecutive trading day period ending on the first day of such conversion period. A conversion period is the period from and including the eleventh trading day in a fiscal quarter up to but not including the eleventh trading day of the following fiscal quarter.

When the Convertible Notes are convertible at the option of the holder, they are classified as current on our Consolidated Balance Sheet. When the Convertible Notes are not convertible at the option of the holder, and the

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

scheduled maturity is not within one year after the balance sheet date, they are classified as long-term. As of December 31, 2010, the notes are classified as long-term given that the per share price of our common stock did not close above the conversion threshold for 20 days in the 30 consecutive trading day period ending October 15, 2010. As of January 14, 2011, the notes did not meet the conversion threshold and therefore, the notes will remain non-convertible and classified as long-term through at least April 14, 2011, the next measurement date.

Upon surrendering any note for conversion, in accordance with the indenture, the holder of such note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the note as defined in the indenture. The conversion feature results in a premium over the face amount of the notes equal to the difference between our stock price as determined by the calculation set forth in the indenture and the conversion price per share of $31.25 times the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the indenture. Based on our closing stock price at December 31, 2010, the aggregate Convertible Notes conversion value exceeds their aggregate principal amount by $28.9 million.

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

The following table summarizes the liability and equity components of our Convertible Notes:

	December 31, 2010	December 31, 2009

Liability component:
Principal	$149,940	$149,940
Unamortized discount	(8,425)	(13,400)

Balance of 3 3/4% convertible notes due 2012	$141,515	$136,540

Equity component (recorded in additional paid-in capital)	$18,019	$18,019

The discount on the liability component will be amortized over the remaining term of the Convertible Notes through July 15, 2012 using the effective interest method. The effective interest rate on the Convertible Notes is 7 5/8%. The components of interest cost on the Convertible Notes for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009
Contractual interest	$5,623	$5,624
Amortization of debt discount	4,975	4,582
Amortization of deferred note issue costs	641	641

Total interest expense	$11,239	$10,847

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Secured bank credit facility. On September 27, 2010, we refinanced our revolving senior bank credit facility, which was pursuant to the Amended and Restated Credit Agreement dated as of September 29, 2006, as amended from time to time, and maturing on September 30, 2011. Our new revolving senior bank credit facility (bank credit facility) consists of a $250.0 million senior secured revolving line of credit maturing on September 25, 2015. The former credit facility provided for a five-year $175.0 million senior secured revolving line of credit. We did not incur any early termination or prepayment penalties in connection with the replacement of the former credit facility. Borrowings under the bank credit facility bear interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate plus an applicable margin, subject to minimum Eurodollar rate floors and alternative base rate floors. Under the bank credit facility, the lenders have a security interest in substantially all of the assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $325.0 million.

Our bank credit facility and the indentures governing our senior notes contain covenants which limit our ability to incur additional indebtedness, create liens, pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments, consolidate, merge or sell all or substantially all of our assets, guarantee obligations of other entities, enter into hedging agreements, enter into transactions with affiliates or related persons and engage in any business other than consulting related businesses. In addition, the Revolving Credit Facility includes financial covenants that require us to maintain (i) a maximum leverage ratio, (ii) a maximum senior secured leverage ratio, (iii) a minimum fixed charge coverage ratio, and (iv) commencing December 31, 2011, minimum liquidity of at least 115% of the aggregate outstanding principal amount of the Convertible Notes (excluding amounts subject to net share settlement). At December 31, 2010, we were in compliance with all covenants as stipulated in the bank credit facility and the indentures governing our senior notes. No borrowings were outstanding under the bank credit facility at December 31, 2010 or December 31, 2009. However, $3.6 million and $3.8 million of the borrowing limit was used (and, therefore, unavailable) as of December 31, 2010 and 2009, respectively, for letters of credit.

Notes payable to shareholders of acquired businesses. In connection with the acquisition of FD International (Holdings) Limited in October 2006 (“FD”), we issued notes to former holders of FD capital shares who elected to receive notes in lieu of cash for acquisition and earn-out consideration. These notes are unsecured and bear interest based on the London Interbank Offered Rate, or LIBOR, that compounds quarterly. These notes are redeemable at any time prior to their maturity and accordingly they have been classified as a current obligation. The outstanding balance of these notes was $1.3 million at December 31, 2010 and $1.1 million at December 31, 2009.

In connection with our third quarter 2010 acquisition of FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group), we issued $35.0 million of notes to selling shareholders as part of the total consideration paid. These notes are unsecured and bear interest at 8% per annum. Payments of unpaid principal and interest are to be made annually on August 19, 2011 through August 19, 2015. The principal payments have been classified as either current or non-current based on the timing of the payments. No amounts have been repaid as of December 31, 2010.

Guarantees. Currently, we do not have any debt guarantees related to entities outside of the consolidated group. As of December 31, 2010, substantially all of our domestic subsidiaries are guarantors of borrowings under our bank credit facility, our senior notes and our convertible notes in the amount of $764.9 million.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Future Maturities of Long-Term Debt

For years subsequent to December 31, 2010, scheduled annual maturities of long-term debt outstanding as of December 31, 2010 are as follows. Long-term debt that is puttable by the holder has been classified as maturing in 2011 on the following table and includes $1.3 million of notes payable to former owners of an acquired business.

	Long-term Debt (a)	Capital Lease Obligations	Total
2011	$7,307	$264	$7,571
2012	155,940	49	155,989
2013	6,000	—	6,000
2014	6,000	—	6,000
2015	11,000	—	11,000
Thereafter	615,000	—	615,000

	801,247	313	801,560

Less imputed interest	—	13	13

	$801,247	$300	$801,547

(a)	Principal balance on Convertible Notes does not include the discount or conversion premium.

15. Commitments and Contingencies

Operating Lease Commitments

Rental expense, net of rental income was $49.6 million during 2010, $49.5 million during 2009 and $44.8 million during 2008. For years subsequent to December 31, 2010, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases of $0.7 million in 2011, $0.3 million in 2012, and $0.2 million in 2013 are as follows:

Operating Leases
2011	$40,761
2012	35,688
2013	31,356
2014	28,458
2015	24,396
Thereafter	117,692

$278,351

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

16. Income Taxes

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
Current deferred tax assets (liabilities)
Revenue recognition	$—	$(28,267)	$—	$—
Allowance for doubtful accounts	11,979	—	8,684	—
Accrued vacation and bonus	9,955	—	9,586	—
Restricted stock	1,417	—	2,412	—
Other	864	—	—	(206)

Total current deferred tax assets (liabilities)	24,215	(28,267)	20,682	(206)

Long-term deferred assets (liabilities)
Property, equipment and capitalized software	—	(2,115)	—	(1,152)
Deferred rent	17,210	—	14,386	—
Share-based compensation	16,587	—	12,733	—
Notes receivable from employees	21,451	—	14,205	—
Foreign tax credits	6,478	—	1,838	—
Deferred compensation	681	—	—	(965)
Goodwill and other intangible asset amortization	—	(142,182)	—	(131,022)
Revenue recognition	—	(7,673)
Convertible debt	105	—	—	(5,209)
Currency translation adjustment	—	(2,676)	—	(1,201)
All other	—	—	683	—

Total long-term deferred tax assets (liabilities)	$62,512	$(154,646)	$43,845	$(139,549)

Total deferred tax assets (liabilities)		$(96,186)		$(75,228)

As of December 31, 2010, we have not recorded a $17.5 million deferred tax liability related to the tax basis difference in the investment in our foreign subsidiaries as the investment is considered permanent in duration.

We also have $6.5 million of foreign tax credit carryforwards that begin to expire in 2020. Based upon current levels of foreign source income and foreign income taxes, we expect to use the $6.5 million of credits prior to their expiration.

We have not established a valuation allowance for any of our deferred tax assets as we expect that future taxable income as well as the reversal of temporary differences will enable us to fully utilize our deferred tax assets.

The components of “Income before income tax provision” from continuing operations are as follows:

	Year Ended December 31,
	2010	2009	2008
Domestic	$91,420	$194,155	$143,505
Foreign	26,020	32,870	54,916

	$117,440	$227,025	$198,421

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$17,310	$42,911	$58,075
State	906	14,379	13,313
Foreign	7,468	9,743	11,838

	25,684	67,033	83,226

Deferred
Federal	$18,582	$15,865	$(5,968)
State	3,614	2,353	257
Foreign	(2,330)	(1,252)	—

	19,866	16,966	(5,711)

Income tax provision	$45,550	$83,999	$77,515

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2010	2009	2008
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	4.8	4.3
Goodwill amortization on foreign acquisitions deductible for U.S. tax purposes	(1.9)	(2.2)	(2.4)
Expenses not deductible for tax purposes	2.7	0.8	2.2
All other	(0.8)	(1.4)	—

	38.8%	37.0%	39.1%

At December 31, 2010, we had a net income tax receivable of $1.5 million as compared to a net income tax payable of $6.3 million at December 31, 2009.

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

Our liability for uncertain tax positions was $1.0 million and $0.4 million at December 31, 2010 and 2009, respectively. Interest and penalties related to uncertain tax positions are classified as operating expenses and are excluded from the income tax provision. As of December 31, 2010, our accrual for the payment of tax-related interest and penalties was not material. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

17. Stockholders’ Equity

Common Stock

Holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders and share equally, share-for-share, if dividends are declared on the common stock. In the event of any liquidation, dissolution or winding up of our company or upon the distribution of our assets, all assets and funds remaining after payment in full of our debts and liabilities, and after the payment of all liquidation preferences, if any, applicable to any outstanding preferred stock, would be divided and distributed among the holders of our common stock ratably. There are no redemption or sinking fund requirements applicable to shares of our common stock.

Common Stock Repurchase Program

On November 4, 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million and terminated the $50.0 million stock repurchase program authorized in February 2009.

Accelerated share buyback agreement. On November 9, 2009, we entered into an accelerated share buyback agreement (“ASB Agreement”) with an investment bank. On the same day, FTI and the investment bank executed a supplemental confirmation to effect a $250.0 million accelerated stock buyback transaction under the ASB Agreement.

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

Open market purchases. After the accelerated buyback transaction settled in January 2010, a balance of $250.0 million remained available under the stock repurchase program to fund stock repurchases by the Company. During 2010, we purchased and retired 1,178,089 shares of our common stock for a total cost of approximately $40.6 million. We made no open market purchases in 2009.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

18. Employee Benefit Plans

We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percent of the participant’s eligible compensation. FTI matches each participant’s eligible 401(k) plan contributions up to the annual limit specified by the Internal Revenue Service. We made contributions related to the plan of $8.0 million during 2010, $7.8 million during 2009 and $7.1 million during 2008.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom and other foreign countries. The assets of the schemes are held separately from those of FTI in independently administered funds. We contributed $4.6 million to these plans during 2010, $4.9 million during 2009, and $4.7 million during 2008.

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

Effective January 1, 2010, we implemented a change in our organizational structure that resulted in the movement of our Financial and Enterprise Data Analytics subpractice from our Technology segment to our Forensic and Litigation Consulting segment. This change has been reflected in our segment reporting for all periods presented.

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

The table below presents revenues and adjusted segment EBITDA for our reportable segments for the three years ended December 31, 2010:

	Year Ended December 31,
	2010	2009	2008
Revenues
Corporate Finance/Restructuring	$451,518	$514,260	$374,504
Forensic and Litigation Consulting	324,478	300,710	282,948
Economic Consulting	255,660	234,723	219,883
Technology	176,607	170,174	191,329
Strategic Communications	193,198	180,079	224,481

Total revenues	$1,401,461	$1,399,946	$1,293,145

Adjusted segment EBITDA
Corporate Finance/Restructuring	$116,317	$175,551	$114,178
Forensic and Litigation Consulting	78,244	77,906	67,319
Economic Consulting	49,783	47,845	59,020
Technology	64,896	57,390	63,680
Strategic Communications	29,021	24,941	51,853

Total adjusted segment EBITDA	$338,261	$383,633	$356,050

The table below reconciles adjusted segment EBITDA to income before income tax provision. Unallocated corporate expenses include primarily indirect costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include costs related to executive management, legal, corporate office support costs, information technology, accounting, marketing, human resources, and company-wide business development functions.

	Year Ended December 31,
	2010	2009	2008
Total adjusted segment EBITDA	$338,261	$383,633	$356,050
Segment depreciation expense	(26,102)	(22,737)	(20,342)
Amortization of intangible assets	(23,910)	(24,701)	(18,824)
Special charges	(47,116)	—	—
Unallocated corporate expenses	(72,692)	(72,655)	(81,973)
Interest income and other (a)	4,423	8,408	8,615
Interest expense	(50,263)	(44,923)	(45,105)
Loss on early extinguishment of debt	(5,161)	—	—

Income before income tax provision	$117,440	$227,025	$198,421

(a)	Includes corporate litigation settlement gains (losses) of $250 and ($225) for the years ended December 31, 2009 and 2008, respectively.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets.

	December 31,
	2010	2009
Corporate Finance/Restructuring	$633,124	$547,091
Forensic and Litigation Consulting	339,012	320,947
Economic Consulting	360,705	356,432
Technology	214,357	237,909
Strategic Communications	459,917	436,571

Total segment assets	2,007,115	1,898,950
Unallocated corporate assets	403,161	178,388

Total assets	$2,410,276	$2,077,338

The table below details information on our revenues for the three years ended December 31, 2010. Revenues have been attributed to location based on the location of the legal entity generating the revenue.

	Year Ended December 31,
	2010	2009	2008
United States	$1,104,836	$1,154,112	$1,056,616
All foreign countries	296,625	245,834	236,529

Total revenue	$1,401,461	$1,399,946	$1,293,145

We do not have a single customer that represents ten percent or more of our consolidated revenues.

The table below details information on our long-lived assets and net assets at December 31, 2010 and 2009 attributed to geographic location based on the location of the legal entity holding the assets.

	December 31, 2010		December 31, 2009
	United States	All foregin countries	United States	All foregin countries
Property and equipment, net of accumulated depreciation	$60,985	$12,253	$69,028	$11,650
Net assets	$666,395	$500,924	$831,326	$272,888

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Balance Sheet as of December 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$292,738	$1,430	$90,402	$—	$384,570
Restricted cash	8,633	—	1,885	—	$10,518
Accounts receivable, net	109,663	140,328	76,086	—	326,077
Intercompany receivables	49,809	497,108	96,251	(643,168)	—
Other current assets	26,635	15,007	25,908	—	67,550

Total current assets	487,478	653,873	290,532	(643,168)	788,715
Property and equipment, net	47,091	13,893	12,254	—	73,238
Goodwill	426,866	541,395	301,186	—	1,269,447
Other intangible assets, net	5,906	79,984	49,080	—	134,970
Investments in subsidiaries	1,619,224	512,127	—	(2,131,351)	—
Other assets	68,983	58,713	20,293	—	147,989

Total assets	$2,655,548	$1,859,985	$673,345	$(2,774,519)	$2,414,359

Liabilities
Intercompany payables	$488,860	$70,622	$83,686	$(643,168)	$—
Other current liabilities	135,652	104,056	49,574	—	289,282

Total current liabilities	624,512	174,678	133,260	(643,168)	289,282
Long-term debt, net	756,515	29,048	—	—	785,563
Other liabilities	107,202	40,034	24,959	—	172,195

Total liabilities	1,488,229	243,760	158,219	(643,168)	1,247,040
Stockholders’ equity	1,167,319	1,616,225	515,126	(2,131,351)	1,167,319

Total liabilities and stockholders’ equity	$2,655,548	$1,859,985	$673,345	$(2,774,519)	$2,414,359

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Balance Sheet as of December 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$60,720	$665	$57,487	$—	$118,872
Accounts receivable, net	102,768	143,146	41,628	—	287,542
Intercompany receivables	58,969	335,933	120,210	(515,112)	—
Other current assets	69,871	17,972	8,007	(2,349)	93,501

Total current assets	292,328	497,716	227,332	(517,461)	499,915
Property and equipment, net	46,298	22,728	11,652	—	80,678
Goodwill	426,314	530,809	238,826	—	1,195,949
Other intangible assets, net	8,465	118,756	48,741	—	175,962
Investments in subsidiaries	1,382,550	399,825	131,587	(1,913,962)	—
Other assets	60,396	161,813	14,104	(111,479)	124,834

Total assets	$2,216,351	$1,731,647	$672,242	$(2,542,902)	$2,077,338

Liabilities
Intercompany payables	$319,905	$99,833	$95,374	$(515,112)	$—
Other current liabilities	265,053	92,350	51,148	(2,349)	406,202

Total current liabilities	584,958	192,183	146,522	(517,461)	406,202
Long-term debt, net	417,012	385	—	—	417,397
Other liabilities	110,167	37,671	113,166	(111,479)	149,525

Total liabilities	1,112,137	230,239	259,688	(628,940)	973,124
Stockholders’ equity	1,104,214	1,501,408	412,554	(1,913,962)	1,104,214

Total liabilities and stockholders’ equity	$2,216,351	$1,731,647	$672,242	$(2,542,902)	$2,077,338

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidated Statement of Income for the Year Ended December 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$517,053	$1,208,607	$301,310	$(625,509)	$1,401,461
Operating expenses
Direct cost of revenues	300,621	937,958	199,321	(622,124)	815,776
Selling, general and administrative expense	146,753	127,923	70,023	(3,385)	341,314
Special charges	17,574	32,911	1,535	—	52,020
Amortization of other intangible assets	2,558	15,752	5,600	—	23,910

	467,506	1,114,544	276,479	(625,509)	1,233,020

Operating income	49,547	94,063	24,831	—	168,441
Other income (expense)	3,198	113,062	(9,697)	(157,564)	(51,001)

Income before income tax provision	52,745	207,125	15,134	(157,564)	117,440
Income tax (benefit) provision	(452)	43,717	2,285	—	45,550
Equity in net earnings of subsidiaries	18,693	4,601	5,666	(28,960)	—

Net income	$71,890	$168,009	$18,515	$(186,524)	$71,890

Condensed Consolidated Statement of Income for the Year Ended December 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$592,986	$1,179,633	$255,582	$(628,255)	$1,399,946
Operating expenses
Direct cost of revenues	320,521	907,558	159,764	(620,456)	767,387
Selling, general and administrative expense	159,449	139,265	53,403	(7,799)	344,318
Amortization of other intangible assets	1,604	17,865	5,232	—	24,701

	481,574	1,064,688	218,399	(628,255)	1,136,406

Operating income	111,412	114,945	37,183	—	263,540
Other income (expense)	(40,294)	12,656	(8,877)	—	(36,515)

Income before income tax provision	71,118	127,601	28,306	—	227,025
Income tax provision	28,595	51,305	4,099	—	83,999
Equity in net earnings of subsidiaries	100,503	19,946	8,816	(129,265)	—

Net income	$143,026	$96,242	$33,023	$(129,265)	$143,026

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Income for the Year Ended December 31, 2008

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

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$10,705	$141,288	$43,061	$195,054

Investing activities
Payments for acquisition of businesses, net of cash received	(60,958)	—	(2,128)	(63,086)
Purchases from sale or maturity of short-term investments, net of sales	15,000	—	—	15,000
Purchases of property and equipment and other	(8,572)	(8,858)	(5,570)	(23,000)

Net cash used in investing activities	(54,530)	(8,858)	(7,698)	(71,086)

Financing activities
Borrowings under revolving line of credit	20,000	—	—	20,000
Payments of revolving line of credit	(20,000)	—	—	(20,000)
Payments of long-term debt and capital lease obligations	(209,233)	(514)	—	— (209,747)
Issuance of debt securities, net	390,445	—	—	390,445
Payments of debt financing fees	(3,054)	—	—	(3,054)
Purchase and retirement of common stock	(40,634)	—	—	(40,634)
Net issuance of common stock under equity compensation plans and other	6,638	—	—	6,638
Excess tax benefits from share-based compensation	204	—	—	204
Intercompany transfers	131,477	(131,151)	(326)	—

Net cash provided by (used in) financing activities	275,843	(131,665)	(326)	143,852

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	—	—	(2,122)	(2,122)

Net increase in cash and cash equivalents	232,018	765	32,915	265,698
Cash and cash equivalents, beginning of year	60,720	665	57,487	118,872

Cash and cash equivalents, end of year	$292,738	$1,430	$90,402	$384,570

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$55,941	$176,239	$18,589	$250,769

Investing activities
Payments for acquisition of businesses, net of cash received	(44,880)	952	(2,782)	(46,710)
Purchases of short-term investments, net of proceeds from sales or maturity	(15,141)	—	—	(15,141)
Purchases of property and equipment and other	(8,284)	(13,637)	(6,116)	(28,037)

Net cash used in investing activities	(68,305)	(12,685)	(8,898)	(89,888)

Financing activities
Payments of long-term debt and capital lease obligations	(12,967)	(794)	—	(13,761)
Cash received for settlement of interest rate swaps	2,288	—	—	2,288
Purchase and retirement of common stock	(250,000)	—	—	(250,000)
Net issuance of common stock under equity compensation plans and other	16,002	—	—	16,002
Excess tax benefits from share-based compensation	5,193	—	—	5,193
Intercompany transfers	181,156	(173,758)	(7,398)	—

Net cash used in financing activities	(58,328)	(174,552)	(7,398)	(240,278)

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	—	—	6,427	6,427

Net (decrease) increase in cash and cash equivalents	(70,692)	(10,998)	8,720	(72,970)
Cash and cash equivalents, beginning of year	131,412	11,663	48,767	191,842

Cash and cash equivalents, end of year	$60,720	$665	$57,487	$118,872

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2008

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$72,352	$70,977	$54,151	$197,480

Payments for acquisition of businesses, net of cash received	(333,830)	(2,700)	(6,639)	(343,169)
Purchases of property and equipment and other	(15,464)	(9,068)	(6,439)	(30,971)

Net cash used in investing activities	(349,294)	(11,768)	(13,078)	(374,140)

Financing activities
Payment of short-term borrowings of acquired subsidiary	—	(2,275)	—	(2,275)
Payment of long-term debt	(8,261)	(483)	—	(8,744)
Net issuance of common stock under equity compensation plans and other	20,450	—	—	20,450
Excess tax benefits from share-based compensation	10,820	—	—	10,820
Intercompany transfers	56,785	(46,061)	(10,724)	—

Net cash provided by (used in) financing activities	79,794	(48,819)	(10,724)	20,251

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	55	—	(12,267)	(12,212)

Net (decrease) increase in cash and cash equivalents	(197,093)	10,390	18,082	(168,621)
Cash and cash equivalents, beginning of year	328,505	1,273	30,685	360,463

Cash and cash equivalents, end of year	$131,412	$11,663	$48,767	$191,842

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

(dollar and share amounts in tables expressed in thousands, except per share data)

21. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
Revenues	$350,040	$349,033	$346,140	$356,248

Operating expenses
Direct cost of revenues	197,460	209,031	204,095	205,190
Selling, general and administrative expenses	84,401	82,202	85,796	88,915
Special charges	30,245	—	—	21,775
Amortization of other intangible assets	6,091	5,852	6,286	5,681

	318,197	297,085	296,177	321,561

Operating income	31,843	51,948	49,963	34,687
Interest income and other	2,354	(141)	2,527	(317)
Interest expense	(11,318)	(11,378)	(11,904)	(15,663)
Loss on early extinguishment of debt	—	—	(5,161)	—

Income before income tax provision	22,879	40,429	35,425	18,707
Income tax provision	8,694	15,363	13,462	8,031

Net income	$14,185	$25,066	$21,963	$10,676

Earnings per common share — basic	$0.31	$0.55	$0.48	$0.24

Earnings per common share — diluted	$0.29	$0.52	$0.47	$0.23

Weighted average common shares outstanding
Basic	45,799	45,857	45,471	45,110

Diluted	48,128	48,176	46,808	46,693

2009
Revenues	$347,846	$360,525	$348,637	$342,938

Operating expenses
Direct cost of revenues	192,412	194,181	193,204	187,590
Selling, general and administrative expenses	88,753	88,842	84,976	81,747
Amortization of other intangible assets	6,050	6,149	6,171	6,331

	287,215	289,172	284,351	275,668

Operating income	60,631	71,353	64,286	67,270
Interest income and other	2,303	702	3,330	2,073
Interest expense	(11,013)	(11,030)	(11,434)	(11,446)

Income before income tax provision	51,921	61,025	56,182	57,897
Income tax provision	20,249	23,800	18,626	21,324

Net income	$31,672	$37,225	$37,556	$36,573

Earnings per common share — basic	$0.63	$0.74	$0.74	$0.75

Earnings per common share — diluted	$0.60	$0.69	$0.70	$0.71

Weighted average common shares outstanding
Basic	50,171	50,384	50,696	48,612

Diluted	52,979	53,835	53,896	51,433

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2010, pursuant to Regulation 14A with the Securities and Exchange Commission.

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

The information contained in our proxy statement under the captions “Certain Relationships and Related Party Transactions,” “Information About the Board of Directors and Committees” and “Corporate Governance” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in our proxy statement under the caption “Principal Accountant Fees and Services” is incorporated herein by reference.

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

		Management’s Report on Internal Control over Financial Reporting

		Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

		Reports of Independent Registered Public Accounting Firm — Consolidated Financial Statements

		Consolidated Balance Sheets — December 31, 2010 and 2009

		Consolidated Statements of Income — Years Ended December 31, 2010, 2009 and 2008

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2010, 2009 and 2008

		Consolidated Statements of Cash Flows — Years Ended December 31, 2010, 2009 and 2008

		Notes to Consolidated Financial Statements

	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:

		Schedule II — Valuation and Qualifying Accounts

		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise furnished.

FTI Consulting, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions
Description		Charged to Expense	Charged to Other Accounts*	Deductions**	Balance at End of Period

Year Ended December 31, 2010
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$59,328	$10,720	$9,621	$16,464	$63,205

Year Ended December 31, 2009
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$45,309	$19,866	$11,513	$17,360	$59,328

Year Ended December 31, 2008
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$30,467	$22,474	$5,852	$13,484	$45,309

*	Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).

**	Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits

1.1**	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.2**	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.3**	Purchase Agreement dated September 27, 2006, by and among FTI Consulting, Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to the 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission, on October 3, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K/A (Amendment No. 2) dated September 27, 2006 and incorporated herein by reference.)

1.4	Underwriting Agreement dated October 3, 2007, by and among FTI Consulting, Inc. and Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman, Sachs & Co. (Filed with the Securities and Exchange Commission on October 3, 2007 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment to Registration Statement on Form S-3 (333-146366) dated October 3, 2007 and incorporated herein by reference.)

2.1**	Agreement for the Purchase and Sale of Assets dated as of July 24, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on July 26, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 24, 2002 and incorporated herein by reference.)

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

Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated as of December 18, 2008. (Filed with the Securities and Exchange Commission on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to By-Laws of FTI Consulting, Inc. dated as of February 25, 2009. (Filed with the Securities and Exchange Commission on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

4.1	Indenture dated August 2, 2005 among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to 7 5/8% Senior Notes due 2013. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.2	Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.3	Form of Note (included as Exhibit A to Exhibit 4.1). (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of August 2, 2005, among FTI Consulting, Inc., Goldman, Sachs & Co. and Banc of America Securities LLC. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.5	First Supplemental Indenture relating to the 7 5/8% Senior Notes due 2013, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors named therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.6	First Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors named therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.7	Second Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of February 22, 2006, by and among FTI Consulting, Inc., the guarantors named therein, Competition Policy Associates, Inc. and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 24, 2006 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment no. 2 to its Registration Statement on Form S-3 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

4.8	Second Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of February 22, 2006, by and among FTI Consulting, Inc., Competition Policy Associates, Inc., a District of Columbia corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.9	Third Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.10	Third Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.11	Indenture dated as of October 3, 2006, relating to the 7 3/4 % Senior Notes due 2016, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

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

4.31	Ninth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of May 15, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

4.32	Ninth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of May 15, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

4.33	Fifth Supplemental Indenture relating to 7 3/4% Senior Notes due 2016, dated as of May 12, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

4.34	Tenth Supplemental Indenture, dated September 28, 2010, among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, relating to FTI Consulting, Inc.’s 7 5/8 % Senior Notes due 2013. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.35	Indenture, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, relating to FTI Consulting, Inc.’s 6 3/4% Senior Notes due 2020. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

4.36	Form of 6 3/4% Senior Notes due 2020 (included in Exhibit 4.35). (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.37	Form of Notation of Guarantee (included in Exhibit 4.35). (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.38	Registration Rights Agreement, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Banc of America Securities LLC. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

10.1*

Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and

Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.2*

Employment Agreement dated September 20, 2004 between FTI Consulting, Inc. and

Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.3*	Restricted Stock Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.4*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed and incorporated herein by reference.)

10.5*	Amendment dated September 23, 2004 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 9, 2004 and incorporated herein by reference.)

10.6*	Restricted Stock Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated September 23, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.7*

Employment Agreement dated as of November 1, 2005 between Dominic DiNapoli and

FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.8*	Restricted Stock Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.9*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.10*	FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated as of April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.11*	Form of Incentive Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.12*	Form of Restricted Stock Agreement used with 2004 Long-Term Incentive Plan, as amended. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.13*	Form of Incentive Stock Option Agreement used with 1997 Stock Option Plan, as amended. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.14*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of October 28, 2004. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.15*	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of February 17, 2005. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.16*	Written Summary of Non-Employee Director Compensation approved by the Board of Directors of FTI Consulting, Inc. on April 27, 2005. (Filed with the Securities and Exchange Commission on May 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.)

10.17*

FTI Consulting, Inc. Non-Employee Director Compensation Plan, established effective April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to

FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.18*

Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to

FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.19*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.20*	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Unit Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.21*	Form of Nonqualified Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

10.22*	Restricted Stock Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

10.23*	Stock Option Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the Securities and Exchange Commission on March 7, 2006 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

10.24*	Amendment to FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated effective April 27, 2005. (Filed with the Securities and Exchange Commission on March 31, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2006 and incorporated herein by reference.)

10.25*	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.26*	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective as of April 27, 2005, as further amended. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.27*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission, on June 6, 2006 as exhibit 4.3 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.28*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.29*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.30*	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.31*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.32*	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.33*	FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.34*	Offer Letter dated January 9, 2006 to and accepted by John A. MacColl. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.35*	Offer Letter dated May 17, 2005 to and accepted by David G. Bannister. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.36	Exchange and Registration Rights Agreement dated as of October 3, 2006, relating to 7 3/4% Senior Notes due 2016, by and among FTI, the guarantors named therein and the Initial Purchasers named therein. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.37**	Parent Guaranty Agreement dated as of October 4, 2006, between FTI Consulting, Inc. and FTI FD Inc. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.38*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, Amended and Restated Effective October 25, 2006. (Filed with the Securities and Exchange Commission on October 26, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2006 and incorporated herein by reference.)

10.39*	FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.40*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix II: Australian Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.41*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix III: Ireland Sub-Plan. (Filed with the Securities Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.42*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix IV: United Kingdom Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.43*

FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement under

FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.44*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.45*	FTI Consulting, Inc. Non-Qualified Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

10.46*	Amendment No. 1 made and entered into as of April 23, 2007 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on April 26, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 23, 2007 and incorporated herein by reference.)

10.47*	Offer Letter dated June 14, 2007 to and accepted by Jorge A. Celaya (Filed with the Securities and Exchange Commission on July 10, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 9, 2007 and incorporated herein by reference.)

10.48*	FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.49*	FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.50*

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

10.51*

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

10.52*

FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on

Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.53*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.54*	Form of Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.55*

FTI Consulting, Inc. 2004 Long-Term Incentive Plan [Amended and Restated Effective as of

May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.56*	Form of FTI Consulting, Inc. 2004 Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.57*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.58*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.59*	Form of Incentive Stock Option Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as amended and restated. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.60** *	Amendment No. 2 effective as of August 11, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.61*	Amendment No. 3 as of December 31, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.62*	Amendment No. 2 as of December 31, 2008 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.63*	Amendment No. 1 as of December 31, 2008 to the Employment Agreement dated as of November 1, 2005 by and between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.64** *	Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.65*

Amendment as of August 1, 2008 to the Employment Agreement by and among,

FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.66*

Second Amendment as of December 16, 2008 to the Employment Agreement by and among,

FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.67*	Amendment made and entered into as of December 31, 2008 to Offer Letter dated June 14, 2007 to and accepted by Jorge A. Celaya. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.68*	Employment Letter dated as of December 31, 2008 to and accepted by Roger Carlile. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.69*	Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.70*	Amendment made and entered into as of December 31, 2008 to Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.71*	Amendment No. 1dated March 31, 2009 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan (Amended and Restated Effective as of February 20, 2008). (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)

10.72*	Amendment No. 3 to Employment Agreement made and entered into as of January 2, 2009 by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. Schedules to Amendment No. 3 to the Employment Agreement are not filed. FTI Consulting Inc. will furnish supplementally a copy of any omitted schedule to the SEC upon request. (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)

10.73*	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 23, 2009 as an exhibit to FTI Consulting, Inc.’s Proxy Statement and incorporated herein by reference.)

10.74*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

Exhibit Number	Description of Exhibits

10.75*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.76*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.77*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.78*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.79*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Nonstatutory Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.80*‡

Separation Agreement dated as of July 27, 2009, by and among FD U.S. Communications, Inc.,

FTI Consulting, Inc. and Declan Kelly (Filed with the Securities and Exchange Commission on November 6, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.81‡**	Master Confirmation Accelerated Share Buyback Agreement dated November 9, 2009. (Filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 9, 2009 and incorporated herein by reference).

10.82‡**	Supplemental Confirmation dated November 9, 2009. (Filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 9, 2009 and incorporated herein by reference).

10.83*

Separation Agreement dated March 24, 2010 between FTI Consulting, Inc. and Jorge A. Celaya. (Filed with the Securities and Exchange Commission on March 26, 2010 as an exhibit to

FTI Consulting, Inc.’s Current Report on Form 8-K dated March 24, 2010 and incorporated herein by reference.)

10.84*	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Cash-Based Performance Award Agreement. (Filed with the Securities and Exchange Commission on March 29, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 25, 2010 and incorporated herein by reference.)

10.85*	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan [as Amended and Restated Effective as of June 2, 2010. (Filed with the Securities and Exchange Commission on April 23, 2010 as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement dated April 23, 2010 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.86*

Offer Letter, as amended, dated March 23, 2010, between FTI Consulting, Inc. and Eric B. Miller. (Filed with the Securities and Exchange Commission on May 6, 2010 as an exhibit to

FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.)

10.87*	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.88*	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.89*	Amendment No. 2 dated as of June 2, 2010 to Employment Agreement dated as of November 1, 2005, as amended, by and between FTI Consulting, Inc. and Dominic DiNapoli.(Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.90*	Amendment dated June 2, 2010 to Offer Letter dated May 17, 2005 to David G. Bannister. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.91*	Amendment dated June 2, 2010 to Employment Letter dated December 31, 2008 to Roger D. Carlile. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.92*	Second Amended Offer Letter dated June 2, 2010 to Eric B. Miller. (Filed with the Securities and Exchange Commission on August 5, 2010 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.93**

Credit Agreement, dated as of September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent. Exhibits, schedules (or similar attachments) to the Credit Agreement are not filed. FTI will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

10.94**

Security Agreement, dated as of September 27, 2010, by and among grantors party thereto and

Bank of America, N.A., as administrative agent. Exhibits, schedules (or similar attachments) to the

Security Agreement are not filed. FTI will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

10.95	Pledge Agreement, dated as of September 27, 2010, by and among pledgors party thereto and Bank of America, N.A., as administrative agent

Exhibit Number	Description of Exhibits

11.1†	Computation of Earnings Per Share (included in Note 1 to the Consolidated Financial Statements included in Part II — Item 8 herein).

14.0	FTI Consulting, Inc. Policy on Ethics and Business Conduct, as Amended and Restated Effective December 18, 2008. (Filed with the Securities and Exchange Commission on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Form 8-K dated December 18, 2008 and incorporated herein by reference.)

21.1†	Subsidiaries of FTI Consulting, Inc.

23.0†	Consent of KPMG LLP

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Policy on Disclosure Controls, as last amended and restated effective as of May 14, 2008. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

99.2	Policy Statement on Inside Information and Insider Trading, as last amended and restated effective as of May 14, 2008. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

99.3	Policy on Conflicts of Interest. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

99.4†	Corporate Governance Guidelines, as last amended and restated effective as of August 4, 2010.

99.5	Categorical Standards of Director Independence, as last amended and restated effective as of May 19, 2004. (Filed with the Securities and Exchange Commission on March 15, 2005 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2004 and incorporated herein by reference.)

99.6	Charter of Audit Committee, as last amended and restated effective as of December 16, 2009. (Filed with the Securities and Exchange Commission on February 26, 2010 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference.)

99.7	Charter of the Compensation Committee, as last amended and restated effective as of December 16, 2009. (Filed with the Securities and Exchange Commission on February 26, 2010 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

99.8	Charter of the Nominating and Corporate Governance Committee, as last amended and restated effective as of December 16, 2009. (Filed with the Securities and Exchange Commission on February 26, 2010 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference.)

99.9	Anti-Corruption Policy effective as of August 1, 2007. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

101***	The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2010, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

**	With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits, schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

‡	Certain portion of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Act of 1933, as amended, which was granted by the Securities and Exchange Commission on January 11, 2010.

***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 25th day of February 2011.

FTI CONSULTING, INC.

By:	/S/ JACK B. DUNN, IV
Name:	Jack B. Dunn, IV
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/S/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Chairman of the Board	February 25, 2011

/S/ JACK B. DUNN, IV Jack B. Dunn, IV	Chief Executive Officer and President and Director (Principal Executive Officer)	February 25, 2011

/S/ DAVID G. BANNISTER David G. Bannister	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/S/ CATHERINE M. FREEMAN Catherine M. Freeman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/S/ BRENDA J. BACON Brenda J. Bacon	Director	February 25, 2011

/S/ MARK H. BEREY Mark H. Berey	Director	February 25, 2011

/S/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	February 25, 2011

/S/ JAMES W. CROWNOVER James W. Crownover	Director	February 25, 2011

/S/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director	February 25, 2011

/S/ MATTHEW F. MCHUGH Matthew F. McHugh	Director	February 25, 2011

/S/ GEORGE P. STAMAS George P. Stamas	Director	February 25, 2011