Form 10-Q
period 2011-03-31
FTI CONSULTING INC
filed 2011-05-06
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2011
Common stock, par value $0.01 per share	42,051,390

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$112,367	$384,570
Restricted cash	11,386	10,518
Accounts receivable:
Billed receivables	278,691	268,386
Unbilled receivables	181,201	120,896
Allowance for doubtful accounts and unbilled services	(63,581)	(63,205)

Accounts receivable, net	396,311	326,077
Current portion of notes receivable	29,162	26,130
Prepaid expenses and other current assets	32,170	28,174
Income taxes receivable	11,796	13,246

Total current assets	593,192	788,715
Property and equipment, net of accumulated depreciation	70,834	73,238
Goodwill	1,295,559	1,269,447
Other intangible assets, net of amortization	131,050	134,970
Notes receivable, net of current portion	98,962	87,677
Other assets	57,667	60,312

Total assets	$2,247,264	$2,414,359

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$102,570	$105,864
Accrued compensation	110,433	143,971
Current portion of long-term debt and capital lease obligations	31,683	7,559
Billings in excess of services provided	29,578	27,836
Deferred income taxes	4,052	4,052

Total current liabilities	278,316	289,282
Long-term debt and capital lease obligations, net of current portion	784,093	785,563
Deferred income taxes	94,548	92,134
Other liabilities	85,261	80,061

Total liabilities	1,242,218	1,247,040

Commitments and contingent liabilities (notes 7, 9 and 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—42,026 (2011) and 46,144 (2010)	420	461
Additional paid-in capital	334,080	532,929
Retained earnings	709,217	687,419
Accumulated other comprehensive loss	(38,671)	(53,490)

Total stockholders’ equity	1,005,046	1,167,319

Total liabilities and stockholders’ equity	$2,247,264	$2,414,359

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2011	2010
Revenues	$361,816	$350,040

Operating expenses
Direct cost of revenues	219,140	197,460
Selling, general and administrative expense	88,729	84,401
Special charges	—	30,245
Amortization of other intangible assets	5,454	6,091

	313,323	318,197

Operating income	48,493	31,843

Other income (expense)
Interest income and other	2,000	2,354
Interest expense	(15,310)	(11,318)

	(13,310)	(8,964)

Income before income tax provision	35,183	22,879
Income tax provision	13,385	8,694

Net income	$21,798	$14,185

Earnings per common share—basic	$0.50	$0.31

Earnings per common share—diluted	$0.48	$0.29

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance January 1, 2011	46,144	$461	$532,929	$687,419	$(53,490)	$1,167,319
Comprehensive income:
Cumulative translation adjustment, including income tax benefit of $2,168	—	—	—	—	14,819	14,819
Net income	—	—	—	21,798	—	21,798

Total comprehensive income						36,617
Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share-based awards of $8	58	1	1,483	—	—	1,484
Restricted share grants, less net settled shares of 69	258	2	(2,477)	—	—	(2,475)
Stock units issued under incentive compensation plan	—	—	4,241	—	—	4,241
Business combinations	—	—	589	—	—	589
Purchase and retirement of common stock	(4,434)	(44)	(209,356)	—	—	(209,400)
Share-based compensation	—	—	6,671	—	—	6,671

Balance March 31, 2011	42,026	$420	$334,080	$709,217	$(38,671)	$1,005,046

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$21,798	$14,185
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	7,743	7,703
Amortization of other intangible assets	5,454	6,091
Provision for doubtful accounts	2,573	3,010
Non-cash share-based compensation	6,807	7,394
Excess tax benefits from share-based compensation	(43)	(754)
Non-cash interest expense	2,093	1,800
Other	383	(476)
Changes in operating assets and liabilties, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(45,701)	(32,291)
Notes receivable	(13,617)	(14,971)
Prepaid expenses and other assets	(4,116)	6,826
Accounts payable, accrued expenses and other	16,497	20,909
Income taxes	(3,608)	(13,182)
Accrued compensation	(37,075)	(31,363)
Billings in excess of services provided	1,615	(2,144)

Net cash used in operating activities	(39,197)	(27,263)

Investing activities
Payments for acquisition of businesses, net of cash received	(41,842)	(17,544)
Purchases of property and equipment	(4,953)	(5,168)
Proceeds from sale or maturity of short-term investments	—	15,000
Other	(483)	(2,976)

Net cash used in investing activities	(47,278)	(10,688)

Financing activities
Borrowings under revolving line of credit	25,000	20,000
Payments of revolving line of credit	—	(20,000)
Payments of long-term debt and capital lease obligations	(872)	(527)
Purchase and retirement of common stock	(209,400)	—
Net issuance of common stock under equity compensation plans	(999)	832
Excess tax benefits from share-based compensation	43	754
Other	161	442

Net cash (used in) provided by financing activities	(186,067)	1,501

Effect of exchange rate changes on cash and cash equivalents	339	(1,544)

Net decrease in cash and cash equivalents	(272,203)	(37,994)
Cash and cash equivalents, beginning of period	384,570	118,872

Cash and cash equivalents, end of period	$112,367	$80,878

Supplemental cash flow disclosures
Cash paid for interest	$3,015	$3,000
Cash paid for income taxes, net of refunds	16,995	21,876
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	4,241	6,531
Issuance of notes payable to acquire businesses	—	4,772

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

2. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, and shares issuable upon conversion of our 3 3/4% senior subordinated convertible notes due 2012 (“Convertible Notes”) assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during the period, each using the treasury stock method. The conversion feature of our Convertible Notes had a dilutive effect on our earnings per share for the periods presented below because the average closing price per share of our common stock for such periods was above the conversion price of the Convertible Notes of $31.25 per share.

	Three Months Ended March 31,
	2011	2010
Numerator—basic and diluted
Net income	$21,798	$14,185

Denominator
Weighted average number of common shares outstanding—basic	43,877	45,799
Effect of dilutive stock options	805	954
Effect of dilutive convertible notes	676	1,149
Effect of dilutive restricted shares	277	226

Weighted average number of common shares outstanding—diluted	45,635	48,128

Earnings per common share—basic	$0.50	$0.31

Earnings per common share—diluted	$0.48	$0.29

Antidilutive stock options and restricted shares	2,035	1,302

3. Special Charges

During the year ended December 31, 2010, we recorded special charges of $52.0 million, of which $32.3 million was non-cash. The non-cash charges primarily included trade name impairment charges related to our global FTI branding strategy and other strategic branding decisions. The remaining charges related to a

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

realignment of our workforce and a consolidation of four office locations. The charges reflect actions we took to support our corporate positioning, as well as actions taken to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support.

The total cash outflow associated with the special charges is expected to be $19.6 million, of which $18.5 million has been paid as of March 31, 2011 and the balance of approximately $1.1 million is expected to be paid during the remainder of 2011. A liability for the amounts to be paid is included in “Accounts payable, accrued expenses and other” on the Condensed Consolidated Balance Sheets. Activity related to the liability for these costs for the three months ended March 31, 2011 is as follows:

	Employee Termination Costs	Lease Termination Costs	Total
Balance at January 1, 2011	$1,920	$2,762	$4,682
Payments	(963)	(2,442)	(3,405)
Adjustments	(19)	(138)	(157)

Balance at March 31, 2011	$938	$182	$1,120

4. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income. The provision for doubtful accounts totaled $2.6 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively.

5. Research and Development Costs

Research and development costs related to software development totaled $5.8 million and $5.4 million for the three months ended March 31, 2011 and 2010, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

6. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2011, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at March 31, 2011 was $857.6 million compared to a carrying value of $808.6 million. At December 31, 2010, the fair value of our long-term debt was $847.2 million compared to a carrying value of $810.8 million. We determined the fair value of our long-term debt primarily based on quoted market prices for our 7 5/8% senior notes due 2013, 7 3/4% senior notes due 2016, 6 3/4% senior notes due 2020 and Convertible Notes. The carrying value of long-term debt includes the $18.0 million equity component of our Convertible Notes which is recorded in “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

Derivative Financial Instruments

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt.

In March 2011, we entered into four interest rate swap agreements to hedge the risk of changes in the fair value of our 7 3/4% fixed rate senior notes due 2016. The interest rate swaps mature on October 1, 2016. Under the terms of the interest rate swaps, we receive interest on the $215.0 million notional amount at a fixed rate of 7 3/4% and pay a variable rate of interest, based on LIBOR as the benchmark interest rate. For the three months ended March 31, 2011, our variable interest rate was 5.49%. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. These interest rate swaps qualified for hedge accounting using the short-cut method under ASC 815-20-25, Derivatives and Hedging (formerly SFAS No. 133), which assumes no hedge ineffectiveness. As a result, changes in the fair value of the interest rate swaps and changes in the fair value of the hedged debt were assumed to be equal and offsetting. As of March 31, 2011, the fair value of our interest rate swaps was a liability of $2.7 million, which is recorded in “Other liabilities” on the Condensed Consolidated Balance Sheets. The impact of effectively converting the interest rate of $215.0 million of our senior notes from fixed rate to variable rate decreased interest expense by $0.3 million for the three months ended March 31, 2011.

7. Acquisitions

In March 2011, we completed acquisitions of certain practices of LECG Corporation in Europe, the United States and Latin America with services relating to those provided through our Economic Consulting, Forensic and Litigation Consulting, and Corporate Finance/Restructuring segments. We paid aggregate cash consideration of approximately $27.0 million at the closings of these acquisitions, a portion of which is subject to certain working capital and other adjustments. As part of the preliminary purchase price allocation, we recorded an aggregate of $25.3 million in accounts receivable, $16.3 million of assumed liabilities and $18.0 million in goodwill. Aggregate acquisition-related costs of approximately $1.4 million have been recognized in earnings. Pro forma results of operations have not been presented because the acquisitions were not material in relation to our consolidated financial position or results of operations for the periods presented.

Certain acquisition-related restricted stock agreements entered into prior to January 1, 2009 contained stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During the three months ended March 31, 2011, we paid $0.2 million in cash in relation to the price protection provision on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in-capital. In April 2011, we paid $6.0 million in cash in relation to the price protection provisions on certain shares of common stock that became unrestricted. Our remaining common stock price guarantee provisions have stock floor prices that range from $24.50 to $69.48 per share and have determination dates that range from 2011 to 2013.

8. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the three months ended March 31, 2011, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at January 1, 2011	$434,439	$197,234	$202,689	$117,960	$317,125	$1,269,447
Goodwill acquired during the period	—	3,883	14,073	—	—	17,956
Foreign currency translation adjustment and other	(237)	1,140	—	63	7,190	8,156

Balances March 31, 2011	$434,202	$202,257	$216,762	$118,023	$324,315	$1,295,559

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $5.5 million and $6.1 million for the three months ended March 31, 2011 and 2010, respectively. Based solely on the amortizable intangible assets recorded as of March 31, 2011, we estimate amortization expense to be $16.2 million during the remainder of 2011, $21.3 million in 2012, $19.6 million in 2013, $11.2 million in 2014, $10.4 million in 2015, $9.0 million in 2016, and $37.7 million in years after 2016. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, or other factors. During the three months ended March 31, 2011, we wrote-off $19.5 million of fully amortized intangible assets related to our customer relationships, non-competition agreements, tradenames and contract backlog with a net book value of zero.

		March 31, 2011		December 31, 2010
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	1 to 15	$145,245	$43,997	$149,278	$46,146
Non-competition agreements	1 to 10	16,453	8,901	19,796	11,722
Software	5 to 6	37,700	21,050	37,700	19,536
Tradenames	1 to 5	—	—	9,610	9,610
Contract Backlog	1	—	—	333	333

		199,398	73,948	216,717	87,347
Unamortized intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$204,998	$73,948	$222,317	$87,347

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

9. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	March 31, 2011	December 31, 2010
7 3/4% senior notes due 2016(a)	$212,253	$215,000
6 3/4% senior notes due 2020	400,000	400,000
3 3/4% senior subordinated convertible notes due 2012(b)	142,815	141,515
Revolving line of credit	25,000	—
Notes payable to former shareholders of acquired business	35,503	36,307

Total debt	815,571	792,822
Less current portion	31,503	7,307

Long-term debt, net of current portion	784,068	785,515

Total capital lease obligations	205	300
Less current portion	180	252

Capital lease obligations, net of current portion	25	48

Long-term debt and capital lease obligations, net of current portion	$784,093	$785,563

(a)	Balance includes a fair value hedge adjustment of $2.7 million relating to interest rate swaps entered into March 9, 2011.

(b)	Balance includes $149.9 million principal amount of notes net of discount of $7.1 million at March 31, 2011 and $8.4 million at December 31, 2010.

Convertible Notes

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

When the Convertible Notes are convertible at the option of the holder, they are classified as current on our Consolidated Balance Sheet. When the Convertible Notes are not convertible at the option of the holder, and the scheduled maturity is not within one year after the balance sheet date, they are classified as long-term. As of March 31, 2011, the notes are classified as long-term given that the per share price of our common stock did not close above the conversion threshold for 20 days in the 30 consecutive trading day period ending January 14, 2011. As of April 14, 2011, the notes did not meet the conversion threshold and therefore, the notes will remain non-convertible and classified as long-term through at least July 14, 2011, the next measurement date.

6  3/4% Senior Notes Due 2020

On September 27, 2010, we issued $400.0 million in aggregate principal amount of 6 3/4% senior notes due 2020 (“6 3/4% senior notes”) in a private offering (the “Offering”) that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6 3/4% senior notes were sold

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and non-U.S. persons outside the United States under Regulation S under the Securities Act. The net proceeds from the Offering were $390.4 million after deducting debt issuance costs. On March 25, 2011, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register the exchange offer of the 6 3/4% senior notes for publicly registered senior notes with identical terms.

10. Commitments and Contingencies

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment would materially affect our financial position or results of operations.

11. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in FTI’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended March 31, 2011, aggregate share-based awards included stock option grants exercisable for 520,814 shares of common stock upon vesting, restricted stock awards of 306,986 shares of common stock and restricted stock units equivalent to 200,909 shares of common stock.

Total share-based compensation expense for the three months ended March 31, 2011 and 2010 is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2011	2010
Direct cost of revenues	$4,612	$2,579
Selling, general and administrative expense	2,197	2,341
Special charges	—	2,474

Total share-based compensation expense	$6,809	$7,394

12. Stockholders’ Equity

Common Stock Repurchase Program

In November 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million (the “Repurchase Program”) and terminated the $50.0 million stock repurchase program authorized in February 2009. Also in November 2009, we entered into a collared stock buyback master confirmation agreement (the “Master Agreement”) with Goldman, Sachs & Co. (“Goldman Sachs”). Through December 31, 2010, we repurchased and retired approximately 6,633,680 shares of our common stock with a value equivalent to approximately $290.6 million at the time of repurchase under the Repurchase Program, including a $250.0 million accelerated stock buyback transaction pursuant to a supplemental confirmation under the Master Agreement. As of December 31, 2010, a balance of $209.4 million remained available under the Repurchase Program to fund stock repurchases by the Company.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

On March 2, 2011, we entered into a supplemental confirmation with Goldman Sachs for a $209.4 million accelerated stock buyback transaction (the “2011 ASB”), pursuant to the Master Agreement. On March 7, 2011, we paid $209.4 million to Goldman Sachs using available cash on hand and received a majority of the shares to be delivered in the 2011 ASB. The specific number of shares that ultimately will be repurchased will be based generally on the volume-weighted average share price of our common stock during the term of the repurchase agreement, subject to provisions that establish minimum and maximum numbers of shares. The supplemental confirmation contemplates that final settlement may occur in December 2011, although under certain circumstances, at Goldman Sachs’ discretion, the completion date may be accelerated. At settlement, we may be entitled to receive additional shares of common stock from Goldman Sachs. All of the repurchased shares will be retired. This transaction was accounted for as two separate transactions, a share repurchase and a forward contract indexed to our own stock. The repurchase of shares was accounted for as a share retirement resulting in a reduction of common stock issued and outstanding of 4,433,671 shares and a corresponding reduction in common stock and additional paid-in capital of $209.4 million. The additional shares received will be accounted for as a share retirement in the period(s) in which the shares are received. The 2011 ASB completes the Repurchase Program.

For the quarter ended March 31, 2011, the forward contract was anti-dilutive as the forward contract represented a contingent number of shares that would be delivered to FTI by the investment bank. As the shares were anti-dilutive, their impact was not considered in the computation of earnings per share for the quarter ended March 31, 2011 in accordance with the guidance of ASC 260, Earnings Per Share. Additional shares to be received will be removed from the share count used for the calculation of earnings per share after delivery to FTI.

13. Segment Reporting

We manage our business in five reportable operating segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of matters, such as restructuring (including bankruptcy), financings, claims management, mergers and acquisitions, post-acquisition integration, valuations, tax issues and performance improvement.

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

Our Technology segment provides electronic discovery (“e-discovery”) and information management software and services to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information, including e-mail, computer files, voicemail, instant messaging and financial and transactional data.

Our Strategic Communications segment provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

We evaluate the performance of our operating segments based on adjusted segment EBITDA. We define adjusted segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, accretion of contingent consideration and special charges. Although adjusted segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use adjusted segment EBITDA to evaluate and compare the operating performance of our segments.

The table below presents revenues and adjusted segment EBITDA for our reportable segments for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Revenues
Corporate Finance/Restructuring	$107,254	$117,467
Forensic and Litigation Consulting	82,913	78,678
Economic Consulting	74,259	67,307
Technology	51,035	43,373
Strategic Communications	46,355	43,215

Total revenues	$361,816	$350,040

Adjusted segment EBITDA
Corporate Finance/Restructuring	$21,521	$34,719
Forensic and Litigation Consulting	16,878	19,784
Economic Consulting	13,242	13,520
Technology	18,631	17,261
Strategic Communications	5,408	5,742

Total adjusted segment EBITDA	$75,680	$91,026

The table below reconciles adjusted segment EBITDA to income before income tax provision:

	Three Months Ended March 31,
	2011	2010
Total adjusted segment EBITDA	$75,680	$91,026
Segment depreciation expense	(5,748)	(6,326)
Amortization of intangible assets	(5,454)	(6,091)
Special charges	—	(30,245)
Accretion of contingent consideration	(796)	—
Unallocated corporate expenses, excluding special charges	(15,189)	(16,521)
Interest income and other	2,000	2,354
Interest expense	(15,310)	(11,318)

Income before income tax provision	$35,183	$22,879

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

Condensed Consolidating Balance Sheet Information as of March 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$27,246	$603	$84,518	$—	$112,367
Restricted cash	8,633	—	2,753	—	11,386
Accounts receivable, net	122,252	172,002	102,057	—	396,311
Intercompany receivables	10,713	496,272	93,855	(600,840)	—
Other current assets	23,431	16,078	33,619	—	73,128

Total current assets	192,275	684,955	316,802	(600,840)	593,192
Property and equipment, net	44,035	13,177	13,622	—	70,834
Goodwill	429,982	546,109	319,468	—	1,295,559
Other intangible assets, net	5,632	76,389	49,029	—	131,050
Investments in subsidiaries	1,709,381	526,666	—	(2,236,047)	—
Other assets	73,171	64,404	19,054	—	156,629

Total assets	$2,454,476	$1,911,700	$717,975	$(2,836,887)	$2,247,264

Liabilities
Intercompany payables	$451,435	$34,601	$114,804	$(600,840)	$—
Other current liabilities	130,289	97,616	50,411	—	278,316

Total current liabilities	581,724	132,217	165,215	(600,840)	278,316
Long-term debt, net	755,069	29,024	—	—	784,093
Other liabilities	112,637	41,248	25,924	—	179,809

Total liabilities	1,449,430	202,489	191,139	(600,840)	1,242,218
Stockholders’ equity	1,005,046	1,709,211	526,836	(2,236,047)	1,005,046

Total liabilities and stockholders’ equity	$2,454,476	$1,911,700	$717,975	$(2,836,887)	$2,247,264

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Balance Sheet Information as of December 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$292,738	$1,430	$90,402	$—	$384,570
Restricted cash	8,633	—	1,885	—	10,518
Accounts receivable, net	109,663	140,328	76,086	—	326,077
Intercompany receivables	49,809	497,108	96,251	(643,168)	—
Other current assets	26,635	15,007	25,908	—	67,550

Total current assets	487,478	653,873	290,532	(643,168)	788,715
Property and equipment, net	47,091	13,893	12,254	—	73,238
Goodwill	426,866	541,395	301,186	—	1,269,447
Other intangible assets, net	5,906	79,984	49,080	—	134,970
Investments in subsidiaries	1,619,224	512,127	—	(2,131,351)	—
Other assets	68,983	58,713	20,293	—	147,989

Total assets	$2,655,548	$1,859,985	$673,345	$(2,774,519)	$2,414,359

Liabilities
Intercompany payables	$488,860	$70,622	$83,686	$(643,168)	$—
Other current liabilities	135,652	104,056	49,574	—	289,282

Total current liabilities	624,512	174,678	133,260	(643,168)	289,282
Long-term debt, net	756,515	29,048	—	—	785,563
Other liabilities	107,202	40,034	24,959	—	172,195

Total liabilities	1,488,229	243,760	158,219	(643,168)	1,247,040
Stockholders’ equity	1,167,319	1,616,225	515,126	(2,131,351)	1,167,319

Total liabilities and stockholders’ equity	$2,655,548	$1,859,985	$673,345	$(2,774,519)	$2,414,359

Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$126,651	$253,099	$76,999	$(94,933)	$361,816
Operating expenses
Direct cost of revenues	79,906	180,637	51,579	(92,982)	219,140
Selling, general and administrative expense	35,654	34,117	20,909	(1,951)	88,729
Special charges	—	—	—	—	—
Amortization of other intangible assets	274	3,595	1,585	—	5,454

Operating income	10,817	34,750	2,926	—	48,493
Other (expense) income	(13,085)	(202)	(23)	—	(13,310)

Income (loss) before income tax provision	(2,268)	34,548	2,903	—	35,183
Income tax (benefit) provision	(877)	13,359	903	—	13,385
Equity in net earnings of subsidiaries	23,189	1,511	—	(24,700)	—

Net income	$21,798	$22,700	$2,000	$(24,700)	$21,798

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$135,109	$302,537	$72,648	$(160,254)	$350,040
Operating expenses
Direct cost of revenues	78,031	232,597	44,735	(157,903)	197,460
Selling, general and administrative expense	37,718	34,183	14,851	(2,351)	84,401
Special charges	18,558	10,842	845	—	30,245
Amortization of other intangible assets	710	4,090	1,291	—	6,091

Operating income	92	20,825	10,926	—	31,843
Other (expense) income	(9,541)	2,725	(2,148)	—	(8,964)

Income (loss) before income tax provision	(9,449)	23,550	8,778	—	22,879
Income tax (benefit) provision	(3,905)	9,749	2,850	—	8,694
Equity in net earnings of subsidiaries	19,729	5,570	2,185	(27,484)	—

Net income	$14,185	$19,371	$8,113	$(27,484)	$14,185

Condensed Consolidating Statement of Cash Flow for the Three Months Ended March 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(17,224)	$(6,496)	$(15,477)	$(39,197)
Investing activities
Payments for acquisition of businesses, net of cash received	(22,982)	—	(18,860)	(41,842)
Purchases of property and equipment and other	(1,397)	(2,770)	(786)	(4,953)
Sale of short-term investments	—	—	—	—
Other	(483)	—	—	(483)

Net cash used in investing activities	(24,862)	(2,770)	(19,646)	(47,278)

Financing activities
Borrowings under revolving line of credit	25,000	—	—	25,000
Payments of long-term debt and capital leases	(776)	(96)	—	(872)
Issuance of common stock and other	(999)	—	—	(999)
Purchase and retirement of common stock	(209,400)	—	—	(209,400)
Excess tax benefits from share based equity	43	—	—	43
Other	161	—	—	161
Intercompany transfers	(37,435)	8,535	28,900	—

Net cash (used in) provided by financing activities	(223,406)	8,439	28,900	(186,067)

Effect of exchange rate changes on cash	—	—	339	339

Net decrease in cash and cash equivalents	(265,492)	(827)	(5,884)	(272,203)
Cash and cash equivalents, beginning of period	292,738	1,430	90,402	384,570

Cash and cash equivalents, end of period	$27,246	$603	$84,518	$112,367

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

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three month periods ended March 31, 2011 and 2010 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

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

We report financial results for the following five operating segments:

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of matters, such as restructuring (including bankruptcy), financing, claims management, M&A, post-acquisition integration, valuations, tax issues and performance improvement.

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

Our Technology segment provides e-discovery and information management software and services to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information, including e-mail, computer files, voicemail, instant messaging and financial and transactional data.

Our Strategic Communications segment provides advice and consulting services relating to financial communications, brand communications, public affairs and reputation management and business consulting.

We derive substantially all of our revenues from providing professional services to both U.S. and international clients. Over the past several years the growth in our revenues and profitability has resulted from our ability to attract new and recurring engagements and from the acquisitions we have completed.

Most of our services are rendered under time and expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed-fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users licensing our Ringtail® software products for installation within their own environments. We license these products directly to end users as well as indirectly through our channel partner relationships. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

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

We define adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, accretion of contingent consideration (often referred to as earn-outs) and special charges. We define adjusted segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, accretion of contingent consideration and special charges. Adjusted EBITDA and adjusted segment EBITDA are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. These non-GAAP measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income. We believe that these measures can be a useful operating performance measure for evaluating our results of operations as compared from period-to-period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use adjusted EBITDA and adjusted segment EBITDA to evaluate and compare the operating performance of our segments.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except per share amounts)
Revenues	$361,816	$350,040
Earnings per common share—diluted	0.48	0.29
Adjusted earnings per common share—diluted	0.48	0.67
Operating income	48,493	31,843
Adjusted EBITDA	61,688	75,882
Cash used in operating activities	(39,197)	(27,263)
Total number of employees at March 31,	3,705	3,399

First Quarter 2011 Executive Highlights

Strategic activities

On March 3, 2011 the Company announced that it had entered into a $209.4 million accelerated stock buyback transaction with Goldman, Sachs & Co. (the “2011 ASB”). The transaction contemplates that final settlement may occur in December 2011, although under certain circumstances, at Goldman Sachs’ discretion, the completion date may be accelerated. The specific number of shares that ultimately will be repurchased will be based generally on the volume-weighted average share price of our common stock during the term of the repurchase agreement, subject to provisions that establish minimum and maximum numbers of shares. The 2011 ASB completes the $500 million stock repurchase program that the Company announced on November 4, 2009.

On March 31, 2011 the Company announced that it had completed a combination of acquisitions and individual hires involving certain employees and operations of LECG Corporation (the “LECG Acquisition”) adding significant new practices, industry expertise and capabilities including the addition of approximately 200 professionals in Europe, the U.S. and Latin America. These individuals and practices will be integrated into FTI’s Economic Consulting, Forensic and Litigation Consulting and Corporate Finance/Restructuring segments. The Company paid aggregate cash consideration of approximately $27.0 million to LECG at the applicable closings for the acquired practices. Acquisition-related costs of approximately $1.4 million in the aggregate have been recognized in earnings.

Revenues

Revenues for the quarter ended March 31, 2011 increased $11.8 million, or 3.4%, to $361.8 million, compared to $350.0 million in the same prior year period. Revenues from acquired businesses were $6.9 million in the quarter, or 2.0% of total growth.

Our first quarter results reflected a continuation of the challenging market conditions that have been impacting our business for the past several quarters. M&A and overall corporate investment improved compared to the first quarter of 2010. Fixed income markets, especially in speculative grade debt, have enabled challenged debtors to restructure debt or extend maturities. Our Corporate Finance/Restructuring segment revenues declined compared to the same prior year period. Our other four segments continued to show encouraging improvements in revenue growth for the quarter ended March 31, 2011. Revenue growth in our other four segments of 9.5% more than overcame the decline in the Corporate Finance/Restructuring segment.

Operating income

Operating income in the first quarter of 2011 was $48.5 million compared to $31.8 million in the prior year period. Operating income in the prior year was negatively impacted by the special charges that we recorded of

$30.2 million. On a comparative basis, the decline in operating income was primarily due to lower demand for higher margin restructuring and bankruptcy work which reduced profitability of our Corporate Finance/Restructuring segment and offset higher income from our Technology segment. The Company also increased variable compensation costs related to retention of key employees and increased hiring of professionals in our Forensic and Litigation Consulting and Economic Consulting segments in anticipation of increased demand, but this reduced utilization and profitability in those segments in the short term. In addition, the Company recorded $1.4 million of acquisition costs related to the LECG Acquisition.

Adjusted EBITDA

Adjusted EBITDA, as previously defined, decreased by $14.2 million to $61.7 million, or 17.0% of revenues compared to $75.9 million, or 21.7% of revenues, in the prior year period. Adjusted EBITDA declined primarily due to lower revenue in our Corporate Finance/Restructuring segment as well as incremental investments in headcount in other segments. In addition, adjusted EBITDA included $1.4 million of acquisition costs related to the LECG Acquisition.

Earnings per share

Earnings per share were $0.48 compared to $0.29 in the prior year period, which included $30.2 million of special charges primarily related to a realignment of our workforce and a consolidation of four office locations. Adjusted earnings per diluted share, as previously defined, were $0.48, compared to $0.67 in the prior year period due primarily to operating results described above and higher interest expense related to the increased level of total debt outstanding resulting from the $400.0 million offering of our 6 3/4% senior notes due 2020 in the third quarter of 2010. These were partially mitigated by a 5.2% decrease in fully diluted shares outstanding compared to the prior year period due to the repurchase of 4.4 million of outstanding shares in March 2011 under the 2011 ASB.

Operating cash flows

Cash used in operating activities in the first quarter of 2011 was $39.1 million compared to $27.3 million for the same period last year. The decrease in operating cash flows was primarily due to increased compensation and timing of payroll and prepayments of certain acquired liabilities, partially offset by lower income tax payments in the three months ended March 31, 2011.

Headcount

Headcount of 3,705 at March 31, 2011 increased by 306, or 9.0%, compared to the same period a year ago including approximately 200 professionals who joined FTI as a result of the closings of the LECG Acquisition in the first quarter of 2011. Headcount increased in all segments, but most notably in our Forensic and Litigation Consulting and Economic Consulting segments, through a combination of hiring to support the growth of these businesses and the addition of employees who joined the Company through acquisitions completed during the previous twelve months. Headcount in the Corporate Finance/Restructuring segment increased due to the acquisition of an Asian practice in the third quarter of 2010, partially offset by staff reductions made in 2010 to balance current demands with resource requirements.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$107,254	$117,467
Forensic and Litigation Consulting	82,913	78,678
Economic Consulting	74,259	67,307
Technology	51,035	43,373
Strategic Communications	46,355	43,215

Total revenues	$361,816	$350,040

Operating income
Corporate Finance/Restructuring	$18,520	$25,644
Forensic and Litigation Consulting	15,343	12,400
Economic Consulting	12,378	5,766
Technology	13,971	7,302
Strategic Communications	3,470	2,347

Segment operating income	63,682	53,459
Unallocated corporate expenses	(15,189)	(21,616)

Total operating income	48,493	31,843

Other income (expense)
Interest income and other	2,000	2,354
Interest expense	(15,310)	(11,318)

	(13,310)	(8,964)

Income before income tax provision	35,183	22,879
Income tax provision	13,385	8,694

Net income	$21,798	$14,185

Earnings per common share—basic	$0.50	$0.31

Earnings per common share—diluted	$0.48	$0.29

Reconciliation of Operating Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Operating income	$48,493	$31,843
Add back:
Depreciation and amortization	6,945	7,703
Amortization of other intangible assets	5,454	6,091
Accretion of contingent consideration	796	—
Special charges	—	30,245

Adjusted EBITDA	$61,688	$75,882

Reconciliation of Net Income and Earnings Per Share to Adjusted Net Income and Adjusted Earnings Per Share:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Net income	$21,798	$14,185
Add back: Special charges, net of tax	—	18,069

Adjusted net income	$21,798	$32,254

Earnings per common share—diluted	$0.48	$0.29

Adjusted earnings per common share—diluted	$0.48	$0.67

Weighted average number of common stares outstanding—diluted	45,635	48,128

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues and operating income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $6.4 million, or 29.7%, to $15.2 million for the three months ended March 31, 2011, from $21.6 million for the three months ended March 31, 2010. Excluding the impact of special charges of $5.1 million recorded in the three months ended March 31, 2010, unallocated corporate expenses decreased $1.3 million, or 8.1% from the prior year. The decrease was primarily due to increased allocation of centrally managed costs in direct support of our operating segments.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $0.4 million, or 15.1%, to $2.0 million for the three months ended March 31, 2011 from $2.4 million for the three months ended March 31, 2010. The decrease is primarily due to a $ 0.4 million less favorable impact from net foreign currency transaction gains resulting from the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency.

Interest expense

Interest expense increased $4.0 million to $15.3 million for the three months ended March 31, 2011 from $11.3 million for the three months ended March 31, 2010. The increase is due to additional senior debt from the issuance of $400.0 million aggregate principal amount of 6 3/4% senior notes due 2020 in the third quarter of 2010 and the loan notes issued as a portion of the consideration in connection with the acquisition we completed in August 2010.

Special charges

During the quarter ended March 31, 2010, we recorded special charges totaling $30.2 million, primarily related to a realignment of our workforce and a consolidation of four office locations. The charges reflected actions we took to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 38.0% for both the three months ended March 31, 2011 and the three months ended March 31, 2010. For the three months ended March 31, 2011, the effective tax rate was impacted by unfavorable discrete items recorded in the quarter related to certain prior year nondeductible expenses offset by increased tax deductible foreign goodwill amortization as well as lower state income taxes.

SEGMENT RESULTS

Adjusted Segment EBITDA

The following table reconciles segment operating income to adjusted segment EBITDA for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Segment operating income	$63,682	$53,459
Add back:
Depreciation	5,748	6,326
Amortization of other intangible assets	5,454	6,091
Accretion of contingent consideration	796	—
Special charges	—	25,150

Total adjusted segment EBITDA	$75,680	$91,026

Other Segment Operating Data

	Three Months Ended March 31,
	2011	2010
Number of revenue-generating professionals: (at period end)
Corporate Finance/Restructuring	741	701
Forensic and Litigation Consulting	844	771
Economic Consulting	386	302
Technology	257	242
Strategic Communications	586	569

Total revenue-generating professionals	2,814	2,585

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	70%	69%
Forensic and Litigation Consulting(3)	69%	76%
Economic Consulting	88%	82%

Average billable rate per hour:(2)
Corporate Finance/Restructuring	$436	$457
Forensic and Litigation Consulting(3)	326	312
Economic Consulting	477	470

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

(3)	2010 utilization and average billable rate calculations were updated to include information related to non-domestic operations that was not available in 2010.

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$107,254	$117,467

Operating expenses:
Direct cost of revenues	68,247	66,168
Selling, general and administrative expenses	19,069	17,574
Special charges	—	6,589
Amortization of other intangible assets	1,418	1,492

	88,734	91,823

Segment operating income	18,520	25,644
Add back:
Depreciation and amortization of intangible assets	2,294	2,486
Accretion of contingent consideration	707	—
Special charges	—	6,589

Adjusted segment EBITDA	$21,521	$34,719

Gross profit(1)	$39,007	$51,299
Gross profit margin(2)	36.4%	43.7%
Adjusted segment EBITDA as a percent of revenues	20.1%	29.6%
Number of revenue generating professionals (at period end)	741	701
Utilization rates of billable professionals	70%	69%
Average billable rate per hour	436	457

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues decreased $10.2 million, or 8.7%, to $107.3 million for the three months ended March 31, 2011 from $117.5 million for the three months ended March 31, 2010. Revenue from the Asian practice acquired in the third quarter of 2010 was $6.9 million, or 5.9% for the three months ended March 31, 2011. Organic revenue declined $17.1 million, or 14.5%, with no significant impact from foreign currency translation. The decline in organic revenue is due to lower demand and average billable rates per hour in U.S. bankruptcy and restructuring, European restructuring, and transaction advisory services partially offset by an increase in healthcare services revenue.

Gross profit decreased $12.3 million to $39.0 million for the three months ended March 31, 2011 from $51.3 million for the three months ended March 31, 2010. Gross profit margin decreased 7.3 percentage points to 36.4% for the three months ended March 31, 2011 from 43.7% for the three months ended March 31, 2010. The gross profit margin decline was primarily due to lower revenue in the high margin U.S. bankruptcy and restructuring and European restructuring practices, partially offset by improvements in the Healthcare practice and from the Asian practice acquired in the third quarter of 2010.

SG&A expense increased $1.5 million to $19.1 million for the three months ended March 31, 2011 from $17.6 million for the three months ended March 31, 2010. SG&A expense was 17.8% of revenue for the three months ended March 31, 2011, up from 15.0% in 2010. The increase in SG&A expense in 2011 was due to the operating expenses related to the addition of the Asian practice acquired in the third quarter of 2010. Bad debt expense was 0.1% of revenue for the three months ended March 31, 2011, unchanged from the three months ended March 31, 2010.

Amortization of other intangible assets decreased to $1.4 million for the three months ended March 31, 2011 from $1.5 million for the three months ended March 31, 2010.

Adjusted segment EBITDA decreased $13.2 million, or 38.0%, to $21.5 million for the three months ended March 31, 2011 from $34.7 million for the three months ended March 31, 2010.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$82,913	$78,678

Operating expenses:
Direct cost of revenues	50,704	45,823
Selling, general and administrative expenses	16,275	13,900
Special charges	—	5,560
Amortization of other intangible assets	591	995

	67,570	66,278

Segment operating income	15,343	12,400
Add back:
Depreciation and amortization of intangible assets	1,446	1,824
Accretion of contingent consideration	89	—
Special charges	—	5,560

Adjusted segment EBITDA	$16,878	$19,784

Gross profit(1)	$32,209	$32,855
Gross profit margin(2)	38.8%	41.8%
Adjusted segment EBITDA as a percent of revenues	20.4%	25.1%
Number of revenue generating professionals (at period end)	844	771
Utilization rates of billable professionals(3)	69%	76%
Average billable rate per hour(3)	326	312

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	2010 utilization and average billable rate calculations were updated to include information related to non-domestic operations that was not available in 2010

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues increased $4.2 million, or 5.4% to $82.9 million for the three months ended March 31, 2011 from $78.7 million for the three months ended March 31, 2010, with no significant impact from foreign currency translation. The increase in revenue was attributed to revenue growth in the North America, Asia Pacific and Europe, Middle East and Africa regions. The growth in the North America consulting practice was due to higher average billable rates per hour partially offset by fewer consulting hours as two high profile fraud cases which began in 2009 have slowed significantly relative to the first quarter of 2010. Increases in the Asia Pacific and Europe, Middle East and Africa regions were primarily due to increases related to construction, forensic accounting and litigation support practices. However, these improvements were partially offset by lower data analytics revenue due to fewer consulting hours despite higher average billable rates per hour pertaining to that practice.

Gross profit declined by $0.7 million, or 2.0%, to $32.2 million for the three months ended March 31, 2011 from $32.9 million for the three months ended March 31, 2010. Gross profit margin decreased 3.0 percentage points to 38.8% for the three months ended March 31, 2011 from 41.8% for the three months ended March 31, 2010. The gross profit margin decline was due to lower utilization and higher personnel costs, primarily driven by increased headcount.

SG&A expense increased $2.4 million, or 17.1%, to $16.3 million for the three months ended March 31, 2011 from $13.9 million for the three months ended March 31, 2010. SG&A expense was 19.6% of revenue for the three months ended March 31, 2011, up from 17.7% for the three months ended March 31, 2010. The increase in SG&A expense was due to higher internal allocations of corporate costs incurred in direct support of segment operations, Asia Pacific expansion, and costs associated with the LECG Acquisition in the first quarter of 2011. Bad debt expense was 1.0% of revenues for the three months ended March 31, 2011 versus 1.1% for the three months ended March 31, 2010.

Amortization of other intangible assets decreased by $0.4 million to $0.6 million for the three months ended March 31, 2011 from $1.0 million for the three months ended March 31, 2010.

Adjusted segment EBITDA decreased by $2.9 million, or 14.7%, to $16.9 million for the three months ended March 31, 2011 from $19.8 million for the three months ended March 31, 2010.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$74,259	$67,307

Operating expenses:
Direct cost of revenues	51,528	44,869
Selling, general and administrative expenses	10,057	9,548
Special charges	—	6,814
Amortization of other intangible assets	296	310

	61,881	61,541

Segment operating income	12,378	5,766
Add back:
Depreciation and amortization of intangible assets	864	940
Special charges	—	6,814

Adjusted segment EBITDA	$13,242	$13,520

Gross profit(1)	$22,731	$22,438
Gross profit margin(2)	30.6%	33.3%
Adjusted segment EBITDA as a percent of revenues	17.8%	20.1%
Number of revenue generating professionals (at period end)	386	302
Utilization rates of billable professionals	88%	82%
Average billable rate per hour	$477	$470

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues increased $7.0 million, or 10.3%, to $74.3 million for the three months ended March 31, 2011 from $67.3 million for the three months ended March 31, 2010. The growth was attributed to increased revenue from financial economics, strategic M&A, and European arbitration, regulatory and valuation practices partially offset by lower antitrust and U.S. regulatory work. Financial economics and the European practice benefitted from increased demand, while M&A revenue grew as a result of an increased number of complex transactions. U.S. regulatory work declined due to lower volumes.

Gross profit increased $0.3 million, or 1.3%, to $22.7 million for the three months ended March 31, 2011 from $22.4 million for the three months ended March 31, 2010. Gross profit margin decreased 2.7 percentage points to 30.6% for the three months ended March 31, 2011 from 33.3% for the three months ended March 31, 2010. The gross profit margin decline was due to increased variable compensation costs related to retaining key employees and a higher proportion of pass through costs. Our European practice continues to experience margin compression as operations have not yet achieved the scale at which revenues and staff leverage will offset fixed costs paid to senior hires.

SG&A expense increased $0.6 million, or 5.3%, to $10.1 million for the three months ended March 31, 2011 from $9.5 million for the three months ended March 31, 2010. SG&A expense was 13.5% of revenue for the three months ended March 31, 2011, down from 14.2% for the three months ended March 31, 2010. The increase in SG&A expense in 2011 was due to the acquisition-related costs associated with the LECG Acquisition in the first quarter of 2011. Bad debt expense was 1.2% of revenue for the three months ended March 31, 2011 versus 1.9% of revenue for the three months ended March 31, 2010.

Amortization of other intangible assets for the three months ended March 31, 2011 of $0.3 million was flat compared to prior year amortization.

Adjusted segment EBITDA decreased $0.3 million, or 2.1%, to $13.2 million for the three months ended March 31, 2011 from $13.5 million for the three months ended March 31, 2010.

TECHNOLOGY

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Revenues	$51,035	$43,373

Operating expenses:
Direct cost of revenues	19,151	13,881
Selling, general and administrative expenses	15,937	15,281
Special charges	—	4,927
Amortization of other intangible assets	1,976	1,982

	37,064	36,071

Segment operating income	13,971	7,302
Add back:
Depreciation and amortization of intangible assets	4,660	5,032
Special charges	—	4,927

Adjusted segment EBITDA	$18,631	$17,261

Gross profit(1)	$31,884	$29,492
Gross profit margin(2)	62.5%	68.0%
Adjusted segment EBITDA as a percent of revenues	36.5%	39.8%
Number of revenue generating professionals (at period end)(3)	257	242

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues increased by $7.7 million, or 17.7%, to $51.0 million for the three months ended March 31, 2011 from $43.4 million for the three months ended March 31, 2010. The growth was due to increased revenues from our Acuity™ offering and consulting practice partially offset by lower unit based revenues. Our Acuity™ offering, which combines e-discovery and document review into a single offering, has continued to gain momentum since it was introduced in the first quarter of 2010. Consulting revenues grew as a result of increased data volumes associated with certain litigation matters, while unit-based revenues decreased due to continued pricing pressure on certain services despite higher volumes.

Unit-based revenue is defined as revenue billed on a per item, per page basis, or using some other unit-based method and includes revenue from data processing and storage, software usage and software licensing. Unit-based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance.

Gross profit increased $2.4 million to $31.9 million for the three months ended March 31, 2011 from $29.5 million for the three months ended March 31, 2010. Gross profit margin decreased 5.5 percentage points to 62.5% for the three months ended March 31, 2011 from 68.0% for the three months ended March 31, 2010. The gross profit margin decline was due to a change in the mix of revenue relative to 2010, with higher margin unit based revenue comprising a smaller percentage of total revenue, driven by competitive pricing pressures, as well as higher billable third party costs in the quarter ended March 31, 2011.

SG&A expense increased $0.6 million to $15.9 million for the three months ended March 31, 2011 from $15.3 million for the three months ended March 31, 2010. SG&A expense was 31.2% of revenue for the three months ended March 31, 2011, down from 35.2% for the three months ended March 31, 2010. Research and development expense in the first quarter of 2011 was $5.8 million compared to $5.4 million in the first quarter of 2010. Bad debt expense was 0.9% of revenues for the three months ended March 31, 2011 versus 0.8% of revenues for the three months ended March 31, 2010.

Amortization of other intangible assets for the three months ended March 31, 2011 of $2.0 million remained flat compared to prior year amortization.

Adjusted segment EBITDA increased $1.4 million, or 7.9%, to $18.6 million for the three months ended March 31, 2011 from $17.3 million for the three months ended March 31, 2010.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Revenues	$46,355	$43,215

Operating expenses:
Direct cost of revenues	29,510	26,719
Selling, general and administrative expenses	12,202	11,577
Special charges	—	1,260
Amortization of other intangible assets	1,173	1,312

	42,885	40,868

Segment operating income	3,470	2,347
Add back:
Depreciation and amortization of intangible assets	1,938	2,135
Special charges	—	1,260

Adjusted segment EBITDA	$5,408	$5,742

Gross profit(1)	$16,845	$16,496
Gross profit margin(2)	36.3%	38.2%
Adjusted segment EBITDA as a percent of revenues	11.7%	13.3%
Number of revenue generating professionals (at period end)	586	569

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues increased by $3.2 million, or 7.3%, to $46.4 million for the three months ended March 31, 2011 from $43.2 million for the three months ended March 31, 2010. Excluding the positive impact of foreign currency translation, which was primarily due to the strengthening of the Australian dollar and British pound relative to the U.S. dollar, organic revenue growth was 4.9%. The increase in organic revenues was primarily due to capital markets engagements in the Asia Pacific and Europe regions and higher project-based revenues from a large crisis communication engagement in the U.S.

Gross profit increased $0.3 million, or 2.1%, to $16.8 million for the three months ended March 31, 2011 from $16.5 million for the three months ended March 31, 2010. Gross profit margin decreased 1.9 percentage points to 36.3% for the three months ended March 31, 2011 from 38.2% for the three months ended March 31, 2010. The decline in gross profit margin was primarily due to an accrual of acquisition-related incentive payments.

SG&A expense increased by $0.6 million, or 5.4%, to $12.2 million for the three months ended March 31, 2011 from $11.6 million for the three months ended March 31, 2010. SG&A expense was 26.3% of revenue for the three months ended March 31, 2011, down from 26.8% for the three months ended March 31, 2010. The increase in SG&A expense was primarily due to increased personnel costs, rent and occupancy costs and travel-related expenses. Bad debt expense was 0.6% of revenues for the three months ended March 31, 2011 versus 1.1% of revenues for the three months ended March 31, 2010.

Amortization of other intangible assets decreased to $1.2 million for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010.

Adjusted segment EBITDA decreased by $0.3 million, or 5.8%, to $5.4 million for the three months ended March 31, 2011 from $5.7 million for the three months ended March 31, 2010.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net cash used in operating activities	$(39,197)	$(27,263)
Net cash used in investing activities	(47,278)	(10,688)
Net cash (used in) provided by financing activities	(186,067)	1,501

We have generally financed our day-to-day operations, capital expenditures and acquisition-related contingent payments through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payments of annual incentive compensation and acquisition-related contingent payment amounts. Our operating cash flows generally exceed our cash needs subsequent to the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Net cash used in operating activities increased by $11.9 million, or 43.8%, to $39.2 million for the three months ended March 31, 2011 from $27.3 million for the three months ended March 31, 2010. The decrease in operating cash flows was primarily due to increased compensation and timing of payroll and prepayments of certain acquired liabilities, partially offset by lower income tax payments in the quarter ended March 31, 2011.

Net cash used in investing activities for the three months ended March 31, 2011 was $47.3 million as compared to $10.7 million for the three months ended March 31, 2010. The increase was primarily due to payments related to the LECG Acquisition, totaling $27.0 million for the three months ended March 31, 2011. In addition, the Company received $15.0 million from the sale of short term investments in the first quarter ended March 31, 2010. Payments related to contingent consideration and purchase price adjustments were $10.8 million and $3.8 million, respectively, for the three months ended March 31, 2011 as compared to $17.5 million in contingent consideration payments for the three months ended March 31, 2010. Capital expenditures were $5.0 million for the three months ended March 31, 2011 as compared to $5.2 million for the three months ended March 31, 2010. Capital expenditures in both 2011 and 2010 primarily related to leasehold improvements and the purchase of data processing equipment.

Net cash used in financing activities for the three months ended March 31, 2011 was $186.1 million as compared to the net cash provided by financing activities of $1.5 million for the three months ended March 31, 2010. Our financing activities for the three months ended March 31, 2011 included $209.4 million in cash used to repurchase and retire 4,433,671 shares of the Company’s common stock.

Capital Resources

As of March 31, 2011, our capital resources included $112.4 million of cash and cash equivalents and available borrowing capacity of $221.4 million under a $250 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of March, 31, 2011, we had $25.0 million outstanding under our revolving line of credit and $3.6 million of outstanding letters of credit which reduced the availability of borrowing under that line of credit. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

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

We currently anticipate aggregate capital expenditures will range between $24 million to $30 million to support our organization during 2011, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price is in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse.

In connection with our required adoption of the new accounting principles for business combinations, contingent consideration included in business combinations consummated subsequent to December 31, 2008 are recorded as liabilities on our consolidated balance sheet and re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent consideration accounted for under the new accounting principles for business combinations are $20.1 million at March 31, 2011.

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

When the Convertible Notes are convertible at the option of the holder, they are classified as current on our Consolidated Balance Sheet. When the Convertible Notes are not convertible at the option of the holder, and the scheduled maturity is not within one year after the balance sheet date, they are classified as long-term. As of March 31, 2011, the notes are classified as long-term given that the per share price of our common stock did not close above the conversion threshold for 20 days in the 30 consecutive trading day period ending January 14, 2011. As of April 14, 2011, the notes did not meet the conversion threshold and therefore, the notes will remain non-convertible and classified as long-term through at least July 14, 2011, the next measurement date.

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

The Convertible Notes are registered securities. As of March 29, 2011, the date of the last trade prior to March 31, 2011, the Convertible Notes had a market price of $1,259 per $1,000 principal amount of Convertible

Notes, compared to an estimated conversion value of approximately $1,187 per $1,000 principal amount of Convertible Notes. Because the Convertible Notes have historically traded at market prices above the estimated conversion values, we do not anticipate holders will elect to convert their Convertible Notes in the near future, if convertible, unless the value ratio should change. However, we believe we have adequate capital resources to fund potential conversions.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving special purpose entities.

Future Contractual Obligations

There have been no significant changes in our future contractual obligations since December 31, 2010.

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $221.4 million of availability under our bank credit facility are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $112.4 million of cash and cash equivalents at March 31, 2011;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2011 of about $24 million to $30 million;

•	funds required to satisfy potential contingent payments and other obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the funds required to satisfy conversion of the Convertible Notes; and

•	other known future contractual obligations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical and may appear under the headings “Part 1—Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011, and the other documents we file with the SEC. When used in this quarterly report, words such as estimates, expects, anticipates, projects, plans, intends, believes, or forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

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

For information regarding our exposure to certain market risks see “Item 7A Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in our market risk exposure since December 31, 2010, except as noted below.

Equity Price Sensitivity

Certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. Through April 2011, based on our common stock price on the applicable determination dates, we made cash payments of $6.2 million. The following table details by year the cash outflows that would result from the remaining price protection payments if, on the applicable determination dates, our common stock price was at, 20% above or 20% below our closing common stock price on March 31, 2011 of $38.33 per share.

	Remainder of 2011	2012	2013	Total
		(in thousands)
Cash outflow, assuming:
Closing share price of $38.33 at March 31, 2011	$—	$3,636	$4,311	$7,947
20% increase in share price	—	2,704	3,026	5,730
20% decrease in share price	—	4,569	5,597	10,166

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the first quarter ended March 31, 2011 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid Per share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program(4)
January 1 through January 31, 2011	19	(1)	$36.60	—	$209,366
February 1 through February 28, 2011	2	(2)	$33.15	—	$209,366
March 1 through March 31, 2011	4,481	(3)	$47.11	4,434	$—

Total	4,502			4,434

(1)	Represents 19,433 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)	Represents 2,299 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)

Represents 4,433,671 shares purchased as part of publicly announced program and 46,951 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

In November 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million (the “Repurchase Program”) and terminated the $50.0 million stock repurchase program authorized in February 2009. As of December 31, 2010, a balance of $209.4 million remained available under the Repurchase Program to fund stock repurchases by the Company.

On March 2, 2011, we entered into a supplemental confirmation with Goldman Sachs for a $209.4 million accelerated stock buyback transaction (the “2011 ASB”), pursuant to the collared accelerated buyback master confirmation agreement dated November 9, 2009 between FTI and Goldman, Sachs & Co. On March 7, 2011, 4,433,671 shares of FTI Consulting common stock were repurchased pursuant to the 2011 ASB. The specific number of shares that ultimately will be repurchased will be based generally on the volume-weighted average share price of our common stock during the term of the repurchase agreement, subject to provisions that establish minimum and maximum number of shares. All of the repurchased shares will be retired. The 2011 ASB completes the Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated December 18, 2008. (Filed with the SEC on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to the By-Laws of FTI Consulting, Inc. dated February 25, 2009. (Filed with the SEC on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

10.01*	Amendment No. 5 dated as of February 23, 2011 to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-173096) and incorporated herein by reference.)

10.02*	Amendment No. 5 dated as of February 23, 2011 to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-173096) and incorporated herein by reference.)

10.03‡‡	Supplemental Confirmation dated March 2, 2011. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-173096) and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101**	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended March 31, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management or Director contract or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
†	Filed herewith.
‡‡	Certain portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment, dated March 25, 2011, under Rule 24b-2 of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011

FTI CONSULTING, INC.

By	/s/ CATHERINE M. FREEMAN
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)