Form 10-Q
period 2011-06-30
FTI CONSULTING INC
filed 2011-08-05
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2011
Common stock, par value $0.01 per share	41,555,223

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$98,745	$384,570
Restricted cash	11,383	10,518
Accounts receivable:
Billed receivables	318,554	268,386
Unbilled receivables	199,825	120,896
Allowance for doubtful accounts and unbilled services	(72,204)	(63,205)

Accounts receivable, net	446,175	326,077
Current portion of notes receivable	25,771	26,130
Prepaid expenses and other current assets	32,137	28,174
Income taxes receivable	17,885	13,246

Total current assets	632,096	788,715
Property and equipment, net of accumulated depreciation	71,983	73,238
Goodwill	1,305,170	1,269,447
Other intangible assets, net of amortization	132,035	134,970
Notes receivable, net of current portion	94,106	87,677
Other assets	64,305	60,312

Total assets	$2,299,695	$2,414,359

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$105,589	$105,864
Accrued compensation	141,972	143,971
Current portion of long-term debt and capital lease obligations	6,616	7,559
Billings in excess of services provided	35,674	27,836
Deferred income taxes	4,052	4,052

Total current liabilities	293,903	289,282
Long-term debt and capital lease obligations, net of current portion	790,321	785,563
Deferred income taxes	99,520	92,134
Other liabilities	87,452	80,061

Total liabilities	1,271,196	1,247,040

Commitments and contingent liabilities (notes 7, 9 and 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—41,555 (2011) and 46,144 (2010)	416	461
Additional paid-in capital	338,789	532,929
Retained earnings	726,129	687,419
Accumulated other comprehensive loss	(36,835)	(53,490)

Total stockholders’ equity	1,028,499	1,167,319

Total liabilities and stockholders’ equity	$2,299,695	$2,414,359

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$400,437	$349,033	$762,253	$699,073

Operating expenses
Direct cost of revenues	247,036	209,031	466,176	406,491
Selling, general and administrative expense	94,819	82,202	183,548	166,603
Special charges	16,772	—	16,772	30,245
Amortization of other intangible assets	5,498	5,852	10,952	11,943

	364,125	297,085	677,448	615,282

Operating income	36,312	51,948	84,805	83,791

Other income (expense)
Interest income and other	2,923	(141)	4,923	2,213
Interest expense	(14,500)	(11,378)	(29,810)	(22,696)

	(11,577)	(11,519)	(24,887)	(20,483)

Income before income tax provision	24,735	40,429	59,918	63,308
Income tax provision	7,823	15,363	21,208	24,057

Net income	$16,912	$25,066	$38,710	$39,251

Earnings per common share—basic	$0.42	$0.55	$0.92	$0.86

Earnings per common share—diluted	$0.40	$0.52	$0.88	$0.82

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance January 1, 2011	46,144	$461	$532,929	$687,419	$(53,490)	$1,167,319
Comprehensive income:
Cumulative translation adjustment, including income tax benefit of $2,068	—	—	—	—	16,655	16,655
Net income	—	—	—	38,710	—	38,710

Total comprehensive income						55,365
Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share-based awards of $68	149	2	3,841	—	—	3,843
Restricted share grants, less net settled shares of 84	324	4	(3,094)	—	—	(3,090)
Stock units issued under incentive compensation plan	—	—	4,241	—	—	4,241
Business combinations	—	—	(5,455)	—	—	(5,455)
Purchase and retirement of common stock	(5,062)	(51)	(209,349)	—	—	(209,400)
Share-based compensation	—	—	15,676	—	—	15,676

Balance June 30, 2011	41,555	$416	$338,789	$726,129	$(36,835)	$1,028,499

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$38,710	$39,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	15,683	15,361
Amortization of other intangible assets	10,952	11,943
Provision for doubtful accounts	5,768	4,618
Non-cash share-based compensation	15,942	14,651
Excess tax benefits from share-based compensation	(124)	(625)
Non-cash interest expense	4,190	3,599
Other	136	(315)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(99,137)	(34,895)
Notes receivable	(5,281)	(17,789)
Prepaid expenses and other assets	(5,893)	(2,240)
Accounts payable, accrued expenses and other	227	11,262
Income taxes	(5,742)	(4,339)
Accrued compensation	4,093	(18,671)
Billings in excess of services provided	7,652	144

Net cash (used in) provided by operating activities	(12,824)	21,955

Investing activities
Payments for acquisition of businesses, net of cash received	(50,888)	(22,834)
Purchases of property and equipment	(12,705)	(11,632)
Proceeds from sale or maturity of short-term investments	—	15,000
Other	(405)	(475)

Net cash used in investing activities	(63,998)	(19,941)

Financing activities
Borrowings under revolving line of credit	25,000	20,000
Payments of revolving line of credit	(25,000)	(20,000)
Payments of long-term debt and capital lease obligations	(937)	(465)
Purchase and retirement of common stock	(209,400)	—
Net issuance of common stock under equity compensation plans	685	4,235
Excess tax benefits from share-based compensation	124	625
Other	51	442

Net cash (used in) provided by financing activities	(209,477)	4,837

Effect of exchange rate changes on cash and cash equivalents	474	(2,469)

Net (decrease) increase in cash and cash equivalents	(285,825)	4,382
Cash and cash equivalents, beginning of period	384,570	118,872

Cash and cash equivalents, end of period	$98,745	$123,254

Supplemental cash flow disclosures
Cash paid for interest	$25,711	$19,144
Cash paid for income taxes, net of refunds	27,016	28,396
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	4,241	6,531
Issuance of notes payable to acquire businesses	—	4,772

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

2. New Accounting Standards Not Yet Adopted

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for us beginning in the first quarter of 2012. We do not expect the guidance to impact our consolidated financial statements, as it only requires a change in the format of presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator—basic and diluted
Net income	$16,912	$25,066	$38,710	$39,251

Denominator
Weighted average number of common shares outstanding—basic	40,587	45,857	42,223	45,828
Effect of dilutive stock options	857	954	831	954
Effect of dilutive convertible notes	836	1,184	759	1,167
Effect of dilutive restricted shares	238	181	257	204

Weighted average number of common shares outstanding—diluted	42,518	48,176	44,070	48,153

Earnings per common share—basic	$0.42	$0.55	$0.92	$0.86

Earnings per common share—diluted	$0.40	$0.52	$0.88	$0.82

Antidilutive stock options and restricted shares	2,345	1,653	2,190	1,478

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

4. Special Charges

During the year ended December 31, 2010, we recorded special charges of $52.0 million, of which $32.3 million was non-cash. The non-cash charges primarily included trade name impairment charges related to our global FTI Consulting branding strategy and other strategic branding decisions. The remaining charges related to a realignment of our workforce and a consolidation of four office locations. The charges reflect actions we took to support our corporate positioning, as well as actions taken to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support.

During the quarter ended June 30, 2011, we recorded special charges of $16.8 million, of which $6.4 million was non-cash. The charges reflect actions we took to reduce senior management related overhead in connection with our recent realignment of our segment management on a global basis and to align our workforce with expected market trends. These actions included a reduction in workforce totaling 37 employees. The special charges consisted of:

•	$10.4 million of salary continuance and other contractual employee related costs associated with the reduction in workforce;

•	$3.6 million related to loan forgiveness and accelerated vesting of share-based awards related to the reduction in workforce; and

•	$2.8 million of deferred costs under a service contract without a substantive future economic benefit to the Company.

The following table details the special charges by segment for the quarter ended June 30, 2011:

Corporate Finance/Restructuring	$11,000
Forensic and Litigation Consulting	839
Economic Consulting	2,093

13,932
Unallocated Corporate	2,840

Total	$16,772

The total cash outflow associated with the 2010 special charges is expected to be $19.7 million, of which $19.1 million has been paid as of June 30, 2011. The total cash outflow associated with the 2011 special charges is expected to be $10.4 million, of which $0.5 million has been paid as of June 30, 2011. Of the remaining liability at June 30, 2011, $6.9 million is expected to be paid during the remainder of 2011 and the balance of approximately $3.6 million is expected to be paid during 2012. A liability for the amounts to be paid is included in “Accounts payable, accrued expenses and other” on the Condensed Consolidated Balance Sheets. Activity related to the liability for these costs for the six months ended June 30, 2011 is as follows:

	Employee Termination Costs	Lease Termination Costs	Total
Balances at January 1, 2011	$1,920	$2,762	$4,682
Additions	10,370	—	10,370
Payments	(1,798)	(2,646)	(4,444)
Adjustments	(36)	(116)	(152)

Balances at June 30, 2011	$10,456	$—	$10,456

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

5. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income. The provision for doubtful accounts totaled $3.2 million and $5.8 million for the three and six months ended June 30, 2011, respectively and $1.6 million and $4.6 million for the three and six months ended June 30, 2010, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $6.0 million and $11.8 million for the three and six months ended June 30, 2011, respectively, and $5.3 million and $10.7 million for the three and six months ended June 30, 2010, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income.

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2011, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at June 30, 2011 was $849.0 million compared to a carrying value of $814.8 million. At December 31, 2010, the fair value of our long-term debt was $847.2 million compared to a carrying value of $810.8 million. We determined the fair value of our long-term debt primarily based on quoted market prices for our 7  3/4% senior notes due 2016, 6  3/4% senior notes due 2020 and Convertible Notes. The carrying value of long-term debt includes the $18.0 million equity component of our Convertible Notes which is recorded in “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

Derivative Financial Instruments

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt.

Accordingly, to achieve the desired mix of fixed and floating interest rate debt, we entered into four interest rate swap agreements in March 2011, which qualify and have been designated as fair value hedges. The interest rate swaps mature on October 1, 2016. Under the terms of the interest rate swaps, we receive interest on the $215.0 million notional amount at a fixed rate of 7   3/4% and pay a variable rate of interest, based on LIBOR as the benchmark interest rate. For the three months ended June 30, 2011, our variable interest rate was 5.48%. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged senior notes. These interest rate swaps qualified for hedge accounting using the short-cut method under ASC 815-20-25, Derivatives and Hedging (formerly SFAS No. 133), which assumes no hedge ineffectiveness. As a result, changes in the fair value of the interest rate swaps and changes in the fair value of the hedged debt were assumed to be equal and offsetting. As of June 30, 2011, the fair value of our interest rate swaps was an asset of $2.2 million, which is recorded in “Other assets” on the Condensed Consolidated Balance Sheets. The impact of effectively converting the interest rate of $215.0 million of our senior notes from fixed rate to variable rate decreased interest expense by $1.5 million for the six months ended June 30, 2011.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

8. Acquisitions

In March 2011, we completed acquisitions of certain practices of LECG Corporation in Europe, the United States and Latin America with services relating to those provided through our Economic Consulting, Forensic and Litigation Consulting, and Corporate Finance/Restructuring segments. The acquisition-date fair value of the total consideration transferred is approximately $30.0 million, which consisted of $27.0 million of cash paid at the closings of these acquisitions, a portion of which is subject to certain working capital and other adjustments, and contingent consideration with an estimated fair value of $3.0 million. As part of the preliminary purchase price allocation, we recorded an aggregate of $24.6 million in accounts receivable, $6.0 million in identifiable intangible assets, $18.8 million of assumed liabilities and $14.9 million in goodwill. Aggregate acquisition-related costs of approximately $1.4 million have been recognized in earnings in the first quarter of 2011. Pro forma results of operations have not been presented because the acquisitions were not material in relation to our consolidated financial position or results of operations for the periods presented.

Certain acquisition-related restricted stock agreements entered into prior to January 1, 2009 contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During the six months ended June 30, 2011, we paid $6.2 million in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in-capital. Our remaining common stock price guarantee provisions have stock floor prices that range from $24.50 to $69.48 per share and have determination dates that range from 2011 to 2013.

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the six months ended June 30, 2011, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at January 1, 2011	$434,439	$197,234	$202,689	$117,960	$317,125	$1,269,447
Goodwill acquired during the period	1,616	929	12,380	—	—	14,925
Contingent consideration(1)	—	32	—	—	11,412	11,444
Foreign currency translation adjustment and other	(241)	1,296	47	61	8,191	9,354

Balances at June 30, 2011	$435,814	$199,491	$215,116	$118,021	$336,728	$1,305,170

(1)	Contingent consideration related to business combinations consummated prior to January 1, 2009.

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $5.5 million and $11.0 million for the three and six months ended June 30, 2011, respectively, and $5.9 million and $11.9 million for the three and six months ended June 30, 2010, respectively. Based solely on the amortizable intangible assets recorded as of June 30, 2011, we estimate amortization expense to be $11.2 million during the remainder of 2011, $22.2 million in 2012, $20.4 million in 2013, $11.8 million in 2014, $10.8 million in 2015, $9.3 million in 2016 and $40.7 million in years

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

after 2016. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation or other factors. During the six months ended June 30, 2011, we wrote-off $26.3 million of fully amortized intangible assets related to our customer relationships, non-competition agreements, tradenames and contract backlog with a net book value of zero.

		June 30, 2011		December 31, 2010
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	1 to 15	$150,039	$45,630	$149,278	$46,146
Non-competition agreements	1 to 10	15,931	9,042	19,796	11,722
Software	5 to 6	33,300	18,163	37,700	19,536
Tradenames	1 to 5	—	—	9,610	9,610
Contract backlog	1	—	—	333	333

		199,270	72,835	216,717	87,347
Unamortized intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$204,870	$72,835	$222,317	$87,347

10. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	June 30, 2011	December 31, 2010
7 3/4% senior notes due 2016(a)	$217,156	$215,000
6 3/4% senior notes due 2020	400,000	400,000
3 3/4% senior subordinated convertible notes due 2012(b)	144,140	141,515
Notes payable to former shareholders of acquired businesses	35,502	36,307

Total debt	796,798	792,822
Less current portion	6,502	7,307

Long-term debt, net of current portion	790,296	785,515

Total capital lease obligations	139	300
Less current portion	114	252

Capital lease obligations, net of current portion	25	48

Long-term debt and capital lease obligations, net of current portion	$790,321	$785,563

(a)	Balance includes a fair value hedge adjustment of $2.2 million relating to interest rate swaps entered into on March 9, 2011.

(b)	Balance includes $149.9 million principal amount of Convertible Notes net of discount of $5.8 million at June 30, 2011 and $8.4 million at December 31, 2010.

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

When the Convertible Notes are convertible at the option of the holder, they are classified as current on our Consolidated Balance Sheet. When the Convertible Notes are not convertible at the option of the holder, and the scheduled maturity is not within one year after the balance sheet date, they are classified as long-term. As of June 30, 2011, the Convertible Notes are classified as long-term given that the per share price of our common stock did not close above the conversion threshold for 20 days in the 30 consecutive trading day period ended April 14, 2011. As of July 15, 2011, the Convertible Notes did not meet the conversion threshold and therefore, the Convertible Notes will remain non-convertible and classified as long-term through July 16, 2011, when the Convertible Notes will be a year from maturity and classified as short-term.

6  3/4% Senior Notes Due 2020

On September 27, 2010, we issued $400.0 million in aggregate principal amount of 6  3/4% senior notes due 2020 (“6  3/4% senior notes”) in a private offering (the “Offering”) that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6 3/4% senior notes were sold to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and non-U.S. persons outside the United States under Regulation S under the Securities Act. The net proceeds from the Offering were $390.4 million after deducting debt issuance costs. On March 25, 2011, the Company filed a Registration Statement on Form S-4 with the SEC to register the exchange offer of the 6  3/4% senior notes for publicly registered senior notes with identical terms, which was declared effective on May 24, 2011. The Company completed the exchange offer of all outstanding 6 3/4% senior notes on June 24, 2011.

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

12. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in FTI Consulting’s equity compensation plans, subject to the discretion of the administrator of the plans. During the six months ended June 30, 2011, aggregate share-based awards included stock option grants exercisable for 744,147 shares of common stock upon vesting, restricted stock awards of 389,288 shares of common stock and restricted stock units equivalent to 353,835 shares of common stock.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Total share-based compensation expense for the three and six months ended June 30, 2011 and 2010 is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2011	2010	2011	2010
Direct cost of revenues	$4,742	$4,746	$9,354	$7,325
Selling, general and administrative expense	2,682	2,511	4,879	4,852
Special charges	1,718	—	1,718	2,474

Total share-based compensation expense	$9,142	$7,257	$15,951	$14,651

13. Stockholders’ Equity

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

On March 2, 2011, we entered into a supplemental confirmation with Goldman Sachs for a $209.4 million accelerated stock buyback (the “2011 ASB”), pursuant to the Master Agreement. On March 7, 2011, we paid $209.4 million to Goldman Sachs using available cash on hand and received a majority of the shares of FTI Consulting common stock, representing 4,433,671 shares, expected to be delivered in the 2011 ASB. On May 17, 2011, FTI Consulting received additional shares bringing the total number of shares of our common stock delivered in the 2011 ASB to 5,061,558 shares of FTI Consulting common stock. The specific number of shares that ultimately will be repurchased in the 2011 ASB will be based generally on the volume-weighted average share price of our common stock during the term of the repurchase agreement, subject to provisions that establish minimum and maximum numbers of shares. The 2011 ASB contemplates that final settlement may occur in December 2011, although under certain circumstances, at Goldman Sachs’ discretion, the completion date may be accelerated. At settlement, we may be entitled to receive additional shares of our common stock from Goldman Sachs. This transaction was accounted for as two separate transactions, a share repurchase and a forward contract indexed to our own stock. The repurchase of shares was accounted for as a share retirement resulting in a reduction of common stock issued and outstanding of 5,061,558 shares and a corresponding reduction in common stock and additional paid-in capital of $209.4 million. Any additional shares received will be accounted for as a share retirement in the period(s) in which the shares are received. The 2011 ASB completes the Repurchase Program.

For the quarter ended June 30, 2011, the forward contract was anti-dilutive as the forward contract represented a contingent number of shares that could be delivered to FTI Consulting by the investment bank. As the shares were anti-dilutive, their impact was not considered in the computation of earnings per share for the

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

quarter ended June 30, 2011 in accordance with the guidance of ASC 260, Earnings Per Share. Additional shares that may be received before the final settlement date in December 2011 will be considered in the calculation of weighted average shares outstanding used for the calculation of earnings per share after delivery to FTI Consulting.

14. Segment Reporting

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

The table below presents revenues and adjusted segment EBITDA for our reportable segments for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Corporate Finance/Restructuring	$101,896	$111,095	$209,150	$228,562
Forensic and Litigation Consulting	93,368	80,754	176,281	159,432
Economic Consulting	94,480	64,552	168,739	131,859
Technology	57,130	42,791	108,165	86,164
Strategic Communications	53,563	49,841	99,918	93,056

Total revenues	$400,437	$349,033	$762,253	$699,073

Adjusted segment EBITDA
Corporate Finance/Restructuring	$17,311	$25,977	$38,832	$60,696
Forensic and Litigation Consulting	19,232	19,346	36,110	39,130
Economic Consulting	18,914	11,453	32,156	24,973
Technology	20,692	15,857	39,323	33,118
Strategic Communications	6,457	8,635	11,865	14,377

Total adjusted segment EBITDA	$82,606	$81,268	$158,286	$172,294

The table below reconciles adjusted segment EBITDA to income before income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total adjusted segment EBITDA	$82,606	$81,268	$158,286	$172,294
Segment depreciation expense	(5,866)	(6,312)	(11,614)	(12,638)
Amortization of intangible assets	(5,498)	(5,852)	(10,952)	(11,943)
Special charges	(16,772)	—	(16,772)	(30,245)
Accretion of contingent consideration	(799)	—	(1,595)	—
Unallocated corporate expenses, excluding special charges	(17,359)	(17,156)	(32,548)	(33,677)
Interest income and other	2,923	(141)	4,923	2,213
Interest expense	(14,500)	(11,378)	(29,810)	(22,696)

Income before income tax provision	$24,735	$40,429	$59,918	$63,308

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

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

The following financial information presents condensed consolidating balance sheets, statements of income and statements of cash flows for FTI Consulting, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of June 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$24,097	$371	$74,277	$—	$98,745
Restricted cash	8,632	—	2,751	—	11,383
Accounts receivable, net	152,169	172,180	121,826	—	446,175
Intercompany receivables	90,403	496,810	97,713	(684,926)	—
Other current assets	30,185	15,816	29,792	—	75,793

Total current assets	305,486	685,177	326,359	(684,926)	632,096
Property and equipment, net	43,717	13,384	14,882	—	71,983
Goodwill	481,116	490,659	333,395	—	1,305,170
Other intangible assets, net	10,401	71,001	50,633	—	132,035
Investments in subsidiaries	1,611,937	529,507	—	(2,141,444)	—
Other assets	72,546	65,337	20,528	—	158,411

Total assets	$2,525,203	$1,855,065	$745,797	$(2,826,370)	$2,299,695

Liabilities
Intercompany payables	$501,204	$70,816	$112,906	$(684,926)	$—
Other current liabilities	118,748	102,258	72,897	—	293,903

Total current liabilities	619,952	173,074	185,803	(684,926)	293,903
Long-term debt, net	761,297	29,024	—	—	790,321
Other liabilities	115,455	42,462	29,055	—	186,972

Total liabilities	1,496,704	244,560	214,858	(684,926)	1,271,196
Stockholders’ equity	1,028,499	1,610,505	530,939	(2,141,444)	1,028,499

Total liabilities and stockholders’ equity	$2,525,203	$1,855,065	$745,797	$(2,826,370)	$2,299,695

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Balance Sheet Information as of December 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$292,738	$1,430	$90,402	$—	$384,570
Restricted cash	8,633	—	1,885	—	10,518
Accounts receivable, net	109,663	140,328	76,086	—	326,077
Intercompany receivables	49,809	497,108	96,251	(643,168)	—
Other current assets	26,635	15,007	25,908	—	67,550

Total current assets	487,478	653,873	290,532	(643,168)	788,715
Property and equipment, net	47,091	13,893	12,254	—	73,238
Goodwill	426,866	541,395	301,186	—	1,269,447
Other intangible assets, net	5,906	79,984	49,080	—	134,970
Investments in subsidiaries	1,619,224	512,127	—	(2,131,351)	—
Other assets	68,983	58,713	20,293	—	147,989

Total assets	$2,655,548	$1,859,985	$673,345	$(2,774,519)	$2,414,359

Liabilities
Intercompany payables	$488,860	$70,622	$83,686	$(643,168)	$—
Other current liabilities	135,652	104,056	49,574	—	289,282

Total current liabilities	624,512	174,678	133,260	(643,168)	289,282
Long-term debt, net	756,515	29,048	—	—	785,563
Other liabilities	107,202	40,034	24,959	—	172,195

Total liabilities	1,488,229	243,760	158,219	(643,168)	1,247,040
Stockholders’ equity	1,167,319	1,616,225	515,126	(2,131,351)	1,167,319

Total liabilities and stockholders’ equity	$2,655,548	$1,859,985	$673,345	$(2,774,519)	$2,414,359

Condensed Consolidating Statement of Income for the Three Months Ended June 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$144,100	$254,289	$103,392	$(101,344)	$400,437
Operating expenses
Direct cost of revenues	94,622	182,744	68,010	(98,340)	247,036
Selling, general and administrative expense	40,544	30,296	26,983	(3,004)	94,819
Special charges	10,121	228	6,423	—	16,772
Amortization of other intangible assets	605	3,264	1,629	—	5,498

Operating income	(1,792)	37,757	347	—	36,312
Other (expense) income	(12,595)	759	259	—	(11,577)

Income (loss) before income tax provision	(14,387)	38,516	606	—	24,735
Income tax (benefit) provision	(6,757)	17,012	(2,432)	—	7,823
Equity in net earnings of subsidiaries	24,542	2,944	—	(27,486)	—

Net income	$16,912	$24,448	$3,038	$(27,486)	$16,912

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Income for the Three Months Ended June 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$127,150	$300,309	$73,786	$(152,212)	$349,033
Operating expenses
Direct cost of revenues	76,463	234,633	48,141	(150,206)	209,031
Selling, general and administrative expense	36,092	31,390	16,726	(2,006)	82,202
Amortization of other intangible assets	710	3,931	1,211	—	5,852

Operating income	13,885	30,355	7,708	—	51,948
Other (expense) income	(10,909)	2,017	(2,627)	—	(11,519)

Income (loss) before income tax provision	2,976	32,372	5,081	—	40,429
Income tax provision (benefit)	4,810	13,403	(2,850)	—	15,363
Equity in net earnings of subsidiaries	26,900	7,416	2,088	(36,404)	—

Net income	$25,066	$26,385	$10,019	$(36,404)	$25,066

Condensed Consolidating Statement of Income for the Six Months Ended June 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$270,751	$507,388	$180,391	$(196,277)	$762,253
Operating expenses
Direct cost of revenues	174,528	363,381	119,589	(191,322)	466,176
Selling, general and administrative expense	76,198	64,413	47,892	(4,955)	183,548
Special charges	10,121	228	6,423	—	16,772
Amortization of other intangible assets	879	6,859	3,214	—	10,952

Operating income	9,025	72,507	3,273	—	84,805
Other (expense) income	(25,680)	557	236	—	(24,887)

Income (loss) before income tax provision	(16,655)	73,064	3,509	—	59,918
Income tax (benefit) provision	(7,634)	30,371	(1,529)	—	21,208
Equity in net earnings of subsidiaries	47,731	4,455	—	(52,186)	—

Net income	$38,710	$47,148	$5,038	$(52,186)	$38,710

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Income for the Six Months Ended June 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$262,259	$602,846	$146,434	$(312,466)	$699,073
Operating expenses
Direct cost of revenues	154,494	467,230	92,876	(308,109)	406,491
Selling, general and administrative expense	73,810	65,573	31,577	(4,357)	166,603
Special charges	18,558	10,842	845	—	30,245
Amortization of other intangible assets	1,420	8,021	2,502	—	11,943

Operating income	13,977	51,180	18,634	—	83,791
Other (expense) income	(20,450)	4,742	(4,775)	—	(20,483)

Income (loss) before income tax provision	(6,473)	55,922	13,859	—	63,308
Income tax provision (benefit)	905	23,152	—	—	24,057
Equity in net earnings of subsidiaries	46,629	12,986	4,273	(63,888)	—

Net income	$39,251	$45,756	$18,132	$(63,888)	$39,251

Condensed Consolidating Statement of Cash Flow for the Six Months Ended June 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(33,412)	$42,156	$(21,568)	$(12,824)
Investing activities
Payments for acquisition of businesses, net of cash received	(33,735)	—	(17,153)	(50,888)
Purchases of property and equipment	(4,058)	(6,192)	(2,455)	(12,705)
Other	(405)	—	—	(405)

Net cash used in investing activities	(38,198)	(6,192)	(19,608)	(63,998)

Financing activities
Borrowings under revolving line of credit	25,000	—	—	25,000
Payments under revolving line of credit	(25,000)	—	—	(25,000)
Payments of long-term debt and capital lease obligations	(776)	(161)	—	(937)
Net issuance of common stock and other	736	—	—	736
Purchase and retirement of common stock	(209,400)	—	—	(209,400)
Excess tax benefits from share-based compensation	124	—	—	124
Intercompany transfers	12,285	(36,862)	24,577	—

Net cash (used in) provided by financing activities	(197,031)	(37,023)	24,577	(209,477)

Effect of exchange rate changes on cash and cash equivalents	—	—	474	474

Net decrease in cash and cash equivalents	(268,641)	(1,059)	(16,125)	(285,825)
Cash and cash equivalents, beginning of period	292,738	1,430	90,402	384,570

Cash and cash equivalents, end of period	$24,097	$371	$74,277	$98,745

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flow for the Six Months Ended June 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(11,322)	$42,592	$(9,315)	$21,955
Investing activities
Payments for acquisition of businesses, net of cash received	(22,834)	—	—	(22,834)
Purchases of property and equipment and other	(4,393)	(5,644)	(2,070)	(12,107)
Proceeds from sale or maturity of short-term investments	15,000	—	—	15,000

Net cash used in investing activities	(12,227)	(5,644)	(2,070)	(19,941)

Financing activities
Borrowings under revolving line of credit	20,000	—	—	20,000
Payments of revolving linet of credit	(20,000)	—	—	(20,000)
Payments of long-term debt and capital lease obligations	(161)	(304)	—	(465)
Net issuance of common stock and other	4,677	—	—	4,677
Excess tax benefits from share-based compensation	625	—	—	625
Intercompany transfers	31,658	(36,645)	4,987	—

Net cash provided by (used in) financing activities	36,799	(36,949)	4,987	4,837

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,469)	(2,469)

Net increase (decrease) in cash and cash equivalents	13,250	(1)	(8,867)	4,382
Cash and cash equivalents, beginning of period	60,720	665	57,487	118,872

Cash and cash equivalents, end of period	$73,970	$664	$48,620	$123,254

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and six month periods ended June 30, 2011 and 2010 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

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

Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, data analytics, business intelligence assessments and risk mitigation services.

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

We define adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, accretion of contingent consideration (often referred to as earn-outs) and special charges. We define adjusted segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, accretion of contingent consideration and special charges. Adjusted EBITDA and adjusted segment EBITDA are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. These non-GAAP measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our statements of income. We believe that each of these measures can be a useful operating performance measure for evaluating our results of operations as compared from period-to-period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use adjusted EBITDA and adjusted segment EBITDA to evaluate and compare the operating performance of our segments.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Revenues	$400,437	$349,033	$762,253	$699,073
Earnings per common share—diluted	0.40	0.52	0.88	0.82
Adjusted earnings per common share—diluted	0.64	0.52	1.11	1.19
Operating income	36,312	51,948	84,805	83,791
Adjusted EBITDA	66,524	65,458	128,212	141,340
Cash provided by (used in) operating activities	26,373	49,218	(12,824)	21,955
Total number of employees at June 30,	3,740	3,366	3,740	3,366

Second Quarter 2011 Executive Highlights

Revenues

Revenues for the quarter ended June 30, 2011 increased by 14.7% or $51.4 million to $400.4 million, compared to $349.0 million in the same prior year period, with approximately 2% of the increase due to favorable currency translation related primarily to our UK based operations. Organic growth of 4.3% and acquisition growth of 8.6% made up the remainder.

Our second quarter revenue results reflected strength in our Economic Consulting, Technology, FLC and Strategic Communications segments which included the impact from our acquisitions of several practices from LECG Corporation at the end of March 2011. Our Corporate Finance/Restructuring segment continues to be affected by a decline in restructuring activity, partially offset by revenues generated by the business in Asia acquired in the third quarter of 2010 and improvement in its Healthcare practice. Our other four segments accounted for approximately 25% of such revenue growth which more than overcame the decline in the Corporate Finance/Restructuring segment.

Adjusted EBITDA

Adjusted EBITDA, as previously defined, increased by 1.6% or $1.1 million to $66.5 million, or 16.6% of revenues, compared to $65.5 million, or 18.8% of revenues, in the prior year period. Adjusted EBITDA increased with strong revenue performance in the Economic and Technology segments which was largely offset by the impact of the decline in Corporate Finance/Restructuring revenue.

Earnings per share

Earnings per diluted share for the three months ended June 30, 2011 were $0.40, which included $16.8 million of special charges primarily related to workforce realignments, compared to $0.52 in the prior year period. Adjusted earnings per diluted share, as previously defined, were $0.64, compared to $0.52 in the prior year period due to the impact of the operating results described above and an 11.7% reduction in fully diluted shares outstanding compared to the prior year period due to the repurchase of 5.1 million shares through June 2011 under the $209.4 million accelerated stock buyback with Goldman, Sachs & Co. (the “2011 ASB”).

Operating cash flows

Cash provided by operating activities for the three months ended June 30, 2011 was $26.4 million as compared to $49.2 million for the three months ended June 30, 2010. The decline was primarily a result of a shift in the relative mix of receivables towards clients and geographic regions that traditionally have longer billing and collection cycles, particularly related to revenue growth in our Economic Consulting business and our Asia region in general. Overall, cash collections for the quarter were strong at approximately $349 million, and the current collection experience of our accounts receivable by practice has not changed materially.

Headcount

Headcount of 3,740 at June 30, 2011 increased by 374, or 11.1%, compared to the same period a year ago including approximately 200 professionals who joined FTI Consulting as a result of the professionals who joined us from LECG in the first quarter of 2011 along with approximately 130 professionals who joined us with the practices in Asia acquired in the third quarter of 2010. Headcount increased in all segments, but most notably in our Economic Consulting and FLC segments, through a combination of hiring to support the growth of these businesses and the addition of employees who joined the Company through acquisitions completed during the previous twelve months. Headcount in the Corporate Finance/Restructuring segment increased due to the acquisition of the practices in Asia in the third quarter of 2010, partially offset by staff reductions made in 2010 and 2011 to balance current demands with resource requirements.

Other strategic activities

We recorded special charges in the three months ended June 30, 2011 of $16.8 million which reduced our fully diluted earnings per share by $0.24. These charges are primarily comprised of salary continuation, loan forgiveness and equity acceleration associated with a reduction in workforce totaling 37 employees, primarily in our Corporate Finance/Restructuring segment. The charges reflect actions we took to reduce key management overhead in connection with the recent regional restructuring of the Company as well as targeted workforce reductions to align capacity with expected market trends. The total cash outflow associated with the special charges is expected to be $10.4 million, while the noncash charges are $6.4 million.

On March 3, 2011 we announced that we had entered into a $209.4 million accelerated stock buyback with Goldman, Sachs & Co. During the three months ended June 30, 2011 we received and retired approximately 628,000 shares of our common stock under the 2011 ASB. At final settlement, we may be entitled to receive additional shares.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$101,896	$111,095	$209,150	$228,562
Forensic and Litigation Consulting	93,368	80,754	176,281	159,432
Economic Consulting	94,480	64,552	168,739	131,859
Technology	57,130	42,791	108,165	86,164
Strategic Communications	53,563	49,841	99,918	93,056

Total revenues	$400,437	$349,033	$762,253	$699,073

Operating income
Corporate Finance/Restructuring	$3,289	$23,567	$21,809	$49,211
Forensic and Litigation Consulting	16,849	17,537	32,192	29,937
Economic Consulting	15,889	10,459	28,267	16,225
Technology	15,973	10,991	29,944	18,293
Strategic Communications	4,511	6,550	7,981	8,897

Segment operating income	56,511	69,104	120,193	122,563
Unallocated corporate expenses	(20,199)	(17,156)	(35,388)	(38,772)

Total operating income	36,312	51,948	84,805	83,791

Other income (expense)
Interest income and other	2,923	(141)	4,923	2,213
Interest expense	(14,500)	(11,378)	(29,810)	(22,696)

	(11,577)	(11,519)	(24,887)	(20,483)

Income before income tax provision	24,735	40,429	59,918	63,308
Income tax provision	7,823	15,363	21,208	24,057

Net income	$16,912	$25,066	$38,710	$39,251

Earnings per common share—basic	$0.42	$0.55	$0.92	$0.86

Earnings per common share—diluted	$0.40	$0.52	$0.88	$0.82

Reconciliation of Operating Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Operating income	$36,312	$51,948	$84,805	$83,791
Add back:
Depreciation and amortization	7,143	7,658	14,088	15,361
Amortization of other intangible assets	5,498	5,852	10,952	11,943
Accretion of contingent consideration	799	—	1,595	—
Special charges	16,772	—	16,772	30,245

Adjusted EBITDA	$66,524	$65,458	$128,212	$141,340

Reconciliation of Net Income and Earnings Per Share to Adjusted Net Income and Adjusted Earnings Per Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$16,912	$25,066	$38,710	$39,251
Add back: Special charges, net of tax	10,198	—	10,198	18,069

Adjusted net income	$27,110	$25,066	$48,908	$57,320

Earnings per common share—diluted	$0.40	$0.52	$0.88	$0.82

Adjusted earnings per common share—diluted	$0.64	$0.52	$1.11	$1.19

Weighted average number of common shares outstanding—diluted	42,518	48,176	44,070	48,153

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses increased $3.0 million, or 17.7%, to $20.2 million for the three months ended June 30, 2011, from $17.2 million for the three months ended June 30, 2010. Excluding the impact of special charges of $2.8 million recorded in the three months ended June 30, 2011, unallocated corporate expenses increased $0.2 million, or 1.2% from the three months ended June 30, 2010. The increase was primarily due to $2.0 million of higher performance-based compensation costs, largely offset by a $1.6 million increase in allocation of centrally managed costs in direct support of our operating segments.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $3.1 million to $2.9 million for the three months ended June 30, 2011 from a net expense of $0.1 million for the three months ended June 30, 2010. The increase is primarily due to a $2.4 million favorable impact from net foreign currency transaction gains resulting from the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency.

Interest expense

Interest expense increased $3.1 million to $14.5 million for the three months ended June 30, 2011 from $11.4 million for the three months ended June 30, 2010. The increase is due to additional senior debt from the issuance of $400.0 million aggregate principal amount of 6 3/4% senior notes due 2020 in the third quarter of 2010 and the loan notes issued as a portion of the consideration in connection with the acquisition in Asia which we completed in August 2010. This increase was partially offset by a $1.2 million favorable impact of lower interest rates as a result of interest rate swap agreements entered into in March 2011.

Special charges

During the quarter ended June 30, 2011, we recorded special charges of $16.8 million, of which $6.4 million was non-cash. The charges reflect actions we took to reduce executive management related overhead in connection with our recent restructuring on a global basis and to align our workforce with expected market trends. These actions included a reduction in workforce totaling 37 employees. The special charges consisted of:

•	$10.4 million of salary continuance and other contractual employee related costs associated with the reduction in workforce;

•	$3.6 million related to loan forgiveness and accelerated vesting of share-based awards related to the reduction in workforce; and

•	$2.8 million of deferred costs under a service contract without a substantive future economic benefit to the Company.

The following table details the special charges by segment and the decrease in total headcount that resulted from the reduction in workforce during the three months ended June 30, 2011:

	Special Charges	Total Headcount
	(dollars in thousands)
Corporate Finance/Restructuring	$11,000	22
Forensic and Litigation Consulting	839	7
Economic Consulting	2,093	6

	13,932	35
Unallocated Corporate	2,840	2

Total	$16,772	37

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 31.6% for the three months ended June 30, 2011 as compared to 38.0% for the three months ended June 30, 2010. For the three months ended June 30, 2011, the effective tax rate was favorably impacted by lower provisions for foreign income taxes due to lower tax rates on undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely, and lower state income taxes due to the mix of earnings by jurisdiction. In addition, we recognized tax benefits in the three months ended June 30, 2011 for discrete items primarily related to the reversal of previously recognized deferred tax liabilities which are no longer required.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $3.4 million, or 8.7%, to $35.4 million for the six months ended June 30, 2011, from $38.8 million for the six months ended June 30, 2010. Excluding the impact of special charges of $2.8 million recorded in the three months ended June 30, 2011 and $5.1 million recorded in the six months ended June 30, 2010, unallocated corporate expenses decreased $1.1 million, or 3.4% from the six months ended June 30, 2010. The decrease was primarily due to a $3.3 million increase in allocation of centrally managed costs in direct support of our operating segments, partially offset by $2.2 million higher performance-based compensation costs.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $2.7 million to $4.9 million for the six months ended June 30, 2011 from $2.2 million for the six months ended June 30, 2010. The increase is primarily due to a $2.0 million favorable impact from net foreign currency transaction gains resulting from the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency.

Interest expense

Interest expense increased $7.1 million to $29.8 million for the six months ended June 30, 2011 from $22.7 million for the six months ended June 30, 2010. The increase is due to additional senior debt from the issuance of $400.0 million aggregate principal amount of 6 3/4% senior notes due 2020 in the third quarter of 2010 and the loan notes issued as a portion of the consideration in connection with the acquisition in Asia which we completed in August 2010. This increase was partially offset by a $1.5 million favorable impact of lower interest rates as a result of interest rate swap agreements entered into in March 2011.

Special charges

During the six months ended June 30, 2011 and 2010, we recorded special charges of $16.8 million and $30.2 million, respectively.

See the “Special charges” discussion above for the Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 for an expanded discussion of the special charges recorded in 2011.

During the six months ended June 30, 2010, we recorded special charges totaling $30.2 million, primarily related to a realignment of our workforce and a consolidation of four office locations, of which $8.9 million was non-cash. The charges reflected actions we took to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support. The special charges consisted of:

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

The following table details the special charges by segment and the decrease in total headcount that resulted from the reduction in workforce during the six months ended June 30, 2010:

	Special Charges	Total Headcount
	(dollars in thousands)
Corporate Finance/Restructuring	$6,589	71
Forensic and Litigation Consulting	5,560	20
Economic Consulting	6,814	19
Technology	4,927	16
Strategic Communications	1,260	1

	25,150	127
Unallocated Corporate	5,095	17

Total	$30,245	144

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 35.4% for the six months ended June 30, 2011 as compared to 38.0% for the six months ended June 30, 2010. For the six months ended June 30, 2011, the effective tax rate was favorably impacted by lower provisions for foreign income taxes due to lower tax rates on undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely, and lower state income taxes due to the mix of earnings by jurisdiction. In addition, we recognized tax benefits in the six months ended June 30, 2011 for discrete items primarily related to the reversal of previously recognized deferred tax liabilities which are no longer required.

SEGMENT RESULTS

Adjusted Segment EBITDA

The following table reconciles segment operating income to adjusted segment EBITDA for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Segment operating income	$56,511	$69,104	$120,193	$122,563
Add back:
Depreciation and amortization	5,866	6,312	11,614	12,638
Amortization of other intangible assets	5,498	5,852	10,952	11,943
Accretion of contingent consideration	799	—	1,595	—
Special charges	13,932	—	13,932	25,150

Total adjusted segment EBITDA	$82,606	$81,268	$158,286	$172,294

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	730	683	730	683
Forensic and Litigation Consulting	863	784	863	784
Economic Consulting	409	286	409	286
Technology	261	234	261	234
Strategic Communications	562	561	562	561

Total revenue-generating professionals	2,825	2,548	2,825	2,548

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	65%	65%	68%	67%
Forensic and Litigation Consulting(3)	71%	72%	70%	74%
Economic Consulting	86%	77%	87%	80%

Average billable rate per hour:(2)
Corporate Finance/Restructuring	$420	$438	$426	$448
Forensic and Litigation Consulting(3)	330	327	330	319
Economic Consulting	496	472	487	470

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

(3)	2010 utilization and average billable rate calculations were updated to include information related to non-domestic operations that was not available in 2010.

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$101,896	$111,095	$209,150	$228,562

Operating expenses:
Direct cost of revenues	67,036	69,720	135,283	135,888
Selling, general and administrative expenses	19,151	16,325	38,220	33,899
Special charges	11,000	—	11,000	6,589
Amortization of other intangible assets	1,420	1,483	2,838	2,975

	98,607	87,528	187,341	179,351

Segment operating income	3,289	23,567	21,809	49,211
Add back:
Depreciation and amortization of intangible assets	2,314	2,410	4,608	4,896
Accretion of contingent consideration	708	—	1,415	—
Special charges	11,000	—	11,000	6,589

Adjusted segment EBITDA	$17,311	$25,977	$38,832	$60,696

Gross profit(1)	$34,860	$41,375	$73,867	$92,674
Gross profit margin(2)	34.2%	37.2%	35.3%	40.5%
Adjusted segment EBITDA as a percent of revenues	17.0%	23.4%	18.6%	26.6%
Number of revenue-generating professionals (at period end)	730	683	730	683
Utilization rates of billable professionals	65%	65%	68%	67%
Average billable rate per hour	$420	$438	$426	$448

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues decreased $9.2 million, or 8.3%, to $101.9 million for the three months ended June 30, 2011 from $111.1 million for the three months ended June 30, 2010 with approximately 1.0% growth from the estimated positive impact of foreign currency translation, primarily due to the strengthening of the British pound relative to the U.S. dollar. Revenue from the Asia practice acquired in the third quarter of 2010 was $6.4 million, or 5.7%. Organic revenue declined $16.6 million, or 15.0% due to fewer consulting hours and lower average billable rates per hour as the demand for bankruptcy and restructuring services in North America decreased, partially offset by higher healthcare services and European restructuring revenues.

Gross profit decreased $6.5 million, or 15.7%, to $34.9 million for the three months ended June 30, 2011 from $41.4 million for the three months ended June 30, 2010. Gross profit margin decreased 3.0 percentage points to 34.2% for the three months ended June 30, 2011 from 37.2% for the three months ended June 30, 2010. The gross profit margin decline was primarily due to lower revenue from the higher margin bankruptcy and restructuring practices, partially offset by improvements in the segment’s healthcare services and from the acquired Asia practice.

SG&A expense increased by $2.8 million, or 17.3%, to $19.2 million for the three months ended June 30, 2011 from $16.3 million for the three months ended June 30, 2010. SG&A expense was 18.8% of revenue for the three months ended June 30, 2011, up from 14.7% for the three months ended June 30, 2010. The increase in SG&A expense was primarily due to overhead related to the acquired Asia practice. Bad debt expense was 0.1% of revenue for the three months ended June 30, 2011, unchanged from the three months ended June 30, 2010.

Amortization of other intangible assets decreased to $1.4 million for the three months ended June 30, 2011 from $1.5 million for the three months ended June 30, 2010.

Adjusted segment EBITDA decreased $8.7 million, or 33.4%, to $17.3 million for the three months ended June 30, 2011 from $26.0 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues decreased $19.4 million, or 8.5%, to $209.2 million for the six months ended June 30, 2011 from $228.6 million for the six months ended June 30, 2010 with 0.6% growth from the estimated positive impact of foreign currency translation, primarily due to the strengthening of the British pound and Canadian dollar relative to the U.S. dollar. Revenue from the Asia practice acquired in the third quarter of 2010 was $13.2 million, or 5.8%. Organic revenue declined $34.0 million, or 14.9% due to fewer consulting hours and lower average billable rates per hour as the demand for bankruptcy and restructuring services decreased in North America and Europe, partially offset by higher healthcare services revenues.

Gross profit decreased $18.8 million, or 20.3%, to $73.9 million for the six months ended June 30, 2011 from $92.7 million for the six months ended June 30, 2010. Gross profit margin decreased 5.2 percentage points to 35.3% for the six months ended June 30, 2011 from 40.5% for the six months ended June 30, 2010. The gross profit margin decline was primarily due to lower revenues from the higher margin bankruptcy and restructuring practices, partially offset by improvements in healthcare services and from the acquired Asia practice.

SG&A expense increased by $4.3 million, or 12.7%, to $38.2 million for the six months ended June 30, 2011 from $33.9 million for the six months ended June 30, 2010. SG&A expense was 18.3% of revenue for the six months ended June 30, 2011, up from 14.8% for the six months ended June 30, 2010. The increase in SG&A expense was primarily due to overhead related to the acquired Asia practice. Bad debt expense was 0.1% of revenue for the six months ended June 30, 2011, unchanged from the six months ended June 30, 2010.

Amortization of other intangible assets decreased to $2.8 million for the six months ended June 30, 2011 from $3.0 million for the six months ended June 30, 2010.

Adjusted segment EBITDA decreased $21.9 million, or 36.0%, to $38.8 million for the six months ended June 30, 2011 from $60.7 million for the six months ended June 30, 2010.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$93,368	$80,754	$176,281	$159,432

Operating expenses:
Direct cost of revenues	57,991	47,330	108,695	93,153
Selling, general and administrative expenses	17,093	14,921	33,368	28,821
Special charges	839	—	839	5,560
Amortization of other intangible assets	596	966	1,187	1,961

	76,519	63,217	144,089	129,495

Segment operating income	16,849	17,537	32,192	29,937
Add back:
Depreciation and amortization of intangible assets	1,453	1,809	2,899	3,633
Accretion of contingent consideration	91	—	180	—
Special charges	839	—	839	5,560

Adjusted segment EBITDA	$19,232	$19,346	$36,110	$39,130

Gross profit(1)	$35,377	$33,424	$67,586	$66,279
Gross profit margin(2)	37.9%	41.4%	38.3%	41.6%
Adjusted segment EBITDA as a percent of revenues	20.6%	24.0%	20.5%	24.5%
Number of revenue-generating professionals (at period end)	863	784	863	784
Utilization rates of billable professionals(3)	71%	72%	70%	74%
Average billable rate per hour(3)	$330	$327	$330	$319

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	2010 utilization and average billable rate calculations were updated to include information related to non-domestic operations that was not available in 2010

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues increased $12.6 million, or 15.6%, to $93.4 million for the three months ended June 30, 2011 from $80.8 million for the three months ended June 30, 2010 with 1.4% growth from the estimated positive impact foreign currency translation, which was primarily due to the strengthening of the British pound and Brazilian real relative to the U.S. dollar. Revenue from the practices acquired from the LECG Corporation in the first quarter of 2011 was $5.0 million, or 6.1%, primarily driven by the disputes and forensic accounting and environmental solution practices in North America. The organic revenue growth of $6.5 million, or 8.1%, was attributed to increases in both consulting hours and higher average billable rates per hour in North America from the construction practice and insurance and compliance-related engagements, while the Asia Pacific and Europe, Middle East and Africa regions benefited from growth in our construction, forensic accounting and litigation support services.

Gross profit increased $2.0 million, or 5.8%, to $35.4 million for the three months ended June 30, 2011 from $33.4 million for the three months ended June 30, 2010. Gross profit margin decreased 3.5 percentage points to 37.9% for the three months ended June 30, 2011 from 41.4% for the three months ended June 30, 2010. The gross profit margin decline was due to lower utilization in the North America and data analytics practices and increased headcount from investments in key practices which offset higher consulting volume and price increases.

SG&A expense increased $2.2 million, or 14.6%, to $17.1 million for the three months ended June 30, 2011 from $14.9 million for the three months ended June 30, 2010. SG&A expense was 18.3% of revenue for the three months ended June 30, 2011, down from 18.5% for the three months ended June 30, 2010. The increase in SG&A expense was due to increased facilities and information technology support costs to support growing operations. Bad debt expense was 1.1% of revenues for the three months ended June 30, 2011 unchanged from the three months ended June 30, 2010.

Amortization of other intangible assets decreased to $0.6 million for the three months ended June 30, 2011 from $1.0 million for the three months ended June 30, 2010. The decrease in amortization of other intangible assets was due primarily to the timing of certain acquired intangible assets becoming fully amortized in 2010.

Adjusted segment EBITDA decreased by $0.1 million, or 0.6%, to $19.2 million for the three months ended June 30, 2011 from $19.3 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues increased $16.8 million, or 10.6%, to $176.3 million for the six months ended June 30, 2011 from $159.4 million for the six months ended June 30, 2010 with 0.9% growth from the estimated positive impact foreign currency translation, which was primarily due to the strengthening of the British pound and Brazilian real relative to the U.S. dollar. Revenue from the practices acquired from LECG in the first quarter of 2011 was $6.0 million, or 3.8%, primarily driven by the disputes and forensic accounting and environmental solution practices in North America. The organic revenue growth of $9.5 million, or 5.9%, was attributed to increases in both consulting hours and higher average billable rates per hour in North America from the construction practice and insurance and compliance-related engagements, while the Asia Pacific and Europe, Middle East and Africa regions benefited from growth in our construction, forensic accounting and litigation support services. These improvements were partially offset by lower data analytics revenue due to fewer consulting hours despite higher average billable rates per hour pertaining to that practice.

Gross profit increased $1.3 million, or 2.0%, to $67.6 million for the six months ended June 30, 2011 from $66.3 million for the six months ended June 30, 2010. Gross profit margin decreased 3.3 percentage points to 38.3% for the six months ended June 30, 2011 from 41.6% for the six months ended June 30, 2010. The gross profit margin decline was due to lower utilization and increased headcount from investments in key practices which offset higher consulting volume and price increases.

SG&A expense increased $4.5 million, or 15.8%, to $33.4 million for the six months ended June 30, 2011 from $28.8 million for the six months ended June 30, 2010. SG&A expense was 18.9% of revenue for the six months ended June 30, 2011, up from 18.1% for the six months ended June 30, 2010. The increase in SG&A expense was due to increased facilities and information technology support costs to support growing operations. Bad debt expense was 1.1% of revenues for the six months ended June 30, 2011 unchanged from the six months ended June 30, 2010.

Amortization of other intangible assets decreased to $1.2 million for the six months ended June 30, 2011 from $2.0 million for the six months ended June 30, 2010. The decrease in amortization of other intangible assets was due primarily to the timing of certain acquired intangible assets becoming fully amortized in 2010.

Adjusted segment EBITDA decreased by $3.0 million, or 7.7%, to $36.1 million for the six months ended June 30, 2011 from $39.1 million for the six months ended June 30, 2010.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$94,480	$64,552	$168,739	$131,859

Operating expenses:
Direct cost of revenues	64,357	44,398	115,885	89,267
Selling, general and administrative expenses	11,844	9,385	21,901	18,933
Special charges	2,093	—	2,093	6,814
Amortization of other intangible assets	297	310	593	620

	78,591	54,093	140,472	115,634

Segment operating income	15,889	10,459	28,267	16,225
Add back:
Depreciation and amortization of intangible assets	932	994	1,796	1,934
Special charges	2,093	—	2,093	6,814

Adjusted segment EBITDA	$18,914	$11,453	$32,156	$24,973

Gross profit(1)	$30,123	$20,154	$52,854	$42,592
Gross profit margin(2)	31.9%	31.2%	31.3%	32.3%
Adjusted segment EBITDA as a percent of revenues	20.0%	17.7%	19.1%	18.9%
Number of revenue-generating professionals (at period end)	409	286	409	286
Utilization rates of billable professionals	86%	77%	87%	80%
Average billable rate per hour	$496	$472	$487	$470

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues increased by $29.9 million, or 46.4%, to $94.5 million for the three months ended June 30, 2011 from $64.6 million for the three months ended June 30, 2010 with 0.9% growth from the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound relative to the U.S. dollar. Revenue from the competition policy, financial advisory, international arbitration, and airline competition practices acquired from LECG in the first quarter of 2011 was $18.0 million, or 27.9%. The organic revenue growth of $11.4 million, or 17.6%, was due to an increase in both consulting hours and average billable rates per hour in antitrust and M&A and the European international arbitration, regulatory and valuation practice compared to the three months ended June 30, 2010, as well as higher volumes in financial economics consulting.

Gross profit increased by $10.0 million, or 49.5%, to $30.1 million for the three months ended June 30, 2011 from $20.2 million for the three months ended June 30, 2010. Gross profit margin increased to 31.9% for the three months ended June 30, 2011 from 31.2% for the three months ended June 30, 2010. The increase in gross profit margin was attributed to more consulting hours and higher utilization with better staff leverage, partially offset by higher variable compensation costs relative to 2010.

SG&A expense increased by $2.5 million, or 26.2%, to $11.8 million for the three months ended June 30, 2011 from $9.4 million for the three months ended June 30, 2010. SG&A expense was 12.5% of revenue for the three months ended June 30, 2011 compared to 14.5% for the three months ended June 30, 2010. The increase in SG&A expense was due to overhead in the acquired practices. Bad debt expense was 1.7% of revenue for the three months ended June 30, 2011 compared to 1.8% of revenue for the three months ended June 30, 2010.

Amortization of other intangible assets was $0.3 million for the three months ended June 30, 2011 unchanged from the three months ended June 30, 2010.

Adjusted segment EBITDA increased by $7.5 million, or 65.1%, to $18.9 million for the three months ended June 30, 2011 from $11.5 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues increased by $36.9 million, or 28.0%, to $168.7 million for the six months ended June 30, 2011 from $131.9 million for the six months ended June 30, 2010 with 0.5% growth from the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound relative to the U.S. dollar. Revenue from the competition policy, financial advisory, international arbitration, and airline competition practices acquired from LECG in the first quarter of 2011 was $19.0 million, or 14.4%. The organic revenue growth of $17.2 million, or 13.0%, was due to an increase in both consulting hours and average billable rates per hour in antitrust and M&A and the European international arbitration, regulatory and valuation practice compared to the six months ended June 30, 2010, as well as higher volumes in financial economics consulting.

Gross profit increased by $10.3 million, or 24.1%, to $52.9 million for the six months ended June 30, 2011 from $42.6 million for the six months ended June 30, 2010. Gross profit margin decreased to 31.3% for the six months ended June 30, 2011 from 32.3% for the six months ended June 30, 2010. The gross profit margin decline was primarily due to increased variable compensation costs compared to the six months ended June 30, 2010 despite higher utilization and more consulting hours.

SG&A expense increased by $3.0 million, or 15.7%, to $21.9 million for the six months ended June 30, 2011 from $18.9 million for the six months ended June 30, 2010. SG&A expense was 13.0% of revenue for the six months ended June 30, 2011 compared to 14.4% for the six months ended June 30, 2010. The increase in SG&A expense was due to overhead in the acquired practices. Bad debt expense was 1.5% of revenue for the six months ended June 30, 2011 compared to 1.9% of revenue for the six months ended June 30, 2010.

Amortization of other intangible assets was $0.6 million for the six months ended June 30, 2011 unchanged compared to the six months ended June 30, 2010.

Adjusted segment EBITDA increased by $7.2 million, or 28.8%, to $32.2 million for the six months ended June 30, 2011 from $25.0 million for the six months ended June 30, 2010.

TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Revenues	$57,130	$42,791	$108,165	$86,164

Operating expenses:
Direct cost of revenues	23,187	17,094	42,338	30,975
Selling, general and administrative expenses	15,992	12,873	31,929	28,154
Special charges	—	—	—	4,927
Amortization of other intangible assets	1,978	1,833	3,954	3,815

	41,157	31,800	78,221	67,871

Segment operating income	15,973	10,991	29,944	18,293
Add back:
Depreciation and amortization of intangible assets	4,719	4,866	9,379	9,898
Special charges	—	—	—	4,927

Adjusted segment EBITDA	$20,692	$15,857	$39,323	$33,118

Gross profit(1)	$33,943	$25,697	$65,827	$55,189
Gross profit margin(2)	59.4%	60.1%	60.9%	64.1%
Adjusted segment EBITDA as a percent of revenues	36.2%	37.1%	36.4%	38.4%
Number of revenue-generating professionals (at period end)(3)	261	234	261	234

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues increased by $14.3 million, or 33.5%, to $57.1 million for the three months ended June 30, 2011 from $42.8 million for the three months ended June 30, 2010 with 0.7% growth from the estimated positive impact of foreign currency translation due to the strengthening of the British pound relative to the U.S. dollar. Organic revenue growth of $14.0 million, or 32.8% was due to increased revenues from our AcuityTM offering and higher product licensing revenues related to complex litigation and investigation engagements. Unit based revenues increased due to higher volumes while pricing was relatively stable on the combined mix of offerings.

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

Gross profit increased by $8.2 million, or 32.1%, to $33.9 million for the three months ended June 30, 2011 from $25.7 million for the three months ended June 30, 2010. Gross profit margin decreased 0.7 percentage points to 59.4% for the three months ended June 30, 2011 from 60.1% for the three months ended June 30, 2010. The gross profit margin decline was due to a change in the mix of revenue with higher third party costs related to an increase in certain litigation engagements relative to the three months ended June 30, 2010.

SG&A expense increased by $3.1 million, or 24.2%, to $16.0 million for the three months ended June 30, 2011 from $12.9 million for the three months ended June 30, 2010. SG&A expense was 28.0% of revenue for the three months ended June 30, 2011, down from 30.1% for the three months ended June 30, 2010. The increase in SG&A expense is primarily due to higher variable compensation and an increase in bad debt expense driven by fewer favorable collection resolutions on previously reserved items compared to the three months ended June 30, 2010. We had net recoveries of bad debt of $0.2 million for the three months ended June 30, 2011 compared to net recoveries of bad debt of $1.2 million for the three months ended June 30, 2010. Research and development expense in the second quarter of 2011 was $6.0 million, compared to $5.3 million in the three months ended June 30, 2010.

Amortization of other intangible assets increased to $2.0 million for the three months ended June 30, 2011 from $1.8 million for the three months ended June 30, 2010.

Adjusted segment EBITDA increased $4.8 million, or 30.5%, to $20.7 million for the three months ended June 30, 2011 from $15.9 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues increased by $22.0 million, or 25.5%, to $108.2 million for the six months ended June 30, 2011 from $86.2 million for the six months ended June 30, 2010 with 0.4% growth from the estimated positive impact of foreign currency translation due to the strengthening of the British pound relative to the U.S. dollar. The organic growth of $21.7 million, or 25.1%, was due to increased revenues from our AcuityTM offering, higher unit based revenues and higher consulting revenues. Unit based revenues increased due to higher volumes partially offset by lower per unit pricing related to a change in the mix of offerings. Consulting revenues increased primarily due to higher volumes from certain litigation matters.

Gross profit increased by $10.6 million, or 19.3%, to $65.8 million for the six months ended June 30, 2011 from $55.2 million for the six months ended June 30, 2010. Gross profit margin decreased 3.2 percentage points to 60.9% for the six months ended June 30, 2011 from 64.1% for the six months ended June 30, 2010. The gross profit margin decline was due to a change in the mix of revenue with higher margin unit based revenue comprising a smaller percentage of total revenue, coupled with higher third party costs related to an increase in certain litigation engagements relative to the six months ended June 30, 2010.

SG&A expense increased by $3.8 million, or 13.4%, to $31.9 million for the six months ended June 30, 2011 from $28.2 million for the six months ended June 30, 2010. SG&A expense was 29.5% of revenue for the six months ended June 30, 2011, down from 32.7% for the six months ended June 30, 2010. The increase in SG&A expense is primarily due to higher variable compensation and an increase in bad debt expense driven by fewer favorable resolution or collections on previously reserved items compared to the six months ended June 30, 2010. Bad debt expense was 0.3% of revenues for the six months ended June 30, 2011 compared to net recoveries of bad debt of $0.9 million for the six months ended June 30, 2010. Research and development expense for the six months ended June 30, 2011 was $11.8 million, compared to $10.7 million for the six months ended June 30, 2010.

Amortization of other intangible assets increased to $4.0 million for the six months ended June 30, 2011 from $3.8 million for the six months ended June 30, 2010.

Adjusted segment EBITDA increased $6.2 million, or 18.7%, to $39.3 million for the six months ended June 30, 2011 from $33.1 million for the six months ended June 30, 2010.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Revenues	$53,563	$49,841	$99,918	$93,056

Operating expenses:
Direct cost of revenues	34,465	30,489	63,975	57,208
Selling, general and administrative expenses	13,380	11,542	25,582	23,119
Special charges	—	—	—	1,260
Amortization of other intangible assets	1,207	1,260	2,380	2,572

	49,052	43,291	91,937	84,159

Segment operating income	4,511	6,550	7,981	8,897
Add back:
Depreciation and amortization of intangible assets	1,946	2,085	3,884	4,220
Special charges	—	—	—	1,260

Adjusted segment EBITDA	$6,457	$8,635	$11,865	$14,377

Gross profit(1)	$19,098	$19,352	$35,943	$35,848
Gross profit margin(2)	35.7%	38.8%	36.0%	38.5%
Adjusted segment EBITDA as a percent of revenues	12.1%	17.3%	11.9%	15.4%
Number of revenue-generating professionals (at period end)	562	561	562	561

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues increased by $3.7 million, or 7.5%, to $53.6 million for the three months ended June 30, 2011 from $49.8 million for the three months ended June 30, 2010 with 7.2% growth from the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound, Australian dollar and the Euro relative to the U.S. dollar. Organic revenue remained relatively flat with 0.3% growth as an increase in project volumes was mostly offset by competitive pricing pressure on retainer and project fees.

Gross profit decreased by $0.3 million, or 1.3%, to $19.1 million for the three months ended June 30, 2011 from $19.4 million for the three months ended June 30, 2010. Gross profit margin decreased 3.1 percentage points to 35.7% for the three months ended June 30, 2011 from 38.8% for the three months ended June 30, 2010. The decline in gross profit margin was primarily due to higher personnel costs related to the retention of key employees.

SG&A expense increased by $1.8 million, or 15.9%, to $13.4 million for the three months ended June 30, 2011 from $11.5 million for the three months ended June 30, 2010. SG&A expense was 25.0% of revenue for the three months ended June 30, 2011, up from 23.2% of revenue for the three months ended June 30, 2010. The increase in SG&A expense was primarily related to the estimated negative impact of foreign currency translation, higher facilities costs and marketing expenses. Bad debt expense was 1.1% of revenues for the three months ended June 30, 2011 compared to 1.2% of revenues for the three months ended June 30, 2010.

Amortization of other intangible assets decreased to $1.2 million for the three months ended June 30, 2011 from $1.3 million for the three months ended June 30, 2010.

Adjusted segment EBITDA decreased by $2.2 million, or 25.2%, to $6.5 million for the three months ended June 30, 2011 from $8.6 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues increased by $6.9 million, or 7.4%, to $99.9 million for the six months ended June 30, 2011 from $93.1 million for the six months ended June 30, 2010 with 4.8% growth from the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound, Australian dollar and the Euro relative to the U.S. dollar. Organic revenue grew 2.5% due to an increase in project volumes, partially offset by competitive pricing pressure on retainer and project fees.

Gross profit increased by $0.1 million, or 0.3%, to $35.9 million for the six months ended June 30, 2011 from $35.8 million for the six months ended June 30, 2010. Gross profit margin decreased 2.5 percentage points to 36.0% for the six months ended June 30, 2011 from 38.5% for the six months ended June 30, 2010. The decline in gross profit margin was primarily due to higher personnel costs related to the retention of key employees.

SG&A expense increased by $2.5 million, or 10.7%, to $25.6 million for the six months ended June 30, 2011 from $23.1 million for the six months ended June 30, 2010. SG&A expense was 25.6% of revenue for the six months ended June 30, 2011, up from 24.8% of revenue for the six months ended June 30, 2010. The increase in SG&A expense was primarily related to increased facilities costs, the estimated negative impact of foreign currency translation, and marketing and travel-related expenses. Bad debt expense was 0.9% of revenues for the six months ended June 30, 2011 compared to 1.2% of revenues for the six months ended June 30, 2010.

Amortization of other intangible assets decreased to $2.4 million for the six months ended June 30, 2011 from $2.6 million for the six months ended June 30, 2010.

Adjusted segment EBITDA decreased by $2.5 million, or 17.5%, to $11.9 million for the six months ended June 30, 2011 from $14.4 million for the six months ended June 30, 2010.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

	Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(12,824)	$21,955
Net cash used in investing activities	(63,998)	(19,941)
Net cash (used in) provided by financing activities	(209,477)	4,837

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

Net cash used in operating activities for the six months ended June 30, 2011 was $12.8 million as compared to net cash provided by operating activities of $22.0 million for the six months ended June 30, 2010. The decline was primarily a result of a shift in the relative mix of receivables towards clients and geographic regions that traditionally have longer billing and collection cycles, particularly related to revenue growth in our Economic Consulting business and our Asia region in general.

Net cash used in investing activities for the six months ended June 30, 2011 was $64.0 million as compared to $19.9 million for the six months ended June 30, 2010. Payments for acquisitions of businesses were $50.9 million in the current year as compared to $22.8 million in the six months ended June 30, 2010. Payments for acquisitions for the six months ended June 30, 2011 included $25.7 million of payments, net of cash received related to the acquisition of practices from LECG in the first quarter of 2011 and payments for contingent consideration and purchase price adjustments related to prior year acquisitions of $25.2 million. Payments for acquisitions for the six months ended June 30, 2010 included an acquisition payment of $2.3 million related to an acquisition in Hong Kong in April of 2010 and payments for contingent consideration and purchase price adjustments related to prior year acquisitions of $20.5 million. Capital expenditures were $12.7 million for the six months ended June 30, 2011 as compared to $11.6 million for the six months ended June 30, 2010. Capital expenditures in the first six months of both 2011 and 2010 primarily related to leasehold improvements and the purchase of data processing equipment. In addition, the Company received $15.0 million from the sale of short-term investments in the six months ended June 30, 2010.

Net cash used in financing activities for the six months ended June 30, 2011 was $209.5 million as compared to net cash provided by financing activities of $4.8 million for the six months ended June 30, 2010. Our financing activities for the six months ended June 30, 2011 included $209.4 million in cash used to repurchase and retire 5.1 million shares of the Company’s common stock pursuant to the 2011 ASB.

Capital Resources

As of June 30, 2011, our capital resources included $98.7 million of cash and cash equivalents and available borrowing capacity of $247.2 million under a $250.0 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of June 30, 2011, we had no outstanding indebtedness under our bank credit facility, however, $2.8 million of outstanding letters of credit reduced the availability of borrowing under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

Future Cash Needs

We anticipate that our future cash needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under our senior managing director incentive compensation programs;

•	potential contingent consideration obligations and stock floor price guarantees related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our businesses.

We currently anticipate aggregate capital expenditures will range between $27 million to $35 million to support our organization during the remainder of 2011, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of expenditures related to future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price is in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the applicable stock restrictions lapse.

In connection with our required adoption of the new accounting principles for business combinations, contingent consideration included in business combinations consummated subsequent to December 31, 2008 are recorded as liabilities on our consolidated balance sheet and re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent consideration accounted for under the new accounting principles for business combinations are $23.8 million at June 30, 2011.

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

When the Convertible Notes are convertible at the option of the holder, they are classified as current on our Consolidated Balance Sheet. When the Convertible Notes are not convertible at the option of the holder, and the scheduled maturity is not within one year after the balance sheet date, they are classified as long-term. As of June 30, 2011, the Convertible Notes are classified as long-term given that the per share price of our common stock did not close above the conversion threshold for 20 days in the 30 consecutive trading day period ended April 14, 2011. As of July 15, 2011, the Convertible Notes did not meet the conversion threshold and, therefore, the notes will remain non-convertible and classified as long-term through July 16, 2011, when the Convertible Notes will be less than a year from maturity and classified as short-term.

Upon surrendering any Convertible Note for conversion, in accordance with the Indenture, the holder of such note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such note or (ii) the “conversion value” of the note as defined in the Indenture. The conversion feature results in a premium over the face amount of the notes equal to the difference between our stock price as determined by the calculation set forth in the Indenture and the conversion price of $31.25 times the conversion ratio of 31.998 shares of our common stock for each $1,000 principal amount of the notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Convertible Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the Indenture. Assuming conversion of the full $149.9 million principal amount of the Convertible Notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million, or a combination of cash and shares with a value of $4.8 million, to settle the conversion feature.

The Convertible Notes are registered securities. As of June 29, 2011, the date of the last trade prior to June 30, 2011, the Convertible Notes had a market price of $1,263 per $1,000 principal amount of Convertible Notes, compared to an estimated conversion value of approximately $1,204 per $1,000 principal amount of Convertible Notes. Because the Convertible Notes have historically traded at market prices above the estimated conversion values, we do not anticipate holders will elect to convert their Convertible Notes in the near future, if convertible, unless the value ratio should change. However, we believe we have adequate capital resources to fund potential conversions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving special purpose entities.

Future Contractual Obligations

There have been no significant changes in our future contractual obligations since December 31, 2010.

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $247.2 million of availability under our bank credit facility are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $98.7 million of cash and cash equivalents at June 30, 2011;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during the remainder of 2011 of about $27 million to $35 million;

•	funds required to satisfy potential contingent payments and other obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the funds required to satisfy conversion of the Convertible Notes; and

•	other known future contractual obligations.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our bank credit facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions, any unexpected changes in significant numbers of employees or other expenditures that are not currently contemplated. The anticipated cash needs of our businesses could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now reasonably anticipated, or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical and may appear under the headings “Part 1—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011, including the risks set forth under “Risks Related to Our Business Segments” and “Risks Related to Our Operations,” and the other documents we file with the SEC. When used in this quarterly report, words such as estimates, expects, anticipates, projects, plans, intends, believes, or forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. There can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, include the following:

•	changes in demand for our services or products or the mix of services or products that we provide to clients;

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;

•	our ability to make acquisitions and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace senior managers and practice leaders who have highly specialized skills and experience;

•	our ability to identify suitable acquisition candidates, negotiate advantageous terms and take advantage of opportunistic acquisition situations;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	legislation or judicial rulings regarding data privacy and the discovery process;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition;

•

general economic factors, industry trends, restructuring and bankruptcy rates, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control, which could impact each of our business segments differently;

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

Equity Price Sensitivity

Certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the applicable stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. The following table details by year the cash outflows that would result from the remaining stock price guarantee payments if, on the applicable determination dates, our common stock price was at, 20% above or 20% below our closing common stock price on June 30, 2011 of $37.94 per share.

	Remainder of 2011	2012	2013	Total
		(in thousands)
Cash outflow, assuming:
Closing share price of $37.94 at June 30, 2011	$—	$3,684	$4,376	$8,060
20% increase in share price	—	2,761	3,104	5,865
20% decrease in share price	—	4,607	5,649	10,256

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the second quarter ended June 30, 2011 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program(4)
April 1 through April 30, 2011	4	(1)	$38.62	—	$—
May 1 through May 31, 2011	637	(2)	$41.35	628	$—
June 1 through June 30, 2011	2	(3)	$37.08	—	$—

Total	643			628

(1)	Represents 4,169 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)

Represents 627,887 shares purchased as part of the 2011 ASB (as defined in footnote (4) below) and 9,496 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Represents 2,129 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

In November 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million (the “Repurchase Program”) and terminated the $50.0 million stock repurchase program authorized in February 2009. As of December 31, 2010, a balance of $209.4 million remained available under the Repurchase Program to fund stock repurchases by the Company.

On March 2, 2011, we entered into a supplemental confirmation with Goldman Sachs for a $209.4 million accelerated stock buyback (the “2011 ASB”), pursuant to the collared stock buyback master confirmation agreement dated November 9, 2009 between FTI Consulting and Goldman, Sachs & Co. On March 7, 2011, 4,433,671 shares of FTI Consulting common stock were repurchased pursuant to the 2011 ASB. On May 17, 2011, FTI Consulting received an additional 627,887 shares bringing the total shares delivered in 2011 to 5,061,558 shares of FTI Consulting common stock. The specific number of shares that ultimately will be repurchased in the 2011 ASB will be based generally on the volume-weighted average share price of our common stock during the term of the repurchase agreement, subject to provisions that establish minimum and maximum number of shares. The 2011 ASB contemplates that final settlement may occur in December 2011, although under certain circumstances, at Goldman Sachs’ discretion, the completion date may be accelerated. At settlement, we may be entitled to receive additional shares of our common stock from Goldman Sachs. The 2011 ASB completes the Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

As reported on our current report on Form 8-K dated June 1, 2011, which was filed with the SEC on June 2, 2011, the Board of Directors of the Company amended and restated the Company’s Bylaws effective June 1, 2011 to, among other items, change the advance notice requirements for stockholders to nominate candidates for director or to propose business (other than pursuant to Rule 14a-8) at annual meetings. Pursuant to those amendments, if a stockholder wants to present a proposal (other than pursuant to Rule 14a-8) or nominate candidates for director, a stockholder must deliver notice of the proposal or the nominee to the Secretary of the Company, including the information required by our Bylaws, not less than 120 days and no more than 150 days prior to the first anniversary of the mailing date of the notice for the preceding year’s annual meeting, provided, however, that in the event that the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary date of the preceding year’s annual meeting, notice by the stockholder must be delivered not earlier than the 150th day prior to such annual meeting and not later than the close of business on the later of the 120th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such annual meeting is first made. For our annual meeting in 2012, we must receive stockholder proposals and nominations no earlier than November 20, 2011 and no later than December 20, 2011. If any stockholder proposal is received before November 20, 2011 or after December 20, 2011, it will be considered untimely, and we will not be required to present it at the 2012 annual meeting if submitted outside the processes of Rule 14a-8.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

10.01*	2011 FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the SEC on April 18, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement dated April 18, 2011 and incorporated by reference herein).

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101**	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended June 30, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

*	Management or Director contract or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011

FTI CONSULTING, INC.

By	/s/ CATHERINE M. FREEMAN
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)