Form 10-Q
period 2011-09-30
FTI CONSULTING INC
filed 2011-11-09
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2011
Common stock, par value $0.01 per share	40,971,306

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Unaudited

Item 1.	Financial Statements

	September 30, 2011	December 31, 2010
		As Revised (Note 2)
Assets
Current assets
Cash and cash equivalents	$128,230	$384,570
Restricted cash	10,231	10,518
Accounts receivable:
Billed receivables	348,480	268,386
Unbilled receivables	200,999	120,896
Allowance for doubtful accounts and unbilled services	(80,443)	(63,205)

Accounts receivable, net	469,036	326,077
Current portion of notes receivable	26,558	28,397
Prepaid expenses and other current assets	30,784	28,174
Income taxes receivable	11,997	13,246
Deferred income taxes	667	—

Total current assets	677,503	790,982
Property and equipment, net of accumulated depreciation	75,027	73,238
Goodwill	1,295,679	1,269,447
Other intangible assets, net of amortization	124,623	134,970
Notes receivable, net of current portion	83,370	76,539
Other assets	70,317	60,312

Total assets	$2,326,519	$2,405,488

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$108,050	$105,864
Accrued compensation	158,263	143,971
Current portion of long-term debt and capital lease obligations	152,047	7,559
Billings in excess of services provided	27,726	27,836
Deferred income taxes	—	1,072

Total current liabilities	446,086	286,302
Long-term debt and capital lease obligations, net of current portion	645,488	785,563
Deferred income taxes	96,801	85,956
Other liabilities	86,375	80,061

Total liabilities	1,274,750	1,237,882

Commitments and contingent liabilities (notes 9, 11 and 12)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—40,954 (2011) and 46,144 (2010)	410	461
Additional paid-in capital	365,746	546,336
Retained earnings	738,321	674,299
Accumulated other comprehensive loss	(52,708)	(53,490)

Total stockholders’ equity	1,051,769	1,167,606

Total liabilities and stockholders’ equity	$2,326,519	$2,405,488

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		As Revised (Note 2)		As Revised (Note 2)
Revenues	$413,802	$346,140	$1,176,055	$1,045,213

Operating expenses
Direct cost of revenues	249,975	206,831	723,903	617,640
Selling, general and administrative expense	98,562	86,115	282,902	253,196
Special charges	—	—	15,212	29,356
Amortization of other intangible assets	5,843	6,286	16,795	18,229

	354,380	299,232	1,038,812	918,421

Operating income	59,422	46,908	137,243	126,792

Other income (expense)
Interest income and other	486	2,527	5,409	4,740
Interest expense	(14,319)	(11,904)	(44,129)	(34,600)
Loss on early extinguishment of debt	—	(5,161)	—	(5,161)

	(13,833)	(14,538)	(38,720)	(35,021)

Income before income tax provision	45,589	32,370	98,523	91,771
Income tax provision	16,150	12,206	34,501	34,642

Net income	$29,439	$20,164	$64,022	$57,129

Earnings per common share—basic	$0.73	$0.44	$1.54	$1.25

Earnings per common share—diluted	$0.70	$0.43	$1.47	$1.19

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in thousands)

Unaudited

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance January 1, 2011––As Revised (Note 2)	46,144	$461	$546,336	$674,299	$(53,490)	$1,167,606
Comprehensive income:
Cumulative translation adjustment, including income tax benefit of $1,568	—	—	—	—	782	782
Net income	—	—	—	64,022	—	64,022

Total comprehensive income						64,804
Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share-based awards of $75	174	2	4,411	—	—	4,413
Restricted share grants, less net settled shares of 97	369	4	(3,545)	—	—	(3,541)
Stock units issued under incentive compensation plan	—	—	4,241	—	—	4,241
Business combinations	—	—	(5,455)	—	—	(5,455)
Purchase and retirement of common stock	(5,733)	(57)	(209,343)	—	—	(209,400)
Share-based compensation	—	—	29,101	—	—	29,101

Balance September 30, 2011	40,954	$410	$365,746	$738,321	$(52,708)	$1,051,769

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2011	2010
		As Revised (Note 2)
Operating activities
Net income	$64,022	$57,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	24,046	24,317
Amortization of other intangible assets	16,795	18,229
Provision for doubtful accounts	9,483	7,179
Non-cash share-based compensation	29,043	25,205
Excess tax benefits from share-based compensation	(198)	(761)
Non-cash interest expense	6,322	10,132
Other	(559)	454
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(130,132)	(34,845)
Notes receivable	(4,914)	(20,091)
Prepaid expenses and other assets	(3,670)	1,994
Accounts payable, accrued expenses and other	14,489	9,120
Income taxes	1,061	6,164
Accrued compensation	21,098	(4,188)
Billings in excess of services provided	(38)	(4,172)

Net cash provided by operating activities	46,848	95,866

Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(62,346)	(60,273)
Purchases of property and equipment	(24,595)	(14,833)
Proceeds from sale or maturity of short-term investment	—	15,000
Other	(127)	(467)

Net cash used in investing activities	(87,068)	(60,573)

Financing activities
Borrowings under revolving line of credit	25,000	20,000
Payments of revolving line of credit	(25,000)	(20,000)
Payments of long-term debt and capital lease obligations	(6,967)	(190,452)
Issuance of debt securities, net	—	391,647
Payments of debt financing fees	—	(2,843)
Purchase and retirement of common stock	(209,400)	(26,138)
Net issuance of common stock under equity compensation plans	797	4,604
Excess tax benefits from share-based compensation	198	761
Other	(1)	442

Net cash (used in) provided by financing activities	(215,373)	178,021

Effect of exchange rate changes on cash and cash equivalents	(747)	(1,004)

Net (decrease) increase in cash and cash equivalents	(256,340)	212,310
Cash and cash equivalents, beginning of period	384,570	118,872

Cash and cash equivalents, end of period	$128,230	$331,182

Supplemental cash flow disclosures
Cash paid for interest	$31,725	$34,504
Cash paid for income taxes, net of refunds	33,443	28,124
Non-cash investing and financing activities:
Issuance of notes payable to acquire businesses	—	39,772
Issuance of stock units under incentive compensation plans	4,241	6,531

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals, except as otherwise disclosed. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

2. Revision to Previously Reported Financial Information

During the third quarter of 2011, we conducted a re-examination of our accounting related to our Senior Managing Director Incentive Compensation Program and related agreements (“ICP”). As a result of this review, we revised our accounting to reflect an acceleration of expense related to certain forgivable loans and/or share-based awards and corrected an immaterial error in our previously reported results for the six-months ended June 30, 2011 and for the annual reporting periods 2006 through 2010. As previously disclosed in the Current Report on Form 8-K that we filed with the SEC on November 2, 2011, we are revising our previously reported financial information in the third quarter 2011 filing to reflect the impact of the correction of the immaterial error. We intend to revise our previously reported consolidated financial statements for certain comparative quarterly and annual periods through subsequent periodic filings.

The ICP is a program designed to compensate and retain the Company’s top senior managing directors. There are currently 82 employees who participate in this program. Employees who are invited to participate in the program are eligible to receive share-based awards and forgivable loans on a discretionary and periodic basis. As a result of a re-examination of the ICP provisions related to retirement and non-renewal or resignation by the employee, and the corresponding non-compete periods, the Company determined that it should have recorded compensation expense for certain forgivable loans and/or share-based awards over a shorter period.

We assessed the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and determined the error was immaterial to the previously reported amounts contained in our periodic filings. Although the error was immaterial to prior periods, recording the cumulative impact of the out-of-period correction in the third quarter of 2011 would be material. Therefore, we applied the guidance for accounting changes and error corrections and revised our prior period financial statements presented per SAB 108. The impact of the correction of the immaterial error was a decrease to net income of $4.1 million in the six months ended June 30, 2011 and $5.9 million, $3.2 million, $2.0 million, $1.6 million and $0.5 million in the annual reporting periods 2010, 2009, 2008, 2007 and 2006, respectively.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

The effect of recording the correction of the immaterial error on impacted line items of the consolidated statements of income for the three and nine months ended September 30, 2010 is presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2010
(in thousands, except per share data)	As Reported	As Revised	As Reported	As Revised
Direct cost of revenues	$204,095	$206,831	$610,586	$617,640
Selling, general and administrative expense	85,796	86,115	252,399	253,196
Special charges	—	—	30,245	29,356
Operating income	49,963	46,908	133,754	126,792
Income before income tax provision	35,425	32,370	98,733	91,771
Income tax provision	13,462	12,206	37,519	34,642
Net income	21,963	20,164	61,214	57,129
Earnings per common share:
Basic	$0.48	$0.44	$1.34	$1.25
Diluted	$0.47	$0.43	$1.28	$1.19

The effect of recording the correction of the immaterial error on impacted line items of the consolidated balance sheet at December 31, 2010 is presented below:

	December 31, 2010
(in thousands)	As Reported	As Revised
Current portion notes receivable	$26,130	$28,397
Total current assets	788,715	790,892
Notes receivable, net of current portion	87,677	76,539
Total assets	2,414,359	2,405,488
Deferred income taxes	4,052	1,072
Total current liabilities	289,282	286,302
Deferred income taxes	92,134	85,956
Total liabilities	1,247,040	1,237,882
Additional paid-in capital	532,929	546,336
Retained earnings	687,419	674,299
Total stockholders’ equity	1,167,319	1,167,606
Total liabilities and stockholders’ equity	2,414,359	2,405,488

3. New Accounting Standards Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, an entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for us beginning in the first quarter of 2012. We do not expect the guidance to impact our consolidated financial statements, as it only requires a change in the format of presentation.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment. This accounting update is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt this update early. The value of the Company’s goodwill will not be affected by the adoption of this standard.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator—basic and diluted
Net income	$29,439	$20,164	$64,022	$57,129

Denominator
Weighted average number of common shares outstanding—basic	40,182	45,471	41,535	45,708
Effect of dilutive stock options	884	803	895	947
Effect of dilutive convertible notes	647	449	722	950
Effect of dilutive restricted shares	554	258	519	285

Weighted average number of common shares outstanding—diluted	42,267	46,981	43,671	47,890

Earnings per common share—basic	$0.73	$0.44	$1.54	$1.25

Earnings per common share—diluted	$0.70	$0.43	$1.47	$1.19

Antidilutive stock options and restricted shares	2,612	2,059	2,330	1,671

5. Special Charges

During the year ended December 31, 2010, we recorded special charges of $51.1 million, of which $31.4 million was non-cash. The non-cash charges primarily included trade name impairment charges related to our global FTI Consulting branding strategy and other strategic branding decisions. The remaining charges related to

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

a realignment of our workforce and a consolidation of four office locations. The charges reflect actions we took to support our corporate positioning, as well as actions taken to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support.

During the nine months ended September 30, 2011, we recorded special charges of $15.2 million, of which $4.8 million was non-cash. The charges reflect actions we took to reduce senior management related overhead in connection with our realignment of our segment management on a global basis and to align our workforce with expected market trends. These actions included a reduction in workforce totaling 37 employees. The special charges consisted of:

•	$10.4 million of salary continuance and other contractual employee related costs associated with the reduction in workforce;

•	$2.0 million related to loan forgiveness and accelerated recognition of compensation cost of share-based awards related to the reduction in workforce; and

•	$2.8 million of deferred costs under a service contract without a substantive future economic benefit to the Company.

The following table details the special charges by segment for the nine months ended September 30, 2011:

Corporate Finance/Restructuring	$9,440
Forensic and Litigation Consulting	839
Economic Consulting	2,093

12,372
Unallocated Corporate	2,840

Total	$15,212

The total cash outflow associated with the 2010 special charges is expected to be $19.7 million, of which $19.2 million has been paid as of September 30, 2011. The total cash outflow associated with the 2011 special charges is expected to be $10.4 million, of which $3.8 million has been paid as of September 30, 2011. Of the remaining liability of $7.1 million at September 30, 2011, $2.7 million is expected to be paid during the remainder of 2011 and the balance of approximately $4.4 million is expected to be paid during 2012. A liability for the amounts to be paid is included in “Accounts payable, accrued expenses and other” on the Condensed Consolidated Balance Sheets. Activity related to the liability for these costs for the nine months ended September 30, 2011 is as follows:

	Employee Termination Costs	Lease Termination Costs	Total
Balances at January 1, 2011	$1,920	$2,762	$4,682
Additions	10,370	—	10,370
Payments	(5,111)	(2,646)	(7,757)
Foreign currency translation adjustment and other	(73)	(116)	(189)

Balances at September 30, 2011	$7,106	$—	$7,106

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

6. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income. The provision for doubtful accounts totaled $3.7 million and $9.5 million for the three and nine months ended September 30, 2011, respectively, and $2.6 million and $7.2 million for the three and nine months ended September 30, 2010, respectively.

7. Research and Development Costs

Research and development costs related to software development totaled $5.1 million and $16.9 million for the three and nine months ended September 30, 2011, respectively, and $8.1 million and $18.8 million for the three and nine months ended September 30, 2010, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Income.

8. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2011, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at September 30, 2011 was $816.1 million compared to a carrying value of $815.4 million. At December 31, 2010, the fair value of our long-term debt was $847.2 million compared to a carrying value of $810.8 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 7 3/4% senior notes due 2016 (“7 3/4% Senior Notes”), 6 3/4% senior notes due 2020 (“6 3/4% Senior Notes”) and Convertible Notes. The carrying value of long-term debt includes the $18.0 million equity component of our Convertible Notes which is recorded in “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

Derivative Financial Instruments

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt.

Accordingly, to achieve the desired mix of fixed and floating interest rate debt, we entered into four interest rate swap agreements in March 2011, which qualify and have been designated as fair value hedges. The interest rate swaps mature on October 1, 2016. Under the terms of the interest rate swaps, we receive interest on the $215.0 million notional amount of the 7 3/4% Senior Notes at a fixed rate of 7 3/4% and pay a variable rate of interest, based on LIBOR as the benchmark interest rate. For the three months ended September 30, 2011, our variable interest rate was 5.43%. The maturity, payment dates and other critical terms of these swaps exactly match those of the hedged 7 3/4% Senior Notes. These interest rate swaps qualified for hedge accounting using the short-cut method under ASC 815-20-25, Derivatives and Hedging (formerly SFAS No. 133), which assumes no hedge ineffectiveness. As a result, changes in the fair value of the interest rate swaps and changes in the fair value of the hedged debt were assumed to be equal and offsetting. As of September 30, 2011, the fair value of our interest rate swaps was an asset of $7.5 million, which is recorded in “Other assets” on the Condensed

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Consolidated Balance Sheets. The impact of effectively converting the interest rate of the 7 3/4% Senior Notes from fixed rate to variable rate decreased interest expense by $2.6 million for the nine months ended September 30, 2011 and $1.2 million for the three months ended September 30, 2011.

9. Acquisitions

In March 2011, we completed acquisitions of certain practices of LECG Corporation in Europe, the United States and Latin America with services relating to those provided through our Economic Consulting, Forensic and Litigation Consulting, and Corporate Finance/Restructuring segments. The acquisition-date fair value of the total consideration transferred is approximately $30.0 million, which consisted of $27.0 million of cash paid at the closings of these acquisitions, a portion of which is subject to certain working capital and other adjustments, and contingent consideration with an estimated fair value of $3.0 million. As part of the preliminary purchase price allocation, we recorded an aggregate of $24.1 million in accounts receivable, $6.3 million in identifiable intangible assets, $20.7 million of assumed liabilities and $15.0 million in goodwill. Aggregate acquisition-related costs of approximately $1.5 million have been recognized in earnings in 2011. Pro forma results of operations have not been presented because the acquisitions were not material in relation to our consolidated financial position or results of operations for the periods presented.

Certain acquisition-related restricted stock agreements entered into prior to January 1, 2009 contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During the nine months ended September 30, 2011, we paid $6.2 million in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in capital. We did not make any stock price guarantee payments during the three months ended September 30, 2011. Our remaining common stock price guarantee provisions have stock floor prices that range from $28.47 to $69.48 per share and have determination dates that range from 2012 to 2013.

10. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by business segment for the nine months ended September 30, 2011, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at January 1, 2011	$434,439	$197,234	$202,689	$117,960	$317,125	$1,269,447
Goodwill acquired during the period	2,154	976	11,884	—	—	15,014
Contingent consideration(1)	—	32	—	—	11,687	11,719
Foreign currency translation adjustment and other	(563)	(60)	(267)	18	371	(501)

Balances at September 30, 2011	$436,030	$198,182	$214,306	$117,978	$329,183	$1,295,679

(1)	Contingent consideration related to business combinations consummated prior to January 1, 2009.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $5.8 million and $16.8 million for the three and nine months ended September 30, 2011, respectively, and $6.3 million and $18.2 million for the three and nine months ended September 30, 2010, respectively. Based solely on the amortizable intangible assets recorded as of September 30, 2011, we estimate amortization expense to be $5.5 million during the remainder of 2011, $21.8 million in 2012, $20.1 million in 2013, $11.6 million in 2014, $10.7 million in 2015, $9.2 million in 2016 and $40.1 million in years after 2016. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation or other factors. During the nine months ended September 30, 2011, we wrote-off $26.5 million of fully amortized intangible assets related to our customer relationships, non-competition agreements, tradenames and contract backlog with a net book value of zero.

	Useful Life in Years	September 30, 2011		December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	1 to 15	$147,791	$48,595	$149,278	$46,146
Non-competition agreements	1 to 10	15,422	9,218	19,796	11,722
Software	5 to 6	33,300	19,677	37,700	19,536
Tradenames	1 to 5	—	—	9,610	9,610
Contract backlog	1	—	—	333	333

		196,513	77,490	216,717	87,347
Unamortized intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$202,113	$77,490	$222,317	$87,347

11. Long-Term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	September 30, 2011	December 31, 2010
7 3/4% senior notes due 2016(a)	$222,464	$215,000
6 3/4% senior notes due 2020	400,000	400,000
3 3/4% senior subordinated convertible notes due 2012(b)	145,491	141,515
Notes payable to former shareholders of acquired businesses	29,458	36,307

Total debt	797,413	792,822
Less current portion	151,949	7,307

Long-term debt, net of current portion	645,464	785,515

Total capital lease obligations	122	300
Less current portion	98	252

Capital lease obligations, net of current portion	24	48

Long-term debt and capital lease obligations, net of current portion	$645,488	$785,563

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

(a)	Balance includes a fair value hedge adjustment of $7.5 million relating to interest rate swaps entered into on March 9, 2011.

(b)	Balance includes $149.9 million principal amount of Convertible Notes net of discount of $4.5 million at September 30, 2011 and $8.4 million at December 31, 2010.

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

When the Convertible Notes are convertible at the option of the holder, they are classified as current on our Consolidated Balance Sheet. When the Convertible Notes are not convertible at the option of the holder, and the scheduled maturity is not within one year after the balance sheet date, they are classified as long-term. As of September 30, 2011, the Convertible Notes are classified as short-term given that the scheduled maturity is within one year of the balance sheet date.

6 3/4% Senior Notes Due 2020

On September 27, 2010, we issued $400.0 million in aggregate principal amount of 6 3/4% Senior Notes in a private offering (the “Offering”) that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6  3/4% Senior Notes were sold to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and non-U.S. persons outside the United States under Regulation S under the Securities Act. The net proceeds from the Offering were $390.4 million after deducting debt issuance costs. On March 25, 2011, the Company filed a Registration Statement on Form S-4 with the SEC to register the exchange offer of the 6 3/4% Senior Notes for publicly registered 6 3/4% Senior Notes with identical terms, which was declared effective on May 24, 2011. The Company completed the exchange offer of all outstanding 6 3/4% Senior Notes on June 24, 2011.

12. Commitments and Contingencies

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

13. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the nine months ended September 30, 2011, aggregate share-based awards granted included stock

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

options exercisable for up to 802,147 shares of common stock upon vesting, restricted stock awards of up to 451,611 shares of common stock upon vesting, restricted stock units equivalent to up to 378,209 shares of common stock upon vesting and 63,000 stock appreciation rights. The stock appreciation rights will be settled with cash upon vesting and exercise.

Total share-based compensation expense for the three and nine months ended September 30, 2011 and 2010 is detailed in the following table:

Income Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Direct cost of revenues	$4,111	$5,264	$19,932	$15,746
Selling, general and administrative expense	3,029	2,668	8,667	7,940
Special charges(a)	—	—	833	1,932

Total share-based compensation expense	$7,140	$7,932	$29,432	$25,618

(a)	Expense relates to accelerated recognition of compensation cost of share-based awards.

14. Stockholders’ Equity

Common Stock Repurchase Program

In November 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million (the “Repurchase Program”) and terminated the $50.0 million stock repurchase program authorized in February 2009. Also in November 2009, we entered into a collared accelerated stock buyback master confirmation agreement (the “Master Agreement”) with Goldman, Sachs & Co. (“Goldman Sachs”). Through December 31, 2010, we repurchased and retired 6,633,680 shares of our common stock with a value equivalent to approximately $290.6 million at the time of repurchase under the Repurchase Program, including a $250.0 million accelerated stock buyback transaction pursuant to a supplemental confirmation under the Master Agreement. As of December 31, 2010, a balance of $209.4 million remained available under the Repurchase Program to fund stock repurchases by the Company.

On March 2, 2011, we entered into a supplemental confirmation with Goldman Sachs for a $209.4 million accelerated stock buyback transaction (the “2011 ASB”), pursuant to the Master Agreement. On March 7, 2011, we paid $209.4 million to Goldman Sachs using available cash on hand and received 4,433,671 shares of FTI Consulting common stock, representing a majority of the total number of shares expected to be delivered pursuant to the 2011 ASB. On May 17, 2011, the Company received additional shares bringing the total number of shares of our common stock delivered pursuant to the 2011 ASB to 5,061,558 shares. As permitted by the Master Agreement and the 2011 ASB, on September 2, 2011, Goldman Sachs accelerated the termination date of the 2011 ASB which was to occur no later than December 2, 2011. On September 8, 2011, the Company received an additional 671,647 shares of FTI Consulting common stock, bringing the total number of shares of our common stock delivered pursuant to the 2011 ASB to 5,733,205. The repurchase of shares was accounted for as a share retirement resulting in a reduction of common stock issued and outstanding of 5,733,205 shares and a corresponding reduction in common stock and additional paid-in capital of $209.4 million. The completion of the 2011 ASB completed the Repurchase Program.

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

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, accretion of contingent consideration and special charges. Adjusted Segment EBITDA for 2010 has been presented in a consistent manner. Although Adjusted Segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use Adjusted Segment EBITDA to evaluate and compare the operating performance of our segments.

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Corporate Finance/Restructuring	$110,311	$109,736	$319,461	$338,298
Forensic and Litigation Consulting	99,064	84,023	275,345	243,455
Economic Consulting	95,662	59,417	264,401	191,276
Technology	56,972	42,721	165,137	128,885
Strategic Communications	51,793	50,243	151,711	143,299

Total revenues	$413,802	$346,140	$1,176,055	$1,045,213

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$28,350	$24,739	$61,443	$82,031
Forensic and Litigation Consulting	19,202	19,528	53,285	57,663
Economic Consulting	18,650	11,853	50,635	36,682
Technology	19,619	13,754	58,362	46,643
Strategic Communications	7,429	7,210	19,267	21,563

Total Adjusted Segment EBITDA	$93,250	$77,084	$242,992	$244,582

The table below reconciles Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Adjusted Segment EBITDA	$93,250	$77,084	$242,992	$244,582
Segment depreciation expense	(6,115)	(7,476)	(17,729)	(20,114)
Amortization of other intangible assets	(5,843)	(6,286)	(16,795)	(18,229)
Special charges	—	—	(15,212)	(29,356)
Accretion of contingent consideration	(944)	(179)	(2,539)	(179)
Unallocated corporate expenses, excluding special charges	(20,926)	(16,235)	(53,474)	(49,912)
Interest income and other	486	2,527	5,409	4,740
Interest expense	(14,319)	(11,904)	(44,129)	(34,600)
Loss on early extinguishment of debt	—	(5,161)	—	(5,161)

Income before income tax provision	$45,589	$32,370	$98,523	$91,771

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

Condensed Consolidating Balance Sheet Information as of September 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$57,930	$410	$69,890	$—	$128,230
Restricted cash	8,632	—	1,599	—	10,231
Accounts receivable, net	172,452	176,418	120,166	—	469,036
Intercompany receivables	133,156	509,991	66,338	(709,485)	—
Other current assets	26,413	14,782	28,811	—	70,006

Total current assets	398,583	701,601	286,804	(709,485)	677,503
Property and equipment, net	45,070	13,041	16,916	—	75,027
Goodwill	547,784	423,557	324,338	—	1,295,679
Other intangible assets, net	40,279	37,270	47,074	—	124,623
Investments in subsidiaries	1,492,271	524,135	—	(2,016,406)	—
Other assets	68,283	63,968	21,436	—	153,687

Total assets	$2,592,270	$1,763,572	$696,568	$(2,725,891)	$2,326,519

Liabilities
Intercompany payables	$529,628	$97,857	$82,000	$(709,485)	$—
Other current liabilities	275,148	106,377	64,561	—	446,086

Total current liabilities	804,776	204,234	146,561	(709,485)	446,086
Long-term debt, net	622,488	23,000	—	—	645,488
Other liabilities	113,237	44,107	25,832	—	183,176

Total liabilities	1,540,501	271,341	172,393	(709,485)	1,274,750
Stockholders’ equity	1,051,769	1,492,231	524,175	(2,016,406)	1,051,769

Total liabilities and stockholders’ equity	$2,592,270	$1,763,572	$696,568	$(2,725,891)	$2,326,519

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Balance Sheet Information as of December 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$292,738	$1,430	$90,402	$—	$384,570
Restricted cash	8,633	—	1,885	—	10,518
Accounts receivable, net	109,663	140,328	76,086	—	326,077
Intercompany receivables	51,702	495,306	96,160	(643,168)	—
Other current assets	28,374	15,533	25,910	—	69,817

Total current assets	491,110	652,597	290,443	(643,168)	790,982
Property and equipment, net	47,091	13,893	12,254	—	73,238
Goodwill	426,866	541,395	301,186	—	1,269,447
Other intangible assets, net	5,906	79,984	49,080	—	134,970
Investments in subsidiaries	1,618,032	512,070	—	(2,130,102)	—
Other assets	57,998	58,560	20,293	—	136,851

Total assets	$2,647,003	$1,858,499	$673,256	$(2,773,270)	$2,405,488

Liabilities
Intercompany payables	$488,860	$70,622	$83,686	$(643,168)	$—
Other current liabilities	132,765	103,983	49,554	—	286,302

Total current liabilities	621,625	174,605	133,240	(643,168)	286,302
Long-term debt, net	756,515	29,048	—	—	785,563
Other liabilities	101,257	39,813	24,947	—	166,017

Total liabilities	1,479,397	243,466	158,187	(643,168)	1,237,882
Stockholders’ equity	1,167,606	1,615,033	515,069	(2,130,102)	1,167,606

Total liabilities and stockholders’ equity	$2,647,003	$1,858,499	$673,256	$(2,773,270)	$2,405,488

Condensed Consolidating Statement of Income for the Three Months Ended September 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$157,053	$253,165	$103,795	$(100,211)	$413,802
Operating expenses
Direct cost of revenues	99,635	181,359	66,111	(97,130)	249,975
Selling, general and administrative expense	43,053	31,347	27,243	(3,081)	98,562
Amortization of other intangible assets	1,467	2,667	1,709	—	5,843

Operating income	12,898	37,792	8,732	—	59,422
Other (expense) income	(14,067)	(1,890)	2,124	—	(13,833)

Income (loss) before income tax provision	(1,169)	35,902	10,856	—	45,589
Income tax provision	209	15,082	859	—	16,150
Equity in net earnings of subsidiaries	30,817	(8,498)	—	(22,319)	—

Net income	$29,439	$12,322	$9,997	$(22,319)	$29,439

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Income for the Three Months Ended September 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$126,096	$284,454	$78,860	$(143,270)	$346,140
Operating expenses
Direct cost of revenues	74,811	221,606	51,209	(140,795)	206,831
Selling, general and administrative expense	36,458	34,287	17,845	(2,475)	86,115
Amortization of other intangible assets	698	3,912	1,676	—	6,286

Operating income	14,129	24,649	8,130	—	46,908
Other (expense) income	(15,134)	3,627	(3,031)	—	(14,538)

Income (loss) before income tax provision	(1,005)	28,276	5,099	—	32,370
Income tax provision (benefit)	(4,067)	12,949	3,324	—	12,206
Equity in net earnings of subsidiaries	17,102	1,497	2,168	(20,767)	—

Net income	$20,164	$16,824	$3,943	$(20,767)	$20,164

Condensed Consolidating Statement of Income for the Nine Months Ended September 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$427,804	$760,553	$284,186	$(296,488)	$1,176,055
Operating expenses
Direct cost of revenues	281,576	545,080	185,699	(288,452)	723,903
Selling, general and administrative expense	119,639	96,038	75,261	(8,036)	282,902
Special charges	8,561	228	6,423	—	15,212
Amortization of other intangible assets	2,346	9,526	4,923	—	16,795

Operating income	15,682	109,681	11,880	—	137,243
Other (expense) income	(39,747)	(1,333)	2,360	—	(38,720)

Income (loss) before income tax provision	(24,065)	108,348	14,240	—	98,523
Income tax (benefit) provision	(9,998)	45,216	(717)	—	34,501
Equity in net earnings of subsidiaries	78,089	(4,121)	—	(73,968)	—

Net income	$64,022	$59,011	$14,957	$(73,968)	$64,022

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Income for the Nine Months Ended September 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$388,355	$887,300	$225,294	$(455,736)	$1,045,213
Operating expenses
Direct cost of revenues	233,467	688,992	144,085	(448,904)	617,640
Selling, general and administrative expense	110,917	99,656	49,455	(6,832)	253,196
Special charges	17,669	10,842	845	—	29,356
Amortization of other intangible assets	2,118	11,933	4,178	—	18,229

Operating income	24,184	75,877	26,731	—	126,792
Other (expense) income	(35,584)	8,369	(7,806)	—	(35,021)

Income (loss) before income tax provision	(11,400)	84,246	18,925	—	91,771
Income tax provision	(4,788)	36,119	3,311	—	34,642
Equity in net earnings of subsidiaries	63,741	14,463	6,441	(84,645)	—

Net income	$57,129	$62,590	$22,055	$(84,645)	$57,129

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(18,645)	$77,208	$(11,715)	$46,848
Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(33,735)	—	(28,611)	(62,346)
Purchases of property and equipment	(7,644)	(10,210)	(6,741)	(24,595)
Other	(127)	—	—	(127)

Net cash used in investing activities	(41,506)	(10,210)	(35,352)	(87,068)

Financing activities
Borrowings under revolving line of credit	25,000	—	—	25,000
Payments under revolving line of credit	(25,000)	—	—	(25,000)
Payments of long-term debt and capital lease obligations	(6,806)	(161)	—	(6,967)
Net issuance of common stock and other	796	—	—	796
Purchase and retirement of common stock	(209,400)	—	—	(209,400)
Excess tax benefits from share-based compensation	198	—	—	198
Intercompany transfers	40,555	(67,857)	27,302	—

Net cash (used in) provided by financing activities	(174,657)	(68,018)	27,302	(215,373)

Effect of exchange rate changes on cash and cash equivalents	—	—	(747)	(747)

Net decrease in cash and cash equivalents	(234,808)	(1,020)	(20,512)	(256,340)
Cash and cash equivalents, beginning of period	292,738	1,430	90,402	384,570

Cash and cash equivalents, end of period	$57,930	$410	$69,890	$128,230

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$21,428	$80,032	$(5,594)	$95,866
Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(60,273)	—	—	(60,273)
Purchases of property and equipment and other	(5,907)	(6,338)	(3,055)	(15,300)
Proceeds from sale or maturity of short-term investments	15,000	—	—	15,000

Net cash used in investing activities	(51,180)	(6,338)	(3,055)	(60,573)

Financing activities
Borrowings under revolving line of credit	20,000	—	—	20,000
Payments of revolving linet of credit	(20,000)	—	—	(20,000)
Payments of long-term debt and capital lease obligations	(190,024)	(428)	—	(190,452)
Issuance of debt securities, net	391,647	—	—	391,647
Payments of debt financing fees	(2,843)	—	—	(2,843)
Purchase and retirement of common stock	(26,138)	—	—	(26,138)
Net issuance of common stock and other	5,046	—	—	5,046
Excess tax benefits from share-based compensation	761	—	—	761
Intercompany transfers	48,625	(72,148)	23,523	—

Net cash provided by (used in) financing activities	227,074	(72,576)	23,523	178,021

Effect of exchange rate changes on cash	—	—	(1,004)	(1,004)

Net increase in cash and cash equivalents	197,322	1,118	13,870	212,310
Cash and cash equivalents, beginning of period	60,720	665	57,487	118,872

Cash and cash equivalents, end of period	$258,042	$1,783	$71,357	$331,182

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2011 and 2010 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

Revision to Previously Reported Financial Information

During the third quarter of 2011, we conducted a re-examination of our accounting related to our Senior Managing Director Incentive Compensation Program and related agreements. The re-examination arose as part of a review of the treatment of unamortized compensation expense under the ICP in respect of two employees who retired during the quarter. As a result of this review, we revised our accounting to reflect an acceleration of expense related to certain forgivable loans and/or share-based awards and corrected the resulting immaterial error in our previously reported results for the six-months ended June 30, 2011 and for the annual reporting periods 2006 through 2010. As previously disclosed in the Current Report on Form 8-K that we filed with the Securities Exchange Commission on November 2, 2011, we are revising our previously reported financial information in the third quarter 2011 filing to reflect the impact of the correction of the immaterial error. We intend to revise our previously reported consolidated financial statements for certain comparative quarterly and annual periods through subsequent periodic filings.

The following table presents the impact of the correction of the immaterial error on earnings per share, Adjusted Earnings Per Diluted Share, Adjusted EBITDA and Adjusted Segment EBITDA for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	As Reported	Revision	As Revised	As Reported	Revision	As Revised
Earnings per common share—basic	$0.48	$(0.04)	$0.44	$1.34	$(0.09)	$1.25
Earnings per common share—diluted	$0.47	$(0.04)	$0.43	$1.28	$(0.09)	$1.19
Adjusted earnings per common share—diluted	$0.54	$(0.04)	$0.50	$1.73	$(0.10)	$1.63
Adjusted EBITDA	$65,026	$(2,876)	$62,150	$206,366	$(7,672)	$198,694

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$26,708	$(1,969)	$24,739	$87,404	$(5,373)	$82,031
Forensic and Litigation Consulting	20,189	(661)	19,528	59,319	(1,656)	57,663
Economic Consulting	11,932	(79)	11,853	36,905	(223)	36,682
Technology	13,908	(154)	13,754	47,026	(383)	46,643
Strategic Communications	7,223	(13)	7,210	21,600	(37)	21,563

Total Adjusted Segment EBITDA	$79,960	$(2,876)	$77,084	$252,254	$(7,672)	$244,582

BUSINESS OVERVIEW

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financings and credit issues and indebtedness, interim business management, forensic accounting and litigation services, mergers and acquisitions (“M&A”), antitrust and competition matters, electronic discovery (“e-discovery”), management and retrieval of electronically stored information, reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

We report financial results for the following five operating segments:

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of matters, such as restructuring (including bankruptcy), financings, claims management, M&A, post-acquisition integration, valuations, tax issues and performance improvement.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Revenues	$413,802	$346,140	$1,176,055	$1,045,213
Earnings per common share—diluted	$0.70	$0.43	$1.47	$1.19
Adjusted earnings per common share—diluted	$0.70	$0.50	$1.68	$1.63
Operating income	$59,422	$46,908	$137,243	$126,792
Adjusted EBITDA	$73,628	$62,150	$193,296	$198,694
Cash provided by operating activities	$59,672	$73,911	$46,848	$95,866
Total number of employees at September 30,	3,824	3,514	3,824	3,514

Third Quarter 2011 Executive Highlights

Revenues

Revenues for the quarter ended September 30, 2011 increased by 19.5%, or $67.7 million, to $413.8 million, compared to $346.1 million in the same prior year period, with approximately 10.1% of the increase due to organic growth and 8.4% due to acquisition growth. The remainder of approximately 1.1% is due to favorable currency translation related primarily to our UK based operations.

Our third quarter revenue results reflected growth in our Economic Consulting, Technology and FLC segments which included the impact from our acquisitions of several practices from LECG Corporation (“LECG”) at the end of March 2011. Our Corporate Finance/Restructuring segment saw growth in the communication, media and entertainment and healthcare practices, although the segment continues to be affected by a decline in restructuring activity compared to the prior year.

Adjusted EBITDA

Adjusted EBITDA, as previously defined, increased 18.5%, or $11.5 million, to $73.6 million, or 17.8% of revenues, compared to $62.2 million, or 18.0% of revenues, in the same prior year period. Adjusted EBITDA margins were impacted by strong revenue performance offset by the impact of integrating the acquired practices, investment in other senior professionals and the investment in our regional infrastructure. Adjusted EBITDA for the quarter ended September 30, 2010 included a charge of $1.4 million related to the Company’s decision to expense certain previously capitalized development efforts and prepaid software licensing costs for an offering that was replaced with alternative technologies.

Earnings per common share and adjusted earnings per common share - diluted

Earnings per diluted share for the three months ended September 30, 2011 were $0.70 compared to $0.43 in the same prior year period, which included a $5.2 million loss on early extinguishment of debt. Adjusted Earnings Per Diluted Share, as previously defined, for the three months ended September 30, 2011 were $0.70, compared to $0.50 in the same prior year period due to the improvement in the operating results described above and the impact of a reduction of 5.7 million shares outstanding as a result of our completion of a share repurchase program.

Cash provided by operating activities

Cash provided by operating activities for the three months ended September 30, 2011 was $59.7 million as compared to $73.9 million for the three months ended September 30, 2010. The decline was primarily a result of a shift in the relative mix of receivables towards clients and geographic regions that traditionally have longer billing and collection cycles. Overall, cash collections for the quarter were strong at approximately $383 million.

Headcount

Headcount of 3,824 at September 30, 2011 increased by 310, or 8.8%, compared to the same period a year ago primarily related to the approximate 200 professionals who joined the Company from LECG in the first quarter of 2011. Additionally, headcount increased most notably in our Economic Consulting and FLC segments, through hiring to support the growth of these segments. Headcount in the Corporate Finance/Restructuring segment decreased primarily due to the staff reductions made in 2011 to balance current demands with resource requirements.

Other strategic activities

On March 3, 2011, we announced that we had entered into a $209.4 million accelerated stock buyback transaction with Goldman, Sachs. On September 2, 2011, Goldman Sachs accelerated the termination date of the 2011 accelerated stock buyback transaction (“2011 ASB”) which was to occur no later than December 2, 2011. On September 8, 2011, we received an additional 671,647 shares bringing the total shares delivered pursuant to the 2011 ASB to 5,733,205 shares of FTI Consulting common stock for an average price per share of $36.52.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$110,311	$109,736	$319,461	$338,298
Forensic and Litigation Consulting	99,064	84,023	275,345	243,455
Economic Consulting	95,662	59,417	264,401	191,276
Technology	56,972	42,721	165,137	128,885
Strategic Communications	51,793	50,243	151,711	143,299

Total revenues	$413,802	$346,140	$1,176,055	$1,045,213

Operating income
Corporate Finance/Restructuring	$25,141	$21,798	$42,770	$68,135
Forensic and Litigation Consulting	17,581	17,751	47,746	46,898
Economic Consulting	17,469	10,998	45,565	27,079
Technology	14,662	7,480	44,026	25,544
Strategic Communications	5,495	5,116	13,449	13,989

Segment operating income	80,348	63,143	193,556	181,645
Unallocated corporate expenses	(20,926)	(16,235)	(56,313)	(54,853)

Total operating income	59,422	46,908	137,243	126,792

Other income (expense)
Interest income and other	486	2,527	5,409	4,740
Interest expense	(14,319)	(11,904)	(44,129)	(34,600)
Loss on early extinguishment of debt	—	(5,161)	—	(5,161)

	(13,833)	(14,538)	(38,720)	(35,021)

Income before income tax provision	45,589	32,370	98,523	91,771
Income tax provision	16,150	12,206	34,501	34,642

Net income	$29,439	$20,164	$64,022	$57,129

Earnings per common share—basic	$0.73	$0.44	$1.54	$1.25

Earnings per common share—diluted	$0.70	$0.43	$1.47	$1.19

Reconciliation of Total Operating Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Total operating income	$59,422	$46,908	$137,243	$126,792
Add back:
Depreciation and amortization	7,419	8,777	21,507	24,138
Amortization of other intangible assets	5,843	6,286	16,795	18,229
Accretion of contingent consideration	944	179	2,539	179
Special charges	—	—	15,212	29,356

Adjusted EBITDA	$73,628	$62,150	$193,296	$198,694

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Shares to Adjusted Earnings Per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$29,439	$20,164	$64,022	$57,129
Add back: Special charges, net of tax	—	—	9,285	17,549
Add back: Loss on early extinguishment of debt, net of tax	—	3,200	—	3,200

Adjusted Net Income	$29,439	$23,364	$73,307	$77,878

Earnings per common share—diluted	$0.70	$0.43	$1.47	$1.19

Adjusted earnings per common share—diluted	$0.70	$0.50	$1.68	$1.63

Weighted average number of common shares outstanding—diluted	42,267	46,981	43,671	47,890

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses increased $4.7 million, or 28.9%, to $20.9 million for the three months ended September 30, 2011, from $16.2 million for the three months ended September 30, 2010. The increase was primarily due to $2.4 million of higher performance-based compensation costs and $2.4 million of investment in regional infrastructure.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $2.0 million to $0.5 million for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010. The decrease is primarily due to a $2.9 million unfavorable impact from net foreign currency transaction gains and losses resulting from the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency, partially offset by equity in earnings of affiliates.

Interest expense

Interest expense increased $2.4 million to $14.3 million for the three months ended September 30, 2011 from $11.9 million for the three months ended September 30, 2010. The increase is due to additional senior debt from the issuance of $400.0 million aggregate principal amount of 6 3/4% senior notes due 2020 in the third quarter of 2010 and the loan notes issued as a portion of the consideration in connection with the business in Asia, which we acquired in August 2010. This increase was partially offset by a $1.2 million favorable impact of lower interest rates on interest rate swap agreements entered into in March 2011.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 35.4% for the three months ended September 30, 2011 as compared to 37.7% for the three months ended September 30, 2010. For the three months ended September 30, 2011, the effective tax rate was favorably impacted by lower taxes on foreign earnings and a discrete item recorded in the quarter for a change in estimate related to the prior year tax provision.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses increased $1.5 million, or 2.7%, to $56.3 million for the nine months ended September 30, 2011, from $55.0 million for the nine months ended September 30, 2010. Excluding the impact of special charges of $2.8 million recorded in the nine months ended September 30, 2011 and $4.9 million recorded in the nine months ended September 30, 2010, unallocated corporate expenses increased $3.6 million, or 7.1%, from the prior year. The increase was primarily due to $4.4 million of higher performance-based compensation costs, $4.1 million of regional infrastructure investment and $1.2 million related to global brand integration. These increases were partially offset by a $2.4 million increase in allocation of certain system development and support costs and a $2.3 million reclassification of certain personnel to operating segments.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $0.7 million to $5.4 million for the nine months ended September 30, 2011 from $4.7 million for the nine months ended September 30, 2010. This increase is primarily due to increased interest income and equity in earnings of affiliates in the current year partially offset by a $1.0 million unfavorable impact from net foreign currency transaction gains and losses resulting from the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency.

Interest expense

Interest expense increased $9.5 million to $44.1 million for the nine months ended September 30, 2011 from $34.6 million for the nine months ended September 30, 2010. The increase is due to additional senior debt from the issuance of $400.0 million aggregate principal amount of 6 3/4% senior notes due 2020 in the third quarter of 2010 and the loan notes issued as a portion of the consideration in connection with the business in Asia, which we acquired in August 2010. This increase was partially offset by a $2.6 million favorable impact of lower interest rates on interest rate swap agreements entered into in March 2011.

Special charges

During the nine months ended September 30, 2011, we recorded special charges of $15.2 million, of which $4.8 million was non-cash. The charges reflect actions we took to reduce senior management related overhead in connection with our realignment of our segment management on a global basis and to align our workforce with expected market trends. These actions included a reduction in workforce totaling 37 employees. The special charges consisted of:

•	$10.4 million of salary continuance and other contractual employee related costs associated with the reduction in workforce;

•	$2.0 million related to loan forgiveness and accelerated recognition of compensation cost of share-based awards related to the reduction in workforce; and

•	$2.8 million of deferred costs under a service contract without a substantive future economic benefit to the Company.

The following table details the special charges by segment and the decreases in headcount that resulted from the reduction in workforce during the nine months ended September 30, 2011:

	Special Charges	Total Headcount
(dollars in thousands)
Corporate Finance/Restructuring	$9,440	22
Forensic and Litigation Consulting	839	7
Economic Consulting	2,093	6

	12,372	35
Unallocated Corporate	2,840	2

Total	$15,212	37

During the nine months ended September 30, 2010, we recorded special charges totaling $29.4 million, primarily related to a realignment of our workforce and a consolidation of four office locations, of which $8.0 million was non-cash. The charges reflected actions we took to better align capacity with expected demand, to eliminate certain redundancies resulting from acquisitions and to provide for appropriate levels of administrative support. The special charges consisted of:

•

$18.5 million of salary continuance and other contractual employee related costs associated with the reduction in workforce of 144 employees, including reserves against employee advances, costs related to loan forgiveness and accelerated recognition of compensation cost of share-based awards;

•	$7.8 million of expense associated with lease terminations related to the consolidation of four office locations; and

•	$3.1 million of accelerated amortization related to a software solution which will no longer be utilized by the Company.

The following table details the special charges by segment and the decreases in headcount that resulted from the reduction in workforce during the nine months ended September 30, 2010:

	Special Charges	Total Headcount
(dollars in thousands)
Corporate Finance/Restructuring	$6,059	71
Forensic and Litigation Consulting	5,355	20
Economic Consulting	6,814	19
Technology	4,927	16
Strategic Communications	1,260	1

	24,415	127
Unallocated Corporate	4,941	17

Total	$29,356	144

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 35.0% for the nine months ended September 30, 2011 as compared to 37.7% for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the effective tax rate was favorably impacted by lower taxes on foreign earnings and tax benefits recognized for discrete items primarily related to the reversal of previously recognized deferred tax liabilities which are no longer required. In addition, our effective average U.S. state income tax rate was lower due to the mix of earnings by jurisdiction.

SEGMENT RESULTS

Adjusted Segment EBITDA

The following table reconciles segment operating income to Adjusted Segment EBITDA for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Segment operating income	$80,348	$63,143	$193,556	$181,645
Add back:
Depreciation and amortization	6,115	7,476	17,729	20,114
Amortization of other intangible assets	5,843	6,286	16,795	18,229
Accretion of contingent consideration	944	179	2,539	179
Special charges	—	—	12,373	24,415

Total Adjusted Segment EBITDA	$93,250	$77,084	$242,992	$244,582

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	711	740	711	740
Forensic and Litigation Consulting	872	799	872	799
Economic Consulting	424	292	424	292
Technology	284	248	284	248
Strategic Communications	590	579	590	579

Total revenue-generating professionals	2,881	2,658	2,881	2,658

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	75%	71%	70%	70%
Forensic and Litigation Consulting	69%	69%	69%	72%
Economic Consulting	85%	70%	86%	78%

Average billable rate per hour:(2)
Corporate Finance/Restructuring	$406	$421	$422	$440
Forensic and Litigation Consulting	331	338	331	327
Economic Consulting	487	481	486	472

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$110,311	$109,736	$319,461	$338,298

Operating expenses:
Direct cost of revenues	65,862	68,134	206,730	207,184
Selling, general and administrative expenses	17,801	17,909	56,175	52,050
Special charges	—	—	9,441	6,059
Amortization of other intangible assets	1,507	1,895	4,345	4,870

	85,170	87,938	276,691	270,163

Segment operating income	25,141	21,798	42,770	68,135
Add back:
Depreciation and amortization of intangible assets	2,354	2,770	6,962	7,666
Accretion of contingent consideration	855	171	2,270	171
Special charges	—	—	9,441	6,059

Adjusted Segment EBITDA	$28,350	$24,739	$61,443	$82,031

Gross profit(1)	$44,449	$41,602	$112,731	$131,114
Gross profit margin(2)	40.3%	37.9%	35.3%	38.8%
Adjusted Segment EBITDA as a percent of revenues	25.7%	22.5%	19.2%	24.2%
Number of revenue-generating professionals (at period end)	711	740	711	740
Utilization rates of billable professionals	75%	71%	70%	70%
Average billable rate per hour	$406	$421	$422	$440

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues increased $0.6 million, or 0.5%, to $110.3 million for the three months ended September 30, 2011 from $109.7 million for the three months ended September 30, 2010 with 0.7% growth from the estimated positive impact of foreign currency translation, primarily due to the strengthening of the British pound, Canadian dollar and the Euro relative to the U.S. dollar. Acquisition related revenue from the Asia practice acquired in the third quarter of 2010 and the European Tax Group from LECG acquired in the first quarter of 2011 totaled $4.1 million, or 3.7%. Organic revenue declined $4.2 million, or 3.9%, due to fewer consulting hours and lower average billable rates per hour in North America bankruptcy and restructuring practices along with lower volumes in the real estate practice. These declines were partially offset by higher communications, media and entertainment, healthcare and transaction advisory services revenues.

Gross profit increased $2.8 million, or 6.8%, to $44.4 million for the three months ended September 30, 2011 from $41.6 million for the three months ended September 30, 2010. Gross profit margin increased 2.4 percentage points to 40.3% for the three months ended September 30, 2011 from 37.9% for the three months ended September 30, 2010. The increase in gross profit margin is due to better utilization as a result of headcount reductions taken in 2010 and 2011 and reduced compensation expense as a result of the completion of the amortization periods of certain forgivable loan and equity awards, partially offset by lower pricing as the mix of business shifted from large core restructuring bankruptcy matters to middle market engagements and other subpractices.

SG&A expense decreased $0.1 million, or 0.6%, to $17.8 million for the three months ended September 30, 2011 from $17.9 million for the three months ended September 30, 2010. SG&A expense was

16.1% of revenue for the three months ended September 30, 2011, down from 16.3% for the three months ended September 30, 2010. The decrease in SG&A expense was primarily due to lower outside legal services and marketing expenses partially offset by higher overhead expenses related to the acquired practices. Bad debt expense was 0.5% of revenue for the three months ended September 30, 2011, compared to no bad debt for the three months ended September 30, 2010.

Amortization of other intangible assets decreased to $1.5 million for the three months ended September 30, 2011 from $1.9 million for the three months ended September 30, 2010.

Adjusted Segment EBITDA increased $3.6 million, or 14.6%, to $28.4 million for the three months ended September 30, 2011 from $24.7 million for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues decreased $18.8 million, or 5.6%, to $319.5 million for the nine months ended September 30, 2011 from $338.3 million for the nine months ended September 30, 2010 with 0.6% growth from the estimated positive impact of foreign currency translation, primarily due to the strengthening of the British pound, Canadian dollar and the Euro relative to the U.S. dollar. Acquisition related revenue from the Asia practice acquired in the third quarter of 2010 and the European Tax Group from LECG acquired in the first quarter of 2011 totaled was $18.0 million, or 5.3%. Organic revenue declined $38.9 million, or 11.5%, due to fewer consulting hours and lower average billable rates per hour as the demand for bankruptcy and restructuring services decreased in North America and Europe along with lower volumes in the real estate practice. These declines were partially offset by higher healthcare services revenues.

Gross profit decreased $18.4 million, or 14.0%, to $112.7 million for the nine months ended September 30, 2011 from $131.1 million for the nine months ended September 30, 2010. Gross profit margin decreased 3.5 percentage points to 35.3% for the nine months ended September 30, 2011 from 38.8% for the nine months ended September 30, 2010. The gross profit margin decline was primarily due to lower revenues from the higher margin bankruptcy and restructuring practices in North America and Europe, coupled with lower gross profit in the real estate practice. These declines were partially offset by improvements in healthcare services and from the acquired Asia practice.

SG&A expense increased $4.1 million, or 7.9%, to $56.2 million for the nine months ended September 30, 2011 from $52.1 million for the nine months ended September 30, 2010. SG&A expense was 17.6% of revenue for the nine months ended September 30, 2011, up from 15.4% for the nine months ended September 30, 2010. The increase in SG&A expense was due to overhead related to the acquired practices partially offset by lower marketing expenses. Bad debt expense was 0.3% of revenue for the nine months ended September 30, 2011, compared to 0.1% of revenue for the nine months ended September 30, 2010.

Amortization of other intangible assets decreased to $4.3 million for the nine months ended September 30, 2011 from $4.9 million for the nine months ended September 30, 2010.

Adjusted Segment EBITDA decreased $20.6 million, or 25.1%, to $61.4 million for the nine months ended September 30, 2011 from $82.0 million for the nine months ended September 30, 2010.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$99,064	$84,023	$275,345	$243,455

Operating expenses:
Direct cost of revenues	63,249	50,284	173,738	144,338
Selling, general and administrative expenses	17,569	15,019	51,170	43,934
Special charges	—	—	839	5,355
Amortization of other intangible assets	665	969	1,852	2,930

	81,483	66,272	227,599	196,557

Segment operating income	17,581	17,751	47,746	46,898
Add back:
Depreciation and amortization of intangible assets	1,532	1,769	4,431	5,402
Accretion of contingent consideration	89	8	269	8
Special charges	—	—	839	5,355

Adjusted Segment EBITDA	$19,202	$19,528	$53,285	$57,663

Gross profit(1)	$35,815	$33,739	$101,607	$99,117
Gross profit margin(2)	36.2%	40.2%	36.9%	40.7%
Adjusted Segment EBITDA as a percent of revenues	19.4%	23.2%	19.4%	23.7%
Number of revenue-generating professionals (at period end)	872	799	872	799
Utilization rates of billable professionals	69%	69%	69%	72%
Average billable rate per hour	$331	$338	$331	$327

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues increased $15.0 million, or 17.9%, to $99.1 million for the three months ended September 30, 2011 from $84.0 million for the three months ended September 30, 2010 with 0.7% growth from the estimated positive impact foreign currency translation, which was primarily due to the strengthening of the British pound and Brazilian real relative to the U.S. dollar. Revenue from the practices acquired from LECG in the first quarter of 2011 was $6.8 million, or 8.1%, primarily driven by the disputes and forensic accounting and environmental solution practices in North America. The organic revenue growth of $7.7 million, or 9.1%, was due to an increase in consulting hours and higher average billable rates per hour in the data analytics practice, more consulting hours in the North America construction solutions and greater demand in the Asia Pacific region for our construction solutions, global risk, forensic accounting and litigation support services. These improvements were partially offset by a decline in the core North America practice from lower average billable rates per hour.

Gross profit increased $2.1 million, or 6.2%, to $35.8 million for the three months ended September 30, 2011 from $33.7 million for the three months ended September 30, 2010. Gross profit margin decreased 4.0 percentage points to 36.2% for the three months ended September 30, 2011 from 40.2% for the three months ended September 30, 2010. The gross profit margin decline was due to increased headcount which offset higher consulting volume.

SG&A expense increased $2.6 million, or 17.0%, to $17.6 million for the three months ended September 30, 2011 from $15.0 million for the three months ended September 30, 2010. SG&A expense was 17.7% of revenue for the three months ended September 30, 2011, down from 17.9% for the three months ended September 30,

2010. The increase in SG&A expense was due to overhead expenses related to the acquired practices, increased facilities and information technology costs to support growing operations. Bad debt expense was 0.7% of revenues for the three months ended September 30, 2011 compared to 1.0% for the three months ended September 30, 2010.

Amortization of other intangible assets decreased to $0.7 million for the three months ended September 30, 2011 from $1.0 million for the three months ended September 30, 2010. The decrease in amortization of other intangible assets was due primarily to the timing of certain acquired intangible assets becoming fully amortized in 2010.

Adjusted Segment EBITDA decreased $0.3 million, or 1.7%, to $19.2 million for the three months ended September 30, 2011 from $19.5 million for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues increased $31.9 million, or 13.1%, to $275.3 million for the nine months ended September 30, 2011 from $243.5 million for the nine months ended September 30, 2010 with 0.8% growth from the estimated positive impact foreign currency translation, which was primarily due to the strengthening of the British pound and Brazilian real relative to the U.S. dollar. Revenue from the practices acquired from LECG in the first quarter of 2011 was $12.8 million, or 5.3%, primarily driven by the disputes and forensic accounting and environmental solution practices in North America. The organic revenue growth of $17.1 million, or 7.0%, was attributed to increases in demand for construction solutions, global risk, forensic accounting and litigation support services in the Asia Pacific and Europe, Middle East and Africa regions, an increase in consulting hours and higher average billable rates per hour in the data analytics practice and more consulting hours in the North America construction solutions practice. These improvements were partially offset by a decline in the core North America practice from lower average billable rates per hour.

Gross profit increased $2.5 million, or 2.5%, to $101.6 million for the nine months ended September 30, 2011 from $99.1 million for the nine months ended September 30, 2010. Gross profit margin decreased 3.8 percentage points to 36.9% for the nine months ended September 30, 2011 from 40.7% for the nine months ended September 30, 2010. The gross profit margin decline was due to lower utilization and increased headcount from investments in key practices which offset higher consulting volume.

SG&A expense increased $7.2 million, or 16.5%, to $51.2 million for the nine months ended September 30, 2011 from $43.9 million for the nine months ended September 30, 2010. SG&A expense was 18.6% of revenue for the nine months ended September 30, 2011, up from 18.0% for the nine months ended September 30, 2010. The increase in SG&A expense was due to overhead expenses related to the acquired practices, increased facilities and information technology costs to support growing operations. Bad debt expense was 0.9% of revenues for the nine months ended September 30, 2011 compared to 1.1% for the nine months ended September 30, 2010.

Amortization of other intangible assets decreased to $1.9 million for the nine months ended September 30, 2011 from $2.9 million for the nine months ended September 30, 2010. The decrease in amortization of other intangible assets was due primarily to the timing of certain acquired intangible assets becoming fully amortized in 2010.

Adjusted Segment EBITDA decreased $4.4 million, or 7.6%, to $53.3 million for the nine months ended September 30, 2011 from $57.7 million for the nine months ended September 30, 2010.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$95,662	$59,417	$264,401	$191,276

Operating expenses:
Direct cost of revenues	64,770	39,119	180,826	128,530
Selling, general and administrative expenses	12,922	9,000	34,823	27,933
Special charges	—	—	2,093	6,814
Amortization of other intangible assets	501	300	1,094	920

	78,193	48,419	218,836	164,197

Segment operating income	17,469	10,998	45,565	27,079
Add back:
Depreciation and amortization of intangible assets	1,181	855	2,977	2,789
Special charges	—	—	2,093	6,814

Adjusted Segment EBITDA	$18,650	$11,853	$50,635	$36,682

Gross profit(1)	$30,892	$20,298	$83,575	$62,746
Gross profit margin(2)	32.3%	34.2%	31.6%	32.8%
Adjusted Segment EBITDA as a percent of revenues	19.5%	19.9%	19.2%	19.2%
Number of revenue-generating professionals (at period end)	424	292	424	292
Utilization rates of billable professionals	85%	70%	86%	78%
Average billable rate per hour	$487	$481	$486	$472

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues increased $36.2 million, or 61.0%, to $95.7 million for the three months ended September 30, 2011 from $59.4 million for the three months ended September 30, 2010. Revenue from the competition policy, financial advisory, international arbitration, electric power and airline competition practices acquired from LECG in the first quarter of 2011 was $18.3 million, or 30.7%. Excluding the estimated positive impact of foreign currency translation, organic revenue growth was $17.7 million, or 29.9%, due to increased demand in antitrust and M&A, financial economics and the European international arbitration, regulatory and valuation practices compared to the three months ended September 30, 2010.

Gross profit increased $10.6 million, or 52.2%, to $30.9 million for the three months ended September 30, 2011 from $20.3 million for the three months ended September 30, 2010. Gross profit margin decreased to 32.3% for the three months ended September 30, 2011 from 34.2% for the three months ended September 30, 2010. The gross profit margin decline was attributed to higher variable compensation costs relative to 2010, despite higher utilization and higher average billable rates per hour.

SG&A expense increased $3.9 million, or 43.6%, to $12.9 million for the three months ended September 30, 2011 from $9.0 million for the three months ended September 30, 2010. SG&A expense was 13.5% of revenue for the three months ended September 30, 2011 compared to 15.1% for the three months ended September 30, 2010. The increase in SG&A expense was primarily due to overhead in the acquired practices and higher outside legal services costs. Bad debt expense was 2.1% of revenue for the three months ended September 30, 2011 compared to 2.9% of revenue for the three months ended September 30, 2010.

Amortization of other intangible assets increased to $0.5 million for the three months ended September 30, 2011 from $0.3 million for the three months ended September 30, 2010.

Adjusted Segment EBITDA increased $6.8 million, or 57.3%, to $18.7 million for the three months ended September 30, 2011 from $11.9 million for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues increased $73.1 million, or 38.2%, to $264.4 million for the nine months ended September 30, 2011 from $191.3 million for the nine months ended September 30, 2010. Revenue from the competition policy, financial advisory, international arbitration, electric power and airline competition practices acquired from LECG in the first quarter of 2011 was $37.3 million, or 19.5%. Excluding the estimated positive impact of foreign currency, organic revenue growth was $34.9 million, or 18.2%, due to increased demand in antitrust and M&A, financial economics, the international arbitration, regulatory and valuation practices compared to the nine months ended September 30, 2010.

Gross profit increased $20.8 million, or 33.2%, to $83.6 million for the nine months ended September 30, 2011 from $62.7 million for the nine months ended September 30, 2010. Gross profit margin decreased to 31.6% for the nine months ended September 30, 2011 from 32.8% for the nine months ended September 30, 2010. The gross profit margin decline was primarily due to increased variable compensation costs compared to the nine months ended September 30, 2010 despite higher utilization and higher average billable rates per hour.

SG&A expense increased $6.9 million, or 24.7%, to $34.8 million for the nine months ended September 30, 2011 from $27.9 million for the nine months ended September 30, 2010. SG&A expense was 13.2% of revenue for the nine months ended September 30, 2011 compared to 14.6% for the nine months ended September 30, 2010. The increase in SG&A expense was primarily due to overhead in the acquired practices. Bad debt expense was 1.7% of revenue for the nine months ended September 30, 2011 compared to 2.2% of revenue for the nine months ended September 30, 2010.

Amortization of other intangible assets increased to $1.1 million for the nine months ended September 30, 2011 from $0.9 million for the nine months ended September 30, 2010.

Adjusted Segment EBITDA increased $14.0 million, or 38.0%, to $50.6 million for the nine months ended September 30, 2011 from $36.7 million for the nine months ended September 30, 2010.

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Revenues	$56,972	$42,721	$165,137	$128,885

Operating expenses:
Direct cost of revenues	23,678	16,624	66,192	47,686
Selling, general and administrative expenses	16,657	16,785	48,990	45,081
Special charges	—	—	—	4,927
Amortization of other intangible assets	1,975	1,832	5,929	5,647

	42,310	35,241	121,111	103,341

Segment operating income	14,662	7,480	44,026	25,544
Add back:
Depreciation and amortization of intangible assets	4,957	6,274	14,336	16,172
Special charges	—	—	—	4,927

Adjusted Segment EBITDA	$19,619	$13,754	$58,362	$46,643

Gross profit(1)	$33,294	$26,097	$98,945	$81,199
Gross profit margin(2)	58.4%	61.1%	59.9%	63.0%
Adjusted Segment EBITDA as a percent of revenues	34.4%	32.2%	35.3%	36.2%
Number of revenue-generating professionals (at period end)(3)	284	248	284	248

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues increased $14.3 million, or 33.4%, to $57.0 million for the three months ended September 30, 2011 from $42.7 million for the three months ended September 30, 2010. Excluding the estimated positive impact of foreign currency translation, organic revenue growth of $14.3 million, or 33.2%, was due to increased revenues from our Acuity™ offering, unit based services and our consulting practice. Unit based revenues increased primarily due to greater demand for processing, hosting, and review services partially offset by lower per unit pricing and a change in the mix of offerings. Consulting revenues increased due to higher volumes from certain litigation matters.

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

Gross profit increased by $7.2 million, or 27.6%, to $33.3 million for the three months ended September 30, 2011 from $26.1 million for the three months ended September 30, 2010. Gross profit margin decreased 2.7 percentage points to 58.4% for the three months ended September 30, 2011 from 61.1% for the three months ended September 30, 2010. The gross profit margin decline was due to a change in the mix of revenue with higher third party costs related to an increase in certain litigation engagements relative to the three months ended September 30, 2010.

SG&A expense decreased $0.1 million, or 0.8%, to $16.7 million for the three months ended September 30, 2011 from $16.8 million for the three months ended September 30, 2010. SG&A expense was 29.2% of revenue for the three months ended September 30, 2011, down from 39.3% for the three months ended September 30, 2010. The decrease in SG&A expense was primarily due to lower personnel costs and higher capitalization of certain software development costs. Research and development expense for the three months ended September 30, 2010 included a charge of $2.8 million (of which $1.4 million was recorded to depreciation expense) related to the Company’s decision to expense certain previously capitalized development efforts and prepaid software licensing costs for an offering that was replaced with alternative technologies. Excluding this charge in the prior year, research and development expense of $5.1 million in the three months ended September 30, 2011 decreased by $0.2 million compared to $5.3 million in the three months ended September 30, 2010. Bad debt expense was 0.3% of revenues for the three months ended September 30, 2011 compared to no bad debt expense for the three months ended September 30, 2010.

Amortization of other intangible assets increased to $2.0 million for the three months ended September 30, 2011 from $1.8 million for the three months ended September 30, 2010.

Adjusted Segment EBITDA increased $5.9 million, or 42.6%, to $19.6 million for the three months ended September 30, 2011 from $13.8 million for the three months ended September 30, 2010. Excluding the $1.4 million charge in the prior year, Adjusted Segment EBITDA increased $4.5 million, or 29.6%, for the three months ended September 30, 2011 compared to $15.2 million for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues increased $36.3 million, or 28.1%, to $165.1 million for the nine months ended September 30, 2011 from $128.9 million for the nine months ended September 30, 2010. Excluding the estimated positive impact of foreign currency translation, organic revenue growth of $35.9 million, or 27.8%, was due to increased revenues from our Acuity™ offering, unit based services, consulting practice and product licensing. Unit based revenues increased primarily due to greater demand for hosting and review services partially offset by lower per unit pricing related to a change in the mix of offerings, and consulting revenues increased due to higher volumes from certain litigation matters.

Gross profit increased $17.7 million, or 21.9%, to $98.9 million for the nine months ended September 30, 2011 from $81.2 million for the nine months ended September 30, 2010. Gross profit margin decreased 3.1 percentage points to 59.9% for the nine months ended September 30, 2011 from 63.0% for the nine months ended September 30, 2010. The gross profit margin decline was due to a change in the mix of revenue due to higher third party costs related to an increase in certain litigation engagements relative to the nine months ended September 30, 2010.

SG&A expense increased $3.9 million, or 8.7%, to $49.0 million for the nine months ended September 30, 2011 from $45.1 million for the nine months ended September 30, 2010. SG&A expense was 29.7% of revenue for the nine months ended September 30, 2011, down from 35.0% for the nine months ended September 30, 2010. The increase in SG&A expense is primarily due to higher variable compensation and an increase in bad debt expense driven by fewer favorable resolution or collections on previously reserved items compared to the nine months ended September 30, 2010. Bad debt expense was 0.3% of revenues for the nine months ended September 30, 2011 compared to net recoveries of bad debt of $0.9 million for the nine months ended September 30, 2010. Research and development expense for the nine months ended September 30, 2010 included a charge of $2.8 million (of which $1.4 million was recorded to depreciation expense) related to the Company’s decision to expense certain previously capitalized development efforts and prepaid software licensing costs for an offering that was replaced with alternative technologies. Excluding this charge in the prior year, research and development expense for the nine months ended September 30, 2011 of $16.9 million increased by $0.9 million compared to $16.0 million for the nine months ended September 30, 2010.

Amortization of other intangible assets increased to $5.9 million for the nine months ended September 30, 2011 from $5.6 million for the nine months ended September 30, 2010.

Adjusted Segment EBITDA increased $11.7 million, or 25.1%, to $58.4 million for the nine months ended September 30, 2011 from $46.6 million for the nine months ended September 30, 2010. Excluding the $1.4 million charge in the prior year, Adjusted Segment EBITDA increased $10.3 million, or 21.5%, for the nine months ended September 30, 2011 compared to $48.0 million for the nine months ended September 30, 2010.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Revenues	$51,793	$50,243	$151,711	$143,299

Operating expenses:
Direct cost of revenues	32,415	32,670	96,415	89,902
Selling, general and administrative expenses	12,688	11,167	38,272	34,286
Special charges	—	—	—	1,260
Amortization of other intangible assets	1,195	1,290	3,575	3,862

	46,298	45,127	138,262	129,310

Segment operating income	5,495	5,116	13,449	13,989
Add back:
Depreciation and amortization of intangible assets	1,934	2,094	5,818	6,314
Special charges	—	—	—	1,260

Adjusted Segment EBITDA	$7,429	$7,210	$19,267	$21,563

Gross profit(1)	$19,378	$17,573	$55,296	$53,397
Gross profit margin(2)	37.4%	35.0%	36.4%	37.3%
Adjusted Segment EBITDA as a percent of revenues	14.3%	14.4%	12.7%	15.0%
Number of revenue-generating professionals (at period end)	590	579	590	579

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues increased $1.6 million, or 3.1%, to $51.8 million for the three months ended September 30, 2011 from $50.2 million for the three months ended September 30, 2010 with 4.2% growth from the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the Australian dollar, British pound and the Euro relative to the U.S. dollar. Organic revenue declined $0.5 million, or 1.1%, as economic pressures impacted client discretionary spending and capital markets activity resulting in lower project volumes and fees partially offset by higher retainer revenues.

Gross profit increased $1.8 million, or 10.3%, to $19.4 million for the three months ended September 30, 2011 from $17.6 million for the three months ended September 30, 2010. Gross profit margin increased 2.4 percentage points to 37.4% for the three months ended September 30, 2011 from 35.0% for the three months ended September 30, 2010. The increase in gross profit margin was primarily due to lower variable compensation costs.

SG&A expense increased $1.5 million, or 13.6%, to $12.7 million for the three months ended September 30, 2011 from $11.2 million for the three months ended September 30, 2010. SG&A expense was

24.5% of revenue for the three months ended September 30, 2011, up from 22.2% of revenue for the three months ended September 30, 2010. The increase in SG&A expense was primarily related to the estimated negative impact of foreign currency translation, higher facilities costs, marketing expenses and information technology costs to support operations. Bad debt expense was 0.4% of revenues for the three months ended September 30, 2011 compared to no bad debt expense for the three months ended September 30, 2010.

Amortization of other intangible assets decreased to $1.2 million for the three months ended September 30, 2011 from $1.3 million for the three months ended September 30, 2010.

Adjusted Segment EBITDA increased $0.2 million, or 3.0%, to $7.4 million for the three months ended September 30, 2011 from $7.2 million for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues increased $8.4 million, or 5.9%, to $151.7 million for the nine months ended September 30, 2011 from $143.3 million for the nine months ended September 30, 2010 with 4.6% growth from the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound, Australian dollar and the Euro relative to the U.S. dollar. Organic revenue grew $1.8 million, or 1.3%, due to an increase in retainer revenue partially offset by economic pressures impacting client discretionary spending and capital markets activity resulting in lower project income.

Gross profit increased $1.9 million, or 3.6%, to $55.3 million for the nine months ended September 30, 2011 from $53.4 million for the nine months ended September 30, 2010. Gross profit margin decreased 0.9 percentage points to 36.4% for the nine months ended September 30, 2011, from 37.3% for the nine months ended September 30, 2010. The gross profit margin decline was primarily due to competitive fee pressure on high margin project engagements.

SG&A expense increased by $4.0 million, or 11.6%, to $38.3 million for the nine months ended September 30, 2011 from $34.3 million for the nine months ended September 30, 2010. SG&A expense was 25.2% of revenue for the nine months ended September 30, 2011, up from 23.9% of revenue for the nine months ended September 30, 2010. The increase in SG&A expense was primarily related to the estimated negative impact of foreign currency translation, increased facilities and information technology costs to support operations. Bad debt expense was 0.7% of revenues for the nine months ended September 30, 2011 compared to 0.8% of revenues for the nine months ended September 30, 2010.

Amortization of other intangible assets decreased to $3.6 million for the nine months ended September 30, 2011 from $3.9 million for the nine months ended September 30, 2010.

Adjusted Segment EBITDA decreased $2.3 million, or 10.6%, to $19.3 million for the nine months ended September 30, 2011 from $21.6 million for the nine months ended September 30, 2010.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

	Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Net cash provided by operating activities	$46,848	$95,866
Net cash used in investing activities	(87,068)	(60,573)
Net cash (used in) provided by financing activities	(215,373)	178,021

We have generally financed our day-to-day operations, capital expenditures and acquisition-related contingent payments through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation and acquisition-related contingent payment amounts. Our operating cash flows generally exceed our cash needs subsequent to the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $46.8 million as compared to $95.9 million for the nine months ended September 30, 2010. Although revenues were significantly ahead of last year, the operating cash flow decline is due in part to slower receivable collections coupled with higher investments in certain key practices and programs. Our collection efforts relative to the prior year have been impacted by a shift in the mix of receivables toward clients and geographic regions that traditionally have longer billing and collection cycles.

Net cash used in investing activities for the nine months ended September 30, 2011 was $87.1 million as compared to $60.6 million for the nine months ended September 30, 2010. Payments for acquisitions of businesses were $62.3 million in the current year as compared to $60.3 million for the nine months ended September 30, 2010. Payments for acquisitions for the nine months ended September 30, 2011 included $25.7 million of payments, net of cash received, related to the acquisition of practices from LECG in the first quarter of 2011 and $36.6 million for payments for contingent consideration and purchase price adjustments related to prior year acquisitions. Payments for acquisitions for the nine months ended September 30, 2010 included $29.5 million of payments for businesses primarily located in Hong Kong acquired in the third quarter of 2010 and other non-U.S jurisdictions, including $8.6 million of cash held in escrow, payable upon final determination of the acquired working capital balance, and payments for contingent consideration and purchase price adjustments related to prior year acquisitions of $30.8 million. Capital expenditures were $24.6 million for the nine months ended September 30, 2011 as compared to $14.8 million for the nine months ended September 30, 2010. Capital expenditures in both 2011 and 2010 primarily related to leasehold improvements and the purchase of information technology equipment. In addition, the Company received $15.0 million from the maturity of short-term investments in the nine months ended September 30, 2010.

Net cash used in financing activities for the nine months ended September 30, 2011 was $215.4 million as compared to net cash provided by financing activities of $178.0 million for the nine months ended September 30, 2010. Our financing activities for the nine months ended September 30, 2011 included $209.4 million in cash used to repurchase and retire 5,733,205 million shares of the Company’s common stock pursuant to the 2011 ASB. Financing activities in the nine months ended September 30, 2010 included $391.6 million in proceeds from the issuance of the 6 3/4% senior notes due 2020, partially offset by cash outflows of $190.5 million for the repayment of long-term debt and $26.1 million for the purchase and retirement of common stock.

Capital Resources

As of September 30, 2011, our capital resources included $128.2 million of cash and cash equivalents and available borrowing capacity of $249.3 million under a $250.0 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of September 30, 2011, we had no outstanding indebtedness under our bank credit facility, however, $0.7 million of outstanding letters of credit reduced the availability of borrowing under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

Future Cash Needs

We anticipate that our future cash needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	funds required to compensate designated senior managing directors under our senior managing director incentive compensation program;

•	potential contingent consideration obligations and stock floor guarantees related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our businesses.

We currently anticipate aggregate capital expenditures will range between $4 million to $11 million to support our organization during the remainder of 2011, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of expenditures related to future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or information technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

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

In connection with our required adoption of the new accounting principles for business combinations, contingent consideration included in business combinations consummated subsequent to December 31, 2008 are recorded as liabilities on our consolidated balance sheet and re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent consideration accounted for under the new accounting principles for business combinations are $24.7 million at September 30, 2011.

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

When the Convertible Notes are convertible at the option of the holder, they are classified as current on our Consolidated Balance Sheet. When the Convertible Notes are not convertible at the option of the holder, and the scheduled maturity is not within one year after the balance sheet date, they are classified as long-term. As of September 30, 2011, the Convertible Notes are classified as short-term given that the scheduled maturity is within one year of the balance sheet date.

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

The Convertible Notes are registered securities. As of September 30, 2011, the Convertible Notes had a market price of $1,235 per $1,000 principal amount of Convertible Notes, compared to an estimated conversion value of approximately $1,178 per $1,000 principal amount of Convertible Notes. Because the Convertible Notes have historically traded at market prices above the estimated conversion values, we do not anticipate holders will elect to convert their Convertible Notes in the near future, if convertible, unless the value ratio should change. However, we believe we have adequate capital resources to fund potential conversions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving special purpose entities.

Future Contractual Obligations

There have been no significant changes in our future contractual obligations since December 31, 2010.

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $249.3 million of availability under our bank credit facility are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $128.2 million of cash and cash equivalents at September 30, 2011;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during the remainder of 2011 of about $4 million to $11 million;

•	funds required to satisfy potential contingent payments and other obligations in relation to our acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable loans;

•	funds required to satisfy conversion of the Convertible Notes; and

•	other known future contractual obligations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical and may appear under the headings “Part 1—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011, including the risks set forth under “Risks Related to Our Business Segments” and “Risks Related to Our Operations,” and the other documents we file with the SEC. When used in this quarterly report, words such as estimates, expects, anticipates, projects, plans, intends, believes, or forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. There can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

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

Equity Price Sensitivity

Certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the applicable stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. There are no determination dates remaining in 2011. The following table details by year the cash outflows that would result from the remaining stock price guarantee payments if, on the applicable determination dates, our common stock price was at $36.81 per share (our closing share price on September 30, 2011), 20% above or 20% below that price.

	2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $36.81 at September 30, 2011	$3,821	$4,566	$8,387
20% increase in share price	2,926	3,331	6,257
20% decrease in share price	4,717	5,800	10,517

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the third quarter ended September 30, 2011 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program(4)
July 1 through July 31, 2011	8	(1)	$36.05	—	$—
August 1 through August 31, 2011	3	(2)	$35.38	—	$—
September 1 through September 30, 2011	673	(3)	$36.52	672	$—

Total	684			672

(1)	Represents 8,116 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)	Represents 2,870 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)

Represents 671,647 shares purchased as part of the 2011 ASB (as defined in footnote (4) below) and 1,631 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

In November 2009, our Board of Directors authorized a two-year stock repurchase program of up to $500.0 million (the “Repurchase Program”) and terminated the $50.0 million stock repurchase program authorized in February 2009. As of December 31, 2010, a balance of $209.4 million remained available under the Repurchase Program to fund stock repurchases by the Company.

On March 2, 2011, we entered into a supplemental confirmation with Goldman Sachs for a $209.4 million accelerated stock buyback transaction (the “2011 ASB”), pursuant to the collared accelerated stock buyback master confirmation agreement dated November 9, 2009 between the Company and Goldman Sachs. On March 7, 2011, 4,433,671 shares of FTI Consulting common stock were repurchased pursuant to the 2011 ASB. On May 17, 2011, the Company received an additional 627,887 shares pursuant to the 2011 ASB. On September 2, 2011, Goldman Sachs accelerated the termination date of the 2011 ASB which was to occur no later than December 2, 2011. On September 8, 2011, the Company received an additional 671,647 shares bringing the total shares delivered pursuant to the 2011 ASB to 5,733,205 shares of FTI Consulting common stock. The completion of the 2011 ASB completed the Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101**	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended September 30, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

†	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)