Form 10-K
period 2011-12-31
FTI CONSULTING INC
filed 2012-02-24
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities Registered pursuant to Section 12(g) of the Act None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1.4 billion, based on the closing sales price of the registrant’s common stock on June 30, 2011.

The number of shares of registrant’s common stock outstanding on February 17, 2012 was 41,601,520.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our 2011 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2011

FTI CONSULTING, INC.

PART I

ITEM 1.	BUSINESS

Forward-Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical. Forward-looking statements often contain words such as estimate, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Annual Report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this report, including under the heading “Risk Factors” in Part I—Item 1A. They include risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including the following:

•	changes in demand for our services;

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;

•	our ability to make acquisitions and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to manage the risks associated with operating in non-United States markets;

•	our ability to replace senior managers and practice leaders who have highly specialized skills and experience;

•	our ability to identify suitable acquisition candidates, negotiate favorable terms and take advantage of opportunistic acquisition situations;

•	our ability to protect the confidentiality of internal and client data and confidential information;

•	legislation or judicial rulings, including rulings regarding data privacy and the discovery process;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition;

•

general economic factors, industry trends, restructuring and bankruptcy rates, legal or regulatory requirements, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control;

•	our ability to manage growth;

•	risk of non-payment of receivables;

•	the amount and terms of our outstanding indebtedness;

•	changes in accounting principles; and

•	risks relating to the obsolescence of, changes to, or the protection of, our proprietary software products and intellectual property rights.

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

When we use the terms “Company,” “FTI Consulting,” “we,” “us” and “our” we mean FTI Consulting, Inc., a Maryland corporation, and its consolidated subsidiaries.

Company Overview

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value in difficult and increasingly complex economic, legal and regulatory environments throughout the world. We operate through five business segments:

•	Corporate Finance/Restructuring;

•	Forensic and Litigation Consulting;

•	Economic Consulting;

•	Technology; and

•	Strategic Communications.

We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation matters, international arbitrations, mergers and acquisitions (M&A), antitrust and competition matters, electronic discovery (e-discovery) management and retrieval of electronically stored information, reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. We have expertise across our business segments in highly specialized industries, including real estate and construction, automotive, telecommunications, healthcare, energy and utilities, chemicals, banking, insurance, pharmaceuticals, retail, information technology and communications, and media and entertainment.

Our experienced professionals include many individuals who are widely recognized as experts in their respective fields. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms and local, state and national governments and agencies in the United States (U.S.) and other countries. In addition, major U.S. and international law firms refer us or engage us on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs.

In March 2011, we adopted a matrix organizational structure, which we believe appropriately emphasizes the global geography and industry drivers across our business segments. To implement that structure, we have organized our business segments within four geographic regions consisting of (i) the North America region, which is comprised of our 43 U.S. offices located in 20 states and two offices located in Toronto and Vancouver, Canada, (ii) the Latin America region, which is comprised of nine offices located in five countries—Argentina, Brazil, Colombia, Panama and Mexico, (iii) the Asia-Pacific region, which is comprised of 14 offices located in seven countries—Australia, China (including Hong Kong), India, Indonesia, Japan, the Philippines and Singapore, and (iv) the Europe, Middle East and Africa (EMEA) region, which is comprised of 24 offices located in ten countries—Belgium, France, Germany, Ireland, Qatar, Russia, Spain, South Africa, United Arab Emirates (UAE) and the United Kingdom (UK). The regional leader for each of the four geographic regions has responsibility for business development, supporting our professionals through regional administrative services, and sharing responsibility with segment leaders for the delivery of services across business segments and industry lines within such region. We will continue to present our Management Discussion and Analysis on a segment basis as the segment structure is the way that our chief operating decision makers primarily assess and manage business performance. In addition, our segment structure provides more detailed information regarding the key drivers of our business in relation to specific lines of business.

From December 31, 2010, we increased our number of revenue-generating professionals by approximately 7% to 2,849 as of December 31, 2011, and we increased our total number of employees by approximately 8% to 3,817 as of December 31, 2011.

Our Business Segments

We discuss our five business segments in greater detail below.

Corporate Finance/Restructuring

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, private equity sponsors, banks, lenders and other financing sources and creditor groups, as well as other parties-in-interest. We advise on a wide range of areas, including restructuring (including bankruptcy), interim management, financings, M&A, post-acquisition integration, valuations, tax issues and performance improvement. We also provide expert witness testimony, bankruptcy and insolvency litigation support and trustee and examiner services. We have particular expertise in the automotive, chemicals, communications, media and entertainment, energy and utilities, healthcare, real estate, hospitality, government/municipal, financial services and retail industries.

A number of factors affect the demand for our corporate finance/restructuring services, including general economic conditions, the availability of credit, leverage levels, lending activity, over-expansion of businesses, competition, M&A activity and management crises. The decrease in demand for restructuring (and bankruptcy) services that began in 2010 continued during 2011, primarily due to lower corporate default rates as a result of the availability of debt modifications prior to default and maturity and the increased availability of financing at lower interest rates and on more advantageous terms. In addition, our restructuring (bankruptcy) engagements have been affected by fewer large corporate bankruptcies and a shift to pre-planned/pre-packaged restructurings or bankruptcies, which limits the constituencies who have a need for advisory services. When demand for one or more of our corporate finance/restructuring services weakens, our objective is to manage utilization by shifting professionals to work on engagements in other service offerings or our other business segments, if possible.

In 2011, the services offered by our Corporate Finance/Restructuring segment included:

Restructuring and Turnaround Services. We provide advisory services to companies, creditors and other stakeholders of companies confronting liquidity problems, excessive leverage, underperformance, over-expansion or other business or financial issues. We lead and manage the financial aspects of in-court restructuring processes by offering services that help our clients assess the impact of a bankruptcy filing on their financial condition and operations. We help our clients right-size infrastructure, improve cash-flow and working capital management, sell non-core assets or business units and recapitalize. We also perform due diligence reviews, financial statements and cash flow and EBITDA analyses, prepare liquidity forecasts and financial projections, recommend credit alternatives, assist in determining optimal capital structure, monitor portfolios of assets, assess collateral, provide crisis credit and securitized transaction assistance, and negotiate loan covenant waivers and guide complex debt restructurings.

Bankruptcy Support Services. We provide critical services specific to court-supervised insolvency and bankruptcy proceedings. We represent underperforming companies that are debtors-in-possession, creditors’ committees and lenders. With a focus on minimizing disruption and rebuilding the business after an exit from bankruptcy or insolvency, we help clients accelerate a return to business as usual. We also work with creditors and other stakeholders to maximize recoveries from companies that have filed for bankruptcy or insolvency. Our services include bankruptcy preparation and reporting services, financial analysis in support of petitions and affiliated motions, strategies for monetizing a debtor’s assets, the discovery of unidentified assets and liabilities, and expert witness testimony. We also provide trustee, examiner and receiver services to preserve the value of assets and maximize recoveries.

Interim Management Services. Our seasoned professionals fill the void when client companies face leadership, financial or operational challenges. Our experienced and credentialed professionals assume executive officer level roles, providing the leadership and strategic decision making ability to maintain momentum, stabilize financial position and protect enterprise value, resolve regulatory compliance issues, build morale, establish credibility with stakeholders and provide critical continuity. Our professionals serve in the following interim executive and management roles: chief executive officer, chief operation officer, chief financial officer, chief restructuring officer, controller and treasurer.

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

Performance Improvement Services. Our Performance Improvement practice assists companies in developing and implementing programs designed to deliver accelerated value creation through increasing earnings and margins and improving cash flow. This is achieved by improving the underlying operational and financial metrics of a company by targeting specific drivers of margin growth leading to corresponding enterprise value enhancement. Our professionals achieve measurable, tangible improvement in areas such as revenue generation, finance organization optimization, operational process management, shared services & outsourcing, IT optimization, SG&A cost reduction, and working capital management. Our team has relevant skills across industries and helps companies and/or their equity sponsors with services such as outsourcing advisory services, complex merger integrations and carve-outs, business intelligence consulting and the reengineering of supply chains. Our performance improvement services represent high value-added and results oriented services marketed to our existing restructuring and transaction advisory clients as well as new clients.

Private Equity Sponsor Services. We help private equity sponsors and company management take proactive steps toward revitalizing businesses, achieving investment expectations and strengthening inexperienced management and weak leadership, by assisting in the development, modification and execution of business plans and offering unbiased assessments, thereby allowing a sponsor to minimize risks, maximize returns and focus on new opportunities. Our services include providing professionals to enhance management by supplementing the existing management team with turnaround specialists and other interim executives, performing due diligence and process improvement and implementation expertise, assisting with obtaining or modifying financing, providing credibility to support lender negotiations and credit concessions and a variety of other mission-critical services that may be key to a company’s survival.

Real Estate and Financial Advisory Practice. Our Real Estate and Financial Advisory practice has a dedicated focus on the real estate and finance industries and the capital markets that serve them. Our services are designed to create integrated financial, tax and real estate solutions for clients with real estate operations, assets or investments. We provide a range of real estate and financial advisory services including M&A, due diligence, valuation, lease consulting, financial outsourcing, IPO, real estate investment trust (REIT) tax structuring and compliance, executive compensation, master planning and development services, cost segregation and private client services. The practice represents public and private real estate entities including REITs, financial institutions, investment banks, opportunity funds, insurance companies, hedge funds, pension advisors and owners/developers.

In 2011, we expanded our presence in Europe by acquiring the former Bourne tax advisory practice of LECG Corporation, or LECG. Our Corporate Finance/Restructuring services are offered through a global network of 29 offices in ten countries. From December 31, 2010, we reduced the number of revenue-generating professionals in our Corporate Finance/Restructuring segment by approximately 5% to 692 professionals as of December 31, 2011, primarily through the reduction in workforce implemented in the second quarter of 2011.

Forensic and Litigation Consulting

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics and risk mitigation services. We assist our clients in all phases of government and regulatory investigations, inquiries and litigation, regardless of the subject matter of the proceeding or investigation, including pre-filing assessments, discovery, trial preparation, expert testimony, investigation and forensic accounting services. We have particular expertise in the automotive, construction, communications, media and entertainment, energy, healthcare, financial and insurance services and pharmaceutical industries. We have the capacity to provide our full array of services across jurisdiction around the world.

A number of factors affect the demand for our forensic and litigation consulting services, including the volume of large complex litigations, governmental and regulatory investigations, class action suits, business espionage and illegal or fraudulent activities. If demand weakens for a particular service offering, our objective is to manage utilization by shifting professionals to work on engagements of our other business segments, if possible.

In 2011, the services offered by our Forensic and Litigation Consulting segment included:

Forensic Accounting and Advisory Services. We combine investigative accounting and financial reporting skills with business and practical experience to provide forensic accounting and advisory services requested by boards of directors, audit committees, special litigation committees and other entities. We identify, collect, analyze and interpret financial and accounting data and information for accounting and financial reporting investigations, identify options, make recommendations and render opinions. We employ investigative skills, establish document and database controls, prepare analytical models, perform forensic accounting, present expert testimony and prepare written reports. We have particular expertise providing consulting assistance and expert witness services to securities counsel and their clients regarding inquiries and investigations initiated by the Division of Enforcement of the SEC. We perform anti-bribery and corruption risk assessments to help clients institute the necessary internal controls to comply with, and we investigate suspected violations of, the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws, including the U.K Anti-Bribery Act, the Organization for Economic Co-operation and Development (OECD) convention on combating bribery of foreign public officials in international business transactions, and the anti-corruption cross-debarment pact reached between the World Bank, the Inter-American Development Bank, the European Bank for Reconstruction and Development, the Asian Development Bank, and the African Development Bank Group.

Global Risk and Investigations Practice (GRIP). We have experience in complex factual and regulatory investigations combining teams of former federal prosecutors and regulators, law enforcement and intelligence officials, forensic accountants, industry specialists and computer forensic specialists. Our capabilities and services include white collar defense intelligence and investigations, complex commercial and financial investigations, business intelligence and investigative due diligence, FCPA and foreign anti-corruption investigations, political risk assessments, business risk assessments, fraud and forensic accounting investigations, computer forensics and electronics evidence, specialized fact-finding, domestic and international arbitration proceedings, asset searching and analysis, intellectual property and branding protection, anti-money laundering consulting and ethics and compliance program design. We help our clients navigate anti-bribery and corruption risk proactively (assessing and mitigating risk); reactively (responding to allegations with multidisciplinary investigation, forensic accounting and information preservation experts); and remediating and monitoring (designing and testing controls modifications, or pursuant to prosecutorial settlement agreements). Through our services we uncover actionable intelligence and perform value-added analysis to help our clients and other decision-makers address and mitigate risk, protect assets, remediate compliance deficiencies, make informed decisions and maximize opportunities.

Dispute Advisory Services. We provide pre-trial, in-trial and post-trial dispute advisory services, as well as dispute advisory services in a broad range of alternative dispute resolution forums, to help clients assess potential, threatened and pending claims resulting from complex events and transactions. We analyze records and information, including electronic information, to locate assets, trace flows of funds, identify illegal or fraudulent activity, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, quantify damages and prepare for trial or settlement. In many of our engagements we also act as an expert witness. Our services include:

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

Construction Services. Our construction services team offers a broad range of dispute resolution services to assist owners and contractors, and the law firms that advise them, to prevent, mitigate and resolve construction related disputes. We work with our clients to identify risks and help achieve a cost-effective, trouble-free project from planning to completion.

Financial and Data Enterprise Analysis (FEDA). Our structured data experts deliver strategic business solutions for clients requiring in-depth analysis of large, disparate sets of financial, operational and transactional data. Among the services offered are:

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

In addition, our professionals provide e-discovery, process consulting and project management, by assisting clients to manage the various phases of e-discovery, develop cost estimates to support excess burden claims, publish litigation holds, select e-discovery and information management technology and develop defensible and repeatable procedures for handling electronically stored information, or ESI. In addition, we provide strategic discovery advice to counsel and conduct system inventories to develop data map and provide expert testimony.

Compliance, Monitoring and Receivership. Our expert industry professionals provide full-scale assessments, process improvement and support services for compliance programs and in support of monitors and receivers. In matters involving the appointment of monitors, receivers or examiners by courts or regulators, our experts possess the necessary independence to monitor compliance with and the continuing effectiveness of the terms of settlements across many industries and professions. We have particular expertise in the banking and financial services industries and have the expertise to prepare and advise large financial institutions regarding the U.S. “living will” requirements, which state that large banks and financial institutions have a plan in place to explain how they would divide up their assets if they fail.

In 2011, we expanded our capabilities to advise financial institutions by acquiring the former financial institutions advisory services practice of LECG. Our Forensic Litigation and Consulting services are offered through a global network of 52 offices in 13 countries. From December 31, 2010, we increased the number of revenue-generating professionals in our Forensic and Litigation Consulting segment by approximately 6% to 852 professionals as of December 31, 2011.

Economic Consulting

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world. We deliver sophisticated economic analysis and modeling of issues arising in M&A transactions, complex antitrust litigation, commercial disputes, international arbitration, regulatory proceedings and a wide range of securities litigation. Our statistical and economic experts help clients analyze complex economic issues such as the economic impact of deregulation on a particular industry or the amount of damages suffered by a business as a result of particular events. We have deep industry experience in such areas as commercial and investment banking, telecommunications, media and entertainment, energy and electric power, transportation, healthcare, IT/Internet and pharmaceuticals. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex derivatives), competitive effects and intellectual property disputes. They also provide analyses and advice relating to antitrust and competition cases, regulatory proceedings, business valuations and public policy.

A number of factors affect the demand for our economic consulting services, including M&A activity (particularly large mergers of firms that are perceived to compete with each other in providing goods and services), general economic conditions, competition and governmental investigations.

In 2011, the services offered by our Economic Consulting segment included:

Antitrust and Competition Economics. We provide financial, economic and econometric consulting services to assist clients in public policy debates, and regulatory proceedings and litigation. We apply our models to complex data in order to evaluate the likely effects of transactions on prices, costs and competition. Our professionals are expert at analyzing and explaining the antitrust and competition impact of diverse transactions and proceedings relating to M&A, price fixing, monopolization and anti-competition, exclusionary conduct, bundling and tying, and predatory pricing. Our services include financial and economic analyses of policy, regulatory and litigation matters. We provide expert testimony and quantification of damages analyses for corporations, governments and public-sector entities in the U.S. and around the world.

Business Valuation. We provide business valuation and expert testimony services relating to traditional commercial disputes and other matters as diverse as transaction pricing and structuring, securities fraud, valuations for financial reporting, tax and regulatory compliance, solvency issues and fraudulent transfers, post-acquisition M&A disputes and transactions and disputes between shareholders.

Intellectual Property. We help clients understand and maximize the value of their intangible business assets. We calculate losses from intellectual property (IP) infringement, apply econometrics to develop pricing structures for IP valuation and licensing, manage the purchase or sale of IP assets, negotiate with tax authorities and determine IP-related losses in legal disputes and arbitrations.

International Arbitration. Our international arbitration practice works with companies, governments and members of the international bar to provide independent advice and expert testimony, relating to valuation and damages in a wide variety of commercial and treaty disputes before international arbitration tribunals, including London, Washington D.C., Stockholm, Paris, Geneva and Dubai.

Labor and Employment. We prepare economic and statistical analyses for clients facing disputes relating to wage and hour issues, class-action, class certification, lost earnings and discrimination. Our experienced labor and employment team provide statistical analyses of data and damage exposure, review and rebut expert reports, calculate the economic value of a claim, and determine if the purported class in labor/employment litigation meets legal requirements for certification.

Public Policy. We advise clients regarding the impact of legislation and political considerations on industries and commercial transactions. Our services include financial and economic analyses of policy and regulatory matters, including the effect of regulations on the environment, taxation and other matters on competitiveness, comparative analyses of proposed policy alternatives, division of responsibilities of federal and local regulators, the effects of regulations on risk sharing among constituencies or geographies and analyses of unintended consequences.

Regulated Industries. Our regulated industries practice advises major network and regulated industry participants on pricing, valuation, risk management and strategic and tactical challenges. We also advise clients on the transition of regulated industries to more competitive environments. We have extensive regulated industry expertise in telecommunications, healthcare and life sciences, railroad, airline and pipeline transportation, energy, electric power and transmission and financial services and trading.

Securities Litigation and Risk Management. Our professionals apply economic theory and econometrics to advise clients and testify on issues relating to securities fraud, insider trading, initial public offering (IPO) allocations, market efficiency, market manipulation and other forms of securities litigation. We also evaluate the risks of financial products such as derivatives, securitized products, collateralized obligations, special purpose entities and structured financial instruments and transactions.

Energy Solutions. Our energy solutions practice advises clients regarding business issues related to regulatory frameworks, transactions, restructurings, contractual disputes and litigation in the gas, oil and electric power sectors.

In 2011, we expanded our capabilities in international arbitration, our airline industry expertise, and our EU competition policy practice, by acquiring the former international arbitration, airline competition and European competition policy practices of LECG. Our Economic Consulting services are offered through a global network of 19 offices in eight countries. From December 31, 2010, we increased the number of revenue-generating professionals in our Economic Consulting segment by approximately 46% to 433 professionals as of December 31, 2011.

Technology

Our Technology segment is a leading e-discovery and information management consulting, software and service provider. We provide software services and discovery consulting to companies, law firms, courts and government agencies worldwide. We assist clients with internal, regulatory and global investigations, early case assessment, litigation and joint defense, antitrust and competition investigations, including “second requests” under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act, and the secure management, analysis and use of critical corporate information. We provide a comprehensive suite of software and services to help clients locate, review and produce ESI, including e-mail, computer files, voicemail, instant messaging, and financial and transactional data.

Our proprietary Ringtail® software and AcuityTM offering are used for e-discovery and document review, including litigation support and secure information management. Ringtail® is also used in transactional settings to support information “deal rooms” and M&A activity. Our Ringtail® technology is designed to ensure quality, reduce risk, increase productivity and support cost-effective review, preparation and production of ESI. AcuityTM is an integrated legal review offering that reduces the cost and complexity of e-discovery. AcuityTM provides processing through production e-discovery workflow, including document review, at a single, predictable price and in a collaborative manner that integrates the client, counsel and service provider.

Our e-discovery software can be deployed either on-premises by the company, law firm, government agency or other client, or on-demand as a hosted solution through FTI Consulting or its network of third-party service providers. This hybrid deployment capability helps clients scale to the unique demands of their individual case requirements while maintaining a consistent and cost-effective e-discovery process.

A number of factors affect the demand for our technology services, including competing services and products, price and the number of large complex litigations, class action proceedings, M&A activity and governmental and internal investigations.

In 2011, the software and services offered by our Technology segment included:

Computer Forensics and Investigations. We design and implement defensible strategies to forensically collect and analyze data. We understand the intricacies and implications of company data under legal scrutiny, and the international protection and privacy issues that apply to electronic documents. Our service offerings include:

•

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

•

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

•	Early Case Assessments. Our Technology segment offers a flexible and customizable set of early case assessment tools and services to help companies and their legal teams evaluate each case.

•

Global Investigations. Investigations can range widely, including those relating to whistleblower allegations, government inquiries and subpoenas, corporate due diligence, FCPA violations and financial fraud. Often, the only consistent requirements across investigations are short response times and an urgent need to keep sensitive data secure. Other increasingly common variables, such as foreign data privacy laws and high data volumes, create significant challenges for companies to conduct investigations in a defensible and secure manner. In response, in 2010, we introduced FTI Consulting InvestigateTM, which combines our industry-leading software and expert forensic investigations to deliver a quick understanding of the case facts, secure control of sensitive data and defensible preservation and review strategies in compliance with local data privacy laws.

Discovery Consulting. We plan, design and manage discovery approaches and projects to maximize responsiveness and minimize costs and risks. Our professionals consult on a wide-range of legal, regulatory and investigative situations and the discovery project capabilities span a broad spectrum of size and complexity. Our professionals work as an extension of our clients and their advisors to establish immediate solutions and best practices. Our professionals identify, forensically collect and analyze data, oversee processing, review and production of data, manage the discovery lifecycle from identification through production, advise outside and in-house counsels, prepare cost estimates to support excess burden claims, provide expert testimony, develop repeatable and cross matter procedures for legal departments and conduct corporate system inventories to develop sustainable data maps.

E-Discovery Software and Services. We offer software and services designed to lower the total cost of e-discovery and, in particular, the most costly component of the process, document review. Our AcuityTM document review offering provides clients with an integrated and comprehensive suite of e-discovery services and software, which includes document review and is delivered at a fixed price. Our Ringtail® software incorporates leading-edge concept and visual analytics technology to increase the accuracy and speed of document reviewers during litigation, investigations and regulatory inquiries. Our software products and services include the following e-discovery capabilities:

•

Data Acquisition and Conversion. Ringtail® provides clients with advanced e-discovery and analysis techniques, as well as native format data processing services. These services can quickly extract e-mail and other data from a number of sources and provide the data in the client’s specified format. Data can be delivered for use in the client’s Ringtail® on-premise system or hosted in a Ringtail® on-demand environment by FTI Consulting or an FTI Consulting service provider.

•

Data Culling. FTI Consulting provides de-duplication and near-duplication detection services for Ringtail® on-demand clients to help reduce the document set prior to review. In some cases, Ringtail® incorporates third party software to provide these solutions. On premises clients use our Workbench product to automate the process of preparing electronic content for review. Workbench includes patented suppression and de-duplication technology along with other features to help clients manage and reduce larger data sets.

•

Data Review and Analysis. Our Ringtail® product is a scalable and configurable web-centric platform that facilitates rapid review and coding of documents. Clients can install Ringtail® on their own servers or quickly launch a case from dedicated FTI Consulting or third party servers. Ringtail® provides multi-lingual support as one of the distinctive aspects of its capabilities. Ringtail’s® document mapper interface groups similar documents together to help reviewers make faster and more accurate document decisions. Document mapper is a component of the Ringtail® analytics module, which provides clients with advanced methods to review and organize large sets of data during legal, investigative and regulatory events.

•	Data Production. Ringtail® has the power and flexibility to scale and meet large and small document production needs and produce documents in all electronic formats for its clients.

Our Technology services are offered through a global network of 21 offices in four countries. From December 31, 2010, we increased the number of revenue-generating professionals in our Technology segment by approximately 13% to 290 professionals as of December 31, 2011.

Strategic Communications

We provide advice and consulting services relating to financial and corporate communications and investor relations, reputation management and brand communications, public affairs, business consulting and digital design and marketing. We believe our integrated offering, which includes a broad scope of services, diverse sector coverage and global reach, is unique and distinguishes us from other strategic communications consultancies.

A number of factors affect the demand for the practices and services of our strategic communications segment, including M&A activity, public stock offerings, business crises and governmental legislation and regulation. During 2011, demand for our strategic communications services continued the improvement that began in 2010 following the 2008/2009 recession, primarily due to companies across the world experiencing critical reputational issues often in more challenging economic conditions that required highly specialized communications support. Demand, however, continued to be affected by weakness in the markets for M&A, stock offerings and capital market transactions and a slow recovery of discretionary spending by companies’ on such services as branding, communications, marketing and media and investor relations.

In 2011, the services provided by our Strategic Communications segment included:

Financial Communications. We specialize in advising clients on their communications to investors and other financial audiences to help them achieve fair valuations in capital markets through ongoing investor relations advice and support and strategic consulting on issues that can impact enterprise value. We provide advice on M&A communications, investment positioning, corporate governance and disclosure policy, strategic boardroom and investor issues, capital markets intelligence, research and analysis of shareholder demographics, investor targeting, institutional investor and financial analyst meetings, investor perception audits, financial news and calendar management, peer monitoring and initial public offering communications. We also advise clients in situations that present threats to their valuation and reputation with investors such as proxy contests, financial restatements, shareholder activism, unplanned management changes and other crises.

Corporate Communications. We provide solutions to our clients’ mission critical communications needs. Our services include, business-to-business communications consultancy, thought leadership consultancy, consumer and business-to-business brands building, including corporate brand positioning advice, strategic media relations and marketing advice, employee engagement and change communications, media and presentation coaching, qualitative and quantitative research, sponsorship consultancy and launch and event management. Our business-to-business communications help companies develop a differentiated business identity and narrative. Our media relations services integrate traditional and digital media. We advise and assist clients with respect to financial, business and trade media programs, broadcast placement, market commentary, executive visibility, regional media programs, editorial placement, media monitoring, intelligence gathering and online media programs. We provide advice and services for internal communications in connection with important strategic initiatives such as identity design, re-branding, culture change, restructuring, facility closures, workforce rationalization and mergers and takeovers. We also provide training courses aimed at directors and senior management in media communications, executive presentation, speech writing and conference management and facilitation. Our special situations communications practice works in collaboration with practitioners in our other disciplines such as financial communications and investor relations, corporate communications and public and regulatory affairs to offer an integrated consultancy service to clients that are facing critical issues such as bankruptcy/restructuring, M&A, regulatory investigations, litigation and unplanned management turnover. We believe our offerings in this area provide a unique ability to handle complex cross-border multi-stakeholder communications programs.

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

Creative Engagement. Our design and marketing teams specialize in brand identity development, website development, advertising and using new digital media channels to enhance the impact of traditional communications and marketing channels. We help clients with print and digital communications with a focus on corporate identity, website development, advertising, interactive marketing campaigns, video and animation, brochures, fact sheets, testimonials and other marketing materials and annual report development. Our social media experts work with clients to indentify and engage stakeholders through the most appropriate and useful paid and non-paid social and digital media outlets. Corporate social responsibility (CSR) is one of the most powerful drivers of business culture and brand value. We help clients develop creative and multi-dimensional CSR campaigns to assure they are aligned with business objectives, brand position and the needs of all stakeholders. Our approach includes defining corporate and brand positioning, surveying the audience to gauge social sentiments and needs, selecting a program that resonates with the marketplace, building the communications plan, launching the initiative for maximum visibility and evaluating the success of the program.

Strategy Consulting and Research. Our strategic business consulting practice helps solve and manage business problems that companies face. Our services include business plan development, market sizing and discovery research, marketing segmentation research and analysis, change management counsel, surveys and polling. Our dedicated research group works with professionals from across our practices and other disciplines, including public relations, investor relations and public affairs, to conduct customized research to identify perceptions, trends and opportunities within key stakeholder audiences. Our research services include reputation benchmarking, peer analysis, benchmarking and financial market valuations, brand awareness studies and brand extension audits, including customer focus groups, shareholder analysis and investor targeting, consumer trend analysis, public opinion polling and policymaker perception audits.

Our Strategic Communications services are offered through a global network of 30 offices in 16 countries. From December 31, 2010, the number of revenue-generating professionals in our Strategic Communications segment decreased by one to 582 professionals as of December 31, 2011.

Our Industry Specializations

We employ professionals expert in a broad range of industries within our business segments. These professionals provide a wide array of services across our business segments that address the strategic, reputational, financial, regulatory and legal needs of specific industries. We advise domestic and international organizations and companies in specific industries on such matters as turnaround and restructuring, conflict resolution, regulations and the resolution of conflicting regulatory frameworks, contractual disputes, litigation and proceeds and expert testimony. We also provide interim management services staffed with professionals with experience in the relevant industry. In addition, we furnish strategic communications services to industries across all the disciplines, from capital markets to investor relations. The major industries we service include, banking and financial, energy, healthcare, media and entertainment, and pharmaceutical and life sciences.

Our Business Drivers

Factors that drive demand for our services include:

•

Financial Markets and the Economy. Rapidly changing financial markets and the strength of the economy, credit and financing availability, terms and conditions, the willingness of financial institutions to provide debt modifications or relief, corporate debt levels, default rates and capital market transactions, including M&A transactions, drive demand for certain of the Company’s service offerings. Demand for our restructuring, bankruptcy, turnaround and related services typically weakens, and our engagements shift to more middle market transactions, in a recovering or strong economy, as credit markets ease and debt relief or modifications become more available. Demand for our restructuring, bankruptcy, turnaround and related services is higher when companies face covenant compliance and similar problems that make it difficult to amend existing facilities or refinance without incurring substantial costs and significantly more restrictive terms; and tightening credit markets force companies and lenders into more frequent negotiations as borrowers experience covenant or liquidity issues and lenders express greater concern over protecting their positions.

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

•

Financial Fraud and Reform. The pace at which alleged and actual fraudulent activities are investigated or come to light may put significant strain on the resources of law enforcement and other agencies. As a result, outside resources have increasingly been engaged to help law enforcement and prosecutors identify and recover illegal financial and other benefits and prosecute the perpetrators. We believe that the investigation of financial frauds and the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act could continue to drive demand for forensic accounting investigative skills like those offered by our Forensic and Litigation Consulting segment and e-discovery tools like those offered by our Technology segment.

•

M&A Activity. The overall strength of the economy and M&A activity are important drivers for our businesses. In a weak economy and during periods of decreased M&A activity, we experience weaker demand for our economic consulting experts and our forensic and litigation consulting and transaction advisory services offered by our Corporate Finance/Restructuring segment, as transactions are delayed or abandoned and fewer transactions come to fruition. However, companies may need our services if transactions are renegotiated, or transactions that have been completed do not perform as expected. In times of strong economic growth and increased M&A activity, companies and regulators engage our Economic Consulting segment for advice on issues such as antitrust regulations and enforcement and intellectual property matters. M&A clients employ our Corporate Finance/Restructuring segment for services such as due diligence investigations, asset valuations and financing advice. Our Economic Consulting professionals in the U.S. and EMEA provide antitrust/competition and expert advisory services globally for large and multi-national M&A transactions. M&A clients also utilize our Strategic Communications segment for services such as public relations, media and investor communications.

•

Litigation and Disputes. The volume of litigation and business disputes, the complexity of the issues presented, and the amount of potential damages and penalties drive demand for the services offered by our Forensic and Litigation Consulting, Technology and Economic Consulting segments. Law firms and their clients as well as government regulators and other interested third parties rely on independent outside resources to evaluate claims, facilitate discovery, assess damages, provide expert reports and testimony, manage the pre-trial and in-trial process and effectively present evidence.

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

•

Multinational Firms and Changes in Non-U.S. Markets. The growth of multinational firms and global consolidation can precipitate increased antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, government regulation and corporate restructuring activities. These developments help drive demand for the services offered by our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting and Technology segments. The need to store, retrieve and transmit data among different jurisdictions that have different languages, privacy and other laws also drives demand for the services offered by our Technology segment. Multinational firms also need to establish global branding, investor relations and communications strategies, which drive demand for our communications services.

•

Growth of Companies in the Developing World. Growth companies in the developing world that access markets in developed countries recognize that the need for capital and compliance with the regulatory and other requirements of multiple countries necessitate expert advice and services, which drives demand for the services of our Corporate Finance/Restructuring, Economic Consulting and Strategic Communications segments.

Our Competitive Strengths

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, our ability to staff multiple significant engagements across disciplines and industries in multiple locations, and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•

Preeminent Practices and Professionals. We believe that our business segments include some of the preeminent practices and professionals in our industry today. The Deal Pipeline bankruptcy league tables published in December 2011, ranked our Corporate Finance/Restructuring segment as the number one crisis management firm based on the number of active bankruptcy cases as of September 30, 2011. In November 2011, Mergermarket ranked our Strategic Communications segment at the top of the UK and Asia-Pacific league tables as the most active public relations adviser on M&A advisory transactions by volume and value for the first three quarters of 2011. In January 2012, Mergermarket ranked our Strategic Communications segment as the global leader of M&A communications advisory firms by volume for 2011. Our Economic Consulting segment includes six former chief economists of the Antitrust Division of the Department of Justice, one former chief economist of the Federal Trade Commission, two former chief economists of the Federal Communications Commission, and two former chief economists of the Securities and Exchange Commission, as well as access to numerous other high-profile academic consultants, including three Nobel Prize winners.

•

Diversified Revenue Sources. We believe we offer a diversified portfolio of services, which we have organized into five business segments. In 2011, we expanded the capabilities of our Economic Consulting segment with respect to international arbitration and expertise in the airline industry by acquiring the former international arbitration, airline competition and competition policy practices of LECG with offices in Latin America, France and Spain. We expanded the capabilities of our Corporate Finance/Restructuring segment and expanded our capabilities to advise financial institutions by acquiring the former tax consultancy group and the former financial institutions advisory services practice of LECG. We also expanded operations in India and Indonesia by opening local offices. We have organized our business segments within four geographic regions consisting of (i) the North America region, which is comprised of our 43 U.S. offices located in 20 states and two offices located in Toronto and Vancouver, Canada, (ii) the Latin America region, which is comprised of nine offices located in five countries—Argentina, Brazil, Colombia, Panama and Mexico, (iii) the Asia-Pacific region, which is comprised of 14 offices located in seven countries—Australia, China (including Hong Kong), India, Indonesia, Japan, the Philippines and Singapore, and (iv) the EMEA region, which is comprised of 24 offices located in ten countries—Belgium, France, Germany, Ireland, Qatar, Russia, Spain, South Africa, UAE and the UK. We believe that our broad service offerings, diversity of our revenue streams and global locations help to manage fluctuations due to market conditions in any one of our segments. We believe our diversity helps to mitigate the impact of crises, events and changes in a particular service sector or country.

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

•

Expand the Breadth of Our Services and Geographic Presence. We strive to offer our clients comprehensive solutions to their most complex problems, wherever they are in the world. Increasingly, our clients demand expertise across multiple markets and continents. To meet this demand, we provide our clients with a complete suite of services across all five business segments. In order to better serve our clients and to capitalize on markets for our services across our business segments, in 2011 we organized our business segments within four geographic regions consisting of (i) the North America region, which is comprised of our 43 U.S. offices located in 20 states and two offices located in Toronto and Vancouver Canada, (ii) the Latin America region, which is comprised of nine offices located in five countries—Argentina, Brazil, Colombia, Panama and Mexico, (iii) the Asia-Pacific region, which is comprised of 14 offices located in seven countries—Australia, China (including Hong Kong), India, Indonesia, Japan, the Philippines and Singapore, and (iv) the EMEA region, which is comprised of 24 offices located in ten countries—Belgium, France, Germany, Ireland, Qatar, Russia, Spain, South Africa, UAE and the UK. The regional leader for each of the four geographic regions has responsibility for the business development, supporting our professionals through regional administrative services, and sharing responsibilities with segment leaders for the delivery of services across business segment and industry lines within such region. FTI Consulting’s professionals service clients across regional locations. We also expanded our Economic Consulting segment’s presence in Latin America, France and Spain through the acquisition of the former international arbitration and competition practices of LECG.

•

Selectively Acquire Companies and Integrate Our New Professionals and Capabilities. We follow a disciplined approach to executing and integrating acquisitions, targeting those that complement our business strategy or operate in an attractive specialized niche. From 2005 through December 31, 2011, we have completed 38 acquisitions that have enhanced and expanded our businesses. In March 2011, we completed the acquisition of various former business practices and groups of LECG, including its international arbitration, airline competition and competition policy practices, tax consultancy group and financial institutions advisory services practice. We intend to continue to selectively pursue strategic acquisitions. We seek to integrate acquisitions in a way that fosters organic growth and provides synergies or cross-segment, cross-service or cross-geographic growth opportunities. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.

•

Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2011, we employed 2,849 revenue-generating professionals, many of whom have established and widely recognized names in their respective practice areas and specialized industry expertise. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. To attract and retain highly qualified senior managing directors and managing directors, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements with other highly skilled professionals. We have employment arrangements with substantially all of our senior managing directors that include non-competition and non-solicitation obligations.

•

Optimize Utilization and Billing Rates of FTI Consulting Professionals who Bill on an Hourly Basis. The professionals in our Corporate Finance/Restructuring, Economic Consulting and Forensic and Litigation Consulting segments primarily bill on an hourly basis. Our goal is to manage growth to maintain high utilization rates rather than intermittently expand our staff in anticipation of short-term increased demand. We carefully monitor and strive to attain utilization rates that allow us to maintain our profitability, make us less vulnerable to fluctuations in our workload and minimize seasonal factors affecting utilization. A significant number of our professionals have skill sets that allow us to reassign them to new engagements in different business segments or practices within segments as staffing needs may arise. The nature of our services also allows us to bill premium rates for the services of certain revenue-generating professionals or with respect to certain engagements, which enhances our profitability. As we have expanded our business offerings and our mix of business has changed, utilization has become a less meaningful measure of productivity and profitability, particularly with respect to our Strategic Communications segment, which receives retainer based compensation, and our Technology segment, which also bills on a unit basis or derives revenues from license fees.

•

Build Brand Recognition. In the fourth quarter of 2011, we successfully completed the integration of all our business segments and practice offerings to the FTI Consulting brand to support our corporate positioning and ability to provide strategic services to clients throughout the world. Our branding initiatives include investment in corporate sponsorships, such as our new golf sponsorship arrangements with Charles Howell III and Webb Simpson, strategic placement of print media in specialty journals, the publication of the FTI Consulting Journal, a dedicated magazine that is available on the Internet and free of charge to our clients and stakeholders, brand placement in strategic locations where our clients are likely to congregate, and sponsorships of participation in high profile conferences and seminars. We also advertise on select network and cable television programs and in select sports venues that we believe are of interest to the companies that use or have need of our services. Our professionals are also widely published.

Our Employees

Our success depends on our ability to attract and retain our expert professional work force. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. During the period from December 31, 2010 to December 31, 2011, we increased the number of revenue-generating professionals by approximately 7% to 2,849 and we increased our total number of employees by approximately 8% to 3,817. We also engage independent contractors to supplement our professionals on client engagements as needed. Most of our professionals have many years of experience in their respective fields of practice, and are well recognized for their expertise and experience. None of our employees are subject to collective bargaining contracts or are represented by a union. We believe our relationship with our employees is good.

Employment Agreements

As of December 31, 2011, we had written employment arrangements with substantially all of our 344 senior managing directors and senior vice presidents (collectively, “SMDs”), of which 195 employment agreements have fixed terms ending between 2012 and 2019. Of such written agreements, 177 provide that at the end of the initial term they automatically renew for successive year-to-year terms, unless either party provides advance written notice of non-renewal. Of the 195 agreements, 65 will come up for renewal in 2012 and 34 will come up for renewal in 2013, primarily as a result of such agreements being subject to the year-to-year annual extension terms for participants who joined our senior managing director incentive compensation program (the SMD IC Program) in 2006 or because the initial five-year terms for participants who joined the SMD IC Program in 2007 are coming to an end. All of our written employment arrangements with SMDs include covenants providing for restrictions on the SMD’s ability to compete and solicit the employees of the Company following the end of their employment. Employment arrangements under the SMD IC Program are discussed below.

The employment agreements with employees at the SMD and equivalent level generally provide for fixed salary and participation in incentive payment programs (which in some cases may be based on financial measures such as earnings before interest, taxes, depreciation and amortization (EBITDA)). They may also provide for long-term equity incentives in the form of stock options and/or restricted stock awards. In some cases, we extend unsecured general recourse forgivable loans to professionals. We believe that the loan arrangements enhance our ability to attract and retain professionals. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death, disability and, in some cases, retirement, as applicable to such loan. Our executive officers are not eligible to receive loans and no loans have been made to them.

Generally, our employment agreements with SMDs provide for salary continuation benefits, accrued bonuses and other benefits beyond the termination date if such professional leaves our employ for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of a professional varies depending on whether the person resigned for “good reason” or was terminated by us with “cause,” resigned without “good reason,” retires or does not renew, or was terminated by us without “cause,” died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such professional’s employment agreement). These employment agreements contain non-competition and non-solicitation covenants, which under specified circumstances may extend beyond the expiration or termination of the employment term. Under the non-competition covenants, the professional generally agrees not to offer or perform services of the type performed during his employment with us, directly or indirectly through another person or entity, in competition with us, within specified geographic areas, subject, in some cases, to specified exceptions. Generally, such professionals also agree not to solicit business regarding any case, matter or client with or on which such professional worked on our behalf, or to solicit, hire, or influence the departure of any of our employees, consultants or independent contractors. In these employment agreements, the professionals also agree to maintain the confidentiality of our proprietary information and affirm that we are the owners of copyrights, trademarks, patents and inventions developed during the course of their employment.

Senior Managing Director Incentive Compensation Program and Employment Terms

In 2006, we implemented our SMD IC Program, which is designed to align the interests of SMDs with the interests of our company and its stakeholders. As of December 31, 2011, there were 82 SMDs participating in the SMD IC Program from our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications segments, representing approximately 36%, 25%, 4%, 47% and 10%, respectively, of the total SMDs within each segment participating in the SMD IC Program. Senior management designates the participants in the SMD IC Program, subject to approval by the Compensation Committee of our Board of Directors. As current written employment agreements approach the end of their initial terms or one-year automatic renewal periods and as part of our annual performance evaluation process, we consider whether current participants should be eligible for additional benefits by promoting participating SMDs to higher participation levels within the SMD IC Program and annually we consider admitting new SMDs into the program. We intend to continue to admit SMDs from our business segments into the SMD IC Program on a case-by-case basis. Our executive officers are not eligible to participate in the SMD IC Program.

The benefits under our SMD IC Program include a cash payment in the form of an unsecured general recourse forgivable loan. We also provide significant additional equity awards upon participants entering the program and during the term of the employment agreement in the form of stock options and restricted stock awards or, alternatively, cash payments if we do not have adequate equity securities available under stockholder approved equity plans, upon admission to the program and execution of a new employment agreement or upon moving up to a higher tier in the SMD IC Program.

We funded unsecured general recourse forgivable loans in an aggregate amount of approximately $23.0 million in 2006, $22.0 million in 2007, $7.3 million in 2008, $7.9 million in 2009, $9.3 million in 2010 and $8.7 million in 2011 to SMDs participating in the SMD IC Program. In each of those years, we also funded approximately $8.0 million, $13.0 million, $19.0 million, $31.3 million, $37.4 million and $34.3 million, respectively, of unsecured forgivable loans to other key professionals. We continue to fund forgivable loans to new hires and professionals who join us in connection with acquisitions as well as current employees on a case-by-case basis. The amount of forgivable loans we make could be significant.

We awarded stock options to purchase an aggregate of 685,000 shares of our common stock and awarded 99,500 shares of restricted stock in 2006, stock options to purchase an aggregate of 730,000 shares of our common stock and 140,000 shares of restricted stock in 2007, stock options to purchase an aggregate of 117,000 shares of common stock and 19,620 shares of restricted stock in 2008, stock options to purchase an aggregate of 219,000 shares of common stock and 37,500 shares of restricted stock in 2009, stock options to purchase an aggregate of 237,000 shares of common stock and 37,500 shares of restricted stock in 2010, and stock options to purchase an aggregate of 207,000 shares of our common stock, cash settled stock appreciation rights of 63,000 and 43,500 shares of restricted stock in 2011, to SMDs upon their first joining the SMD IC Program or qualifying to move up to a higher participation tier. We also awarded additional stock options to purchase an aggregate of approximately 42,000 shares of our common stock and approximately 46,000 shares of restricted stock in 2007, stock options to purchase an aggregate of approximately 61,480 shares of our common stock and approximately 94,840 shares of restricted stock in 2008, stock options to purchase an aggregate of approximately 117,750 shares of our common stock and approximately 177,178 shares of restricted stock in 2009, stock options to purchase an aggregate of 220,582 shares of common stock and 299,890 shares of restricted stock in 2010, and stock options to purchase an aggregate of approximately 178,815 shares of our common stock and approximately 199,008 shares of restricted stock in 2011, in substitution of a portion of such year’s annual bonus payments and as matching equity awards to SMDs participating in the SMD IC Program. Additional SMD IC Program awards will also be granted in 2012 and years thereafter to previously admitted participants based on each participant’s annual bonus award for the prior bonus year and as SMDs join or move to higher tiers under the program. We also anticipate making equity awards to members of management and other employees during 2012 and such awards may be significant.

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

We have a dedicated staff of 21 marketing and sales professionals who are tasked primarily with marketing the services of our Forensic and Litigation Consulting, Strategic Communications and Technology segments. Individual segments may also directly market their services through dedicated marketing professionals.

Clients

We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, global banks, major law firms and local, state and national governments and agencies in the U.S. and other countries throughout the world.

A substantial portion of our revenues are derived from repeat or referral business. In 2011, no single client accounted for more than 10% of our consolidated revenues, however two clients accounted for approximately 44% of the revenues of our Technology segment. No other single client accounted for more than 10% of the 2011 revenues of any of our other business segments. The loss of one or more such clients by the Technology segment would not have a material adverse effect on FTI Consulting and our subsidiaries as a whole but could have a material adverse effect on such segment if that business was not quickly replaced. In some cases, we may have engagements through law firms that represent a larger percentage of our overall revenue or the revenue of a segment; however, each law firm engages us on behalf of multiple clients.

Competition

We do not compete against the same companies across all of our segments, practices or services. Instead we compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the requested types of service(s) or the location of the client or delivery of the services. Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and large management and financial consulting companies, which offer a broad range of consulting services, investment banking firms, consulting and software companies, which offer niche services that are the same or similar to services or products offered by one or more of our segments, and small firms and independent contractors that provide one or more specialized services.

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, our ability to staff multiple significant engagements across disciplines and industries in multiple locations, and our strong client relationships. Our Technology segment, and to a lesser extent our other segments, may also compete on price, although the critical nature of our services, particularly those provided by our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments, typically makes price a secondary consideration. Since our businesses depend in a large part on professional relationships, there are low barriers of entry for professionals, including our professionals electing to work independently, start their own firms or change employers.

Our Corporate Finance/Restructuring segment primarily competes with specialty boutiques providing restructuring or M&A services, and to a lesser extent large investment banks and global accounting firms. Our Forensic and Litigation Consulting segment primarily competes with other large consulting companies with service offerings similar to ours. Our Economic Consulting segment primarily competes with individually recognized economists, specialty boutiques and large consulting companies with service offerings similar to ours. Our Technology segment primarily competes with consulting and software providers specializing in the discovery of specific electronic information and the management of electronic content. There continues to be significant consolidation of companies providing services similar to our Technology segment, through M&A and other transactions with larger, diversified technology and other companies, which may provide some competitors access to greater financial and other resources than those of the Company. In addition, new and existing competitors have competed more aggressively against the Technology segment on the basis of price, particularly with respect to hosting and e-discovery services. Our Strategic Communications segment competes with the large public relations firms and boutique M&A and crisis management communications firms. Our Strategic Communications segment has been experiencing competitive downward fee pressure on higher margin types of engagements.

Some service providers are larger than we are and on certain engagements may have an advantage over us with respect to one or more competitive factors. Specialty boutiques or smaller local or regional firms, while not offering the range of services we provide, may compete with us on the basis of geographic proximity, specialty service or price advantage.

Patents, Licenses and Trademarks

We consider the Ringtail® software and other technologies and software to be proprietary and confidential. We have also developed other e-discovery software products under the Ringtail® brand, which we consider proprietary and confidential. We consider our TrialMax® comprehensive trial preparation software to be proprietary and confidential. The Ringtail® and TrialMax® software and technology are not protected by patents. We rely upon non-disclosure agreements and contractual agreements and internal controls, including confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and seek to use such intellectual property.

We hold 31 U.S. patents and have 25 U.S. patent applications pending, covering various aspects of certain software of our Technology segment. We also hold ten pending international patent applications filed under the Patent Cooperation Treaty (“PCT”), which have not yet entered the national stage in any particular country, six non-U.S. patents issued in Canada and Europe, 12 non-U.S. patent applications pending in Canada and Europe, and no additional patent applications have been issued or are pending in other countries, covering various aspects of software of our Technology segment. We have three pending U.S. patent applications, one pending foreign patent application in Canada, and no other pending international patent applications filed under the PCT, which have not yet entered the national stage in any particular country, relating to services of our Economic Consulting segment. We also rely upon non-disclosure, license and other agreements to protect our interests in these products. We believe that our non-patented software and intellectual property, particularly some of our process software and intellectual property, are also important to our businesses.

We have also developed marketing language, such as “The Company Behind the Headlines” and “Critical Thinking at the Critical Time” and logos and designs that we have registered or taken steps to register and protect. In some cases, but not all, the trademarks have been registered in the U.S. and/or foreign jurisdictions, or, in some cases, applications have been filed and are pending. In the case of “FTI,” we use the trademark pursuant to a Consent and Coexistence Agreement entered into in May 2003. We believe we take the appropriate steps to protect our trademarks and brands.

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

Financial Information on Industry Segments and Geographic Areas

We manage and report operating results through five reportable operating segments. We also administratively manage our business through four geographic regions. See “Risk Factors—Risks Related to our Operations” for a discussion of risks related to international operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 in the “Notes to Consolidated Financial Statements” for a discussion of revenues, net income and total assets by business segment and revenues for the U.S. and all foreign countries as a group.

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

A number of factors outside of our control affect demand for our services. These include:

•	fluctuations in U.S. and global economies in general and the strength and rate of any general economic recovery from the 2008-2009 economic recessions experienced by the U.S. and other countries;

•	the U.S. or global financial markets and the availability, costs and terms of credit in the wake of the 2008-2009 financial crisis;

•	the level of leverage incurred by companies;

•	M&A activity;

•	over-expansion by businesses causing financial difficulties;

•	business and management crises;

•	new and complex laws and regulations;

•	other economic and geographic factors; and

•	general business conditions.

Our Corporate Finance/Restructuring segment provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. In 2011, the Corporate Finance/Restructuring segment continued to experience a decline of revenues derived from restructuring (including bankruptcy) engagements and a reduction in large cases, which resulted in a greater portion of that segment’s business being comprised of bankruptcy and restructuring engagements involving mid-size companies and other services. In our experience, mid-size bankruptcy and restructuring engagements are smaller and are more susceptible to cyclical factors such as holidays and vacations and lower utilization during those periods.

Factors outside of our control also drive demand for the services of our business segments. For example, decreases in litigation filings, class-action suits and regulatory investigations and settlements of proceedings may adversely affect our Forensic and Litigation Consulting, Economic Consulting and Technology segments. Fewer large M&A transactions also negatively affect our Economic Consulting segment. Our Strategic Communications segment continued to experience a slower than anticipated recovery in utilization from 2008 and 2009 levels and retainer revenues, primarily as a result of the slow economic recovery, depressed M&A and public stock offering activity, and client decisions to reduce, postpone or curtail discretionary spending.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets and business environment could have on our operations. Changes to any of the factors described above as well as other events, including by way of example, continuing contractions of world economies, banking, credit markets, real estate and retail or other industries, credit defaults by businesses and countries, new legislation, changes to laws and regulations, including changes to the bankruptcy code, tort reform, banking reform, or a decline in government enforcement or litigation or monetary damages or remedies that are sought, may have adverse effects on one or more of our segments.

Our revenues, operating income and cash flows are likely to fluctuate.

We experience periodic fluctuations in our revenues, operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual or quarterly revenues and operating income because of the timing of our client assignments, utilization of our revenue-generating professionals, the types of assignments we are working on at different times, the geographic locations of our clients or where the services are rendered, the length of billing and collection cycles, new hiring, business and asset acquisitions, decreased productivity because of vacations taken by our professionals and economic factors beyond our control. Our profitability is likely to decline if we experience an unexpected variation in the number or timing of client assignments or in the utilization rates of our professionals, especially during the third and fourth quarters when substantial numbers of our professionals take vacations. We may also experience future fluctuations in our cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year. Also, the timing of future acquisitions and the cost of integrating them may cause fluctuations in our operating results.

Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and clients may not accept billable rate or price increases, which could result in loss of clients, fee write-offs, reduced revenues and less profitable business.

Our segments are engaged by certain clients who are experiencing or anticipate experiencing financial distress or are facing complex challenges that could result in financial liabilities. This is particularly true in light of the current slow economic recovery, and lingering effects of the financial market and real estate downturns and the recession of 2008-2009. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our Forensic and Litigation Consulting and Economic Consulting segments, including with respect to bankruptcy engagements. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.

We have received requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We consider these requests on a case-by-case basis. We have been receiving these types of requests and negotiations more frequently as the economy has deteriorated and recovered slowly. In addition, our clients and prospective clients may not accept rate increases that we put into effect or plan to implement in the future. Fee discounts, pressure to not increase or even decrease our rates and less advantageous contract terms, could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or if at all, or that client engagements will generate the same volume of work or revenues, and be as profitable as past engagements. In addition, certain of our segments have been experiencing more competitive downward fee pressures.

The clients of certain of our sub-practices prefer fixed and other alternative fee arrangements that place cost ceilings or other limitations on our fee structure or may shift more of our revenue generating potential to back end “success fee” or contingent arrangements. With respect to such alternative arrangements, we may discount our rates initially, which could mean that the cost of providing services exceeds the fees collected by the Company during the term of the engagement. In such cases, the Company’s failure to manage the engagement efficiently or collect the success or performance fees could expose the Company to a greater risk of loss on such engagement than other fee arrangements, or may cause variations in the Company’s revenues and operating results due to the timing of achieving the performance-based criteria, if achieved at all. Our segment’s ability to service clients with these fee arrangements at a cost that does not directly correlate to time and materials may negatively impact or result in a loss of the profitability of such engagement, adversely affecting the financial results of the segment. In addition, our Technology segment has experienced significant price competition from lower cost competitors.

Our Technology segment faces certain risks, including the risk that (i) its proprietary software products may be subject to technological changes and obsolescence, which would make it more difficult for us to compete and (ii) we may not effectively protect the intellectual property used by that segment.

The success of our technology business and its ability to compete depends, in part, upon our technology and other intellectual property, including our proprietary Ringtail® software, AcuityTM e-discovery offering and other proprietary information and intellectual property rights. The software and products of our Technology segment are subject to rapid technological innovation. There is no assurance that we will successfully develop new versions of our Ringtail® software or other products. Our software may not keep pace with industry changes and innovation. There is no assurance that new, innovative or improved software or products will be developed, compete effectively with the software and technology developed and offered by competitors, or be accepted by our clients or the marketplace. If our Technology segment is unable to develop and offer competitive software and products or is otherwise unable to capitalize on market opportunities, the revenues, net income and growth of the Technology segment and the Company could decline.

We rely on a combination of copyright, trademark, patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. Our Ringtail® software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some foreign jurisdictions provide less protection for our proprietary rights than the laws of the U.S. Certain aspects of our Technology segment software are protected by patents granted in the U.S. and foreign jurisdictions. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations and the legal remedies available to us may not adequately compensate us for the damages caused by unauthorized use.

We may not manage our growth effectively and our profitability may suffer.

We experience fluctuations in growth of various business segments with periods of rapid or declining growth. Periods of rapid expansion of our business may strain our management team, human resources and information systems. We cannot assure that we can successfully manage the integration of the companies and assets we acquire or that they will result in the financial, operational and other benefits that we anticipate. To manage growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. Some acquisitions may not be immediately accretive to earnings and some expansion may result in significant expenditures, which may adversely affect profitability in the near term. If we fail to add qualified managers and employees, estimate costs or manage our growth effectively, our business, financial results and financial condition may be harmed.

In periods of declining growth, underutilized employees and contractors may result in expenses and costs being a greater percentage of revenues. In such situations, we will have to weigh the benefits of decreasing our workforce or limiting our service offerings and saving costs against the detriment that the Company could experience from losing valued professionals and their industry expertise and clients.

Risks Related to Our Operations

If we do not effectively manage the utilization of our professionals our financial results could decline.

If we fail to manage the utilization of our professionals who bill on an hourly basis or maintain or increase the hourly rates we charge our clients for our services, we may experience adverse consequences, such as non- or lower-revenue-generating professionals, the loss of clients and engagements, the inability to appropriately staff engagements, or special charges associated with reductions in staff or operations. In such event, our financial results may decline or be adversely impacted. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions, the number, size and timing of client engagements, the level of demand for our services, appropriate professional staffing levels in light of changing client demands, utilization of professionals across segments and geographic regions, acquisitions and staff vacations. Factors that could negatively affect utilization in our Corporate Finance/Restructuring segment include the completion of bankruptcy proceedings, completion of current engagements, fewer and smaller restructuring (including bankruptcy) cases, a recovering or strong economy, easy credit availability, low interest rates and less M&A activity. Factors that could negatively affect utilization in our Forensic and Litigation Consulting segment include the settlement of litigation, fewer and less complex legal disputes, fewer class action suits, the timing of the completion of engagements, less government regulation or fewer regulatory investigations and the timing of government investigations and litigation. Factors that could adversely affect utilization in our Economic Consulting segment include less M&A activity or fewer complex transactions, a reduced number of regulatory filings and less litigation, reduced antitrust and competition regulation, fewer government investigations and proceedings and timing of client utilization of our services. Our global expansion into or within locations where we are not well known or where demand for our services is not well developed could also contribute to low or lower utilization rates in certain locations.

Our Technology segment derives revenue from recurring licensing fees and the amount of data hosted for a client. Factors that could adversely affect our Technology segment’s revenues include the settlement of litigation and a decline in and less complex litigation proceedings and governmental investigations. Our Strategic Communications segment derives revenues from fixed fee and retainer based contracts. Factors that could adversely affect our Strategic Communications segment’s revenues include a decline in M&A activity, fewer event driven crises affecting businesses, fewer public securities offerings and general economic decline that may reduce certain discretionary spending by clients.

Our segments may enter into engagements on a fixed-fee basis. Failure to effectively manage professional hours and other aspects of fixed-fee engagements may result in the costs of providing such services exceeding the fees collected by the Company.

Our international operations involve special risks.

Primarily as a result of acquisitions, we operate in 23 countries in addition to the U.S. We expect to continue our international expansion, and our international revenues are expected to account for an increasing portion of our revenues in the future. In the year ended December 31, 2011, operations outside of the U.S. accounted for approximately 24% of our total revenues, of which 35% were generated by our Strategic Communications segment.

Our international operations involve financial and business risks that differ from or are in addition to those faced by our U.S. operations, including:

•	cultural and language differences;

•	limited “brand” recognition of FTI Consulting in non-U.S. markets;

•	employment laws and rules and related social and cultural factors that could result in lower utilization rates and cyclical fluctuations in utilization and revenues;

•	currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results;

•	different regulatory requirements and other barriers to conducting business;

•	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;

•	greater difficulties in managing our non-U.S. operations in certain locations;

•	higher operating costs;

•	longer sales and payment cycles;

•	restrictions or adverse tax consequences for the repatriation of earnings;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	different or less stable political and economic environments; and

•	civil disturbances or other catastrophic events that reduce business activity.

If we are not able to quickly adapt to or effectively manage our geographic markets outside of the U.S., our business prospects and results of operations could be negatively impacted.

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

As of December 31, 2011, we had written employment arrangements with substantially all of our 344 SMDs, of which 195 employment agreements have fixed terms ending between 2012 and 2019. In an effort to reduce risk, 177 of such written agreements provide that at the end of the initial term they automatically renew for successive year-to-year terms unless either party provides advance written notice of non-renewal to the other party, generally at least 90 days prior to the date of the expiration of the initial term or any extended term. Of the 195 agreements, 65 will come up for renewal in 2012 and 34 will come up for renewal in 2013, primarily as a result of such agreements being subject to the year-to-year annual extension terms for participants who joined our SMD IC Program in 2006 or because the initial five-year terms for participants who joined the SMD IC Program in 2007 are coming to an end. All of our written employment arrangements with SMDs include covenants providing for restrictions on the SMD’s ability to compete and solicit the employees of the Company following the end of their employment.

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

We make unsecured general recourse forgivable loans and grant stock option and restricted stock awards to attract and retain our professional employees. In 2006, we implemented our SMD IC Program, which is designed to align the interests of our professionals with the interests of our Company and its stakeholders. The cost of implementing and retaining our SMD IC Program has been significant. Participants receive cash payments in the form of unsecured general recourse forgivable loans. We also make forgivable loans to new hires and professionals who join us in connection with acquisitions as well as current employees on a case-by-case basis. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death, disability, termination by us without cause, termination by the employee with good reason or retirement or contract non-renewal, as may be applicable to the relevant employment agreement or loan grant. We expect to continue issuing significant amounts of unsecured general recourse forgivable loans. We also provide significant additional payments under the SMD IC Program in the form of stock options and restricted stock awards or, alternatively, cash if we do not have adequate equity securities available under stockholder approved equity plans.

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

We rely heavily on our executive officers, the heads of our business segments and our regional leaders to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and senior managers must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage a large organization in diverse geographic locations. If one or more members of our management team leaves and we cannot replace them with suitable candidates quickly, we could experience difficulty in managing our business properly. This could harm our business prospects, client relationships, employee morale and financial results.

We may not have, or may choose not to pursue, legal recourse against professionals who leave our company to form or join competitors.

Our professionals typically have close relationships with the clients they serve, based on their expertise and bonds of personal trust and confidence. Although our clients generally contract for services with us as a company, and not with individual professionals, in the event that professionals leave, such clients may decide that they prefer to continue working with a professional rather than with our Company. Substantially all of our written employment arrangements with our SMDs include non-competition and non-solicitation covenants. These restrictions have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret restrictions on competition narrowly and in favor of employees. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of employees outside of the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates his or her non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or client, or other concerns, outweigh the benefits of any possible legal recourse. We may also decide that the likelihood of success does not justify the costs of pursuing a legal remedy. Therefore, we may, in rare circumstances decide not to pursue legal action, even if it is available to us.

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

Our engagements involve matters that may result in a severe impact on a client’s business, cause the client a substantial monetary loss or prevent the client from pursuing business opportunities. Our ability to attract new clients and generate new and repeat engagements or hire professionals depends upon our ability to maintain a high degree of client satisfaction as well as our reputation among industry professionals. As a result, any claims against us involving the quality of our services may be more damaging than similar claims against businesses in other industries.

We may incur significant costs and may lose engagements as a result of claims by our clients regarding our services.

Many of our engagements involve complex analysis and the exercise of professional judgment, including litigation and governmental investigatory matters where we act as experts. Therefore, we are subject to the risk of professional liability. Although we believe we maintain an appropriate amount of liability insurance, it is limited. Any claim by a client or a third party against us could expose us to professional or other liabilities in excess of the amount of our insurance limits as well as reputational issues that adversely affect our ability to attract new or maintain existing engagements or clients. Damages and/or expenses resulting from any successful claims against us, for indemnity or otherwise, in excess of the amount of insurance coverage we maintain, would have to be borne directly by us and could harm our profitability and financial resources.

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

The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalties. In addition, our business involves large client engagements that we staff with a substantial number of professionals. At any time, one or more client engagements may represent a significant portion of a segment’s revenues. For the year ended December 31, 2011, two clients of our Technology segment accounted for approximately 44% of that segment’s annual revenues. No other single client accounted for more than 10% of the 2011 revenues of any of our other business segments. If we are unable to replace clients or revenues as engagements end, clients unexpectedly cancel engagements with us or curtail the scope of our engagements, and we are unable to replace the revenues from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, the financial results and profitability of a segment or the Company could be adversely affected.

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

If we do not maintain the confidentiality of client information, we may be exposed to claims and potential liability. Our reputation may be damaged by a compromise of data security, unauthorized disclosure of confidential information or accidental loss or theft of client data in our possession. If our reputation is damaged due to a data security breach, our ability to attract new engagements may be impaired or we may be subjected to damages or penalties, which could negatively impact our businesses, financial condition or results of operations.

In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, many states and federal governmental authorities have adopted breach of data security statutes or regulations. In addition, many non-U.S. jurisdictions have data privacy laws applicable to personal information. Continued governmental focus on data security may lead to additional legislative and regulatory action. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations. Our Technology segment may host or act as a repository for confidential and proprietary client information, the loss or disclosure of which could result in significant losses and damages.

Risks Related to Competition

If we fail to compete effectively, we may miss new business opportunities or lose existing clients and our revenues and profitability may decline.

The market for our consulting services is highly competitive. We do not compete against the same companies across all of our segments, practices, services or geographic regions. Instead we compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the types of requested service(s) and the location of the client or delivery of the service(s). Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and the large management and financial consulting companies that offer a broad range of consulting services, investment banking firms, consulting and software companies, which offer niche services that are the same or similar to services or products offered by one or more of our segments, and small firms and independent contractors that focus on specialized services. Some of our competitors have significantly more financial resources, a larger national or international presence, larger professional staffs and greater brand recognition than we do. Some have lower overhead and other costs and can compete through lower cost service offerings. Since our business depends in large part on professional relationships, our business has low barriers of entry for professionals electing to start their own firms or work independently. In addition, it is relatively easy for professionals to change employers. If we cannot compete effectively with our competitors or if the costs of competing, including the costs of retaining and hiring professionals, becomes too expensive, our expected revenue growth and financial results may differ materially from our expectations.

We may face competition from parties who sell us their businesses and from professionals who cease working for us.

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their business or assets. The duration of post-employment non-competition and non-solicitation agreements typically range from six- to 12-months. Non-competition agreements with the sellers of businesses or assets that we acquire typically continue longer than 12-months. Certain activities may be carved out of or otherwise may not be prohibited by these arrangements. We cannot assure that one or more of the parties from whom we acquire assets or a business or who do not join us or leave our employment will not compete with us or solicit our employees or clients in the future. Such persons, because they have worked for our Company or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.

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

To compete for strategic acquisitions, competitive market conditions may require us to pay prices that represent a higher multiple of revenues or profits. As a result of these competitive dynamics, certain acquisitions with strategic importance may not be accretive to our overall financial results in the near term.

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

We structure many acquisitions to pay a portion of the purchase price in shares of our common stock. The number of shares issued as consideration is typically based on an average closing price per share of our common stock for a number of days prior to the closing of such acquisition. We believe that payment in the form of FTI Consulting shares of common stock provides the acquired entity and its principals with a vested interest in the future success of the acquisition and FTI Consulting. The recent extreme volatility of stock markets and the recent decline and volatility of the price per share of FTI Consulting common stock may result in acquisition candidates being reluctant to accept our shares as consideration. In such cases, we may have to issue more shares, if stock constitutes part of the consideration, pay the entire purchase price in cash, or negotiate an alternative price structure. The result may be an increase in the cost of an acquisition.

Certain acquisition related agreements contain stock price guarantees that may result in cash payments in the future if our price per share falls below a specified per share market value on the date restrictions lapse. Acquisition candidates may continue to negotiate stock price guarantees, particularly in light of stock price volatility, which may increase the cash paid for an acquisition.

Risks Related to our Indebtedness

Our leverage could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our outstanding Notes, Senior Bank Credit Facility and other outstanding indebtedness.

Our total consolidated long-term debt as of December 31, 2011 was $796.9 million, consisting primarily of $400.0 million principal amount of our 6 3/4% senior notes due 2020, or 2020 Notes, $215.0 principal amount of our 7 3/4% senior notes due 2016, or 2016 Notes, and $149.9 million principal amount of our 3 3/4% senior subordinated convertible notes due 2012, or Convertible Notes. In addition, we have $248.6 million of undrawn availability under our senior bank credit facility, or Senior Bank Credit Facility.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to satisfy our payment and other obligations under our outstanding senior notes or our other outstanding debt, which may result in defaults;

•

resulting in an event of default if we fail to comply with the financial and other covenants contained in the indentures governing our outstanding senior notes, the credit agreement governing the Senior Bank Credit Facility and the documents governing our other outstanding debt agreements, which could result in all of our debt becoming immediately due and payable and could permit the lenders under our Senior Bank Credit Facility to foreclose on the assets securing such debt;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our debt with variable interest rates, including the Senior Bank Credit Facility;

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

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our Senior Bank Credit Facility or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

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

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indentures governing our 2016 Notes, 2020 Notes and

Convertible Notes, or collectively referred to as the Notes, and our Senior Bank Credit Facility, limit, but do not prohibit, us from incurring additional indebtedness. In addition, the indentures that govern the Notes will allow us to issue additional indebtedness under certain circumstances which may also be guaranteed by our domestic subsidiaries that guarantee the Notes and the Senior Bank Credit Facility. The indentures for the Notes also allow us to incur certain other additional secured debt, which would be effectively senior to the Notes. In addition, the indentures for the Notes do not prevent us from incurring other liabilities that do not constitute indebtedness. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to our indebtedness, including the Notes. If we incur new debt or other liabilities, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service our indebtedness, including the Notes, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as economic conditions in the industries in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations, including with respect to the Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our Senior Bank Credit Facility and the indentures that govern the Notes, may restrict us from pursuing any of these alternatives.

Our indebtedness is guaranteed by substantially all of our domestic subsidiaries and will be required to be guaranteed by future domestic subsidiaries including those that join us in connection with acquisitions.

Substantially all of our U.S. subsidiaries guarantee our obligations under our Notes and Senior Bank Credit Facility. Future U.S. subsidiaries will be required to provide similar guarantees and, in the case of the Senior Bank Credit Facility, similar security. If we default on any guaranteed indebtedness, our U.S. subsidiaries could be required to make payments under their guarantees, and our senior secured creditors could foreclose on their assets to satisfy unpaid obligations, which would materially adversely affect our business and financial results.

Our variable rate indebtedness will subject us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our Senior Bank Credit Facility will be at variable rates of interest, which expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of the Senior Bank Credit Facility, Notes or our other indebtedness.

The covenants in our Senior Bank Credit Facility and the indentures governing our Notes impose restrictions that may limit our operating and financial flexibility.

The Senior Bank Credit Facility includes negative covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•	create, incur, assume or suffer to exist liens;

•	make investments and loans;

•	create, incur, assume or suffer to exist additional indebtedness or guarantees;

•	engage in mergers, acquisitions, consolidations, sale-leasebacks and other asset sales and dispositions;

•	pay dividends or redeem or repurchase our capital stock;

•	alter the business that we and our subsidiaries conduct;

•	engage in certain transactions with officers, directors, and affiliates;

•	modify the terms of certain indebtedness, including the indentures governing the Notes;

•	prepay, redeem or purchase certain indebtedness, including the Notes; and

•	make material changes to accounting and reporting practices.

In addition, the Senior Bank Credit Facility includes financial covenants that require us to maintain (i) a maximum leverage ratio, (ii) a maximum senior secured leverage ratio, (iii) a minimum fixed charge coverage ratio, and (iv) commencing December 31, 2011, minimum liquidity of at least 115% of the aggregate outstanding principal amount of the Convertible Notes (excluding amounts subject to net share settlement).

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

The terms of the Notes will require us to make an offer to repurchase the Notes upon the occurrence of a change of control (as defined under the applicable indentures), in some cases at a premium in excess of the principal amount of such Notes plus accrued interest to the date of the purchase. It is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of Notes and will be required to obtain third party financing to do so. We may not be able to obtain this financing on commercially reasonable terms, or on terms acceptable to us, or at all. In addition, the occurrence of certain change of control events may constitute an event of default under the terms of our Senior Bank Credit Facility. Such an event of default would entitle the lenders under our Senior Bank Credit Facility to, among other things, cause all outstanding debt to become due and payable.

We continuously evaluate and may in the future enter into strategic transactions. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a sale of all or substantially all of our assets. Moreover, such strategic transactions may or may not be deemed to constitute a “change of control” as defined in the indentures that govern the Notes and/or the credit agreement governing our Senior Bank Credit Facility.

We may be required to pay substantial amounts in cash or stock to holders of our Convertible Notes at the time of conversion prior to their maturity on July 15, 2012.

The Convertible Notes are currently convertible and will continue to be convertible through April 17, 2012. The Convertible Notes will continue to be convertible thereafter if the trading price per share of our common stock equals or exceeds the applicable conversion price for the conversion measurement period and will become convertible notwithstanding the trading price per share on June 15, 2012 for the period through the business day prior to maturity. We may be required to pay substantial amounts in cash or stock, at our discretion, to holders of our Convertible Notes prior to their stated maturity due to conversions. In the event the Company elects to pay the conversion premium through the issuance of shares of its common stock; if the number of shares is substantial, such issuances could result in a material increase in the number of outstanding shares of common stock of the Company and could dilute the holdings of stockholders.

The indentures governing the 2016 Notes and 2020 Notes, and the credit agreement governing our Senior Bank Credit Facility generally allow for these payments in some, but not all, circumstances. Payments of our Convertible Notes upon conversion could be construed to be a prepayment of principal on subordinated debt, and our existing and future senior debt may prohibit us from making those payments, or may restrict our ability to do so by requiring that we satisfy certain covenants relating to the making of restricted payments. If we are unable to pay the conversion consideration, we could seek consent from our senior creditors to make the payment. If we are unable to obtain their consent, we could attempt to refinance the senior debt. If we were unable to obtain consent or refinance the debt, we would be prohibited from paying the cash portion of the conversion consideration, in which case we would have an event of default under the indenture governing our Convertible Notes. An event of default under the indenture governing the Convertible Notes could constitute an event of default under the indentures governing our 2016 Notes and 2020 Notes and the Senior Bank Credit Facility.

The indenture governing the Convertible Notes provides that the Convertible Notes are convertible only upon the occurrence of certain events; therefore, we are not able to control the timing of any conversion of the Convertible Notes. As a result of making cash payments on the Convertible Notes, we may not have sufficient cash to pay the principal of, or interest on, our other indebtedness and fund our other cash needs. We may attempt to borrow under our Senior Bank Credit Facility to help fund such payments, but there can be no assurance that we will have sufficient availability under that or any successor facility or that our credit facility lenders will allow us to draw on that facility for the purpose of making payments on our Notes.

We may not have sufficient funds to repay Notes upon their maturity.

The ability of the Company to meet its obligations on maturity to retire the Notes, will depend on its operating performance, financial results and cash flow, which may be subject in part to factors beyond the control of the Company. Although management believes that the Company’s cash flow will be adequate to retire the Convertible Notes upon conversion or at maturity, there can be no assurance that the Company will continue to generate sufficient earnings in the future to meet its obligations. If the Company is unable to generate earnings in the future sufficient to retire the Convertible Notes on maturity and is unable to borrow sufficient funds under its Senior Bank Credit Facility or from other sources, it may be required to refinance all or a portion of its existing indebtedness or to sell all or a portion of its business or assets. There can be no assurance that a refinancing would be possible and the Senior Bank Credit Facility and indentures governing the 2016 Notes and 2020 Notes may restrict or limit the amount the Company could borrow. If asset sales or other transactions are necessary, there can be no assurance as to the timing of any business asset sales or the proceeds which the Company could realize from any transactions. In addition, the terms of certain indebtedness of the Company restrict the ability of the Company to sell assets and the use of the proceeds from such sale. In the event that the Company should default on its obligations to retire the Convertible Notes upon conversion or at maturity, such default may constitute a cross default under the Company’s 2016 and 2020 Notes and the Senior Bank Credit Facility and such creditors may have rights to accelerate such indebtedness and demand repayment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive offices located in West Palm Beach, Florida consist of 16,103 square feet under a lease expiring August 2018. Under leases expiring through August 2017, we lease 54,402 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We also lease offices to support our operations in 34 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles, San Francisco and Washington, D.C., and we lease office space to support our international locations in 23 countries—the UK, Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the Philippines, the UAE, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada, India, Indonesia and Qatar. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Our Common Equity and Related Stockholder Matters

Market Information. Our common stock trades on the New York Stock Exchange under the symbol “FCN.” The following table lists the high and low sale prices per share for our common stock based on the closing sales price as reported on the New York Stock Exchange for the periods indicated.

	2011		2010
	High	Low	High	Low
Quarter Ended
March 31	$38.33	$32.99	$48.06	$36.16
June 30	$40.48	$36.39	$45.79	$38.80
September 30	$38.39	$34.14	$43.27	$31.94
December 31	$43.77	$34.84	$37.34	$33.61

Number of Stockholders of Record. As of January 31, 2012, the number of record holders of our common stock was 244.

Dividends. We have not declared or paid any cash dividends on our common stock to date and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future because we intend to retain our earnings, if any, to finance the expansion of our business, make acquisitions and for general corporate purposes. Moreover, our Senior Bank Credit Facility and the indentures governing our senior notes restrict our ability to pay dividends. See Note 15—“Long-Term Debt and Capital Lease Obligations” to our consolidated financial statements for more information.

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding stock options and authorized shares of common stock reserved for future issuance under our equity compensation plans as of December 31, 2011. None of the plans have outstanding warrants or rights other than options, except for stock awards, including shares of restricted and unrestricted stock, and deferred stock awards, including stock units and restricted stock units. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in Column (a) of the following table excludes:

•	110,283 shares of common stock issued as unvested stock awards under our 2004 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008);

•	248,057 shares of common stock issued as unvested stock awards under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008);

•

1,176,412 shares of common stock issued as unvested stock awards, restricted stock awards, stock units and restricted stock unit awards under our 2009 Omnibus Incentive Compensation Plan (f/k/a the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors (as Amended and Restated Effective as of June 2, 2010 (2009 Omnibus Plan)); and

•

137,895 shares of common stock sold under our 2007 Employee Stock Purchase Plan, as amended (ESPP), and 1,255,735 shares deregistered with the SEC on January 30, 2009 upon termination of our ESPP effective January 1, 2009.

Equity Compensation Plan Information as of December 31, 2011

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands)			(in thousands)
Equity compensation plans approved by our security holders	5,108	(1)	$34.84	2,737	(2)
Equity compensation plans not approved by our security holders	—		—	—

Total	5,108		$34.84	2,737

(1)

Includes 395,818 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 1997 Stock Option Plan, 1,636,020 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Long-Term Incentive Plan, as amended, 1,670,319 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Global Long-Term Incentive Plan, as amended, and 1,405,411 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Plan.

(2)

Includes 2,107 shares of common stock available for issuance under our 2004 Long-Term Incentive Plan, all of which are available for stock-based awards (including deferred stock unit and restricted stock unit awards), 95,649 shares of common stock available for issuance under our 2006 Global Long-Term Incentive Plan, as amended, including 9,055 shares of common stock available for stock-based equity awards, and 2,639,402 shares of common stock available for issuance under our 2009 Omnibus Plan, all of which are available for stock-based awards (including deferred stock unit and restricted stock unit awards).

Issuances of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2011 (in thousands except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program
October 1 through October 31, 2011	6	(1)	$39.12	—	$—
November 1 through November 30, 2011	2	(2)	$42.47	—	$—
December 1 through December 31, 2011	14	(3)	$43.03	—	$—

Total	22			—

(1)	Represents 5,881 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)	Represents 1,772 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)	Represents 14,367 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 were audited by KPMG LLP, an independent registered public accounting firm. The data below should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Item 8. Financial Statements and Supplementary Data.”

A number of factors have caused our results of operations and financial position to vary significantly from one year to the next and can make it difficult to evaluate period-to-period comparisons because of a lack of comparability. The most significant of these factors are as follows:

Acquisitions

Our results of operations and financial position were impacted by our significant acquisition activities during 2008 and 2007.

Special Charges

During the year ended December 31, 2011, we recorded special charges of $15.2 million, of which $4.8 million was non-cash. The charges reflect actions we took to reduce senior management related overhead in connection with our realignment of our segment management on a global basis and to align our workforce with expected market trends.

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

Stockholders’ Equity

In the first quarter of 2011, we entered into a supplemental confirmation with Goldman Sachs for a $209.4 million accelerated stock buyback transaction (the “2011 ASB”), pursuant to the November 2009 collared accelerated stock buyback master confirmation agreement between us and Goldman Sachs (the “Master Agreement”). On March 7, 2011, we paid $209.4 million to Goldman Sachs using available cash on hand and received approximately 4.4 million shares of FTI Consulting common stock, representing a majority of the total number of shares expected to be delivered pursuant to the 2011 ASB. On May 17, 2011, we received additional shares bringing the total number of shares of our common stock delivered pursuant to the 2011 ASB to approximately 5.1 million shares. As permitted by the Master Agreement and the 2011 ASB, on September 2, 2011, Goldman Sachs accelerated the termination date of the 2011 ASB which was to occur no later than December 2, 2011. Additionally, on September 8, 2011, we received approximately 0.7 million shares of FTI Consulting common stock, bringing the total number of shares of our common stock delivered pursuant to the 2011 ASB to approximately 5.7 million. The repurchase of shares was accounted for as a share retirement resulting in a reduction of common stock issued and outstanding of approximately 5.7 million shares and a corresponding reduction in common stock and additional paid-in capital of $209.4 million. The completion of the 2011 ASB completed the $500 million stock repurchase program authorized by the Board of Directors in November 2009.

In the fourth quarter of 2009 we repurchased approximately 4.9 million shares of common stock for $250 million using cash on hand pursuant to the Master Agreement. The repurchase of shares was accounted for as a share retirement resulting in a reduction in stockholders’ equity of $250.0 million. In 2010 we repurchased approximately 1.2 million shares of common stock for $40.6 million. See Note 18—“Stockholders’ Equity” to our consolidated financial statements for more information.

In October 2007, we closed on a public offering of approximately 4.8 million shares of the Company’s common stock, which included approximately 0.6 million shares sold pursuant to the exercise of the underwriter’s option to purchase additional shares, at a price to the public of $50.00 per share, less the underwriting discount and commissions. The net proceeds of the offering were approximately $231.4 million, after payment of the underwriting discounts, commissions and offering expenses. We used the net proceeds from the offering for general corporate purposes, including the continuation of our strategic acquisition program.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
INCOME STATEMENT DATA
Revenues	$1,566,768	$1,401,461	$1,399,946	$1,293,145	$1,001,270

Operating Expenses
Direct cost of revenues	956,908	825,599	772,191	711,775	554,763
Selling, general and administrative expense	373,295	341,239	344,871	330,539	256,105
Special charges	15,212	51,131	—	—	—
Acquisition-related contingent consideration	(6,465)	1,190	—	—	—
Amortization of other intangible assets	22,371	23,910	24,701	18,824	10,615

	1,361,321	1,243,069	1,141,763	1,061,138	821,483

Operating income	205,447	158,392	258,183	232,007	179,787
Interest income and other	6,304	4,423	8,408	8,179	7,089
Interest expense	(58,624)	(50,263)	(44,923)	(45,105)	(47,639)
Loss on early extinguishment of debt	—	(5,161)	—	—	—

Income from continuing operations, before income tax provision	153,127	107,391	221,668	195,081	139,237
Income tax provision	49,224	41,407	81,825	76,135	54,455

Net income	$103,903	$65,984	$139,843	$118,946	$84,782

Earnings per common share—basic	$2.53	$1.45	$2.80	$2.42	$1.97
Earnings per common share—diluted	$2.39	$1.38	$2.63	$2.22	$1.84
Weighted average number of common shares outstanding
Basic	41,131	45,557	49,963	49,193	43,028

Diluted	43,473	47,664	53,127	53,603	45,974

	December 31,
	2011	2010	2009	2008	2007
		(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$264,423	$384,570	$118,872	$191,842	$360,463
Working capital (1)	273,117	504,680	96,817	150,409	306,214
Total assets	2,411,084	2,405,488	2,071,637	2,079,684	1,856,857
Long-term debt and capital lease obligations, including current portion and fair value hedge adjustments	796,960	793,122	555,498	551,507	551,172
Stockholders’ equity	1,106,202	1,167,606	1,102,699	1,126,218	977,484

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2011 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “—Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance.

Business Overview

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation matters, international arbitrations, M&A, antitrust and competition matters, e-discovery, management and retrieval of electronically stored information, reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

We report financial results for the following five operating segments:

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, M&A, post-acquisition integration, valuations, tax issues and performance improvement.

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics and risk mitigation services.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world.

Our Technology segment provides e-discovery and information management consulting, software and services to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce ESI, including e-mail, computer files, voicemail, instant messaging and financial and transactional data.

Our Strategic Communications segment provides advice and consulting services relating to financial and corporate communications and investor relations, reputation management and brand communications, public affairs, business consulting and digital design and marketing.

Effective January 1, 2010, we implemented a change in our organizational structure that resulted in the movement of our FEDA subpractice from our Technology segment to our Forensic and Litigation Consulting segment. This change has been reflected in our segment reporting for all periods presented.

We derive substantially all of our revenues from providing professional services to both U.S. and global clients. Over the past several years the growth in our revenues and profitability has resulted from our ability to attract new and recurring engagements and from the acquisitions we have completed.

Most of our services are rendered under time-and-expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users licensing our Ringtail® software products for installation within their own environments. We license these products directly to end users as well as indirectly through our channel partner relationships. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

Our financial results are primarily driven by:

•	the number, size and type of engagements we secure;

•	the rate per hour or fixed charges we charge our clients for services;

•	the utilization rates of the revenue-generating professionals we employ;

•	the number of revenue-generating professionals;

•	fees from clients on a retained basis or other;

•	licensing of our software products and other technology services;

•	the types of assignments we are working on at different times;

•	the length of the billing and collection cycles, and

•	the geographic locations of our clients or locations in which services are rendered.

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, and special charges plus non-operating litigation settlements. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, and special charges plus non-operating litigation settlements. Adjusted EBITDA and Adjusted Segment

EBITDA are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. These non-GAAP measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Statements of Income. We believe that these measures can be a useful operating performance measure for evaluating our results of operations as compared from period-to-period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use Adjusted EBITDA and Adjusted Segment EBITDA to evaluate and compare the operating performance of our segments.

We define Adjusted Net Income and Adjusted Earnings Per Diluted Share as net income and earnings per diluted share, respectively, excluding the impact of the special charges and loss on early extinguishment of debt that were incurred in that period.

We define acquisition growth as the results of operations of acquired companies in the first twelve months following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of all such acquisitions.

Executive Highlights

	Year Ended December 31,
	2011	2010	% Growth
	( in thousands, except per share amounts)
Revenues	$1,566,768	$1,401,461	11.8%
Special charges	$15,212	$51,131	-70.2%
Acquisition-related contingent consideration	$(6,465)	$1,190	-643.3%
Operating income	$205,447	$158,392	29.7%
Adjusted EBITDA	$271,612	$264,767	2.6%
Net income	$103,903	$65,984	57.5%
Earnings per common share—diluted	$2.39	$1.38	72.6%
Adjusted earnings per common share—diluted	$2.60	$2.13	22.0%
Net cash provided by operating activities	$173,828	$195,054	-10.9%
Total number of employees at December 31,	3,817	3,527	8.2%

Revenue for the year ended December 31, 2011 was $1.6 billion, up 11.8% compared to the prior year. Organic growth of 4.2% was due to increased demand in the Economic Consulting, Technology and Forensic and Litigation Consulting segments. In addition, acquisition-related revenues contributed primarily to the Economic Consulting segment and, to a lesser extent, the Corporate Finance/Restructuring and Forensic and Litigation Consulting segments. The appreciation of the U.S. dollar against other currencies had the effect of increasing revenue by approximately $11.4 million, or 0.7%, for the year.

During the year the Company’s business drivers reflected the transition of certain global economies from recession to slow recovery. The countercyclical activities of our Corporate Finance/Restructuring segment, primarily bankruptcy and restructuring services, continued their decline from the robust levels that prevailed in 2009, although at a much slower pace than 2010. These declines were offset by increased antitrust and M&A, financial economics, litigation, hosting, forensic accounting, litigation support and data analytics services. The Company’s Economic Consulting, Technology, Forensic and Litigation Consulting and Strategic Communications segments all recorded increased revenues compared to the prior year which more than offset the decline in revenues of the Corporate Finance/Restructuring segment.

Special charges for the year ended December 31, 2011 were $15.2 million, a $35.9 million decrease from special charges of $51.1 million recorded in 2010. The special charges recorded in 2011 related to a reduction in force primarily in our Corporate Finance/Restructuring segment. The special charges recorded in 2010 primarily related to our global branding strategy as well as a realignment of our workforce to better align capacity with expected demand.

Acquisition-related contingent consideration includes both the accretion of the contingent consideration to the expected cash payments based on the assumption that the acquired business will meet its performance measures, as well as, adjustments made to remeasure the contingent consideration liability to its fair value.

Acquisition-related contingent consideration resulted in income of $6.5 million in 2011 compared to expense of $1.2 million in 2010. The change of $7.7 million was primarily a result of a $10.0 million reduction of estimated future contingent consideration payments recorded in 2011 related to the acquisition of FS Asia Advisory Limited in 2010. This adjustment is required to reflect the contingent consideration at its fair value.

Excluding the aforementioned items, operating income increased by $3.5 million in 2011 as increased demand for antitrust and M&A and financial economics services by our Economic Consulting segment and litigation and hosting services by our Technology segment offset lower demand for the higher margin restructuring and bankruptcy services and services of the real estate advisory practice of our Corporate Finance/Restructuring segment, as well as additional key investments in the Forensic and Litigation Consulting segment.

Adjusted EBITDA, as previously defined, increased by $6.8 million, or 2.6%, to $271.6 million compared to $264.8 million in the same period last year. Adjusted EBITDA was 17.3% of revenue in 2011 compared to 18.9% of revenue in 2010. The overall increase in Adjusted EBITDA was primarily due to the $10.0 million contingent consideration gain described above and contributions from the Economic Consulting and Technology segments. These improvements compared to prior year were partially offset by a significantly reduced contribution from the Corporate Finance/Restructuring segment, which has experienced lower profitability levels since the height of the recession, and, to a lesser extent, lower contributions from the Forensic and Litigation Consulting and Strategic Communications segments.

Adjusted earnings per diluted share, as previously defined, were $2.60, a 22.0% increase from the prior year of $2.13, reflecting the Company’s higher operating earnings. The $10.0 million gain from the reduction of estimated future contingent consideration payments increased adjusted earnings per share by $0.23. Average weighted shares outstanding for 2011 declined 8.8% as a result of the shares delivered in 2011 pursuant to the 2011 ASB.

The Company generated cash flows from operations of $173.8 million in 2011 compared to $195.1 million in 2010. The change was primarily due to higher receivable collections and lower forgivable loan payments to employees more than offset by higher operating costs and interest payments. An increase in revenue in 2011 relative to 2010 translated to higher collections but at a slower rate than in prior years due to a shift in the relative mix of receivables. In 2011 our expansion occurred with clients and geographic regions that traditionally have longer billing and collection cycles such as our Economic Consulting segment and our Asia-Pacific region, relative to other segments or regions.

Headcount increased by 290, or 8.2%, to 3,817 through a combination of hiring to support growth and the addition of approximately 200 employees who joined the Company through acquisitions completed during 2011. Headcount increased in the Economic Consulting, Forensic and Litigation Consulting, Technology and Strategic Communications segments, while headcount declined in our Corporate Finance/Restructuring segment due to actions taken in 2011 to bring resources in line with the current demand for its services.

Strategic Activities

Global Reorganization

In March 2011, we adopted a matrix organizational structure, which we believe appropriately emphasizes the global geography and industry drivers across our business segments. To implement that structure, we have organized our business segments within four geographic regions consisting of (i) the North America region, (ii) the Latin America region, (iii) the Asia-Pacific region, and (iv) the EMEA region. The regional leader for each of the four geographic regions has responsibility for business development, supporting our professionals through regional administrative services, and sharing responsibility with segment leaders for the delivery of services across business segments and industry lines within such region. We will continue to present our Management Discussion and Analysis on a segment basis as the segment structure is the way that our chief operating decision makers primarily assess and manage business performance. In addition, our segment structure provides more detailed information regarding the key drivers of our business in relation to specific lines of business.

Branding Program

In the fourth quarter of 2011, we successfully completed the integration of all our business segments and practice offerings to the FTI Consulting brand to support our corporate positioning and ability to provide strategic services to clients throughout the world. Our branding initiatives include investment in corporate sponsorships, strategic placement of print media in specialty journals, brand placement in strategic locations where our clients are likely to congregate, and sponsorships of participation in high profile conferences and seminars. We also advertise on select network and cable television programs and in select sports venues that we believe are of interest to the companies that use or have need of our services.

Share Repurchase

On March 3, 2011, we announced that we had entered into a $209.4 million accelerated stock buyback transaction with Goldman Sachs. On September 2, 2011, Goldman Sachs accelerated the termination date of the 2011 ASB transaction which was to occur no later than December 2, 2011. Additionally, on September 8, 2011, we received approximately 0.7 million shares bringing the total shares delivered pursuant to the 2011 ASB to approximately 5.7 million shares of FTI Consulting common stock for an average price per share of $36.52. Our repurchase of these shares completed the $500 million stock repurchase program that we announced on November 4, 2009.

Acquisitions

On March 31, 2011 we announced that we had completed a series of transactions with LECG. Through a combination of acquisitions and group and individual hires, we added new practices that included the addition of approximately 200 professionals in Europe, the U.S. and Latin America, who were integrated into our Economic Consulting and Forensic and Litigation Consulting segments and the transaction advisory services practice of our Corporate Finance/Restructuring segment. The Company paid cash consideration of approximately $27.0 million to LECG at the applicable closings for the acquired practices. Acquisition-related costs of approximately $1.4 million were recognized in earnings.

Special Charges

We recorded special charges in the three months ended June 30, 2011 of $15.2 million which reduced our fully diluted earnings per share by $0.21. These charges are primarily comprised of salary continuation, loan forgiveness and equity acceleration costs associated with a reduction in workforce totaling 37 employees, primarily in our Corporate Finance/Restructuring segment. The charges reflect actions we took to reduce senior management related overhead in connection with the realignment of our segment management on a global basis and the alignment of our workforce with expected market trends. The total cash outflow associated with the special charges is expected to be $10.4 million, of which approximately $6.1 million has been paid as of December 31, 2011, while the non-cash charges were $4.8 million.

Operational Highlights

Performance of the Company’s Corporate Finance/Restructuring segment in the U.S. and Europe was negatively impacted by lower demand for bankruptcy and restructuring services, primarily caused by improvement in the availability of credit and credit modifications. This was partially offset by contributions from the Asia practice acquired in 2010, healthcare services and the European tax practice acquired from LECG in 2011. Margins for the year declined compared to the prior year primarily as a result of lower high margin bankruptcy and restructuring revenue.

Revenues of the Forensic and Litigation Consulting segment, which relies on litigation and regulatory investigations and proceedings, increased compared to last year due to the contributions of the disputes and forensic accounting and environmental solution practices acquired from LECG, increases in construction solution services provided within and outside the U.S., global risk, and forensic accounting and litigation support services in the Asia-Pacific and EMEA regions, and data analytics services. Margins decreased compared to the prior year as investments in key practices resulted in lower utilization and increased costs to support growing operations.

The Economic Consulting segment generated higher revenues in 2011 due to the contributions from the practices acquired from LECG and as a result of increased levels of services in the antitrust and M&A, financial economics and the European international arbitration practices. Margins in the segment declined from the prior year due to the cost of the expansion of activities to regions outside of the U.S. and higher variable compensation.

Revenues in the Technology segment increased year-over-year with contributions from the AcuityTM offering and investigation, litigation and document review engagements. Segment margins declined compared to the prior year as a result of the change in mix of revenue sources and increased headcount to support operations.

The Strategic Communications segment revenues increased in 2011 with modest organic growth as higher retainer revenues were partially offset by lower project incomes. Excluding the estimated positive impact of foreign currency translation, segment growth was limited by continued low levels of capital markets activity and M&A transaction volumes. Margins for the year declined compared to the prior year due to competitive downward fee pressure on higher margin project engagements.

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until all criteria for recognizing revenue are met. Reimbursable expenses, including those relating to travel, out-of pocket expenses, outside consultants and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. Revenues recognized, but not yet billed to clients, have been recorded as “Unbilled receivables” in the Consolidated Balance Sheets.

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions negotiated by clients or imposed by bankruptcy courts. Even if a bankruptcy court approves our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

The provision for doubtful accounts is recorded after the related work has been billed to the client and we discover that full collectability is not assured. It is classified in “Selling, general and administrative expense” (“SG&A”) on the Consolidated Statements of Income and totaled $12.6 million, $10.7 million, and $19.9 million, for the years ended December 31, 2011, 2010, and 2009, respectively. The provision for unbilled services is normally recorded prior to customer billing and is recorded as a reduction to revenues. This provision normally relates to fee adjustments, estimates of fee reductions that may be imposed by bankruptcy courts and other discretionary pricing adjustments.

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

We assess our goodwill for impairment using a fair value approach at the reporting unit level. The goodwill impairment test is a two-step process, if necessary. Effective with our annual assessment of goodwill, in the fourth quarter of fiscal 2011, we adopted the provisions of ASU No. 2011-08, which updates the guidance in ASC 350, Intangibles—Goodwill & Other. ASC 350, as amended by ASU 2011-08, provides an entity with the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the entity may skip the two-step impairment test required by prior accounting guidance. If an entity determines otherwise, Step 1 of the two-step impairment test is required. Step 1 involves determining whether the estimated fair value of the reporting units exceeds the respective book value. If the fair value exceeds the book value, goodwill of that reporting unit is not impaired. However, if the book value exceeds the fair value of the reporting unit, goodwill may be impaired and additional analysis is required. Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

In performing Step 1 of the goodwill impairment test, we compare the carrying amount of our reporting units to their estimated fair values. When available and as appropriate, we use market multiples derived from a set of competitors with comparable market characteristics to establish fair values (a market approach) for a particular reporting unit. If a set of comparables is not available, we estimate fair value using discounted cash flows (an income approach).

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates, as our businesses operate in a number of markets and geographical regions. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting units. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth and EBITDA (earnings before interest expense, income taxes, depreciation and amortization), tax rates, capital expenditures, weighted average cost of capital (WACC) and related discount rates and expected long-term growth rates. The assumptions which have the most significant effect on our valuations derived using a discounted cash flows methodology are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the discount rate.

The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Long-term growth rates represent the expected long-term growth rate for the Company, considering the industry in which we operate and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The risk adjusted discount rate used represents the estimated WACC for our reporting units. The WACC is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate size premium.

We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account a reasonable control premium.

The results of the Step 1 process indicated that the fair value of our reporting units exceeded their respective book values. As a result, Step 2 of the goodwill impairment test did not need to be performed and therefore no impairment charge was recorded for 2011. We believe that the procedures performed and the estimates and assumptions used in the Step 1 analyses for each reporting unit are reasonable and in accordance with the authoritative guidance. Based on our 2011 impairment assessment at October 1, 2011, we believe we have no at-risk goodwill.

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

Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired definite-lived intangible assets on a straight-line basis over periods ranging from 1 to 15 years.

Business Combinations. On January 1, 2009, we adopted the new accounting principles for business combinations. These accounting principles require that identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree be recognized and measured as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. In addition, while in the past we only recorded contingent consideration when paid, we now must recognize and measure the contingent consideration at fair value as of the acquisition date. Contingent consideration obligations that are classified as liabilities are remeasured at fair value each reporting period with the changes in fair value resulting from either the passage of time, revisions, or ultimate settlement of the amount payable or the timing of the initial measurement recognized in income.

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

Income Taxes. Our income tax provision consists principally of federal, state and international income taxes. We generate income in a significant number of states located throughout the U.S., as well as foreign countries in which we conduct business. Our effective income tax rate may fluctuate due to changes in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting, which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Significant New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2011-05—Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, an entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for us beginning in the first quarter of 2012. We do not expect the guidance to impact our consolidated financial statements, as it only requires a change in the format of presentation.

In May 2011, the FASB issued ASU 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the disclosure requirements are expanded to include: 1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; 2) a description of the valuation processes in place; and 3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for us beginning in the first quarter of 2012. The adoption of this standard is not expected to have a material impact on our consolidated results of operations or financial condition.

RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$427,813	$451,518	$514,260
Forensic and Litigation Consulting	365,326	324,478	300,710
Economic Consulting	353,981	255,660	234,723
Technology	218,738	176,607	170,174
Strategic Communications	200,910	193,198	180,079

Total revenues	$1,566,768	$1,401,461	$1,399,946

Operating income
Corporate Finance/Restructuring	$78,923	$88,499	$162,483
Forensic and Litigation Consulting	62,499	64,121	70,899
Economic Consulting	60,890	39,180	43,650
Technology	57,917	27,569	37,410
Strategic Communications	19,066	11,602	16,455

Segment operating income	279,295	230,971	330,897
Unallocated corporate expenses	(73,848)	(72,579)	(72,714)

Operating income	205,447	158,392	258,183

Other income (expense)
Interest income and other	6,304	4,423	8,408
Interest expense	(58,624)	(50,263)	(44,923)
Loss on early extinguishment of debt	—	(5,161)	—

	(52,320)	(51,001)	(36,515)

Income before income tax provision	153,127	107,391	221,668
Income tax provision	49,224	41,407	81,825

Net income	$103,903	$65,984	$139,843

Earnings per common share—basic	$2.53	$1.45	$2.80
Earnings per common share—diluted	$2.39	$1.38	$2.63

Reconciliation of Operating Income to Adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating income	$205,447	$158,392	$258,183
Add back:
Depreciation and amortization	28,582	31,334	28,764
Amortization of other intangible assets	22,371	23,910	24,701
Special charges	15,212	51,131	—
Litigation settlement gains, net	—	—	250

Adjusted EBITDA	$271,612	$264,767	$311,898

Reconciliation of Net Income and Earnings Per Share to Adjusted Net Income and Adjusted Earnings Per Share:

	Year Ended December 31,
	2011	2010	2009
Net income	$103,903	$65,984	$139,843
Add back:
Special charges, net of tax	9,285	32,733	—
Loss on early extinguishment of debt, net of tax	—	3,019	—

Adjusted Net Income	$113,188	$101,736	$139,843

Earnings per common share—diluted	$2.39	$1.38	$2.63

Adjusted earnings per common share—diluted	$2.60	$2.13	$2.63

Weighted average number of common shares outstanding—diluted	43,473	47,664	53,127

Year Ended December 31, 2011 compared to December 31, 2010

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

During the year ended December 31, 2011, we recorded special charges of $15.2 million, of which $4.8 million was non-cash. The charges reflect actions we took to reduce senior management related overhead in connection with the realignment of our segment management on a global basis and the alignment of our workforce with expected market trends. These actions included a reduction in workforce totaling 37 employees. The special charges consisted of:

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

The total cash outflow associated with the 2010 special charges is expected to be $19.7 million, of which $19.2 million has been paid as of December 31, 2011. The total cash outflow associated with the 2011 special charges is expected to be $10.4 million, of which $6.1 million has been paid as of December 31, 2011. The remaining liability associated with the 2010 and 2011 special charges of $4.8 million at December 31, 2011 is expected to be paid during 2012.

The following table details the special charges by segment and the decrease in total headcount:

	2011		2010
	Special Charges	Total Headcount	Special Charges	Total Headcount
	(dollars in thousands)		(dollars in thousands)
Corporate Finance/Restructuring	$9,440	22	$9,936	71
Forensic and Litigation Consulting	839	7	4,821	20
Economic Consulting	2,093	6	6,667	19
Technology	—	—	15,913	16
Strategic Communications	—	—	9,044	1

	12,372	35	46,381	127
Unallocated Corporate	2,840	2	4,750	17

Total	$15,212	37	$51,131	144

Unallocated corporate expenses

Unallocated corporate expenses increased $1.3 million, or 1.7%, to $73.8 million for 2011 from $72.6 million for 2010. Excluding the impact of special charges of $2.8 million recorded in 2011 and $4.7 million recorded in 2010, unallocated corporate expenses increased $3.2 million in 2011, or 4.7%. The increase was primarily due to $6.0 million of regional infrastructure investment, $2.9 million related to global brand integration, and $1.7 million of higher compensation and benefits costs. These increases were partially offset by a $3.6 million increase in allocation of certain system development and support costs and a $3.1 million reclassification of certain personnel to the operating segments.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $1.9 million, or 43%, to $6.3 million for 2011 from $4.4 million for 2010. This increase is primarily due to higher value interest bearing assets and equity in earnings of affiliates in the current year of $1.4 million. In addition, there was a $0.5 million positive impact on other non-operating income relative to 2010 primarily due to the write-off of certain liabilities due to the escheatment of unclaimed property.

Interest expense

Interest expense increased $8.3 million, or 17%, to $58.6 million for 2011 from $50.3 million for 2010. Interest expense increased due to the issuance of $400.0 million aggregate principal amount 6 3/4% senior notes due 2020 in September 2010, the proceeds of which we used to redeem the aggregate principal amount of $200.0 million of 7 5/8% senior notes, and fund the issuance of the aggregate principal amount of $35.0 million loan notes issued as a portion of the consideration in connection with the acquisition we completed in August 2010. This increase was partially offset by the favorable impact of lower rates on variable hedge contracts which we entered into in March 2011. On December 16, 2011, we negotiated the right to terminate the interest rate swap agreements. Upon termination of these interest rate swaps we received cash proceeds of approximately $6.6 million, including $1.0 million of accrued interest. The net proceeds of $5.6 million have been recorded in “Long-term debt and capital lease obligations” on the Consolidated Balance Sheets and will be amortized as a reduction to interest expense over the remaining term of the 2016 Notes, resulting in an effective interest rate of 7.1% per annum.

Income tax provision

Our effective tax rate was 32.1% for the year ended December 31, 2011 as compared to 38.6% for the year ended December 31, 2010. The decrease in the effective tax rate from the previous year is primarily due to the favorable impact of lower taxes on foreign earnings, a lower effective state tax rate and the benefit related to income from changes in the fair value of acquisition-related contingent consideration, which is not taxable. Our effective U.S. state income tax rate was lower due to the mix of earnings by jurisdiction in 2011 as compared to 2010.

Year Ended December 31, 2010 compared to December 31, 2009

Revenues and Operating income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Special charges

See “Special charges” for the year ended December 31, 2011 compared to December 31, 2010 for discussion of special charges recorded in the year ended December 31, 2010. There were no special charges recorded in the year ended December 31, 2009.

Unallocated corporate expenses

Unallocated corporate expenses decreased $0.1 million to $72.6 million for 2010 from $72.7 million for 2009. Lower performance-based compensation costs of $5.2 million were offset by charges of $4.7 million recorded in connection with the reduction of our workforce, discussed in Note 5—“Special Charges.”

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $4.0 million, or 47.4%, to $4.4 million for 2010 from $8.4 million for 2009. Excluding the impact of a one-time remeasurement gain of $2.3 million that we recorded in 2009, which related to our June 2009 acquisition of the remaining 50% interest in a German joint venture, interest income and other would have decreased by $1.7 million for 2010. The decrease was primarily due to a $1.1 million net unfavorable impact relative to 2009 from foreign currency transaction gains and losses due to the remeasurement of receivables and payables required to be settled in a currency other than an entity’s functional currency. The remaining decrease was attributable to a $0.3 million litigation settlement gain in the prior year and a $0.2 million decrease in interest income from the prior year.

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

Income tax provision

Our effective tax rate was 38.6% for the year ended December 31, 2010 as compared to 36.9% for the year ended December 31, 2009. The increase in the effective tax rate from the previous year is primarily due to the benefit of the discrete items in the prior year combined with the unfavorable impact of lower pre-tax profits on non-deductible expenses in the current year, including the impairment and accelerated amortization of certain trade names.

SEGMENT RESULTS

Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA which is a non-GAAP measure. The following table reconciles segment operating income to Adjusted Segment EBITDA for the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Segment operating income	$279,295	$230,971	$330,897
Add back:
Depreciation	23,620	26,102	22,737
Amortization of other intangible assets	22,371	23,910	24,701
Special charges	12,372	46,381	—

Total Adjusted Segment EBITDA	$337,658	$327,364	$378,335

Other Segment Operating Data

	$279,295	$279,295	$279,295
	Year Ended December 31,
	2011	2010	2009
Number of revenue-generating professionals: (at period end)
Corporate Finance/Restructuring	692	725	758
Forensic and Litigation Consulting	852	806	754
Economic Consulting	433	297	302
Technology	290	257	251
Strategic Communications	582	583	573

Total revenue-generating professionals	2,849	2,668	2,638

Utilization rates of billable professionals: (1)
Corporate Finance/Restructuring	70%	70%	73%
Forensic and Litigation Consulting (3)	69%	72%	76%
Economic Consulting	85%	79%	76%

Average billable rate per hour: (2)
Corporate Finance/Restructuring	$427	$435	$439
Forensic and Litigation Consulting (3)	330	324	320
Economic Consulting	482	472	456

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

(3)

2011 and 2010 utilization and average billable rate calculations for our Forensic and Litigation Consulting segment include information related to non-domestic operations that was not available in 2009.

CORPORATE FINANCE/RESTRUCTURING

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands, except rate per hour)
Revenues	$427,813	$451,518	$514,260

Operating expenses:
Direct cost of revenues	269,139	275,860	279,703
Selling, general and administrative expense	70,406	69,658	65,742
Special charges	9,440	9,936	—
Acquisition-related contingent consideration	(5,890)	1,102	—
Amortization of other intangible assets	5,795	6,463	6,332

	348,890	363,019	351,777

Segment operating income	78,923	88,499	162,483
Add back:
Depreciation and amortization of intangible assets	9,275	10,199	9,794
Special charges	9,440	9,936	—

Adjusted Segment EBITDA	$97,638	$108,634	$172,277

Gross profit (1)	$158,674	$175,658	$234,557
Gross profit margin (2)	37.1%	38.9%	45.6%
Adjusted Segment EBITDA as a percent of revenues	22.8%	24.1%	33.5%
Number of revenue generating professionals (at period end)	692	725	758
Utilization rates of billable professionals	70%	70%	73%
Average billable rate per hour	$427	$435	$439

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year ended December 31, 2011 compared to December 31, 2010

Revenues decreased $23.7 million, or 5.3%, to $427.8 million in 2011 from $451.5 million in 2010. Acquisition related revenue from the Asia practice acquired in the third quarter of 2010 and the European tax practice from LECG acquired in the first quarter of 2011 totaled $21.0 million, or 4.7%. Organic revenue declined $46.7 million, or 10.3%, due to fewer consulting hours and lower average billable rates per hour as the demand for bankruptcy and restructuring services decreased in North America and Europe along with lower volumes in the real estate advisory practice. These declines were partially offset by higher healthcare practice revenue.

Gross profit decreased $17.0 million, or 9.7%, to $158.7 million in 2011 from $175.7 million in 2010. Gross profit margin decreased 1.8 percentage points to 37.1% in 2011 from 38.9% in 2010. The gross profit margin decline was primarily due to lower revenue from the higher margin bankruptcy and restructuring practices in North America and Europe, partially offset by margin improvement in healthcare practice and gross profit from acquired practices in 2011.

SG&A expense increased $0.7 million, or 1.1%, to $70.4 million in 2011 from $69.7 million in 2010. SG&A expense was 16.5% of revenue in 2011, up from 15.4% in 2010. The increase in SG&A expense in 2011 was due to the operating expenses of the 2011 acquired practices and higher bad debt expense, partially offset by lower personnel costs, marketing, recruiting expenses and facilities costs. Bad debt expense was 0.4% of revenue in 2011 compared to 0.1% in 2010.

Amortization of other intangible assets decreased $0.7 million to $5.8 million in 2011 from $6.5 million in 2010.

Adjusted Segment EBITDA decreased $11.0 million, or 10.1%, to $97.6 million in 2011 from $108.6 million in 2010.

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

Gross profit decreased $58.9 million, or 25.1%, to $175.7 million in 2010 from $234.6 million in 2009. Gross profit margin decreased 6.7 percentage points to 38.9% in 2010 from 45.6% in 2009. The gross profit margin decline was primarily due to lower volumes in the U.S. bankruptcy and restructuring, transaction advisory and healthcare practices. In addition, gross profit was unfavorably affected by staff reductions totaling $3.4 million in 2010 required to balance current demands with resource requirements. These reductions were slightly offset by margin improvement from the Asia practice acquired in 2010.

SG&A expense increased $3.9 million, or 6.0%, to $69.7 million in 2010 from $65.7 million in 2009. SG&A expense was 15.4% of revenue in 2010, up from 12.8% in 2009. The increase in SG&A expense in 2010 was primarily due to higher marketing and business development costs and the addition of the Asia practice acquired in 2010, partially offset by lower bad debt expense. Bad debt expense was 0.1% of revenues in 2010 compared to 0.5% in 2009.

Amortization of other intangible assets increased $0.1 million to $6.5 million in 2010 from $6.3 million in 2009.

Adjusted Segment EBITDA decreased $63.6 million, or 36.9%, to $108.6 million in 2010 from $172.3 million in 2009.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands, except rate per hour)
Revenues	$365,326	$324,478	$300,710

Operating expenses:
Direct cost of revenues	231,306	192,112	168,405
Selling, general and administrative expense	68,838	59,683	58,600
Special charges	839	4,821	—
Acquisition-related contingent consideration	(575)	88	—
Amortization of other intangible assets	2,419	3,653	2,806

	302,827	260,357	229,811

Segment operating income	62,499	64,121	70,899
Add back:
Depreciation and amortization of intangible assets	5,842	6,978	5,520
Special charges	839	4,821	—

Adjusted Segment EBITDA	$69,180	$75,920	$76,419

Gross profit (1)	$134,020	$132,366	$132,305
Gross profit margin (2)	36.7%	40.8%	44.0%
Adjusted Segment EBITDA as a percent of revenues	18.9%	23.4%	25.4%
Number of revenue generating professionals (at period end)	852	806	754
Utilization rates of billable professionals (3)	69%	72%	76%
Average billable rate per hour	$330	$324	$320

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)	2011 and 2010 utilization and average billable rate calculations include information related to non-domestic operations that was not available in 2009.

Year Ended December 31, 2011 compared to December 31, 2010

Revenues increased $40.8 million, or 12.6%, to $365.3 million in 2011 from $324.5 million in 2010. Revenue from the practices acquired from LECG in the first quarter of 2011 was $18.5 million, or 5.7%, primarily driven by the disputes and forensic accounting and environmental solution practices in North America. Excluding the estimated positive impact of foreign currency translation, organic revenue growth of $20.5 million, or 6.3%, was attributed to increases in demand for construction solutions, global risk, forensic accounting and litigation support services in the Asia Pacific, Europe, Middle East and Africa regions, and data analytics services.

Gross profit increased $1.6 million, or 1.2%, to $134.0 million in 2011 from $132.4 million in 2010. Gross profit margin decreased 4.1 percentage points to 36.7% in 2011 from 40.8% in 2010. The gross profit margin decline was due to lower utilization and increased headcount from investments in key practices, which offset higher consulting volumes and higher average billable rates per hour.

SG&A expense increased $9.1 million, or 15.3%, to $68.8 million in 2011 from $59.7 million in 2010. SG&A expense was 18.8% of revenue in 2011, up from 18.4% in 2010. The increase in SG&A expense in 2011 was due to overhead expenses related to the 2011 acquired practices and increased facilities and information technology costs to support growing operations. Bad debt expense was 1.0% of revenues in 2011 compared to 0.9% in 2010.

Amortization of other intangible assets decreased $1.3 million to $2.4 million in 2011 from $3.7 million in 2010.

Adjusted Segment EBITDA decreased $6.8 million, or 8.9%, to $69.2 million in 2011 from $76.0 million in 2010.

Year Ended December 31, 2010 compared to December 31, 2009

Revenues increased $23.8 million, or 7.9%, to $324.5 million in 2010 from $300.7 million in 2009. Revenue growth from the Asia acquisition completed in 2010 was $1.9 million, or 0.6%. Organic revenues increased $21.9 million, or 7.3%. The organic revenue growth was attributed to increases in both consulting hours and average billable rates per hour in our North American consulting practice and growth in our international risk and investigations practices in the Asia Pacific and Ibero America regions. Revenue from our North American consulting practice continued to benefit from two high profile fraud cases which began in the first quarter of 2009; however, revenue on these cases declined in 2010 compared to 2009, while new matters replaced that loss and provided incremental revenue.

Gross profit increased $0.1 million, to $132.4 million in 2010 from $132.3 million in 2009. Gross profit margin decreased 3.2 percentage points to 40.8% in 2010 from 44.0% in 2009. The gross profit margin decline was due to lower utilization and higher personnel costs, primarily driven by increased headcount from investments in key practices.

SG&A expense increased $1.1 million, or 1.8%, to $59.7 million in 2010 from $58.6 million in 2009. SG&A expense was 18.4% of revenue in 2010, down from 19.5% in 2009. The increase in SG&A expense in 2010 was due to higher internal allocations of corporate costs incurred in direct support of segment operations, professional service fees and rent and occupancy costs, partially offset by lower bad debt expense. Bad debt expense was 0.9% of revenue in 2010 compared to 2.1% in 2009.

Amortization of other intangible assets increased $0.9 million to $3.7 million in 2010 from $2.8 million in 2009.

Adjusted Segment EBITDA decreased $0.5 million, or 0.7%, to $75.9 million in 2010 from $76.4 million in 2009.

ECONOMIC CONSULTING

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands, except rate per hour)
Revenues	$353,981	$255,660	$234,723

Operating expenses:
Direct cost of revenues	242,703	170,718	153,210
Selling, general and administrative expense	46,802	37,879	35,744
Special charges	2,093	6,667	—
Amortization of other intangible assets	1,493	1,216	2,119

	293,091	216,480	191,073

Segment operating income	60,890	39,180	43,650
Add back:
Depreciation and amortization of intangible assets	4,045	3,634	3,917
Special charges	2,093	6,667	—

Adjusted Segment EBITDA	$67,028	$49,481	$47,567

Gross profit (1)	$111,278	$84,942	$81,513
Gross profit margin (2)	31.4%	33.2%	34.7%
Adjusted Segment EBITDA as a percent of revenues	18.9%	19.4%	20.3%
Number of revenue generating professionals (at period end)	433	297	302
Utilization rates of billable professionals	85%	79%	76%
Average billable rate per hour	$482	$472	$456

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year ended December 31, 2011 compared to December 31, 2010

Revenues increased $98.3 million, or 38.5%, to $354.0 million in 2011 from $255.7 million in 2010. Revenue from the competition policy, financial advisory, international arbitration, and electric power and airline competition practices acquired from LECG in 2011 was $55.2 million, or 21.6%, of revenues. Excluding the estimated positive impact of foreign currency translation, organic revenue growth was $42.3 million, or 16.5%, due to increased demand in the antitrust and M&A, financial economics and European international arbitration, regulatory and valuation practices compared to 2010.

Gross profit increased $26.4 million, or 31.0%, to $111.3 million in 2011 from $84.9 million in 2010. Gross profit margin decreased 1.8 percentage points to 31.4% in 2011 from 33.2% in 2010. The gross profit margin decline was primarily attributable to higher variable compensation costs relative to 2010 and, to a lesser degree, margin compression from the 2011 acquired practices, despite higher utilization and higher average billable rates per hour.

SG&A expense increased $8.9 million, or 23.6%, to $46.8 million in 2011 from $37.9 million in 2010. SG&A expense was 13.2% of revenue in 2011, down from 14.8% in 2010. The increase in SG&A expense in 2011 was due to overhead expenses related to the 2011 acquired practices, partially offset by lower bad debt expense. Bad debt expense was 1.5% of revenue in 2011 compared to 2.7% in 2010.

Amortization of other intangible assets increased $0.3 million to $1.5 million in 2011 from $1.2 million in 2010.

Adjusted Segment EBITDA increased $17.5 million, or 35.5%, to $67.0 million in 2011 from $49.5 million in 2010.

Year ended December 31, 2010 compared to December 31, 2009

Revenues increased $21.0 million, or 8.9%, to $255.7 million in 2010 from $234.7 million in 2009. The revenue growth was due to increased consulting hours and higher average billable rates per hour in the financial economics practice and continued expansion of our European international arbitration, regulatory and valuation practices. This improvement was partially offset by declines in demand in antitrust and strategic M&A services, despite higher average billable rates per hour relative to 2009.

Gross profit increased $3.4 million, or 4.2%, to $84.9 million in 2010 from $81.5 million in 2009. Gross profit margin decreased 1.5 percentage points to 33.2% of revenue in 2010 from 34.7% of revenue in 2009. The gross profit margin decline was due to increased compensation costs related to retaining key employees. Our European practice continued to create margin compression as operations did not yet reach the scale at which revenues and staff leverage offset fixed costs paid to higher salaried senior hires.

SG&A expense increased $2.1 million, or 6.0%, to $37.9 million in 2010 from $35.7 million in 2009. SG&A expense was 14.8% of revenue in 2010 versus 15.2% of revenue in 2009. The increase in SG&A expense in 2010 was primarily due to higher bad debt expense and third party professional service fees, partially offset by lower technology infrastructure costs. Bad debt expense was 2.7% of revenue in 2010 versus 2.6% in 2009.

Amortization of other intangible assets decreased $0.9 million to $1.2 million in 2010 from $2.1 million in 2009.

Adjusted Segment EBITDA increased $1.9 million, or 4.0%, to $49.5 million in 2010 from $47.6 million in 2009.

TECHNOLOGY

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Revenues	$218,738	$176,607	$170,174

Operating expenses:
Direct cost of revenues	87,573	65,925	59,243
Selling, general and administrative expense	65,322	59,721	65,278
Special charges	—	15,913	—
Amortization of other intangible assets	7,926	7,479	8,243

	160,821	149,038	132,764

Segment operating income	57,917	27,569	37,410
Add back:
Depreciation and amortization of intangible assets	19,094	20,876	19,721
Special charges	—	15,913	—

Adjusted Segment EBITDA	$77,011	$64,358	$57,131

Gross profit (1)	$131,165	$110,682	$110,931
Gross profit margin (2)	60.0%	62.7%	65.2%
Adjusted Segment EBITDA as a percent of revenues	35.2%	36.4%	33.6%
Number of revenue generating professionals (at period end) (3)	290	257	251

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)	Includes personnel involved in direct client assistance and revenue generating consultants.

Year Ended December 31, 2011 compared to December 31, 2010

Revenues increased $42.1 million, or 23.9%, to $218.7 million in 2011 from $176.6 million in 2010. Excluding the estimated positive impact of foreign currency translation, organic revenue growth of $41.8 million, or 23.6%, was due to increased revenue from our AcuityTM offering, unit-based services and our consulting practice. Unit-based revenues increased as a result of greater demand for hosting and review services, partially offset by lower per unit pricing related to a change in the mix of offerings. Consulting revenues increased due to higher volumes and average billable rates per hour from certain litigation matters.

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

Gross profit increased $20.5 million, or 18.5%, to $131.2 million in 2011 from $110.7 million in 2010. Gross profit margin decreased 2.7 percentage points to 60.0% in 2011 from 62.7% in 2010. The gross profit margin decline was due to a change in the mix of revenue with higher third party costs related to an increase in certain litigation engagements relative to 2010.

SG&A expense increased $5.6 million, or 9.4%, to $65.3 million in 2011 from $59.7 million in 2010. SG&A expense was 29.9% of revenue in 2011, down from 33.8% of revenue in 2010. The increase in SG&A expense in 2011 was primarily due to higher personnel costs from increased headcount and higher bad debt expense. Bad debt expense was $0.7 million in 2011 compared to net recoveries of bad debt of $0.9 million in 2010. Research and development expense in 2011 was $23.7 million, compared to $25.3 million in 2010. Research and development expense in 2010 includes a charge of $2.8 million (of which $1.4 million was recorded to depreciation expense) related to the Company’s decision to expense certain previously capitalized development efforts and prepaid software licensing costs for a product offering that was replaced with alternative technologies. Excluding the charge from 2010, research and development expense was similar to the prior year.

Amortization of other intangible assets increased $0.4 million to $7.9 million in 2011 from $7.5 million in 2010.

Adjusted Segment EBITDA increased $12.6 million, or 19.7%, to $77.0 million in 2011 from $64.4 million in 2010.

Year Ended December 31, 2010 compared to December 31, 2009

Revenues increased $6.4 million, or 3.8%, to $176.6 million in 2010 from $170.2 million in 2009. The growth was due to revenue from our AcuityTM offering and increased consulting revenue, partially offset by a decline in revenue from our channel partners and lower unit-based revenues. AcuityTM , introduced in the first quarter of 2010, combines e-discovery and document review into a single offering and continues to gain momentum. Consulting revenue increased in part as a result of higher average billable rates per hour from various complex engagements which offset fewer consulting hours.

Gross profit decreased $0.2 million, or 0.2%, to $110.7 million in 2010 from $110.9 million in 2009. Gross profit margin decreased 2.5 percentage points to 62.7% in 2010 from 65.2% in 2009. The gross profit margin decline relative to 2009 was due to a higher proportion of pass through revenue, coupled with a lower proportion of high margin unit-based revenue, driven by competitive pricing pressures, and decreased channel partner revenues.

SG&A expense decreased $5.6 million, or 8.5%, to $59.7 million in 2010 from $65.3 million in 2009. SG&A expense was 33.8% of revenue in 2010 compared to 38.4% of revenue in 2009. The decrease in SG&A expense in 2010 was primarily due to lower personnel costs from decreased headcount and net recoveries of bad debt of $0.9 million in 2010 compared to bad debt expense of $1.7 million in 2009. The improvement in bad debt was due to favorable resolution or collections on previously reserved items. Research and development expense in 2010 was $25.3 million, compared to $21.4 million in 2009. Research and development expense in 2010 included a charge of $2.8 million (of which $1.4 million was recorded to depreciation expense) related to the Company’s decision to expense certain previously capitalized development efforts and prepaid software licensing costs for a product offering that will be replaced with alternative technologies. Excluding this charge, research and development expense was similar to the prior year.

Amortization of other intangible assets decreased $0.7 million to $7.5 million in 2010 from $8.2 million in 2009.

Adjusted Segment EBITDA increased $7.3 million, or 12.6%, to $64.4 million in 2010 from $57.1 million in 2009.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Revenues	$200,910	$193,198	$180,079

Operating expenses:
Direct cost of revenues	126,187	120,984	111,630
Selling, general and administrative expense	50,919	46,469	46,793
Special charges	—	9,044	—
Amortization of other intangible assets	4,738	5,099	5,201

	181,844	181,596	163,624

Segment operating income	19,066	11,602	16,455
Add back:
Depreciation and amortization of intangible assets	7,735	8,325	8,486
Special charges	—	9,044	—

Adjusted Segment EBITDA	$26,801	$28,971	$24,941

Gross profit (1)	$74,723	$72,214	$68,449
Gross profit margin (2)	37.2%	37.4%	38.0%
Adjusted Segment EBITDA as a percent of revenues	13.3%	15.0%	13.9%
Number of revenue generating professionals (at period end)	582	583	573

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2011 compared to December 31, 2010

Revenues increased $7.7 million, or 4.0%, to $200.9 million in 2011 from $193.2 million in 2010 with 3.3% growth from the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound, the Australian dollar and the Euro relative to the U.S. dollar. Organic revenue grew $1.4 million, or 0.7%, primarily due to increases in retainer revenue partially offset by lower reimbursable third party expenses and a decline in project income in the Americas and the Asia Pacific regions.

Gross profit increased $2.5 million, or 3.5%, to $74.7 million in 2011 from $72.2 million in 2010. Gross profit margin decreased 0.2 percentage points to 37.2% in 2011 from 37.4% in 2010. The gross profit margin decline was primarily due to competitive fee pressure on high margin project engagements relative to 2010.

SG&A expense increased $4.4 million to $50.9 million in 2011 from $46.5 million in 2010. SG&A expense was 25.3% of revenue in 2011, up from 24.1% of revenue in 2010. The increase in SG&A expense in 2011 was primarily due to the estimated negative impact of foreign currency, higher facilities costs, internal allocations of corporate costs incurred in direct support of segment operations and marketing expenses. Bad debt expense was 0.6% of revenues in 2011 compared to 0.7% in 2010.

Amortization of other intangible assets decreased $0.4 million to $4.7 million in 2011 from $5.1 million in 2010.

Adjusted Segment EBITDA decreased $2.2 million, or 7.5%, to $26.8 million in 2011 from $29.0 million in 2010.

Year Ended December 31, 2010 compared to December 31, 2009

Revenues increased $13.1 million, or 7.3%, to $193.2 million in 2010 from $180.1 million in 2009. Organic revenue growth was $11.1 million, or 6.2%. Excluding the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the Australian dollar relative to the U.S. dollar, organic revenue growth was 4.9%. The increase in organic revenues was primarily due to higher project-based revenues from a large crisis communication engagement in the U.S. and growth in the Asia-Pacific region from mining industry related communications projects in Australia and capital markets communication projects in Hong Kong. These were partially offset by the full year impact of lower retained revenues in the UK arising from client reductions in discretionary spending and lower pricing pressure.

Gross profit increased $3.8 million, or 5.5%, to $72.2 million in 2010 from $68.4 million in 2009. Gross profit margin decreased by 0.6 percentage points to 37.4% in 2010 from 38.0% in 2009. The gross profit margin decline compared to 2009 was due to increased variable compensation costs and other longer term compensation programs put in place relative to retention of key employees.

SG&A expense decreased $0.3 million to $46.5 million in 2010 from $46.8 million in 2009. SG&A expense was 24.1% of revenue in 2010, a decrease from 26.0% of revenue in 2009. The decrease in SG&A expense for 2010 was primarily due to lower bad debt expense, partially offset by higher marketing, travel and professional service expenses. Bad debt expense was 0.7% of revenues in 2010 compared to 1.7% in 2009.

Amortization of other intangible assets decreased $0.1 million to $5.1 million in 2010 from $5.2 million in 2009.

Adjusted Segment EBITDA increased $4.1 million, or 16.2%, to $29.0 million in 2010 from $24.9 million in 2009.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Net cash provided by operating activities	$173,828	$195,054	$250,769
Net cash used in investing activities	(93,648)	(71,086)	(89,888)
Net cash (used in) provided by financing activities	(198,729)	143,852	(240,278)

We have generally financed our day-to-day operations, capital expenditures and acquisitions through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation and acquisition-related contingent payments. Our operating cash flows generally exceed our cash needs subsequent to the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities decreased by $21.3 million to $173.8 million in 2011 from $195.1 million in 2010. The change was primarily due to higher receivable collections and lower forgivable loan payments to employees more than offset by higher operating costs and interest payments. An increase in revenue in 2011 relative to 2010 translated into higher collections but at a slower collection rate than in prior years, due to a shift in the relative mix of receivables to geographic regions that traditionally have longer billing and collection cycles, such as our Asia-Pacific region, and from clients with longer pay cycles, such as within our Economic Consulting segment, relative to other segments or regions.

Net cash used in investing activities for 2011 was $93.6 million as compared to $71.1 million for 2010. Payments for acquisitions of businesses were $62.3 million in the current year as compared to $63.1 million for 2010. Payments for acquisitions for 2011 included $25.7 million of payments, net of cash received, related to the acquisition of practices from LECG in the first quarter of 2011 and $36.6 million for payments for contingent consideration related to prior year acquisitions. Payments for acquisitions for 2010 included $30.1 million of payments for businesses located in Asia, including $8.6 million of cash held in escrow, payable upon final determination of the acquired working capital balance, and payments for contingent consideration and purchase price adjustments related to prior year acquisitions of $33.0 million. Capital expenditures were $31.1 million for 2011 as compared to $22.6 million for 2010. Capital expenditures in both 2011 and 2010 primarily related to computer equipment and software to support the growth of our Technology segment as well as operating leasehold improvements and other information technology spending required to support our global infrastructure. In addition, the Company received $15.0 million from the maturity of short-term investments in 2010.

Net cash used in financing activities for 2011 was $198.7 million as compared to net cash provided by financing activities of $143.9 million for 2010. Our financing activities for 2011 included $209.4 million in cash used to repurchase and retire 5,733,205 million shares of the Company’s common stock pursuant to the 2011 ASB. Financing activities in 2010 included $390.4 million in proceeds from the issuance of the 6  3/4% senior notes due in 2020, partially offset by cash outflows of $209.7 million for the repayment of long-term debt and $40.6 million for the purchase and retirement of common stock pursuant to our stock repurchase program authorized in February, 2009.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operating activities decreased by $55.7 million to $195.1 million in 2010 from $250.8 million in 2009. The decrease was primarily due to slower collection of accounts receivable and higher employee incentive and retention payments in 2010 compared to 2009. The slower accounts receivable collections were driven by a change in the mix of customer arrangements, particularly fewer restructuring clients with up-front payment requirements. In addition, in 2010 there were $15.1 million in cash outflows related to the realignment of our workforce and the consolidation of four office locations as discussed under “Special Charges”. The previously mentioned cash flow decreases were primarily offset by a $20.9 million reduction in income tax payments in 2010.

Net cash used in investing activities for 2010 was $71.1 million as compared to $89.9 million for 2009. Payments for acquisitions of businesses were $63.1 million in 2010 as compared to $46.7 million for 2010. Cash outflows for acquisitions in 2010 included $30.1 million of payments for businesses primarily located in Asia, including $8.6 million in cash held in escrow, payable upon final determination of the acquired working capital balance, and payments for contingent consideration related to prior year acquisitions of $33.0 million. Cash outflows for acquisitions in 2009 totaled $46.7 million, including contingent acquisition payments of $42.5 million. Capital expenditures were $22.6 million for 2010 as compared to $28.6 million for 2009. Capital expenditures in both 2010 and 2009 primarily related to leasehold improvements and the purchase of data processing equipment.

Net cash provided by financing activities in 2010 was $143.9 million as compared to net cash used in financing activities of $240.3 million in 2009. Our financing activities for 2010 included $390.4 million in proceeds from the issuance of the 6 3/4% senior notes due 2020, partially offset by cash outflows of $209.7 million for the repayment of long-term debt and $40.6 million for the purchase and retirement of common stock. Our financing activities for 2009 included $15.7 million received from the issuance of common stock under equity compensation plans offset by $250.0 million in cash outflows for the purchase and retirement of our common stock and $13.8 million to repay notes payable, primarily to former owners of an acquired business.

Capital Resources

As of December 31, 2011, our capital resources included $264.4 million of cash and cash equivalents and available borrowing capacity of $248.6 million under a $250.0 million revolving line of credit under our Senior Bank Credit Facility. As of December 31, 2011, we had no outstanding borrowings under our Senior Bank Credit Facility; however, $1.4 million of outstanding letters of credit reduced the availability of borrowings under the Senior Bank Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

The availability of borrowings under our Senior Bank Credit Facility is subject to specified borrowing conditions. We may choose to repay outstanding borrowings under the Senior Bank Credit Facility at any time before maturity without penalty. Borrowings under the Senior Bank Credit Facility bear interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate plus an applicable margin subject to minimum Eurodollar rate floor and alternative base rate floors. Under the Senior Bank Credit Facility, the lenders have a security interest in substantially all of the assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $325.0 million.

Our Senior Bank Credit Facility and the indentures governing our Notes contain covenants that, as applicable, limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; and enter into transactions with affiliates or related persons; or engage in any business other than our current and other consulting related businesses. In addition, the Senior

Bank Credit Facility includes financial covenants that require us to maintain (i) a maximum leverage ratio, (ii) a maximum senior secured leverage ratio, (iii) a minimum fixed charge coverage ratio, and (iv) minimum liquidity of at least 115% of the aggregate outstanding principal amount of the Convertible Notes (excluding amounts subject to net share settlement). At December 31, 2011, we were in compliance with all covenants as stipulated in the Senior Bank Credit Facility and the indentures governing our Notes.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements;

•	repayment of our Convertible Notes upon maturity of July 15, 2012;

•	funds required to compensate designated executive management and senior managing directors under our various long-term incentive compensation programs;

•	contingent obligations related to our acquisitions; and

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings.

We currently anticipate capital expenditures will be about $35 million to $40 million to support our organization during 2012, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement, or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price was in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk inherent at the time of acquisition to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. For these business combinations, contingent consideration is accrued only when the contingent payment can be reasonably estimated, at which time, additional goodwill is also recorded. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse. As of December 31, 2011, the Company had accrued $16.0 million in contingent consideration payments which represents our estimate of the payments which will be made in the first half of 2012.

In connection with our required adoption of the new accounting principles for business combinations, contingent purchase price obligations included in business combinations consummated subsequent to December 31, 2008 are recognized and measured as of the acquisition date at fair value. Contingent consideration obligations that are classified as liabilities on our consolidated balance sheet are re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent purchase price obligations accounted for under the new accounting principles for business combinations are $15.0 million at December 31, 2011, which represents the Company’s estimate of the current fair value of future payments to be made from 2012 to 2016. We expect to pay $1.3 million in 2012.

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

When the Convertible Notes are convertible at the option of the holder, they are classified as current on our Consolidated Balance Sheet. When the Convertible Notes are not convertible at the option of the holder, and the scheduled maturity is not within one year after the balance sheet date, they are classified as long-term. As of December 31, 2010, the notes are classified as long-term given that the per share price of our common stock did not close above the conversion threshold for 20 days in the 30 consecutive trading day period ending October 15, 2010. At December 31, 2011, the Convertible Notes are classified as short-term given that the scheduled maturity is within one year of the balance sheet date.

Upon surrendering any Convertible Note for conversion prior to maturity, in accordance with the indenture, the holder of such note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such note or (ii) the “conversion value” of the note as defined in the indenture. The conversion feature results in a premium over the face amount of the notes equal to the difference between our stock price as determined by the calculation set forth in the indenture and the conversion price of $31.25 times the conversion ratio of 31.998 shares of our common stock for each $1,000 principal amount of the notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the Convertible Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the indenture. Assuming conversion of the full $149.9 million principal amount of the Convertible Notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature.

The Convertible Notes are registered securities. In January 2012, the Convertible Notes met the conversion threshold as the per share price of our common stock rose above the conversion threshold price for 20 days in the 30 consecutive trading day period ended January 18, 2012. As of December 30, 2011, the last trade date before December 31, 2011, the Convertible Notes had a market price of $1,393 per $1,000 principal amount of Convertible Notes, compared to an estimated conversion value of approximately $1,357 per $1,000 principal amount of Convertible Notes. The Convertible Notes are currently convertible at the option of the holders through April 17, 2012 as provided in the indenture covering the Convertible Notes. Beginning June 15, 2012, the Convertible Notes will be convertible prior to the maturity date, notwithstanding the trading price of the Company’s common stock during the measurement period. We expect that all of the Convertible Notes will be converted before July 15, 2012, the maturity date. We believe we have adequate capital resources to fund potential conversions, which will require $149.9 million for the principle amount and an additional amount for any premium due. At the year-end closing price of $42.42, the premium would be approximately $53.6 million, payable at our option either in cash or in shares of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2011. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2011 and prior to the September 25, 2015 maturity date of our Senior Bank Credit Facility.

The interest obligation on our long-term debt assumes that our Notes will bear interest at their stated rates. Our Convertible Notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash.

Future contractual obligations related to our operating leases are net of contractual sublease receipts. Long-term debt that is puttable by the holder has been classified as maturing in 2012 on the following table and includes $0.4 million of notes payable to former owners of an acquired business.

Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Long-term debt	$794,479	$156,455	$6,024	$6,000	$11,000	$215,000	$400,000
Interest on long-term debt	324,001	48,857	45,328	44,848	44,221	39,497	101,250
Operating leases	277,899	44,114	39,180	35,885	29,384	25,600	103,736

Total obligations	$1,396,379	$249,426	$90,532	$86,733	$84,605	$280,097	$604,986

Future Outlook

We believe that our anticipated operating cash flows and our total liquidity, consisting of our cash on hand and $248.6 million of availability under our Senior Bank Credit Facility are sufficient to fund our capital and liquidity needs for at least the next twelve months. In making this assessment, we have considered:

•	our $264.4 million of cash and cash equivalents at December 31, 2011;

•	funds required for debt service payments, including interest payments on our long-term debt;

•	funds required for capital expenditures during 2012 of about $35 million to $40 million;

•	funds required to satisfy potential contingent payments and other obligations in relation to our existing acquisitions;

•	funds required to compensate designated senior managing directors and other key professionals by issuing unsecured forgivable employee loans;

•	the funds required to satisfy conversion of the Convertible Notes prior to the maturity date and repayment upon maturity; and

•	other known future contractual obligations.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our Senior Bank Credit Facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisitions or any unexpected significant changes in numbers of employees. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our Senior Bank Credit Facility or the indentures that govern our senior notes.

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

The following table presents principal cash flows and related interest rates by year of maturity for our fixed rate senior notes and a comparison of the fair value of the debt at December 31, 2011 and 2010. The fair values have been determined based on quoted market prices for our senior notes (in thousands).

							December 31, 2011		December 31, 2010
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value	Total	Fair Value
Long-term debt
Fixed rate	$155,940	$6,000	$6,000	$11,000	$215,000	$400,000	$793,940	$881,832	$799,940	$845,941
Average interest rate	4%	8%	8%	8%	8%	7%	7%	—	7%	—
Variable rate	$445	$—	$—	$—	$—	$—	$445	$445	$1,307	$1,307
Average interest rate	1%	—	—	—	—	—	1%	—	1%	—

Equity Price Sensitivity

We currently have outstanding $149.9 million in principal amount of 3 3/4% convertible senior subordinated notes due July 15, 2012. We are subject to equity price risk related to the convertible feature of this debt. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required to pay either an additional $4.8 million in cash or to issue shares of our common stock with a then market price equivalent to $4.8 million, at our option, to settle the conversion feature. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase depending on our common stock price at that time. However, the number of shares of our common stock issuable upon conversion of a note may not exceed the maximum conversion rate of 41.5973 per $1,000 principal amount of Convertible Notes. The Convertible Notes are currently convertible at the option of the holders through April 17, 2012 as provided in the indenture covering the notes. Beginning June 15, 2012, the Convertible Notes will be convertible notwithstanding the trading prices of our common stock during the measurement period.

The high and low sale prices per share for our common stock based on the closing sales price as reported on the New York Stock Exchange during 2011 were $43.77 and $32.99.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. The following table details by year the cash outflows that would result from the remaining stock price guarantee payments if, on the applicable determination dates, our common stock price was at $42.42 per share (our closing share price on December 30, 2011, the last trading day of December), 20% above or 20% below that price.

	2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $42.42 at December 30, 2011	$3,139	$3,625	$6,764
20% increase in share price	$2,106	$2,203	$4,309
20% decrease in share price	$4,171	$5,048	$9,219

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

Translation of Financial Results

Most of our foreign subsidiaries operate in a functional currency other than the United States dollar (USD); therefore, increases or decreases in the value of the USD against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Changes in the exchange rate between the Australian dollar and the USD and between the British pound and the USD had the most significant impact on the translation of our operating results for the year ended December 31, 2011. The net impact of a change in translation rates is recorded as a component of stockholders equity in “Accumulated Other Comprehensive (Loss) Income.” For the year ended December 31, 2011, consolidated revenues increased by approximately 0.8%, operating income increased by approximately 0.5% and diluted earnings per share increased by approximately 1.1% due to fluctuating foreign exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.

Date: February 24, 2012

/s/ Jack B. Dunn, IV
Jack B. Dunn, IV President and Chief Executive Officer (principal executive officer)

/s/ Roger D. Carlile
Roger D. Carlile Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders

FTI Consulting, Inc.:

We have audited FTI Consulting, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 24, 2012

Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 24, 2012

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2011	2010
		As Revised (Note 2)
Assets
Current assets
Cash and cash equivalents	$264,423	$384,570
Restricted cash	10,213	10,518
Accounts receivable:
Billed receivables	335,758	268,386
Unbilled receivables	173,440	120,896
Allowance for doubtful accounts and unbilled services	(80,096)	(63,205)

Accounts receivable, net	429,102	326,077
Current portion of notes receivable	26,687	28,397
Prepaid expenses and other current assets	30,448	28,174
Income taxes receivable	10,081	13,246

Total current assets	770,954	790,982
Property and equipment, net of accumulated depreciation	74,448	73,238
Goodwill	1,309,358	1,269,447
Other intangible assets, net of amortization	118,889	134,970
Notes receivable, net of current portion	81,748	76,539
Other assets	55,687	60,312

Total assets	$2,411,084	$2,405,488

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$132,773	$105,864
Accrued compensation	180,366	143,971
Current portion of long-term debt and capital lease obligations	153,381	7,559
Billings in excess of services provided	19,063	27,836
Deferred income taxes	12,254	1,072

Total current liabilities	497,837	286,302
Long-term debt and capital lease obligations, net of current portion	643,579	785,563
Deferred income taxes	88,071	85,956
Other liabilities	75,395	80,061

Total liabilities	1,304,882	1,237,882

Commitments and contingent liabilities (notes 9, 15 and 16)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—41,484 (2011) and 46,144 (2010)	415	461
Additional paid-in capital	383,978	546,337
Retained earnings	778,201	674,298
Accumulated other comprehensive loss	(56,392)	(53,490)

Total stockholders’ equity	1,106,202	1,167,606

Total liabilities and stockholders’ equity	$2,411,084	$2,405,488

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
		As Revised (Note 2)	As Revised (Note 2)
Revenues	$1,566,768	$1,401,461	$1,399,946

Operating expenses
Direct cost of revenues	956,908	825,599	772,191
Selling, general and administrative expense	373,295	341,239	344,871
Special charges	15,212	51,131	—
Acquisition-related contingent consideration	(6,465)	1,190	—
Amortization of other intangible assets	22,371	23,910	24,701

	1,361,321	1,243,069	1,141,763

Operating income	205,447	158,392	258,183

Other income (expense)
Interest income and other	6,304	4,423	8,408
Interest expense	(58,624)	(50,263)	(44,923)
Loss on early extinguishment of debt	—	(5,161)	—

	(52,320)	(51,001)	(36,515)

Income before income tax provision	153,127	107,391	221,668
Income tax provision	49,224	41,407	81,825

Net income	$103,903	$65,984	$139,843

Earnings per common share—basic	$2.53	$1.45	$2.80

Earnings per common share—diluted	$2.39	$1.38	$2.63

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Common Stock
	Shares	Amount
Balance December 31, 2008—As Revised (Note 2)	50,903	$509	$736,213	$468,471	$(78,975)	$1,126,218
Comprehensive income:
Cumulative translation adjustment, net of income taxes of $1,483	—	—	—	—	31,436	31,436
Net income	—	—	—	139,843	—	139,843

Total comprehensive income						171,279

Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share-based awards of $5,307	564	6	19,136	—	—	19,142
Employee stock purchase plan	138	1	5,236	—	—	5,237
Restricted share grants, less net settled shares of 71	216	3	(3,376)	—	—	(3,373)
Stock units issued under incentive compensation plan	—	—	5,308	—	—	5,308
Business combinations	39	—	1,344	—	—	1,344
Reacquisiton of equity component of convertible debt	—	—	(3)	—	—	(3)
Purchase and retirement of common stock	(4,875)	(49)	(249,951)	—	—	(250,000)
Share-based compensation	—	—	27,546	—	—	27,546

Balance December 31, 2009—As Revised (Note 2)	46,985	$470	$541,453	$608,314	$(47,539)	$1,102,698

Comprehensive income:
Cumulative translation adjustment, including income tax benefit of $1,484	—	—	—	—	(5,951)	(5,951)
Net income	—	—	—	65,984	—	65,984

Total comprehensive income						60,033

Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share-based awards of $227	408	4	10,512	—	—	10,516
Restricted share grants, less net settled shares of 106	510	5	(4,099)	—	—	(4,094)
Stock units issued under incentive compensation plan	—	—	6,531	—	—	6,531
Business combinations	—	—	(2,931)	—	—	(2,931)
Purchase and retirement of common stock	(1,759)	(18)	(40,616)	—	—	(40,634)
Share-based compensation	—	—	35,487	—	—	35,487

Balance December 31, 2010—As Revised (Note 2)	46,144	$461	$546,337	$674,298	$(53,490)	$1,167,606

Comprehensive income:
Cumulative translation adjustment, net of income taxes of $1,568	—	—	—	—	(2,902)	(2,902)
Net income	—	—	—	103,903	—	103,903

Total comprehensive income						101,001

Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share-based awards of $846	637	7	16,416	—	—	16,423
Restricted share grants, less net settled shares of 119	436	4	(4,470)	—	—	(4,466)
Stock units issued under incentive compensation plan	—	—	4,241	—	—	4,241
Business combinations	—	—	(5,455)	—	—	(5,455)
Purchase and retirement of common stock	(5,733)	(57)	(209,343)	—	—	(209,400)
Share-based compensation	—	—	36,252	—	—	36,252

Balance December 31, 2011	41,484	$415	$383,978	$778,201	$(56,392)	$1,106,202

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
		As Revised (Note 2)	As Revised (Note 2)
Operating activities
Net income	$103,903	$65,984	$139,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,582	31,334	28,765
Amortization and impairment of other intangible assets	22,371	47,666	24,702
Acquisition-related contingent consideration	(6,465)	1,190	—
Provision for doubtful accounts	12,586	10,720	19,866
Non-cash share-based compensation	37,352	35,246	28,637
Excess tax benefits from share-based compensation	(1,597)	(204)	(5,193)
Non-cash interest expense	8,439	12,670	7,214
Other	(471)	482	(1,604)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(94,178)	(18,881)	(13,314)
Notes receivable	(3,781)	(22,159)	(16,013)
Prepaid expenses and other assets	3,933	1,136	1,334
Accounts payable, accrued expenses and other	11,472	18,611	(14,179)
Income taxes	22,227	8,033	27,703
Accrued compensation	38,073	9,357	20,090
Billings in excess of services provided	(8,618)	(6,131)	2,918

Net cash provided by operating activities	173,828	195,054	250,769

Investing activities
Payments for acquisition of businesses, net of cash received	(62,346)	(63,086)	(46,710)
Purchases of property and equipment	(31,091)	(22,600)	(28,557)
Purchases of short-term investments	—	—	(35,717)
Proceeds from sale or maturity of short-term investments	—	15,000	20,576
Other	(211)	(400)	520

Net cash used in investing activities	(93,648)	(71,086)	(89,888)

Financing activities
Borrowings under revolving line of credit	25,000	20,000	—
Payments of revolving line of credit	(25,000)	(20,000)	—
Payments of long-term debt and capital lease obligations	(6,994)	(209,747)	(13,761)
Issuance of debt securities, net	—	390,445	—
Payments of debt financing fees	—	(3,054)	—
Cash received for settlement of interest rate swaps	5,596	—	2,288
Purchase and retirement of common stock	(209,400)	(40,634)	(250,000)
Net issuance of common stock under equity compensation plans	11,109	6,196	15,699
Excess tax benefit from share-based compensation	1,597	204	5,193
Other	(637)	442	303

Net cash (used in) provided by financing activities	(198,729)	143,852	(240,278)

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	(1,598)	(2,122)	6,427

Net (decrease) increase in cash and cash equivalents	(120,147)	265,698	(72,970)
Cash and cash equivalents, beginning of year	384,570	118,872	191,842

Cash and cash equivalents, end of year	$264,423	$384,570	$118,872

Supplemental cash flow disclosures
Cash paid for interest	$50,655	$35,441	$38,741
Cash paid for income taxes, net of refunds	38,742	33,237	54,122
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	—	—	1,166
Issuance of notes payable to acquire businesses	—	39,772	12,266
Issuance of stock units under incentive compensation plans	4,241	6,531	5,308

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

FTI Consulting, Inc. including its consolidated subsidiaries (collectively, the “Company.” “we,” “our” or “FTI Consulting”), is a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying our clients’ needs. We operate through five business segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Accounting Principles

Our financial statements are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Consolidation

The consolidated financial statements include the accounts of FTI Consulting and all of our subsidiaries that we control or variable interest entities for which we have determined that we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. The most significant estimates made and assumptions used are the determination of the allowance for doubtful accounts and unbilled services, the valuation of stock-based compensation, the determination of self-insurance reserves for certain employee benefit plans, accruals for incentive compensation, the fair value of acquisition-related contingent consideration, the measurement of deferred tax assets and the assessment of recoverability of intangible assets and goodwill. Management bases its estimates on historical trends, current experience and other assumptions that it believes are reasonable.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, unit-based and to a lesser extent, fixed-fee and performance-based.

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

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until all criteria for recognizing revenue are met. Reimbursable expenses, including those relating to travel, out-of pocket expenses, outside consultants and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. Revenues recognized, but not yet billed to clients, have been recorded as “Unbilled receivables” in the Consolidated Balance Sheets.

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

Share-Based Compensation

We measure share-based compensation using a fair value based recognition method. Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period or performance period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date.

We use the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various judgmental assumptions including volatility and expected term, which are based on our historical experience. We also make assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

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

Advertising Costs

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $23.3 million, $20.7 million, and $18.1 million during 2011, 2010 and 2009, respectively.

Income Taxes

Our income tax provision consists of federal, state and international income taxes. We generate income in a significant number of states located throughout the U.S. as well as foreign countries in which we conduct business. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid short-term investments, principally money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase. In addition, we also may invest in short-term investments with maturities greater than three months, consisting primarily of certificates of deposit and treasury bills. Any short-term investments are classified as available-for- sale and carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive (loss) income,” which is reflected as a separate component of stockholders’ equity. Gains on the sale of commercial paper or treasury bills are recognized when realized in our Consolidated Statements of Income. Losses are recognized as realized or when we have determined that an “other-than-temporary” decline in fair value has occurred. Gains and losses are determined using the specific identification method. There were no short-term investments at December 31, 2011 or 2010.

Restricted Cash

We classify cash that is restricted as to usage or withdrawal as restricted cash on our Consolidated Balance Sheets. Restricted cash is typically held in short-term interest-bearing accounts until disbursed. Restricted cash totaled $10.2 million and $10.5 million at December 31, 2011 and 2010, respectively.

Allowance for Doubtful Accounts and Unbilled Services

We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from the inability of clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions negotiated by clients or imposed by bankruptcy courts. Even if a bankruptcy court approves our services, it has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s inability to pay is mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

The provision for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Consolidated Statements of Income and totaled $12.6 million, $10.7 million, and $19.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The provision for unbilled services is normally recorded prior to customer billing and is recorded as a reduction to revenues. This provision normally relates to fee adjustments, estimates of fee reductions that may be imposed by bankruptcy courts and other discretionary pricing adjustments.

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

Notes Receivable from Employees

Notes receivable due from employees principally include unsecured general recourse forgivable loans which are provided to attract and retain certain of our senior, highly-skilled professionals. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death or disability. Professionals who terminate their employment with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest, except, in most cases, if the termination was by the Company without cause or by the employee with good reason, or, subject to certain conditions, if the employee terminates his or her employment due to retirement or non-renewal of his or her employment agreement, the loan may be forgiven or continue to be forgivable, in whole or in part. We amortize forgivable loans to expense on a straight-line basis over their requisite service periods of one to ten years. The accrued interest is calculated based on the note’s effective interest rate and is recorded as interest income.

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

Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired definite-lived intangible assets on a straight-line basis over periods ranging from 1 to 15 years.

As of December 31, 2011, we concluded that our goodwill and other intangible assets were not impaired.

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

Debt Financing Fees

We amortize the costs we incur to obtain debt financing over the terms of the underlying obligations on a straight-line basis, which approximates the effective interest method. The amortization of debt financing costs is included in “Interest expense” in our Consolidated Statements of Income. Unamortized debt financing costs are classified within “Other assets” on our Consolidated Balance Sheets.

Capitalized Software to be Sold, Leased or Otherwise Marketed

We expense costs for software products that will be sold, leased or otherwise marketed until technological feasibility has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify software products to be sold, leased or otherwise marketed as noncurrent “Other assets” on our Consolidated Balance Sheets. Unamortized capitalized software costs were $9.3 million and $7.0 million at December 31, 2011 and 2010, respectively. Amortization of capitalized software costs was $2.6 million, $1.7 million, and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

We recognize rent expense under operating leases on a straight-line basis over the non-cancelable lease term. For leases with scheduled rent increases this treatment results in a deferred rent liability, which is classified within “Other liabilities” on the Consolidated Balance Sheets. Lease inducements such as tenant improvement allowances, cash inducements, and rent abatements are amortized on a straight-line basis over the life of the lease. Unamortized lease inducements are also included in deferred rent. Deferred rent at December 31, 2011 and 2010 totaled $43.7 million and $43.9 million, respectively.

Interest Rate Swaps

We sometimes use derivative instruments, consisting primarily of interest rate swap agreements, to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt. We may enter into interest rate swap transactions with financial institutions acting as the counter-party. We do not use derivative instruments for trading or other speculative purposes. At December 31, 2011, we were not a party to any derivative instruments.

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

2. Revision to Previously Reported Financial Information

During the third quarter of 2011, we conducted a re-examination of our accounting related to our Senior Managing Director Incentive Compensation Program and related agreements (“ICP”). As a result of this review, we revised our accounting to reflect an acceleration of expense related to certain forgivable loans and/or share-based awards and corrected an immaterial error in our previously reported results for the first and second quarters of 2011 and for the annual reporting periods 2006 through 2010.

The ICP is a program designed to compensate and retain the Company’s top senior managing directors. There are currently 82 employees who participate in this program. Employees who are invited to participate in the program are eligible to receive share-based awards and forgivable loans on a discretionary or periodic basis. As a result of a re-examination of the ICP provisions related to retirement and non-renewal or resignation by the employee, and the corresponding non-compete periods, the Company determined that it should have recorded compensation expense for certain forgivable loans and/or share-based awards over a shorter period. We revised our previously reported financial information in our Form 10-Q filing for the quarterly period ended September 30, 2011 to reflect the impact of the correction of the immaterial error.

We assessed the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and determined the error was immaterial to the previously reported amounts contained in our periodic filings. Therefore, we applied the guidance for accounting changes and error corrections and have revised our prior period financial statements presented herein per SAB 108. The impact of the correction of the immaterial error was decreases to net income of $5.9 million and $3.2 million for the years ended December 31, 2010 and 2009, respectively.

The effect of recording the correction of the immaterial error on impacted line items of the consolidated statements of income for the years ended December 31, 2010 and 2009 is presented below:

	For the Year Ended
	December 31, 2010		December 31, 2009
(In thousands, except per share data)	As Reported	As Revised	As Reported	As Revised
Direct cost of revenues	$815,776	$825,599	$767,387	$772,191
Selling, general and administrative expense	340,124	341,239	344,318	344,871
Special charges	52,020	51,131	—	—
Operating income	168,441	158,392	263,540	258,183
Income before income tax provision	117,440	107,391	227,025	221,668
Income tax provision	45,550	41,407	83,999	81,825
Net income	71,890	65,984	143,026	139,843
Earnings per common share:
Basic	$1.58	$1.45	$2.86	$2.80
Diluted	$1.51	$1.38	$2.70	$2.63

The effect of recording the correction of the immaterial error on impacted line items of the consolidated balance sheet at December 31, 2010 is presented below:

	December 31,
	2010
(In thousands)	As Reported	As Revised
Current portion notes receivable	$26,130	$28,397
Total current assets	788,715	790,982
Notes receivable, net of current portion	87,677	76,539
Total assets	2,414,359	2,405,488
Deferred income taxes	4,052	1,072
Total current liabilities	289,282	286,302
Deferred income taxes	92,134	85,956
Total liabilities	1,247,040	1,237,882
Additional paid-in capital	532,929	546,337
Retained earnings	687,419	674,298
Total stockholders’ equity	1,167,319	1,167,606
Total liabilities and stockholders’ equity	2,414,359	2,405,488

3. New Accounting Standards Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05—Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, an entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance is effective for us beginning in the first quarter of 2012. We do not expect the guidance to impact the results of our consolidated financial statements, as it only requires a change in the format of presentation.

In May 2011, the FASB issued ASU 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The disclosure requirements are expanded to include for fair value measurements categorized in

Level 3 of the fair value hierarchy: 1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; 2) a description of the valuation processes in place; and 3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for us beginning in the first quarter of 2012. The adoption of this standard is not expected to have a material impact on our consolidated results of operations or financial condition.

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

	Year Ended December 31,
	2011	2010	2009
Numerator—basic and diluted
Net income	$103,903	$65,984	$139,843

Denominator
Weighted average number of common shares outstanding—basic	41,131	45,557	49,963
Effect of dilutive stock options	915	915	1,215
Effect of dilutive convertible notes	836	863	1,613
Effect of dilutive restricted shares	591	329	336

Weighted average number of common shares outstanding—diluted	43,473	47,664	53,127

Earnings per common share—basic	$2.53	$1.45	$2.80

Earnings per common share—diluted	$2.39	$1.38	$2.63

Antidilutive stock options and restricted shares	2,119	1,606	1,026

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

During the year ended December 31, 2011, we recorded special charges of $15.2 million, of which $4.8 million was non-cash. The charges reflect actions we took to reduce senior management related overhead in connection with our realignment of our segment management on a global basis and to align our workforce with expected market trends. These actions included a reduction in workforce totaling 37 employees. The special charges consisted of:

•	$10.4 million of salary continuance and other contractual employee related costs associated with the reduction in workforce;

•	$2.0 million related to loan forgiveness and accelerated recognition of compensation cost of share-based awards related to the reduction in workforce; and

•	$2.8 million of deferred costs under a service contract without a substantive future economic benefit to the Company.

The following table details the special charges by segment for the years ended December 31, 2011 and 2010:

	2011	2010
Corporate Finance/Restructuring	$9,440	$9,936
Forensic and Litigation Consulting	839	4,821
Economic Consulting	2,093	6,667
Technology	—	15,913
Strategic Communications	—	9,044

	12,372	46,381
Unallocated Corporate	2,840	4,750

Total	$15,212	$51,131

The total cash outflow associated with the 2010 special charges is expected to be $19.7 million, of which $19.2 million has been paid as of December 31, 2011. The total cash outflow associated with the 2011 special charges is expected to be $10.4 million, of which $6.1 million has been paid as of December 31, 2011. The remaining liability associated with the 2010 and 2011 special charges of $4.8 million at December 31, 2011 is expected to be paid during 2012. A liability for the amounts to be paid is included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets. Activity related to the liability for these costs for the years ended December 31, 2011 and 2010 is as follows:

	Employee Termination Costs	Lease Termination Costs	Total
Balance at January 1, 2010	$—	$—	$—
Additions	12,069	7,701	19,770
Payments	(10,149)	(4,939)	(15,088)

Balance at December 31, 2010	1,920	2,762	4,682

Additions	10,370	—	10,370
Payments	(7,388)	(2,646)	(10,034)
Foreign currency translation adjustment and other	(144)	(116)	(260)

Balance at December 31, 2011	$4,758	$—	$4,758

6. Interest Income and Other

The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Income.

	Year Ended December 31,
	2011	2010	2009
Interest income	$6,200	$5,442	$5,645
Foreign exchange transaction gains (losses), net	(560)	(542)	587
Remeasurement gain on acquisition of German joint venture	—	—	2,277
Litigation settlement gains, net	—	—	250
Other	664	(477)	(351)

Interest income and other	$6,304	$4,423	$8,408

See Note 9 to the Consolidated Financial Statements for information on the remeasurement gain on the acquisition of the German joint venture.

7. Share-Based Compensation

Share-Based Incentive Compensation Plans

Our 2004 Long-Term Incentive Plan (“2004 Plan”) authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash–based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 Plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of December 31, 2011, there are 2,107 shares of common stock available for grant under our 2004 Long-Term Incentive Plan, all of which may be granted as share-based awards.

The FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (“2006 Plan”) authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 Plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of December 31, 2011, 95,649 shares of common stock were available for grant under our 2006 Plan, of which 9,055 shares may be granted as share-based awards.

The amendment and restatement of the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors, as previously amended (the “Deferred Compensation Plan”), (renamed the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (“2009 Omnibus Plan”)), was approved by the stockholders of FTI Consulting on June 3, 2009 and was amended and restated as of June 2, 2010. The 2009 Omnibus Plan authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. The 2009 Omnibus Plan also authorizes common stock in connection with the issuance of deferred share units or deferred restricted share units on account of certain eligible compensation electively deferred by our non-employee directors and certain key employees (excluding executive officers of FTI Consulting). We are authorized to issue up to 6,000,000 shares of common stock under the 2009 Omnibus Plan, of which no more than 5,400,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. As of December 31, 2011, 2,639,402 shares of common stock were available for grant under our 2009 Omnibus Plan, all of which may be granted as share-based awards.

Options have been granted to employees with exercise prices not less than the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the compensation committee of our board of directors. Options and restricted shares granted under our share-based incentive compensation plans typically vest over three to six years and are generally contingent on continued employment. Some stock options and restricted share awards vest upon the earlier of the achievement of a service condition or a performance condition. Our share-based incentive compensation plans provide for accelerated vesting if there is a change in control, as defined in the applicable plan. The employment agreements and award agreements with executive officers and other employees may provide for accelerated vesting or continued vesting, subject to certain conditions, on other termination events, such as death, disability, termination without good cause, termination by the employee with good reason, retirement or non-renewal of the employment agreement. We issue new shares of our common stock whenever stock options are exercised or share awards are granted. Shares of common stock under the 2009 Omnibus Plan will also be issued on account of deferred stock units and deferred restricted stock units upon an event of separation from service or an elected payment date pursuant to Section 409A of the Internal Revenue Code of 1986, as amended, and the plan.

Periodically, we issue restricted and unrestricted shares to employees upon employment or in connection with performance evaluations. The fair market value of restricted shares on the date of issuance is charged to compensation expense ratably over the remaining service period as the restrictions lapse. The fair market value of unrestricted shares on the date of issuance is immediately charged to compensation expense.

Cash-based stock appreciation rights or other cash-based awards under the 2009 Omnibus Plan may be awarded by the administrator to employees in certain foreign countries. A total of 63,000 cash-based stock appreciation rights were awarded in 2011, resulting in expense of $0.1 million in 2011. As of December 31, 2011, there was $1.1 million of unrecognized compensation cost related to the cash settled stock appreciation rights. These grants do not result in the issuance of common stock and are considered immaterial.

Share-Based Compensation Expense

The table below reflects the total share-based compensation expense recognized in our income statements for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
Income Statement Classification	Options (a)	Restricted Shares (b)	Options	Restricted Shares (b)	Options	Restricted Shares (b)
Direct cost of revenues	$10,436	$14,382	$8,771	$13,659	$8,143	$7,025
Selling, general and administrative expense	2,649	9,052	2,154	8,732	5,291	8,178
Special charges (c)	534	299	714	1,216	—	—

Share-based compensation expense before income taxes	13,619	23,733	11,639	23,607	13,434	15,203
Income tax benefit	5,014	8,749	4,201	8,466	5,462	5,567

Share-based compensation, net of income taxes	$8,605	$14,984	$7,438	$15,141	$7,972	$9,636

(a)	Includes options and stock appreciation rights.
(b)	Includes restricted share awards and deferred restricted share units and performance and market condition restricted share units.
(c)	Relates to accelerated recognition of compensation cost of share-based awards (See Note 5 to the Consolidated Financial Statements for information related to the special charges).

Stock Options

We use the Black-Scholes option-pricing model to value our option grants using the assumptions in the following table.

	Year Ended December 31,
	2011	2010	2009
Assumptions
Risk-free interest rate	0.88% – 2.58%	1.55% – 2.96%	0.66% – 2.81%
Dividend yield	0%	0%	0%
Expected term	5 – 6 years	5 – 6 years	3 – 6 years
Stock price volatility	39.23% – 40.82%	38.27% – 42.06%	38.43% – 44.75%

The following table summarizes the option activity under our share-based incentive compensation plans as of and for the year ended December 31, 2011. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on fluctuations in the fair market value per share of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	4,949	$33.52
Options granted during the period:
Exercise Price = fair market value	930	$36.36
Options exercised	(636)	$24.47
Options forfeited	(72)	$55.51

Options outstanding, December 31, 2011	5,171	$34.84	5.9 years	$51,466

Options exercisable, December 31, 2011	2,770	$31.89	4.5 years	$36,160

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 was $15.6 million, $10.3 million and $13.8 million, respectively. The actual tax benefit realized from stock options exercised totaled $3.6 million, $2.0 million and $2.8 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

The intrinsic value of options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $10.3 million, $6.0 million and $14.4 million, respectively.

The table below reflects the weighted-average grant date fair value per share of stock options and restricted shares and share units granted during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Weigted average fair value of grants
Stock options:
Grant price = fair market value	$13.68	$15.93	$19.49
Restricted shares	$37.45	$38.84	$46.92

Following is a summary of the status of stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
$14.50 – $26.45	1,233	$23.42	3.4 years	1,191	$23.33
$26.47 – $28.09	1,185	$27.76	4.3 years	674	$27.62
$28.32 – $37.39	1,034	$34.42	7.8 years	263	$31.25
$37.49 – $47.46	1,050	$40.88	8.1 years	263	$41.65
$50.62 – $70.55	669	$59.54	6.5 years	379	$60.03

	5,171			2,770

As of December 31, 2011, there was $18.3 million of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized ratably over a weighted-average period of 3.3 years.

Share Awards

A summary of our unvested restricted share award activity during the year ended December 31, 2011 is presented below. The fair value of unvested restricted share-based awards is determined based on the closing market price per share of our common stock on the grant date.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted shares outstanding, January 1, 2011	1,145	$40.74
Restricted share awards granted	526	$37.11
Restricted share awards vested	(376)	$41.41
Restricted share awards forfeited	(34)	$55.72

Unvested restricted shares outstanding, December 31, 2011	1,261	$38.54

As of December 31, 2011, there was $22.4 million of unrecognized compensation cost related to unvested restricted awards. That cost is expected to be recognized ratably over a weighted-average period of 3.2 years. The total fair value of restricted share awards that vested during the years ended December 31, 2011, 2010 and 2009 was $14.0 million, $12.6 million, and $11.6 million, respectively.

Deferred Restricted Share Units

Deferred share units and deferred restricted share units (collectively, “Restricted Share Units”) under the deferred compensation provisions of the 2009 Omnibus Plan may be granted to certain key employees and to non-employee directors who elect to defer their annual retainer payment and/or annual equity payment, payable on the date of our annual stockholders meeting each year. Each Restricted Share Unit is equivalent to one share of FTI Consulting common stock. The Restricted Share Units for key employees are immediately vested upon issuance and are settled in common stock with the participants at either their date of separation from service or the individual’s elected payment date pursuant to Section 409A of the Internal Revenue Code of 1986, as amended (“Code Section 409A”). The Restricted Share Units issued to non-employee directors on account of the director’s annual equity payment vest on the first anniversary of the grant date, provided that the non-employee director is serving in that capacity on the applicable vesting date. Restricted Share Units issued to non-employee directors on account of their annual retainer payments are not subject to any time-based vesting conditions. Restricted Share Units scheduled to vest in a year in which the director is not nominated for election or a director is not elected by stockholders will vest and not be forfeited. Upon a separation from service event or an elected payment date pursuant to Code Section 409A, such non-employee director will receive one share of common stock for each Restricted Share Unit credited to his or her account on the books of the Company.

A summary of our Restricted Share Unit activity during the year ended December 31, 2011 is presented below. The fair value of Restricted Share Units is determined based on the closing market price per share of our common stock on the grant date.

	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Restricted Share Units outstanding, January 1, 2011	432	$41.69
Restricted Share Units granted	395	$37.91
Restricted Share Units released	(44)	$46.32
Restricted Share Units forfeited	(2)	$65.06

Restricted Share Units outstanding, December 31, 2011	781	$39.66	$33,113

The intrinsic value of Restricted Share Units released reflects the market value of our common stock on the date of release. The total intrinsic value of Restricted Share Units released was $1.7 million, $1.4 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $6.0 million of unrecognized compensation cost related to unvested Restricted Share Units. That cost is expected to be recognized ratably over a weighted-average period of 2.9 years. The total fair value of Restricted Share Units that vested during the years ended December 31, 2011, 2010 and 2009 was $5.3 million, $7.0 million, and $5.9 million, respectively.

8. Research and Development Costs

Research and development costs related to software development totaled $23.7 million, $25.3 million, and $21.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Consolidated Statements of Income.

9. Acquisitions

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price is in the form of contingent consideration. The contingent consideration represents the difference between the seller’s and our perceived values of the business based upon our respective future performance estimates at the time of acquisition. The use of contingent consideration allows the buyer to shift some of the valuation risk, inherent at the time of acquisition, to the seller based upon the outcome of future financial targets that the seller contemplates in its valuation. Contingent consideration is payable annually if agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Contingent consideration related to acquisitions consummated prior to January 1, 2009 is recorded as additional purchase price with the adjustment recorded as an increase to goodwill if the contingency is satisfied. Additional consideration related to businesses acquired prior to January 1, 2009 that was recorded as an adjustment to goodwill was $27.3 million, $26.6 million, and $32.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On January 1, 2009, we adopted SFAS No. 141R Business Combinations (codified as ASC 805 Business Combinations). These principles are required to be applied prospectively to business combinations consummated subsequent to December 31, 2008. These new principles change how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. Key changes include:

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

Certain acquisition related restricted stock agreements entered into prior to January 1, 2009 contained stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During 2011, we paid $6.2 million in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in capital. Our remaining common stock price guarantees have stock floor prices that range from $28.47 to $69.48 per share and have determination dates through 2013.

2011 Acquisitions

In March 2011, we completed acquisitions of certain practices of LECG Corporation in Europe, the United States and Latin America with services relating to those provided through our Economic Consulting, Forensic and Litigation Consulting, and Corporate Finance/Restructuring segments. The acquisition-date fair value of the total consideration transferred is approximately $30.0 million, which consisted of $27.0 million of cash paid at the closings of these acquisitions, a portion of which is subject to certain working capital and other adjustments, and contingent consideration with an estimated fair value of $2.9 million. As part of the purchase price allocation, we recorded an aggregate of $24.4 million of accounts receivable, $6.3 million of identifiable intangible assets, $20.6 million of assumed liabilities and $14.6 million of goodwill. The identifiable intangible assets consisted of customer relationships with a weighted average amortization period of 12.4 years. Aggregate acquisition-related costs of approximately $1.5 million have been recognized in earnings in 2011. Pro forma results of operations have not been presented because the acquisitions were not material in relation to our consolidated financial position or results of operations for the periods presented.

2010 Acquisitions

During the third quarter of 2010, we acquired FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group) with operations in Hong Kong and other non-U.S. jurisdictions for our Corporate Finance/Restructuring segment. The initial acquisition price of $86.4 million consisted of approximately $20.2 million in cash paid at closing, $8.6 million in cash held in escrow, $35.0 million in loan notes to selling shareholders, $3.8 million cash payable in the first quarter of 2011, $0.6 million reimbursement of seller expenses and contingent consideration with an estimated fair value of $18.2 million. The cash held in escrow is recorded as “Restricted cash” and the contingent consideration is recorded as “Accounts payable, accrued expenses and other” or “Other liabilities” on the Consolidated Balance Sheets based on the expected timing of the payments. The cash held in escrow is expected to become payable in the first quarter of 2012 upon final determination of the acquired working capital balance. The contingent consideration will become payable annually at December 31 of 2010 through 2015 if the acquired business achieves certain annual and cumulative financial performance measures based on EBITDA, and is subject to a $37.1 million cap. The accretion of the contingent consideration to the expected cash payments is included within “Acquisition-related contingent consideration” in the Consolidated Statements of Income.

As part of the purchase price allocation, we recorded $6.9 million of identifiable intangible assets and $47.2 million of goodwill. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations for the periods presented.

During the fourth quarter of December 31, 2011 management determined that the fair value of the acquisition-related contingent consideration liability had declined. This remeasurement of the contingent consideration was based on management’s probability-adjusted present value of the consideration expected to be transferred during the remainder of the earnout period, based on the acquired operations’ forecasted results. The resulting reduction in the liability of $10.0 million was recorded as income and is included within “Acquisition-related contingent consideration” in the Consolidated Statements of Income.

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

10. Concentrations of Risk

We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2011, we derived approximately 24% of our revenues from non-U.S. sources. We believe that the geographic, industry and product line diversity of our customer base minimizes the risk of incurring material losses due to concentrations of credit risk. We do not have a single customer that represents ten percent or more of our consolidated revenues.

We are periodically engaged to provide services in connection with client matters where payment of our fees is deferred until the conclusion of the matter. One of these client matters has resulted in a $19.0 million unsecured trade receivable that was classified as non-current within “Other assets” on our Consolidated Balance

Sheet at December 31, 2010. The full amount of the receivable was collected in January 2012, and as such, is classified as current within “Accounts receivable – Billed receivables” on our Consolidated Balance Sheet at December 31, 2011.

11. Balance Sheet Details

	December 31,
	2011	2010
Prepaid expenses and other current assets
Prepaid expenses	$22,566	$21,863
Other current assets	7,882	6,311

	$30,448	$28,174

Accounts payable, accrued expenses and other
Accounts payable	$14,327	$11,078
Accrued expenses	41,474	26,579
Accrued contingent consideration	21,578	16,407
Accrued interest payable	14,369	14,857
Accrued taxes payable	14,950	11,757
Other current liabilities	26,075	25,186

	$132,773	$105,864

12. Financial Instruments

Derivative Financial Instruments

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt.

Accordingly, to achieve the desired mix of fixed and floating interest rate debt, we entered into four interest rate swap agreements in March 2011, which we designated as fair value hedges of changes in the fair value of our 2016 Notes. Under the terms of the interest rate swaps, we received interest on the $215.0 million notional amount at a fixed rate of 7 3/4% and paid a variable rate of interest, which varied between 5.43% and 5.56% for the year ended December 31, 2011. The variable rate was based on the London Interbank Offered Rate (“LIBOR”) as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly matched those of the hedged 2016 Notes. These interest rate swaps qualified for hedge accounting using the short-cut method under ASC 815-20-25, Derivatives and Hedging, which assumes no hedge ineffectiveness. As a result, the changes in the fair value of the interest rate swaps and the changes in fair value of the hedged debt were assumed to be equal and offsetting. For the year ended December 31, 2011, the impact of effectively converting the interest rate of $215.0 million of our senior notes from fixed rate to variable rate decreased interest expense by $3.6 million.

On December 16, 2011, we negotiated the right to terminate the interest rate swap agreements. Upon termination of these interest rate swaps we received cash proceeds of approximately $6.6 million, including $1.0 million of accrued interest. The net proceeds of $5.6 million have been recorded in “Long-term debt and capital lease obligations” on the Consolidated Balance Sheets and will be amortized as a reduction to interest expense over the remaining term of the 2016 Notes, resulting in an effective interest rate of 7.1% per annum. At December 31, 2011, there were no derivative instruments designated as fair value hedges.

Fair Value of Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2011 and 2010, based on the short-term nature of the assets and liabilities. We determine the fair value of our long-term debt primarily based on quoted market prices for our 2016 Notes, 2020 Notes and the Convertible Notes.

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

The following table represents the change in the acquisition-related contingent consideration liability during the years ended December 31, 2011 and 2010:

(in thousands)	December 31,
	2011	2010
Beginning balance	$19,864	$—
Acquisition date fair value measurement	2,900	18,690
Adjustments to fair value recorded in earnings (a)	(6,465)	1,190
Payments	(1,217)
Unrealized gains related to currency translation in other comprehensive income	(92)	(16)

Ending balance	$14,990	$19,864

(a)

Adjustments to fair value related to accretion expense and remeasurement of contingent consideration are recorded in “Acquisition-related contingent consideration” on the Consolidated Statements of Income.

The following table presents financial assets and liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2011

Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$14,990	$14,990
As of December 31, 2010

Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$19,864	$19,864

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

The following table presents the carrying amounts and estimated fair values of our other financial instruments at December 31, 2011 and 2010:

	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Acquisition-related contingent consideration, including current portion (a)	$14,990	$14,990	$19,864	$19,864
Long-term debt, including current portion (b)	814,885	882,277	810,841	847,248

Total	$829,875	$897,267	$830,705	$867,112

(a)	The short-term portion is included in “Accounts payable, accrued expenses and other.” The long-term portion is included in “Other liabilities.”
(b)	Carrying amount includes the equity component of Convertible Notes recorded in “Additional paid-in capital” of $18.0 million.

13. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010
Leasehold improvements	$56,504	$51,822
Construction in progress	3,472	1,655
Furniture and equipment	33,661	32,107
Computer equipment and software	85,962	78,811

	179,599	164,395
Accumulated depreciation and amortization	(105,151)	(91,157)

Property and equipment, net	$74,448	$73,238

Depreciation expense was $26.0 million in 2011, $29.6 million in 2010 and $27.8 million in 2009.

14. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance December 31, 2009	$387,276	$194,229	$196,731	$118,011	$299,702	$1,195,949
Goodwill acquired during the year	47,181	2,598	—	—	—	49,779
Contingent consideration (a)	—	1,094	5,958	—	19,549	26,601
Foreign currency translation adjustment and other	(18)	(687)	—	(51)	(2,126)	(2,882)

Balance December 31, 2010	$434,439	$197,234	$202,689	$117,960	$317,125	$1,269,447

Goodwill acquired during the year	2,054	760	11,749	—	—	14,563
Contingent consideration (a)	—	499	15,512	—	11,326	27,337
Foreign currency translation adjustment and other	(450)	(446)	(463)	(2)	(628)	(1,989)

Balance December 31, 2011	$436,043	$198,047	$229,487	$117,958	$327,823	$1,309,358

(a)	Contingent consideration related to business combinations consummated prior to January 1, 2009.

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $22.4 million in 2011, $23.9 million in 2010, and $24.7 million in 2009. Based solely on the amortizable intangible assets recorded at December 31, 2011, we estimate amortization expense to be $21.9 million in 2012, $20.2 million in 2013, $11.6 million in 2014, $10.6 million in 2015, $9.1 million in 2016 and an aggregate of $39.8 million in years after 2016. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

		December 31, 2011		December 31, 2010
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	1 to 15	$144,696	$49,381	$149,278	$46,146
Non-competition agreements	1 to 10	14,601	8,965	19,796	11,722
Software	3 to 6	33,549	21,211	37,700	19,536
Tradenames	1 to 5	—	—	9,610	9,610
Contract backlog	1	—	—	333	333

		192,846	79,557	216,717	87,347
Unamortized intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$198,446	$79,557	$222,317	$87,347

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

15. Long-Term Debt and Capital Lease Obligations

	December 31,
	2011	2010
7 3/4% senior notes due 2016 (a)	220,555	215,000
6 3/4% senior notes due 2020	400,000	400,000
3 3/4% convertible senior subordinated notes due 2012 (b)	146,867	141,515
Notes payable to former shareholders of acquired businesses	29,445	36,307

Total debt	796,867	792,822
Less current portion	153,312	7,307

Long-term debt, net of current portion	643,555	785,515

Total capital lease obligations	94	300
Less current portion	70	252

Capital lease obligations, net of current portion	24	48

Long-term debt and capital lease obligations, net of current portion	$643,579	$785,563

(a)	Balance includes $215.0 million principal amount of 2016 Notes including a premium of $5.6 million at December 31, 2011.
(b)	Balance includes $149.9 million principal amount of Convertible Notes net of discount of $3.1 million at December 31, 2011 and $8.4 million at December 31, 2010.

6 3/4% Senior Notes Due 2020. The 2020 Notes were registered with the SEC. The net proceeds from the issuance of the 2020 Notes were $390.2 million after deducting debt issuance costs. A portion of the proceeds were used to fund the purchase of our 7 5/8% senior notes due 2013 (2013 Notes) in a concurrent tender offer as described below, and the balance has been used for general corporate purposes, which could include working capital, share repurchases, capital expenditures, acquisitions, refinancing of other debt or other capital transactions. The 2020 Notes are guaranteed, with certain exceptions, by our existing and future domestic subsidiaries. The 2020 Notes and the guarantees will be our and the guarantors’ general unsecured senior obligations and will be subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the 2020 Notes will be effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the notes, to the extent of the assets of those subsidiaries. Interest on the 2020 Notes accrues at the rate of 6 3/4% per year, payable semi-annually in cash in arrears on April 1 and October 1 of each year, commenced on April 1, 2011. The 2020 Notes will mature on October 1, 2020.

The 2020 Notes are subject to redemption at our option, in whole or in part, at any time after October 1, 2015, upon not less than 30 nor more than 60 days’ prior notice at the following redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the twelve month period beginning on October 1 of the years indicated below, subject to the rights of holders of notes on the relevant record date to receive interest on the relevant interest payment date:

Year	Redemption Price
2015	103.375%
2016	102.250%
2017	101.125%
2018 and thereafter	100.000%

Debt issue costs of approximately $9.8 million were capitalized and are being amortized over the term of the 2020 Notes.

7 5/8% senior notes due 2013. The 2013 Notes were registered with the SEC. Cash interest was payable semi-annually beginning December 15, 2005 at a rate of 7.625% per year. We had the right to redeem all or part of these notes at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest on the notes redeemed to the applicable redemption date, if redeemed during the twelve month period beginning on June 15, of the years indicated below, subject to the rights of holders of notes on the relevant record date to receive interest on the relevant interest payment date.

Year	Percentage
2009	103.813%
2010	101.906%
2011 and thereafter	100.000%

These notes were senior unsecured indebtedness of ours and ranked equal in right of payment with all of our other unsubordinated, unsecured indebtedness.

In August 2005, we entered into two interest rate swap contracts with an aggregate notional amount of $60.0 million to receive interest at 7 5/8% and pay a variable rate of interest based upon the LIBOR. We designated these swaps as fair value hedges of the changes in fair value of $60.0 million of our 2013 Notes. Under the terms of the interest rate swap agreements, we received interest on the $60.0 million notional amount at a fixed rate of 7.625% and paid a variable rate of interest, which was between 5.60% and 7.85% for the year ended December 31, 2009, based on the LIBOR as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly matched those of the hedged senior notes. In accordance with ASC 815-20-25, Derivatives and Hedging, the swaps were accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt were recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness was recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. For the year ended December 31, 2009, the impact of effectively converting the interest rate of $60.0 million of our senior notes from fixed rate to variable rate decreased interest expense by $0.9 million. The counterparties to the swaps exercised their right to terminate the swaps as of June 15, 2009 which resulted in a $2.3 million gain on termination. This gain has been recorded in “Long-term debt and capital lease obligations” on the Consolidated Balance Sheets and was being amortized as a reduction to interest expense over the remaining term of the 2013 Notes, resulting in an effective interest rate of 6.5% per annum on $60.0 million of the 2013 Notes.

On September 14, 2010, we commenced a cash tender offer for any and all of our outstanding 2013 Notes for a price equal to $1,021.56 per $1,000 principal amount of the notes, which included $1,001.56 as the tender offer consideration and $20.00 as a consent payment (the “Tender Offer”). In connection with the Tender

Offer, we solicited consents to certain proposed amendments to the indenture dated as of August 2, 2005, under which the 2013 Notes were issued, that would, among other modifications, eliminate substantially all of the restrictive covenants and certain events of default in the indenture.

At the expiration of the consent payment deadline on September 27, 2010, an aggregate principal amount of $185.8 million 2013 Notes had been tendered. We used approximately $189.8 million of the net proceeds from the Offering to fund the purchase of the 2013 Notes and the related consent payments. We also received consents from holders of the required majority of the principal amount of the 2013 Notes to, among other modifications, eliminate substantially all of the restrictive covenants and certain events of default in the indenture governing the 2013 Notes.

On November 1, 2010, FTI Consulting redeemed all of the 2013 Notes that remained outstanding as of the tender offer expiration date of October 12, 2010 in the aggregate principal amount of approximately $14.2 million. The redemption price for such 2013 Notes was 101.906% of the principal amount plus accrued and unpaid interest. Interest on the redeemed 2013 Notes ceased to accrue on and after November 1, 2010, and the only remaining right of the holders is to receive payment of the redemption price and interest accrued until, but not including, November 1, 2010 upon surrender to the paying agent of such 2013 Notes.

We recognized a loss on our early extinguishment of debt of approximately $5.2 million, consisting primarily of the consent payment and premium and write-off of unamortized deferred costs. This loss was recorded in “Loss on early extinguishment of debt” within the Consolidated Statements of Income.

7 3/4% senior notes due 2016. The 2016 Notes were registered with the SEC. Cash interest is payable semiannually beginning April 1, 2007 at a rate of 7.75% per year. We may choose to redeem some or all of these notes starting October 1, 2011 at an initial redemption price of 103.875% of the aggregate principal amount of these notes plus accrued and unpaid interest. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness. We have agreed to specific registration rights with respect to these notes. If we do not maintain the registration of the notes effective through maturity, subject to limitations, then the annual interest rate on these notes will increase by 0.25% every 90 days, up to a maximum of 1.0% until the default ceases to exist. If we have a registration default and subsequently correct it, the annual interest rate on the notes will revert to 7.75%.

In March 2011, we entered into four interest rate swap contracts, which we designated as fair value hedges of the changes in fair value of $215.0 million of our 2016 Notes. Under the terms of the interest rate swap agreements, we received interest on the $215.0 million notional amount at a fixed rate of 7.75% and paid a variable rate of interest, which was between 5.43% and 5.56% for the year ended December 31, 2011, based on the LIBOR as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly matched those of the hedged senior notes. In accordance with ASC 815-20-25, Derivatives and Hedging, the swaps were accounted for as effective hedges. Accordingly, the changes in the fair values of both the swaps and the debt were recorded as equal and offsetting gains and losses in interest expense. No hedge ineffectiveness was recognized as the critical provisions of the interest rate swap agreements match the applicable provisions of the debt. For the year ended December 31, 2011, the impact of effectively converting the interest rate of $215.0 million of our 2016 Notes from fixed rate to variable rate decreased interest expense by $3.6 million. On December 17, 2011, we negotiated the right to terminate the interest rate swap agreements, which resulted in net proceeds of $5.6 million. The net proceeds have been recorded in “Long-term debt and capital lease obligations” on the Consolidated Balance Sheets and will be amortized as a reduction to interest expense over the remaining term of the 2016 Notes, resulting in an effective interest rate of 7.1% per annum on the $215.0 million of 2016 Notes.

3 3/4% convertible senior subordinated notes due 2012. The Convertible Notes are registered with the SEC. Cash interest is payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The Convertible

Notes are non-callable. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion will be paid either in cash, shares of our common stock or a combination of shares of our common stock and cash at our option. The “conversion value” of each note is the average closing price of our shares over the “conversion reference period,” as defined in the indenture, times the initial conversion rate of 31.998, subject to adjustment upon specified events. Assuming conversion of the full $149.9 million principal amount of the notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million to settle the conversion feature. The Convertible Notes may be converted prior to the July 15, 2012 maturity date at the option of the holder unless earlier repurchased: (1) on or after June 15, 2012; (2) if a specified fundamental change event occurs; (3) if the closing sale price of our common stock for a specified time period exceeds 120% of the conversion price for a specified time period; or (4) if the trading price for a convertible note is less than 95% of the closing sale price of our common stock into which it can be converted for a specified time period. The Convertible Notes are currently convertible through April 17, 2012.

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

When the Convertible Notes are convertible at the option of the holder, they are classified as current on our Consolidated Balance Sheet. When the Convertible Notes are not convertible at the option of the holder, and the scheduled maturity is not within one year after the balance sheet date, they are classified as long-term. As of December 31, 2011, the Convertible Notes are classified as short-term given that the scheduled maturity is within one year of the balance sheet date.

Upon surrendering any note for conversion, in accordance with the indenture, the holder of such note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such Note or (ii) the “conversion value” of the note as defined in the indenture. The conversion feature results in a premium over the face amount of the notes equal to the difference between our stock price as determined by the calculation set forth in the indenture and the conversion price per share of $31.25 times the conversion ratio of 31.998 shares of common stock for each $1,000 principal amount of the notes. We retain our option to satisfy any conversion value in excess of each $1,000 principal amount of the notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the indenture. Based on our closing stock price at December 31, 2011, the aggregate Convertible Notes conversion value exceeds their aggregate principal amount by $53.6 million.

As of January 1, 2009, we adopted the provisions of ASC 470-20, Debt with Conversion and Other Options (ASC 470-20) (formerly FSP APB 14-1) with retrospective application to prior periods. ASC 470-20 addresses the accounting and disclosure requirements for convertible debt that may be settled in cash upon conversion. It requires an issuer to separately account for the liability and equity components of convertible debt in a manner that reflects the issuer’s nonconvertible borrowing rate, resulting in higher interest expense over the life of the instrument due to the amortization of the discount. Our Convertible Notes are subject to ASC 470-20. We applied this guidance retrospectively to all periods presented.

The following table summarizes the liability and equity components of our Convertible Notes:

	December 31, 2011	December 31, 2010
Liability component:
Principal	$149,940	$149,940
Unamortized discount	(3,073)	(8,425)

Balance of 3 3/4% convertible notes due 2012	$146,867	$141,515

Equity component (recorded in “Additional paid-in capital”)	$18,019	$18,019

The discount on the liability component will be amortized over the remaining term of the Convertible Notes through July 15, 2012 using the effective interest method. The effective interest rate on the Convertible Notes is 7 5/8%. The components of interest cost on the Convertible Notes for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010
Contractual interest	$5,623	$5,623
Amortization of debt discount	5,352	4,975
Amortization of deferred note issue costs	641	641

Total interest expense	$11,616	$11,239

Secured bank credit facility. On September 27, 2010, we refinanced our revolving senior bank credit facility, which was pursuant to the Amended and Restated Credit Agreement dated as of September 29, 2006, as amended from time to time, and maturing on September 30, 2011. Our current revolving senior bank credit facility (Senior Bank Credit Facility) consists of a $250.0 million senior secured revolving line of credit maturing on September 25, 2015. The former credit facility provided for a five-year $175.0 million senior secured revolving line of credit. We did not incur any early termination or prepayment penalties in connection with the replacement of the former credit facility. Borrowings under the Senior Bank Credit Facility bear interest at an annual rate equal to the Eurodollar rate plus an applicable margin or an alternative base rate plus an applicable margin, subject to minimum Eurodollar rate floors and alternative base rate floors. Under the Senior Bank Credit Facility, the lenders have a security interest in substantially all of the assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $325.0 million.

Our Senior Bank Credit Facility and the indentures governing our senior notes contain covenants which limit our ability to incur additional indebtedness, create liens, pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments, consolidate, merge or sell all or substantially all of our assets, guarantee obligations of other entities and our foreign subsidiaries, enter into hedging agreements, enter into transactions with affiliates or related persons and engage in any business other than consulting related businesses. In addition, the Senior Bank Credit Facility includes financial covenants that require us to maintain (i) a maximum leverage ratio, (ii) a maximum senior secured leverage ratio, (iii) a minimum fixed charge coverage ratio, and (iv) minimum liquidity of at least 115% of the aggregate outstanding principal amount of the Convertible Notes (excluding amounts subject to net share settlement). At December 31, 2011, we were in compliance with all covenants as stipulated in the Senior Bank Credit Facility and the indentures governing our senior notes. No borrowings were outstanding under the Senior Bank Credit Facility at December 31, 2011 or December 31, 2010. However, $1.4 million and $3.6 million of the borrowing limit was used (and, therefore, unavailable) as of December 31, 2011 and 2010, respectively, for letters of credit.

Notes payable to shareholders of acquired businesses. In connection with the acquisition of FD International (Holdings) Limited in October 2006 (“FD”), we issued notes to former holders of FD capital shares who elected to receive notes in lieu of cash for acquisition and earn-out consideration. These notes are unsecured and bear interest based on the LIBOR that compounds quarterly. These notes are redeemable at any time prior to their maturity and accordingly they have been classified as a current obligation. The outstanding balance of these notes was $0.4 million at December 31, 2011 and $1.3 million at December 31, 2010.

In connection with our third quarter 2010 acquisition of FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group), we issued $35.0 million of notes to selling shareholders as part of the total consideration paid. These notes are unsecured and bear interest at 8% per annum. Payments of unpaid principal and interest are to be made annually on August 19, 2011 through August 19, 2015. The principal payments have been classified as either current or non-current based on the timing of the payments. As of December 31, 2011 $6.0 million has been repaid.

Guarantees. Currently, we do not have any debt guarantees related to entities outside of the consolidated group. As of December 31, 2011, substantially all of our domestic subsidiaries are guarantors of borrowings under our Senior Bank Credit Facility, our senior notes and our Convertible Notes in the amount of $764.9 million.

Future Maturities of Long-Term Debt

For years subsequent to December 31, 2011, scheduled annual maturities of long-term debt outstanding as of December 31, 2011 are as follows.

	Long-term Debt (a)	Capital Lease Obligations	Total
2012	$156,385	$70	$156,455
2013	6,000	24	6,024
2014	6,000	—	6,000
2015	11,000	—	11,000
2016	215,000	—	215,000
Thereafter	400,000	—	400,000

	794,385	94	794,479

Less imputed interest	—	1	1

	$794,385	$93	$794,478

(a)	Principal balance on Convertible Notes does not include the discount or conversion premium.

16. Commitments and Contingencies

Operating Lease Commitments

Rental expense, net of rental income was $57.0 million during 2011, $49.6 million during 2010, and $49.5 million during 2009. For years subsequent to December 31, 2011, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases of $0.5 million in 2012, $0.3 million in 2013, $0.1 million in 2014, $0.1 million in 2015 and $0.1 million in 2016 are as follows:

Operating Leases
2012	$44,114
2013	39,180
2014	35,885
2015	29,384
2016	25,600
Thereafter	103,736

$277,899

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.

17. Income Taxes

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(In thousands)	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$8,886	$11,979
Accrued vacation and bonus	6,631	9,955
Deferred rent	17,354	17,210
Share-based compensation	25,948	23,506
Notes receivable from employees	27,900	25,107
Foreign tax credits	—	6,478
Deferred compensation	2,602	681
Convertible debt	38	105
Swap termination premium	2,285	—
Net operating loss carryforwards	5,528	—
Other—net	366	864

Total deferred tax assets:	97,538	95,885

Deferred tax liabilities:
Revenue recognition	(33,462)	(35,940)
Property, equipment and capitalized software	(1,383)	(2,115)
Goodwill and other intangible asset amortization	(160,868)	(142,182)
Currency translation adjustment	—	(2,676)
Discount on long term debt	(1,264)	—

Total deferred tax liabilities:	(196,977)	(182,913)

Valuation allowance	(886)	—

Net deferred tax assets (liabilities):	$(100,325)	$(87,028)

As of December 31, 2011, we have not provided for deferred taxes on $9.5 million of the undistributed non-U.S. subsidiary earnings that are considered permanently invested. If these earnings were repatriated, the unrecognized deferred tax liability would be approximately $3.3 million.

As of December 31, 2011, the Company had $3.5 million in deferred tax assets associated with foreign net operating loss carryforwards which can be carried forward for periods ranging from 20 years to indefinite. As of December 31, 2011, the Company believed certain deferred tax assets associated with foreign net operating loss carryforwards would expire unused based on updated forward-looking financial information. Therefore, a valuation allowance of $0.9 million was recorded against the Company’s net deferred tax assets at December 31, 2011. We have not established a valuation allowance for any of our other deferred assets as we expect that future taxable income as well as the reversal of temporary differences will enable us to fully utilize our deferred tax assets. As of December 31, 2010 we had not established a valuation allowance for any of our deferred tax assets.

The components of “Income before income tax provision” from continuing operations are as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic	$123,439	$81,371	$188,798
Foreign	29,688	26,020	32,870

	$153,127	$107,391	$221,668

The components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$30,048	$17,310	$42,911
State	5,844	906	14,379
Foreign	5,977	7,468	9,743

	41,869	25,684	67,033

Deferred
Federal	$11,858	$14,439	$13,691
State	564	3,614	2,353
Foreign	(5,067)	(2,330)	(1,252)

	7,355	15,723	14,792

Income tax provision	$49,224	$41,407	$81,825

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2011	2010	2009
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6	3.6	4.7
Benefit from lower foreign tax rates	(4.6)	(1.9)	(2.2)
Expenses not deductible for tax purposes	1.8	2.7	0.8
Changes in contingent consideration	(1.5)	—	—
All other	(1.2)	(0.8)	(1.4)

	32.1%	38.6%	36.9%

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2008 and are no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2006. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

Our liability for uncertain tax positions was $2.9 million and $2.0 million at December 31, 2011 and 2010, respectively. Interest and penalties related to uncertain tax positions are classified as operating expenses and are excluded from the income tax provision. As of December 31, 2011, our accrual for the payment of tax-related interest and penalties was not material. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

18. Stockholders’ Equity

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

November 2009 accelerated share buyback agreement. On November 9, 2009, we entered into an accelerated share buyback agreement (“Master Agreement”) with an investment bank. On the same day, FTI Consulting and the investment bank executed a supplemental confirmation to effect a $250.0 million accelerated stock buyback transaction pursuant to the Master Agreement.

On November 12, 2009, FTI Consulting paid $250.0 million to the investment bank and received a substantial majority of the shares to be delivered by the investment bank in the accelerated buyback transaction. On December 10, 2009, FTI Consulting received additional shares bringing the total shares delivered in 2010 to 4,874,807 shares of FTI Consulting common stock. This transaction was accounted for as two separate transactions, a share repurchase and a forward contract indexed to our own stock.

The repurchase of shares was accounted for as a share retirement resulting in a reduction of common stock issued and outstanding of 4,874,807 shares and a corresponding reduction in common stock and additional paid-in capital of $250.0 million. Final settlement of the repurchase transaction was scheduled for no later than July 9, 2010 and could occur earlier at the option of the investment bank or later under certain circumstances. On January 22, 2010, FTI Consulting received notice that the investment bank exercised its rights to terminate the accelerated buyback transaction. As a result, FTI Consulting received an additional 580,784 shares of common stock in January 2010, bringing the total shares repurchased pursuant to the accelerated buyback transaction to 5,455,591 shares at a purchase price of $45.82 per share. No cash was required to complete the final delivery of shares. The additional shares received were accounted for as a share retirement in the first quarter of 2010.

For the year ended December 31, 2009, the forward contract was anti-dilutive as the forward contract represented a contingent number of shares that would be delivered to FTI Consulting by the investment bank. As the shares were anti-dilutive, their impact was not considered in the computation of earnings per share for the year ended December 31, 2009 in accordance with the guidance of ASC 260, Earnings Per Share. The shares were removed from the count used for the calculation of earnings per share after delivery to FTI Consulting.

Open market purchases. After the accelerated buyback transaction settled in January 2010, a balance of $250.0 million remained available under the stock repurchase program to fund stock repurchases by the Company. During 2010, we purchased and retired 1,178,089 shares of our common stock for a total cost of approximately $40.6 million. We made no open market purchases in 2009.

March 2011 accelerated stock buyback agreement. On March 2, 2011, we entered into a supplemental confirmation with Goldman Sachs for a $209.4 million accelerated stock buyback transaction (the “2011 ASB”), pursuant to the Master Agreement. On March 7, 2011, we paid $209.4 million to Goldman Sachs using available cash on hand and received 4,433,671 shares of FTI Consulting common stock, representing a majority of the total number of shares expected to be delivered pursuant to the 2011 ASB. On May 17, 2011, we received additional shares bringing the total number of shares of our common stock delivered pursuant to the 2011 ASB to 5,061,558 shares. As permitted by the Master Agreement and the 2011 ASB, on September 2, 2011, Goldman Sachs accelerated the termination date of the 2011 ASB which was to occur no later than December 2, 2011. On September 8, 2011, we received an additional 671,647 shares of FTI Consulting common stock, bringing the total number of shares of our common stock delivered pursuant to the 2011 ASB to 5,733,205. The repurchase of shares was accounted for as a share retirement resulting in a reduction of common stock issued and outstanding of 5,733,205 shares and a corresponding reduction in common stock and additional paid-in capital of $209.4 million. The completion of the 2011 ASB completed the $500 million stock repurchase program.

19. Employee Benefit Plans

We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percent of the participant’s eligible compensation. FTI Consulting matches each participant’s eligible 401(k) plan contributions up to the annual limit specified by the Internal Revenue Service. We made contributions related to the plan of $8.3 million during 2011, $8.0 million during 2010, and $7.8 million during 2009.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom and other foreign countries. The assets of the schemes are held separately from those of FTI Consulting in independently administered funds. We contributed $5.8 million to these plans during 2011, $4.6 million during 2010, and $4.9 million during 2009.

20. Segment Reporting

We manage our business in five reportable operating segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, M&A, post-acquisition integration, valuations, tax issues and performance improvement.

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, data analytics, business intelligence assessments and risk mitigation services.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory, and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world.

Our Technology segment provides e-discovery and information management consultanting, software and services to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce ESI, including e-mail, computer files, voicemail, instant messaging, and financial and transactional data.

Our Strategic Communications segment provides advice and consulting services relating to financial and corporate communications and investor relations, reputation management and brand communications, public affairs, business consulting and digital design and marketing.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three years ended December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
Revenues
Corporate Finance/Restructuring	$427,813	$451,518	$514,260
Forensic and Litigation Consulting	365,326	324,478	300,710
Economic Consulting	353,981	255,660	234,723
Technology	218,738	176,607	170,174
Strategic Communications	200,910	193,198	180,079

Total revenues	$1,566,768	$1,401,461	$1,399,946

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$97,638	$108,634	$172,277
Forensic and Litigation Consulting	69,180	75,920	76,419
Economic Consulting	67,028	49,481	47,567
Technology	77,011	64,358	57,131
Strategic Communications	26,801	28,971	24,941

Total Adjusted Segment EBITDA	$337,658	$327,364	$378,335

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

	Year Ended December 31,
	2011	2010	2009
Total Adjusted Segment EBITDA	$337,658	$327,364	$378,335
Segment depreciation expense	(23,620)	(26,102)	(22,737)
Amortization of intangible assets	(22,371)	(23,910)	(24,701)
Special charges	(15,212)	(51,131)	—
Unallocated corporate expenses, excluding special charges	(71,008)	(67,829)	(72,714)
Interest income and other (a)	6,304	4,423	8,408
Interest expense	(58,624)	(50,263)	(44,923)
Loss on early extinguishment of debt	—	(5,161)	—

Income before income tax provision	$153,127	$107,391	$221,668

(a)	Includes corporate litigation settlement gains of $250 for the year ended December 31, 2009.

The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets.

	December 31,
	2011	2010
Corporate Finance/Restructuring	$638,085	$623,451
Forensic and Litigation Consulting	360,898	335,589
Economic Consulting	437,677	360,222
Technology	213,817	214,352
Strategic Communications	471,008	459,880

Total segment assets	2,121,485	1,993,494
Unallocated corporate assets	289,599	411,994

Total assets	$2,411,084	$2,405,488

The table below details information on our revenues for the three years ended December 31, 2011. Revenues have been attributed to location based on the location of the legal entity generating the revenue.

	Year Ended December 31,
	2011	2010	2009
United States	$1,187,661	$1,104,836	$1,154,112
All foreign countries	379,107	296,625	245,834

Total revenue	$1,566,768	$1,401,461	$1,399,946

We do not have a single customer that represents ten percent or more of our consolidated revenues.

The table below details information on our long-lived assets and net assets at December 31, 2011 and 2010 attributed to geographic location based on the location of the legal entity holding the assets.

	December 31, 2011		December 31, 2010
	United States	All foreign countries	United States	All foreign countries
Property and equipment, net of accumulated depreciation	$58,474	$15,974	$60,985	$12,253
Net assets	$547,965	$558,237	$666,682	$500,924

21. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet Information as of December 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$161,180	$197	$103,046	$—	$264,423
Restricted cash	8,632	—	1,581	—	10,213
Accounts receivable, net	148,698	165,871	114,533	—	429,102
Intercompany receivables	—	557,846	59,857	(617,703)	—
Other current assets	22,599	15,694	28,923	—	67,216

Total current assets	341,109	739,608	307,940	(617,703)	770,954
Property and equipment, net	44,233	14,240	15,975	—	74,448
Goodwill	547,667	439,068	322,623	—	1,309,358
Other intangible assets, net	38,913	34,692	45,284	—	118,889
Investments in subsidiaries	1,538,883	532,091	—	(2,070,974)	—
Other assets	70,551	48,529	18,355	—	137,435

Total assets	$2,581,356	$1,808,228	$710,177	$(2,688,677)	$2,411,084

Liabilities
Intercompany payables	$433,284	$93,947	$90,472	$(617,703)	$—
Other current liabilities	316,559	109,651	71,627	—	497,837

Total current liabilities	749,843	203,598	162,099	(617,703)	497,837
Long-term debt, net	620,579	23,000	—	—	643,579
Other liabilities	104,732	43,297	15,437	—	163,466

Total liabilities	1,475,154	269,895	177,536	(617,703)	1,304,882
Stockholders’ equity	1,106,202	1,538,333	532,641	(2,070,974)	1,106,202

Total liabilities and stockholders’ equity	$2,581,356	$1,808,228	$710,177	$(2,688,677)	$2,411,084

Condensed Consolidating Balance Sheet Information as of December 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$292,738	$1,430	$90,402	$—	$384,570
Restricted cash	8,633	—	1,885	—	10,518
Accounts receivable, net	109,663	140,328	76,086	—	326,077
Intercompany receivables	51,702	495,306	96,160	(643,168)	—
Other current assets	28,374	15,533	25,910	—	69,817

Total current assets	491,110	652,597	290,443	(643,168)	790,982
Property and equipment, net	47,091	13,893	12,254	—	73,238
Goodwill	426,866	541,395	301,186	—	1,269,447
Other intangible assets, net	5,906	79,984	49,080	—	134,970
Investments in subsidiaries	1,618,032	512,070	—	(2,130,102)	—
Other assets	57,998	58,560	20,293	—	136,851

Total assets	$2,647,003	$1,858,499	$673,256	$(2,773,270)	$2,405,488

Liabilities
Intercompany payables	$488,860	$70,622	$83,686	$(643,168)	$—
Other current liabilities	132,765	103,983	49,554	—	286,302

Total current liabilities	621,625	174,605	133,240	(643,168)	286,302
Long-term debt, net	756,515	29,048	—	—	785,563
Other liabilities	101,257	39,813	24,947	—	166,017

Total liabilities	1,479,397	243,466	158,187	(643,168)	1,237,882
Stockholders’ equity	1,167,606	1,615,033	515,069	(2,130,102)	1,167,606

Total liabilities and stockholders’ equity	$2,647,003	$1,858,499	$673,256	$(2,773,270)	$2,405,488

Condensed Consolidating Income Statement for the Year Ended December 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$584,833	$1,000,419	$384,779	$(403,263)	$1,566,768
Operating expenses
Direct cost of revenues	380,479	718,826	249,126	(391,523)	956,908
Selling, general and administrative expense	160,336	123,488	101,211	(11,740)	373,295
Special charges	8,561	228	6,423	—	15,212
Acquisition-related contingent consideration	—	—	(6,465)	—	(6,465)
Amortization of other intangible assets	3,713	12,103	6,555	—	22,371

	553,089	854,645	356,850	(403,263)	1,361,321

Operating income	31,744	145,774	27,929	—	205,447
Other (expense) income	(53,649)	1,195	134	—	(52,320)

Income before income tax provision	(21,905)	146,969	28,063	—	153,127
Income tax (benefit) provision	(12,776)	61,091	909	—	49,224
Equity in net earnings of subsidiaries	113,032	25,310	—	(138,342)	—

Net income	$103,903	$111,188	$27,154	$(138,342)	$103,903

Condensed Consolidating Income Statement for the Year Ended December 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$517,053	$1,208,607	$301,310	$(625,509)	$1,401,461
Operating expenses
Direct cost of revenues	310,070	938,332	199,321	(622,124)	825,599
Selling, general and administrative expense	147,526	128,265	68,833	(3,385)	341,239
Special charges	16,842	32,754	1,535	—	51,131
Acquisition-related contingent consideration	—	—	1,190	—	1,190
Amortization of other intangible assets	2,558	15,752	5,600	—	23,910

	476,996	1,115,103	276,479	(625,509)	1,243,069

Operating income	40,057	93,504	24,831	—	158,392
Other income (expense)	3,198	113,062	(9,697)	(157,564)	(51,001)

Income before income tax provision	43,255	206,566	15,134	(157,564)	107,391
Income tax (benefit) provision	(4,440)	43,562	2,285	—	41,407
Equity in net earnings of subsidiaries	18,289	4,601	5,666	(28,556)	—

Net income	$65,984	$167,605	$18,515	$(186,120)	$65,984

Condensed Consolidating Income Statement for the Year Ended December 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$592,986	$1,179,633	$255,582	$(628,255)	$1,399,946
Operating expenses
Direct cost of revenues	324,213	908,670	159,764	(620,456)	772,191
Selling, general and administrative expense	159,838	139,429	53,403	(7,799)	344,871
Amortization of other intangible assets	1,604	17,865	5,232	—	24,701

	485,655	1,065,964	218,399	(628,255)	1,141,763

Operating income	107,331	113,669	37,183	—	258,183
Other (expense) income	(40,294)	12,656	(8,877)	—	(36,515)

Income before income tax provision	67,037	126,325	28,306	—	221,668
Income tax provision	26,903	50,823	4,099	—	81,825
Equity in net earnings of subsidiaries	99,709	19,946	8,816	(128,471)	—

Net income	$139,843	$95,448	$33,023	$(128,471)	$139,843

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$206,672	$(40,834)	$7,990	$173,828

Investing activities
Payments for acquisition of businesses, net of cash received	(33,735)	—	(28,611)	(62,346)
Purchases of property and equipment and other	(9,868)	(13,829)	(7,605)	(31,302)

Net cash used in investing activities	(43,603)	(13,829)	(36,216)	(93,648)

Financing activities
Borrowings under revolving line of credit	25,000	—	—	25,000
Payments of revolving line of credit	(25,000)	—	—	(25,000)
Payments of long-term debt and capital lease obligations	(6,788)	(206)	—	(6,994)
Cash received for settlement of interest rate swaps	5,596	—	—	5,596
Purchase and retirement of common stock	(209,400)	—	—	(209,400)
Issuance of common stock and other	10,472	—	—	10,472
Excess tax benefits from share-based compensation	1,597	—	—	1,597
Intercompany transfers	(96,104)	53,636	42,468	—

Net cash (used in) provided by financing activities	(294,627)	53,430	42,468	(198,729)

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	—	—	(1,598)	(1,598)

Net (decrease) increase in cash and cash equivalents	(131,558)	(1,233)	12,644	(120,147)
Cash and cash equivalents, beginning of year	292,738	1,430	90,402	384,570

Cash and cash equivalents, end of year	$161,180	$197	$103,046	$264,423

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$10,705	$141,288	$43,061	$195,054

Investing activities
Payments for acquisition of businesses, net of cash received	(60,958)	—	(2,128)	(63,086)
Purchases of property and equipment and other	(8,572)	(8,858)	(5,570)	(23,000)
Purchases of short-term investments, net of sales	15,000	—	—	15,000

Net cash used in investing activities	(54,530)	(8,858)	(7,698)	(71,086)

Financing activities
Borrowings under revolving line of credit	20,000	—	—	20,000
Payments of revolving line of credit	(20,000)	—	—	(20,000)
Payments of long-term debt and capital lease obligations	(209,233)	(514)	—	(209,747)
Issuance of debt securities, net	390,445	—	—	390,445
Payments of debt financing fees	(3,054)	—	—	(3,054)
Purchase and retirement of common stock	(40,634)	—	—	(40,634)
Net issuance of common stock and other	6,638	—	—	6,638
Excess tax benefits from share-based compensation	204	—	—	204
Intercompany transfers	131,477	(131,151)	(326)	—

Net cash provided by (used in) financing activities	275,843	(131,665)	(326)	143,852

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	—	—	(2,122)	(2,122)

Net increase in cash and cash equivalents	232,018	765	32,915	265,698
Cash and cash equivalents, beginning of year	60,720	665	57,487	118,872

Cash and cash equivalents, end of year	$292,738	$1,430	$90,402	$384,570

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2009

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$55,941	$176,239	$18,589	$250,769

Investing activities
Payments for acquisition of businesses, net of cash received	(44,880)	952	(2,782)	(46,710)
Purchases of property and equipment and other	(8,284)	(13,637)	(6,116)	(28,037)
Purchases of short-term investments, net of sales	(15,141)	—	—	(15,141)

Net cash used in investing activities	(68,305)	(12,685)	(8,898)	(89,888)

Financing activities
Payments of long-term debt and capital lease obligations	(12,967)	(794)	—	(13,761)
Cash received for settlement of interest rate swaps	2,288	—	—	2,288
Purchase and retirement of common stock	(250,000)	—	—	(250,000)
Issuance of common stock and other	16,002	—	—	16,002
Excess tax benefits from share-based compensation	5,193	—	—	5,193
Intercompany transfers	181,156	(173,758)	(7,398)	—

Net cash used in financing activities	(58,328)	(174,552)	(7,398)	(240,278)

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	—	—	6,427	6,427

Net (decrease) increase in cash and cash equivalents	(70,692)	(10,998)	8,720	(72,970)
Cash and cash equivalents, beginning of year	131,412	11,663	48,767	191,842

Cash and cash equivalents, end of year	$60,720	$665	$57,487	$118,872

22. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2011
Revenues	361,816	400,437	413,802	390,713

Operating expenses
Direct cost of revenues	223,084	250,844	249,975	233,005
Selling, general and administrative expenses	88,303	94,442	97,618	92,932
Special charges	—	15,212	—	—
Acquisition-related contingent consideration	796	799	944	(9,004)
Amortization of other intangible assets	5,454	5,498	5,843	5,576

	317,637	366,795	354,380	322,509

Operating income	44,179	33,642	59,422	68,204
Interest income and other	2,000	2,923	486	895
Interest expense	(15,310)	(14,500)	(14,319)	(14,495)

Income before income tax provision	30,869	22,065	45,589	54,604
Income tax provision	11,611	6,740	16,150	14,723

Net income	19,258	15,325	29,439	39,881

Earnings per common share—basic	$0.44	$0.38	$0.73	$1.00

Earnings per common share—diluted	$0.42	$0.36	$0.70	$0.93

Weighted average common shares outstanding
Basic	43,877	40,587	40,182	39,932

Diluted	45,939	42,912	42,267	42,857

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
Revenues	$350,040	$349,033	$346,140	356,248

Operating expenses
Direct cost of revenues	199,174	211,635	206,831	207,959
Selling, general and administrative expenses	84,567	82,514	85,936	88,222
Special charges	29,356	—	—	21,775
Acquisition-related contingent consideration	—	—	179	1,011
Amortization of other intangible assets	6,091	5,852	6,286	5,681

	319,188	300,001	299,232	324,648

Operating income	30,852	49,032	46,908	31,600
Interest income and other	2,354	(141)	2,527	(317)
Interest expense	(11,318)	(11,378)	(11,904)	(15,663)
Loss on early extinguishment of debt	—	—	(5,161)	—

Income before income tax provision	21,888	37,513	32,370	15,620
Income tax provision	8,275	14,161	12,206	6,765

Net income	$13,613	$23,352	$20,164	$8,855

Earnings per common share—basic	$0.30	$0.51	$0.44	$0.20

Earnings per common share—diluted	$0.28	$0.48	$0.43	$0.19

Weighted average common shares outstanding
Basic	45,799	45,857	45,471	45,110

Diluted	48,272	48,358	46,981	46,972

The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted-average number of common shares outstanding during each quarterly period.

The effect of recording the correction of the immaterial error on impacted line items of the condensed consolidated statements of income for each of the quarters in 2011 and 2010, not previously presented, is shown below:

	For the Three Months Ended
	June 30,		March 31,		December 31,		June 30,		March 31,
	2011		2011		2010		2010		2010
(In thousands, except per share data)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Direct cost of revenues	$247,036	$250,844	$219,140	$223,084	$205,190	$207,959	$209,031	$211,635	$197,460	$199,174
Selling, general and administrative expense	94,020	94,442	87,933	88,303	87,904	88,222	82,202	82,514	84,401	84,567
Special charges	16,772	15,212	—	—	21,775	21,775	—	—	30,245	29,356
Operating income	36,312	33,642	48,493	44,179	34,687	31,600	51,948	49,032	31,843	30,852
Income before income tax provision	24,735	22,065	35,183	30,869	18,707	15,620	40,429	37,513	22,879	21,888
Income tax provision	7,823	6,740	13,385	11,611	8,031	6,765	15,363	14,161	8,694	8,275
Net income	16,912	15,325	21,798	19,258	10,676	8,855	25,066	23,352	14,185	13,613
Earnings per common share:
Basic	$0.42	$0.38	$0.50	$0.44	$0.24	$0.20	$0.55	$0.51	$0.31	$0.30
Diluted	$0.40	$0.36	$0.48	$0.42	$0.23	$0.19	$0.52	$0.48	$0.29	$0.28

See Note 2 to the Consolidated Financial Statements for information on the correction of the immaterial error.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2011, pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct, or Code of Ethics, which applies to our chairman of the board, president, chief executive officer, chief financial officer, corporate controller and our other financial professionals, as well as our chief operating officer, chief administrative officer, general counsel and chief risk officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at http://www.fticonsulting.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our chairman of the board, president, chief executive officer, chief operating officer, chief financial officer, corporate controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 500 East Pratt Street, Suite 1400, Baltimore, Maryland 21202.

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

		Management’s Report on Internal Control over Financial Reporting

		Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

		Reports of Independent Registered Public Accounting Firm—Consolidated Financial Statements

		Consolidated Balance Sheets—December 31, 2011 and 2010

		Consolidated Statements of Income—Years Ended December 31, 2011, 2010 and 2009

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income—Years Ended December 31, 2011, 2010 and 2009

		Consolidated Statements of Cash Flows—Years Ended December 31, 2011, 2010 and 2009

		Notes to Consolidated Financial Statements

	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:

		Schedule II—Valuation and Qualifying Accounts

		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise furnished.

FTI Consulting, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions			Balance at End of Period
Description		Charged to Expense	Charged to Other Accounts*	Deductions**
Year Ended December 31, 2011
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$63,205	$12,586	$18,607	$14,302	$80,096

Valuation allowance for deferred tax assets	$—	$886	$—	$—	$886

Year Ended December 31, 2010
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$59,328	$10,720	$9,621	$16,464	$63,205

Year Ended December 31, 2009
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$45,309	$19,866	$11,513	$17,360	$59,328

*	Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).
**	Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits

1.1**	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.2**	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.3**	Purchase Agreement dated September 27, 2006, by and among FTI Consulting, Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to the 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission, on October 3, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K/A (Amendment No. 2) dated September 27, 2006 and incorporated herein by reference.)

1.4	Underwriting Agreement dated October 3, 2007, by and among FTI Consulting, Inc. and Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman, Sachs & Co. (Filed with the Securities and Exchange Commission on October 3, 2007 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment to Registration Statement on Form S-3 (333-146366) dated October 3, 2007 and incorporated herein by reference.)

2.1**	Agreement for the Purchase and Sale of Assets dated as of July 24, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on July 26, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 24, 2002 and incorporated herein by reference.)

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

Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated as of December 18, 2008. (Filed with the Securities and Exchange Commission on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to By-Laws of FTI Consulting, Inc. dated as of February 25, 2009. (Filed with the Securities and Exchange Commission on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

3.5	Articles of Amendment dated June 1, 2011 to Charter of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.6	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011. (Filed with the Securities and Exchange Commission on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

4.1	Indenture dated August 2, 2005 among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to 7 5/8% Senior Notes due 2013. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.2	Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.3	Form of Note (included as Exhibit A to Exhibit 4.1). (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of August 2, 2005, among FTI Consulting, Inc., Goldman, Sachs & Co. and Banc of America Securities LLC. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.5	First Supplemental Indenture relating to the 7 5/8% Senior Notes due 2013, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors named therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.6	First Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors named therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

4.7	Second Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of February 22, 2006, by and among FTI Consulting, Inc., the guarantors named therein, Competition Policy Associates, Inc. and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 24, 2006 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment no. 2 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.8	Second Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of February 22, 2006, by and among FTI Consulting, Inc., Competition Policy Associates, Inc., a District of Columbia corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.9	Third Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.10	Third Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.11	Indenture dated as of October 3, 2006, relating to the 7 3/4% Senior Notes due 2016, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.12

Form of Note relating to 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on

Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.13	Form of Put and Call Option Agreement. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.14	Fourth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

4.15	Fourth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of November 7, 2006, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.16	First Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of December 11, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, International Risk Limited, a Delaware Corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.17	Fifth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of December 7, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.18	Fifth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of December 7, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, FTI Holder LLC, a Maryland limited liability company, and the other guarantors named therein, and Wilmington Trust Company. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.19	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.20	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.21	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

4.22	Sixth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of December 27, 2007, among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., a Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, an Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

4.23	Sixth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., a Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, an Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

4.24	Second Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of December 31, 2007, by and among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, a Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

4.25	Seventh Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of May 23, 2008, among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.26	Seventh Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of May 23, 2008 among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.27	Eighth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 24, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation (the “Company”), the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

4.28	Eighth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of September 24, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.29	Third Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of May 22, 2008, among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.30	Fourth Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of September 26, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.31	Ninth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of May 15, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

4.32	Ninth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of May 15, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

4.33	Fifth Supplemental Indenture relating to 7 3/4% Senior Notes due 2016, dated as of May 12, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

4.34	Tenth Supplemental Indenture, dated September 28, 2010, among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, relating to FTI Consulting, Inc.’s 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.35	Indenture, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, relating to FTI Consulting, Inc.’s 6 3/4% Senior Notes due 2020. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.36	Form of 6 3/4% Senior Notes due 2020 (included in Exhibit 4.35). (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.37	Form of Notation of Guarantee (included in Exhibit 4.35). (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.38	Registration Rights Agreement, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Banc of America Securities LLC. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

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

Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.53*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.54*	Form of Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.55*	FTI Consulting, Inc. 2004 Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.56*	Form of FTI Consulting, Inc. 2004 Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.57*	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.58*	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.59*	Form of Incentive Stock Option Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as amended and restated. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.60***	Amendment No. 2 effective as of August 11, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.61*	Amendment No. 3 as of December 31, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.62*	Amendment No. 2 as of December 31, 2008 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.63*	Amendment No. 1 as of December 31, 2008 to the Employment Agreement dated as of November 1, 2005 by and between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.64***	Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.65*	Amendment as of August 1, 2008 to the Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.66*	Second Amendment as of December 16, 2008 to the Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.67*	Amendment made and entered into as of December 31, 2008 to Offer Letter dated June 14, 2007 to and accepted by Jorge A. Celaya. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.68*	Employment Letter dated as of December 31, 2008 to and accepted by Roger Carlile. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.69*	Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.70*	Amendment made and entered into as of December 31, 2008 to Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.71*	Amendment No. 1 dated March 31, 2009 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan (Amended and Restated Effective as of February 20, 2008). (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)

10.72*	Amendment No. 3 to Employment Agreement made and entered into as of January 2, 2009 by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. Schedules to Amendment No. 3 to the Employment Agreement are not filed. FTI Consulting Inc. will furnish supplementally a copy of any omitted schedule to the SEC upon request. (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)

10.73*	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 23, 2009 as an exhibit to FTI Consulting, Inc.’s Proxy Statement and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.74*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.75*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.76*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.77*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.78*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.79*	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Nonstatutory Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.80*‡	Separation Agreement dated as of July 27, 2009, by and among FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly (Filed with the Securities and Exchange Commission on November 6, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.81‡**	Master Confirmation Accelerated Share Buyback Agreement dated November 9, 2009. (Filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 9, 2009 and incorporated herein by reference).

10.82‡**	Supplemental Confirmation dated November 9, 2009. (Filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 9, 2009 and incorporated herein by reference).

10.83*	Separation Agreement dated March 24, 2010 between FTI Consulting, Inc. and Jorge A. Celaya. (Filed with the Securities and Exchange Commission on March 26, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 24, 2010 and incorporated herein by reference.)

10.84*	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Cash-Based Performance Award Agreement. (Filed with the Securities and Exchange Commission on March 29, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 25, 2010 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.85*	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan [as Amended and Restated Effective as of June 2, 2010. (Filed with the Securities and Exchange Commission on April 23, 2010 as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement dated April 23, 2010 and incorporated herein by reference.)

10.86*	Offer Letter, as amended, dated March 23, 2010, between FTI Consulting, Inc. and Eric B. Miller. (Filed with the Securities and Exchange Commission on May 6, 2010 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.)

10.87*	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.88*	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.89*	Amendment No. 2 dated as of June 2, 2010 to Employment Agreement dated as of November 1, 2005, as amended, by and between FTI Consulting, Inc. and Dominic DiNapoli. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.90*	Amendment dated June 2, 2010 to Offer Letter dated May 17, 2005 to David G. Bannister. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.91*	Amendment dated June 2, 2010 to Employment Letter dated December 31, 2008 to Roger D. Carlile. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.92*	Second Amended Offer Letter dated June 2, 2010 to Eric B. Miller. (Filed with the Securities and Exchange Commission on August 5, 2010 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

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

Bank of America, N.A., as administrative agent. Exhibits, schedules or similar attachments to the

Security Agreement are not filed. FTI will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

10.95	Pledge Agreement, dated as of September 27, 2010, by and among pledgors party thereto and Bank of America, N.A., as administrative agent

Exhibit Number	Description of Exhibits

10.96*	Amendment No. 5 dated as of February 23, 2011 to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (333-173096) and incorporated herein by reference.)

10.97*	Amendment No. 5 dated as of February 23, 2011 to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (333-173096) and incorporated herein by reference.)

10.98‡‡	Supplemental Confirmation dated March 2, 2011. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (333-173096) and incorporated herein by reference.)

10.99*	FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 11, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.100*	Amendment No. 6 dated as of December 13, 2011, to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on December 15, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2011 and incorporated herein by reference.)

10.101†*	Amendment No. 4 dated as of October 31, 2011 to Employment Agreement dated as of November 1, 2005, as amended by and between FTI Consulting, Inc. and Dominic DiNapoli.

10.102†*	Amendment No. 3 dated as of March 21, 2011 to Employment Agreement dated as of November 1, 2005, as amended, by and between FTI Consulting, Inc. and Dominic DiNapoli.

11.1†	Computation of Earnings Per Share (included in Note 1 to the Consolidated Financial Statements included in Part II—Item 8 herein).

14.0	FTI Consulting, Inc. Policy of Ethics and Business Conduct, as Amended and Restated Effective December 18, 2008. (Filed with the Securities and Exchange Commission on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Form 8-K dated December 18, 2008 and incorporated herein by reference.)

21.1†	Subsidiaries of FTI Consulting, Inc.

23.0†	Consent of KPMG LLP

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Policy on Disclosure Controls, as last amended and restated effective as of May 14, 2008. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

99.2	Policy Statement on Inside Information and Insider Trading, as last amended and restated effective as of May 14, 2008. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

99.3	Policy on Conflicts of Interest. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

99.4	Corporate Governance Guidelines, as last amended and restated effective as of August 4, 2010. (Filed with the Securities and Exchange Commission on February 25, 2011 as an exhibit to FTI Consulting’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

99.5	Categorical Standards of Director Independence, as last amended and restated effective as of May 19, 2004. (Filed with the Securities and Exchange Commission on March 15, 2005 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

99.6	Charter of Audit Committee of the Board of Directors, as last amended and restated effective as of February 23, 2011. (Filed with the Securities and Exchange Commission on April 11, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

99.7	Charter of the Compensation Committee of the Board of Directors, as last amended and restated effective as of February 23, 2011. (Filed with the Securities and Exchange Commission on April 11, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

99.8	Charter of the Nominating and Corporate Governance Committee, as last amended and restated effective as of December 16, 2009. (Filed with the Securities and Exchange Commission on February 26, 2010 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference.)

99.9†	Anti-Corruption Policy effective as of June 1, 2011.

101***	The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2010, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**	With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits, schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
‡	Certain portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Act of 1933, as amended, which was granted by the Securities and Exchange Commission on January 11, 2010.
‡‡	Certain portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Act of 1933, as amended, which was granted by the Securities and Exchange Commission on May 24, 2011.
***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 24t h day of February 2012.

FTI CONSULTING, INC.

By:	/s/ JACK B. DUNN, IV
Name:	Jack B. Dunn, IV
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Chairman of the Board	February 24, 2012

/s/ JACK B. DUNN, IV Jack B. Dunn, IV	Chief Executive Officer and President and Director (Principal Executive Officer)	February 24, 2012

/s/ ROGER D. CARLILE Roger D. Carlile	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/s/ CATHERINE M. FREEMAN Catherine M. Freeman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012

/s/ BRENDA J. BACON Brenda J. Bacon	Director	February 24, 2012

/s/ MARK H. BEREY Mark H. Berey	Director	February 24, 2012

/s/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	February 24, 2012

/s/ JAMES W. CROWNOVER James W. Crownover	Director	February 24, 2012

/s/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director	February 24, 2012

/s/ MATTHEW F. MCHUGH Matthew F. McHugh	Director	February 24, 2012

/s/ GEORGE P. STAMAS George P. Stamas	Director	February 24, 2012