Form 10-Q
period 2012-03-31
FTI CONSULTING INC
filed 2012-05-09
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common stock, par value $0.01 per share	41,978,318

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$182,438	$264,423
Restricted cash	10,267	10,213
Accounts receivable:
Billed receivables	335,041	335,758
Unbilled receivables	195,740	173,440
Allowance for doubtful accounts and unbilled services	(81,806)	(80,096)

Accounts receivable, net	448,975	429,102
Current portion of notes receivable	30,734	26,687
Prepaid expenses and other current assets	38,466	30,448
Income taxes receivable	8,300	10,081

Total current assets	719,180	770,954
Property and equipment, net of accumulated depreciation	71,807	74,448
Goodwill	1,320,002	1,309,358
Other intangible assets, net of amortization	114,666	118,889
Notes receivable, net of current portion	92,787	81,748
Other assets	52,655	55,687

Total assets	$2,371,097	$2,411,084

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$120,024	$132,773
Accrued compensation	110,252	180,366
Current portion of long-term debt and capital lease obligations	154,658	153,381
Billings in excess of services provided	21,622	19,063
Deferred income taxes	1,997	12,254

Total current liabilities	408,553	497,837
Long-term debt and capital lease obligations, net of current portion	643,330	643,579
Deferred income taxes	92,665	88,071
Other liabilities	76,966	75,395

Total liabilities	1,221,514	1,304,882

Commitments and contingent liabilities (notes 7, 9 and 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—41,981 (2012) and 41,484 (2011)	420	415
Additional paid-in capital	396,074	383,978
Retained earnings	796,632	778,201
Accumulated other comprehensive loss	(43,543)	(56,392)

Total stockholders’ equity	1,149,583	1,106,202

Total liabilities and stockholders’ equity	$2,371,097	$2,411,084

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2012	2011
Revenues	$395,228	$361,816

Operating expenses
Direct cost of revenues	245,618	223,084
Selling, general and administrative expense	102,589	88,303
Acquisition-related contingent consideration	557	796
Amortization of other intangible assets	5,517	5,454

	354,281	317,637

Operating income	40,947	44,179

Other income (expense)
Interest income and other	3,282	2,000
Interest expense	(15,204)	(15,310)

	(11,922)	(13,310)

Income before income tax provision	29,025	30,869
Income tax provision	10,594	11,611

Net income	$18,431	$19,258

Earnings per common share—basic	$0.46	$0.44

Earnings per common share—diluted	$0.43	$0.42

Other comprehensive income, net of tax:
Foreign currency translation adjustments, including tax expense (benefit) of $0 and ($2,168) in 2012 and 2011, respectively	$12,849	$14,819

Other comprehensive income, net of tax	12,849	14,819

Comprehensive income	$31,280	$34,077

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance December 31, 2011	41,484	$415	$383,978	$778,201	$(56,392)	$1,106,202
Net income	—	—	—	18,431	—	18,431
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	12,849	12,849
Issuance of common stock in connection with:
Exercise of options, including income tax benefit from share-based awards of $177	125	1	3,255	—	—	3,256
Restricted share grants, less net settled shares of 103	372	4	(4,085)	—	—	(4,081)
Stock units issued under incentive compensation plan	—	—	3,079	—	—	3,079
Business combinations	—	—	(706)	—	—	(706)
Share-based compensation	—	—	10,553	—	—	10,553

Balance March 31, 2012	41,981	$420	$396,074	$796,632	$(43,543)	$1,149,583

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$18,431	$19,258
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,496	6,945
Amortization of other intangible assets	5,517	5,454
Acquisition-related contingent consideration	557	796
Provision for doubtful accounts	4,569	2,573
Non-cash share-based compensation	10,553	10,380
Excess tax benefits from share-based compensation	(55)	(43)
Non-cash interest expense	1,933	2,093
Other	73	386
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(21,996)	(45,701)
Notes receivable	(14,481)	(12,877)
Prepaid expenses and other assets	(7,735)	(4,116)
Accounts payable, accrued expenses and other	17,694	16,497
Income taxes	(15,627)	(5,382)
Accrued compensation	(67,079)	(37,075)
Billings in excess of services provided	2,329	1,615

Net cash used in operating activities	(57,821)	(39,197)

Investing activities
Payments for acquisition of businesses, net of cash received	(18,595)	(41,842)
Purchases of property and equipment	(4,756)	(4,953)
Other	16	(483)

Net cash used in investing activities	(23,335)	(47,278)

Financing activities
Borrowings under revolving line of credit	—	25,000
Payments of long-term debt and capital lease obligations	(156)	(872)
Purchase and retirement of common stock	—	(209,400)
Net issuance of common stock under equity compensation plans	(647)	(999)
Excess tax benefits from share-based compensation	55	43
Other	(370)	161

Net cash used in financing activities	(1,118)	(186,067)

Effect of exchange rate changes on cash and cash equivalents	289	339

Net decrease in cash and cash equivalents	(81,985)	(272,203)
Cash and cash equivalents, beginning of period	264,423	384,570

Cash and cash equivalents, end of period	$182,438	$112,367

Supplemental cash flow disclosures
Cash paid for interest	$2,864	$3,015
Cash paid for income taxes, net of refunds	26,222	16,995
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	3,079	4,241

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of FTI Consulting, Inc. and its wholly owned subsidiaries (“FTI,” the “Company,” “we,” or “our”) presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended March 31,
	2012	2011
Numerator—basic and diluted
Net income	$18,431	$19,258

Denominator
Weighted average number of common shares outstanding—basic	40,358	43,877
Effect of dilutive stock options	963	886
Effect of dilutive convertible notes	1,159	676
Effect of dilutive restricted shares	705	500

Weighted average number of common shares outstanding—diluted	43,185	45,939

Earnings per common share—basic	$0.46	$0.44

Earnings per common share—diluted	$0.43	$0.42

Antidilutive stock options and restricted shares	2,081	2,017

3. Special Charges

During the second quarter of 2011, we recorded special charges of $15.2 million. Activity related to the liability for these costs for the three months ended March 31, 2012 is as follows:

Employee Termination Costs
Balance at December 31, 2011	$4,758
Payments	(2,292)
Foreign currency translation adjustment and other	(175)

Balance at March 31, 2012	$2,291

4. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income. The provision for doubtful accounts totaled $4.6 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively.

5. Research and Development Costs

Research and development costs related to software development totaled $6.5 million and $5.8 million for the three months ended March 31, 2012 and 2011, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income.

6. Financial Instruments

Derivative Financial Instruments

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt.

Accordingly, to achieve the desired mix of fixed and floating interest rate debt, we entered into four interest rate swap agreements in March 2011, which we designated as fair value hedges of our 7 3/4% senior notes due 2016 (“2016 Notes”). Under the terms of the interest rate swaps, we received interest on the $215.0 million notional amount at a fixed rate of 7 3/4% and paid a variable rate of interest, which varied between 5.43% and 5.56% for the year ended December 31, 2011. The variable rate was based on the London Interbank Offered Rate (“LIBOR”) as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly matched those of the hedged 2016 Notes. These interest rate swaps qualified for hedge accounting using the short-cut method under ASC 815-20-25, Derivatives and Hedging, which assumes no hedge ineffectiveness. As a result, the changes in the fair value of the interest rate swaps and the changes in fair value of the hedged debt were assumed to be equal and offsetting.

On December 16, 2011, we negotiated the right to terminate the interest rate swap agreements. Upon termination of these interest rate swap agreements we received cash proceeds of approximately $6.6 million, including $1.0 million of accrued interest. The net proceeds of $5.6 million have been recorded in “Long-term debt and capital lease obligations” on the Condensed Consolidated Balance Sheets and will be amortized as a reduction to interest expense over the remaining term of the 2016 Notes, resulting in an effective interest rate of 7.1% per annum. For the three months ended March 31, 2012, $0.3 million of the net proceeds have been amortized as a reduction of interest expense. At March 31, 2012, we had no derivative instruments.

Fair Value of Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2012 and December 31, 2011, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at March 31, 2012 was $858 million compared to a carrying value of $816 million. At December 31, 2011, the fair value of our long-term debt was $882 million compared to a carrying value of $815 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 2016 Notes, 6 3/4% senior notes due 2020 and Convertible Notes. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because they are traded in less active markets. The carrying value of long-term debt includes the $18.0 million equity component of our Convertible Notes which is recorded in “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

We estimate the fair value of acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

The significant unobservable inputs used in the fair value measurements of our acquisition-related contingent consideration are our measures of the future profitability and related cash flows and discount rates. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is accompanied by a directionally opposite change in the fair value measurement and a change in the assumptions used for the future cash flows is accompanied by a directionally similar change in the fair value measurement.

The following table represents the change in the acquisition-related contingent consideration liability during the quarters ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Beginning balance	$14,990	$19,864
Adjustments to fair value recorded in earnings(a)	557	796
Payments	(370)	(577)
Unrealized gains (losses) related to foreign currency translation in other comprehensive income	99	(7)

Ending balance	$15,276	$20,076

(a)

Adjustments to fair value related to accretion of contingent consideration are recorded in “Acquisition-related contingent consideration” on the Condensed Consolidated Statements of Comprehensive Income.

The following table presents financial liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2012
Acquisition-related contingent consideration, including current portion	$—	$—	$15,276	$15,276
As of December 31, 2011
Acquisition-related contingent consideration, including current portion	$—	$—	$14,990	$14,990

7. Acquisitions

In March 2012, we completed an acquisition in the United States for our Corporate Finance/Restructuring segment. We paid aggregate cash consideration of approximately $1.9 million at closing, which is recorded in goodwill as of March 31, 2012 as part of the preliminary purchase price allocation. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations for the periods presented.

In March 2011, we completed acquisitions of certain practices of LECG Corporation (“LECG”) in Europe, the United States and Latin America with services relating to those provided through our Economic Consulting, Forensic and Litigation Consulting, and Corporate Finance/Restructuring segments. The acquisition-date fair value of the total consideration transferred is approximately $30.0 million, which consisted of $27.0 million of cash paid at the closings of these acquisitions, a portion of which is subject to certain working capital and other adjustments, and contingent consideration with an estimated fair value of $2.9 million. As part of the purchase price allocation, we recorded an aggregate of $24.2 million of accounts receivable, $6.3 million of identifiable intangible assets, $20.6 million of assumed liabilities and $14.8 million of goodwill. The identifiable intangible assets consisted of customer relationships with a weighted average amortization period of 12.4 years. Aggregate acquisition-related costs of approximately $1.5 million have been recognized in earnings in 2011.

Certain acquisition-related restricted stock agreements entered into prior to January 1, 2009 contained stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During the three months ended March 31, 2012, we paid $0.7 million in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in-capital. In April 2012, we paid $2.9 million in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted. Our remaining common stock price guarantee provisions have stock floor prices that range from $56.66 to $69.48 per share and have determination dates through 2013.

8. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the three months ended March 31, 2012, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at December 31, 2011	$436,043	$198,047	$229,487	$117,958	$327,823	$1,309,358
Goodwill acquired during the period	1,885	—	—	—	—	1,885
Foreign currency translation adjustment and other	2	995	477	59	7,226	8,759

Balances at March 31, 2012	$437,930	$199,042	$229,964	$118,017	$335,049	$1,320,002

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $5.5 million for each of the three months ended March 31, 2012 and 2011. Based solely on the amortizable intangible assets recorded as of March 31, 2012, we estimate amortization expense to be $16.3 million during the remainder of 2012, $20.0 million in 2013, $11.4 million in 2014, $10.5 million in 2015, $9.0 million in 2016, $8.3 million in 2017, and $33.6 million in years after 2017. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, or other factors. During the three months ended March 31, 2012, we did not write-off any fully amortized intangible assets.

		March 31, 2012		December 31, 2011
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived intangible assets
Customer relationships	1 to 15	$146,605	$53,437	$144,696	$49,381
Non-competition agreements	1 to 10	14,670	9,565	14,601	8,965
Software	3 to 6	33,549	22,756	33,549	21,211

		194,824	85,758	192,846	79,557
Indefinite-lived intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$200,424	$85,758	$198,446	$79,557

9. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	March 31, 2012	December 31, 2011
7 3/4% senior notes due 2016(a)	$220,306	$220,555
6 3/4% senior notes due 2020	400,000	400,000
3 3/4% senior subordinated convertible notes due 2012(b)	148,270	146,867
Notes payable to former shareholders of acquired business	29,349	29,445

Total debt	797,925	796,867
Less current portion	154,619	153,312

Long-term debt, net of current portion	643,306	643,555

Total capital lease obligations	63	94
Less current portion	39	70

Capital lease obligations, net of current portion	24	24

Long-term debt and capital lease obligations, net of current portion	$643,330	$643,579

(a)	Balance includes $215.0 million principal amount of 2016 Notes including a premium of $5.3 million at March 31, 2012 and $5.6 million at December 31, 2011.

(b)	Balance includes $149.9 million principal amount of Convertible Notes net of discount of $1.7 million at March 31, 2012 and $3.1 million at December 31, 2011.

Convertible Notes

Our Convertible Notes are convertible at the option of the holder during any conversion period if the per share closing price of our common stock exceeds the conversion threshold price of $37.50 for at least 20 trading days in the 30 consecutive trading day period ending on the first day of such conversion period. A conversion period is the period from and including the eleventh trading day in a fiscal quarter up to but not including the eleventh trading day of the following fiscal quarter. As of March 31, 2012, the Convertible Notes are classified as current given that the scheduled maturity date is July 15, 2012.

10. Commitments and Contingencies

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any probable settlement or judgment would materially affect our financial position or results of operations.

11. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended March 31, 2012, we granted an aggregate of 965,722 share-based awards, consisting primarily of stock options and restricted stock awards.

Total share-based compensation expense for the three months ended March 31, 2012 and 2011 is detailed in the following table:

	Three Months Ended March 31,
Comprehensive Income Statement Classification	2012	2011
Direct cost of revenues	$6,383	$7,846
Selling, general and administrative expense	3,920	2,536

Total share-based compensation expense	$10,303	$10,382

12. Segment Reporting

We manage our business in five reportable operating segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, mergers and acquisitions (“M&A”), post-acquisition integration, valuations, tax issues and performance improvement.

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics and risk mitigation services.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory, and international arbitration proceedings, strategic decision making and public policy debates in the United States and around the world.

Our Technology segment provides electronic discovery (“e-discovery”) and information management consulting, software and services to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information (“ESI”), including e-mail, computer files, voicemail, instant messaging, and financial and transactional data.

Our Strategic Communications segment provides advice and consulting services relating to financial and corporate communications and investor relations, reputation management and brand communications, public affairs, business consulting and digital design and marketing.

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets and special charges. Although Adjusted Segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use Adjusted Segment EBITDA to evaluate and compare the operating performance of our segments.

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Revenues
Corporate Finance/Restructuring	$113,478	$107,254
Forensic and Litigation Consulting	87,031	82,913
Economic Consulting	100,052	74,259
Technology	49,660	51,035
Strategic Communications	45,007	46,355

Revenues	$395,228	$361,816

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$26,764	$17,602
Forensic and Litigation Consulting	12,077	15,992
Economic Consulting	18,424	13,162
Technology	13,215	18,430
Strategic Communications	4,529	5,396

Adjusted Segment EBITDA	$75,009	$70,582

The table below reconciles Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended March 31,
	2012	2011
Adjusted Segment EBITDA	$75,009	$70,582
Segment depreciation expense	(6,273)	(5,748)
Amortization of other intangible assets	(5,517)	(5,454)
Unallocated corporate expenses	(22,272)	(15,201)
Interest income and other	3,282	2,000
Interest expense	(15,204)	(15,310)

Income before income tax provision	$29,025	$30,869

13. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our senior bank credit facility, senior notes and our Convertible Notes. The guarantees are full and unconditional and joint and several. All of our guarantors are wholly-owned, direct or indirect, subsidiaries.

The following financial information presents condensed consolidating balance sheets, statements of comprehensive income and statements of cash flows for FTI, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of March 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$90,484	$112	$91,842	$—	$182,438
Restricted cash	8,632	—	1,635	—	10,267
Accounts receivable, net	161,628	164,636	122,711	—	448,975
Intercompany receivables	—	567,126	45,400	(612,526)	—
Other current assets	30,082	17,148	30,270	—	77,500

Total current assets	290,826	749,022	291,858	(612,526)	719,180
Property and equipment, net	42,424	14,364	15,019	—	71,807
Goodwill	549,257	439,070	331,675	—	1,320,002
Other intangible assets, net	37,610	31,476	79,646	(34,066)	114,666
Investments in subsidiaries	1,617,761	541,212	—	(2,158,973)	—
Other assets	67,333	86,825	26,907	(35,623)	145,442

Total assets	$2,605,211	$1,861,969	$745,105	$(2,841,188)	$2,371,097

Liabilities
Intercompany payables	$470,082	$64,710	$77,734	$(612,526)	$—
Other current liabilities	255,662	84,437	68,454	—	408,553

Total current liabilities	725,744	149,147	146,188	(612,526)	408,553
Long-term debt, net	620,330	23,000	—	—	643,330
Other liabilities	109,554	44,025	51,675	(35,623)	169,631

Total liabilities	1,455,628	216,172	197,863	(648,149)	1,221,514
Stockholders’ equity	1,149,583	1,645,797	547,242	(2,193,039)	1,149,583

Total liabilities and stockholders’ equity	$2,605,211	$1,861,969	$745,105	$(2,841,188)	$2,371,097

Condensed Consolidating Balance Sheet Information as of December 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$161,180	$197	$103,046	$—	$264,423
Restricted cash	8,632	—	1,581	—	10,213
Accounts receivable, net	148,698	165,871	114,533	—	429,102
Intercompany receivables	—	557,846	59,857	(617,703)	—
Other current assets	22,599	15,694	28,923	—	67,216

Total current assets	341,109	739,608	307,940	(617,703)	770,954
Property and equipment, net	44,233	14,240	15,975	—	74,448
Goodwill	547,667	439,068	322,623	—	1,309,358
Other intangible assets, net	38,913	34,692	45,284	—	118,889
Investments in subsidiaries	1,538,883	532,091	—	(2,070,974)	—
Other assets	70,551	48,529	18,355	—	137,435

Total assets	$2,581,356	$1,808,228	$710,177	$(2,688,677)	$2,411,084

Liabilities
Intercompany payables	$433,284	$93,947	$90,472	$(617,703)	$—
Other current liabilities	316,559	109,651	71,627	—	497,837

Total current liabilities	749,843	203,598	162,099	(617,703)	497,837
Long-term debt, net	620,579	23,000	—	—	643,579
Other liabilities	104,732	43,297	15,437	—	163,466

Total liabilities	1,475,154	269,895	177,536	(617,703)	1,304,882
Stockholders’ equity	1,106,202	1,538,333	532,641	(2,070,974)	1,106,202

Total liabilities and stockholders’ equity	$2,581,356	$1,808,228	$710,177	$(2,688,677)	$2,411,084

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$153,581	$241,716	$102,058	$(102,127)	$395,228
Operating expenses
Direct cost of revenues	101,175	181,949	62,919	(100,425)	245,618
Selling, general and administrative expense	47,394	29,052	27,845	(1,702)	102,589
Acquisition-related contingent consideration	—	—	557	—	557
Amortization of other intangible assets	1,303	2,477	2,556	(819)	5,517

Operating income	3,709	28,238	8,181	819	40,947
Other (expense) income	(12,987)	36,182	(232)	(34,885)	(11,922)

Income (loss) before income tax provision	(9,278)	64,420	7,949	(34,066)	29,025
Income tax (benefit) provision	(18,714)	27,814	1,494	—	10,594
Equity in net earnings of subsidiaries	8,995	7,642	—	(16,637)	—

Net income	$18,431	$44,248	$6,455	$(50,703)	$18,431

Other comprehensive income, net of tax:
Foreign currency translation adjustments including tax expense (benefit) of $0	$—	$—	$12,849	$—	$12,849

Other comprehensive income, net of tax	—	—	12,849	—	12,849

Comprehensive income	$18,431	$44,248	$19,304	$(50,703)	$31,280

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$126,651	$253,099	$76,999	$(94,933)	$361,816
Operating expenses
Direct cost of revenues	83,721	180,766	51,579	(92,982)	223,084
Selling, general and administrative expense	35,888	34,253	20,113	(1,951)	88,303
Acquisition-related contingent consideration	—	—	796	—	796
Amortization of other intangible assets	274	3,595	1,585	—	5,454

Operating income	6,768	34,485	2,926	—	44,179
Other (expense) income	(13,085)	(202)	(23)	—	(13,310)

Income (loss) before income tax provision	(6,317)	34,283	2,903	—	30,869
Income tax (benefit) provision	(2,550)	13,258	903	—	11,611
Equity in net earnings of subsidiaries	23,025	1,511	—	(24,536)	—

Net income	$19,258	$22,536	$2,000	$(24,536)	$19,258

Other comprehensive income, net of tax:
Foreign currency translation adjustments including tax benefit of $2,168	$2,168	$—	$12,651	$—	$14,819

Other comprehensive income, net of tax	2,168	—	12,651	—	14,819

Comprehensive income	$21,426	$22,536	$14,651	$(24,536)	$34,077

Condensed Consolidating Statement of Cash Flow for the Three Months Ended March 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(62,143)	$10,676	$(6,354)	$(57,821)
Investing activities
Payments for acquisition of businesses, net of cash received	(18,231)	—	(364)	(18,595)
Purchases of property and equipment	(1,315)	(2,860)	(581)	(4,756)
Other	16	—	—	16

Net cash used in investing activities	(19,530)	(2,860)	(945)	(23,335)

Financing activities
Payments of long-term debt and capital lease obligations	(125)	(31)	—	(156)
Net issuance of common stock and other	(647)	—	(370)	(1,017)
Excess tax benefits from share-based compensation	55	—	—	55
Intercompany transfers	11,694	(7,870)	(3,824)	—

Net cash provided by (used in) financing activities	10,977	(7,901)	(4,194)	(1,118)

Effect of exchange rate changes on cash and cash equivalents	—	—	289	289

Net decrease in cash and cash equivalents	(70,696)	(85)	(11,204)	(81,985)
Cash and cash equivalents, beginning of period	161,180	197	103,046	264,423

Cash and cash equivalents, end of period	$90,484	$112	$91,842	$182,438

Condensed Consolidating Statement of Cash Flow for the Three Months Ended March 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(17,224)	$(6,496)	$(15,477)	$(39,197)
Investing activities
Payments for acquisition of businesses, net of cash received	(22,982)	—	(18,860)	(41,842)
Purchases of property and equipment	(1,397)	(2,770)	(786)	(4,953)
Other	(483)	—	—	(483)

Net cash used in investing activities	(24,862)	(2,770)	(19,646)	(47,278)

Financing activities
Borrowings under revolving line of credit	25,000	—	—	25,000
Payments of long-term debt and capital lease obligations	(776)	(96)	—	(872)
Issuance of common stock and other	(838)	—	—	(838)
Purchase and retirement of common stock	(209,400)	—	—	(209,400)
Excess tax benefits from share-based compensation	43	—	—	43
Intercompany transfers	(37,435)	8,535	28,900	—

Net cash (used in) provided by financing activities	(223,406)	8,439	28,900	(186,067)

Effect of exchange rate changes on cash	—	—	339	339

Net decrease in cash and cash equivalents	(265,492)	(827)	(5,884)	(272,203)
Cash and cash equivalents, beginning of period	292,738	1,430	90,402	384,570

Cash and cash equivalents, end of period	$27,246	$603	$84,518	$112,367

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three month periods ended March 31, 2012 and 2011 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

BUSINESS OVERVIEW

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation, legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation matters, international arbitrations, M&A, antitrust and competition matters, e-discovery, management and retrieval of ESI, reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

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

We derive substantially all of our revenues from providing professional services to both United States (“U.S.”) and global clients. Most of our services are rendered under time and expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed-fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria.

In our Technology segment, certain clients are billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users licensing our Ringtail® software products for installation within their own environments. We license these products directly to end users as well as indirectly through our channel partner relationships. Unit-based revenue is defined as revenue billed on a per-item, per-page, or some other unit-based method and includes revenue from data processing and storage, software usage and software licensing. Unit-based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance.

Over the past several years the growth in our revenues and profitability has resulted from our ability to attract new and recurring engagements and from the acquisitions we have completed. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

Our financial results are primarily driven by:

•	the number, size and type of engagements we secure;

•	the rate per hour or fixed charges we charge our clients for services;

•	the utilization rates of the revenue-generating professionals we employ;

•	the number of revenue-generating professionals;

•	fees from clients on a retained basis or other;

•	licensing of our software products and other technology services;

•	the types of assignments we are working on at different times;

•	the length of the billing and collection cycles; and

•	the geographic locations of our clients or locations in which services are rendered.

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets and special charges. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets and special charges. We define Adjusted Net Income and Adjusted EPS as net income and earnings per diluted share, respectively, excluding the net impact of any special charges and any loss on early extinguishment of debt that were incurred in that period. Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted EPS and Adjusted Net Income are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. These non-GAAP measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Condensed Consolidated Statements of Comprehensive Income. We believe that these measures can be useful operating performance measures for evaluating our results of operations as compared from period-to-period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use Adjusted Segment EBITDA to evaluate and compare the operating performance of our segments.

We define acquisition growth as the results of operations of acquired companies in the first twelve months following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of all such acquisitions.

EXECUTIVE HIGHLIGHTS

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except per share amounts)
Revenues	$395,228	$361,816
Adjusted EBITDA	$53,960	$56,578
Earnings per common share—diluted	$0.43	$0.42
Adjusted EPS	$0.43	$0.42
Cash used in operating activities	$(57,821)	$(39,197)
Total number of employees at March 31,	3,865	3,705

First Quarter 2012 Executive Highlights

Revenues

Revenues for the quarter ended March 31, 2012 increased $33.4 million, or 9.2%, to $395.2 million, compared to $361.8 million in the prior year period. Acquisition-related revenues from the practices acquired from LECG and Think First contributed $24.8 million, or 6.9% growth, while unfavorable foreign currency translation accounted for a $1.2 million, or 0.3% decline in revenue. Organic revenue grew 2.7% as gains in the Economic Consulting and Corporate Finance/Restructuring segments were partially offset by declines in the Technology and Strategic Communications segments compared to the same prior year period.

Adjusted EBITDA

Adjusted EBITDA, as previously defined, decreased $2.6 million to $54.0 million, or 13.7% of revenues compared to $56.6 million, or 15.6% of revenues, in the same prior year period. Adjusted EBITDA declined primarily due to revenue mix and higher personnel costs in our Technology segment, lower utilization in our Forensic and Litigation Consulting segment and increased overhead expenses, partially offset by higher utilization in our Corporate Finance/Restructuring segment and increased demand in our Economic Consulting segment.

Earnings per common share and Adjusted EPS

Earnings per diluted share and Adjusted EPS, as previously defined, were $0.43 compared to $0.42 in the prior year period primarily due to the operating results described above. The decline in operating results was mitigated by a 6.0% decrease in fully diluted shares outstanding and a $1.1 million favorable impact from net foreign currency transaction gains compared to the prior year period.

Operating cash flows

Cash used in operating activities in the first quarter of 2012 was $57.8 million compared to $39.2 million for the same prior year period. The decrease in operating cash flows was primarily due to higher compensation and operating expense payments, higher annual incentive compensation payments, the timing of payroll and higher income tax payments, partially offset by higher cash collections in the three months ended March 31, 2012 relative to the prior year period.

Headcount

Headcount of 3,865 at March 31, 2012 increased by 160, or 4.3%, compared to the same prior year period. Headcount increased in the Economic Consulting and Technology segments to support growth in these segments with modest declines in headcount in the Forensic and Litigation Consulting and Strategic Communications segments. Headcount in the Corporate Finance/Restructuring segment decreased primarily due to staff reductions made in the second quarter of 2011 to balance anticipated demands with resource requirements.

Other activities

On March 27, 2012 the Company announced that it had completed an acquisition involving certain assets and the assumption of certain liabilities of Think First and added incremental healthcare industry expertise with the addition of 17 professionals. These individuals will be integrated into the Global Healthcare Solutions practice within our Corporate Finance/Restructuring segment.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$113,478	$107,254
Forensic and Litigation Consulting	87,031	82,913
Economic Consulting	100,052	74,259
Technology	49,660	51,035
Strategic Communications	45,007	46,355

Revenues	$395,228	$361,816

Operating income
Corporate Finance/Restructuring	$24,447	$15,308
Forensic and Litigation Consulting	10,594	14,546
Economic Consulting	17,320	12,298
Technology	8,201	13,770
Strategic Communications	2,657	3,458

Segment operating income	63,219	59,380
Unallocated corporate expenses	(22,272)	(15,201)

Operating income	40,947	44,179

Other income (expense)
Interest income and other	3,282	2,000
Interest expense	(15,204)	(15,310)

	(11,922)	(13,310)

Income before income tax provision	29,025	30,869
Income tax provision	10,594	11,611

Net income	$18,431	$19,258

Earnings per common share—basic	$0.46	$0.44

Earnings per common share—diluted	$0.43	$0.42

Reconciliation of Operating Income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Operating income	$40,947	$44,179
Add back:
Depreciation and amortization	7,496	6,945
Amortization of other intangible assets	5,517	5,454

Adjusted EBITDA	$53,960	$56,578

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted Earnings Per Share

For the three months ended March 31, 2012 and 2011, there were no special charges or losses on early extinguishment of debt recognized. Accordingly, the GAAP and non-GAAP financial measures are the same.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues and operating income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses increased $7.1 million, or 46.5%, to $22.3 million for the three months ended March 31, 2012, from $15.2 million for the three months ended March 31, 2011. The increase was due to a $2.5 million increase in global leadership costs, $1.6 million of higher compensation and benefits costs, $1.1 million of strategic planning activities, and $0.7 million of costs related to continued brand development.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $1.3 million to $3.3 million for the three months ended March 31, 2012 from $2.0 million for the three months ended March 31, 2011. The increase is primarily due to a $1.0 million increase in net foreign currency transaction gains due to the recognition of a translation gain as a result of the liquidation of a foreign subsidiary in the quarter ended March 31, 2012.

Interest expense

Interest expense was $15.2 million for the three months ended March 31, 2012 as compared to $15.3 million for the three months ended March 31, 2011. Interest expense remained relatively constant as a decrease in the principal balance of loan notes issued in conjunction with a 2010 acquisition and lower interest on obligations other than long-term debt were substantially offset by higher discount amortization on the Convertible Notes.

Income tax provision

The provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 36.5% for the three months ended March 31, 2012 as compared to 37.6% for the three months ended March 31, 2011. For the three months ended March 31, 2011, the effective tax rate was impacted by unfavorable discrete items recorded in the quarter related to certain prior year nondeductible expenses.

SEGMENT RESULTS

Adjusted Segment EBITDA

The following table reconciles segment operating income to Adjusted Segment EBITDA for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Segment operating income	$63,219	$59,380
Add back:
Segment depreciation expense	6,273	5,748
Amortization of other intangible assets	5,517	5,454

Adjusted Segment EBITDA	$75,009	$70,582

Other Segment Operating Data

	Three Months Ended March 31,
	2012	2011
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	710	741
Forensic and Litigation Consulting	837	844
Economic Consulting	457	386
Technology	304	257
Strategic Communications	596	586

Total revenue-generating professionals	2,904	2,814

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	76%	70%
Forensic and Litigation Consulting	67%	69%
Economic Consulting	86%	88%
Average billable rate per hour:(2)
Corporate Finance/Restructuring	$408	$436
Forensic and Litigation Consulting	$323	$326
Economic Consulting	$479	$477

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except rate per hour)
Revenues	$113,478	$107,254

Operating expenses:
Direct cost of revenues	69,069	71,305
Selling, general and administrative expenses	18,010	18,516
Acquisition-related contingent consideration	500	707
Amortization of other intangible assets	1,452	1,418

	89,031	91,946

Segment operating income	24,447	15,308
Add back:
Depreciation and amortization of intangible assets	2,317	2,294

Adjusted Segment EBITDA	$26,764	$17,602

Gross profit(1)	$44,409	$35,949
Gross profit margin(2)	39.1%	33.5%
Adjusted Segment EBITDA as a percent of revenues	23.6%	16.4%
Number of revenue generating professionals (at period end)	710	741
Utilization rates of billable professionals	76%	70%
Average billable rate per hour	$408	$436

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues increased $6.2 million, or 5.8%, to $113.5 million for the three months ended March 31, 2012 from $107.3 million for the three months ended March 31, 2011. Acquisition-related revenue primarily from the former European Tax Group of LECG, which was acquired near the end of the first quarter of 2011, totaled $2.4 million, or 2.3% growth from the prior year period. Organic revenue increased $3.8 million, or 3.5%, due to higher volumes in the European restructuring practice and an increase in healthcare services revenue, partially offset by lower revenue in the Asia Pacific region.

Gross profit increased $8.5 million, or 23.5%, to $44.4 million for the three months ended March 31, 2012 from $35.9 million for the three months ended March 31, 2011. Gross profit margin increased 5.6 percentage points to 39.1% for the three months ended March 31, 2012 from 33.5% for the three months ended March 31, 2011. The increase in gross profit margin was due to improved gross profit margins in the European restructuring practice, better utilization as a result of headcount reductions taken in the second quarter of 2011, and margin improvement in healthcare services, partially offset by margin contraction in the Asia Pacific region.

SG&A expense decreased $0.5 million, or 2.7%, to $18.0 million for the three months ended March 31, 2012 from $18.5 million for the three months ended March 31, 2011. SG&A expense was 15.9% of revenue for the three months ended March 31, 2012, down from 17.3% for the three months ended March 31, 2011. The decrease in SG&A expense in 2012 was due to lower personnel costs on reduced headcount partially offset by the operating expenses of the acquired practices. Bad debt expense was unchanged at 0.1% of revenue for the three months ended March 31, 2012.

Adjusted Segment EBITDA increased $9.2 million, or 52.1%, to $26.8 million for the three months ended March 31, 2012 from $17.6 million for the three months ended March 31, 2011.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands, except rate per hour)
Revenues	$87,031	$82,913

Operating expenses:
Direct cost of revenues	57,730	51,432
Selling, general and administrative expenses	18,148	16,255
Acquisition-related contingent consideration	57	89
Amortization of other intangible assets	502	591

	76,437	68,367

Segment operating income	10,594	14,546
Add back:
Depreciation and amortization of intangible assets	1,483	1,446

Adjusted Segment EBITDA	$12,077	$15,992

Gross profit(1)	$29,301	$31,481
Gross profit margin(2)	33.7%	38.0%
Adjusted Segment EBITDA as a percent of revenues	13.9%	19.3%
Number of revenue generating professionals (at period end)	837	844
Utilization rates of billable professionals	67%	69%
Average billable rate per hour	$323	$326

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues increased $4.1 million, or 5.0%, to $87.0 million for the three months ended March 31, 2012 from $82.9 million for the three months ended March 31, 2011. Acquisition-related revenue from the practices acquired from LECG late in the first quarter of 2011 was $4.7 million, or 5.7% growth from the prior year period, primarily driven by the disputes and forensic accounting and environmental solution practices in North America. Organic revenue declined 0.7% due to lower average billable rates per hour in North America, which were mostly offset by higher global risk and investigations revenue in Latin America, greater demand for construction, global risk and investigations, and forensic accounting and litigation support services in the Asia Pacific region, and higher average billable rates per hour in the data analytics practice.

Gross profit decreased $2.2 million, or 6.9%, to $29.3 million for the three months ended March 31, 2012 from $31.5 million for the three months ended March 31, 2011. Gross profit margin decreased 4.3 percentage points to 33.7% for the three months ended March 31, 2012 from 38.0% for the three months ended March 31, 2011. The gross profit margin decline was impacted by pricing in North America, lower utilization and increased investment in key personnel.

SG&A expense increased $1.9 million, or 11.6%, to $18.1 million for the three months ended March 31, 2012 from $16.3 million for the three months ended March 31, 2011. SG&A expense was 20.9% of revenue for the three months ended March 31, 2012, up from 19.6% for the three months ended March 31, 2011. The increase in SG&A expense in 2012 was due to higher bad debt expense, overhead expenses related to the acquired practices, and increased facilities and personnel costs. Bad debt expense was 1.5% of revenues for the three months ended March 31, 2012 compared to 1.0% for the three months ended March 31, 2011.

Adjusted Segment EBITDA decreased $3.9 million, or 24.5%, to $12.1 million for the three months ended March 31, 2012 from $16.0 million for the three months ended March 31, 2011.

ECONOMIC CONSULTING

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except rate per hour)
Revenues	$100,052	$74,259

Operating expenses:
Direct cost of revenues	67,655	51,608
Selling, general and administrative expenses	14,678	10,057
Amortization of other intangible assets	399	296

	82,732	61,961

Segment operating income	17,320	12,298
Add back:
Depreciation and amortization of intangible assets	1,104	864

Adjusted Segment EBITDA	$18,424	$13,162

Gross profit(1)	$32,397	$22,651
Gross profit margin(2)	32.4%	30.5%
Adjusted Segment EBITDA as a percent of revenues	18.4%	17.7%
Number of revenue generating professionals (at period end)	457	386
Utilization rates of billable professionals	86%	88%
Average billable rate per hour	$479	$477

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues increased $25.8 million, or 34.7%, to $100.1 million for the three months ended March 31, 2012 from $74.3 million for the three months ended March 31, 2011. Acquisition-related revenue from the competition policy, financial advisory, international arbitration, and electric power and airline competition practices acquired from LECG late in the first quarter of 2011 was $17.6 million, or 23.7% growth from the prior year period. Organic revenue growth was $8.2 million, or 11.0%, due to increased consulting hours in the financial economics, antitrust and M&A and European international arbitration, regulatory and valuation practices compared to the same prior year period.

Gross profit increased $9.7 million, or 43.0%, to $32.4 million for the three months ended March 31, 2012 from $22.7 million for the three months ended March 31, 2011. Gross profit margin increased 1.9 percentage points to 32.4% for the three months ended March 31, 2012 from 30.5% for the three months ended March 31, 2011. The increase in gross profit margin was primarily due to margin improvement in the European international arbitration, valuation and financial advisory practices relative to 2011, despite lower total segment utilization.

SG&A expense increased $4.6 million, or 45.9%, to $14.7 million for the three months ended March 31, 2012 from $10.1 million for the three months ended March 31, 2011. SG&A expense was 14.7% of revenue for the three months ended March 31, 2012 up from 13.5% for the three months ended March 31, 2011. The increase in SG&A expense in 2012 was due to the overhead expenses related to the acquired practices, higher bad debt expense and increased facilities costs in support of growing operations. Bad debt expense was 3.3% of revenue for the three months ended March 31, 2012 compared to 1.2% for the three months ended March 31, 2011.

Adjusted Segment EBITDA increased $5.3 million, or 40.0%, to $18.4 million for the three months ended March 31, 2012 from $13.2 million for the three months ended March 31, 2011.

TECHNOLOGY

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Revenues	$49,660	$51,035

Operating expenses:
Direct cost of revenues	21,873	19,217
Selling, general and administrative expenses	17,594	16,072
Amortization of other intangible assets	1,992	1,976

	41,459	37,265

Segment operating income	8,201	13,770
Add back:
Depreciation and amortization of intangible assets	5,014	4,660

Adjusted Segment EBITDA	$13,215	$18,430

Gross profit(1)	$27,787	$31,818
Gross profit margin(2)	56.0%	62.3%
Adjusted Segment EBITDA as a percent of revenues	26.6%	36.1%
Number of revenue-generating professionals (at period end)(3)	304	257

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues decreased $1.4 million, or 2.7%, to $49.7 million for the three months ended March 31, 2012 from $51.0 million for the three months ended March 31, 2011. The revenue decline was primarily due to reduced on-premise licensing revenue and fewer consulting hours. Lower average pricing for both on-demand Ringtail® hosting and processing was offset by increased demand for Ringtail®, particularly related to increased litigation support work.

Gross profit decreased $4.0 million, or 12.7%, to $27.8 million for the three months ended March 31, 2012 from $31.8 million for the three months ended March 31, 2011. Gross profit margin decreased 6.3 percentage points to 56.0% for the three months ended March 31, 2012 from 62.3% for the three months ended March 31, 2011. The decline in gross profit margin was due to a change in the mix of revenue, increased investment in global technical infrastructure and personnel, and higher third party costs relative to 2011.

SG&A expense increased $1.5 million, or 9.5%, to $17.6 million for the three months ended March 31, 2012 from $16.1 million for the three months ended March 31, 2011. SG&A expense was 35.4% of revenue for the three months ended March 31, 2012, up from 31.5% of revenue for the three months ended March 31, 2011. The increase in SG&A expense in 2012 was primarily due to higher personnel costs from increased headcount and a higher level of research and development investment that was partially offset by lower bad debt expense. Bad debt expense was a net recovery of $0.3 million for the three months ended March 31, 2012 compared to $0.5 million of expense for the three months ended March 31, 2011. Research and development expense for the three months ended March 31, 2012 was $6.5 million, compared to $5.8 million for the three months ended March 31, 2011.

Adjusted Segment EBITDA decreased $5.2 million, or 28.3%, to $13.2 million for the three months ended March 31, 2012 from $18.4 million for the three months ended March 31, 2011.

STRATEGIC COMMUNICATIONS

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Revenues	$45,007	$46,355

Operating expenses:
Direct cost of revenues	29,291	29,522
Selling, general and administrative expenses	11,887	12,202
Amortization of other intangible assets	1,172	1,173

	42,350	42,897

Segment operating income	2,657	3,458
Add back:
Depreciation and amortization of intangible assets	1,872	1,938

Adjusted Segment EBITDA	$4,529	$5,396

Gross profit(1)	$15,716	$16,833
Gross profit margin(2)	34.9%	36.3%
Adjusted Segment EBITDA as a percent of revenues	10.1%	11.6%
Number of revenue generating professionals (at period end)	596	586

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues decreased $1.3 million, or 2.9%, to $45.0 million for the three months ended March 31, 2012 from $46.4 million for the three months ended March 31, 2011. The revenue decline was primarily due to lower M&A related project income in the Asia Pacific region and pressure on retainer fees in the Europe, Middle East and Africa region, partially offset by higher project and retainer revenues in the Latin America region.

Gross profit decreased $1.1 million, or 6.6%, to $15.7 million for the three months ended March 31, 2012 from $16.8 million for the three months ended March 31, 2011. Gross profit margin decreased 1.4 percentage points to 34.9% for the three months ended March 31, 2012 from 36.3% for the three months ended March 31, 2011. The gross profit margin decline was primarily due to fewer high margin project engagements relative to the same prior year period.

SG&A expense decreased $0.3 million to $11.9 million for the three months ended March 31, 2012 from $12.2 million for the three months ended March 31, 2011. SG&A expense was 26.4% of revenue for the three months ended March 31, 2012, compared to 26.3% of revenue for the three months ended March 31, 2011. The decrease in SG&A expense in 2012 was primarily due to a decline in personnel costs from lower headcount and reduced fees for outside legal services, partially offset by higher travel and entertainment and marketing expenses. Bad debt expense was 0.4% of revenues for the three months ended March 31, 2012 compared to 0.6% for the three months ended March 31, 2011.

Adjusted Segment EBITDA decreased $0.9 million, or 16.1%, to $4.5 million for the three months ended March 31, 2012 from $5.4 million for the three months ended March 31, 2011.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Net cash used in operating activities	$(57,821)	$(39,197)
Net cash used in investing activities	$(23,335)	$(47,278)
Net cash used in financing activities	$(1,118)	$(186,067)

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

Net cash used in operating activities increased by $18.6 million to $57.8 million for the three months ended March 31, 2012 from $39.2 million for the three months ended March 31, 2011. The increase in net cash used in operating activities was primarily due to higher compensation and other operating expenses, higher annual incentive compensation payments, the timing of payroll and higher income tax payments, partially offset by higher cash collections in the three months ended March 31, 2012 relative to the same prior year period.

Net cash used in investing activities for the three months ended March 31, 2012 was $23.3 million as compared to $47.3 million for the three months ended March 31, 2011. The prior year included $27.0 million of payments related to the acquisition of practices from LECG and $3.8 million of purchase price adjustments. Payments related to acquisition-related contingent consideration were $16.7 million for the three months ended March 31, 2012 as compared to $10.8 million for the three months ended March 31, 2011. Capital expenditures were $4.8 million for the three months ended March 31, 2012 as compared to $5.0 million for the three months ended March 31, 2011.

Net cash used in financing activities for the three months ended March 31, 2012 was $1.1 million as compared to $186.1 million for the three months ended March 31, 2011. Our financing activities for the three months ended March 31, 2011 included $209.4 million in cash used to repurchase and retire 4,433,671 shares of the Company’s common stock.

Capital Resources

As of March 31, 2012, our capital resources included $182.4 million of cash and cash equivalents and available borrowing capacity of $248.6 million under a $250 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of March 31, 2012, we had no outstanding borrowings under our bank credit facility and $1.4 million of outstanding letters of credit which reduced the availability of borrowings under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

Future Capital Needs

We believe that our anticipated operating cash flows and our total liquidity, consisting of $182.4 million cash on hand and $248.6 million of availability under our bank credit facility at March 31, 2012 are sufficient to fund our capital and liquidity needs for at least the next twelve months. We anticipate that our future capital needs will principally consist of funds required for:

•	repayment of our Convertible Notes with a principal amount of $149.9 million due July 15, 2012, plus any conversion premium if the Company elects to pay in cash;

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures during 2012 of about $35 million to $40 million, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements, including interest payments on our long-term debt;

•	compensating designated executive management and senior managing directors under our various long-term incentive compensation programs;

•	contingent obligations related to our acquisitions;

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings; and

•	other known future contractual obligations.

Holders of our Convertible Notes may convert them only under certain circumstances, including certain stock price related conversion contingencies. Upon conversion, the principal portion of the Convertible Notes will be paid in cash and any excess of the “conversion value” over the principal portion of the Convertible Notes will be paid either in cash, shares of our common stock or a combination of cash and shares of our common stock at our option. The “conversion value” of each note is the average closing price of our shares over the “applicable conversion reference period,” as defined in the indenture, multiplied by the initial conversion rate of 31.998 shares of our common stock for each $1,000 principal amount of the Convertible Notes, subject to adjustment upon specified events.

Our Convertible Notes, which are registered securities, are convertible at the option of the holder during any conversion period if the per share closing price of our common stock exceeds the conversion threshold price of $37.50 for at least 20 trading days in the 30 consecutive trading day period ending on the first day of such conversion period. A conversion period is the period from and including the eleventh trading day in a fiscal quarter up to but not including the eleventh trading day of the following fiscal quarter.

Upon surrendering any Convertible Note for conversion, in accordance with the indenture, the holder of such note shall receive cash in the amount of the lesser of (i) the $1,000 principal amount of such note or (ii) the

“conversion value” of the note as defined in the indenture. The conversion feature results in a premium over the face amount of the notes equal to the difference between our stock price as determined by the calculation set forth in the indenture and the conversion price of $31.25 times the conversion ratio of 31.998 shares of our common stock for each $1,000 principal amount of the notes. We retain the option to satisfy any conversion value in excess of each $1,000 principal amount of the Convertible Notes with shares of common stock, cash or a combination of both cash and shares. The premium will be calculated using the stock price calculation defined in the indenture. Assuming conversion of the full $149.9 million principal amount of the Convertible Notes, for every $1.00 the market price of our common stock exceeds $31.25 per share, we will be required, at our option, either to pay an additional $4.8 million or to issue shares of our common stock with a then market price equivalent to $4.8 million, or a combination thereof, to settle the conversion feature.

As of March 31, 2012 and December 31, 2011, the Convertible Notes are classified as current given the scheduled maturity is July 15, 2012. In January 2012, the Convertible Notes met the conversion threshold and the notes became convertible. In April 2012, the Convertible Notes continued to meet the conversion threshold and therefore the notes will remain convertible through the business day prior to the maturity date of July 15, 2012. We expect that all the Convertible Notes will be converted before July 15, 2012, the maturity date. We believe we have adequate capital resources to fund potential conversions, which will require $149.9 million for the principal amount and an additional amount for any premium due. Assuming the March 30, 2012 closing price of $37.52 was used to determine the applicable “conversion value” of notes being converted, the premium would be approximately $30.1 million, assuming conversion of all the outstanding Convertible Notes.

We currently anticipate aggregate capital expenditures will range between $35 million to $40 million to support our organization during 2012, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price was in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse. As of March 31, 2012, we had no accrued contingent consideration liabilities for business combinations consummated prior to January 1, 2009.

For business combinations consummated on or after January 31, 2009, contingent consideration obligations are recorded as liabilities on our condensed consolidated balance sheet and re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent purchase price obligations for these business combinations are $15.3 million at March 31, 2012.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our bank credit facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected changes in significant numbers of employees. The anticipated cash needs of our businesses could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

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

Future Contractual Obligations

There have been no significant changes in our future contractual obligations since December 31, 2011.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this

Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” included in Part I– Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include the following:

•	changes in demand for our services;

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;

•	our ability to make acquisitions and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace senior managers and practice leaders who have highly specialized skills and experience;

•	our ability to identify suitable acquisition candidates, negotiate favorable terms and take advantage of opportunistic acquisition situations;

•	our ability to protect the confidentiality of internal and client data and proprietary information;

•	legislation or judicial rulings, including rulings regarding data privacy and the discovery process;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition;

•

general economic factors, industry trends, restructuring and bankruptcy rates, legal or regulatory requirements, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control;

•	our ability to manage growth;

•	risk of non-payment of receivables;

•	the amount and terms of our outstanding indebtedness;

•	changes in accounting principles;

•	risks relating to the obsolescence of, changes to, or the protection of, our proprietary software products and intellectual property rights; and

•	fluctuations in the mix of our services and the geographic locations in which our clients are located or services are rendered.

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

For information regarding our exposure to certain market risks see “Item 7A Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our market risk exposure since December 31, 2011, except as noted below.

Equity Price Sensitivity

Certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. From January 1, 2012 through April 2012, based on our common stock price on the applicable determination dates, we made cash payments of $3.6 million. The following table details by year the cash outflows that would result from the remaining stock price guarantee payments if, on the applicable determination dates, our common stock price was at $37.52 per share (our closing share price on March 30, 2012, the last trading day of March 2012), 20% above or 20% below that price.

	Remainder of 2012	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $37.52 at March 30, 2012	$—	$4,447	$4,447
20% increase in share price	$—	$3,189	$3,189
20% decrease in share price	$—	$5,705	$5,705

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the first quarter ended March 31, 2012 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program
January 1 through January 31, 2012	20	(1)	$43.02	—	$—
February 1 through February 29, 2012	9	(2)	$41.84	—	$—
March 1 through March 31, 2012	74	(3)	$38.46	—	$—

Total	103			—

(1)	Represents 20,030 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)	Represents 8,913 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Represents 74,006 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item	6. Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

10.1*	Amendment No. 6 dated as of April 5, 2012, to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. . (Filed with the SEC on April 10, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 4, 2012 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101**	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended March 31, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)