Form 10-Q
period 2012-06-30
FTI CONSULTING INC
filed 2012-08-02
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2012
Common stock, par value $0.01 per share	42,050,496

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$165,981	$264,423
Restricted cash	1,152	10,213
Accounts receivable:
Billed receivables	355,598	335,758
Unbilled receivables	200,361	173,440
Allowance for doubtful accounts and unbilled services	(83,300)	(80,096)

Accounts receivable, net	472,659	429,102
Current portion of notes receivable	33,454	26,687
Prepaid expenses and other current assets	35,400	30,448
Income taxes receivable	15,790	10,081

Total current assets	724,436	770,954
Property and equipment, net of accumulated depreciation	68,807	74,448
Goodwill	1,313,382	1,309,358
Other intangible assets, net of amortization	107,782	118,889
Notes receivable, net of current portion	99,191	81,748
Other assets	60,483	55,687

Total assets	$2,374,081	$2,411,084

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$96,421	$132,773
Accrued compensation	137,378	180,366
Current portion of long-term debt and capital lease obligations	154,305	153,381
Billings in excess of services provided	19,958	19,063
Deferred income taxes	7,375	12,254

Total current liabilities	415,437	497,837
Long-term debt and capital lease obligations, net of current portion	643,078	643,579
Deferred income taxes	94,376	88,071
Other liabilities	70,867	75,395

Total liabilities	1,223,758	1,304,882

Commitments and contingent liabilities (notes 7, 9 and 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—42,039 (2012) and 41,484 (2011)	420	415
Additional paid-in capital	400,027	383,978
Retained earnings	804,379	778,201
Accumulated other comprehensive loss	(54,503)	(56,392)

Total stockholders’ equity	1,150,323	1,106,202

Total liabilities and stockholders’ equity	$2,374,081	$2,411,084

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$396,243	$400,437	$791,471	$762,253

Operating expenses
Direct cost of revenues	248,220	250,844	493,838	473,928
Selling, general and administrative expense	92,460	94,442	195,049	182,745
Special charges	26,782	15,212	26,782	15,212
Acquisition-related contingent consideration	(3,541)	799	(2,984)	1,595
Amortization of other intangible assets	5,490	5,498	11,007	10,952

	369,411	366,795	723,692	684,432

Operating income	26,832	33,642	67,779	77,821

Other income (expense)
Interest income and other	(363)	2,923	2,919	4,923
Interest expense	(15,195)	(14,500)	(30,399)	(29,810)

	(15,558)	(11,577)	(27,480)	(24,887)

Income before income tax provision	11,274	22,065	40,299	52,934
Income tax provision	3,527	6,740	14,121	18,351

Net income	$7,747	$15,325	$26,178	$34,583

Earnings per common share—basic	$0.19	$0.38	$0.65	$0.82

Earnings per common share—diluted	$0.18	$0.36	$0.61	$0.78

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $0 for the three and six months ended June 30, 2012, and $100 and ($2,068) for the three and six months ended June 30, 2011, respectively	$(10,960)	$1,836	$1,889	$16,655

Other comprehensive income (loss), net of tax	(10,960)	1,836	1,889	16,655

Comprehensive income (loss)	$(3,213)	$17,161	$28,067	$51,238

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance December 31, 2011	41,484	$415	$383,978	$778,201	$(56,392)	$1,106,202
Net income	—	—	—	26,178	—	26,178
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	1,889	1,889
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $218	137	1	3,496	—	—	3,497
Restricted share grants, less net settled shares of 117	418	4	(4,576)	—	—	(4,572)
Stock units issued under incentive compensation plan	—	—	3,079	—	—	3,079
Business combinations	—	—	(3,647)	—	—	(3,647)
Reacquisition of equity component of convertible debt	—	—	(108)	—	—	(108)
Share-based compensation	—	—	17,805	—	—	17,805

Balance June 30, 2012	42,039	$420	$400,027	$804,379	$(54,503)	$1,150,323

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$26,178	$34,583
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,449	14,088
Amortization of other intangible assets	11,186	10,952
Acquisition-related contingent consideration	(2,984)	1,595
Provision for doubtful accounts	7,027	5,768
Non-cash share-based compensation	17,805	22,283
Excess tax benefits from share-based compensation	(71)	(124)
Non-cash interest expense	3,887	4,190
Other	141	136
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(50,190)	(99,137)
Notes receivable	(23,834)	(4,638)
Prepaid expenses and other assets	(4,363)	(5,893)
Accounts payable, accrued expenses and other	(1,216)	227
Income taxes	(17,108)	(8,599)
Accrued compensation	(43,081)	4,093
Billings in excess of services provided	886	7,652

Net cash used in operating activities	(57,288)	(12,824)

Investing activities
Payments for acquisition of businesses, net of cash received	(21,550)	(50,888)
Purchases of property and equipment	(13,728)	(12,705)
Other	93	(405)

Net cash used in investing activities	(35,185)	(63,998)

Financing activities
Borrowings under revolving line of credit	—	25,000
Payments of revolving line of credit	—	(25,000)
Payments of long-term debt and capital lease obligations	(1,974)	(937)
Purchase and retirement of common stock	—	(209,400)
Net issuance of common stock under equity compensation plans	(840)	685
Excess tax benefits from share-based compensation	71	124
Other	(1,395)	51

Net cash used in financing activities	(4,138)	(209,477)

Effect of exchange rate changes on cash and cash equivalents	(1,831)	474

Net decrease in cash and cash equivalents	(98,442)	(285,825)
Cash and cash equivalents, beginning of period	264,423	384,570

Cash and cash equivalents, end of period	$165,981	$98,745

Supplemental cash flow disclosures
Cash paid for interest	$25,367	$25,711
Cash paid for income taxes, net of refunds	31,230	27,016
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	3,079	4,241

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of FTI Consulting, Inc. and its wholly owned subsidiaries (“FTI Consulting,” the “Company,” “we,” or “our”) presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator—basic and diluted
Net income	$7,747	$15,325	$26,178	$34,583

Denominator
Weighted average number of common shares outstanding—basic	40,592	40,587	40,475	42,223
Effect of dilutive stock options	646	949	804	918
Effect of dilutive convertible notes	229	836	737	759
Effect of dilutive restricted shares	607	540	656	520

Weighted average number of common shares outstanding—diluted	42,074	42,912	42,672	44,420

Earnings per common share—basic	$0.19	$0.38	$0.65	$0.82

Earnings per common share—diluted	$0.18	$0.36	$0.61	$0.78

Antidilutive stock options and restricted shares	3,530	2,162	2,806	2,091

3. Special Charges

During the second quarter of 2011, we recorded special charges of $15.2 million. The charges reflect actions we took to reduce senior management related overhead in connection with the realignment of our segment management on a global basis and to align our workforce with expected market trends, primarily in our Corporate Finance/Restructuring segment.

During the quarter ended June 30, 2012, we recorded special charges totaling $26.8 million, of which $4.6 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments and address certain targeted practices within our Corporate Finance/Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions include the termination of 116 employees, the consolidation of leased office space within six office locations and certain other actions. The special charges consisted of:

•

$18.4 million of salary continuance and other contractual employee related costs, including loan forgiveness and accelerated recognition of compensation cost of share-based awards, associated with the reduction in workforce of 116 employees; and

•	$8.4 million of expense associated with lease costs related to the consolidation of leased office space within six office locations.

The following table details the special charges by segment for the quarter ended June 30, 2012:

Corporate Finance/Restructuring	$11,116
Forensic and Litigation Consulting	7,253
Economic Consulting	818
Technology	2,966
Strategic Communications	4,511

26,664
Unallocated Corporate	118

Total	$26,782

The total cash outflow associated with the 2012 special charges is expected to be $22.2 million, of which $1.1 million has been paid as of June 30, 2012, $9.4 million is expected to be paid during the remainder of 2012, $5.1 million is expected to be paid in 2013, $2.4 million is expected to be paid in 2014, and the remaining balance of $4.2 million related to lease costs will be paid from 2015 to 2025. In addition, the remaining balance of $0.9 million related to the 2011 special charges is expected to be paid during the remainder of 2012. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets. Activity related to the liability for these costs for the six months ended June 30, 2012 is as follows:

	Employee Termination Costs	Lease Costs	Total
Balance at December 31, 2011	$4,758	$—	$4,758
Additions	14,086	8,067	22,153
Payments	(4,372)	(171)	(4,543)
Foreign currency translation adjustment and other	(266)	—	(266)

Balance at June 30, 2012	$14,206	$7,896	$22,102

4. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income (Loss). The provision for doubtful accounts totaled $2.5 million and $7.0 million for the three and six months ended June 30, 2012, respectively and $3.2 million and $5.8 million for the three and six months ended June 30, 2011, respectively.

5. Research and Development Costs

Research and development costs related to software development totaled $5.1 million and $11.9 million for the three and six months ended June 30, 2012, respectively, and $6.0 million and $11.8 million for the three and six months ended June 30, 2011, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

On December 16, 2011, we negotiated the right to terminate the interest rate swap agreements. Upon termination of these interest rate swap agreements we received cash proceeds of approximately $6.6 million, including $1.0 million of accrued interest. The net proceeds of $5.6 million have been recorded in “Long-term debt and capital lease obligations” on the Condensed Consolidated Balance Sheets and will be amortized as a reduction to interest expense over the remaining term of the 2016 Notes, resulting in an effective interest rate of 7.1% per annum. For the six months ended June 30, 2012, $0.5 million of the net proceeds have been amortized as a reduction of interest expense, with a remaining balance of $5.1 million at June 30, 2012. At June 30, 2012, we had no derivative instruments.

Fair Value of Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2012 and December 31, 2011, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at June 30, 2012 was $825 million compared to a carrying value of $815 million. At December 31, 2011, the fair value of our long-term debt was $882 million compared to a carrying value of $815 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 2016 Notes, 6 3/4% senior notes due 2020 and Convertible Notes. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets. The carrying value of long-term debt includes the $18.0 million equity component of our Convertible Notes which is recorded in “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

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

The following table represents the change in the acquisition-related contingent consideration liability during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$15,276	$20,076	$14,990	$19,864
Acquisition date fair value measurement	—	3,000	—	3,000
Adjustments to fair value recorded in earnings(a)	(3,541)	799	(2,984)	1,595
Payments	(917)	—	(1,287)	(577)
Elimination of contingency(b)	(2,534)	—	(2,534)	—
Unrealized gains (losses) related to currency translation in other comprehensive income	(47)	7	52	—

Ending balance	$8,237	$23,882	$8,237	$23,882

(a)

Adjustments to fair value related to accretion and remeasurement of contingent consideration are recorded in “Acquisition-related contingent consideration” on the Condensed Consolidated Statements of Comprehensive Income (Loss). We recognized a gain on remeasurement of contingent consideration of $4.1 million during the three and six months ended June 30, 2012, and accretion expense of $0.6 million and $1.1 million, respectively.

(b)

During the three months ended June 30, 2012, we fixed an acquisition-related contingent consideration liability in the amount of $2.5 million. The non-contingent consideration liability is no longer required to be remeasured to fair value and, accordingly, is not classified as a Level 3 measurement.

The following table presents financial liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2012
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$8,237	$8,237
As of December 31, 2011
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$14,990	$14,990

7. Acquisitions

In March 2012, we completed an acquisition in the United States for our Corporate Finance/Restructuring segment. We paid aggregate cash consideration of approximately $1.9 million at closing, which is recorded in goodwill as of June 30, 2012 as part of the preliminary purchase price allocation. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations for the periods presented.

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

In August 2010, we acquired FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group). The initial acquisition price included a contingent consideration liability. During the second quarter of 2012, management determined that the fair value of the acquisition-related contingent consideration liability had declined. This remeasurement of the contingent consideration was based on management’s probability-adjusted present value of the consideration expected to be transferred during the remainder of the earnout period, based on the acquired operations’ forecasted results. The resulting reduction in the liability of $4.1 million was recorded as income and is included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Certain acquisition-related restricted stock agreements entered into prior to January 1, 2009 contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During the three and six months ended June 30, 2012, we paid $2.9 million and $3.6 million, respectively, in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in-capital on the Condensed Consolidated Balance Sheets. Our remaining common stock price guarantee provisions have stock floor prices that range from $56.66 to $69.48 per share and have determination dates through 2013.

8. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the six months ended June 30, 2012, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at December 31, 2011	$436,043	$198,047	$229,487	$117,958	$327,823	$1,309,358
Goodwill acquired during the period	1,900	—	—	—	—	1,900
Foreign currency translation adjustment and other	(4)	(158)	172	18	2,096	2,124

Balances at June 30, 2012	$437,939	$197,889	$229,659	$117,976	$329,919	$1,313,382

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $5.7 million and $11.2 million for the three and six months ended June 30, 2012, respectively, and $5.5 million and $11.0 million for the three and six months ended June 30, 2011, respectively. Based solely on the amortizable intangible assets recorded as of June 30, 2012, we estimate amortization expense to be $11.0 million during the remainder of 2012, $20.0 million in 2013, $11.6 million in 2014, $10.6 million in 2015, $9.1 million in 2016, $8.4 million in 2017, and $31.5 million in years after 2017. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, or other factors.

		June 30, 2012		December 31, 2011
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived intangible assets
Customer relationships	1 to 15	$144,795	$56,244	$144,696	$49,381
Non-competition agreements	1 to 10	14,395	10,036	14,601	8,965
Software	3 to 6	33,554	24,282	33,549	21,211

		192,744	90,562	192,846	79,557
Indefinite-lived intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$198,344	$90,562	$198,446	$79,557

9. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	June 30, 2012	December 31, 2011
7 3/4% senior notes due 2016(a)	$220,054	$220,555
6 3/4% senior notes due 2020	400,000	400,000
3 3/4% senior subordinated convertible notes due 2012(b)	148,276	146,867
Notes payable to former shareholders of acquired business	29,005	29,445

Total debt	797,335	796,867
Less current portion	154,281	153,312

Long-term debt, net of current portion	643,054	643,555

Total capital lease obligations	48	94
Less current portion	24	70

Capital lease obligations, net of current portion	24	24

Long-term debt and capital lease obligations, net of current portion	$643,078	$643,579

(a)	Balance includes $215.0 million principal amount of 2016 Notes including a premium of $5.1 million at June 30, 2012 and $5.6 million at December 31, 2011.

(b)

Balance includes $148.5 million principal amount of Convertible Notes, net of discount of $0.2 million at June 30, 2012 and $149.9 million principal amount of Convertible Notes, net of discount of $3.1 million at December 31, 2011.

Convertible Notes

The Convertible Notes outstanding on June 30, 2012 matured on July 15, 2012. On July 16, 2012, we repaid in full in cash all amounts due on our outstanding Convertible Notes. The total repayment of approximately $151.3 million, including $2.8 million of accrued interest, was made using cash on hand and the proceeds of a $75.0 million borrowing under our senior secured bank credit facility.

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

11. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the six months ended June 30, 2012, we granted an aggregate of 1,168,375 share-based awards, consisting primarily of restricted stock awards and stock options.

Total share-based compensation expense for the three and six months ended June 30, 2012 and 2011 is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income Statement Classification	2012	2011	2012	2011
Direct cost of revenues	$3,025	$7,975	$9,408	$15,821
Selling, general and administrative expense	3,239	3,101	7,159	5,637
Special charges	814	833	814	833

Total share-based compensation expense	$7,078	$11,909	$17,381	$22,291

12. Stockholders’ Equity

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250 million (the “Repurchase Program”). As of June 30, 2012, the full program authorization of $250 million remained available under the Repurchase Program.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Corporate Finance/Restructuring	$112,336	$101,896	$225,814	$209,150
Forensic and Litigation Consulting	90,107	93,368	177,138	176,281
Economic Consulting	99,455	94,480	199,507	168,739
Technology	47,697	57,130	97,357	108,165
Strategic Communications	46,648	53,563	91,655	99,918

Revenues	$396,243	$400,437	$791,471	$762,253

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$29,210	$14,075	$55,974	$31,677
Forensic and Litigation Consulting	17,628	17,932	29,705	33,924
Economic Consulting	18,491	18,823	36,915	31,985
Technology	12,849	20,313	26,064	38,743
Strategic Communications	4,970	6,443	9,499	11,839

Total Adjusted Segment EBITDA	$83,148	$77,586	$158,157	$148,168

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Adjusted Segment EBITDA(1)	$83,148	$77,586	$158,157	$148,168
Segment depreciation expense	(6,335)	(5,866)	(12,608)	(11,614)
Amortization of other intangible assets	(5,490)	(5,498)	(11,007)	(10,952)
Special Charges	(26,782)	(15,212)	(26,782)	(15,212)
Unallocated corporate expenses, excluding special charges	(17,709)	(17,368)	(39,981)	(32,569)
Interest income and other	(363)	2,923	2,919	4,923
Interest expense	(15,195)	(14,500)	(30,399)	(29,810)

Income before income tax provision	$11,274	$22,065	$40,299	$52,934

(1)	Total Adjusted Segment EBITDA is the total of Adjusted Segment EBITDA for all segments.

14. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our senior bank credit facility, senior notes and our Convertible Notes. The guarantees are full and unconditional and joint and several. All of our guarantors are wholly-owned, direct or indirect, subsidiaries.

The following financial information presents condensed consolidating balance sheets, statements of comprehensive income and statements of cash flows for FTI Consulting, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of June 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$72,077	$93	$93,811	$—	$165,981
Restricted cash	—	—	1,152	—	1,152
Accounts receivable, net	177,752	175,309	119,598	—	472,659
Intercompany receivables	—	562,935	139,409	(702,344)	—
Other current assets	30,472	23,039	31,133	—	84,644

Total current assets	280,301	761,376	385,103	(702,344)	724,436
Property and equipment, net	38,163	15,910	14,734	—	68,807
Goodwill	549,271	439,070	325,041	—	1,313,382
Other intangible assets, net	36,312	28,953	75,762	(33,245)	107,782
Investments in subsidiaries	1,624,119	533,424	—	(2,157,543)	—
Other assets	77,911	104,457	23,858	(46,552)	159,674

Total assets	$2,606,077	$1,883,190	$824,498	$(2,939,684)	$2,374,081

Liabilities
Intercompany payables	$457,320	$87,916	$157,108	$(702,344)	$—
Other current liabilities	262,793	85,562	67,082	—	415,437

Total current liabilities	720,113	173,478	224,190	(702,344)	415,437
Long-term debt, net	620,078	23,000	—	—	643,078
Other liabilities	115,563	36,185	60,047	(46,552)	165,243

Total liabilities	1,455,754	232,663	284,237	(748,896)	1,223,758
Stockholders’ equity	1,150,323	1,650,527	540,261	(2,190,788)	1,150,323

Total liabilities and stockholders’ equity	$2,606,077	$1,883,190	$824,498	$(2,939,684)	$2,374,081

Condensed Consolidating Balance Sheet Information as of December 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$161,180	$197	$103,046	$—	$264,423
Restricted cash	8,632	—	1,581	—	10,213
Accounts receivable, net	148,698	165,871	114,533	—	429,102
Intercompany receivables	—	557,846	59,857	(617,703)	—
Other current assets	22,599	15,694	28,923	—	67,216

Total current assets	341,109	739,608	307,940	(617,703)	770,954
Property and equipment, net	44,233	14,240	15,975	—	74,448
Goodwill	547,667	439,068	322,623	—	1,309,358
Other intangible assets, net	38,913	34,692	45,284	—	118,889
Investments in subsidiaries	1,538,883	532,091	—	(2,070,974)	—
Other assets	70,551	48,529	18,355	—	137,435

Total assets	$2,581,356	$1,808,228	$710,177	$(2,688,677)	$2,411,084

Liabilities
Intercompany payables	$433,284	$93,947	$90,472	$(617,703)	$—
Other current liabilities	316,559	109,651	71,627	—	497,837

Total current liabilities	749,843	203,598	162,099	(617,703)	497,837
Long-term debt, net	620,579	23,000	—	—	643,579
Other liabilities	104,732	43,297	15,437	—	163,466

Total liabilities	1,475,154	269,895	177,536	(617,703)	1,304,882
Stockholders’ equity	1,106,202	1,538,333	532,641	(2,070,974)	1,106,202

Total liabilities and stockholders’ equity	$2,581,356	$1,808,228	$710,177	$(2,688,677)	$2,411,084

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended June 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$151,442	$241,033	$101,451	$(97,683)	$396,243
Operating expenses
Direct cost of revenues	96,450	180,788	66,080	(95,098)	248,220
Selling, general and administrative expense	39,041	28,507	27,497	(2,585)	92,460
Special Charges	16,731	4,287	5,764		26,782
Acquisition-related contingent consideration	—	—	(3,541)	—	(3,541)
Amortization of other intangible assets	1,297	2,473	2,541	(821)	5,490

Operating income	(2,077)	24,978	3,110	821	26,832
Other (expense) income	(17,469)	(195)	2,106	—	(15,558)

Income (loss) before income tax provision	(19,546)	24,783	5,216	821	11,274
Income tax (benefit) provision	(9,666)	12,910	283	—	3,527
Equity in net earnings of subsidiaries	17,627	5,741	—	(23,368)	—

Net income	7,747	17,614	4,933	(22,547)	7,747

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments including tax benefit of $0	—	—	(10,960)	—	(10,960)

Other comprehensive income (loss), net of tax	—	—	(10,960)	—	(10,960)

Comprehensive income (loss)	$7,747	$17,614	$(6,027)	$(22,547)	$(3,213)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$144,100	$254,289	$103,392	$(101,344)	$400,437
Operating expenses
Direct cost of revenues	98,220	182,954	68,010	(98,340)	250,844
Selling, general and administrative expense	40,697	30,565	26,184	(3,004)	94,442
Special Charges	8,561	228	6,423		15,212
Acquisition-related contingent consideration	—	—	799	—	799
Amortization of other intangible assets	605	3,264	1,629	—	5,498

Operating income	(3,983)	37,278	347	—	33,642
Other (expense) income	(12,595)	759	259	—	(11,577)

Income (loss) before income tax provision	(16,578)	38,037	606	—	22,065
Income tax (benefit) provision	(7,658)	16,830	(2,432)	—	6,740
Equity in net earnings of subsidiaries	24,245	2,944	—	(27,189)	—

Net income	15,325	24,151	3,038	(27,189)	15,325

Other comprehensive income, net of tax:
Foreign currency translation adjustments including tax expense of $100	(100)	—	1,936	—	1,836

Other comprehensive income, net of tax	(100)	—	1,936	—	1,836

Comprehensive income	$15,225	$24,151	$4,974	$(27,189)	$17,161

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$305,023	$482,749	$203,509	$(199,810)	$791,471
Operating expenses
Direct cost of revenues	197,625	362,737	128,999	(195,523)	493,838
Selling, general and administrative expense	86,435	57,559	55,342	(4,287)	195,049
Special charges	16,731	4,287	5,764	—	26,782
Acquisition-related contingent consideration	—	—	(2,984)	—	(2,984)
Amortization of other intangible assets	2,600	4,950	5,097	(1,640)	11,007

Operating income	1,632	53,216	11,291	1,640	67,779
Other (expense) income	(30,456)	35,987	1,874	(34,885)	(27,480)

Income (loss) before income tax provision	(28,824)	89,203	13,165	(33,245)	40,299
Income tax (benefit) provision	(28,380)	40,724	1,777	—	14,121
Equity in net earnings of subsidiaries	26,622	13,383	—	(40,005)	—

Net income	26,178	61,862	11,388	(73,250)	26,178

Other comprehensive income, net of tax:
Foreign currency translation adjustments net of tax benefit of $0	—	—	1,889	—	1,889

Other comprehensive income, net of tax	—	—	1,889	—	1,889

Comprehensive income	$26,178	$61,862	$13,277	$(73,250)	$28,067

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$270,751	$507,388	$180,391	$(196,277)	$762,253
Operating expenses
Direct cost of revenues	181,941	363,720	119,589	(191,322)	473,928
Selling, general and administrative expense	76,585	64,818	46,297	(4,955)	182,745
Special charges	8,561	228	6,423	—	15,212
Acquisition-related contingent consideration	—	—	1,595	—	1,595
Amortization of other intangible assets	879	6,859	3,214	—	10,952

Operating income	2,785	71,763	3,273	—	77,821
Other (expense) income	(25,680)	557	236	—	(24,887)

Income (loss) before income tax provision	(22,895)	72,320	3,509	—	52,934
Income tax (benefit) provision	(10,208)	30,088	(1,529)	—	18,351
Equity in net earnings of subsidiaries	47,270	4,455	—	(51,725)	—

Net income	34,583	46,687	5,038	(51,725)	34,583

Other comprehensive income, net of tax:
Foreign currency translation adjustments net of tax benefit of $2,068	2,068	—	14,587	—	16,655

Other comprehensive income, net of tax	2,068	—	14,587	—	16,655

Comprehensive income	$36,651	$46,687	$19,625	$(51,725)	$51,238

Condensed Consolidating Statement of Cash Flow for the Six Months Ended June 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(70,726)	$336	$13,102	$(57,288)
Investing activities
Payments for acquisition of businesses, net of cash received	(21,186)	—	(364)	(21,550)
Purchases of property and equipment	(3,384)	(8,350)	(1,994)	(13,728)
Other	93	—	—	93

Net cash used in investing activities	(24,477)	(8,350)	(2,358)	(35,185)

Financing activities
Payments of long-term debt and capital lease obligations	(1,929)	(45)	—	(1,974)
Net issuance of common stock and other	(948)	—	(1,287)	(2,235)
Excess tax benefits from share-based compensation	71	—	—	71
Intercompany transfers	8,906	7,955	(16,861)	—

Net cash provided by (used in) financing activities	6,100	7,910	(18,148)	(4,138)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,831)	(1,831)

Net decrease in cash and cash equivalents	(89,103)	(104)	(9,235)	(98,442)
Cash and cash equivalents, beginning of period	161,180	197	103,046	264,423

Cash and cash equivalents, end of period	$72,077	$93	$93,811	$165,981

Condensed Consolidating Statement of Cash Flow for the Six Months Ended June 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(33,412)	$42,156	$(21,568)	$(12,824)
Investing activities
Payments for acquisition of businesses, net of cash received	(33,735)	—	(17,153)	(50,888)
Purchases of property and equipment	(4,058)	(6,192)	(2,455)	(12,705)
Other	(405)	—	—	(405)

Net cash used in investing activities	(38,198)	(6,192)	(19,608)	(63,998)

Financing activities
Borrowings under revolving line of credit	25,000	—	—	25,000
Payments of revolving line of credit	(25,000)	—	—	(25,000)
Payments of long-term debt and capital lease obligations	(776)	(161)	—	(937)
Issuance of common stock and other	736	—	—	736
Purchase and retirement of common stock	(209,400)	—	—	(209,400)
Excess tax benefits from share-based compensation	124	—	—	124
Intercompany transfers	12,285	(36,862)	24,577	—

Net cash (used in) provided by financing activities	(197,031)	(37,023)	24,577	(209,477)

Effect of exchange rate changes on cash and cash equivalents	—	—	474	474

Net decrease in cash and cash equivalents	(268,641)	(1,059)	(16,125)	(285,825)
Cash and cash equivalents, beginning of period	292,738	1,430	90,402	384,570

Cash and cash equivalents, end of period	$24,097	$371	$74,277	$98,745

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and six month periods ended June 30, 2012 and 2011 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

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

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the United States (“U.S.”) and around the world.

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

We define Adjusted EBITDA as net income before income tax provision, other income (expense), depreciation, amortization of intangible assets and special charges. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets and special charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments. We define Adjusted Net Income and Adjusted EPS as net income and earnings per diluted share, respectively, excluding the net impact of any special charges and any loss on early extinguishment of debt that were incurred in that period. Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted EPS and Adjusted Net Income are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. These non-GAAP measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Condensed Consolidated Statements of Comprehensive Income (Loss). We believe that these measures can be useful operating performance measures for evaluating our results of operations as compared from period-to-period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use Adjusted EBITDA and Adjusted Segment EBITDA to evaluate and compare the operating performance of our segments.

We define acquisition revenue growth as the revenue of acquired companies in the first twelve months following the effective date of an acquisition. Our definition of organic revenue growth is the change in revenue excluding the impact of all such acquisitions.

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenues	$396,243	$400,437	$791,471	$762,253
Special charges	$26,782	$15,212	$26,782	$15,212
Adjusted EBITDA	$66,616	$61,496	$120,576	$118,074
Net income	$7,747	$15,325	$26,178	$34,583
Earnings per common share—diluted	$0.18	$0.36	$0.61	$0.78
Adjusted EPS	$0.60	$0.57	$1.02	$0.99
Cash provided by (used in) operating activities	$533	$26,373	$(57,288)	$(12,824)
Total number of employees at June 30,	3,855	3,740	3,855	3,740

Second Quarter 2012 Executive Highlights

Revenues

Revenues for the quarter ended June 30, 2012 decreased $4.2 million, or 1.0%, to $396.2 million, compared to $400.4 million in the prior year period, with approximately 1.1% of the decline due to the estimated unfavorable foreign currency translation impact related primarily to our European based operations. Revenue declined organically 0.2% as weakness in our Technology, Strategic Communications and Forensic and Litigation Consulting segments was partially offset by strength in our Corporate Finance/Restructuring and Economic Consulting segments. Acquisition-related revenue growth of 0.3% made up the remainder.

Special charges

We recorded special charges in the three months ended June 30, 2012 of $26.8 million which reduced our diluted earnings per share by $0.42. These charges are primarily comprised of salary continuation, loan forgiveness and equity acceleration associated with a reduction in workforce totaling 116 employees. These staff reductions primarily targeted specific regions and practices where demand has weakened due to economic conditions, particularly in the Technology, Forensic and Litigation Consulting and Strategic Communications segments and address certain targeted practices within Corporate Finance/Restructuring. In addition, the charge included $8.4 million related to space consolidation opportunities identified with six leased office properties. The charges reflect actions we took to align capacity with expected market trends. The total cash outflow associated with the special charges is expected to be $22.2 million, while the noncash charges are $4.6 million. The Company expects that these actions in combination with other actions taken in the quarter will result in operational savings of approximately $14.9 million over the remainder of 2012.

Adjusted EBITDA

Adjusted EBITDA, as previously defined, increased $5.1 million, or 8.3%, to $66.6 million, or 16.8% of revenues, compared to $61.5 million, or 15.4% of revenues, in the prior year period. Adjusted EBITDA increased with strong revenue performance in the Corporate Finance/Restructuring segment, which was partially offset by pricing pressures in the Technology segment, fewer high margin engagements in the Strategic Communications segment, lower utilization and higher personnel costs in the Economic Consulting segment and weaker demand in the Forensic and Litigation Consulting segment. Adjusted EBITDA also included a $4.1 million income adjustment related to a reduction in the fair value of acquisition-related contingent consideration of FS Asia Advisory Limited, which was acquired in the third quarter of 2010.

Net income

Net income decreased $7.6 million, or 49.4%, to $7.7 million, compared to $15.3 million in the prior year period. The decrease in net income was primarily attributable to the special charges recorded in the three months ended June 30, 2012 and the decrease in revenues, each described above. Net income for the quarter ended June 30, 2012 included a $4.1 million income adjustment related to a reduction in the fair value of acquisition-related contingent consideration also described above.

Earnings per common share and Adjusted EPS

Earnings per diluted share for the three months ended June 30, 2012 were $0.18, which included $26.8 million, or $0.42 per diluted share, of special charges primarily related to staff reductions and leased real estate consolidations and a $4.1 million fair value remeasurement, which impacted earnings per diluted share by $0.10, both described above, compared to $0.36 in the prior year period which included $15.2 million, or $0.21 per diluted share, of special charges. Adjusted EPS, as previously defined, were $0.60, compared to $0.57 in the prior year period due to the impact of the operating results as described in “Adjusted EBITDA” above.

Operating cash flows

Cash provided by operating activities for the three months ended June 30, 2012 was $0.5 million compared to $26.4 million for the three months ended June 30, 2011. The decline was primarily a result of higher salary and personnel costs, including variable compensation and payments related to the retention of key individuals. Overall, cash collections for the quarter were strong at approximately $360 million; however our collection experience continues to be affected by the mix of business largely related to the payment conditions of key matters, for example, receivables which are subject to court approval.

Headcount

Headcount of 3,855 at June 30, 2012 increased 115, or 3.1%, compared to June 30, 2011 in order to align resources with anticipated demand in certain service offerings. Headcount as of June 30, 2012 does not fully reflect the impact of the personnel reductions included in the special charges as a result of the applicable notice periods.

Other activities

On June 6, 2012, our Board of Directors authorized a $250 million stock repurchase program to be executed over two years from the authorization date. The specific timing and amount of repurchases will be determined by our management, at their discretion, and will vary based on market conditions, securities law limitations and other factors. As of June 30, 2012, the full program authorization of $250 million remained available under the program.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$112,336	$101,896	$225,814	$209,150
Forensic and Litigation Consulting	90,107	93,368	177,138	176,281
Economic Consulting	99,455	94,480	199,507	168,739
Technology	47,697	57,130	97,357	108,165
Strategic Communications	46,648	53,563	91,655	99,918

Revenues	$396,243	$400,437	$791,471	$762,253

Operating income (loss)
Corporate Finance/Restructuring	$15,783	$2,321	$40,230	$17,629
Forensic and Litigation Consulting	8,938	15,640	19,532	30,186
Economic Consulting	16,551	15,798	33,871	28,096
Technology	4,757	15,594	12,958	29,364
Strategic Communications	(1,370)	4,497	1,287	7,955

Segment operating income	44,659	53,850	107,878	113,230
Unallocated corporate expenses	(17,827)	(20,208)	(40,099)	(35,409)

Operating income	26,832	33,642	67,779	77,821

Other income (expense)
Interest income and other	(363)	2,923	2,919	4,923
Interest expense	(15,195)	(14,500)	(30,399)	(29,810)

	(15,558)	(11,577)	(27,480)	(24,887)

Income before income tax provision	11,274	22,065	40,299	52,934
Income tax provision	3,527	6,740	14,121	18,351

Net income	$7,747	$15,325	$26,178	$34,583

Earnings per common share—basic	$0.19	$0.38	$0.65	$0.82

Earnings per common share—diluted	$0.18	$0.36	$0.61	$0.78

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income	$7,747	$15,325	$26,178	$34,583
Add back:
Income tax provision	3,527	6,740	14,121	18,351
Other income (expense), net	15,558	11,577	27,480	24,887
Depreciation and amortization	7,512	7,144	15,008	14,089
Amortization of other intangible assets	5,490	5,498	11,007	10,952
Special charges	26,782	15,212	26,782	15,212

Adjusted EBITDA	$66,616	$61,496	$120,576	$118,074

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$7,747	$15,325	$26,178	$34,583
Add back: Special charges, net of tax effect(1)	17,320	9,285	17,320	9,285

Adjusted net income	$25,067	$24,610	$43,498	$43,868

Earnings per common share—diluted	$0.18	$0.36	$0.61	$0.78
Add back: Special charges, net of tax effect(1)	0.42	0.21	0.41	0.21

Adjusted earnings per common share—diluted	$0.60	$0.57	$1.02	$0.99

Weighted average number of common shares outstanding—diluted	42,074	42,912	42,672	44,420

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments for the second quarter of 2012 and 2011 were 35.3% and 39.0%, respectively. The tax expense for the three and six months ended June 30, 2012 was $9,462 and $0.22 per share. The tax expense for the three and six months ended June 30, 2011 was $5,927 and $0.14 and $0.13 per share, respectively.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $2.4 million, or 11.8%, to $17.8 million for the three months ended June 30, 2012, from $20.2 million for the three months ended June 30, 2011. Excluding the impact of special charges of $0.1 million recorded in the three months ended June 30, 2012 and $2.8 million recorded in the three months ended June 30, 2011, unallocated corporate expenses were relatively flat at $17.7 million in 2012 compared to $17.4 million in 2011.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $3.3 million to a loss of $0.4 million for the three months ended June 30, 2012 from $2.9 million in income for the three months ended June 30, 2011. The decrease is primarily due to net foreign currency transaction losses in the three months ended June 30, 2012 as compared to gains in the three months ended June 30, 2011. Transaction gains and losses both realized and unrealized, occur as either payments are made or month end remeasurement occurs relative to the Company’s receivables and payables which have been or will be received or paid in a currency that is different from the entity’s functional currency.

Interest expense

Interest expense was $15.2 million for the three months ended June 30, 2012 as compared to $14.5 million for the three months ended June 30, 2011. Interest expense in 2011 was favorably impacted by lower interest rates due to an interest rate swap agreement which was entered into in March 2011 and terminated in December 2011.

Special charges

During the second quarter of 2011, we recorded special charges of $15.2 million. The charges reflect actions we took to reduce senior management related overhead in connection with the realignment of our segment management on a global basis and to align our workforce with expected market trends, primarily in our Corporate Finance/Restructuring segment.

During the quarter ended June 30, 2012, we recorded special charges totaling $26.8 million, of which $4.6 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments and address certain targeted practices within our Corporate Finance/Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions include the termination of 116 employees, the consolidation of leased office space within six office locations and certain other actions. The special charges consisted of:

•

$18.4 million of salary continuance and other contractual employee related costs, including loan forgiveness and accelerated recognition of compensation cost of share-based awards, associated with the reduction in workforce of 116 employees; and

•	$8.4 million of expense associated with lease costs related to the consolidation of leased office space within six office locations.

The following table details the special charges by segment and the decrease in total headcount:

	Three Months Ended June 30,		Three Months Ended June 30,
	2012		2011
	Special Charges	Total Headcount	Special Charges	Total Headcount
Corporate Finance/Restructuring	$11,116	6	9,440	22
Forensic and Litigation Consulting	7,253	41	839	7
Economic Consulting	818	8	2,093	6
Technology	2,966	42	—	—
Strategic Communications	4,511	15	—	—

	26,664	112	12,372	35
Unallocated Corporate	118	4	2,840	2

Total	$26,782	116	$15,212	37

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 31.3% for the three months ended June 30, 2012 as compared to 30.5% for the three months ended June 30, 2011. For the three months ended June 30, 2012, the effective tax rate was favorably impacted by the benefit related to income from changes in the fair value of acquisition-related contingent consideration, which is not taxable. For the three months ended June 30, 2011, the effective tax rate was favorably impacted by lower provisions for foreign income taxes. In addition, we recognized tax benefits in the three months ended June 30, 2011 for discrete items primarily related to the reversal of previously recognized deferred tax liabilities which were no longer required.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses increased $4.7 million, or 13.3%, to $40.1 million for the six months ended June 30, 2012, from $35.4 million for the six months ended June 30, 2011. Excluding the impact of special charges of $0.1 million recorded in the six months ended June 30, 2012 and $2.8 million recorded in the six months ended June 30, 2011, unallocated corporate expenses increased $7.4 million, or 22.8% from the six months ended June 30, 2011. The increase was due to a $3.4 million increase in global leadership costs, $1.3 million of higher compensation and benefit costs, $1.1 million of strategic planning activities that took place in the three months ended March 31, 2012, and a $0.8 million decrease in allocations of certain system development and support costs.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $2.0 million to $2.9 million for the six months ended June 30, 2012 from $4.9 million for the six months ended June 30, 2011. The decrease is primarily due to lower net foreign currency transaction gains in the six months ended June 30 2012 as compared to the six months ended June 30, 2011. Transaction gains and losses both realized and unrealized, occur as either payments are made or month end remeasurement occurs relative to the Company’s receivables and payables which have been or will be received or paid in a currency that is different from the entity’s functional currency.

Interest expense

Interest expense was $30.4 million for the six months ended June 30, 2012 as compared to $29.8 million for the six months ended June 30, 2011. Interest expense in 2011 was favorably impacted by lower interest rates due to an interest rate swap agreement which was entered into in March 2011 and terminated in December 2011.

Special charges

During the six months ended June 30, 2012 and 2011, we recorded special charges of $26.8 million and $15.2 million, respectively. See the “Special charges” discussion above for the Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 for an expanded discussion of the special charges recorded in 2012 and 2011.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 35.0% for the six months ended June 30, 2012 as compared to 34.7% for the six months ended June 30, 2011. For the six months ended June 30, 2012, the effective tax rate was favorably impacted by the benefit related to income from changes in the fair value of acquisition-related contingent consideration, which is not taxable. For the six months ended June 30, 2011, the effective tax rate was favorably impacted by lower provisions for foreign income taxes. In addition, we recognized tax benefits in the six months ended June 30, 2011 for discrete items primarily related to the reversal of previously recognized deferred tax liabilities which were no longer required.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

The following table reconciles net income to Total Adjusted Segment EBITDA for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income	$7,747	$15,325	$26,178	$34,583
Add back:
Income tax provision	3,527	6,740	14,121	18,351
Other income (expense), net	15,558	11,577	27,480	24,887
Unallocated corporate expense	17,827	20,208	40,099	35,409

Total segment operating income	$44,659	$53,850	$107,878	$113,230
Add back:
Segment depreciation expense	6,335	5,866	12,608	11,614
Amortization of other intangible assets	5,490	5,498	11,007	10,952
Special charges	26,664	12,372	26,664	12,372

Total Adjusted Segment EBITDA	$83,148	$77,586	$158,157	$148,168

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	718	730	718	730
Forensic and Litigation Consulting	808	863	808	863
Economic Consulting	467	409	467	409
Technology	311	261	311	261
Strategic Communications	599	562	599	562

Total revenue-generating professionals	2,903	2,825	2,903	2,825

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	72%	65%	74%	68%
Forensic and Litigation Consulting	65%	71%	68%	70%
Economic Consulting	80%	86%	83%	87%
Average billable rate per hour:(2)
Corporate Finance/Restructuring	$400	$420	$399	$426
Forensic and Litigation Consulting	326	330	326	330
Economic Consulting	509	496	493	487

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$112,336	$101,896	$225,814	$209,150

Operating expenses:
Direct cost of revenues	69,793	69,564	138,862	140,869
Selling, general and administrative expenses	17,469	18,443	35,479	36,959
Special charges	11,116	9,440	11,116	9,440
Acquisition-related contingent consideration	(3,278)	708	(2,778)	1,415
Amortization of other intangible assets	1,453	1,420	2,905	2,838

	96,553	99,575	185,584	191,521

Segment operating income	15,783	2,321	40,230	17,629
Add back:
Depreciation and amortization of intangible assets	2,311	2,314	4,628	4,608
Special charges	11,116	9,440	11,116	9,440

Adjusted Segment EBITDA	$29,210	$14,075	$55,974	$31,677

Gross profit(1)	$42,543	$32,332	$86,952	$68,281
Gross profit margin(2)	37.9%	31.7%	38.5%	32.6%
Adjusted Segment EBITDA as a percent of revenues	26.0%	13.8%	24.8%	15.1%
Number of revenue generating professionals (at period end)	718	730	718	730
Utilization rates of billable professionals	72%	65%	74%	68%
Average billable rate per hour	$400	$420	$399	$426

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues increased $10.4 million, or 10.2%, to $112.3 million for the three months ended June 30, 2012 compared to $101.9 million for the three months ended June 30, 2011. Acquisition-related revenue from Think First, acquired near the end of the first quarter of 2012, was $1.0 million, or 1.0% of the growth from the prior year. Revenue increased organically $9.4 million, or 9.2%, due to higher volumes in our North America bankruptcy and restructuring practice as well as increased demand in our Asia practice and for our transaction advisory services.

Gross profit increased $10.2 million, or 31.6%, to $42.5 million for the three months ended June 30, 2012 compared to $32.3 million for the three months ended June 30, 2011. Gross profit margin increased 6.2 percentage points to 37.9% for the three months ended June 30, 2012 compared to 31.7% for the three months ended June 30, 2011. The increase in gross profit margin was primarily due to improved utilization.

SG&A expense decreased $1.0 million, or 5.3%, to $17.5 million for the three months ended June 30, 2012 compared to $18.4 million for the three months ended June 30, 2011. SG&A expense was 15.6% of revenue for the three months ended June 30, 2012, down from 18.1% for the three months ended June 30, 2011. The decrease in SG&A expense was primarily due to lower personnel and facilities costs.

Amortization of other intangible assets increased to $1.5 million for the three months ended June 30, 2012 compared to $1.4 million for the three months ended June 30, 2011.

Adjusted segment EBITDA increased $15.1 million, or 107.5%, to $29.2 million for the three months ended June 30, 2012 compared to $14.1 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues increased $16.7 million, or 8.0%, to $225.8 million for the six months ended June 30, 2012 compared to 209.2 million for the six months ended June 30, 2011. Acquisition-related revenue from LECG and Think First was $3.5 million, or 1.7% growth from the prior year. Revenue increased organically $13.2 million, or $6.3%, primarily due to greater demand for our bankruptcy and restructuring practice in North America and Europe, as well as higher revenues in transaction advisory services, the Asia practice and healthcare services.

Gross profit increased $18.7 million, or 27.3%, to $87.0 million for the six months ended June 30, 2012 compared to $68.3 million for the six months ended June 30, 2011. Gross profit margin increased 5.9 percentage points to 38.5% for the six months ended June 30, 2012 compared to 32.6% for the six months ended June 30, 2011. The increase in gross profit margin was primarily due to higher staff utilization.

SG&A expense decreased $1.5 million, or 4.0%, to $35.5 million for the six months ended June 30, 2012 compared to 37.0 million for the six months ended June 30, 2011. SG&A expense was 15.7% of revenue for the six months ended June 30, 2012, down from 17.7% for the six months ended June 30, 2011. The decrease in SG&A expense was primarily due to lower personnel costs.

Amortization of other intangible assets increased to $2.9 million for the three months ended June 30, 2012 compared to $2.8 million the three months ended June 30, 2011.

Adjusted segment EBITDA increased $24.3 million, or 76.7%, to $56.0 million for the six months ended June 30, 2012 compared to $31.7 million for the six months ended June 30, 2011.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$90,107	$93,368	$177,138	$176,281

Operating expenses:
Direct cost of revenues	56,415	59,057	114,145	110,489
Selling, general and administrative expenses	17,269	17,145	35,417	33,400
Special charges	7,253	839	7,253	839
Acquisition-related contingent consideration	(263)	91	(206)	180
Amortization of other intangible assets	495	596	997	1,187

	81,169	77,728	157,606	146,095

Segment operating income	8,938	15,640	19,532	30,186
Add back:
Depreciation and amortization of intangible assets	1,437	1,453	2,920	2,899
Special charges	7,253	839	7,253	839

Adjusted Segment EBITDA	$17,628	$17,932	$29,705	$33,924

Gross profit(1)	$33,692	$34,311	$62,993	$65,792
Gross profit margin(2)	37.4%	36.7%	35.6%	37.3%
Adjusted Segment EBITDA as a percent of revenues	19.6%	19.2%	16.8%	19.2%
Number of revenue generating professionals (at period end)	808	863	808	863
Utilization rates of billable professionals	65%	71%	68%	70%
Average billable rate per hour	$326	$330	$326	$330

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues decreased $3.3 million, or 3.5%, to $90.1 million for the three months ended June 30, 2012 from $93.4 million for the three months ended June 30, 2011 with a 1.2% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the Brazilian real, British pound, and Mexican peso relative to the U.S. dollar. Excluding the impact of foreign currency translation, revenue declined organically $2.2 million, or 2.3%, primarily due to decreases in consulting hours in our North America and Europe, Middle East and Africa (EMEA) regions as well as lower average billable rates per hour in EMEA, partially offset by strong growth in our Latin America global risk and investigations practice as well as our global data analytics practice.

Gross profit decreased $0.6 million, or 1.8%, to $33.7 million for the three months ended June 30, 2012 from $34.3 million for the three months ended June 30, 2011. Gross profit margin increased 0.7 percentage points to 37.4% for the three months ended June 30, 2011 from 36.7% for the three months ended June 30, 2011. The increase in gross profit margin was driven by the North American operations due to lower personnel costs from reduced headcount despite lower utilization.

SG&A expense increased $0.1 million, or 0.7%, to $17.3 million for the three months ended June 30, 2012 from $17.1 million for the three months ended June 30, 2011. SG&A expense was 19.2% of revenue for the three months ended June 30, 2012, up from 18.4% for the three months ended June 30, 2011.

Amortization of other intangible assets decreased to $0.5 million for the three months ended June 30, 2012 from $0.6 million for the three months ended June 30, 2011.

Adjusted segment EBITDA decreased by $0.3 million, or 1.7%, to $17.6 million for the three months ended June 30, 2012 from $17.9 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues increased $0.9 million, or 0.5%, to $177.1 million for the six months ended June 30, 2012 from $176.3 million for the six months ended June 30, 2011 with a 0.8% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the Brazilian real, British pound, and Mexican peso relative to the U.S. dollar. Revenue from the practices acquired from LECG in the first quarter of 2011 was $4.7 million, or 2.7% of segment revenue growth, primarily driven by the disputes and forensic accounting and environmental solution practices in North America. Revenue declined organically $2.5 million, or 1.4%, primarily due to decreases in both consulting hours and lower average billable rates per hour in North America partially offset by growth in our Latin American global risk and investigations practice as well as our global data analytics practice.

Gross profit decreased $2.8 million, or 4.3%, to $63.0 million for the six months ended June 30, 2012 from $65.8 million for the six months ended June 30, 2011. Gross profit margin decreased 1.7 percentage points to 35.6% for the six months ended June 30, 2012 from 37.3% for the six months ended June 30, 2011. The gross profit margin decline was primarily due to lower utilization.

SG&A expense increased $2.0 million, or 6.0%, to $35.4 million for the six months ended June 30, 2012 from $33.4 million for the six months ended June 30, 2012. SG&A expense was 20.0% of revenue for the six months ended June 30, 2012, up from 18.9% for the six months ended June 30, 2011. The increase in SG&A expense was due to higher bad debt expense, facilities, and other overhead expenses. Bad debt expense was 1.4% of revenues for the six months ended June 30, 2012 compared to 1.1% for the six months ended June 30, 2011.

Amortization of other intangible assets decreased to $1.0 million for the six months ended June 30, 2012 from $1.2 million for the six months ended June 30, 2011.

Adjusted segment EBITDA decreased by $4.2 million, or 12.4%, to $29.7 million for the six months ended June 30, 2012 from $33.9 million for the six months ended June 30, 2011.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$99,455	$94,480	$199,507	$168,739

Operating expenses:
Direct cost of revenues	69,257	64,448	136,912	116,056
Selling, general and administrative expenses	12,431	11,844	27,109	21,901
Special charges	818	2,093	818	2,093
Acquisition-related contingent consideration	—	—	—	—
Amortization of other intangible assets	398	297	797	593

	82,904	78,682	165,636	140,643

Segment operating income	16,551	15,798	33,871	28,096
Add back:
Depreciation and amortization of intangible assets	1,122	932	2,226	1,796
Special charges	818	2,093	818	2,093

Adjusted Segment EBITDA	$18,491	$18,823	$36,915	$31,985

Gross profit(1)	$30,198	$30,032	$62,595	$52,683
Gross profit margin(2)	30.4%	31.8%	31.4%	31.2%
Adjusted Segment EBITDA as a percent of revenues	18.6%	19.9%	18.5%	19.0%
Number of revenue generating professionals (at period end)	467	409	467	409
Utilization rates of billable professionals	80%	86%	83%	87%
Average billable rate per hour	$509	$496	$493	$487

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues increased $5.0 million, or 5.3%, to $99.5 million for the three months ended June 30, 2012 from $94.5 million for the three months ended June 30, 2011 despite a 1.0% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the Euro and the British pound relative to the U.S. dollar. Excluding the impact of foreign currency translation, revenue grew organically $5.9 million, or 6.3%, due to increased demand in our antitrust and M&A and financial economics practices in North America, partially offset by weakness in our international arbitration and valuation practice in the EMEA region.

Gross profit increased $0.2 million, or 0.6%, to $30.2 million for the three months ended June 30, 2012 from $30.0 million for the three months ended June 30, 2011. Gross profit margin decreased 1.4 percentage points to 30.4% for the three months ended June 30, 2012 from 31.8% for the three months ended June 30, 2011. The decline in gross profit margin was attributed to lower utilization and increased personnel costs from higher headcount and the retention of key individuals.

SG&A expense increased $0.6 million, or 5.0%, to $12.4 million for the three months ended June 30, 2012 from $11.8 million for the three months ended June 30, 2011. SG&A expense was 12.5% of revenue for the three months ended June 30, 2012 and was unchanged compared to the three months ended June 30, 2011. The increase in SG&A expense was due to higher corporate allocations in support of growing operations, outside services and marketing expenses partially offset by lower bad debt expense. Bad debt expense was 0.5% of revenue for the three months ended June 30, 2012 compared to 1.7% of revenue for the three months ended June 30, 2011.

Amortization of other intangible assets was $0.4 million for the three months ended June 30, 2012, compared to $0.3 million for the three months ended June 30, 2011.

Adjusted segment EBITDA decreased $0.3 million, or 1.8%, to $18.5 million for the three months ended June 30, 2012, compared to $18.8 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues increased $30.8 million, or 18.2%, to $199.5 million for the six months ended June 30, 2012 compared to $168.7 million for the six months ended June 30, 2011. Acquisition-related revenue from the competition policy, financial advisory, international arbitration and electric power and airline competition practices acquired from LECG late in the first quarter of 2011 was $17.6 million, or 10.4%, of segment revenue growth from the prior year period. Revenue grew organically $13.2 million, or 7.8%, primarily due to increased demand in our antitrust and M&A and financial economics practices in North America compared to the six months ended June 30, 2011.

Gross profit increased $9.9 million, or 18.8%, to $62.6 million for the six months ended June 30, 2012 compared to $52.7 million for the six months ended June 30, 2011. Gross profit margin increased 0.2 percentage points to 31.4% for the six months ended June 30, 2012 from 31.2% for the six months ended June 30, 2011. The increase in gross profit margin was due to more consulting hours and a slightly higher average billable rate per hour despite lower utilization.

SG&A expense increased $5.2 million, or 23.8%, to $27.1 million for the six months ended June 30, 2012 compared to $21.9 million for the six months ended June 30, 2011. SG&A expense was 13.6% of revenue for the six months ended June 30, 2012 compared to 13.0% for the six months ended June 30, 2011. The increase in SG&A expense was due to higher facilities costs, bad debt expense and higher corporate allocations in support of growing operations. Bad debt expense was 1.9% of revenue for the six months ended June 30, 2012 compared to 1.5% of revenue for the six months ended June 30, 2011.

Amortization of other intangible assets was $0.8 million for the six months ended June 30, 2012, compared to $0.6 million for the six months ended June 30, 2011.

Adjusted segment EBITDA increased $4.9 million, or 15.4%, to $36.9 million for the six months ended June 30, 2012, compared to $32.0 million for the six months ended June 30, 2011.

TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$47,697	$57,130	$97,357	$108,165

Operating expenses:
Direct cost of revenues	22,304	23,296	44,177	42,513
Selling, general and administrative expenses	15,686	16,262	33,280	32,334
Special charges	2,966	—	2,966	—
Acquisition-related contingent consideration	—	—	—	—
Amortization of other intangible assets	1,984	1,978	3,976	3,954

	42,940	41,536	84,399	78,801

Segment operating income	4,757	15,594	12,958	29,364
Add back:
Depreciation and amortization of intangible assets	5,126	4,719	10,140	9,379
Special charges	2,966	—	2,966	—

Adjusted Segment EBITDA	$12,849	$20,313	$26,064	$38,743

Gross profit(1)	$25,393	$33,834	$53,180	$65,652
Gross profit margin(2)	53.2%	59.2%	54.6%	60.7%
Adjusted Segment EBITDA as a percent of revenues	26.9%	35.6%	26.8%	35.8%
Number of revenue generating professionals (at period end)(3)	311	261	311	261

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues decreased by $9.4 million, or 16.5%, to $47.7 million for the three months ended June 30, 2012 from $57.1 million for the three months ended June 30, 2011. Revenue declined due to weaker demand for processing from certain product liability and intellectual property matters, and decreased realized pricing for our on-demand hosting, lower average bill rates for consulting services due to staff mix, and lower licensing revenues due to a settlement in the prior year quarter. These declines were partially offset by continued growth in our on-demand hosting services.

Gross profit decreased by $8.4 million, or 25.0%, to $25.4 million for the three months ended June 30, 2012 from $33.8 million for the three months ended June 30, 2011. Gross profit margin decreased 6.0 percentage points to 53.2% for the three months ended June 30, 2012 from 59.2% for the three months ended June 30, 2011 due to the related revenue declines in our higher margin services.

SG&A expense decreased by $0.6 million, or 3.5%, to $15.7 million for the three months ended June 30, 2012 from $16.3 million for the three months ended June 30, 2011. SG&A expense was 32.9% of revenue for the three months ended June 30, 2012, up from 28.5% for the three months ended June 30, 2011 due to the decline in revenue. The decrease in SG&A expense was driven by lower variable compensation expense and research and development costs. Research and development expense for the three months ended June 30, 2012 was $5.1 million, compared to $6.0 million for the three months ended June 30, 2011.

Amortization of other intangible assets remained flat at $2.0 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Adjusted segment EBITDA decreased $7.5 million, or 36.7%, to $12.9 million for the three months ended June 30, 2012 from $20.3 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues decreased by $10.8 million, or 10.0%, to $97.4 million for the six months ended June 30, 2012 from $108.2 million for the six months ended June 30, 2011. Revenue declined due to weaker demand and lower pricing for processing as well as lower pricing for hosting and consulting due to staff mix and lower licensing revenues related to several settlements received in the prior year period. These declines were partially offset by continued growth in our on-demand hosting services.

Gross profit decreased by $12.5 million, or 19.0%, to $53.2 million for the six months ended June 30, 2012 from $65.7 million for the six months ended June 30, 2011. Gross profit margin decreased 6.1 percentage points to 54.6% for the six months ended June 30, 2012 from 60.7% for the six months ended June 30, 2011 due to the related revenue decline in our higher margin services.

SG&A expense increased by $0.9 million, or 2.9%, to $33.3 million for the six months ended June 30, 2012 from $32.3 million for the six months ended June 30, 2011. SG&A expense was 34.2% of revenue for the six months ended June 30, 2012, up from 29.9% for the six months ended June 30, 2011. The increase in SG&A expense was primarily due to higher facilities and compensation expenses, partially offset by lower legal costs and bad debt expense. Bad debt recoveries were $0.2 million for the six months ended June 30, 2012 compared to bad debt expense of $0.3 million for the six months ended June 30, 2011. Research and development expense for the six months ended June 30, 2012 was $11.9 million, compared to $11.8 million for the six months ended June 30, 2011.

Amortization of other intangible assets remained flat at $4.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Adjusted segment EBITDA decreased $12.7 million, or 32.7%, to $26.1 million for the six months ended June 30, 2012 from $38.7 million for the six months ended June 30, 2011.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$46,648	$53,563	$91,655	$99,918

Operating expenses:
Direct cost of revenues	30,454	34,479	59,745	64,001
Selling, general and administrative expenses	11,893	13,380	23,780	25,582
Special charges	4,511	—	4,511	—
Acquisition-related contingent consideration	—	—	—	—
Amortization of other intangible assets	1,160	1,207	2,332	2,380

	48,018	49,066	90,368	91,963

Segment operating income (loss)	(1,370)	4,497	1,287	7,955
Add back:
Depreciation and amortization of intangible assets	1,829	1,946	3,701	3,884
Special charges	4,511	—	4,511	—

Adjusted Segment EBITDA	$4,970	$6,443	$9,499	$11,839

Gross profit(1)	$16,194	$19,084	$31,910	$35,917
Gross profit margin(2)	34.7%	35.6%	34.8%	35.9%
Adjusted Segment EBITDA as a percent of revenues	10.7%	12.0%	10.4%	11.8%
Number of revenue generating professionals (at period end)	599	562	599	562

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues decreased $6.9 million, or 12.9%, to $46.6 million for the three months ended June 30, 2012 from $53.6 million for the three months ended June 30, 2011 with 2.8% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the Euro, British pound and the Australian dollar relative to the U.S. dollar. Revenue declined organically $5.4 million, or 10.1%, due to fewer M&A-related projects in the Asia Pacific region and pricing pressures on retainer fees in EMEA and North America, partially offset by higher retainer revenues in Latin America.

Gross profit decreased $2.9 million, or 15.1%, to $16.2 million for the three months ended June 30, 2012 from $19.1 million for the three months ended June 30, 2011. Gross profit margin decreased 0.9 percentage points to 34.7% for the three months ended June 30, 2012 from 35.6% for the three months ended June 30, 2011. The decline in gross profit margin was primarily due to fewer high-margin project engagements partially offset by lower variable compensation expenses compared to the prior year period.

SG&A expense decreased $1.5 million, or 11.1%, to $11.9 million for the three months ended June 30, 2012 from $13.4 million for the three months ended June 30, 2011. SG&A expense was 25.5% of revenue for the three months ended June 30, 2012, up from 25.0% of revenue for the three months ended June 30, 2011. The decrease in SG&A expense was primarily related to lower personnel costs from reduced headcount, the estimated positive impact of foreign currency translation, and bad debt expense. Bad debt expense was 0.5% of revenues for the three months ended June 30, 2012 compared to 1.1% of revenues for the three months ended June 30, 2011.

Amortization of other intangible assets of $1.2 million was unchanged for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Adjusted segment EBITDA decreased $1.5 million, or 22.9%, to $5.0 million for the three months ended June 30, 2012 from $6.4 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues decreased $8.3 million, or 8.3%, to $91.7 million for the six months ended June 30, 2012 from $99.9 million for the six months ended June 30, 2011 with 1.9% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the Euro and the British pound relative to the U.S. dollar. Revenue declined organically $6.4 million, or 6.4%, due to fewer M&A-related projects in the Asia Pacific region and pricing pressures on retainer fees in the EMEA and North America regions, partially offset by higher retainer revenues in the Latin America region.

Gross profit decreased $4.0 million, or 11.2%, to $31.9 million for the six months ended June 30, 2012 from $35.9 million for the six months ended June 30, 2011. Gross profit margin decreased 1.1 percentage points to 34.8% for the six months ended June 30, 2012 from 35.9% for the six months ended June 30, 2011. The decline in gross profit margin was primarily due to fewer high-margin project engagements partially offset by lower variable compensation expenses compared to the prior year period.

SG&A expense decreased $1.8 million, or 7.0%, to $23.8 million for the six months ended June 30, 2012 from $25.6 million for the six months ended June 30, 2011. SG&A expense was 25.9% of revenue for the six months ended June 30, 2012, up from 25.6% of revenue for the six months ended June 30, 2011. The decrease in SG&A expense was primarily related to lower personnel costs from reduced headcount and the estimated positive impact of foreign currency translation.

Amortization of other intangible assets decreased to $2.3 million for the six months ended June 30, 2012 from $2.4 million for the six months ended June 30, 2011.

Adjusted segment EBITDA decreased $2.3 million, or 19.8%, to $9.5 million for the six months ended June 30, 2012 from $11.8 million for the six months ended June 30, 2011.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
	2012	2011
	(dollars in thousands)
Net cash used in operating activities	$(57,288)	$(12,824)
Net cash used in investing activities	$(35,185)	$(63,998)
Net cash used in financing activities	$(4,138)	$(209,477)

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

Net cash used in operating activities increased by $44.5 million to $57.3 million for the six months ended June 30, 2012 from $12.8 million for the six months ended June 30, 2011. The increase in net cash used in operating activities was primarily due to higher compensation and other operating expenses, higher incentive compensation payments, the funding of forgivable loans and higher income tax payments, partially offset by higher cash collections in the six months ended June 30, 2012 relative to the same prior year period.

Net cash used in investing activities for the six months ended June 30, 2012 was $35.2 million as compared to $64.0 million for the six months ended June 30, 2011. The prior year included $25.7 million of payments related to the acquisition of practices from LECG and $3.8 million of purchase price adjustments. Payments related to acquisition-related contingent consideration were $19.7 million for the six months ended June 30, 2012 as compared to $21.4 million for the six months ended June 30, 2011. Capital expenditures were $13.7 million for the six months ended June 30, 2012 as compared to $12.7 million for the six months ended June 30, 2011.

Net cash used in financing activities for the six months ended June 30, 2012 was $4.1 million as compared to $209.5 million for the six months ended June 30, 2011. Our financing activities for the six months ended June 30, 2011 included $209.4 million in cash used to repurchase and retire 5,061,558 shares of the Company’s common stock.

Capital Resources

As of June 30, 2012, our capital resources included $166.0 million of cash and cash equivalents and available borrowing capacity of $248.6 million under a $250 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of June 30, 2012, we had no outstanding borrowings under our bank credit facility and $1.4 million of outstanding letters of credit which reduced the availability of borrowings under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

Future Capital Needs

On July 16, 2012, we repaid in-full, at maturity, our outstanding Convertible Notes. The total repayment of approximately $151.3 million, including $2.8 million of accrued interest, was made using cash on hand and the proceeds of a $75.0 million borrowing under our bank credit facility. After giving effect to the $75.0 million borrowing and the $1.4 million of outstanding letters of credit, $173.6 million of borrowing capacity remains under our bank credit facility. After repayment of the Convertible Notes on July 16, 2012, we believe that we will have sufficient cash on hand and borrowing capacity under our bank credit facility to fund our capital and liquidity needs for at least the next twelve months.

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

We currently anticipate aggregate capital expenditures will range between $27 million to $35 million to support our organization during 2012, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price was in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse. As of June 30, 2012, we had no accrued contingent consideration liabilities for business combinations consummated prior to January 1, 2009.

For business combinations consummated on or after January 31, 2009, contingent consideration obligations are recorded as liabilities on our condensed consolidated balance sheet and re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent purchase price obligations for these business combinations are $8.2 million at June 30, 2012.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” included in Part I– Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include the following:

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

For information regarding our exposure to certain market risks see “Item 7A Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012. There have been no significant changes in our market risk exposure since December 31, 2011, except as noted below.

Equity Price Sensitivity

Certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the applicable stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. There are no determination dates remaining in 2012. The following table details by year the cash outflows that would result from the remaining stock price guarantee payments if, on the applicable determination dates, our common stock price was at $28.75 per share (our closing share price on June 29, 2012, the last trading day of June 2012), 20% above or 20% below that price.

	Remainder of 2012	2013	Total
		(in thousands)
Cash outflow, assuming:
Closing share price of $28.75 at June 29, 2012	$—	$5,918	$5,918
20% increase in share price	$—	$4,953	$4,953
20% decrease in share price	$—	$6,882	$6,882

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the second quarter ended June 30, 2012 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (4)
April 1 through April 30, 2012	3	(1)	$36.71	—	$—
May 1 through May 31, 2012	8	(2)	$34.79	—	$—
June 1 through June 30, 2012	3	(3)	$29.47	—	$250,000

Total	14			—

(1)	Represents 3,100 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)	Represents 7,500 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Represents 3,417 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock

(4)

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250 million (the “Repurchase Program”). As of June 30, 2012, the Company has not made any stock repurchases under the Repurchase Program and the full program authorization remains available under the Repurchase Program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

10.01*	Amendment No. 6 dated as of April 5, 2012, to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the SEC on April 10, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 4, 2012 and incorporated herein by reference.)

10.02†	Amendment No. 1 dated as of May 29, 2012, to the Credit Agreement, dated as of September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101**	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended June 30, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2012

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)