Form 10-Q
period 2012-09-30
FTI CONSULTING INC
filed 2012-11-08
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common stock, par value $0.01 per share	41,470,784

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$126,928	$264,423
Restricted cash	1,192	10,213
Accounts receivable:
Billed receivables	363,486	335,758
Unbilled receivables	215,456	173,440
Allowance for doubtful accounts and unbilled services	(93,885)	(80,096)

Accounts receivable, net	485,057	429,102
Current portion of notes receivable	32,735	26,687
Prepaid expenses and other current assets	35,327	30,448
Income taxes receivable	11,562	10,081

Total current assets	692,801	770,954
Property and equipment, net of accumulated depreciation	66,933	74,448
Goodwill	1,327,041	1,309,358
Other intangible assets, net of amortization	104,068	118,889
Notes receivable, net of current portion	97,141	81,748
Other assets	61,964	55,687

Total assets	$2,349,948	$2,411,084

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$99,536	$132,773
Accrued compensation	154,773	180,366
Current portion of long-term debt and capital lease obligations	81,021	153,381
Billings in excess of services provided	25,519	19,063
Deferred income taxes	6,215	12,254

Total current liabilities	367,064	497,837
Long-term debt and capital lease obligations, net of current portion	636,821	643,579
Deferred income taxes	99,373	88,071
Other liabilities	72,970	75,395

Total liabilities	1,176,228	1,304,882

Commitments and contingent liabilities (notes 8, 10 and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—41,355 (2012) and 41,484 (2011)	414	415
Additional paid-in capital	387,986	383,978
Retained earnings	827,092	778,201
Accumulated other comprehensive loss	(41,772)	(56,392)

Total stockholders’ equity	1,173,720	1,106,202

Total liabilities and stockholders’ equity	$2,349,948	$2,411,084

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$386,055	$413,802	$1,177,526	$1,176,055

Operating expenses
Direct cost of revenues	241,614	249,975	735,452	723,903
Selling, general and administrative expense	88,909	97,618	283,958	280,364
Special charges	2,775	—	29,557	15,212
Acquisition-related contingent consideration	403	944	(2,581)	2,538
Amortization of other intangible assets	5,766	5,843	16,773	16,795

	339,467	354,380	1,063,159	1,038,812

Operating income	46,588	59,422	114,367	137,243

Other income (expense)
Interest income and other	1,584	486	4,503	5,409
Interest expense	(13,208)	(14,319)	(43,607)	(44,129)

	(11,624)	(13,833)	(39,104)	(38,720)

Income before income tax provision	34,964	45,589	75,263	98,523
Income tax provision	12,251	16,150	26,372	34,501

Net income	$22,713	$29,439	$48,891	$64,022

Earnings per common share—basic	$0.56	$0.73	$1.21	$1.54

Earnings per common share—diluted	$0.55	$0.70	$1.17	$1.47

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $0 for the three and nine months ended September 30, 2012, and $500 and ($1,568) for the three and nine months ended September 30, 2011, respectively	$12,731	$(15,873)	$14,620	$782

Other comprehensive income (loss), net of tax	12,731	(15,873)	14,620	782

Comprehensive income	$35,444	$13,566	$63,511	$64,804

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance December 31, 2011	41,484	$415	$383,978	$778,201	$(56,392)	$1,106,202
Net income	—	—	—	48,891	—	48,891
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	14,620	14,620
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $270	206	2	5,110	—	—	5,112
Restricted share grants, less net settled shares of 129	423	4	(4,885)	—	—	(4,881)
Stock units issued under incentive compensation plan	—	—	3,079	—	—	3,079
Business combinations	—	—	(3,647)	—	—	(3,647)
Reacquisition of equity component of convertible debt	—	—	(108)	—	—	(108)
Purchase and retirement of common stock	(758)	(7)	(20,006)	—	—	(20,013)
Share-based compensation	—	—	24,465	—	—	24,465

Balance September 30, 2012	41,355	$414	$387,986	$827,092	$(41,772)	$1,173,720

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$48,891	$64,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,475	21,508
Amortization of other intangible assets	16,948	16,795
Acquisition-related contingent consideration	(2,581)	2,538
Provision for doubtful accounts	9,387	9,483
Non-cash share-based compensation	24,465	29,043
Excess tax benefits from share-based compensation	(98)	(198)
Non-cash interest expense	4,505	6,322
Other	108	(559)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(62,466)	(130,132)
Notes receivable	(20,732)	(4,914)
Prepaid expenses and other assets	(3,701)	(3,670)
Accounts payable, accrued expenses and other	5,608	14,489
Income taxes	(5,595)	1,061
Accrued compensation	(33,734)	21,098
Billings in excess of services provided	6,144	(38)

Net cash provided by operating activities	13,624	46,848

Investing activities
Payments for acquisition of businesses, net of cash received	(26,453)	(62,346)
Purchases of property and equipment	(20,534)	(24,595)
Other	(1,105)	(127)

Net cash used in investing activities	(48,092)	(87,068)

Financing activities
Borrowings under revolving line of credit	75,000	25,000
Payments of revolving line of credit	—	(25,000)
Payments of long-term debt and capital lease obligations	(156,487)	(6,967)
Purchase and retirement of common stock	(20,013)	(209,400)
Net issuance of common stock under equity compensation plans	523	797
Excess tax benefits from share-based compensation	98	198
Other	(2,080)	(1)

Net cash used in financing activities	(102,959)	(215,373)

Effect of exchange rate changes on cash and cash equivalents	(68)	(747)

Net decrease in cash and cash equivalents	(137,495)	(256,340)
Cash and cash equivalents, beginning of period	264,423	384,570

Cash and cash equivalents, end of period	$126,928	$128,230

Supplemental cash flow disclosures
Cash paid for interest	$31,343	$31,725
Cash paid for income taxes, net of refunds	31,968	33,443
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	3,079	4,241

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

2. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, and shares issuable upon the potential conversion of our 3 3/4% senior subordinated convertible notes due 2012 (“Convertible Notes”) prior to their maturity on July 15, 2012 and payment in full on July 16, 2012 assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during the period, each using the treasury stock method. The conversion feature of our Convertible Notes had a dilutive effect on our earnings per share for the three months ended September 30, 2011 and the nine months ended September 30, 2012 and 2011, respectively, because the average closing price per share of our common stock for such periods was above the conversion price of the Convertible Notes of $31.25 per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator—basic and diluted
Net income	$22,713	$29,439	$48,891	$64,022

Denominator
Weighted average number of common shares outstanding—basic	40,387	40,182	40,446	41,535
Effect of dilutive stock options	160	884	590	895
Effect of dilutive convertible notes	—	647	224	722
Effect of dilutive restricted shares	555	554	622	519

Weighted average number of common shares outstanding—diluted	41,102	42,267	41,882	43,671

Earnings per common share—basic	$0.56	$0.73	$1.21	$1.54

Earnings per common share—diluted	$0.55	$0.70	$1.17	$1.47

Antidilutive stock options and restricted shares	5,421	2,612	3,678	2,330

3. New Accounting Standards Not yet Adopted

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite—Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If the entity determines, on the basis of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

4. Special Charges

During the quarter ended June 30, 2011, we recorded special charges of $15.2 million. The charges reflect actions we took to reduce overhead in connection with the realignment of certain senior management on a global basis and to align our workforce with expected market trends, primarily in our Corporate Finance/Restructuring segment.

During the quarter ended June 30, 2012, we recorded special charges totaling $26.8 million, of which $4.6 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments, to address certain targeted practices within our Corporate Finance/Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions include the termination of 116 employees, the consolidation of leased office space within six office locations and certain other actions. The special charges consisted of:

•

$18.4 million of salary continuance and other contractual employee related costs, including loan forgiveness and accelerated recognition of compensation cost of share-based awards, associated with the reduction in workforce of 116 employees; and

•	$8.4 million of expense associated with lease costs related to the consolidation of leased office space in six office locations.

During the quarter ended September 30, 2012, we recorded special charges totaling $2.8 million, of which $0.4 million was non-cash. The charges reflect further actions to reduce excess real estate capacity by consolidating leased office space in three additional locations.

The following table details the special charges by segment for the three months ended September 30, 2012 and nine months ended September 30, 2012 and 2011.There were no special charges for the three months ended September 30, 2011.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012	2011
Corporate Finance/Restructuring	$820	$11,936	$9,440
Forensic and Litigation Consulting	419	7,672	839
Economic Consulting	173	991	2,093
Technology	148	3,114	—
Strategic Communications	201	4,712	—

	1,761	28,425	12,372
Unallocated Corporate	1,014	1,132	2,840

Total	$2,775	$29,557	$15,212

The total cash outflow associated with the 2012 special charges is expected to be $24.6 million, of which $7.5 million has been paid as of September 30, 2012, $3.5 million is expected to be paid during the remainder of 2012, $5.9 million is expected to be paid in 2013, $2.6 million is expected to be paid in 2014, and the remaining balance of $5.1 million related to lease costs will be paid from 2015 to 2025. In addition, the remaining balance of $0.3 million related to the 2011 special charges is expected to be paid during the remainder of 2012. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets. Activity related to the liability for these costs for the nine months ended September 30, 2012 is as follows:

	Employee Termination Costs	Lease Costs	Total
Balance at December 31, 2011	$4,758	—	$4,758
Additions	14,276	10,274	24,550
Payments	(10,582)	(1,032)	(11,614)
Foreign currency translation adjustment and other	(295)	—	(295)

Balance at September 30, 2012	$8,157	$9,242	$17,399

5. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income. The provision for doubtful accounts totaled $2.4 million and $9.4 million for the three and nine months ended September 30, 2012, respectively, and $3.7 million and $9.5 million for the three and nine months ended September 30, 2011, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.2 million and $16.1 million for the three and nine months ended September 30, 2012, respectively, and $5.1 million and $16.9 million for the three and nine months ended September 30, 2011, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

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

On December 16, 2011, we negotiated the right to terminate the interest rate swap agreements. Upon termination of these interest rate swap agreements we received cash proceeds of approximately $6.6 million, including $1.0 million of accrued interest. The net proceeds of $5.6 million have been recorded in “Long-term debt and capital lease obligations” on the Condensed Consolidated Balance Sheets and will be amortized as a reduction to interest expense over the remaining term of the 2016 Notes, resulting in an effective interest rate of 7.1% per annum. For the nine months ended September 30, 2012, $0.8 million of the net proceeds have been amortized as a reduction of interest expense, with a remaining balance of $4.8 million at September 30, 2012. At September 30, 2012, we had no derivative instruments.

Fair Value of Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2012 and December 31, 2011, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at September 30, 2012 was $747 million compared to a carrying value of $718 million. At December 31, 2011, the fair value of our long-term debt was $882 million compared to a carrying value of $815 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 2016 Notes, 6 3/4% senior notes due 2020 and Convertible Notes. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets. At December 31, 2011, the carrying value of long-term debt includes the $18.0 million equity component of our Convertible Notes which is recorded in “Additional paid-in capital” on the Condensed Consolidated Balance Sheets. Our Convertible Notes matured on July 15, 2012 and were paid in full on July 16, 2012.

For business combinations consummated on or after January 1, 2009, we estimate the fair value of acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

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

During the second quarter of 2012, management determined that the fair value of the acquisition-related contingent consideration liability had declined. This remeasurement of the contingent consideration was based on management’s probability-adjusted present value of the consideration expected to be transferred during the remainder of the earnout period, based on the acquired operations’ forecasted results. The resulting reduction in the liability of $4.1 million is recorded as income and is included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income. There were no remeasurement gains or losses for the quarter ended September 30, 2012.

Accretion expense for acquisition-related contingent consideration totaled $0.4 million and $1.5 million for the three and nine months ended September 30, 2012, respectively, and $0.9 million and $2.5 million for the three and nine months ended September 30, 2011, respectively.

The following table represents the change in the acquisition-related contingent consideration liability during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$8,237	$23,882	$14,990	$19,864
Acquisition date fair value measurement	1,150	—	1,150	3,000
Adjustments to fair value recorded in earnings(a)	404	944	(2,581)	2,538
Payments	—	—	(1,287)	(577)
Elimination of contingency(b)	—	—	(2,534)	—
Unrealized gains (losses) related to currency translation in other comprehensive income	59	(95)	112	(94)

Ending balance	$9,850	$24,731	$9,850	$24,731

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

The following table presents financial liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2012
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$9,850	$9,850
As of December 31, 2011
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$14,990	$14,990

8. Acquisitions

In October 2012, we completed an acquisition in Australia for our Corporate Finance/Restructuring segment. In advance of the acquisition closing, we transferred a portion of the purchase price in the amount of $1.2 million in cash to a third party in September 2012. This purchase price advance is included in the Condensed Consolidated Balance Sheets in “Other assets” and is reflected in the Condensed Consolidated Statements of Cash Flows within “Other investing activities.” The purchase price includes initial consideration with an approximate value of $25 million plus acquisition-related contingent consideration, which is payable annually through December 31, 2017 if the acquired business meets certain performance measures, and is subject to an approximate $16 million aggregate cap. The results of the acquired business will be included in our consolidated results of operations beginning on October 2, 2012, the date of the completion of the acquisition, and therefore are not included in our consolidated results of operations for the three and nine months ended September 30, 2012. We are currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed.

In March 2012, we completed an acquisition in the United States for our Corporate Finance/Restructuring segment. The acquisition price of $3.1 million consisted of $2.0 million in cash and contingent consideration with an estimated fair value of $1.1 million. The fair value of the acquisition related contingent consideration is recorded in “Other liabilities” on the Condensed Consolidated Balance Sheets. As part of the purchase price allocation, we recorded $0.9 million in identifiable intangible assets and $2.2 million in goodwill.

In March 2011, we completed acquisitions of certain practices of LECG Corporation (“LECG”) in Europe, the United States and Latin America with services relating to those provided through our Economic Consulting, Forensic and Litigation Consulting, and Corporate Finance/Restructuring segments. The acquisition-date fair value of the total consideration transferred is approximately $30.0 million, which consisted of $27.1 million of cash paid at the closings of these acquisitions and contingent consideration with an estimated fair value of $2.9 million. As part of the purchase price allocation, we recorded an aggregate of $24.2 million of accounts receivable, $6.3 million of identifiable intangible assets, $20.6 million of assumed liabilities and $14.8 million of goodwill. The identifiable intangible assets consisted of customer relationships with a weighted average amortization period of 12.4 years. Aggregate acquisition-related costs of approximately $1.5 million have been recognized in earnings in 2011.

Certain acquisition-related restricted stock agreements entered into prior to January 1, 2009 contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During the nine months ended September 30, 2012, we paid $3.6 million in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in-capital on the Condensed Consolidated Balance Sheets. We did not make any stock price guarantee payments during the three months ended September 30, 2012. Our remaining common stock price guarantee provisions have stock floor prices that range from $54.33 to $69.48 per share and have determination dates through 2013.

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the nine months ended September 30, 2012, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at December 31, 2011	$436,043	$198,047	$229,487	$117,958	$327,823	$1,309,358
Goodwill acquired during the period	2,195	—	—	—	—	2,195
Contingent Consideration(a)	—	23	4,852	—	—	4,875
Foreign currency translation adjustment and other	348	945	456	79	8,785	10,613

Balances at September 30, 2012	$438,586	$199,015	$234,795	$118,037	$336,608	$1,327,041

(a)	Contingent consideration related to business combinations consummated prior to January 1, 2009.

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $5.8 million and $16.9 million for the three and nine months ended September 30, 2012, respectively, and $5.8 million and $16.8 million for the three and nine months ended September 30, 2011, respectively. Based solely on the amortizable intangible assets recorded as of September 30, 2012, we estimate amortization expense to be $5.6 million during the remainder of 2012, $20.4 million in 2013, $11.9 million in 2014, $10.9 million in 2015, $9.3 million in 2016, $8.6 million in 2017, and $31.8 million in years after 2017. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, change in value due to foreign currency translation, or other factors.

	Useful Life in Years	September 30, 2012		December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived intangible assets
Customer relationships	1 to 15	$146,872	$60,494	$144,696	$49,381
Non-competition agreements	1 to 10	14,470	10,619	14,601	8,965
Software	2 to 6	33,979	25,867	33,549	21,211
Tradenames	2	180	53	—	—

		195,501	97,033	192,846	79,557
Indefinite-lived intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$201,101	$97,033	$198,446	$79,557

We test our goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter. We also consider factors that could trigger an interim impairment review. Through our assessment, we determined that there were no events or circumstances that more likely than not would reduce the fair value of any of our reporting units below their carrying value. Accordingly, we did not perform an interim impairment test.

10. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	September 30, 2012	December 31, 2011
7 3/4% senior notes due 2016(a)	$219,797	$220,555
6 3/4% senior notes due 2020	400,000	400,000
3 3/4% senior subordinated convertible notes due 2012(b)	—	146,867
Revolving line of credit	75,000	—
Notes payable to former shareholders of acquired business	23,000	29,445

Total debt	717,797	796,867
Less current portion	81,000	153,312

Long-term debt, net of current portion	636,797	643,555

Total capital lease obligations	45	94
Less current portion	21	70

Capital lease obligations, net of current portion	24	24

Long-term debt and capital lease obligations, net of current portion	$636,821	$643,579

(a)	Balance includes $215.0 million principal amount of 2016 Notes and a premium of $4.8 million at September 30, 2012 and $5.6 million at December 31, 2011.

(b)	Balance includes $149.9 million principal amount of Convertible Notes, net of discount of $3.1 million at December 31, 2011.

Convertible Notes

The Convertible Notes matured on July 15, 2012. On July 16, 2012, we repaid all amounts due on our outstanding Convertible Notes. The total repayment of approximately $151.3 million, including $2.8 million of accrued interest, was made using cash on hand and the proceeds of a $75.0 million borrowing under our senior secured bank credit facility.

11. Commitments and Contingencies

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any potential settlement or judgment would materially affect our financial position or results of operations.

12. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the nine months ended September 30, 2012, we granted an aggregate of 1,373,113 share-based awards, consisting primarily of restricted stock awards and stock options.

Total share-based compensation expense for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income Statement Classification	2012	2011	2012	2011
Direct cost of revenues	$3,475	$4,111	$12,883	$19,932
Selling, general and administrative expense	3,179	3,029	10,338	8,667
Special charges	—	—	814	833

Total share-based compensation expense	$6,654	$7,140	$24,035	$29,432

13. Stockholders’ Equity

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250 million (the “Repurchase Program”). During the three months ended September 30, 2012, we repurchased and retired 757,650 shares of our common stock for an average price per share of $26.40, using cash on hand, with a value equivalent to approximately $20 million. As of September 30, 2012, a balance of approximately $230 million remained available under the Repurchase Program.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Corporate Finance/Restructuring	$110,217	$110,311	$336,031	$319,461
Forensic and Litigation Consulting	83,366	99,064	260,504	275,345
Economic Consulting	96,375	95,662	295,882	264,401
Technology	50,286	56,972	147,643	165,137
Strategic Communications	45,811	51,793	137,466	151,711

Revenues	$386,055	$413,802	$1,177,526	$1,176,055

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$25,029	$27,495	$81,003	$59,173
Forensic and Litigation Consulting	13,211	19,113	42,916	53,016
Economic Consulting	19,087	18,650	56,002	50,635
Technology	15,675	19,619	41,739	58,362
Strategic Communications	6,778	7,429	16,277	19,267

Total Adjusted Segment EBITDA	$79,780	$92,306	$237,937	$240,453

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Adjusted Segment EBITDA(1)	$79,780	$92,306	$237,937	$240,453
Segment depreciation expense	(6,038)	(6,115)	(18,646)	(17,729)
Amortization of other intangible assets	(5,766)	(5,843)	(16,773)	(16,795)
Special Charges	(2,775)	—	(29,557)	(15,212)
Unallocated corporate expenses, excluding special charges	(18,613)	(20,926)	(58,594)	(53,474)
Interest income and other	1,584	486	4,503	5,409
Interest expense	(13,208)	(14,319)	(43,607)	(44,129)

Income before income tax provision	$34,964	$45,589	$75,263	$98,523

(1)	Total Adjusted Segment EBITDA is the total of Adjusted Segment EBITDA for all segments.

15. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our senior bank credit facility, senior notes and our Convertible Notes. The Convertible Notes matured on July 15, 2012. The guarantees are full and unconditional and joint and several. All of our guarantors are wholly-owned, direct or indirect, subsidiaries. The following financial information presents condensed consolidating balance sheets, statements of comprehensive income and statements of cash flows for FTI Consulting, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of September 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$31,267	$547	$95,114	$—	$126,928
Restricted cash	—	—	1,192	—	1,192
Accounts receivable, net	175,934	183,820	125,303	—	485,057
Intercompany receivables	—	596,880	57,826	(654,706)	—
Other current assets	25,744	23,383	30,497	—	79,624

Total current assets	232,945	804,630	309,932	(654,706)	692,801
Property and equipment, net	37,247	15,463	14,223	—	66,933
Goodwill	549,567	443,920	333,554	—	1,327,041
Other intangible assets, net	35,648	26,464	74,377	(32,421)	104,068
Investments in subsidiaries	1,668,949	551,607	—	(2,220,556)	—
Other assets	77,984	103,196	24,477	(46,552)	159,105

Total assets	$2,602,340	$1,945,280	$756,563	$(2,954,235)	$2,349,948

Liabilities
Intercompany payables	$482,622	$105,751	$66,333	$(654,706)	$—
Other current liabilities	204,466	91,399	71,199	—	367,064

Total current liabilities	687,088	197,150	137,532	(654,706)	367,064
Long-term debt, net	619,821	17,000	—	—	636,821
Other liabilities	121,711	36,970	60,214	(46,552)	172,343

Total liabilities	1,428,620	251,120	197,746	(701,258)	1,176,228
Stockholders’ equity	1,173,720	1,694,160	558,817	(2,252,977)	1,173,720

Total liabilities and stockholders’ equity	$2,602,340	$1,945,280	$756,563	$(2,954,235)	$2,349,948

Condensed Consolidating Balance Sheet Information as of December 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$161,180	$197	$103,046	$—	$264,423
Restricted cash	8,632	—	1,581	—	10,213
Accounts receivable, net	148,698	165,871	114,533	—	429,102
Intercompany receivables	—	557,846	59,857	(617,703)	—
Other current assets	22,599	15,694	28,923	—	67,216

Total current assets	341,109	739,608	307,940	(617,703)	770,954
Property and equipment, net	44,233	14,240	15,975	—	74,448
Goodwill	547,667	439,068	322,623	—	1,309,358
Other intangible assets, net	38,913	34,692	45,284	—	118,889
Investments in subsidiaries	1,538,883	532,091	—	(2,070,974)	—
Other assets	70,551	48,529	18,355	—	137,435

Total assets	$2,581,356	$1,808,228	$710,177	$(2,688,677)	$2,411,084

Liabilities
Intercompany payables	$433,284	$93,947	$90,472	$(617,703)	$—
Other current liabilities	316,559	109,651	71,627	—	497,837

Total current liabilities	749,843	203,598	162,099	(617,703)	497,837
Long-term debt, net	620,579	23,000	—	—	643,579
Other liabilities	104,732	43,297	15,437	—	163,466

Total liabilities	1,475,154	269,895	177,536	(617,703)	1,304,882
Stockholders’ equity	1,106,202	1,538,333	532,641	(2,070,974)	1,106,202

Total liabilities and stockholders’ equity	$2,581,356	$1,808,228	$710,177	$(2,688,677)	$2,411,084

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$145,198	$233,300	$99,963	$(92,406)	$386,055
Operating expenses
Direct cost of revenues	93,428	175,160	65,052	(92,026)	241,614
Selling, general and administrative expense	36,915	28,226	24,148	(380)	88,909
Special Charges	2,295	451	29	—	2,775
Acquisition-related contingent consideration	63	—	340	—	403
Amortization of other intangible assets	1,590	2,488	2,512	(824)	5,766

Operating income	10,907	26,975	7,882	824	46,588
Other (expense) income	(15,921)	5,514	(1,217)	—	(11,624)

Income (loss) before income tax provision	(5,014)	32,489	6,665	824	34,964
Income tax (benefit) provision	(675)	10,598	2,328	—	12,251
Equity in net earnings of subsidiaries	27,052	4,710	—	(31,762)	—

Net income	22,713	26,601	4,337	(30,938)	22,713

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments including tax benefit of $0	—	—	12,731	—	12,731

Other comprehensive income (loss), net of tax	—	—	12,731	—	12,731

Comprehensive income	$22,713	$26,601	$17,068	$(30,938)	$35,444

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$157,053	$253,165	$103,795	$(100,211)	$413,802
Operating expenses
Direct cost of revenues	99,635	181,359	66,111	(97,130)	249,975
Selling, general and administrative expense	43,053	31,347	26,299	(3,081)	97,618
Acquisition-related contingent consideration	—	—	944	—	944
Amortization of other intangible assets	1,467	2,667	1,709	—	5,843

Operating income	12,898	37,792	8,732	—	59,422
Other (expense) income	(14,067)	(1,890)	2,124	—	(13,833)

Income (loss) before income tax provision	(1,169)	35,902	10,856	—	45,589
Income tax provision	209	15,082	859	—	16,150
Equity in net earnings of subsidiaries	30,817	(8,498)	—	(22,319)	—

Net income	$29,439	$12,322	$9,997	$(22,319)	$29,439

Other comprehensive loss, net of tax:
Foreign currency translation adjustments including tax expense of $500	(503)	—	(15,370)	—	(15,873)

Other comprehensive loss, net of tax	(503)	—	(15,370)	—	(15,873)

Comprehensive income (loss)	$28,936	$12,322	$(5,373)	$(22,319)	$13,566

Condensed Consolidating Statement of Comprehensive Income for the Nine months ended September 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$450,221	$716,049	$303,472	$(292,216)	$1,177,526
Operating expenses
Direct cost of revenues	291,053	537,897	194,051	(287,549)	735,452
Selling, general and administrative expense	123,350	85,785	79,490	(4,667)	283,958
Special charges	19,026	4,738	5,793	—	29,557
Acquisition-related contingent consideration	63	—	(2,644)	—	(2,581)
Amortization of other intangible assets	4,190	7,438	7,609	(2,464)	16,773

Operating income	12,539	80,191	19,173	2,464	114,367
Other (expense) income	(46,377)	41,501	657	(34,885)	(39,104)

Income before income tax provision	(33,838)	121,692	19,830	(32,421)	75,263
Income tax (benefit) provision	(29,055)	51,322	4,105	—	26,372
Equity in net earnings of subsidiaries	53,674	18,093	—	(71,767)	—

Net income	48,891	88,463	15,725	(104,188)	48,891

Other comprehensive income, net of tax:
Foreign currency translation adjustments net of tax benefit of $0	—	—	14,620	—	14,620

Other comprehensive income, net of tax	—	—	14,620	—	14,620

Comprehensive income	$48,891	$88,463	$30,345	$(104,188)	$63,511

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$427,804	$760,553	$284,186	$(296,488)	$1,176,055
Operating expenses
Direct cost of revenues	281,576	545,080	185,699	(288,452)	723,903
Selling, general and administrative expense	119,639	96,038	72,723	(8,036)	280,364
Special charges	8,561	228	6,423	—	15,212
Acquisition-related contingent consideration	—	—	2,538	—	2,538
Amortization of other intangible assets	2,346	9,526	4,923	—	16,795

Operating income	15,682	109,681	11,880	—	137,243
Other (expense) income	(39,747)	(1,333)	2,360	—	(38,720)

Income before income tax provision	(24,065)	108,348	14,240	—	98,523
Income tax (benefit) provision	(9,998)	45,216	(717)	—	34,501
Equity in net earnings of subsidiaries	78,089	(4,121)	—	(73,968)	—

Net income	$64,022	$59,011	$14,957	$(73,968)	$64,022

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments net of tax benefit of $1,568	1,565	—	(783)	—	782

Other comprehensive income (loss), net of tax	1,565	—	(783)	—	782

Comprehensive income	$65,587	$59,011	$14,174	$(73,968)	$64,804

Condensed Consolidating Statement of Cash Flow for the Nine months ended September 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(47,163)	$36,366	$24,421	$13,624
Investing activities
Payments for acquisition of businesses, net of cash received	(26,089)	—	(364)	(26,453)
Purchases of property and equipment	(6,016)	(11,689)	(2,829)	(20,534)
Other	(1,105)	—	—	(1,105)

Net cash used in investing activities	(33,210)	(11,689)	(3,193)	(48,092)

Financing activities
Borrowings under revolving line of credit	75,000	—	—	75,000
Payments of long-term debt and capital lease obligations	(156,438)	(49)	—	(156,487)
Purchase and retirement of common stock	(20,013)	—		(20,013)
Net issuance of common stock and other	415	—	(1,972)	(1,557)
Excess tax benefits from share-based compensation	98	—	—	98
Intercompany transfers	51,398	(24,278)	(27,120)	—

Net cash used in financing activities	(49,540)	(24,327)	(29,092)	(102,959)

Effect of exchange rate changes on cash and cash equivalents	—	—	(68)	(68)

Net increase (decrease) in cash and cash equivalents	(129,913)	350	(7,932)	(137,495)
Cash and cash equivalents, beginning of period	161,180	197	103,046	264,423

Cash and cash equivalents, end of period	$31,267	$547	$95,114	$126,928

Condensed Consolidating Statement of Cash Flow for the Nine months ended September 30, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(18,645)	$77,208	$(11,715)	$46,848
Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(33,735)	—	(28,611)	(62,346)
Purchases of property and equipment	(7,644)	(10,210)	(6,741)	(24,595)
Other	(127)	—	—	(127)

Net cash used in investing activities	(41,506)	(10,210)	(35,352)	(87,068)

Financing activities
Borrowings under revolving line of credit	25,000	—	—	25,000
Payments of revolving line of credit	(25,000)	—	—	(25,000)
Payments of long-term debt and capital lease obligations	(6,806)	(161)	—	(6,967)
Net issuance of common stock and other	796	—	—	796
Purchase and retirement of common stock	(209,400)	—	—	(209,400)
Excess tax benefits from share-based compensation	198	—	—	198
Intercompany transfers	40,555	(67,857)	27,302	—

Net cash (used in) provided by financing activities	(174,657)	(68,018)	27,302	(215,373)

Effect of exchange rate changes on cash and cash equivalents	—	—	(747)	(747)

Net decrease in cash and cash equivalents	(234,808)	(1,020)	(20,512)	(256,340)
Cash and cash equivalents, beginning of period	292,738	1,430	90,402	384,570

Cash and cash equivalents, end of period	$57,930	$410	$69,890	$128,230

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine month ended September 30, 2012 and 2011 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and any discussion of prospective results may not indicate our future performance. See “Forward Looking Statements.”

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

In our Technology segment, certain clients are billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users licensing our Ringtail® software products for installation within their own environments. We license these products directly to end users as well as indirectly through our channel partner relationships. Unit-based revenue is defined as revenue billed on a per-item, per-page, or some other unit-based method and includes revenue from data processing and hosting, software usage and software licensing. Unit-based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance.

Over the past several years the growth in our revenues has resulted from our ability to attract new and recurring engagements and from the acquisitions we have completed. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

Our financial results are primarily driven by:

•	the number, size and type of engagements we secure;

•	the rate per hour or fixed charges we charge our clients for services;

•	the utilization of the revenue-generating professionals we employ;

•	the number and experience mix of revenue-generating professionals;

•	fees from clients on a retained basis or other;

•	licensing of our software products and other technology services;

•	the types of assignments we are working on at different times;

•	the length of the billing and collection cycles; and

•	the geographic locations of our clients or locations in which services are rendered.

We define Adjusted EBITDA as net income before income tax provision, other income (expense), depreciation, amortization of intangible assets and special charges. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets and special charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments. We define Adjusted Net Income and Adjusted EPS as net income and earnings per diluted share, respectively, excluding the net impact of any special charges and any loss on early extinguishment of debt that were incurred in that period. Adjusted EBITDA, Adjusted Segment EBITDA, Total Adjusted Segment EBITDA, Adjusted EPS and Adjusted Net Income are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. These non-GAAP measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Condensed Consolidated Statements of Comprehensive Income. We believe that these measures can be useful for evaluating our results of operations as compared from period-to-period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry.

We define acquisition revenue growth as the revenue of acquired companies in the first twelve months following the effective date of an acquisition. Our definition of organic revenue growth is the change in revenue excluding the impact of all such acquisitions.

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenues	$386,055	$413,802	$1,177,526	$1,176,055
Special charges	$2,775	$—	$29,557	$15,212
Adjusted EBITDA	$62,281	$72,684	$182,857	$190,757
Net income	$22,713	$29,439	$48,891	$64,022
Earnings per common share—diluted	$0.55	$0.70	$1.17	$1.47
Adjusted EPS	$0.60	$0.70	$1.62	$1.68
Cash provided by operating activities	$70,912	$59,672	$13,624	$46,848
Total number of employees at September 30,	3,819	3,824	3,819	3,824

Third Quarter 2012 Executive Highlights

Revenues

Revenues for the quarter ended September 30, 2012 decreased $27.7 million, or 6.7%, to $386.1 million, compared to $413.8 million in the same prior year period. Revenue declined in our Forensic and Litigation Consulting segment due to a slowdown in regulatory cases. Revenues in our Technology segment were impacted by unit-based service price declines relative to our mix of clients. Additionally, revenue from our Strategic Communications segment declined with fewer M&A engagements and pricing pressure on portions of our retained business.

Special charges

We recorded a $2.8 million special charge in the three months ended September 30, 2012, which reduced our fully diluted earnings per share by $0.05. This charge relates to net curtailment costs related to three real estate leases in North America as we continue our efforts to make more efficient use of office space.

Adjusted EBITDA

Adjusted EBITDA decreased $10.4 million, or 14.3%, to $62.3 million, or 16.1% of revenues, compared to $72.7 million, or 17.6% of revenues, in the prior year period. Adjusted EBITDA decreased primarily as a result of underutilization in our Forensic and Litigation Consulting and Corporate Finance/Restructuring segments coupled with pricing pressures in our Technology segment. These impacts were partially offset by reduced unallocated corporate and regional infrastructure expense.

Net income

Net income decreased $6.7 million, or 22.8%, to $22.7 million, compared to $29.4 million in the prior year period. The decrease was primarily attributable to the decrease in revenues described above and the special charge recorded in the three months ended September 30, 2012 partially offset by reduced interest expense.

Earnings per common share and Adjusted EPS

Earnings per diluted share for the three months ended September 30, 2012 were $0.55, which included $2.8 million of special charges, compared to $0.70 in the prior year period. Adjusted earnings per diluted share, which exclude the impact of the special charge, were $0.60, compared to $0.70 in the prior year period due to the impact of the operating results described above.

Cash provided by operating activities

Cash provided by operating activities for the three months ended September 30, 2012 was $70.9 million compared to $59.7 million for the three months ended September 30, 2011. The increase was the result of lower income tax and employee loan payments and a reduction of overhead spending. Cash collections for the quarter were comparable to the prior year period; however, our collection experience continues to be affected by the mix of business largely related to the payment conditions of key matters, such as, receivables that are subject to court approval.

Headcount

Headcount of 3,819 at September 30, 2012 decreased slightly from the prior year, as the Company continues to manage growth against commercial demand on a segment by segment basis. Non-billable headcount decreased as Corporate infrastructure staff is realigned to support international expansion. Billable headcount increased in the Economic Consulting and Corporate Finance/Restructuring segments to support growing operations.

Other strategic activities

On June 6, 2012, our Board of Directors authorized a $250 million stock repurchase program (the “Repurchase Program”) to be executed over a two year period. During the three months ended September 30, 2012 we repurchased and retired 757,650 shares of our common stock for an average price per share of $26.40, with a value equivalent to approximately $20.0 million. At September 30, 2012, a balance of approximately $230 million remained available under the Repurchase Program.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$110,217	$110,311	$336,031	$319,461
Forensic and Litigation Consulting	83,366	99,064	260,504	275,345
Economic Consulting	96,375	95,662	295,882	264,401
Technology	50,286	56,972	147,643	165,137
Strategic Communications	45,811	51,793	137,466	151,711

Revenues	$386,055	$413,802	$1,177,526	$1,176,055

Operating income
Corporate Finance/Restructuring	$21,655	$25,141	$61,885	$42,771
Forensic and Litigation Consulting	11,431	17,581	30,963	47,746
Economic Consulting	17,810	17,469	51,681	45,565
Technology	10,445	14,662	23,403	44,026
Strategic Communications	4,874	5,495	6,161	13,449

Segment operating income	66,215	80,348	174,093	193,557
Unallocated corporate expenses	(19,627)	(20,926)	(59,726)	(56,314)

Operating income	46,588	59,422	114,367	137,243

Other income (expense)
Interest income and other	1,584	486	4,503	5,409
Interest expense	(13,208)	(14,319)	(43,607)	(44,129)

	(11,624)	(13,833)	(39,104)	(38,720)

Income before income tax provision	34,964	45,589	75,263	98,523
Income tax provision	12,251	16,150	26,372	34,501

Net income	$22,713	$29,439	$48,891	$64,022

Earnings per common share—basic	$0.56	$0.73	$1.21	$1.54

Earnings per common share—diluted	$0.55	$0.70	$1.17	$1.47

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income	$22,713	$29,439	$48,891	$64,022
Add back:
Income tax provision	12,251	16,150	26,372	34,501
Other income (expense), net	11,624	13,833	39,104	38,720
Depreciation and amortization	7,152	7,419	22,160	21,507
Amortization of other intangible assets	5,766	5,843	16,773	16,795
Special charges	2,775	—	29,557	15,212

Adjusted EBITDA	$62,281	$72,684	$182,857	$190,757

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$22,713	$29,439	$48,891	$64,022
Add back: Special charges, net of tax effect(1)	1,794	—	19,115	9,285

Adjusted net income	$24,507	$29,439	$68,006	$73,307

Earnings per common share—diluted	$0.55	$0.70	$1.17	$1.47
Add back: Special charges, net of tax effect(1)	0.05	—	0.45	0.21

Adjusted earnings per common share—diluted	$0.60	$0.70	$1.62	$1.68

Weighted average number of common shares outstanding—diluted	41,102	42,267	41,882	43,671

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments for both the three and nine months ended September 30, 2012 were 35.3% and 39% for the nine months ended September 30, 2011. The tax expense related to the adjustments for the three and nine months ended September 30, 2012 was $1.0 million or $0.02 impact on diluted earnings per share and $10.4 million or $0.25 impact on diluted earnings per share. The tax expense for the nine months ended September 30, 2011 was $5.9 million or $0.14 impact on diluted earnings per share.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $1.3 million, or 6.2%, to $19.6 million for the three months ended September 30, 2012, from $20.9 million for the three months ended September 30, 2011. Excluding the impact of unallocated corporate special charges of $1.0 million recorded in the three months ended September 30, 2012, unallocated corporate expenses decreased $2.3 million, or 11.1%. The decrease was due to lower marketing event spending in the current year and regional infrastructure investment in 2011, which did not occur during the three months ended September 30, 2012.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $1.1 million to $1.6 million for the three months ended September 30, 2012 from $0.5 million for the three months ended September 30, 2011. The increase is primarily due to net foreign currency transaction gains in the months ended September 30, 2012 as compared to net losses in the three months ended September 30, 2011. Transaction gains and losses, both realized and unrealized, occur as either payments are made or month end remeasurement occurs relative to the Company’s receivables and payables which have been or will be received or paid in a currency that is different from the entity’s functional currency.

Interest expense

Interest expense was $13.2 million for the three months ended September 30, 2012 as compared to $14.3 million for the three months ended September 30, 2011. Interest expense in 2012 was favorably impacted by the repayment, in full, of our outstanding Convertible Notes in July 2012.

Special charges

During the quarter ended September 30, 2012, we recorded a special charge of $2.8 million, of which $0.4 million was non-cash. The charge reflects actions we took to reduce excess real estate capacity, by consolidating leased office space in three office locations in the U.S.

The following table details the special charges by segment:

Three Months Ended September 30,
2012
Corporate Finance/Restructuring	$820
Forensic and Litigation Consulting	419
Economic Consulting	173
Technology	148
Strategic Communications	201

1,761
Unallocated Corporate	1,014

Total	$2,775

We did not record any special charges in the three months ended September 30, 2011.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 35.0% for the three months ended September 30, 2012 as compared to 35.4% for the three months ended September 30, 2011. For the three months ended September 30, 2012, the effective tax rate was favorably impacted by lower taxes on foreign earnings. For the three months ended September 30, 2011, the effective tax rate was favorably impacted by lower taxes on foreign earnings and a discrete item recorded in the quarter for a change in estimate related to the prior year tax provision.

Nine months ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses increased $3.4 million, or 6.1%, to $59.7 million for the nine months ended September 30, 2012, from $56.3 million for the nine months ended September 30, 2011. Excluding the impact of unallocated corporate special charges of $1.1 million recorded in the nine months ended September 30, 2012 and $2.8 million recorded in the nine months ended September 30, 2011, unallocated corporate expenses increased $5.1 million, or 9.6% from the nine months ended September 30, 2011. The increase was due to a $3.4 million increase in global leadership costs, $1.1 million of strategic planning activities that took place in the three months ended March 31, 2012, $1.0 million of higher compensation and benefit costs and a $0.5 million decrease in allocations of certain system development and support costs. The increase was partially offset by $1.1 million of regional infrastructure investment in 2011, which did not occur during the nine months ended September 30, 2012.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $0.9 million to $4.5 million for the nine months ended September 30, 2012 from $5.4 million for the nine months ended September 30, 2011. The decrease is primarily due to reduced earnings of affiliates recognized in the nine months ended September 30, 2012. In addition, there was a positive impact on other non-operating income due to the write-off of certain liabilities related to unclaimed property, in the prior year period.

Interest expense

Interest expense was $43.6 million for the nine months ended September 30, 2012 as compared to $44.1 million for the nine months ended September 30, 2011. Interest expense in 2012 was favorably impacted by the repayment, in full, of our outstanding Convertible Notes in July 2012. This impact was offset by lower interest rates in 2011 due to an interest rate swap agreement which was entered into in March 2011 and terminated in December 2011.

Special charges

During the quarter ended June 30, 2011, we recorded special charges of $15.2 million. The charges reflect actions we took to reduce senior management overhead in connection with the realignment of certain senior management on a global basis and to align our workforce with expected market trends, primarily in our Corporate Finance/Restructuring segment.

During the quarter ended June 30, 2012, we recorded special charges totaling $26.8 million, of which $4.6 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments and address certain targeted practices within our Corporate Finance/ Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions include the termination of 116 employees, the consolidation of leased office space within six office locations and certain other actions. The special charges consisted of:

•

$18.4 million of salary continuance and other contractual employee related costs, including loan forgiveness and accelerated recognition of compensation cost of share-based awards, associated with the reduction in workforce of 116 employees; and

•	$8.4 million of expense associated with lease costs related to the consolidation of leased office space in six office locations.

During the quarter ended September 30, 2012, we recorded special charges totaling $2.8 million, of which $0.4 million was non-cash. The charges reflect actions we took to reduce excess real estate capacity, including the consolidation of leased office space in three additional locations.

The following table details the special charges by segment and the decrease in total headcount:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012		2011
	Special Charges	Total Headcount	Special Charges	Total Headcount
Corporate Finance/Restructuring	$11,936	6	9,440	22
Forensic and Litigation Consulting	7,672	41	839	7
Economic Consulting	991	8	2,093	6
Technology	3,114	42	—	—
Strategic Communications	4,712	15	—	—

	28,425	112	12,372	35
Unallocated Corporate	1,132	4	2,840	2

Total	$29,557	116	$15,212	37

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 35.0% for the nine months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012, the effective tax rate was favorably impacted by lower taxes on foreign earnings and the benefit related to income from a reduction in the fair value of acquisition-related contingent consideration, which is not taxable. For the nine months ended September 30, 2011, the effective tax rate was favorably impacted by lower provisions for foreign income taxes and tax benefits recognized for discrete items primarily related to the reversal of previously recognized deferred tax liabilities which were no longer required.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

The following table reconciles net income to Total Adjusted Segment EBITDA for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income	$22,713	$29,439	$48,891	$64,022
Add back:
Income tax provision	12,251	16,150	26,372	34,501
Other income (expense), net	11,624	13,833	39,104	38,720
Unallocated corporate expense	19,627	20,926	59,726	56,314

Segment operating income	$66,215	$80,348	$174,093	$193,557
Add back:
Segment depreciation expense	6,038	6,115	18,646	17,729
Amortization of other intangible assets	5,766	5,843	16,773	16,795
Special charges	1,761	—	28,425	12,372

Total Adjusted Segment EBITDA	$79,780	$92,306	$237,937	$240,453

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	751	711	751	711
Forensic and Litigation Consulting	809	872	809	872
Economic Consulting	467	424	467	424
Technology	283	284	283	284
Strategic Communications	597	590	597	590

Total revenue-generating professionals	2,907	2,881	2,907	2,881

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	70%	75%	73%	70%
Forensic and Litigation Consulting	62%	69%	67%	69%
Economic Consulting	79%	85%	82%	86%
Average billable rate per hour:(2)
Corporate Finance/Restructuring	$391	$406	$397	$422
Forensic and Litigation Consulting	345	331	333	331
Economic Consulting	495	487	493	486

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$110,217	$110,311	$336,031	$319,461

Operating expenses:
Direct cost of revenues	69,343	65,862	208,205	206,730
Selling, general and administrative expenses	16,295	16,946	51,774	53,905
Special charges	820	—	11,936	9,440
Acquisition-related contingent consideration	355	855	(2,423)	2,270
Amortization of other intangible assets	1,749	1,507	4,654	4,345

	88,562	85,170	274,146	276,690

Segment operating income	21,655	25,141	61,885	42,771
Add back:
Depreciation and amortization of intangible assets	2,554	2,354	7,182	6,962
Special charges	820	—	11,936	9,440

Adjusted Segment EBITDA	$25,029	$27,495	$81,003	$59,173

Gross profit(1)	$40,874	$44,449	$127,826	$112,731
Gross profit margin(2)	37.1%	40.3%	38.0%	35.3%
Adjusted Segment EBITDA as a percent of revenues	22.7%	24.9%	24.1%	18.5%
Number of revenue generating professionals (at period end)	751	711	751	711
Utilization rates of billable professionals	70%	75%	73%	70%
Average realized billable rate per hour(3)	$391	$406	$397	$422

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Excludes impact of healthcare practice

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues decreased $0.1 million, or 0.1%, to $110.2 million for the three months ended September 30, 2012 compared to $110.3 million for the three months ended September 30, 2011. Revenue was impacted by lower chargeable hours in our North America bankruptcy and restructuring and real estate consulting practices and pricing pressure in our UK restructuring practice, partially offset by higher success fees in our North America bankruptcy and restructuring practice and higher volume in our healthcare practice.

Gross profit decreased $3.6 million, or 8.0%, to $40.9 million for the three months ended September 30, 2012 compared to $44.4 million for the three months ended September 30, 2011. Gross profit margin decreased 3.2 percentage points to 37.1% for the three months ended September 30, 2012 compared to 40.3% for the three months ended September 30, 2011. The decrease in gross profit margin was impacted by lower utilization in both North America restructuring and real estate practices and increased fixed compensation costs largely in our European business.

SG&A expense decreased $0.6 million, or 3.8%, to $16.3 million for the three months ended September 30, 2012 compared to $16.9 million for the three months ended September 30, 2011. SG&A expense was 14.8% of revenue for the three months ended September 30, 2012, down from 15.4% for the three months ended September 30, 2011.

Amortization of other intangible assets increased to $1.7 million for the three months ended September 30, 2012 compared to $1.5 million for the three months ended September 30, 2011.

Adjusted segment EBITDA decreased $2.5 million, or 9.0%, to $25.0 million for the three months ended September 30, 2012 compared to $27.5 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues increased $16.6 million, or 5.2%, to $336.0 million for the nine months ended September 30, 2012 compared to $319.5 million for the nine months ended September 30, 2011. Acquisition-related revenue from LECG and Think First was $4.0 million, or 1.3% growth from the prior year. Revenue increased organically $12.6 million, or 3.9%, primarily due to greater demand for our bankruptcy and restructuring practice in North America and Europe, as well as higher revenues in our healthcare, transaction advisory and Asia practices, partially offset by lower average bill rates and volume for our real estate consulting practice.

Gross profit increased $15.1 million, or 13.4%, to $127.8 million for the nine months ended September 30, 2012 compared to $112.7 million for the nine months ended September 30, 2011. Gross profit margin increased 2.8 percentage points to 38.0% for the nine months ended September 30, 2012 compared to 35.3% for the nine months ended September 30, 2011 primarily due to higher staff utilization.

SG&A expense decreased $2.1 million, or 4.0%, to $51.8 million for the nine months ended September 30, 2012 compared to $53.9 million for the nine months ended September 30, 2011. SG&A expense was 15.4% of revenue for the nine months ended September 30, 2012, down from 16.9% for the nine months ended September 30, 2011. The decrease in SG&A expense was primarily due to lower personnel and non-billable travel and entertainment costs.

Amortization of other intangible assets increased to $4.7 million for the three months ended September 30, 2012 compared to $4.3 million the three months ended September 30, 2011.

Adjusted segment EBITDA increased $21.8 million, or 36.9%, to $81.0 million for the nine months ended September 30, 2012 compared to $59.2 million for the nine months ended September 30, 2011.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$83,366	$99,064	$260,504	$275,345

Operating expenses:
Direct cost of revenues	54,658	63,249	168,803	173,738
Selling, general and administrative expenses	16,338	17,480	51,755	50,901
Special charges	419	—	7,672	839
Acquisition-related contingent consideration	48	89	(158)	269
Amortization of other intangible assets	472	665	1,469	1,852

	71,935	81,483	229,541	227,599

Segment operating income	11,431	17,581	30,963	47,746
Add back:
Depreciation and amortization of intangible assets	1,361	1,532	4,281	4,431
Special charges	419	—	7,672	839

Adjusted Segment EBITDA	$13,211	$19,113	$42,916	$53,016

Gross profit(1)	$28,708	$35,815	$91,701	$101,607
Gross profit margin(2)	34.4%	36.2%	35.2%	36.9%
Adjusted Segment EBITDA as a percent of revenues	15.8%	19.3%	16.5%	19.3%
Number of revenue generating professionals (at period end)	809	872	809	872
Utilization rates of billable professionals	62%	69%	67%	69%
Average realized billable rate per hour	$345	$331	$333	$331

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues decreased $15.7 million, or 15.8%, to $83.4 million for the three months ended September 30, 2012 from $99.1 million for the three months ended September 30, 2011. Revenue declined due to fewer chargeable hours in our North America and global financial and enterprise data analytics practices related to declines in significant regulatory matters compared to the prior year quarter, partially offset by strong growth in our global risk and investigations practice in the Latin America region.

Gross profit decreased $7.1 million, or 19.8%, to $28.7 million for the three months ended September 30, 2012 from $35.8 million for the three months ended September 30, 2011. Gross profit margin decreased 1.7 percentage points to 34.4% for the three months ended September 30, 2012 from 36.2% for the three months ended September 30, 2011. The decrease in gross profit related to lower utilization in our data analytics and North America practices, partially offset by lower personnel costs in our North America practice as a result of headcount reductions taken in the second quarter of 2012.

SG&A expense decreased $1.1 million, or 6.5%, to $16.4 million for the three months ended September 30, 2012 from $17.5 million for the three months ended September 30, 2011. SG&A expense was 19.6% of revenue for the three months ended September 30, 2012, up from 17.6% for the three months ended September 30, 2011. The decrease in SG&A expense was due to lower personnel costs related to fewer non-billable personnel.

Amortization of other intangible assets decreased to $0.5 million for the three months ended September 30, 2012 from $0.7 million for the three months ended September 30, 2011.

Adjusted segment EBITDA decreased by $5.9 million, or 30.9%, to $13.2 million for the three months ended September 30, 2012 from $19.1 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues decreased $14.8 million, or 5.4%, to $260.5 million for the nine months ended September 30, 2012 from $275.3 million for the nine months ended September 30, 2011. Revenue from the practices acquired from LECG in the first quarter of 2011 was $4.7 million, or 1.7% of segment revenue growth, primarily driven by the disputes and forensic accounting and environmental solution practices in North America. Revenue declined organically $19.6 million, or 7.1%, primarily due to fewer consulting hours in our North America and data analytics practices, partially offset by growth in our global risk and investigations practice in the Latin America region.

Gross profit decreased $9.9 million, or 9.7%, to $91.7 million for the nine months ended September 30, 2012 from $101.6 million for the nine months ended September 30, 2011. Gross profit margin decreased 1.7 percentage points to 35.2% for the nine months ended September 30, 2012 from 36.9% for the nine months ended September 30, 2011. The decrease in gross profit margin was due to lower utilization, partially offset by lower personnel costs in our North America practice as a result of headcount reductions taken in the second quarter of 2012.

SG&A expense increased $0.9 million, or 1.7%, to $51.8 million for the nine months ended September 30, 2012 from $50.9 million for the nine months ended September 30, 2011. SG&A expense was 19.9% of revenue for the nine months ended September 30, 2012, up from 18.5% for the nine months ended September 30, 2011. The increase in SG&A expense was due to higher facility and bad debt expenses. Bad debt expense was 1.2% of revenues for the nine months ended September 30, 2012 up from 0.9% the nine months ended September 30, 2011.

Amortization of other intangible assets decreased to $1.5 million for the nine months ended September 30, 2012 from $1.9 million for the nine months ended September 30, 2011.

Adjusted segment EBITDA decreased by $10.1 million, or 19.1%, to $42.9 million for the nine months ended September 30, 2012 from $53.0 million for the nine months ended September 30, 2011.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$96,375	$95,662	$295,882	$264,401

Operating expenses:
Direct cost of revenues	65,993	64,770	202,905	180,826
Selling, general and administrative expenses	11,997	12,922	39,106	34,823
Special charges	173	—	991	2,093
Acquisition-related contingent consideration	—	—	—	—
Amortization of other intangible assets	402	501	1,199	1,094

	78,565	78,193	244,201	218,836

Segment operating income	17,810	17,469	51,681	45,565
Add back:
Depreciation and amortization of intangible assets	1,104	1,181	3,330	2,977
Special charges	173	—	991	2,093

Adjusted Segment EBITDA	$19,087	$18,650	$56,002	$50,635

Gross profit(1)	$30,382	$30,892	$92,977	$83,575
Gross profit margin(2)	31.5%	32.3%	31.4%	31.6%
Adjusted Segment EBITDA as a percent of revenues	19.8%	19.5%	18.9%	19.2%
Number of revenue generating professionals (at period end)	467	424	467	424
Utilization rates of billable professionals	79%	85%	82%	86%
Average realized billable rate per hour	$495	$487	$493	$486

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues increased $0.7 million, or 0.7%, to $96.4 million for the three months ended September 30, 2012 from $95.7 million for the three months ended September 30, 2011. Revenue grew, due to increased demand for antitrust litigation, financial economics, international arbitration and regulatory consulting engagements in the North America and EMEA regions, partially offset by a slow M&A market and pricing pressures in our EMEA international arbitration and valuation practices.

Gross profit decreased $0.5 million, or 1.6%, to $30.4 million for the three months ended September 30, 2012 from $30.9 million for the three months ended September 30, 2011. Gross profit margin decreased 0.8 percentage points to 31.5% for the three months ended September 30, 2012 from 32.3% for the three months ended September 30, 2011. The decline in gross profit margin was attributed to lower utilization with increased headcount and higher variable compensation for key employees.

SG&A expense decreased $0.9 million, or 7.2%, to $12.0 million for the three months ended September 30, 2012 from $12.9 million for the three months ended September 30, 2011. SG&A expense was 12.4% of revenue for the three months ended September 30, 2012 compared to 13.5% for the three months ended September 30, 2011. The decrease in SG&A expense was due to lower bad debt and outside services partially offset by higher facilities costs and corporate allocations in support of growing operations. Bad debt expense was 1.3% of revenue for the three months ended September 30, 2012 compared to 2.1% of revenue for the three months ended September 30, 2011.

Amortization of other intangible assets was $0.4 million for the three months ended September 30, 2012, compared to $0.5 million for the three months ended September 30, 2011.

Adjusted segment EBITDA increased $0.4 million, or 2.3%, to $19.1 million for the three months ended September 30, 2012, compared to $18.7 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues increased $31.5 million, or 11.9%, to $295.9 million for the nine months ended September 30, 2012 compared to $264.4 million for the nine months ended September 30, 2011. Acquisition-related revenue from the competition policy, financial advisory, international arbitration and electric power and airline competition practices acquired from LECG late in the first quarter of 2011 was $17.6 million, or 6.7%, of segment revenue growth from the prior year period. Revenue grew organically $13.9 million, or 5.2%, primarily due to increased demand in our antitrust litigation, financial economics, international arbitration and regulatory consulting engagements in the North America and EMEA regions, partially offset by a slow M&A market and pricing pressures in our EMEA international arbitration and valuation practices compared to the nine months ended September 30, 2011.

Gross profit increased $9.4 million, or 11.3%, to $93.0 million for the nine months ended September 30, 2012 compared to $83.6 million for the nine months ended September 30, 2011. Gross profit margin decreased 0.2 percentage points to 31.4% for the nine months ended September 30, 2012 from 31.6% for the nine months ended September 30, 2011. The decrease in gross profit margin was due to lower utilization with increased headcount and higher variable compensation for key employees.

SG&A expense increased $4.3 million, or 12.3%, to $39.1 million for the nine months ended September 30, 2012 compared to $34.8 million for the nine months ended September 30, 2011. SG&A expense was 13.2% of revenue for the nine months ended September 30, 2012 and was unchanged compared to the nine months ended September 30, 2011. The increase in SG&A expense was due to higher corporate allocations in support of growing operations, facilities and bad debt. Bad debt expense was 1.7% of revenue for the nine months ended September 30, 2012 and was unchanged compared to the nine months ended September 30, 2011.

Amortization of other intangible assets was $1.2 million for the nine months ended September 30, 2012, compared to $1.1 million for the nine months ended September 30, 2011.

Adjusted segment EBITDA increased $5.4 million, or 10.6%, to $56.0 million for the nine months ended September 30, 2012, compared to $50.6 million for the nine months ended September 30, 2011.

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$50,286	$56,972	$147,643	$165,137

Operating expenses:
Direct cost of revenues	23,165	23,678	67,342	66,192
Selling, general and administrative expenses	14,544	16,657	47,824	48,990
Special charges	148	—	3,114	—
Acquisition-related contingent consideration	—	—	—	—
Amortization of other intangible assets	1,984	1,975	5,960	5,929

	39,841	42,310	124,240	121,111

Segment operating income	10,445	14,662	23,403	44,026
Add back:
Depreciation and amortization of intangible assets	5,082	4,957	15,222	14,336
Special charges	148	—	3,114	—

Adjusted Segment EBITDA	$15,675	$19,619	$41,739	$58,362

Gross profit(1)	$27,121	$33,294	$80,301	$98,945
Gross profit margin(2)	53.9%	58.4%	54.4%	59.9%
Adjusted Segment EBITDA as a percent of revenues	31.2%	34.4%	28.3%	35.3%
Number of revenue generating professionals (at period end)(3)	283	284	283	284

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues decreased by $6.7 million, or 11.7%, to $50.3 million for the three months ended September 30, 2012 from $57.0 million for the three months ended September 30, 2011. Revenue declined primarily due to lower pricing due to competitive factors for processing and hosting, as well as the decline of a few large investigative and litigation related matters.

Gross profit decreased by $6.2 million, or 18.5%, to $27.1 million for the three months ended September 30, 2012 from $33.3 million for the three months ended September 30, 2011. Gross profit margin decreased 4.5 percentage points to 53.9% for the three months ended September 30, 2012 from 58.4% for the three months ended September 30, 2011 due to the related pricing declines in our high margin services.

SG&A expense decreased by $2.1 million, or 12.7%, to $14.5 million for the three months ended September 30, 2012 from $16.7 million for the three months ended September 30, 2011. SG&A expense was 28.9% of revenue for the three months ended September 30, 2012, down from 29.2% for the three months ended September 30, 2011. The decrease in SG&A expense was due to lower personnel costs for fewer headcount, and lower research and development expense. Research and development expense for the three months ended September 30, 2012 was $4.2 million, compared to $5.1 million in the three months ended September 30, 2011.

Amortization of other intangible assets remained flat at $2.0 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Adjusted segment EBITDA decreased $3.9 million, or 20.1%, to $15.7 million for the three months ended September 30, 2012 from $19.6 million for the three months ended September 30, 2011.

Nine Months ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues decreased by $17.5 million, or 10.6%, to $147.6 million for the nine months ended September 30, 2012 from $165.1 million for the nine months ended September 30, 2011. Revenue declined due to lower pricing for processing and hosting, lower licensing related to several settlements received in the prior year and lower volume for consulting.

Gross profit decreased by $18.6 million, or 18.8%, to $80.3 million for the nine months ended September 30, 2012 from $98.9 million for the nine months ended September 30, 2011. Gross profit margin decreased 5.5 percentage points to 54.4% for the nine months ended September 30, 2012 from 59.9% for the nine months ended September 30, 2011 due to the related revenue declines in our higher margin services.

SG&A expense decreased by $1.2 million, or 2.4%, to $47.8 million for the nine months ended September 30, 2012 from $49.0 million for the nine months ended September 30, 2011. SG&A expense was 32.4% of revenue for the nine months ended September 30, 2012, up from 29.7% for the nine months ended September 30, 2011. The decrease in SG&A expense was primarily due to lower legal costs, bad debt expense, and personnel costs for fewer headcount and lower variable costs, partially offset by higher facility expense. Bad debt recoveries were $0.2 million for the nine months ended September 30, 2012 compared to bad debt expense of $0.4 million for the nine months ended September 30, 2011. Research and development expense in the nine months ended September 2012 was $16.1 million, compared to $16.9 million in the nine months ended September 30, 2011.

Amortization of other intangible assets remained flat at $6.0 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Adjusted segment EBITDA decreased $16.6 million, or 28.5%, to $41.7 million for the nine months ended September 30, 2012 from $58.4 million for the nine months ended September 30, 2011.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$45,811	$51,793	$137,466	$151,711

Operating expenses:
Direct cost of revenues	28,452	32,415	88,197	96,415
Selling, general and administrative expenses	11,125	12,688	34,905	38,272
Special charges	201	—	4,712	—
Amortization of other intangible assets	1,159	1,195	3,491	3,575

	40,937	46,298	131,305	138,262

Segment operating income	4,874	5,495	6,161	13,449
Add back:
Depreciation and amortization of intangible assets	1,703	1,934	5,404	5,818
Special charges	201	—	4,712	—

Adjusted Segment EBITDA	$6,778	$7,429	$16,277	$19,267

Gross profit(1)	$17,359	$19,378	$49,269	$55,296
Gross profit margin(2)	37.9%	37.4%	35.8%	36.4%
Adjusted Segment EBITDA as a percent of revenues	14.8%	14.3%	11.8%	12.7%
Number of revenue generating professionals (at period end)	597	590	597	590

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues decreased $6.0 million, or 11.6%, to $45.8 million for the three months ended September 30, 2012 from $51.8 million for the three months ended September 30, 2011 with a 2.3% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the Euro and the British pound relative to the U.S. dollar. Excluding the impact of foreign currency translation, revenue declined $4.8 million, or 9.3%, due to fewer M&A and natural resource related projects in the Asia Pacific region, lower project income in the North America region and pricing pressures on retainer fees in the North America and EMEA regions.

Gross profit decreased $2.0 million, or 10.4%, to $17.4 million for the three months ended September 30, 2012 from $19.4 million for the three months ended September 30, 2011. Gross profit margin increased 0.5 percentage points to 37.9% for the three months ended September 30, 2012 from 37.4% for the three months ended September 30, 2011. The increase in gross profit margin was primarily due to lower variable compensation expenses compared to the same quarter in the prior year.

SG&A expense decreased $1.6 million, or 12.3%, to $11.1 million for the three months ended September 30, 2012 from $12.7 million for the three months ended September 30, 2011. SG&A expense was 24.3% of revenue for the three months ended September 30, 2012, down from 24.5% of revenue for the three months ended September 30, 2011. The decrease in SG&A expense was primarily related to lower personnel costs from reduced headcount.

Amortization of other intangible assets of $1.2 million was unchanged for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Adjusted segment EBITDA decreased $0.7 million, or 8.8%, to $6.8 million for the three months ended September 30, 2012 from $7.4 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues decreased $14.2 million, or 9.4%, to $137.5 million for the nine months ended September 30, 2012 from $151.7 million for the nine months ended September 30, 2011 with 2.1% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the Euro, the British pound and the South African rand relative to the U.S. dollar. Excluding the impact of foreign currency translation, revenue declined $11.1 million, or 7.3%, due to fewer M&A-related projects in the Asia Pacific region, lower project income in the North America region and pricing pressures on retainer fees in the EMEA and North America regions.

Gross profit decreased $6.0 million, or 10.9%, to $49.3 million for the nine months ended September 30, 2012 from $55.3 million for the nine months ended September 30, 2011. Gross profit margin decreased 0.6 percentage points to 35.8% for the nine months ended September 30, 2012 from 36.4% for the nine months ended September 30, 2011. The decline in gross profit margin was primarily due to fewer high-margin project engagements partially offset by lower variable compensation expenses compared to prior year.

SG&A expense decreased $3.4 million, or 8.8%, to $34.9 million for the nine months ended September 30, 2012 from $38.3 million for the nine months ended September 30, 2011. SG&A expense was 25.4% of revenue for the nine months ended September 30, 2012, up from 25.2% of revenue for the nine months ended September 30, 2011. The decrease in SG&A expense was primarily related to lower personnel costs from reduced headcount.

Amortization of other intangible assets decreased to $3.5 million for the nine months ended September 30, 2012 from $3.6 million for the nine months ended September 30, 2011.

Adjusted segment EBITDA decreased $3.0 million, or 15.5%, to $16.3 million for the nine months ended September 30, 2012 from $19.3 million for the nine months ended September 30, 2011.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and for which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts and Unbilled Services

•	Goodwill and Other Intangible Assets

•	Business Combinations

•	Share-Based Compensation

•	Income Taxes

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012.

Goodwill and Other Intangible Assets

We test our goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may not be recoverable. We performed our annual impairment test as of October 1, 2011, and concluded that there was no impairment based on procedures performed and the estimates and assumptions used.

We also consider factors that could trigger an interim impairment review, including, but not limited to, the following: significant underperformance relative to historical or projected future operating results; a significant change in the manner of our use of the acquired asset or strategy for our overall business; a significant negative industry or economic trend; and our market capitalization relative to net book value. Through our assessment, we determined that there were no events or circumstances that more likely than not would reduce the fair value of any of our reporting units below their carrying value. Accordingly, we did not perform an interim impairment test in any of the quarters in the nine-months ended September 30, 2012.

There can be no assurance, however, that the estimates and assumptions used in our goodwill impairment testing will prove to be accurate predictions of the future. Our next evaluation of goodwill by reporting unit will be performed during the three months ended December 31, 2012. If our assumptions regarding forecasted cash flows are not achieved, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if the aforementioned factors have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment test or if a triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
Net cash provided by operating activities	$13,624	$46,848
Net cash used in investing activities	$(48,092)	(87,068)
Net cash used in financing activities	$(102,959)	(215,373)

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

Net cash provided by operating activities decreased by $33.2 million to $13.6 million for the nine months ended September 30, 2012 from $46.8 million for the nine months ended September 30, 2011. The decrease in net cash provided by operating activities was primarily due to higher compensation and other operating expenses and the funding of forgivable loans, partially offset by higher cash collections in the nine months ended September 30, 2012 relative to the same prior year period.

Net cash used in investing activities for the nine months ended September 30, 2012 was $48.1 million as compared to $87.1 million for the nine months ended September 30, 2011. The prior year included $25.7 million of payments related to the acquisition of practices from LECG and $3.8 million of purchase price adjustments related to prior year acquisitions. Payments related to acquisition-related contingent consideration were $24.5 million for the nine months ended September 30, 2012 as compared to $32.8 million for the nine months ended September 30, 2011. Capital expenditures were $20.5 million for the nine months ended September 30, 2012 as compared to $24.6 million for the nine months ended September 30, 2011.

Net cash used in financing activities for the nine months ended September 30, 2012 was $103.0 million as compared to $215.4 million for the nine months ended September 30, 2011. Our financing activities for the nine months ended September 30, 2012 included the repayment of $156.5 million of long-term debt and capital lease obligations, including $149.9 million of Convertible Notes. The repayment was made using cash on hand and the proceeds of a $75.0 million borrowing under our senior secured bank credit facility. In addition, our financing activities for the nine months ended September 30, 2012 included $20.0 million in cash used to repurchase and retire 757,650 shares of the Company’s common stock. Our financing activities for the nine months ended September 30, 2011 included $209.4 million in cash used to repurchase and retire 5,733,205 shares of the Company’s common stock.

Capital Resources

As of September 30, 2012, our capital resources included $126.9 million of cash and cash equivalents and available borrowing capacity of $173.6 million under a $250 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of September 30, 2012, we had $75.0 million outstanding under our bank credit facility and $1.4 million of outstanding letters of credit which reduced the availability of borrowings under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements, including interest payments on our long-term debt;

•	compensating designated executive management and senior managing directors under our various long-term incentive compensation programs;

•	discretionary funding of our Repurchase Program;

•	contingent obligations related to our acquisitions;

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings; and

•	other known future contractual obligations.

We currently anticipate aggregate capital expenditures will range between $25 million to $31 million to support our organization during 2012, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price was in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse. As of September 30, 2012, we had no accrued contingent consideration liabilities for business combinations consummated prior to January 1, 2009.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our condensed consolidated balance sheet and re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent purchase price obligations for these business combinations are $9.9 million at September 30, 2012.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our bank credit facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected significant changes in the number of employees. The anticipated cash needs of our businesses could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our bank credit facility or the indentures that govern our senior notes. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” included in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” included in Part I– Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include the following:

•	changes in demand for our services;

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining or forming competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;

•	our ability to make acquisitions and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace key personnel, including senior managers and regional and practice leaders who have highly specialized skills and experience;

•	our ability to identify suitable acquisition candidates, negotiate favorable terms and take advantage of opportunistic acquisition situations;

•	our ability to protect the confidentiality of internal and client data and proprietary information;

•	legislation or judicial rulings, including rulings regarding data privacy and the discovery process;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition;

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

Equity Price Sensitivity

Certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the applicable stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. There are no determination dates remaining in 2012. The following table details by year the cash outflows that would result from the remaining stock price guarantee payments if, on the applicable determination dates, our common stock price was at $26.68 per share (our closing share price on September 28, 2012, the last trading day of September 2012), 20% above or 20% below that price.

	Remainder of 2012	2013	Total
		(in thousands)
Cash outflow, assuming:
Closing share price of $26.68 at September 28, 2012	$—	$6,265	$6,265
20% increase in share price	$—	$5,370	$5,370
20% decrease in share price	$—	$7,159	$7,159

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2012. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the third quarter ended September 30, 2012 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program
July 1 through July 31, 2012	4	(1)	$26.16	—	$250,000
August 1 through August 31, 2012	408	(2)(4)	$24.83	404	$239,994	(4)
September 1 through September 30, 2012	358	(3)(4)	$28.31	354	$229,987	(4)

Total	770			758

(1)	Represents 3,715 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)

Represents 404,176 shares of common stock repurchased pursuant to our stock repurchase program announced in June 2012 and 3,994 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)

Represents 353,474 shares of common stock repurchased pursuant to our stock repurchase program announced in June 2012 and 4,021 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

In June 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “Repurchase Program”). As of September 30, 2012, a balance of approximately $230 million remains available under the program to fund stock repurchases by the Company.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

4.1	Tenth Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of July 10, 2012, by and among FTI Consulting, Inc., the other guarantors named therein, Sports Analytics LLC, a Maryland limited liability company, and Wilmington Trust Company, as trustee.

4.2	Sixth Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of July 10, 2012, by and among FTI Consulting, Inc., the other Guarantors, Sports Analytics LLC, a Maryland limited liability company, and Wilmington Trust Company, as trustee.

4.3	First Supplemental Indenture relating to the 6 3/4% Senior Notes due 2020, dated as of July 10, 2012, by and among FTI Consulting, Inc., the other Guarantors, Sports Analytics LLC, a Maryland limited liability company, and Wilmington Trust Company, as trustee.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended September 30, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2012

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)