Form 10-K
period 2012-12-31
FTI CONSULTING INC
filed 2013-02-28
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $836 million, based on the closing sales price of the registrant’s common stock on June 30, 2012.

The number of shares of registrant’s common stock outstanding on February 22, 2013 was 40,838,350.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our 2012 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2012

FTI CONSULTING, INC.

PART I

ITEM 1.	BUSINESS

Forward-Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical. Forward-looking statements often contain words such as estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, statements in this Annual Report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this report, including under the heading “Risk Factors” in Part I — Item 1A. They include risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including the following:

•	changes in demand for our services;

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining or forming competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;

•	our ability to make acquisitions and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-United States markets;

•	our ability to replace key personnel, including senior managers and practice and regional leaders, who have highly specialized skills and experience;

•	our ability to identify suitable acquisition candidates, negotiate favorable terms and take advantage of opportunistic acquisition situations;

•	our ability to protect the confidentiality of internal and client data and confidential information;

•	legislation or judicial rulings, including rulings regarding data privacy and the discovery process;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition;

•

general economic factors, industry trends, restructuring and bankruptcy rates, legal or regulatory requirements, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control;

•	our ability to manage growth;

•	risk of non-payment of receivables;

•	the amount and terms of our outstanding indebtedness;

•	changes in accounting principles;

•	risks relating to the obsolescence of, changes to, or the protection of, our proprietary software products and intellectual property rights; and

•	fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.

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

Unless otherwise indicated or required by the context, when we use the terms “Company,” “FTI Consulting,” “we,” “us” and “our” we mean FTI Consulting, Inc., a Maryland corporation, and its consolidated subsidiaries.

Company Overview

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value in difficult and increasingly complex economic, legal and regulatory environments throughout the world. We operate through five operating segments:

•	Corporate Finance/Restructuring;

•	Forensic and Litigation Consulting;

•	Economic Consulting;

•	Technology; and

•	Strategic Communications.

We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation matters, international arbitrations, mergers and acquisitions, or M&A, antitrust and competition matters, electronic discovery, or e-discovery, management and retrieval of electronically stored information, or ESI, reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. We have expertise across our operating segments in highly specialized industries, including real estate and construction, automotive, telecommunications, healthcare, energy and utilities, chemicals, banking, insurance, pharmaceuticals, retail, information technology and communications, and media and entertainment. Our experienced professionals include many individuals who are widely recognized as experts in their respective fields. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisers, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms and local, state and national governments and agencies in the United States (U.S.) and other countries. In addition, major U.S. and international law firms refer us or engage us on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs.

In March 2011, we adopted a matrix organizational structure, which we believe appropriately emphasizes the global geography and industry drivers across our business segments. To implement that structure, we have organized our business segments within four geographic regions consisting of (i) the North America region, which is comprised of our 43 U.S. offices located in 19 states and three offices located in Calgary, Toronto and Vancouver Canada, (ii) the Latin America region, which is comprised of eight offices located in five countries —Argentina, Brazil, Colombia, Panama and Mexico, (iii) the Asia-Pacific region, which is comprised of 17 offices located in seven countries — Australia, China (including Hong Kong), India, Indonesia, Japan, Philippines and Singapore, and (iv) the Europe, Middle East and Africa (EMEA) region, which is comprised of 22 offices located in 10 countries — Belgium, France, Germany, Ireland, Qatar, Russia, South Africa, Spain, UAE and the United Kingdom. The regional leader for each of the four geographic regions has responsibility for business development, supporting our professionals through regional administrative services, and sharing responsibility with segment leaders for the delivery of services across business segments and industry lines within such region. We expect to continue to present our Management Discussion and Analysis on a segment basis as the segment structure is the way that our chief operating decision makers primarily assess and manage business performance. In addition, our segment structure provides more detailed information regarding the key drivers of our business in relation to specific lines of business.

From December 31, 2011, we increased our number of revenue-generating professionals by approximately 5% to 2,993 as of December 31, 2012, and we increased our total number of employees by approximately 3% to 3,915 as of December 31, 2012.

Our Operating Segments

We discuss our five operating segments in greater detail below.

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

A number of factors affect the demand for our corporate finance/restructuring services, including general economic conditions, the availability of credit, leverage levels, lending activity, over-expansion of businesses, competition, M&A activity and management crises. Lower corporate default rates as a result of the availability of debt modifications prior to default and maturity and the increased availability of financing at lower interest rates and on more advantageous terms are factors that decrease demand for certain services offered by our Corporate

Finance/Restructuring segment. In addition, our restructuring (bankruptcy) engagements have been affected by fewer large corporate bankruptcies and a shift to pre-planned/pre-packaged restructurings or bankruptcies, which limits the constituencies who have a need for advisory services. When demand for one or more of our corporate finance/restructuring services weakens, our objective is to manage utilization by shifting professionals to work on engagements in other service offerings or our other operating segments, if possible.

In 2012, the services offered by our Corporate Finance/Restructuring segment included:

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

Interim Management Services. Our seasoned professionals fill the void when client companies face leadership, financial or operational challenges. Our experienced and credentialed professionals assume executive officer level roles, providing the leadership and strategic decision making ability to maintain momentum, stabilize financial position and protect enterprise value, resolve regulatory compliance issues, build morale, establish credibility with stakeholders and provide critical continuity. Our professionals serve in the following interim executive and management roles: chief executive officer, chief operating officer, chief financial officer, chief restructuring officer, controller and treasurer.

Transaction Advisory Services. Our Transaction Advisory Services practice combines the disciplines of financial accounting, investment banking, tax advice, valuation services and Securities and Exchange Commission, or SEC, regulatory experience to help our clients maximize value and minimize risk in M&A transactions. We provide many services relating to business acquisitions that include: performing due diligence reviews, evaluating key value drivers and risk factors, advising on the most advantageous tax and accounting structure for the transaction and assessing quality of earnings, quality of balance sheet and working capital requirements. We identify value enhancers and value issues. We provide comprehensive tax consulting intended to maximize a client’s return on investment. We help structure post-acquisition earn-outs and price adjustment mechanisms to allow a client to realize optimal value. We advise clients regarding regulatory and SEC requirements and internal controls and compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. We help structure retention and exit strategies. We also perform services for clients involved in purchase price disputes such as assessing the consistent application of Generally Accepted Accounting Principles, or GAAP, earn-out issues, working capital issues, settlement ranges and allocation of purchase price for tax purposes. We have the capacity to provide investment banking services through our Financial Industry Regulatory Authority registered subsidiary, which focuses on identifying and executing value-added transactions for public and private middle market companies in the communications and media and entertainment industries.

Performance Improvement Services. Our Performance Improvement practice assists companies in developing and implementing programs designed to deliver accelerated value creation through increasing earnings and margins and improving cash flow. This is achieved by improving the underlying operational and financial metrics of a company by targeting specific drivers of margin growth leading to corresponding enterprise value enhancement. Our professionals achieve measurable, tangible improvement in areas such as revenue generation, finance organization optimization, operational process management, shared services and outsourcing, information technology, or IT, optimization, cost reduction, and working capital management. Our team has relevant skills across industries and helps companies and/or their equity sponsors with services such as outsourcing advisory services, complex merger integrations and carve-outs, business intelligence consulting and the reengineering of supply chains. Our performance improvement services represent high value-added and results oriented services marketed to our existing restructuring and transaction advisory clients as well as new clients.

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

Real Estate and Financial Advisory Practice. Our Real Estate and Financial Advisory practice has a dedicated focus on the real estate and finance industries and the capital markets that serve them. Our services are designed to create integrated financial, tax and real estate solutions for clients with real estate operations, assets or investments. We provide a range of real estate and financial advisory services including M&A, due diligence, valuation, lease consulting, financial outsourcing, initial public offering, or IPO, real estate investment trust, or REIT, tax structuring and compliance, executive compensation, master planning and development services, cost segregation and private client services. The practice represents public and private real estate entities including REITs, financial institutions, investment banks, opportunity funds, insurance companies, hedge funds, pension advisors and owners/developers.

In 2012, we expanded our presence in Australia by acquiring the former restructuring practice of KordaMentha (“QLD”). We also acquired The Salter Group (“Salter”), which expanded our practice to include asset and business valuation services with an emphasis on the media and entertainment industry. In addition, we acquired the consulting business of ThinkFirst LLC (“ThinkFirst”), which expanded our offerings of operational and financial advisory services with an emphasis on the healthcare industry in the United States (“U.S.”). Our Corporate Finance/Restructuring services are offered through a global network of 38 offices in twelve countries. From December 31, 2011, we increased the number of revenue-generating professionals in our Corporate Finance/Restructuring segment by approximately 21% to 836 professionals as of December 31, 2012.

Forensic and Litigation Consulting

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics and risk mitigation services. We assist our clients in all phases of government and regulatory investigations, inquiries and litigation, regardless of the subject matter of the proceeding or investigation, including pre-filing assessments, discovery, trial preparation, expert testimony, investigation and forensic accounting services. We have particular expertise in the construction, energy, healthcare, financial and insurance services and pharmaceutical industries. We have the capacity to provide our full array of services across jurisdictional boundaries around the world.

A number of factors affect the demand for our forensic and litigation consulting services, including the volume of large complex litigations, governmental and regulatory investigations, class action suits, business espionage and illegal or fraudulent activities. If demand weakens for a particular service offering, our objective is to manage utilization by shifting professionals to work on engagements of our other operating segments, if possible.

In 2012, the services offered by our Forensic and Litigation Consulting segment included:

Forensic Accounting and Advisory Services. We combine investigative accounting and financial reporting skills with business and practical experience to provide forensic accounting and advisory services requested by boards of directors, audit committees, special litigation committees and other entities. We identify, collect, analyze and interpret financial and accounting data and information for accounting and financial reporting investigations, identify options, make recommendations and render opinions. We employ investigative skills, establish document and database controls, prepare analytical models, perform forensic accounting, present expert testimony and prepare written reports. We have particular expertise providing consulting assistance and expert witness services to securities counsel and their clients regarding inquiries and investigations initiated by the Division of Enforcement of the SEC. We perform anti-bribery and corruption risk assessments to help clients institute the necessary internal controls to comply with, and we investigate suspected violations of, the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws, including the U.K Anti-Bribery Act, the Organization for Economic Co-operation and Development, or OECD, convention on combating bribery of foreign public officials in international business transactions, and the anti-corruption cross-debarment pact reached between the World Bank, the Inter-American Development Bank, the European Bank for Reconstruction and Development, the Asian Development Bank, and the African Development Bank Group.

Global Risk and Investigations Practice. We have experience in complex factual and regulatory investigations combining teams of former federal prosecutors and regulators, law enforcement and intelligence officials, forensic accountants, industry specialists and computer forensic specialists. Our capabilities and services include white collar defense intelligence and investigations, complex commercial and financial investigations, business intelligence and investigative due diligence, FCPA and foreign anti-corruption investigations, political risk assessments, business risk assessments, fraud and forensic accounting investigations, computer forensics and electronics evidence, specialized fact-finding, domestic and international arbitration proceedings, asset searching and analysis, intellectual property and branding protection, anti-money laundering consulting and ethics and compliance program design. We help our clients navigate anti-bribery and corruption risk proactively (assessing and mitigating risk), and reactively (responding to allegations with multidisciplinary investigation, forensic accounting and information preservation experts). We also develop remediation and monitoring plans, including the design and testing of controls and negotiate settlement agreements. Through our services we uncover actionable intelligence and perform value-added analysis to help our clients and other decision-makers address and mitigate risk, protect assets, remediate compliance deficiencies, make informed decisions and maximize opportunities.

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

Financial and Data Enterprise Analysis, or FEDA. Our structured data experts deliver strategic business solutions for clients requiring in-depth analysis of large, disparate sets of financial, operational and transactional data. Among the services offered are:

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

Our Forensic Litigation and Consulting services are offered through a global network of 47 offices in fifteen countries. From December 31, 2011, we decreased the number of revenue-generating professionals in our Forensic and Litigation Consulting segment by approximately 5% to 813 professionals as of December 31, 2012, primarily due to the reduction in workforce implemented in the second quarter of 2012.

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

In 2012, the services offered by our Economic Consulting segment included:

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

Our Economic Consulting services are offered through a global network of 23 offices in eight countries. From December 31, 2011, we increased the number of revenue-generating professionals in our Economic Consulting segment by approximately 9% to 474 professionals as of December 31, 2012.

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

Our e-discovery software can be deployed either on-premises by the company, law firm, government agency or other client, or on-demand as a hosted solution through us or our network of third-party service providers. This hybrid deployment capability helps clients scale to the unique demands of their individual case requirements while maintaining a consistent and cost-effective e-discovery process.

A number of factors affect the demand for our technology services, including competing services and products, price and the number of large complex litigations, class action proceedings, M&A activity and governmental and internal investigations.

In 2012, the software and services offered by our Technology segment included:

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

•

Identification, Preservation and Collection. We assist companies facing time-sensitive demands placed upon electronic data, networks and systems. We help our clients meet requirements for uncovering, analyzing and producing data from a variety of sources, including e-mail, voicemail, backup tapes, shared server files and databases, often on multiple continents. We provide both proactive and reactive support using expert services, methodologies and tools that help companies and their legal advisers understand technology-related issues. Our technical experts work closely with our forensic accountants and financial investigation professionals to recover, organize and analyze ESI, regardless of the format or language of the data, and forensically reconstruct complex transaction data. Through our direct work with clients, we have developed proprietary technology to meet the demands of emerging data types, including cloud-based applicable data and Microsoft SharePoint.

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

Discovery Consulting. We plan, design and manage discovery approaches and projects to maximize responsiveness and minimize costs and risks. Our professionals consult on a wide-range of legal, regulatory and investigative situations and the discovery project capabilities span a broad spectrum of size and complexity. Our professionals work as an extension of our clients and their advisors to establish immediate solutions and best practices. Our professionals identify, forensically collect and analyze data, oversee processing, review and production of data, manage the discovery lifecycle from identification through production, advise outside and in-house counsels, prepare cost estimates to support excess burden claims, provide expert testimony, develop repeatable and cross matter procedures for legal departments and conduct corporate system inventories to develop sustainable data maps. In 2012, we launched a new service offering — Predictive Discovery – which combines interdisciplinary expert teams with predictive coding software to help our clients review and produce documents for commercial litigation and regulatory investigations in a more timely and cost effective manner.

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

•

Data Culling. We provide de-duplication and near-duplication detection services for Ringtail® on-demand clients to help reduce the document set prior to review. In some cases, Ringtail® incorporates third party software to provide these solutions. On premises clients use our Workbench product to automate the process of preparing electronic content for review. Workbench includes patented suppression and de-duplication technology along with other features to help clients manage and reduce larger data sets.

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

Our Technology services are offered through a global network of 25 offices in six countries. From December 31, 2011, we decreased the number of revenue-generating professionals in our Technology segment by approximately 4% to 277 professionals as of December 31, 2012, primarily due to the reduction in workforce implemented in the second quarter of 2012.

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

A number of factors affect the demand for the practices and services of our strategic communications segment, including M&A activity, public stock offerings and capital market transactions, business crises and governmental legislation and regulation, and a slow recovery of discretionary spending by companies’ on such services as branding, communications, marketing and media and investor relations.

In 2012, the services provided by our Strategic Communications segment included:

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

Corporate Communications. We provide solutions to our clients’ mission critical communications needs. Our services include, business-to-business communications consultancy, thought leadership consultancy, consumer and business-to-business brands building, including corporate brand positioning advice, strategic media relations and marketing advice, employee engagement and change communications, media and presentation coaching, qualitative and quantitative research, sponsorship consultancy and launch and event management. Our business-to-business communications consultancy services help companies develop a differentiated business identity and narrative. Our media relations services integrate traditional and digital media. We advise and assist clients with respect to financial, business and trade media programs, broadcast placement, market commentary, executive visibility, regional media programs, editorial placement, media monitoring, intelligence gathering and online media programs. We provide advice and services for internal communications in connection with important strategic initiatives such as identity design, re-branding, culture change, restructuring, facility closures, workforce rationalization and mergers and takeovers. We also provide training courses aimed at directors and senior management in media communications, executive presentation, speech writing and conference management and facilitation. Our special situations communications practice works in collaboration with practitioners in our other disciplines such as financial communications and investor relations, corporate communications and public and regulatory affairs to offer an integrated consultancy service to clients that are facing critical issues such as bankruptcy/restructuring, M&A, regulatory investigations, litigation and unplanned management turnover. We believe our offerings in this area provide a unique ability to handle complex cross-border multi-stakeholder communications programs.

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

Creative Engagement. Our design and marketing teams specialize in brand identity development, website development, advertising and using new digital media channels to enhance the impact of traditional communications and marketing channels. We help clients with print and digital communications with a focus on corporate identity, website development, advertising, interactive marketing campaigns, video and animation, brochures, fact sheets, testimonials and other marketing materials and annual report development. Our social media experts work with clients to identify and engage stakeholders through the most appropriate and useful paid and non-paid social and digital media outlets. Corporate social responsibility (CSR) is one of the most powerful drivers of business culture and brand value. We help clients develop creative and multi-dimensional CSR campaigns to assure they are aligned with business objectives, brand position and the needs of all stakeholders. Our approach includes defining corporate and brand positioning, surveying the audience to gauge social sentiments and needs, selecting a program that resonates with the marketplace, building the communications plan, launching the initiative for maximum visibility and evaluating the success of the program.

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

Our Strategic Communications services are offered through a global network of 36 offices in fifteen countries. From December 31, 2011, the number of revenue-generating professionals in our Strategic Communications segment increased by 2% to 593 professionals as of December 31, 2012.

Our Industry Specializations

We employ professionals expert in a broad range of industries within our operating segments. These professionals provide a wide array of services across our operating segments that address the strategic, reputational, operational, financial, regulatory, legal and other needs of specific industries. We advise domestic and international organizations and companies in specific industries on such matters as turnaround and restructuring, conflict resolution, regulations and the resolution of conflicting regulatory frameworks, contractual disputes, litigation and proceedings, expert testimony and asset and business valuations. We also provide interim management services staffed with professionals with experience in the relevant industry. In addition, we furnish strategic communications services to industries across all the disciplines, from capital markets to investor relations. The major industries we service include, banking and financial, energy, healthcare, media and entertainment, and pharmaceutical and life sciences.

Our Business Drivers

Factors that drive demand for our services include:

•	Financial Markets and the Economy. Rapidly changing financial markets and the strength of the economy, credit and financing availability, terms and conditions, the willingness of financial institutions to provide debt modifications or relief, corporate debt levels, default rates and capital market transactions, including M&A transactions, drive demand for certain of our service offerings. Demand for our restructuring, bankruptcy, turnaround and related services typically weakens, and our engagements shift to more middle market transactions, in a recovering or strong economy, as credit markets ease and debt relief or modifications become more available. Demand for our restructuring, bankruptcy, turnaround and related services is higher when companies face covenant compliance and similar problems that make it difficult to amend existing credit facilities or refinance without incurring substantial costs and significantly more restrictive terms; and tightening credit markets force companies and lenders into more frequent negotiations as borrowers experience covenant or liquidity issues and lenders express greater concern over protecting their positions.

•

Operational Challenges and Opportunities. Businesses face significant challenges that necessitate the evaluation and reevaluation of strategy, risks and opportunities both as a result of crisis driven situations and in the normal course of business. These challenges include enterprise risk management, global expansion, competition from both established companies and emerging economies and new and changing regulatory requirements and legislation. Management, companies and their boards need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with specialized technical expertise driving demand for services offered by our Corporate Finance/Restructuring, Economic Consulting and Forensic and Litigation Consulting segments.

•

Global Demand for Independent Expertise. As a result of increased public scrutiny, regulatory complexity and complex disputes and litigation, businesses, boards of directors, creditors, stakeholders, regulators and their advisors increasingly engage independent consulting firms to provide objective and expert analyses and advice. This is particularly true in highly complex and sophisticated areas such as restructurings, bankruptcies, economic consulting, forensic accounting, corporate mismanagement and fraud-related investigations and high-stakes litigation and regulatory proceedings. Stockholder activism and limitations on the ability of traditional accounting firms to provide certain consulting services, especially after enactment of Sarbanes-Oxley and the Dodd–Frank Wall Street Reform and Consumer Protection Act, have contributed to the demand for independent expertise. A desire to avoid actual and perceived conflicts of interest also drives the use of consultants and experts who are unaffiliated with a company’s management and outside legal, accounting and other advisors.

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

•

M&A Activity. The overall strength of the economy and M&A activity are important drivers for our businesses. In a weak economy and during periods of decreased M&A activity, we experience weaker demand for our economic consulting experts and our forensic and litigation consulting and transaction advisory services offered by our Corporate Finance/Restructuring segment, as transactions are delayed or abandoned and fewer transactions come to fruition. However, companies may need our services if transactions are renegotiated, or transactions that have been completed do not perform as expected. In times of strong economic growth and increased M&A activity, companies and regulators engage our Economic Consulting segment for advice on issues such as antitrust regulations and enforcement and intellectual property matters. M&A clients employ our Corporate Finance/Restructuring segment for services such as due diligence investigations, asset valuations and financing advice. Our Economic Consulting professionals provide antitrust/competition and expert advisory services globally for large and multi-national M&A transactions. M&A clients also utilize our Strategic Communications segment for services such as public relations, media and investor communications.

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

•

Integrated and Consultative Approach to Managing Events. Our breadth and depth of service offerings and industry expertise across the globe drive demand by multinational corporations who seek our integrated services and consultative approach covering different aspects of event driven occurrences, reputational issues and transactions across different jurisdictions.

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

Our Competitive Strengths

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, our ability to staff multiple significant engagements across disciplines and industries in multiple locations, and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•

Preeminent Practices and Professionals. We believe that our operating segments include some of the preeminent practices and professionals in our industry today. The Deal Pipeline bankruptcy league tables published in November 2012, ranked our Corporate Finance/Restructuring segment as the number two crisis management firm based on the value of active bankruptcy cases as of September 30, 2012. In October 2012, Mergermarket ranked our Strategic Communications segment at the top of the global, Europe and Asia-Pacific (excluding Japan) league tables as the most active public relations adviser on M&A transactions by number of matters for the first three quarters of 2012. Our Economic Consulting segment includes six former chief economists of the Antitrust Division of the Department of Justice, one former chief economist of the Federal Trade Commission, two former chief economists of the Federal Communications Commission, and two former chief economists of the Securities and Exchange Commission, and maintains access to numerous other high-profile academic consultants, including three Nobel Prize winners.

•

Diversified Revenue Sources. We believe we offer a diversified portfolio of services, which we have organized into five operating segments. In 2012, we expanded the capabilities of our Corporate Finance/Restructuring segment to provide restructuring services in the Asia-Pacific region through the acquisition of the former KordaMentha (QLD) restructuring practice. We also acquired The Salter Group, which expanded our Corporate Finance/Restructuring segment to include asset and business valuation services with an emphasis on the media and entertainment industry. In addition, we acquired the consulting business of ThinkFirst LLC, which expanded our offerings of operational and financial advisory services to the healthcare industry in the U.S. We have organized our business segments within four geographic regions consisting of (i) the North America region, which is managed by David Bannister, and is comprised of our 43 U.S. offices located across 19 states and three offices located in Calgary, Toronto and Vancouver Canada, (ii) the Latin America region, which is managed by Frank Holder, and is comprised of eight offices located across five countries — Argentina, Brazil, Colombia, Panama and Mexico, (iii) the Asia-Pacific region, which is managed by Rod Sutton, and is comprised of 17 offices located across seven countries — Australia, China (including Hong Kong), India, Indonesia, Japan, Philippines and Singapore and (iv) the Europe, Middle East and Africa (EMEA) region, which is managed by Mark Malloch-Brown, and is comprised of 22 offices located across ten countries — Belgium, France, Germany, Ireland, Qatar, Russia, South Africa, Spain, UAE and the United Kingdom. We believe that our broad service offerings, diversity of our revenue streams and global locations help to manage fluctuations due to market conditions in any one of our segments. We believe our diversity helps to mitigate the impact of crises, events and changes in a particular service sector or country.

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

•

High Level of Repeat and Referral Business and Attractive, Financial Model. We derive a substantial portion of our revenues from referrals or repeat clients. Many of our client relationships are long-standing and include multiple contact points within an organization, increasing the depth and continuity of these relationships. We cultivate critical relationships with financial institutions and law firms, which have served as entry points into significant, high-profile and reputation-enhancing engagements. In addition, our Strategic Communications segment has a financial model that includes recurring retainer based engagements. Clients of this segment are typically billed on a fixed-fee basis that reflects the value added by the business rather than on a time-and-expense basis. Our Technology segment also bills on a unit basis or derives revenues from license fees.

•

Strong Cash Flow. Our business model has several characteristics that produce consistent cash flows and a relatively low level of capital expenditures. Our strong cash flow supports business operations, capital expenditures, research and development efforts in our Technology segment, and our ability to service our indebtedness and pursue our acquisition and growth strategies.

Our Business Strategy

We build long-term repeat client relationships based on the quality of our services, our reputation and the recognition of our professionals. We provide diverse complimentary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:

•

Leverage Our Relationships and Expertise. We work hard to maintain our existing client relationships and develop new ones. We believe that the strength of our existing client relationships and the quality of our reputation coupled with our recognized industry expertise, successful track record and size are the most critical elements in a decision to retain us. We believe the significant amount of repeat business and referrals that we receive from our clients demonstrates this. We strive to build client relationships on a company-wide basis and encourage cross-selling among our operating segments. Many of our professionals are recognized experts in their respective fields. By successfully leveraging our reputation, experience and broad client base and the expertise of our professionals, we expect to continue to obtain engagements from both existing and new clients.

•

Expand the Breadth of Our Services and Geographic Presence. We strive to offer our clients comprehensive solutions to their most complex problems, wherever they are in the world. Increasingly, our clients demand expertise across multiple markets and continents. To meet this demand, we provide our clients with a complete suite of services across all five operating segments. In order to better serve our clients and to capitalize on markets for our services across our operating segments, in 2011 we organized our operating segments within four geographic regions consisting of (i) the North America region, which is managed by Dave Bannister and is comprised of our 43 U.S. offices located across 19 states and three offices located in Calgary, Toronto and Vancouver Canada, (ii) the Latin America region, which is managed by Frank Holder, and is comprised of eight offices located across five countries — Argentina, Brazil, Colombia, Panama and Mexico, (iii) the Asia-Pacific region, which is managed by Rod Sutton, and is comprised of 17 offices located across seven countries — Australia, China (including Hong Kong), India, Indonesia, Japan, Philippines and Singapore and (iv) the Europe, Middle East and Africa (EMEA) region, which is managed by Mark Malloch-Brown, and is comprised of 22 offices located across ten countries — Belgium, France, Germany, Ireland, Qatar, Russia, South Africa, Spain, UAE and the United Kingdom. The regional leader for each of the four geographic regions has responsibility for the business development, supporting our professionals through regional administrative services, and sharing responsibilities with segment leaders for the delivery of services across operating segment and industry lines within such region. FTI Consulting’s professionals service clients across regional locations. We also expanded our Corporate Finance/Restructuring segment to offer restructuring services in the Asia-Pacific region through the acquisition of the former QLD practice in Australia, added asset and business valuation services through the acquisition of Salter, with an emphasis on the media and entertainment industry, and added operational and financial consulting expertise through the acquisition of the consulting business of ThinkFirst, with an emphasis on the healthcare industry in the U.S.

•

Selectively Acquire Companies and Integrate Our New Professionals and Capabilities. We follow a disciplined approach to executing and integrating acquisitions, targeting those that complement our business strategy or operate in an attractive specialized niche. From 2005 through December 31, 2012, we have completed 41 acquisitions that have enhanced and expanded our businesses. In 2012, we expanded our presence in Australia by acquiring the former restructuring practice of QLD. We also acquired Salter, which expanded our practice to include asset and business valuation services with an emphasis on the media and entertainment industry. In addition, we acquired the consulting business of ThinkFirst, which expanded our offerings of operational and financial advisory services with an emphasis on the healthcare industry in the U.S. We intend to continue to selectively pursue strategic acquisitions. We seek to integrate acquisitions in a way that fosters organic growth and provides synergies or cross-segment, cross-service or cross-geographic growth opportunities. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.

•

Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2012, we employed 2,993 revenue-generating professionals, many of whom have established and widely recognized names in their respective practice areas and specialized industry expertise. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. To attract and retain highly qualified senior managing directors and managing directors, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements with other highly skilled professionals. We have employment arrangements with substantially all of our senior managing directors that include non-competition and non-solicitation obligations.

•

Optimize Utilization and Billing Rates of FTI Consulting Professionals who Bill on an Hourly Basis. The professionals in our Corporate Finance/Restructuring, Economic Consulting and Forensic and Litigation Consulting segments primarily bill on an hourly basis. Our goal is to manage growth to maintain high utilization rates rather than intermittently expand our staff in anticipation of short-term increased demand. We carefully monitor and strive to attain utilization rates that allow us to maintain our profitability, make us less vulnerable to fluctuations in our workload and minimize seasonal factors affecting utilization. A significant number of our professionals have skill sets that allow us to reassign them to new engagements in different operating segments or practices within segments as staffing needs may arise. The nature of our services also allows us to bill premium rates for the services of certain revenue- generating professionals or with respect to certain engagements, which enhances our profitability. As we have expanded our business offerings and our mix of business has changed, utilization has become a less meaningful measure of productivity and profitability as we enter into more flexible client arrangements that may not be billed on a per hour basis. This is true, particularly with respect to our Strategic Communications segment, which has a larger proportion of retainer-based or fixed-fee revenues, and our Technology segment, which also bills on a unit basis or derives revenues from license fees.

•

Build Brand Recognition. We primarily market our services through the FTI Consulting brand around the world. Our branding initiatives include investment in corporate sponsorships, such as our golf sponsorship arrangements with Charles Howell III and Webb Simpson, strategic placement of print media in specialty journals, the publication of the FTI Consulting Journal, a dedicated magazine that is available on the Internet and free of charge to our clients and stakeholders, brand placement in strategic locations where our clients are likely to congregate, and sponsorships of participation in high profile conferences and seminars. We also advertise on select network and cable television programs and in select sports venues that we believe are of interest to the companies that use or have need for services. Our professionals are also widely published.

Our Employees

Our success depends on our ability to attract and retain our expert professional work force. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisers, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. During the period from

December 31, 2011 to December 31, 2012, we increased the number of revenue-generating professionals by approximately 5% to 2,993 and we increased our total number of employees by approximately 3% to 3,915. We also engage independent contractors to supplement our professionals on client engagements as needed. Most of our professionals have many years of experience in their respective fields of practice, and are well recognized for their expertise and experience. None of our employees are subject to collective bargaining contracts or are represented by a union, except that our 107 employees in Brazil are unionized, of which 32 and 75, respectively, are subject to collective bargaining agreements that are renegotiable in August and January of each year. We believe our relationship with our employees, including our employees in Brazil, is good.

Employment Agreements

As of December 31, 2012, we had written employment arrangements with substantially all of our 379 senior managing directors and senior vice presidents (collectively, “SMDs”), of which 219 employment agreements have fixed terms ending between 2013 and 2022. Of such written agreements, 209 provide that at the end of the initial term they automatically renew for successive year-to-year terms, unless either party provides advance written notice of non-renewal. Of the 219 agreements, 78 will come up for renewal in 2013 and 29 will come up for renewal in 2014, primarily as a result of such agreements being subject to the year to year annual extension terms for participants who joined the Senior Managing Director Incentive Compensation Program, or the ICP, in 2006 or because the initial five year terms for participants who joined the ICP in 2007 are coming to an end. All of our written employment arrangements with SMDs include covenants providing for restrictions on the SMD’s ability to compete and solicit the employees of the Company following the end of their employment. Employment arrangements under the ICP are discussed below.

The employment agreements with employees at the SMD and equivalent level generally provide for fixed salary and participation in incentive payment programs (which in some cases may be based on financial measures such as earnings before interest, taxes, depreciation and amortization, or EBITDA). They may also provide for long-term equity incentives in the form of stock options and/or restricted stock awards. In some cases, we extend unsecured general recourse forgivable loans to professionals. We believe that the loan arrangements enhance our ability to attract and retain professionals. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death, disability and, in some cases, retirement or termination without cause, as applicable to such loan. Our executive officers are not eligible to receive loans and no loans have been made to them.

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

Senior Managing Director Incentive Compensation Program and Employment Terms

In 2006, we implemented our ICP, which is designed to align the interests of SMDs with the interests of our company and its stakeholders. As of December 31, 2012, there were 89 SMDs participating in the ICP from our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications segments, representing approximately 36%, 23%, 4%, 43% and 10%, respectively, of the total SMDs within each segment participating in the ICP. Senior management designates the participants in the ICP, subject to approval by the Compensation Committee of our Board of Directors. As current written employment agreements approach the end of their initial terms or one-year automatic renewal periods, or as part of our annual performance evaluation process, we consider whether current participants should be eligible for additional benefits by promoting participating SMDs to higher participation levels within the ICP and annually we consider admitting new SMDs into the program. We intend to continue to admit SMDs from our operating segments into the ICP on a case-by-case basis. Our executive officers are not eligible to participate in the ICP.

The benefits under our ICP include a cash payment in the form of an unsecured general recourse forgivable loan. We also provide significant additional equity awards upon participants entering the program and during the term of their employment in the form of annual and recurring stock option and restricted stock awards or, alternatively, cash payments if we do not have adequate equity securities available under stockholder approved equity plans, upon admission to the program and execution of a new employment agreement or upon moving up to a higher tier in the ICP.

We funded unsecured general recourse forgivable loans in an aggregate amount of approximately $23.0 million in 2006, $22.0 million in 2007, $7.3 million in 2008, $7.9 million in 2009, $9.3 million in 2010, $8.7 million in 2011, and $9.9 million in 2012 to SMDs participating in the ICP. In each of those years, we also funded approximately $8.0 million, $13.0 million, $19.0 million, $31.3 million, $37.4 million, $34.3 million and $51.5 million, respectively, of unsecured forgivable loans to other key professionals. We continue to fund forgivable loans to new hires and professionals who join us in connection with acquisitions as well as current employees on a case-by-case basis. The amount of forgivable loans we make could be significant.

We awarded stock options to purchase an aggregate of 685,000 shares of our common stock and awarded 99,500 shares of restricted stock in 2006, stock options to purchase an aggregate of 730,000 shares of our common stock and 140,000 shares of restricted stock in 2007, stock options to purchase an aggregate of 117,000 shares of common stock and 19,620 shares of restricted stock in 2008, stock options to purchase an aggregate of 219,000 shares of common stock and 37,500 shares of restricted stock in 2009, stock options to purchase an aggregate of 237,000 shares of common stock and 37,500 shares of restricted stock in 2010, stock options to purchase an aggregate of 207,000 shares of our common stock, cash settled stock appreciation rights of 63,000 and 43,500 shares of restricted stock in 2011, and stock options to purchase an aggregate of 322,000 shares of our common stock, and awarded 51,500 shares of restricted stock in 2012 to SMDs upon their first joining the ICP or qualifying to move up to a higher participation tier. We also awarded additional stock options to purchase an aggregate of 42,000 shares of our common stock and 46,000 shares of restricted stock in 2007, stock options to purchase an aggregate of 61,480 shares of our common stock and 94,840 shares of restricted stock in 2008, stock options to purchase an aggregate of 117,750 shares of our common stock and 177,178 shares of restricted stock in 2009, stock options to purchase an aggregate of 220,582 shares of common stock and 299,890 shares of restricted stock in 2010, stock options to purchase an aggregate of 178,815 shares of our common stock and 199,008 shares of restricted stock in 2011, and stock options to purchase an aggregate of 145,075 shares of our common stock, cash settled stock appreciation rights of 2,834 and 191,136 shares of restricted stock in 2012, in substitution of a portion of such year’s annual bonus payments and as matching equity awards to SMDs participating in the ICP. Additional ICP awards will also be granted in 2013 and years thereafter to previously admitted participants based on each participant’s annual bonus award for the prior bonus year and as SMDs join or move to higher tiers under the program. We also anticipate making equity awards to members of management and other employees during 2013 and such awards may be significant.

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

We have a dedicated staff of 25 marketing and sales professionals who are tasked primarily with marketing the services of our Forensic and Litigation Consulting, Strategic Communications and Technology segments. These and other segments may also directly market their services through dedicated marketing professionals employed at such segment level.

Clients

We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, global banks, major law firms and local, state and national governments and agencies in the U.S. and other countries throughout the world.

A substantial portion of our revenues are derived from repeat or referral business. From December 31, 2011 through December 31, 2012, no single client accounted for more than 10% of our consolidated revenues. For the same period, no single client accounted for more than 10% of the revenues of any of our operating segments, except for two clients who accounted for approximately 46% of the revenues of our Technology segment. The loss of one or more such clients by the Technology segment would not have a material adverse effect on FTI Consulting and our subsidiaries as a whole but could have a material adverse effect on such segment if that business was not quickly replaced. In some cases, we may have engagements through law firms that represent a larger percentage of our overall revenue or the revenue of a segment; however, each law firm engages us on behalf of multiple clients.

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

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, our ability to staff multiple significant engagements across disciplines and industries in multiple locations, and our strong client relationships. Our Technology segment, and to a lesser extent our other segments, may also compete on price, although the critical nature of our services, particularly those provided by our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments, typically makes price a secondary consideration. Since our businesses depend in a large part on professional relationships, there are low barriers of entry for professionals, including our professionals, electing to work independently, start their own firms or change employers.

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

Some service providers are larger than we are and on certain engagements may have an advantage over us with respect to one or more competitive factors. Specialty boutiques or smaller local or regional firms, while not offering the range of services we provide, may compete with us on the basis of geographic proximity, specialty services or pricing advantages.

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

We hold 38 U.S. patents and have 24 U.S. patent applications pending, including one U.S. provisional patent application, covering various aspects of certain software of our Technology segment. We do not have any pending international patent applications filed under the Patent Cooperation Treaty. However, we hold seven non-U.S. patents issued in Canada and Europe and 31 non-U.S. patent applications pending in Canada and Europe. No additional patent applications have been issued or are pending in other countries, covering various aspects of software of our Technology segment. We have one pending U.S. patent application and no pending foreign patent applications, covering clock auctions. We also rely upon non-disclosure, license and other agreements to protect our interests in these products.

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

Corporate Information

We incorporated under the laws of the State of Maryland in 1982. We are a publicly traded company with common stock listed on the New York Stock Exchange, or NYSE, under the symbol “FCN.” Our executive offices are located at 777 South Flagler Drive, Suite 1500 West Tower, West Palm Beach, Florida 33401. Our telephone number is 561-515-1900. Our website is http://www.fticonsulting.com.

Financial Information on Industry Segments and Geographic Areas

We manage and report operating results through five reportable operating segments. We also administratively manage our business through four geographic regions. See “Risk Factors — Risks Related to our Operations” for a discussion of risks related to international operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 in the “Notes to Consolidated Financial Statements” for a discussion of revenues, net income and total assets by business segment and revenues for the U.S. and all foreign countries as a group.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, on or through our website at www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, as well as our other filings with the SEC, as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report on Form 10-K as well as other periodic reports filed with the SEC may also be requested at no charge from our Corporate Secretary, FTI Consulting, Inc. 777 South Flagler Drive, Suite 1500 West Tower, West Palm Beach, Florida, telephone number 561-515-1900.

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

Risks Related to Our Operating Segments

Changes in capital markets, M&A activity and legal or regulatory requirements and general economic or other factors beyond our control could reduce demand for our services, in which case our revenues and profitability could decline.

A number of factors outside of our control affect demand for our services. These include:

•	fluctuations in U.S. and global economies in general and the strength and rate of any general economic recovery from the economic recessions experienced by the U.S. and other countries;

•	the U.S. or global financial markets and the availability, costs and terms of credit;

•	the level of leverage incurred by countries or businesses;

•	M&A activity;

•	over-expansion by businesses causing financial difficulties;

•	business and management crises;

•	new and complex laws and regulations or changes of enforcement of existing laws, rules and regulations;

•	other economic and geographic factors; and

•	general business conditions.

Our Corporate Finance/Restructuring segment provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. In 2012, the Corporate Finance/Restructuring segment continued to experience a decline of revenues derived from restructuring (including bankruptcy) engagements and a reduction in large cases, which resulted in a greater portion of that segment’s business being comprised of bankruptcy and restructuring engagements involving mid-size companies and other services. In our experience, mid-size bankruptcy and restructuring engagements are smaller and are more susceptible to cyclical factors such as holidays and vacations and lower utilization during those periods.

Factors outside of our control also drive demand for the services of our operating segments. For example, decreases in litigation filings, class-action suits and regulatory investigations and settlements of proceedings may adversely affect our Forensic and Litigation Consulting, Economic Consulting and Technology segments. Fewer large M&A transactions also negatively affect our Economic Consulting segment. Our Strategic Communications segment has been negatively impacted by the slow economic recovery, the slow recovery of M&A and capital markets transactions and public stock offering activity, and client decisions to reduce, postpone or curtail discretionary spending, resulting in fewer or lower fee retainer engagements.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economies, financial markets and business environments could have on our operations. Changes to any of the factors described above as well as other events, including by way of example, continuing contractions of world economies, banking, credit markets, real estate and retail or other industries, credit defaults by businesses and countries, new legislation, changes to laws and regulations, including changes to the bankruptcy code, tort reform, banking reform, or a decline in government enforcement or litigation or monetary damages or remedies that are sought, may have adverse effects on one or more of our segments.

Our revenues, operating income and cash flows are likely to fluctuate.

We experience periodic fluctuations in our revenues, operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual or quarterly revenues and operating income because of the timing and duration of our client assignments, utilization of our revenue-generating professionals, the types of assignments we are working on at different times, the geographic locations of our clients or where the services are rendered, the length of billing and collection cycles, new hiring, business and asset acquisitions, decreased productivity because of vacations taken by our professionals and economic factors beyond our control. Our profitability is likely to decline if we experience an unexpected variation in the number or timing of client assignments or in the utilization rates of our professionals, especially during the third and fourth quarters when substantial numbers of our professionals take vacations. We may also experience future fluctuations in our cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments which are paid throughout the year. Also, the timing of future acquisitions and the cost of integrating them may cause fluctuations in our operating results.

Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and clients may not accept billable rate or price increases, which could result in loss of clients, fee write-offs, reduced revenues and less profitable business.

Our segments are engaged by certain clients who are experiencing or anticipate experiencing financial distress or are facing complex challenges that could result in financial liabilities. This is particularly true in light of the current slow economic recovery, and lingering effects of the financial market and real estate downturns and the recession. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our Forensic and Litigation Consulting and Economic Consulting segments, including with respect to bankruptcy engagements. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.

We have received requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We consider these requests on a case-by-case basis. We have been receiving these types of requests and negotiations more frequently as the economy has deteriorated and recovered slowly. In addition, our clients and prospective clients may not accept rate increases that we put into effect or plan to implement in the future. Fee discounts, pressure to not increase or even decrease our rates and less advantageous contract terms, could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or if at all, or that client engagements will generate the same volume of work or revenues, and be as profitable as past engagements. In addition, certain of our segments have been experiencing more competitive downward fee pressures.

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

The success of our technology business and its ability to compete depends, in part, upon our technology and other intellectual property, including our proprietary Ringtail® software, AcuityTM e- discovery offering and other proprietary information and intellectual property rights. The software and products of our Technology segment are subject to rapid technological innovation. There is no assurance that we will successfully develop new versions of our Ringtail® software or other products. Our software may not keep pace with industry changes and innovation. There is no assurance that new, innovative or improved software or products will be developed, compete effectively with the software and technology developed and offered by competitors, or be accepted by our clients or the marketplace. If our Technology segment is unable to develop and offer competitive software and products or is otherwise unable to capitalize on market opportunities, the revenues, net income and growth of the Technology segment and the Company could decline.

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

We experience fluctuations in growth of various operating segments with periods of rapid or declining growth. Periods of rapid expansion of our business may strain our management team, human resources and information systems. We cannot assure that we can successfully manage the integration of the companies and assets we acquire or that they will result in the financial, operational and other benefits that we anticipate. To manage growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. Some acquisitions may not be immediately accretive to earnings and some expansion may result in significant expenditures, which may adversely affect profitability in the near term. If we fail to add qualified managers, employees and contractors, estimate costs or manage our growth effectively, our business, financial results and financial condition may be harmed.

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

If we fail to manage the utilization of our professionals who bill on an hourly basis or maintain or increase the hourly rates we charge our clients for our services, we may experience adverse consequences, such as non- or lower-revenue-generating professionals, the loss of clients and engagements, the inability to appropriately staff engagements, or special charges associated with reductions in staff or operations. In such event, our financial results may decline or be adversely impacted. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions, the number, size and timing of client engagements, the level of demand for our services, appropriate professional staffing levels in light of changing client demands, utilization of professionals across segments and geographic regions, acquisitions and staff vacations. Factors that could negatively affect utilization in our Corporate Finance/Restructuring segment include the completion of bankruptcy proceedings, completion of current engagements, fewer and smaller restructuring (including bankruptcy) cases, a recovering or strong economy, easy credit availability, low interest rates and less M&A or capital markets activity. Factors that could negatively affect utilization in our Forensic and Litigation Consulting segment include the settlement of litigation, fewer and less complex legal disputes, fewer class action suits, the timing of the completion of engagements, less government regulation or fewer regulatory investigations and the timing of government investigations and litigation. Factors that could adversely affect utilization in our Economic Consulting segment include less M&A or capital markets activity or fewer complex transactions, a reduced number of regulatory filings and less litigation, reduced antitrust and competition regulation, fewer government investigations and proceedings and timing of client utilization of our services. Our global expansion into or within locations where we are not well known or where demand for our services is not well developed could also contribute to low or lower utilization rates in certain locations.

Our Technology segment derives revenue from consulting services, e-discovery services, recurring licensing fees and the amount of data hosted for a client. Factors that could adversely affect our Technology segment’s revenues include the settlement of litigation and a decline in and less complex litigation proceedings and governmental investigations. Our Strategic Communications segment derives revenues from fixed fee and retainer based contracts. Factors that could adversely affect our Strategic Communications segment’s revenues include a decline in M&A or capital markets activity, fewer event driven crises affecting businesses, fewer public securities offerings and general economic decline that may reduce certain discretionary spending by clients.

Our segments may enter into engagements on a fixed-fee basis. Failure to effectively manage professional hours and other aspects of fixed-fee engagements may result in the costs of providing such services exceeding the fees collected by the Company. Failure to successfully complete or reach milestones with respect to contingent fee or success fee assignments may also lead to less revenue or the costs of providing services under those types of arrangements exceeding the fees collected by the Company.

Our international operations involve special risks.

Primarily as a result of acquisitions, we operate in 23 countries in addition to the U.S. We expect to continue our international expansion, and our international revenues are expected to account for an increasing portion of our revenues in the future. For the year ended December 31, 2012, operations outside of the U.S. accounted for approximately 26% of our total revenues, of which approximately 30% were generated by our Strategic Communications segment, 25% were generated by our Corporate Finance/Restructuring segment, 21% were generated by our Forensic and Litigation Consulting segment, 19% were generated by our Economic Consulting segment, and 5% were generated by our Technology consulting segment.

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

As of December 31, 2012, we had written employment arrangements with substantially all of our 379 SMDs, of which 219 employment agreements have fixed terms ending between 2013 and 2022. Of such written agreements, 209 provide that at the end of the initial term they automatically renew for successive year-to-year terms, unless either party provides advance written notice of non-renewal. Of the 219 agreements, 78 will come up for renewal in 2013 and 29 will come up for renewal in 2014, primarily as a result of such agreements being subject to the year to year annual extension terms for participants who joined the Senior Managing Director Incentive Compensation Program, or the ICP, in 2006 or because the initial five year terms for participants who joined the ICP in 2007 are coming to an end. All of our written employment arrangements with SMDs include covenants providing for restrictions on the SMD’s ability to compete and solicit the employees of the Company following the end of their employment.

Despite the renewal provisions, we could face retention issues at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will enter into new long-term employment agreements with other SMDs, although that is our intention. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment well in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become higher. The admission of additional ICP may result in the concentration of expirations in future years.

We incur substantial costs to hire and retain our professionals and we expect these costs to continue and grow.

We make unsecured general recourse forgivable loans and grant stock option and restricted stock awards to attract and retain our professional employees. In 2006, we implemented our ICP, which is designed to align the interests of our professionals with the interests of our Company and its stakeholders. The cost of implementing and retaining our ICP Program has been significant. Participants receive cash payments in the form of unsecured general recourse forgivable loans. We also make forgivable loans to new hires and professionals who join us in connection with acquisitions as well as current employees on a case-by-case basis. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death, disability, termination by us without cause, termination by the employee with good reason or retirement or contract non-renewal, as may be applicable to the relevant employment agreement or loan grant. We expect to continue issuing significant amounts of unsecured general recourse forgivable loans. We also provide significant additional payments under the ICP Program in the form of stock options and restricted stock awards or, alternatively, cash if we do not have adequate equity securities available under stockholder approved equity plans.

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

We rely heavily on our executive officers and the heads of our operating segments and geographic regions for the success of our business.

We rely heavily on our executive officers, the heads of our operating segments and our regional leaders to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and senior managers must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage a large organization in diverse geographic locations. If one or more members of our management team leaves and we cannot replace them with suitable candidates quickly, we could experience difficulty in managing our business properly. This could harm our business prospects, client relationships, employee morale and financial results.

Professionals may leave our company to form or join competitors and we may not have, or may choose not to pursue, legal recourse against such professionals.

Our professionals typically have close relationships with the clients they serve, based on their expertise and bonds of personal trust and confidence. Therefore, the barriers to our professionals pursuing independent business opportunities or joining our competitors should be considered low. Although our clients generally contract for services with us as a company, and not with individual professionals, in the event that professionals leave, such clients may decide that they prefer to continue working with a professional rather than with our Company. Substantially all of our written employment arrangements with our SMDs include non-competition and non-solicitation covenants. These restrictions have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret restrictions on competition narrowly and in favor of employees. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of employees outside of the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates his or her non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or client, or other concerns, outweigh the benefits of any possible legal recourse. We may also decide that the likelihood of success does not justify the costs of pursuing a legal remedy. Therefore, we may, in rare circumstances decide not to pursue legal action, even if it is available to us.

Risks Related to Our Client Relationships

If we are unable to accept client engagements due to real or perceived relationship issues, our revenues, growth, client engagements and prospects may be negatively affected.

Our inability to accept engagements from clients or prospective clients, represent multiple clients in connection with the same or competitive engagements, and any requirement that we resign from client engagements may negatively impact our revenues, growth and financial results. While we follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, practices and professionals, such concerns cannot always be avoided. For example, we generally will not represent parties adverse to each other in the same matter. Under federal bankruptcy rules, we generally may not represent both a debtor and its creditors in the same proceeding, and we are required to notify the U.S. Trustee of real or potential conflicts. Even if we begin a bankruptcy-related engagement, the U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential changes in our status as a disinterested party, and order us to resign, which could result in disgorgement of fees. Acquisitions may require us to resign from a client engagement because of relationship issues that are not currently identifiable. In addition, businesses that we acquire or employees who join us may not be free to accept engagements they could have accepted prior to our acquisition or hire because of relationship issues.

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

The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalties. In addition, our business involves large client engagements that we staff with a substantial number of professionals. At any time, one or more client engagements may represent a significant portion of a segment’s revenues. For the year ended December 31, 2012, two clients of our Technology segment accounted for approximately 46% of that segment’s annual revenues. No other single client accounted for more than 10% of the 2012 revenues of any of our other operating segments. If we are unable to replace clients or revenues as engagements end, clients unexpectedly cancel engagements with us or curtail the scope of our engagements, and we are unable to replace the revenues from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, the financial results and profitability of a segment or the Company could be adversely affected.

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

Failures of our internal information technology systems controls or compromise of confidential client or company information could damage our reputation, harm our businesses and adversely impact our results of operations.

Our reputation for providing secure information storage and maintaining the confidentiality of proprietary and trade secret information is critical to the success of our businesses, especially our Technology segment which hosts client information as a service. We routinely face attempts by hackers and similar unauthorized users to gain access to our information technology systems, which have been unsuccessful. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these security incidents and have taken steps to prevent such security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective.

In addition, the Company’s own confidential information and that of our clients could be compromised, whether intentionally or unintentionally, by our employees, consultants or vendors. A successful breach compromise of the security of our information technology systems leading to theft or misuse of our own or our clients’ proprietary or confidential information, or the public disclosure or use of such information by others, could result in losses, third party claims against us and reputational harm. If our reputation is damaged due to a data security breach or theft or compromise of confidential information, our ability to attract new engagements may be impaired or we may be subjected to damages or penalties, which could negatively impact our businesses, financial condition or results of operations. In addition, if our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.

Governmental focus on data security could increase our costs of operations.

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

If the competition for acquisitions increases, or if the cost of acquiring businesses or assets becomes too expensive, the number of suitable acquisition opportunities may decline, the cost of making an acquisition may increase or we may be forced to agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, borrowing capacity under our senior secured bank credit facility or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. There can be no assurance that we will be able to obtain financing when we need it or on terms acceptable to us. As a result of these factors, we may be unable to grow our business or expand our client offerings as quickly as we have in the past or as we currently plan.

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

Acquisitions also may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;

•	disparate company policies and practices;

•	client relationship issues;

•	decreased utilization during the integration process;

•	loss of key existing or acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial and administrative systems;

•	dilutive issuances of equity securities, including convertible debt securities, to finance acquisitions;

•	the assumption of legal liabilities;

•	future earn-out payments or other price adjustments; and

•	potential write-offs relating to the impairment of goodwill or other acquired intangible assets.

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

To compete for strategic acquisitions, competitive market conditions may require us to pay prices that represent a higher multiple of revenues or profits. As a result of these competitive dynamics, certain acquisitions may not be accretive to our overall financial results in the near term.

We may have a different system of governance and management from the companies we acquire or their parents, which could cause professionals who join us from acquired companies to leave us.

Our governance and management practices and policies do not mirror the policies and practices of acquired companies or their parents. In some cases, different management practices and policies may lead to workplace dissatisfaction on the part of professionals who join our Company. Some professionals may choose not to join our Company or leave after joining us. Existing professionals may leave us as well. The loss of key professionals may harm our business and results of operations and cause us not to realize the anticipated benefits of the acquisition.

Due to fluctuations in our stock price, acquisition candidates may be reluctant to accept shares of our common stock as purchase price consideration, use of our shares as purchase price consideration may be more dilutive, and the owners of certain companies we seek to acquire may insist on stock price guarantees.

We structure many acquisitions to pay a portion of the purchase price in shares of our common stock. The number of shares issued as consideration is typically based on an average closing price per share of our common stock for a number of days prior to the closing of such acquisition. We believe that payment in the form of shares of common stock of FTI Consulting, Inc. provides the acquired entity and its principals with a vested interest in the future success of the acquisition and the Company. The recent extreme volatility of stock markets and the recent decline and volatility of the price per share of common stock of FTI Consulting, Inc. may result in acquisition candidates being reluctant to accept our shares as consideration. In such cases, we may have to issue more shares, if stock constitutes part of the consideration, pay the entire purchase price in cash, or negotiate an alternative price structure. The result may be an increase in the cost of an acquisition.

Certain acquisition related agreements contain stock price guarantees that may result in cash payments in the future if the price per share of FTI Consulting, Inc. common stock falls below a specified per share market value on the date restrictions lapse. Acquisition candidates may continue to negotiate stock price guarantees, particularly in light of stock price volatility, which may increase the cash paid for an acquisition.

Risks Related to our Indebtedness

Our leverage could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our outstanding Notes, Senior Bank Credit Facility and other outstanding indebtedness.

Our total consolidated long-term debt as of December 31, 2012 was approximately $723.0 million, and we have $348.6 million of undrawn availability under our senior secured bank revolving credit facility entered into in November 2012, or Senior Bank Credit Facility.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to satisfy our payment and other obligations under the notes or our other outstanding debt;

•

resulting in an event of default if we fail to comply with the financial and other covenants contained in the indenture governing the notes and our other outstanding debt agreements, which could result in all of our debt becoming immediately due and payable and could permit the lenders under our Senior Bank Credit Facility to foreclose on the assets securing such debt;

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

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indentures governing our senior notes due 2020, or 2020 Notes, senior notes due 2022, or 2022 Notes, and collectively referred to as the Notes, and our Senior Bank Credit Facility, limit, but do not prohibit, us from incurring additional indebtedness. In addition, the indentures that govern the Notes will allow us to issue additional indebtedness under certain circumstances which may also be guaranteed by our domestic subsidiaries that guarantee the Notes and the Senior Bank Credit Facility. The indentures for the Notes also allow us to incur certain other additional secured debt, which would be effectively senior to the Notes. In addition, the indentures for the Notes do not prevent us from incurring other liabilities that do not constitute indebtedness. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to our indebtedness, including the Notes. If we incur new debt or other liabilities, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service our indebtedness, including the Notes, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on the future performance of FTI Consulting, Inc. and the performance of its subsidiaries, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as the general economy, economic conditions in the industries in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations, including with respect to the Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our Senior Bank Credit Facility and the indentures that govern the Notes, may restrict us from pursuing any of these alternatives.

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

Our indebtedness is guaranteed by substantially all of our domestic subsidiaries and will be required to be guaranteed by future domestic subsidiaries, including those that join us in connection with acquisitions.

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

In addition, the Senior Bank Credit Facility includes financial covenants that require us (i) not to exceed a maximum leverage ratio, (ii) not to exceed a maximum senior secured leverage ratio, and (iii) to maintain a minimum fixed charge coverage ratio.

The indentures governing the Notes contain a number of significant restrictions and covenants that may limit our ability and our subsidiaries’ ability to, among other things:

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

The terms of the Notes will require us to make an offer to repurchase the Notes upon the occurrence of a change of control triggering event (as defined under the applicable indentures), in some cases at a premium in excess of the principal amount of such Notes plus accrued interest to the date of the purchase. It is possible that we will not have sufficient funds at the time of the change of control triggering event to make the required repurchase of Notes and will be required to obtain third party financing to do so. We may not be able to obtain this financing on commercially reasonable terms, or on terms acceptable to us, or at all. In addition, the occurrence of certain change of control events may constitute an event of default under the terms of our Senior Bank Credit Facility. Such an event of default would entitle the lenders under our Senior Bank Credit Facility to, among other things, cause all outstanding debt to become due and payable.

We continuously evaluate and may in the future enter into strategic transactions. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a sale of all or substantially all of our assets. Moreover, such strategic transactions may or may not be deemed to constitute a change of control triggering event as defined in the indentures that govern the Notes and/or the credit agreement governing our Senior Bank Credit Facility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive offices located in West Palm Beach, Florida consist of 16,103 square feet under a lease expiring August 2018. Under leases expiring August 2017, we lease 54,402 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We also lease offices to support our operations in 34 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles, San Francisco and Washington, D.C., and we lease office space to support our international locations in 23 countries—the UK, Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the Philippines, the United Arab Emirates, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada, India, Indonesia and Qatar. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

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

	2012		2011
	High	Low	High	Low
Quarter Ended
March 31	$44.22	$37.52	$38.33	$32.99
June 30	$38.09	$27.59	$40.48	$36.39
September 30	$29.75	$23.11	$38.39	$34.14
December 31	$33.44	$24.82	$43.77	$34.84

Number of Stockholders of Record. As of January 31, 2013, the number of holders of record of our common stock was 262.

Dividends. We have not declared or paid any cash dividends on our common stock to date and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future because we intend to retain our earnings, if any, to finance the expansion of our business, make acquisitions and for general corporate purposes. Moreover, our Senior Bank Credit Facility and the indentures governing our Notes restrict our ability to pay dividends. See Note 14—“Long-Term Debt and Capital Lease Obligations” to our consolidated financial statements for more information.

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding stock options and authorized shares of common stock reserved for future issuance under our equity compensation plans as of December 31, 2012. None of the plans have outstanding warrants or rights other than options, except for stock awards, including shares of restricted and unrestricted stock, and deferred stock awards, including stock units and restricted stock units. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in Column (a) of the following table excludes:

•	60,797 shares of common stock issued as unvested stock awards under our 2004 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008), or the 2004 Plan;

•	106,144 shares of common stock issued as unvested stock awards under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008), or the 2006 Plan;

•

1,502,457 shares of common stock issued as unvested stock awards, restricted stock awards, stock units and restricted stock unit awards under our 2009 Omnibus Incentive Compensation Plan (f/k/a the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors (as Amended and Restated Effective as of June 2, 2010 (2009 Omnibus Plan)); and

•

137,895 shares of common stock sold under our 2007 Employee Stock Purchase Plan, as amended (ESPP), and 1,255,735 shares deregistered with the SEC on January 30, 2009 upon termination of our ESPP effective January 1, 2009.

Equity Compensation Plan Information as of December 31, 2012

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands)			(in thousands)
Equity compensation plans approved by our security holders	5,140	(1)	$35.58	1,701	(2)
Equity compensation plans not approved by our security holders	—		—	—

Total	5,140		$35.58	1,701

(1)

Includes 116,797 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 1997 Stock Option Plan, 1,505,892 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Plan, 1,562,628 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Plan, and 1,954,952 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Plan.

(2)

Includes 17,107 shares of common stock available for issuance under our 2004 Plan, all of which are available for stock-based awards (including deferred stock unit and restricted stock unit awards), 182,668 shares of common stock available for issuance under our 2006 Plan, including 62,810 shares of common stock available for stock-based equity awards, and all shares of common stock available for issuance under our 2009 Omnibus Plan, all of which are available for stock-based awards (including deferred stock unit and restricted stock unit awards).

Issuances of Unregistered Securities

As part of the acquisition consideration related to our 2012 acquisitions, we issued an aggregate of 180,649 unregistered shares of our common stock. Below is a discussion of unregistered shares of our common stock issued in connection with acquisitions made in the fourth quarter of 2012, which have not been previously reported in filings with the SEC.

Effective October 1, 2012 (U.S. time), FTI Consulting, Inc. issued an aggregate of 103,347 shares of common stock in payment of $2,625,000 (Australian Dollars), representing a portion of the purchase price for the acquisition of substantially all of the assets of KMQ Insolvency Pty Ltd., trustee of KordaMentha (QLD) Unit Trust. Based on the formula in the Purchase Agreement, the $2,625,000 (Australian Dollars) was converted to $2,732,100 U.S. Dollars by applying an exchange rate of approximately 1.0408 Australian Dollars for one U.S. Dollar (the average exchange rates for the five consecutive trading days ended September 28, 2012). The number of shares issued was determined by dividing (a) $2,732,100 U.S. dollars by (b) $26.436 per share (the average closing price per share of common stock of FTI Consulting, Inc. as reported on the New York Stock Exchange, or NYSE, for the five consecutive trading days ended September 28, 2012). The 103,347 shares of common stock were offered, sold and issued without registration in a private placement in reliance on the exemption from registration under Regulation S promulgated by the SEC under the Securities Act, in offshore transactions. FTI Consulting, Inc. did not engage in general solicitation, advertising and directed selling efforts in connection with the offering of these shares of our common stock.

Effective December 28, 2012, FTI Consulting, Inc. issued an aggregate of 77,302 shares of our common stock in payment of $2,500,000 representing a portion of the purchase price for the acquisition of substantially all of the assets of The Salter Group, LLC. The number of shares issued was determined by dividing (a) $2,500,000 by (b) $32.34 per share (the average closing price per share of common stock of FTI Consulting, Inc. as reported on the NYSE for the 20 consecutive trading days ending two days prior to December 28, 2012). The 77,302 shares of common stock were offered, sold and issued without registration in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act. FTI Consulting, Inc. did not engage in general solicitation, advertising and directed selling efforts in connection with the offering of these shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2012 (in thousands except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(4)	Approximate Dollar Value that May Yet Be Purchased Under the Program(4)
October 1 through October 31, 2012	6	(1)	$25.79	—	$229,987
November 1 through November 30, 2012	60	(2)	$27.38	58	$228,202
December 1 through December 31, 2012	894	(3)	$32.98	865	$199,968

Total	960			923

(1)	Represents 6,265 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)

Represents 58,000 shares of common stock repurchased pursuant to our stock repurchase program announced in June 2012 and 2,382 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)

Represents 865,379 shares of common stock repurchased pursuant to our stock repurchase program announced in June 2012 and 28,880 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

In June 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2012, we repurchased and retired 1,681,029 shares of common stock, using cash on hand, with a value equivalent to approximately $50.0 million. At December 31, 2012, a balance of approximately $200.0 million remained available under the 2012 Repurchase Program.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 were audited by KPMG LLP, an independent registered public accounting firm. The data below should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Item 8. Financial Statements and Supplementary Data.”

A number of factors have caused our results of operations and financial position to vary significantly from one year to the next and can make it difficult to evaluate period-to-period comparisons because of a lack of comparability. The most significant of these factors are as follows:

Acquisitions

Our results of operations and financial position were impacted by our significant acquisition activities during 2008. The results of operations for acquired businesses have been included in our results of operations since the date of their acquisitions.

Goodwill Impairment Charge

For the year ended December 31, 2012, we recorded a $110.4 million non-deductible goodwill impairment charge related to the Strategic Communications segment. The impairment charge was non-cash in nature and did not affect the Company’s current liquidity. This charge is further described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and in Note 13 “Goodwill and Other Intangible Assets” in the notes to Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

Special Charges

During the year ended December 31, 2012, we recorded special charges of $29.6 million, of which $5.0 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments, to address certain targeted practices within our Corporate Finance/Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions include the termination of 116 employees, the consolidation of leased office space within nine office locations and certain other actions.

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

Stockholders’ Equity

In June 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million. During the year ended December 31, 2012, we repurchased and retired 1,681,029 shares of our common stock for an average price per share of $29.76, using cash on hand, with a value equivalent to approximately $50.0 million. At December 31, 2012, a balance of approximately $200.0 million remained available under the Repurchase Program.

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

In the fourth quarter of 2009 we repurchased approximately 4.9 million shares of common stock for $250.0 million using cash on hand pursuant to the Master Agreement. The repurchase of shares was accounted for as a share retirement resulting in a reduction in stockholders’ equity of $250.0 million. In 2010 we repurchased approximately 1.2 million shares of common stock for $40.6 million. See Note 17—“Stockholders’ Equity” to our consolidated financial statements for more information.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
INCOME STATEMENT DATA
Revenues	$1,576,871	$1,566,768	$1,401,461	$1,399,946	$1,293,145

Operating Expenses
Direct cost of revenues	980,532	956,908	825,599	772,191	711,775
Selling, general and administrative expense	378,016	373,295	341,239	344,871	330,539
Special charges	29,557	15,212	51,131	—	—
Acquisition-related contingent consideration	(3,064)	(6,465)	1,190	—	—
Amortization of other intangible assets	22,407	22,371	23,910	24,701	18,824
Goodwill impairment charge	110,387	—	—	—	—

	1,517,835	1,361,321	1,243,069	1,141,763	1,061,138

Operating income	59,036	205,447	158,392	258,183	232,007

Interest income and other	5,659	6,304	4,423	8,408	8,179
Interest expense	(56,731)	(58,624)	(50,263)	(44,923)	(45,105)
Loss on early extinguishment of debt	(4,850)	—	(5,161)	—	—

Income from continuing operations, before income tax provision	3,114	153,127	107,391	221,668	195,081
Income tax provision	40,100	49,224	41,407	81,825	76,135

Net income (loss)	$(36,986)	$103,903	$65,984	$139,843	$118,946

Earnings (loss) per common share — basic	$(0.92)	$2.53	$1.45	$2.80	$2.42
Earnings (loss) per common share —diluted	$(0.92)	$2.39	$1.38	$2.63	$2.22
Weighted average number of common shares outstanding
Basic	40,316	41,131	45,557	49,963	49,193

Diluted	40,316	43,473	47,664	53,127	53,603

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$156,785	$264,423	$384,570	$118,872	$191,842
Working capital (1)	370,178	273,117	504,680	96,817	150,409
Total assets	2,275,452	2,411,084	2,405,488	2,071,637	2,079,684
Long-term debt and capital lease obligations, including current portion and fair value hedge adjustments	723,045	796,960	793,122	555,498	551,507
Stockholders’ equity	1,068,232	1,106,202	1,167,606	1,102,699	1,126,218

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2012 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “—Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance.

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

We define Adjusted EBITDA as net income before income tax provision, other income (expense), depreciation, amortization of intangible assets, special charges and goodwill impairment charges. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments. We define Adjusted Net Income and Adjusted Earnings Per Diluted Share as net income and earnings per diluted share, respectively, excluding the impact of the special charges, goodwill impairment and loss on early extinguishment of debt that were incurred in that period. Adjusted EBITDA, Adjusted Segment EBITDA, Total Adjusted Segment EBITDA, Adjusted Earnings Per Share and Adjusted Net Income are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. These non-GAAP measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Consolidated Statements of Comprehensive Income (Loss). We believe that these measures can be a useful operating performance measure for evaluating our results of operations as compared from period-to-period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use Adjusted EBITDA and Adjusted Segment EBITDA to evaluate and compare the operating performance of our segments. Reconciliations of GAAP to non-GAAP financial measures are included elsewhere in this Annual Report on Form 10-K.

We define acquisition growth as the results of operations of acquired companies in the first twelve months following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of all such acquisitions.

Executive Highlights

	Year Ended December 31,
	2012	2011	% Growth
	(dollar amounts in thousands, except per share amounts)
Revenues	$1,576,871	$1,566,768	0.6%
Special charges (1)	$29,557	$15,212	94.3%
Acquisition-related contingent consideration	$(3,064)	$(6,465)	-52.6%
Goodwill impairment charge(1)	$110,387	$—	100.0%
Adjusted EBITDA	$250,991	$271,612	-7.6%
Net income (loss)	$(36,986)	$103,903	-135.6%
Earnings (loss) per common share — diluted	$(0.92)	$2.39	-138.5%
Adjusted earnings per common share — diluted	$2.30	$2.60	-11.5%
Net cash provided by operating activities	$120,188	$173,828	-30.9%
Total number of employees at December 31,	3,915	3,817	2.6%

(1)	Excluded from non-GAAP measures.

Full Year 2012 Executive Highlights

Revenues

Revenues for the year ended December 31, 2012 increased $10.1 million, or 0.6%, to $1,576.9 million, compared to $1,566.8 million in the same prior year period. Revenues in our Technology segment were impacted by unit-based service price declines relative to our mix of clients. Revenue declined in our Forensic and Litigation Consulting segment due to a slowdown in regulatory cases. These revenue declines were significantly offset by strength in our Economics antitrust and financial economics practices as well as strength in our Corporate Finance restructuring business in both the U.S. and Asia markets. Additionally, revenue from our Strategic Communications segment declined with fewer M&A engagements and pricing pressure on portions of our retained business.

Special Charges

Special charges for the years ended December 31, 2012 and 2011 were $29.6 million and $15.2 million, respectively. In the second quarter of 2012 we recorded special charges of $26.8 million, which reduced our diluted earnings per share by $0.42. These charges primarily consisted of salary continuation, loan forgiveness and equity acceleration associated with a reduction in workforce totaling 116 employees to realign our workforce to address current business demands and global macro-economic conditions, impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments to address certain targeted practices within our Corporate Finance/Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. In the third quarter of 2012 we recorded an additional special charge of $2.8 million which reduced our fully diluted earnings per share by $0.05. This charge relates to net curtailment costs related to three real estate leases in North America as we continue our efforts to make more efficient use of our office space.

Goodwill Impairment Charge

During the fourth quarter, we conducted our annual impairment analysis with respect to the carrying value of our goodwill. We compared the estimated fair values of the reporting units to their respective carrying values. Our analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value. As a result, we recorded a $110.4 million non-deductible charge related to the Strategic Communications segment. The Strategic Communications reporting unit fair value was unfavorably impacted by a combination of lower current and projected cash flows. The impairment charge was non-cash in nature and did not affect the Company’s liquidity, nor did it impact the debt covenants under the Company’s existing credit facility.

Adjusted EBITDA

Adjusted EBITDA decreased $20.6 million, or 7.6%, to $251.0 million, or 15.9% of revenues, compared to $271.6 million, or 17.3% of revenues, in the prior year period. Adjusted EBITDA decreased primarily as a result of the revenue declines in Forensic and Litigation Consulting and Technology segments described above and related impacts of staff underutilization and pricing pressure in certain segments. SG&A increased in line with our revenue growth.

Earnings (loss) per share and Adjusted Earnings Per Share

Earnings (loss) per diluted share for the year ended December 31, 2012 were ($0.92), which included $110.4 million of goodwill impairment charge, $29.6 million of special charges, and a $4.9 million loss on early extinguishment of debt compared to $2.39 in the prior year period. Adjusted earnings per diluted share, which excludes the impact of the goodwill impairment, special charge and loss on early extinguishment of debt, were $2.30, compared to $2.60 in the prior year period due to the impact of the operating results described above.

Operating cash flows

Cash provided by operating activities for the year ended December 31, 2012 was $120.2 million compared to $173.8 million for the year ended December 31, 2011. We experienced strong cash collections in the fourth quarter with improved days sale outstanding compared to the prior year. The positive collections were offset by higher variable compensation and employee forgivable loan payments, as well as the timing of accounts payable disbursements.

Headcount

Headcount increased by 98, or 2.6% to 3,915. Billable headcount increased in Corporate Finance/Restructuring and in Economic Consulting due to growing operations. Additionally, Corporate Finance/Restructuring added 80 headcount related to the KMQ and Salter acquisitions in the fourth quarter. Forensic and Litigation Consulting and Technology headcount decreased due to the reduction in workforce completed in the second quarter of 2012. Non-billable headcount also decreased due to the centralization and elimination of certain redundant positions.

Other strategic activities

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2012, we repurchased and retired 1,681,029 shares of our common stock for an average price per share of $29.76, using cash on hand, with a value equivalent to approximately $50.0 million. At December 31, 2012, a balance of approximately $200.0 million remained available under the 2012 Repurchase Program.

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

In performance-based or contingent billing arrangements, fees are tied to the attainment of contractually defined objectives. Often this type of arrangement supplements a time-and-expense or fixed-fee engagement, where payment of a performance-based fee is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We do not recognize revenues under performance- based billing arrangements until all related performance criteria are met and collection of the fee is reasonably assured.

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

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from the inability of clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions negotiated by clients or imposed by bankruptcy courts. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s inability to pay is mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

The provision for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Consolidated Statements of Comprehensive Income (Loss) and totaled $14.2 million, $12.6 million, and $10.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The provision for unbilled services is normally recorded prior to customer billing and is recorded as a reduction to revenues. This provision normally relates to fee adjustments, estimates of fee reductions that may be imposed by bankruptcy courts and other discretionary pricing adjustments.

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

We test our goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors we consider important that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant market decline related to negative industry or economic trends; and/or

•	our market capitalization relative to net carrying value.

We assess our goodwill for impairment using a fair value approach at the reporting unit level. The goodwill impairment test is a two-step process, if necessary. The provisions for the accounting standard of goodwill provide an entity with the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the entity may skip the two-step impairment test required by prior accounting guidance. If an entity determines otherwise, Step 1 of the two-step impairment test is required. Step 1 involves determining whether the estimated fair value of the reporting units exceeds the respective carrying value. If the fair value exceeds the carrying value, goodwill of that reporting unit is not impaired. However, if the carrying value exceeds the fair value of the reporting unit, goodwill may be impaired and additional analysis is required. Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

In performing Step 1 of the goodwill impairment test, we compare the carrying amount of our reporting units to their estimated fair values. When available and as appropriate, we use market multiples derived from a set of competitors with comparable market characteristics and/or guideline transactions to establish the fair value (market approaches) for a particular reporting unit. We may also estimate fair value using a combination of the market approaches and discounted cash flows (an income approach), using appropriate weighting factors.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates, as our businesses operate in a number of markets and geographical regions. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable or “guideline” companies, which are subject to change based on the economic characteristics of our reporting units and the selection of reference transactions, if any, for which a fair value impact may be assessed based on market prices realized in an actual transaction. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth and EBITDA (earnings before interest expense, income taxes, depreciation and amortization), tax rates, capital expenditures, weighted average cost of capital (WACC) and related discount rates and expected long-term growth rates. The assumptions which have the most significant effect on our valuations derived using the income approach are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the discount rate.

For the 2012 annual goodwill impairment test performed as of October 1, 2012, we utilized the quantitative test for all our reporting units. The fair values of the Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting and Technology reporting units were estimated using a market approach while the fair value of the Strategic Communications reporting unit was estimated using a combination of appropriately weighted income and market approaches. The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans, as well as various growth rate assumptions for years beyond the current business plan period, discounted using an estimated WACC. Our discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The risk adjusted discount rate used represents the estimated WACC for our reporting units. The WACC is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate size premium.

We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account a reasonable control premium.

The results of the Step 1 goodwill impairment analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value while the estimated fair values of our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting and Technology reporting units significantly exceeded their respective carrying values. The Strategic Communications reporting unit fair value was unfavorably impacted by a combination of lower current and projected cash flows. Because our Strategic Communications reporting unit’s fair value estimate was lower than its carrying value, we applied the second step of the goodwill impairment test.

The second step of the goodwill impairment analysis indicated that the carrying values of the goodwill associated with the Strategic Communications reporting unit exceeded its implied fair value, resulting in a $110.4 million non-deductible goodwill impairment charge. The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, nor did it impact the debt covenants under the Company’s existing credit facility. After the goodwill impairment charge, the Strategic Communications reporting unit’s goodwill balance was $226.3 million. See Note 13 to the Consolidated Financial Statements.

There can be no assurance that the estimates and assumptions used in our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved or market conditions significantly deteriorate, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment test or prior to that, if a triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.

Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired definite-lived intangible assets on a straight-line basis over periods ranging from 1 to 15 years.

Business Combinations. For business combinations consummated on or after January 1, 2009, we adopted the new accounting principles for business combinations. These accounting principles require that identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree be recognized and measured as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. In addition, while in the past we only recorded contingent consideration when paid, we now must recognize and measure the contingent consideration at fair value as of the acquisition date. Contingent consideration obligations that are classified as liabilities are remeasured at fair value each reporting period with the changes in fair value resulting from either the passage of time, revisions, or ultimate settlement of the amount payable or the timing of the initial measurement recognized in income.

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

Income Taxes. Our income tax provision consists principally of federal, state and international income taxes. We generate income in a significant number of states located throughout the U.S., as well as foreign countries in which we conduct business. Our effective income tax rate may fluctuate due to changes in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting, which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate.

Significant New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite — Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If the entity determines, on the basis of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 — Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — (“ASU 2013-02”). Under ASU 2013-02, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to the related footnotes that provide additional detail about those amounts. The Company is required to adopt this ASU for the interim period ending March 31, 2013. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income; accordingly, we do not expect the guidance to have a material effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$459,231	$427,813	$451,518
Forensic and Litigation Consulting	343,074	365,326	324,478
Economic Consulting	391,622	353,981	255,660
Technology	195,194	218,738	176,607
Strategic Communications	187,750	200,910	193,198

Total revenues	$1,576,871	$1,566,768	$1,401,461

Operating income
Corporate Finance/Restructuring	$87,367	$78,923	$88,499
Forensic and Litigation Consulting	39,412	62,499	64,121
Economic Consulting	71,992	60,890	39,180
Technology	33,642	57,917	27,569
Strategic Communications	(97,298)	19,066	11,602

Segment operating income	135,115	279,295	230,971
Unallocated corporate expenses	(76,079)	(73,848)	(72,579)

Operating income	59,036	205,447	158,392

Other income (expense)
Interest income and other	5,659	6,304	4,423
Interest expense	(56,731)	(58,624)	(50,263)
Loss on early extinguishment of debt	(4,850)	—	(5,161)

	(55,922)	(52,320)	(51,001)

Income before income tax provision	3,114	153,127	107,391
Income tax provision	40,100	49,224	41,407

Net income (loss)	$(36,986)	$103,903	$65,984

Earnings (loss) per common share — basic	$(0.92)	$2.53	$1.45
Earnings (loss) per common share — diluted	$(0.92)	$2.39	$1.38

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$(36,986)	$103,903	$65,984
Add back:
Income tax provision	40,100	49,224	41,407
Other income (expense), net	51,072	52,320	45,840
Depreciation and amortization	29,604	28,582	31,334
Amortization of other intangible assets	22,407	22,371	23,910
Special charges	29,557	15,212	51,131
Loss on early extinguishment of debt	4,850	—	5,161
Goodwill impairment charge	110,387	—	—

Adjusted EBITDA	$250,991	$271,612	$264,767

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share to Adjusted Net Income and Adjusted Earnings Per Share:

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(36,986)	$103,903	$65,984
Add back:
Special charges, net of tax (1)	19,115	9,285	32,733
Goodwill impairment charge (2)	110,387	—	—
Loss on early extinguishment of debt, net of tax (3)	2,910	—	3,019

Adjusted Net Income	$95,426	$113,188	$101,736

Earnings (loss) per common share — diluted	$(0.92)	2.39	1.38
Add back:
Special charges, net of tax (1)	0.47	0.21	0.69
Goodwill impairment charge (2)	2.74	—	—
Loss on early extinguishment of debt, net of tax (3)	0.07	—	0.06
Impact of denominator for diluted adjusted earnings per common share (4)	(0.06)	—	—

Adjusted earnings per common share — diluted	$2.30	$2.60	$2.13

Weighted average number of common shares outstanding — diluted (4)	41,578	43,473	47,664

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments for the years ended December 31, 2012, 2011 and 2010 were 35.3%, 39.0% and 36.0%, respectively. The tax expense related to the adjustments for the years ended December 31, 2012, 2011 and 2010 were $10.4 million or $0.26 impact on diluted earnings per share, $5.9 million or $0.14 impact on diluted earnings per share, and $18.4 million or $0.39 impact on diluted earnings per share, respectively.

(2)	The goodwill impairment charge is non-deductible for income tax purposes and resulted in no tax benefit for the year ended December 31, 2012.
(3)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the adjustments for the years ended December 31, 2012 and 2010 were 40.0% and 41.5%, respectively. The tax expense related to the adjustments for the years ended December 31, 2012 and 2010 were $1.9 million or $0.05 impact on diluted earnings per share and $2.1 million or $0.04 impact on diluted earnings per share, respectively.

(4)

For the year ended December 31, 2012, the Company reported a net loss. For the period, the basic weighted average common shares outstanding equals the diluted weighted average common shares outstanding for purposes of calculating U.S. GAAP earnings per share because potentially dilutive securities would be antidilutive. For non-GAAP purposes, the per share and share amounts presented herein reflect the impact of the inclusion of share-based awards and convertible notes that are considered dilutive based on the impact of the add backs included in Adjusted Net Income above.

Year Ended December 31, 2012 compared to December 31, 2011

Revenues and Operating income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Special charges

During the year ended December 31, 2012, we recorded special charges totaling $29.6 million, of which $5.0 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments, to address certain targeted practices within our Corporate Finance/Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions include the termination of 116 employees, the consolidation of leased office space within nine office locations and certain other actions. The special charges consisted of:

•

$18.4 million of salary continuance and other contractual employee related costs, including loan forgiveness and accelerated recognition of compensation cost of share-based awards, associated with the reduction in workforce of 116 employees; and

•	$11.2 million of expense associated with lease costs related to the consolidation of leased office space in nine office locations

During the year ended December 31, 2011, we recorded special charges of $15.2 million, of which $4.8 million was non-cash. The charges reflect actions we took to reduce overhead in connection with the realignment of certain senior management on a global basis and to align our workforce with expected market trends, primarily in our Corporate Finance/Restructuring segment.

The total cash outflow associated with the 2012 special charges is expected to be $24.3 million, of which $9.3 million has been paid as of December 31, 2012. $6.9 million is expected to be paid in 2013, $2.6 million is expected to be paid in 2014, $1.2 million is expected to be paid in 2015, and the remaining balance of $4.3 million related to lease costs will be paid from 2016 to 2025. In addition, the remaining liability of $0.2 million related to the 2011 and 2010 special charges is expected to be paid during 2013. A liability for the current and noncurrent portions of the amounts has been included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Consolidated Balance Sheets.

The following table details the special charges by segment and the decrease in total headcount:

	2012		2011
	Special Charges	Headcount	Special Charges	Headcount
	(dollars in thousands)		(dollars in thousands)
Corporate Finance/Restructuring	$11,936	6	$9,440	22
Forensic and Litigation Consulting	7,672	41	839	7
Economic Consulting	991	8	2,093	6
Technology	3,114	42	—	—
Strategic Communications	4,712	15	—	—

	28,425	112	12,372	35
Unallocated Corporate	1,132	4	2,840	2

Total	$29,557	116	$15,212	37

Unallocated corporate expenses

Unallocated corporate expenses increased $2.2 million, or 3.0%, to $76.1 million for 2012 from $73.8 million for 2011. Excluding the impact of special charges of $1.1 million recorded in 2012 and $2.8 million recorded in 2011, unallocated corporate expenses increased $3.9 million in 2012, or 5.5%. The increase was primarily due to an increase related to our global leadership costs, higher compensation and benefit costs, and strategic planning activities that took place in the three months ended March 31, 2012. The increase was partially offset by lower marketing event spending and a higher allocation of regional shared office costs in 2012.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $0.6 million, or 10%, to $5.7 million for 2012 from $6.3 million for 2011. The decrease includes a write off of certain liabilities related to unclaimed property which favorably impacted other income in 2011 and lower income from joint ventures in 2012, partially offset by a favorable movement in foreign currency transaction gains and losses in 2012 relative to 2011.

Interest expense

Interest expense decreased $1.9 million, or 3%, to $56.7 million for 2012 from $58.6 million for 2011. Interest expense in 2012 was favorably impacted by lower average borrowings in 2012 as compared to 2011, primarily due to the repayment, in full, of our outstanding 3 3/4 0/0 senior subordinated convertible notes (“Convertible Notes”) in July 2012, redemption of the aggregate principal amount of $215.0 million of 7 3/4% senior notes due 2016 (“2016 Notes), and a decrease in notes payable to former shareholders of acquired businesses. This was partially offset by lower interest rates in 2011 due to an interest rate swap agreement which was entered into in March 2011 and terminated in December 2011.

Income tax provision

Our effective tax rate for the year ended December 31, 2012 was not meaningful due to the impact of the non-deductible goodwill impairment charge of $110.4 million. The effective tax rate for 2012 excluding goodwill impairment charges from pre-tax income was 35.3%. Our effective tax rate was 32.1% for the year ended December 31, 2011. The effective tax rate in the current year was unfavorably impacted by a higher effective U.S. state income tax rate due to the mix of earnings by jurisdiction in 2012 as compared to 2011, and an increase in non-deductible expenses. In addition, the effective tax rate in the prior year included a larger benefit related to income from changes in the fair value of acquisition-related contingent consideration, which is not taxable.

Year Ended December 31, 2011 compared to December 31, 2010

Revenues and Operating income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Special charges

During the year ended December 31, 2011, we recorded special charges of $15.2 million, of which $4.8 million was non-cash. The charges reflect actions we took to reduce senior management related overhead in connection with the realignment of our segment management on a global basis and the alignment of our workforce with expected market trends, primarily in our Corporate Finance/Restructuring segment.

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

The remaining liability of $0.2 million related to the 2011 and 2010 special charges is expected to be paid during 2013.

The following table details the special charges by segment and the decrease in total headcount:

	2011		2010
	Special Charges	Headcount	Special Charges	Headcount
	(dollars in thousands)		(dollars in thousands)
Corporate Finance/Restructuring	$9,440	22	$9,936	71
Forensic and Litigation Consulting	839	7	4,821	20
Economic Consulting	2,093	6	6,667	19
Technology	—	—	15,913	16
Strategic Communications	—	—	9,044	1

	12,372	35	46,381	127
Unallocated Corporate	2,840	2	4,750	17

Total	$15,212	37	$51,131	144

Unallocated corporate expenses

Unallocated corporate expenses increased $1.3 million, or 1.7%, to $73.8 million for 2011 from $72.6 million for 2010. Excluding the impact of special charges of $2.8 million recorded in 2011 and $4.7 million recorded in 2010, unallocated corporate expenses increased $3.2 million in 2011, or 4.7%. The increase was primarily due to $6.0 million of regional infrastructure investment, $2.9 million related to global brand integration, and $1.7 million of higher compensation and benefits costs. These increases were partially offset by a $3.6 million increase in allocation of certain system development and support costs and a $3.1 million reclassification of certain personnel costs to the operating segments.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $1.9 million, or 43%, to $6.3 million for 2011 from $4.4 million for 2010. This increase is primarily due to higher value interest bearing assets and equity in earnings of affiliates in 2011 of $1.4 million. In addition, there was a $0.5 million positive impact on other non-operating income in 2011 relative to 2010 primarily due to the write-off of certain liabilities due to the escheatment of unclaimed property.

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

SEGMENT RESULTS

Total Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA which is a non-GAAP measure. The following table reconciles Net Income (Loss) to Total Adjusted Segment EBITDA for the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$(36,986)	$103,903	$65,984
Add back:
Income tax provision	40,100	49,224	41,407
Other income (expense), net	51,072	52,320	45,840
Loss on early extinguishment of debt	4,850	—	5,161
Unallocated corporate expense	76,079	73,848	72,579

Segment operating income	$135,115	$279,295	$230,971
Add back:
Segment depreciation expense	25,058	23,620	26,102
Amortization of other intangible assets	22,407	22,371	23,910
Special charges	28,425	12,372	46,381
Goodwill impairment charge	110,387	—	—

Total Adjusted Segment EBITDA	$321,392	$337,658	$327,364

Other Segment Operating Data

	Year Ended December 31,
	2012	2011	2010
Number of revenue-generating professionals: (at period end)
Corporate Finance/Restructuring	836	692	725
Forensic and Litigation Consulting	813	852	806
Economic Consulting	474	433	297
Technology	277	290	257
Strategic Communications	593	582	583

Total revenue-generating professionals	2,993	2,849	2,668

Utilization rates of billable professionals: (1)
Corporate Finance/Restructuring	71%	70%	70%
Forensic and Litigation Consulting	68%	69%	72%
Economic Consulting	81%	85%	79%
Average billable rate per hour: (2)
Corporate Finance/Restructuring	$416	$427	$435
Forensic and Litigation Consulting	370	330	324
Economic Consulting	493	482	472

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

CORPORATE FINANCE/RESTRUCTURING

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$459,231	$427,813	$451,518

Operating expenses:
Direct cost of revenues	284,186	269,139	275,860
Selling, general and administrative expense	72,773	70,406	69,658
Special charges	11,936	9,440	9,936
Acquisition-related contingent consideration	(3,270)	(5,890)	1,102
Amortization of other intangible assets	6,239	5,795	6,463

	371,864	348,890	363,019

Segment operating income	87,367	78,923	88,499
Add back:
Depreciation and amortization of intangible assets	9,663	9,275	10,199
Special charges	11,936	9,440	9,936

Adjusted Segment EBITDA	$108,966	$97,638	$108,634

Gross profit (1)	$175,045	$158,674	$175,658
Gross profit margin (2)	38.1%	37.1%	38.9%
Adjusted Segment EBITDA as a percent of revenues	23.7%	22.8%	24.1%
Number of revenue generating professionals (at period end)	836	692	725
Utilization rates of billable professionals	71%	70%	70%
Average billable rate per hour	$416	$427	$435

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year ended December 31, 2012 compared to December 31, 2011

Revenues increased $31.4 million, or 7.3%, to $459.2 in 2012 compared to $427.8 million in 2011. Acquisition-related revenue from KMQ, Think First and LECG was $9.8 million, or 2.3% growth from the prior year. Revenue increased organically $21.6 million, or 5.0%, primarily due to higher realization and demand in our bankruptcy and restructuring practice in North America, greater demand for our restructuring practice in the EMEA, higher success fees, and higher average bill rates in our communications, media and entertainment practice.

Gross profit increased $16.3 million, or 10.3%, to $175.0 million in 2012 compared to $158.7 million for 2011. Gross profit margin increased 1.0 percentage point to 38.1% for 2012 compared to 37.1% for 2011 primarily due to higher revenue and lower average personnel costs.

SG&A expense increased $2.4 million, or 3.4%, to $72.8 million for 2012 compared to $70.4 million for 2011. SG&A expense was 15.8% of revenue for 2012, down from 16.5% for 2011. The increase in SG&A expense included a $2.4 million Australian valuation tax related to the transfer of assets associated with the KMQ acquisition.

Amortization of other intangible assets increased to $6.2 million for 2012 compared to $5.8 million for 2011.

Adjusted Segment EBITDA increased $11.3 million, or 11.6%, to $109.0 million for 2012 compared to $97.6 million for 2011. 2011 Adjusted Segment EBITDA included a gain of $9.0 million related to the fair value adjustment to contingent consideration for the acquired FS Advisory practice in Asia compared to a similar gain of $5.2 million in 2012.

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

Adjusted Segment EBITDA decreased $11.0 million, or 10.1%, to $97.6 million in 2011 from $108.6 million in 2010.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$343,074	$365,326	$324,478

Operating expenses:
Direct cost of revenues	224,744	231,306	192,112
Selling, general and administrative expense	69,096	68,838	59,683
Special charges	7,672	839	4,821
Acquisition-related contingent consideration	206	(575)	88
Amortization of other intangible assets	1,944	2,419	3,653

	303,662	302,827	260,357

Segment operating income	39,412	62,499	64,121
Add back:
Depreciation and amortization of intangible assets	5,659	5,842	6,978
Special charges	7,672	839	4,821

Adjusted Segment EBITDA	$52,743	$69,180	$75,920

Gross profit (1)	$118,330	$134,020	$132,366
Gross profit margin (2)	34.5%	36.7%	40.8%
Adjusted Segment EBITDA as a percent of revenues	15.4%	18.9%	23.4%
Number of revenue generating professionals (at period end)	813	852	806
Utilization rates of billable professionals	68%	69%	72%
Average billable rate per hour	$370	$330	$324

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2012 compared to December 31, 2011

Revenues decreased $22.2 million, or 6.1%, to $343.1 million for 2012 from $365.3 million for 2011. Acquisition-related revenue from the disputes and forensic accounting and environmental solutions practices in North America acquired from LECG late in the first quarter of 2011 was $4.7 million, or 1.3% of the segment revenue from the prior year period. Revenue declined organically $27.0 million, or 7.4%, primarily due to weak demand in our North America and data analytics practices, partially offset by growth in our global risk and investigations practice in the Latin America region. The revenue decline is also largely impacted by the decline of certain large event-driven investigative matters.

Gross profit decreased $15.7 million, or 11.7%, to $118.3 million for 2012 from $134.0 million for 2011. Gross profit margin decreased 2.2 percentage points to 34.5% for 2012 from 36.7% for 2011. The decrease in gross profit margin was due to lower utilization, partially offset by lower personnel costs in our North America practice as a result of headcount reductions taken in the second quarter of 2012.

SG&A expense increased $0.3 million to $69.1 million from $68.8 million for 2011. SG&A expense was 20.1% of revenue for 2012, compared to 18.8% for 2011. The increase in bad debt expense was partially offset by lower personnel costs. Bad debt expense was 1.4% of revenues for 2012 up from 1.0% for 2011.

Amortization of other intangible assets decreased to $1.9 million for 2012, compared to $2.4 million for 2011.

Adjusted Segment EBITDA decreased $16.4 million, or 23.8%, to $52.7 million for 2012, compared to $69.2 million for 2011.

Year Ended December 31, 2011 compared to December 31, 2010

Revenues increased $40.8 million, or 12.6%, to $365.3 million in 2011 from $324.5 million in 2010. Revenue from the practices acquired from LECG in the first quarter of 2011 was $18.5 million, or 5.7%, primarily driven by the disputes and forensic accounting and environmental solution practices in North America. Excluding the estimated positive impact of foreign currency translation, organic revenue growth of $20.5 million, or 6.3%, was attributed to increases in demand for construction solutions, global risk, forensic accounting and litigation support services in the Asia Pacific and EMEA regions, and data analytics services.

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

Adjusted Segment EBITDA decreased $6.8 million, or 8.9%, to $69.2 million in 2011 from $76.0 million in 2010.

ECONOMIC CONSULTING

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except rate per hour)
Revenues	$391,622	$353,981	$255,660

Operating expenses:
Direct cost of revenues	265,112	242,703	170,718
Selling, general and administrative expense	51,912	46,802	37,879
Special charges	991	2,093	6,667
Amortization of other intangible assets	1,615	1,493	1,216

	319,630	293,091	216,480

Segment operating income	71,992	60,890	39,180
Add back:
Depreciation and amortization of intangible assets	4,478	4,045	3,634
Special charges	991	2,093	6,667

Adjusted Segment EBITDA	$77,461	$67,028	$49,481

Gross profit (1)	$126,510	$111,278	$84,942
Gross profit margin (2)	32.3%	31.4%	33.2%
Adjusted Segment EBITDA as a percent of revenues	19.8%	18.9%	19.4%
Number of revenue generating professionals (at period end)	474	433	297
Utilization rates of billable professionals	81%	85%	79%
Average billable rate per hour	$493	$482	$472

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year ended December 31, 2012 compared to December 31, 2011

Revenues increased $37.6 million, or 10.6%, to $391.6 million for 2012 compared to $354.0 million for 2011. Acquisition-related revenue from the competition policy, financial advisory, international arbitration and electric power and airline competition practices acquired from LECG late in the first quarter of 2011 was $17.6 million, or 5.0%, of segment revenue growth from the prior year period. Revenue grew organically $20.0 million, or 5.6%, primarily due to increased demand in our antitrust litigation & financial economics practices in North America, coupled with higher average bill rates in our antitrust and litigation practice in North America.

Gross profit increased $15.2 million, or 13.7%, to $126.5 million for 2012 compared to $111.3 million for 2011. Gross profit margin increased 0.9 percentage points to 32.3% for 2012 from 31.4% for 2011. The increase in gross margin was impacted by lower variable compensation expense.

SG&A expense increased $5.1 million, or 10.9%, to $51.9 million for 2012 compared to $46.8 million for 2011. SG&A was 13.3% of revenue for 2012 and compared to 13.2% for 2011. The increase in SG&A expense was due to higher corporate allocations in support of growing operations, facilities and bad debt partially offset by lower legal expense. Bad debt expense was 1.7% of revenue for 2012 compared to 1.5% for 2011.

Amortization of other intangible assets was $1.6 million for 2012, compared to $1.5 million for 2011.

Adjusted Segment EBITDA increased $10.4 million, or 15.6%, to $77.4 million for 2012, compared to $67.0 million for 2011.

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

Adjusted Segment EBITDA increased $17.5 million, or 35.5%, to $67.0 million in 2011 from $49.5 million in 2010.

TECHNOLOGY

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Revenues	$195,194	$218,738	$176,607

Operating expenses:
Direct cost of revenues	88,056	87,573	65,925
Selling, general and administrative expense	62,436	65,322	59,721
Special charges	3,114	—	15,913
Amortization of other intangible assets	7,946	7,926	7,479

	161,552	160,821	149,038

Segment operating income	33,642	57,917	27,569
Add back:
Depreciation and amortization of intangible assets	20,447	19,094	20,876
Special charges	3,114	—	15,913

Adjusted Segment EBITDA	$57,203	$77,011	$64,358

Gross profit (1)	$107,138	$131,165	$110,682
Gross profit margin (2)	54.9%	60.0%	62.7%
Adjusted Segment EBITDA as a percent of revenues	29.3%	35.2%	36.4%
Number of revenue generating professionals (at period end) (3)	277	290	257

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)	Includes personnel involved in direct client assistance and revenue generating consultants.

Year Ended December 31, 2012 compared to December 31, 2011

Revenues decreased $23.5 million, or 10.8%, to $195.2 million in 2012 from $218.7 million in 2011. Revenue declined due to lower pricing for hosting and processing, lower volume for consulting, and lower licensing revenues related to several settlements received in the prior year. The revenue decline is also largely impacted by the decline of certain large matters.

Gross profit decreased by $24.0 million, or 18.3%, to $107.1 million in 2012 from $131.1 million in 2011. Gross profit margin decreased 5.1 percentage points to 54.9% for 2012 from 60.0% for 2011 due to the related revenue declines in our higher margin services.

SG&A expense decreased by $2.9 million, or 4.4%, to $62.4 million in 2012 from $65.3 million in 2011. SG&A expense was 32.0% of revenue in 2012, up from 29.9% in 2011. The decrease in SG&A expense was primarily due to lower personnel costs for fewer headcount and lower variable compensation, bad debt expense, and legal costs, partially offset by higher facilities expense. Bad debt recoveries were $0.2 million in 2012 compared to bad debt expense of $0.7 million in 2011. Research and development expense was $20.2 million in 2012, compared to $23.7 million in 2011.

Amortization of other intangible assets of $7.9 million was unchanged for 2012 compared to 2011.

Adjusted Segment EBITDA decreased $19.8 million, or 25.7%, to $57.2 million in 2012 from $77.0 million in 2011.

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

Unit-based revenue is defined as revenue billed on a per-item, per-page, or some other unit-based method and includes revenue from data processing and storage, software usage and software licensing. Unit-based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance fees.

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

Adjusted Segment EBITDA increased $12.6 million, or 19.7%, to $77.0 million in 2011 from $64.4 million in 2010.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Revenues	$187,750	$200,910	$193,198

Operating expenses:
Direct cost of revenues	118,434	126,187	120,984
Selling, general and administrative expense	46,852	50,919	46,469
Special charges	4,712	—	9,044
Amortization of other intangible assets	4,663	4,738	5,099
Goodwill impairment charge	110,387	—	—

	285,048	181,844	181,596

Segment operating income (loss)	(97,298)	19,066	11,602
Add back:
Depreciation and amortization of intangible assets	7,218	7,735	8,325
Special charges	4,712	—	9,044
Goodwill impairment charge	110,387	—	—

Adjusted Segment EBITDA	$25,019	$26,801	$28,971

Gross profit (1)	$69,316	$74,723	$72,214
Gross profit margin (2)	36.9%	37.2%	37.4%
Adjusted Segment EBITDA as a percent of revenues	13.3%	13.3%	15.0%
Number of revenue generating professionals (at period end)	593	582	583

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2012 compared to December 31, 2011

Revenues decreased $13.1 million, or 6.6%, to $187.8 million for 2012 from $200.9 million for 2011 with 1.4% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the Euro and British pound relative to the U.S. dollar. Excluding the impact of foreign currency translation, revenue declined $10.3 million, or 5.2%, due to fewer M&A-related projects in the Asia Pacific region, lower project income in North America and pricing pressures on retainer fees in the North America and EMEA regions, offset by higher project income in EMEA and higher retainer income in Latin America.

Gross profit decreased $5.4 million, or 7.2%, to $69.3 million for 2012 from $74.7 million for 2011. Gross profit margin decreased 0.3 percentage points to 36.9% for 2012 from 37.2% for 2011. The decline in gross profit margin was primarily due to fewer high-margin project engagements partially offset by lower variable compensation expenses compared to prior year.

SG&A expense decreased $4.0 million, or 8.0%, to $46.9 million for 2012 from $50.9 million for 2011. SG&A expense was 25.0% of revenue for 2012, down from 25.3% of revenue for 2011. The decrease in SG&A expense was primarily related to lower personnel costs from reduced headcount.

Amortization of other intangible assets of $4.7 million was unchanged for 2012 compared to 2011.

Adjusted Segment EBITDA, which excludes the impact of the goodwill impairment charge, decreased $1.8 million, or 6.6%, to $25.0 million for 2012 from $26.8 million for 2011.

During the fourth quarter, we conducted our annual impairment analysis with respect to the carrying value of our goodwill. Our analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value. As a result, we recorded a $110.4 million non-deductible charge related to the Strategic Communications segment. The Strategic Communications reporting unit fair value was unfavorably impacted by a combination of lower current and projected cash flows.

Year Ended December 31, 2011 compared to December 31, 2010

Revenues increased $7.7 million, or 4.0%, to $200.9 million in 2011 from $193.2 million in 2010 with 3.3% growth from the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound, the Australian dollar and the Euro relative to the U.S. dollar. Organic revenue grew $1.4 million, or 0.7%, primarily due to increases in retainer revenue partially offset by lower reimbursable third party expenses and a decline in project income in the Americas and the Asia Pacific practices.

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

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net cash provided by operating activities	$120,188	$173,828	$195,054
Net cash used in investing activities	(90,406)	(93,648)	(71,086)
Net cash provided by (used in) financing activities	(138,246)	(198,729)	143,852

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash provided by operating activities decreased by $53.6 million to $120.2 million in 2012 from $173.8 million in 2011. Increased cash collections versus the prior year were offset by higher variable compensation and employee forgivable loan payments as well as the timing of accounts payable disbursements.

Net cash used in investing activities for 2012 was $90.4 million as compared to $93.6 million for 2011. Payments for acquisitions of businesses were $62.9 million in the current year as compared to $62.3 million for 2011. Payments for acquisitions completed in 2012 were $30.0 million, net of cash received, related to the acquisitions by our Corporate Finance/Restructuring segment. Payments for acquisitions completed in 2011 included $25.7 million, net of cash received, related to the acquisition of practices from LECG in the first quarter of 2011 and $3.8 million of purchase price adjustments related to prior year acquisitions. Payments of acquisition-related contingent consideration and stock floors were $28.8 million and $4.1 million, respectively for 2012 as compared to $26.5 million and $6.3 million, respectively for 2011. Capital expenditures were $27.8 million for 2012 as compared to $31.1 million for 2011.

Net cash used in financing activities for 2012 was $138.2 million as compared to $198.7 million for 2011. Our financing activities for 2012 included cash outflows of $377.9 million for the repayment of long-term debt and capital lease obligations, including repayment of our 2016 Notes and our Convertible Notes and approximately $50 million in cash used to purchase and retire 1,681,029 shares of the Company’s common stock pursuant to the Repurchase Program, partially offset by proceeds of $292.6 million from the issuance of the 6.0% senior notes due in 2022. Our financing activities for 2011 included $209.4 million in cash used to repurchase and retire 5,733,205 million shares of the Company’s common stock pursuant to the 2011 ASB.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities decreased by $21.3 million to $173.8 million in 2011 from $195.1 million in 2010. The change was primarily due to higher receivable collections and lower forgivable loan payments to employees more than offset by higher operating costs and interest payments. An increase in revenue in 2011 relative to 2010 translated into higher collections but at a slower collection rate than in prior years, due to a shift in the relative mix of receivables to geographic regions that traditionally have longer billing and collection cycles, such as in our Asia-Pacific region, and from clients with longer payment cycles, such as within our Economic Consulting segment, relative to other segments or regions.

Net cash used in investing activities for 2011 was $93.6 million as compared to $71.1 million for 2010. Payments for acquisitions of businesses were $62.3 million for 2011 as compared to $63.1 million for 2010. Payments for acquisitions completed in 2011 were $25.7 million, net of cash received, related to the acquisition of practices from LECG in the first quarter of 2011 and $3.8 million of purchase price adjustments related to prior year acquisitions. Payments for acquisitions completed in 2010 included $30.1 million for businesses located in Asia, including $8.6 million of cash held in escrow, payable upon final determination of the acquired working capital balance. Payments of acquisition-related contingent consideration and stock floors were $26.5 million and $6.3 million, respectively for 2011 as compared to $29.6 million and $3.4 million, respectively for 2010. Capital expenditures were $31.1 million for 2011 as compared to $22.6 million for 2010. In addition, the Company received $15.0 million from the maturity of short-term investments in 2010.

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

Capital Resources

As of December 31, 2012, our capital resources included $156.8 million of cash and cash equivalents and available borrowing capacity of $348.6 million under a $350.0 million revolving line of credit under our Senior Bank Credit Facility. As of December 31, 2012, we had no outstanding borrowings under our Senior Bank Credit Facility; however, $1.4 million of outstanding letters of credit reduced the availability of borrowings under the Senior Bank Credit Facility by such amount. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $350 million revolving line of credit under the Senior Bank Credit Facility includes a $75 million sublimit for borrowings in currencies other than U.S. dollars, including Euro, Sterling, Australian dollars and Canadian dollars.

The availability of borrowings, as well as issuances and extensions of letters of credit, under our Senior Bank Credit Facility are subject to specified conditions. We may choose to repay outstanding borrowings under the Senior Bank Credit Facility at any time before maturity without premium or penalty. Borrowings under the Senior Bank Credit Facility in U.S. dollars, Euros, Sterling and Australian dollars, bear interest at an annual rate equal to the LIBOR rate plus an applicable margin or an alternative base rate plus an applicable margin. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points and (3) the one-month LIBOR rate plus 100 basis points. Borrowings under the Senior Bank Credit Facility in Canadian dollars bear interest at an annual rate equal to the Canadian bankers’ acceptance rate plus an applicable margin or the Canadian prime rate plus an applicable margin. The Canadian prime rate means a fluctuating rate per annum equal to the higher of (1) the rate of interest in effect for such day as the prime rate for loans in Canadian dollars announced by Bank of America and (2) the Canadian bankers’ acceptance rate plus 100 basis points. Under the Senior Bank Credit Facility, the lenders have a security interest in substantially all of the assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $425.0 million.

Our Senior Bank Credit Facility and the indentures governing our Notes contain covenants that, among other things, as applicable, limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Senior Bank Credit Facility includes financial covenants that require us to (i) not exceed a maximum leverage ratio, (ii) not exceed a maximum senior secured leverage ratio and (iii) maintain a minimum fixed charge coverage ratio. At December 31, 2012, we were in compliance with all covenants as stipulated in the Senior Bank Credit Facility and the indentures governing our Notes.

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

We currently anticipate capital expenditures will be about $31 million to $37 million to support our organization during 2013, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price was in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse. As of December 31, 2012, the Company had accrued $5.9 million in contingent consideration payments which represents our estimate of the payments which will be made in the first half of 2013.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our condensed consolidated balance sheet and are re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent purchase price obligations for these business combinations are $16.4 million at December 31, 2012, which represents the Company’s estimate of the current fair value of future payments to be made from 2013 to 2017. We expect to pay $0.7 million in 2013.

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

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2012. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2012 and prior to the November 2017 maturity date of our Senior Bank Credit Facility.

The interest obligation on our long-term debt assumes that our Notes will bear interest at their stated rates.

Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Long-term debt	$723,045	$6,021	$6,024	$11,000	$—	$—	$700,000
Interest on long-term debt	352,158	46,665	46,185	45,558	45,000	45,000	123,750
Operating leases	303,293	48,903	44,733	37,553	34,136	33,258	104,710

Total obligations	$1,378,496	$101,589	$96,942	$94,111	$79,136	$78,258	$928,460

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

The following table presents principal cash flows and related interest rates by year of maturity for our fixed rate Notes and a comparison of the fair value of the debt at December 31, 2012 and 2011. The fair values have been determined based on quoted market prices for our Notes (in thousands).

							December 31, 2012		December 31, 2011
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value	Total	Fair Value
Long-term debt
Fixed rate	$6,000	$6,000	$11,000	$—	$—	$700,000	$723,000	$762,000	$793,940	$881,832
Average interest rate	8.0%	8.0%	8.0%	—	—	6.4%	6.5%	—	6.5%	—
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—	$445	$445
Average interest rate	—	—	—	—	—	—	—	—	0.8%	—

Equity Price Sensitivity

The high and low sale prices per share for our common stock based on the closing sales price as reported on the New York Stock Exchange during 2012 were $44.22 and $23.11.

Certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. Our remaining stock price guarantees have stock floor prices that range from $54.33 to $69.48 per share and have determination dates through 2013. The following table details by year the cash outflows that would result from the remaining stock price guarantee payments if, on the applicable determination dates, our common stock price was at $33.00 per share (our closing share price on December 31, 2012, the last trading day of December), 20% above or 20% below that price.

	2013	Total
	(in thousands)
Cash outflow, assuming:
Closing share price of $33.00 at December 31, 2012	$4,735	$4,735
20% increase in share price	$3,759	$3,759
20% decrease in share price	$5,711	$5,711

Foreign Currency Exchange Rate Risk

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal at this time. Our foreign currency exposure primarily relates to monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. Gains or losses from foreign currency transactions are included in interest income and other on our Consolidated Statements of Comprehensive Income (Loss) and to date have not been significant.

Translation of Financial Results

Most of our foreign subsidiaries operate in a functional currency other than the United States dollar (USD); therefore, increases or decreases in the value of the USD against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Changes in the exchange rate between the British pound and the USD and between the Euro and the USD had the most significant impact on the translation of our operating results for the year ended December 31, 2012. The net impact of a change in translation rates is recorded as a component of stockholders equity in “Accumulated Other Comprehensive Loss.” For the year ended December 31, 2012, consolidated revenues decreased by approximately 0.5%, operating income decreased by approximately 0.1% and diluted earnings per share decreased by approximately 0.2% due to fluctuating foreign exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.

Date: February 28, 2013

Jack B. Dunn, IV President and Chief Executive Officer (principal executive officer)

Roger D. Carlile Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders

FTI Consulting, Inc.:

We have audited FTI Consulting, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 28, 2013

Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 28, 2013

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$156,785	$264,423
Restricted cash	1,190	10,213
Accounts receivable:
Billed receivables	314,491	335,758
Unbilled receivables	208,797	173,440
Allowance for doubtful accounts and unbilled services	(94,048)	(80,096)

Accounts receivable, net	429,240	429,102
Current portion of notes receivable	33,194	26,687
Prepaid expenses and other current assets	50,351	40,529
Current portion of deferred tax assets	3,615	—

Total current assets	674,375	770,954
Property and equipment, net of accumulated depreciation	68,192	74,448
Goodwill	1,260,035	1,309,358
Other intangible assets, net of amortization	104,181	118,889
Notes receivable, net of current portion	101,623	81,748
Other assets	67,046	55,687

Total assets	$2,275,452	$2,411,084

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$98,109	$132,773
Accrued compensation	168,392	180,366
Current portion of long-term debt and capital lease obligations	6,021	153,381
Billings in excess of services provided	31,675	19,063
Deferred income taxes	—	12,254

Total current liabilities	304,197	497,837
Long-term debt and capital lease obligations, net of current portion	717,024	643,579
Deferred income taxes	105,751	88,071
Other liabilities	80,248	75,395

Total liabilities	1,207,220	1,304,882

Commitments and contingent liabilities (notes 8, 14 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 40,755 (2012) and 41,484 (2011)	408	415
Additional paid-in capital	367,978	383,978
Retained earnings	741,215	778,201
Accumulated other comprehensive loss	(41,369)	(56,392)

Total stockholders’ equity	1,068,232	1,106,202

Total liabilities and stockholders’ equity	$2,275,452	$2,411,084

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$1,576,871	$1,566,768	$1,401,461

Operating expenses
Direct cost of revenues	980,532	956,908	825,599
Selling, general and administrative expense	378,016	373,295	341,239
Special charges	29,557	15,212	51,131
Acquisition-related contingent consideration	(3,064)	(6,465)	1,190
Amortization of other intangible assets	22,407	22,371	23,910
Goodwill impairment charge	110,387	—	—

	1,517,835	1,361,321	1,243,069

Operating income	59,036	205,447	158,392

Other income (expense)
Interest income and other	5,659	6,304	4,423
Interest expense	(56,731)	(58,624)	(50,263)
Loss on early extinguishment of debt	(4,850)	—	(5,161)

	(55,922)	(52,320)	(51,001)

Income before income tax provision	3,114	153,127	107,391
Income tax provision	40,100	49,224	41,407

Net income (loss)	$(36,986)	$103,903	$65,984

Earnings (loss) per common share — basic	$(0.92)	$2.53	$1.45

Earnings (loss) per common share — diluted	$(0.92)	$2.39	$1.38

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $654, ($1,568) and $1,484 for the years ended December 31, 2012, 2011 and 2010, respectively	15,023	(2,902)	(5,951)

Other comprehensive income (loss), net of tax	15,023	(2,902)	(5,951)

Comprehensive income (loss)	$(21,963)	$101,001	$60,033

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance December 31, 2009	46,985	$470	$541,453	$608,314	$(47,539)	$1,102,698
Net income				65,984		$65,984
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(5,951)	$(5,951)
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $227	408	4	10,512	—	—	$10,516
Restricted share grants, less net settled shares of 106	510	5	(4,099)	—	—	$(4,094)
Stock units issued under incentive compensation plan	—	—	6,531	—	—	$6,531
Business combinations	—	—	(2,931)	—	—	$(2,931)
Purchase and retirement of common stock	(1,759)	(18)	(40,616)	—	—	$(40,634)
Share-based compensation	—	—	35,487	—	—	$35,487

Balance December 31, 2010	46,144	$461	$546,337	$674,298	$(53,490)	$1,167,606

Net income	—	—	—	103,903	—	$103,903
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(2,902)	$(2,902)
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $846	637	7	16,416	—	—	$16,423
Restricted share grants, less net settled shares of 119	436	4	(4,470)	—	—	$(4,466)
Stock units issued under incentive compensation plan	—	—	4,241	—	—	$4,241
Business combinations	—	—	(5,455)	—	—	$(5,455)
Purchase and retirement of common stock	(5,733)	(57)	(209,343)	—	—	$(209,400)
Share-based compensation	—	—	36,252	—	—	$36,252

Balance December 31, 2011	41,484	$415	$383,978	$778,201	$(56,392)	$1,106,202

Net income (loss)	—	—	—	(36,986)	—	$(36,986)
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	15,023	$15,023
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $994	328	4	7,039	—	—	$7,043
Restricted share grants, less net settled shares of 178	443	4	(6,389)	—	—	$(6,385)
Stock units issued under incentive compensation plan	—	—	3,079	—	—	$3,079
Business combinations	181	2	1,033	—	—	$1,035
Reacquisition of equity component of convertible debt	—	—	(108)	—	—	$(108)
Purchase and retirement of common stock	(1,681)	(17)	(50,015)	—	—	$(50,032)
Share-based compensation	—	—	29,361	—	—	$29,361

Balance December 31, 2012	40,755	$408	$367,978	$741,215	$(41,369)	$1,068,232

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$(36,986)	$103,903	$65,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,919	28,582	31,334
Amortization and impairment of other intangible assets	22,586	22,371	47,666
Goodwill impairment charge	110,387	—	—
Acquisition-related contingent consideration	(3,064)	(6,465)	1,190
Provision for doubtful accounts	14,179	12,586	10,720
Non-cash share-based compensation	29,361	37,352	35,246
Excess tax benefits from share-based compensation	(515)	(1,597)	(204)
Non-cash interest expense and loss on extinguishment of debt	9,824	8,439	12,670
Other	27	(471)	482
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(3,691)	(94,178)	(18,881)
Notes receivable	(25,730)	(3,781)	(22,159)
Prepaid expenses and other assets	(1,895)	3,933	1,136
Accounts payable, accrued expenses and other	(12,458)	11,472	18,611
Income taxes	(6,816)	22,227	8,033
Accrued compensation	(21,074)	38,073	9,357
Billings in excess of services provided	12,134	(8,618)	(6,131)

Net cash provided by operating activities	120,188	173,828	195,054

Investing activities
Payments for acquisition of businesses, net of cash received	(62,893)	(62,346)	(63,086)
Purchases of property and equipment	(27,759)	(31,091)	(22,600)
Proceeds from sale or maturity of short-term investments	—	—	15,000
Other	246	(211)	(400)

Net cash used in investing activities	(90,406)	(93,648)	(71,086)

Financing activities
Borrowings under revolving line of credit	75,000	25,000	20,000
Payments of revolving line of credit	(75,000)	(25,000)	(20,000)
Payments of long-term debt and capital lease obligations	(377,859)	(6,994)	(209,747)
Issuance of debt securities, net	292,608	—	390,445
Payments of debt financing fees	(2,848)	—	(3,054)
Cash received for settlement of interest rate swaps	—	5,596	—
Purchase and retirement of common stock	(50,032)	(209,400)	(40,634)
Net issuance of common stock under equity compensation plans	1,598	11,109	6,196
Excess tax benefit from share-based compensation	515	1,597	204
Other	(2,228)	(637)	442

Net cash (used in) provided by financing activities	(138,246)	(198,729)	143,852

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	826	(1,598)	(2,122)

Net (decrease) increase in cash and cash equivalents	(107,638)	(120,147)	265,698
Cash and cash equivalents, beginning of period	264,423	384,570	118,872

Cash and cash equivalents, end of period	$156,785	$264,423	$384,570

Supplemental cash flow disclosures
Cash paid for interest	$57,082	$50,655	$35,441
Cash paid for income taxes, net of refunds	46,918	38,742	33,237
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	5,193	—	—
Issuance of notes payable to acquire businesses	—	—	39,772
Issuance of stock units under incentive compensation plans	3,079	4,241	6,531

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

FTI Consulting, Inc. including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), is a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying our clients’ needs. We operate through five operating segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

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

Foreign Currency

Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month while assets and liabilities are translated at balance sheet date exchange rates. Resulting translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive loss.”

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Interest income and other” on our Consolidated Statements of Comprehensive Income (Loss). Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. The most significant estimates made and assumptions used are the determination of the allowance for doubtful accounts and unbilled services, the valuation of stock-based compensation, accruals for incentive compensation, the fair value of acquisition-related contingent consideration, the measurement of deferred tax assets and the assessment of recoverability of intangible assets and goodwill. Management bases its estimates on historical trends, current experience and other assumptions that it believes are reasonable.

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

We use the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various judgmental assumptions including volatility and expected term, which are based on our historical experience. We also make assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on the term of U.S. Treasury interest rates that is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

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

Advertising Costs

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $21.8 million, $23.3 million, and $20.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Acquisition-related Contingent Consideration

The fair value of acquisition-related contingent consideration is estimated at the acquisition date utilizing a probability weighted estimated cash flow stream adjusted for the expected timing of each payment. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability is remeasured at current fair value with any changes recorded in earnings. Any remeasurement gain or loss and the accretion expense related to the increase in the net present value of the contingent liability are included in “Acquisition-related contingent consideration” on our Consolidated Statements of Comprehensive Income (Loss).

Income Taxes

Our income tax provision consists of federal, state and international income taxes. We generate income in a significant number of states located throughout the U.S. as well as foreign countries in which we conduct business. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided to reduce such deferred tax assets to amounts more-likely-than-not to be ultimately realized.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid short-term investments, principally money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase. In addition, we also may invest in short-term investments with maturities greater than three months, consisting primarily of certificates of deposit and treasury bills. Any short-term investments are classified as available-for-sale and carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity. Gains on the sale of commercial paper or treasury bills are recognized when realized in our Consolidated Statements of Comprehensive Income (Loss). Losses are recognized as realized or when we have determined that an “other-than-temporary” decline in fair value has occurred. Gains and losses are determined using the specific identification method. There were no short-term investments at December 31, 2012 or 2011.

Restricted Cash

We classify cash that is restricted as to usage or withdrawal as restricted cash on our Consolidated Balance Sheets. Restricted cash is typically held in short-term interest-bearing accounts until disbursed. Restricted cash totaled $1.2 million and $10.2 million at December 31, 2012 and 2011, respectively.

Allowance for Doubtful Accounts and Unbilled Services

We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from the inability of clients to pay our fees or for disputes that affect our ability to fully collect our billed accounts receivable, as well as potential fee reductions negotiated by clients or imposed by bankruptcy courts. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s inability to pay is mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

The provision for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Consolidated Statements of Comprehensive Income (Loss) and totaled $14.2 million, $12.6 million, and $10.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The provision for unbilled services is normally recorded prior to customer billing and is recorded as a reduction to revenues. This provision normally relates to fee adjustments, estimates of fee reductions that may be imposed by bankruptcy courts and other discretionary pricing adjustments.

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

•	significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant market decline related to negative industry or economic trends; and/or

•	our market capitalization relative to net carrying value.

We assess our goodwill for impairment using a fair value approach at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision makers. When available and as appropriate, we use market multiples derived from a set of guideline companies and/or guideline transactions to establish fair value (market approaches). We may also estimate fair value using discounted cash flows (an income approach) or a combination of appropriately weighted income and market approaches.

Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired definite-lived intangible assets on a straight-line basis over periods ranging from 1 to 15 years.

During the fourth quarter of 2012, we recorded a non-deductible goodwill impairment charge of $110.4 million related to our Strategic Communications reporting unit. The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, nor did it impact the debt covenants under the Company’s existing credit facility. See Note 13 “Goodwill and Other Intangible Assets” for information regarding the goodwill impairment charge.

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

Debt Financing Fees

We amortize the costs we incur to obtain debt financing over the terms of the underlying obligations on a straight-line basis, which approximates the effective interest method. The amortization of debt financing costs is included in “Interest expense” in our Consolidated Statements of Comprehensive Income (Loss). Unamortized debt financing costs are classified within “Other assets” on our Consolidated Balance Sheets.

Capitalized Software to be Sold, Leased or Otherwise Marketed

We expense costs for software products that will be sold, leased or otherwise marketed until technological feasibility has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify software products to be sold, leased or otherwise marketed as noncurrent “Other assets” on our Consolidated Balance Sheets. Unamortized capitalized software costs were $12.7 million and $9.3 million at December 31, 2012 and 2011, respectively. Amortization of capitalized software costs was $3.7 million, $2.6 million, and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

We recognize rent expense under operating leases on a straight-line basis over the non-cancelable lease term. For leases with scheduled rent increases this treatment results in a deferred rent liability, which is classified within “Other liabilities” on the Consolidated Balance Sheets. Lease inducements such as tenant improvement allowances, cash inducements, and rent abatements are amortized on a straight-line basis over the life of the lease. Unamortized lease inducements are also included in deferred rent. Deferred rent at December 31, 2012 and 2011 totaled $40.3 million and $43.7 million, respectively.

Interest Rate Swaps

We sometimes use derivative instruments, consisting primarily of interest rate swap agreements, to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt. We may enter into interest rate swap transactions with financial institutions acting as the counter-party. We do not use derivative instruments for trading or other speculative purposes. At December 31, 2012 and 2011, we were not a party to any derivative instruments.

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

2. New Accounting Standards Not Yet Adopted

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite — Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If the entity determines, on the basis of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 — Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to the related footnotes that provide additional detail about those amounts. The Company is required to adopt this ASU for the interim period ending March 31, 2013. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income; accordingly, we do not expect the guidance to have a material effect on the Company’s consolidated financial statements.

3. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, and shares issuable upon conversion of our 3  3/4% senior subordinated convertible notes due 2012 (“Convertible Notes”) prior to their maturity on July 15, 2012 and payment in full on July 16, 2012 assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during the period, each using the treasury stock method. Due to a net loss applicable to common shareholders for the year ended December 31, 2012, we excluded 1,263 potentially dilutive securities from the computation as their effect would be anti-dilutive.

	Year Ended December 31,
	2012	2011	2010
Numerator — basic and diluted
Net income (loss)	$(36,986)	$103,903	$65,984

Denominator
Weighted average number of common shares outstanding — basic	40,316	41,131	45,557
Effect of dilutive stock options	—	915	915
Effect of dilutive convertible notes	—	836	863
Effect of dilutive restricted shares	—	591	329

Weighted average number of common shares outstanding — diluted	40,316	43,473	47,664

Earnings (loss) per common share — basic	$(0.92)	$2.53	$1.45

Earnings (loss) per common share — diluted	$(0.92)	$2.39	$1.38

Antidilutive stock options and restricted shares	4,943	2,119	1,606

4. Special Charges

During the year ended December 31, 2012, we recorded special charges totaling $29.6 million, of which $5.0 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments, to address certain targeted practices within our Corporate Finance/Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions include the termination of 116 employees, the consolidation of leased office space within nine office locations and certain other actions. The special charges consisted of:

•

$18.4 million of salary continuance and other contractual employee related costs, including loan forgiveness and accelerated recognition of compensation cost of share-based awards, associated with the reduction in workforce of 116 employees; and

•	$11.2 million of expense associated with lease costs related to the consolidation of leased office space in nine office locations.

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

The following table details the special charges by segment:

	For the years ended December 31,
	2012	2011	2010
Corporate Finance/Restructuring	$11,936	$9,440	$9,936
Forensic and Litigation Consulting	7,672	839	4,821
Economic Consulting	991	2,093	6,667
Technology	3,114	—	15,913
Strategic Communications	4,712	—	9,044

	28,425	12,372	46,381
Unallocated Corporate	1,132	2,840	4,750

Total	$29,557	$15,212	$51,131

The total cash outflow associated with the 2012 special charges is expected to be $24.3 million, of which $9.3 million has been paid as of December 31, 2012. $6.9 million is expected to be paid in 2013, $2.6 million is expected to be paid in 2014, $1.2 million is expected to be paid in 2015, and the remaining balance of $4.3 million related to lease costs will be paid from 2016 to 2025. In addition, the remaining liability of $0.2 million related to the 2011 and 2010 special charges is expected to be paid during 2013. A liability for the current and noncurrent portions of the amounts has been included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Consolidated Balance Sheets. Activity related to the liability for these costs for the years ended December 31, 2012 and 2011 is as follows:

	Employee Termination Costs	Lease Termination Costs	Total
Balance December 31, 2010	$1,920	$2,762	$4,682
Additions	10,370	—	10,370
Payments	(7,388)	(2,646)	(10,034)
Foreign currency translation adjustment and other	(144)	(116)	(260)

Balance December 31, 2011	4,758	—	4,758

Additions	14,276	10,274	24,550
Payments	(11,803)	(1,757)	(13,560)
Foreign currency translation adjustment and other	(535)	—	(535)

Balance December 31, 2012	$6,696	$8,517	$15,213

5. Interest Income and Other

The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income (Loss).

	Year Ended December 31,
	2012	2011	2010
Interest income	$6,350	$6,200	$5,442
Foreign exchange transaction gains (losses), net	250	(560)	(542)
Other	(941)	664	(477)

Interest income and other	$5,659	$6,304	$4,423

6. Share-Based Compensation

Share-Based Incentive Compensation Plans

The FTI Consulting, Inc. 2004 Long-Term Incentive Plan (“2004 Plan”) authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash–based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 Plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. At December 31, 2012, there are 17,107 shares of common stock available for grant under our 2004 Plan, all of which may be granted as share-based awards.

The FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (“2006 Plan”) authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 Plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. At December 31, 2012, 182,688 shares of common stock were available for grant under our 2006 Plan, of which 62,810 shares may be granted as share-based awards.

The amendment and restatement of the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors, as previously amended (the “Deferred Compensation Plan”), (renamed the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (“2009 Omnibus Plan,” and together with the 2004 Plan and the 2006 Plan, the “Equity Compensation Plans”)), was approved by the stockholders of FTI Consulting on June 3, 2009 and was amended and restated as of June 2, 2010. The 2009 Omnibus Plan authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. The 2009 Omnibus Plan also authorizes common stock in connection with the issuance of deferred stock units or deferred restricted stock units on account of certain eligible compensation electively deferred by our non-employee directors and certain key employees (excluding executive officers of FTI Consulting). We are authorized to issue up to 6,000,000 shares of common stock under the 2009 Omnibus Plan, of which no more than 5,400,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. At December 31, 2012, 1,501,210 shares of common stock were available for grant under our 2009 Omnibus Plan, all of which may be granted as share-based awards.

Options have been granted to employees with exercise prices not less than the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the administrator of the applicable plan, which currently is the compensation committee of our board of directors. Options and restricted shares granted under our Equity Compensation Plans typically vest over three to six years and are generally contingent on continued employment. Some stock options and restricted stock and other stock-based awards vest upon the earlier of the achievement of a service condition or a performance condition. Our Equity Compensation Plans generally provide for accelerated vesting if there is a change in control, as defined in the applicable plan. The employment agreements and award agreements with executive officers and other employees may provide for accelerated vesting or continued vesting, subject to certain conditions, on other termination events, such as death, disability, termination without good cause, termination by the employee with good reason, retirement or non-renewal of the employment agreement. We issue new shares of our common stock whenever stock options are exercised or share awards are granted. Shares of common stock under the 2009 Omnibus Plan will also be issued on account of deferred stock units and deferred restricted stock units upon an event of separation from service or an elected payment date pursuant to Section 409A of the Internal Revenue Code of 1986, as amended, and the plan (“Code Section 409A”).

Periodically, we award equity to employees upon employment or in connection with performance evaluations. The fair market value of restricted shares on the date of issuance is charged to compensation expense ratably over the remaining service period as the restrictions lapse. The fair market value of unrestricted shares on the date of issuance is immediately charged to compensation expense.

Cash-based stock appreciation rights or other cash-based awards under the Equity Compensation Plans may be awarded by the administrator to employees. For the years ended December 31, 2012 and 2011, respectively, a total of 5,668 and 63,000 cash-based awards were made to employees in certain foreign countries. At December 31, 2012, there was $0.6 million of unrecognized compensation cost related to unvested cash-based awards. These grants do not result in the issuance of common stock and are considered de minimis.

Share-Based Compensation Expense

The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
Income Statement Classification	Options (a)	Restricted Shares (b)(c)	Options (a)	Restricted Shares (b)	Options	Restricted Shares (b)
Direct cost of revenues	$6,012	$10,000	$10,436	$14,382	$8,771	$13,659
Selling, general and administrative expense	1,836	10,347	2,649	9,052	2,154	8,732
Special charges (d)	584	230	534	299	714	1,216

Share-based compensation expense before income taxes	8,432	20,577	13,619	23,733	11,639	23,607
Income tax benefit	3,104	6,870	5,014	8,749	4,201	8,466

Share-based compensation, net of income taxes	$5,328	$13,707	$8,605	$14,984	$7,438	$15,141

(a)	Includes options and cash-settled stock appreciation rights.
(b)	Includes restricted share awards and deferred restricted share units and performance and market condition restricted share units.
(c)	Includes cash-settled restricted stock units.
(d)	Relates to accelerated recognition of compensation cost of share-based awards (See Note 4 to the Consolidated Financial Statements for information related to the special charges).

Stock Options

We use the Black-Scholes option-pricing model to value our option grants using the assumptions in the following table:

	Year Ended December 31,
	2012	2011	2010
Assumptions
Risk-free interest rate	0.54% –1.11%	0.88% – 2.58%	1.55% – 2.96%
Dividend yield	0%	0%	0%
Expected term	4 – 6 years	5 – 6 years	5 – 6 years
Stock price volatility	37.94% – 40.04%	39.23% – 40.82%	38.27% – 42.06%

The following table summarizes the option activity under our Equity Compensation Plans as of and for the year ended December 31, 2012. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	5,171	$34.84
Options granted during the period:
Exercise Price = fair market value	640	$35.60
Options exercised	(329)	$24.22
Options forfeited	(276)	$35.19

Options outstanding, December 31, 2012	5,206	$35.58	5.6 years	$15,674

Options exercisable, December 31, 2012	2,953	$33.79	4.3 years	$13,282

Cash received from option exercises for the years ended December 31, 2012, 2011 and 2010 was $7.9 million, $15.6 million and $10.3 million, respectively. The actual tax benefit realized from stock options exercised totaled $1.4 million, $3.6 million and $2.0 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $3.1 million, $10.3 million and $6.0 million, respectively.

The table below reflects the weighted-average grant date fair value per share of stock options and restricted shares and stock units awarded during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$12.99	$13.68	$15.93
Restricted shares	$36.55	$37.45	$38.84

Following is a summary of the status of stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
$14.50 – $26.68	1,050	$24.10	3.3 years	1,005	$23.99
$26.73 – $28.82	1,048	$27.90	3.6 years	759	$27.83
$28.86 – $37.23	1,136	$33.93	7.3 years	336	$33.47
$37.39 – $42.35	1,078	$39.45	7.8 years	278	$39.07
$43.13 – $70.55	894	$55.50	5.8 years	575	$56.41

	5,206			2,953

As of December 31, 2012, there was $16.9 million of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized ratably over a weighted-average period of 2.9 years.

Share Awards

A summary of our unvested restricted stock-based activity during the year ended December 31, 2012 is presented below. The fair value of unvested restricted stock-based awards is determined based on the closing market price per share of our common stock on the grant date.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted stock-based awards outstanding, December 31, 2011	1,261	$38.54
Restricted stock-based awards granted	583	$36.80
Restricted stock-based awards vested	(478)	$38.08
Restricted stock-based awards forfeited	(54)	$50.28

Unvested restricted stock-based awards outstanding, December 31, 2012	1,312	$37.43

As of December 31, 2012, there was $25.4 million of unrecognized compensation cost related to unvested restricted stock-based awards. That cost is expected to be recognized ratably over a weighted-average period of 2.9 years. The total fair value of restricted stock-based awards that vested during the years ended December 31, 2012, 2011 and 2010 was $16.9 million, $14.0 million, and $12.6 million, respectively.

Deferred Restricted Stock Units

Deferred stock units and deferred restricted stock units (collectively, “Restricted Stock Units”) under the deferred compensation provisions of the 2009 Omnibus Plan may be granted to certain key employees and to non-employee directors who elect to defer their annual retainer payment and/or annual equity payment, payable on the date of our annual stockholders meeting each year. Each Restricted Stock Unit is equivalent to one share of FTI Consulting common stock. The Restricted Stock Units granted to key employees who elect to defer a portion of their annual bonus payment under the eligible bonus plan are immediately vested upon issuance and are settled in common stock with the participants at either their date of separation from service or the individual’s elected payment date pursuant Code Section 409A. Restricted Stock Units issued to non-employee directors on account of the director’s annual equity payment vest on the first anniversary of the grant date, provided that the non-employee director is serving in that capacity on the applicable vesting date, subject to accelerated vesting rights on the event of (i) the director’s cessation of service due to the Board’s failure to nominate such individual as a director, (ii) the director’s decision not to stand for re-election or to voluntarily resign, or (iii) our stockholders not reelecting him or her as a director. Restricted Stock Units issued to non-employee directors on account of their annual retainer payments are not subject to any time-based vesting conditions. Restricted Stock Units scheduled to vest in a year in which the director is not nominated for election or a director is not elected by stockholders will vest and not be forfeited. Upon a separation from service event or an elected payment date pursuant to Code Section 409A, such non-employee director will receive one share of common stock for each Restricted Stock Units credited to his or her account on the books of the Company.

A summary of our Restricted Stock Units activity during the year ended December 31, 2012 is presented below. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value based on the closing price of our common stock on the last trading day of 2012. The fair value of Restricted Stock Units is determined based on the closing market price per share of our common stock on the grant date.

	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Restricted Stock Units outstanding, December 31, 2011	781	$39.66
Restricted Stock Units granted	202	$35.84
Restricted Stock Units released	(91)	$40.96
Restricted Stock Units forfeited	(17)	$37.64

Restricted Stock Units outstanding, December 31, 2012	875	$38.18	$28,887

The intrinsic value of Restricted Stock Units released reflects the market value of our common stock on the date of release. The total intrinsic value of Restricted Stock Units released was $3.5 million, $1.7 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was $3.4 million of unrecognized compensation cost related to unvested Restricted Stock Units. That cost is expected to be recognized ratably over a weighted-average period of 2.0 years. The total fair value of Restricted Stock Units that vested during the years ended December 31, 2012, 2011 and 2010 was $4.0 million, $5.3 million, and $7.0 million, respectively.

7. Research and Development Costs

Research and development costs related to software development totaled $20.2 million, $23.7 million, and $25.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Consolidated Statements of Comprehensive Income (Loss).

8. Acquisitions

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price is in the form of contingent consideration. The contingent consideration represents the difference between the seller’s and our perceived values of the business based upon our respective future performance estimates at the time of acquisition. The use of contingent consideration allows the buyer to shift some of the valuation risk, inherent at the time of acquisition, to the seller based upon the outcome of future financial targets that the seller contemplates in its valuation. Contingent consideration is payable annually if agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Contingent consideration related to acquisitions consummated prior to January 1, 2009 is recorded as additional purchase price with the adjustment recorded as an increase to goodwill if the contingency is satisfied. Additional consideration related to businesses acquired prior to January 1, 2009 that was recorded as an adjustment to goodwill was $18.6 million and $27.3 million for the years ended December 31, 2012 and 2011, respectively.

Certain acquisition related restricted stock agreements entered into prior to January 1, 2009 contained stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During 2012, we paid $4.2 million in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in capital. Our remaining common stock price guarantees have stock floor prices that range from $54.33 to $69.48 per share and have determination dates through 2013.

2012 Acquisitions

In December 2012, we completed an acquisition in the United States for our Corporate Finance/Restructuring segment. The purchase price includes initial consideration with a value of $10.0 million plus acquisition-related contingent consideration, which is payable annually through December 31, 2017 if the acquired business meets certain performance measures, and is subject to an approximate $15 million aggregate cap. We are currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed.

In October 2012, we completed an acquisition in Australia for our Corporate Finance/Restructuring segment. The purchase price includes initial consideration with a value of $25.4 million plus acquisition-related contingent consideration, which is payable annually through December 31, 2017 if the acquired business meets certain performance measures, and is subject to an approximate $16 million aggregate cap. We are currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed.

In March 2012, we completed an acquisition in the United States for our Corporate Finance/Restructuring segment. The acquisition price of $3.1 million consisted of $2.0 million in cash and contingent consideration with an estimated fair value of $1.1 million. The fair value of the acquisition related contingent consideration is recorded in “Other liabilities” on the Consolidated Balance Sheets.

For acquisitions completed during 2012, as part of the preliminary purchase price allocations, we recorded $6.5 million in identifiable intangible assets and $31.6 million in goodwill. Pro forma results of operations have not been presented because these acquisitions were not material in relation to our consolidated financial position or results of operations for the periods presented.

2011 Acquisitions

In March 2011, we completed acquisitions of certain business operations of LECG Corporation in Europe, the United States and Latin America with services relating to those provided through our Economic Consulting, Forensic and Litigation Consulting, and Corporate Finance/Restructuring segments. The acquisition-date fair value of the total consideration transferred is approximately $30.0 million, which consisted of $27.1 million of cash paid at the closings of these acquisitions, a portion of which is subject to certain working capital and other adjustments, and contingent consideration with an estimated fair value of $2.9 million. As part of the purchase price allocation, we recorded an aggregate of $24.2 million of accounts receivable, $6.3 million of identifiable intangible assets, $20.6 million of assumed liabilities and $14.8 million of goodwill. The identifiable intangible assets consisted of customer relationships with a weighted average amortization period of 12.4 years. Aggregate acquisition-related costs of approximately $1.5 million have been recognized in earnings in 2011. Pro forma results of operations have not been presented because the acquisitions were not material in relation to our consolidated financial position or results of operations for the periods presented.

2010 Acquisitions

During the third quarter of 2010, we acquired FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group) with operations in Hong Kong and other non-U.S. jurisdictions for our Corporate Finance/Restructuring segment. The initial acquisition price of $86.4 million consisted of approximately $20.2 million in cash paid at closing, $8.6 million in cash held in escrow, $35.0 million in loan notes to selling shareholders, $3.8 million cash payable in the first quarter of 2011, $0.6 million reimbursement of seller expenses and contingent consideration with an estimated fair value of $18.2 million. The cash held in escrow is recorded as “Restricted cash” as of December 31, 2011 and the contingent consideration is recorded as “Accounts payable, accrued expenses and other” or “Other liabilities” on the Consolidated Balance Sheets based on the expected timing of the payments. During the second quarter of 2012, the cash held in escrow was settled between the Company and the sellers as a result of the final determination of the acquired working capital balance. The contingent consideration will become payable annually at December 31 of 2010 through 2015 if the acquired business achieves certain annual and cumulative financial performance measures based on EBITDA, and is subject to a $37.1 million cap. The accretion of the contingent consideration to the expected cash payments is included within “Acquisition-related contingent consideration” in the Consolidated Statements of Comprehensive Income (Loss).

As part of the purchase price allocation, we recorded $6.9 million of identifiable intangible assets and $47.2 million of goodwill. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations for the periods presented.

During the second quarter of 2010, we acquired Baker Tilly Hong Kong Business Recovery Ltd. with operations in Hong Kong for our Forensic and Litigation Consulting segment. The acquisition price of $2.8 million consisted of $2.3 million in cash paid at closing and contingent consideration with an estimated fair value of $0.5 million payable at December 31, 2010. As part of the purchase price allocation, we recorded $0.2 million in identifiable intangible assets and $2.6 million in goodwill. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations for the periods presented.

For acquisitions completed during 2010, the aggregate amount of purchase price assigned to intangible assets other than goodwill consisted of customer relationships with a fair value of $5.8 million and a weighted average amortization period of five years and non-competition agreements with a fair value of $1.3 million and a weighted average amortization period of six years.

9. Concentrations of Risk

We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2012, we derived approximately 26% of our revenues from non-U.S. sources. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. We do not have a single customer that represents ten percent or more of our consolidated revenues.

10. Balance Sheet Details

	December 31,
	2012	2011
Prepaid expenses and other current assets
Prepaid expenses	$27,647	$22,566
Other current assets	8,701	7,882
Income tax receivable	14,003	10,081

	$50,351	$40,529

Accounts payable, accrued expenses and other
Accounts payable	$10,139	$14,327
Accrued expenses	44,424	41,474
Accrued contingent consideration	8,201	21,578
Accrued interest payable	9,048	14,369
Accrued taxes payable	11,114	14,950
Other current liabilities	15,183	26,075

	$98,109	$132,773

11. Financial Instruments

Derivative Financial Instruments

From time to time, we hedge the cash flows and fair values of some of our long-term debt using interest rate swaps. We enter into these derivative contracts to manage our exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt.

Accordingly, to achieve the desired mix of fixed and floating interest rate debt, we entered into four interest rate swap agreements in March 2011, which we designated as fair value hedges of changes in the fair value of our 7 3/4% senior notes due 2016, (“2016 Notes”). Under the terms of the interest rate swaps, we received interest on the $215.0 million notional amount at a fixed rate of 7 3/4% and paid a variable rate of interest, which varied between 5.43% and 5.56% for the year ended December 31, 2011. The variable rate was based on the London Interbank Offered Rate (“LIBOR”) as the benchmark interest rate. The maturity, payment dates and other critical terms of these swaps exactly matched those of the hedged 2016 Notes. These interest rate swaps qualified for hedge accounting using the short-cut method under ASC 815-20-25, Derivatives and Hedging, which assumes no hedge ineffectiveness. As a result, the changes in the fair value of the interest rate swaps and the changes in fair value of the hedged debt were assumed to be equal and offsetting. For the year ended December 31, 2011, the impact of effectively converting the interest rate of $215.0 million of our senior notes from fixed rate to variable rate decreased interest expense by $3.6 million.

On December 16, 2011, we negotiated the right to terminate the interest rate swap agreements. Upon termination of these interest rate swaps we received cash proceeds of approximately $6.6 million, including $1.0 million of accrued interest. The net proceeds of $5.6 million was recorded in “Long-term debt and capital lease obligations” on the Consolidated Balance Sheets at December 31, 2011 and was being amortized as a reduction to interest expense over the remaining term of the 2016 Notes, which resulted in an effective interest rate of 7.1% per annum.

During the year ended December 31, 2012, we amortized $1.0 million of the deferred gain as a reduction of interest expense, which is included within “Interest income and other” on the Consolidated Statements of Comprehensive Income (Loss). The remaining balance of $4.6 million was recognized upon the purchase and redemption of all our outstanding 2016 Notes and is included within “Loss on early extinguishment of debt” on the Consolidated Statements of Comprehensive Income (Loss). See Note 14 to the Consolidated Financial Statements for information on the purchase and redemption of the 2016 Notes. At December 31, 2011 and 2012, there were no derivative instruments designated as fair value hedges.

Fair Value of Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2012 and 2011, based on the short-term nature of the assets and liabilities. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/4% Senior Notes Due 2020, (“2020 Notes”), 6.0% Senior Notes Due 2022, (“2022 Notes”), at December 31, 2012 and our 2016, 2020, and the 3 3/4% convertible senior subordinated notes due 2012, (“Convertible Notes”) at December 31, 2011. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets. Our Convertible Notes matured on July 15, 2012 and were paid in full on July 16, 2012.

The following table presents the carrying amounts and estimated fair values of our other financial instruments at December 31, 2012 and 2011:

	December 31,
	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Acquisition-related contingent consideration, including current portion (a)	$16,426	$16,426	$14,990	$14,990
Long-term debt, including current portion (b)	723,000	762,000	814,885	882,277

Total	$739,426	$778,426	$829,875	$897,267

(a)	The short-term portion is included in “Accounts payable, accrued expenses and other.” The long-term portion is included in “Other liabilities.”
(b)	At December 31, 2011, the carrying amount includes the equity component of Convertible Notes recorded in “Additional paid-in capital” of $18 million.

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

The significant unobservable inputs used in the fair value measurements of our acquisition-related contingent consideration are our measures of the future profitability and related cash flows and discount rates. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is accompanied by a directionally opposite change in the fair value measurement and a change in the assumptions used for the future cash flows is accompanied by a directionally similar change in the fair value measurement. The fair value of the contingent consideration is reassessed on a quarterly basis by the Company based on a collaborative effort of the Company’s operations, finance and accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period.

During the years ended December 31, 2012 and 2011, management determined that the fair value of the acquisition-related contingent consideration liability had declined. This remeasurement of the contingent consideration was based on management’s probability-adjusted present value of the consideration expected to be transferred during the remainder of the earnout period, based on the acquired operations’ forecasted results. The resulting reduction in the liability during the years ended December 31, 2012 and 2011, of $5.2 million and $10 million respectively, is recorded as income and is included within “Acquisition-related contingent consideration” in the Consolidated Statements of Comprehensive Income (Loss).

Accretion expense for acquisition-related contingent consideration totaled $2.2 million, $3.5 million and $1.2 million for years ended December 31, 2012, 2011 and 2010, respectively, and is included within “Acquisition-related contingent consideration” in the Consolidated Statements of Comprehensive Income (Loss).

The following table represents the change in the acquisition-related contingent consideration liability during the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Beginning balance	$14,990	$19,864
Acquisition date fair value measurement	8,171	2,900
Adjustments to fair value recorded in earnings (a)	(3,064)	(6,465)
Payments	(1,287)	(1,217)
Elimination of contingency (b)	(2,534)	—
Unrealized gains related to currency translation in other comprehensive income	150	(92)

Ending balance	$16,426	$14,990

(a)

Adjustments to fair value related to accretion expense and remeasurement of contingent consideration are recorded in “Acquisition-related contingent consideration” on the Consolidated Statements of Comprehensive Income (Loss).

(b)

During the year ended December 31, 2012, we fixed an acquisition-related contingent consideration liability in the amount of $2.5 million. The non-contingent consideration liability is no longer required to be remeasured to fair value and, accordingly, is not classified as a Level 3 measurement.

The following table presents financial assets and liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2012
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$16,426	$16,426
As of December 31, 2011
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$14,990	$14,990

12. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
Leasehold improvements	$62,906	$56,504
Construction in progress	2,883	3,472
Furniture and equipment	34,781	33,661
Computer equipment and software	92,563	85,962

	193,133	179,599
Accumulated depreciation and amortization	(124,941)	(105,151)

Property and equipment, net	$68,192	$74,448

Depreciation expense totaled $30.2 million, $26.0 million and $29.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.

13. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance December 31, 2010	$434,439	$197,234	$202,689	$117,960	$317,125	$1,269,447
Goodwill acquired during the year	2,054	760	11,749	—	—	14,563
Contingent consideration (a)	—	499	15,512	—	11,326	27,337
Foreign currency translation adjustment and other	(450)	(446)	(463)	(2)	(628)	(1,989)

Balance December 31, 2011	$436,043	$198,047	$229,487	$117,958	$327,823	$1,309,358

Goodwill acquired during the year	31,644	—	—	—	—	31,644
Contingent consideration (a)	905	23	17,708	—	—	18,636
Goodwill impairment					(110,387)	(110,387)
Foreign currency translation adjustment and other	458	887	523	77	8,839	10,784

Balance December 31, 2012	$469,050	$198,957	$247,718	$118,035	$226,275	$1,260,035

(a)	Contingent consideration related to business combinations consummated prior to January 1, 2009.

For the 2012 annual goodwill impairment test performed as of October 1, 2012, we utilized the quantitative test for all our reporting units. The fair values of the Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting and Technology reporting units were estimated using a market approach while the fair value of the Strategic Communications reporting unit was estimated using a combination of appropriately weighted income and market approaches. The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans developed in the fourth quarter, as well as various growth rate assumptions for years beyond the current business plan period, discounted using an estimated WACC. Our discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The risk adjusted discount rate used represents the estimated WACC for our reporting units. The WACC is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate size premium.

The results of the Step 1 goodwill impairment analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value while the estimated fair values of our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting and Technology reporting units significantly exceeded their respective carrying values. The Strategic Communications reporting unit fair value was unfavorably impacted by a combination of lower current and projected cash flows. Because our Strategic Communications reporting unit’s fair value estimate was lower than its carrying value, we applied the second step of the goodwill impairment test.

The second step of the goodwill impairment analysis indicated that the carrying values of the goodwill associated with the Strategic Communications reporting unit exceeded its implied fair value, resulting in a $110.4 million non-deductible goodwill impairment charge. The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, nor did it impact the debt covenants under the Company’s existing credit facility.

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $22.6 million, $22.4 million, and $23.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. Based solely on the amortizable intangible assets recorded at December 31, 2012, we estimate amortization expense to be $21.3 million in 2013, $12.8 million in 2014, $11.8 million in 2015, $10.2 million in 2016, $9.5 million in 2017 and an aggregate of $33.0 million in years after 2017. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

	Useful Life in Years	December 31, 2012		December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	1 to 15	$151,990	$64,095	$144,696	$49,381
Non-competition agreements	1 to 10	15,184	11,158	14,601	8,965
Software	2 to 10	33,979	27,424	33,549	21,211
Tradenames	2	180	75	—	—

		201,333	102,752	192,846	79,557
Unamortized intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$206,933	$102,752	$198,446	$79,557

During the fourth quarter of 2010, we made a strategic decision to discontinue the use of most of our acquired trade and product names. These names were recorded in connection with acquisitions in prior years, certain of which were not being amortized as the estimated useful life had been considered indefinite. The decision to discontinue using these names was primarily based on the Company’s implementation of a global branding strategy as well as other strategic branding decisions. These decisions represented a change in circumstance indicating that the assets’ carrying values might not be recoverable and, as a result, we evaluated the assets for impairment. Based on this assessment, we recorded non-cash impairment charges and accelerated amortization of $23.8 million, representing the carrying amount of the affected trade and product names. These charges are included within “Special charges” in the Consolidated Statements of Comprehensive Income (Loss).

14. Long-Term Debt and Capital Lease Obligations

	December 31,
	2012	2011
7 3/4% senior notes due 2016 (a)	—	220,555
6 3/4% senior notes due 2020	400,000	400,000
6.0% senior notes due 2022	300,000	—
3 3/4% convertible senior subordinated notes due 2012 (b)	—	146,867
Notes payable to former shareholders of acquired businesses	23,000	29,445

Total debt	723,000	796,867
Less current portion	6,000	153,312

Long-term debt, net of current portion	717,000	643,555

Total capital lease obligations	45	94
Less current portion	21	70

Capital lease obligations, net of current portion	24	24

Long-term debt and capital lease obligations, net of current portion	$717,024	$643,579

(a)	Balance at December 31, 2011 includes $215.0 million principal amount of our 2016 Notes plus unamortized deferred gain of $5.6 million.
(b)	Balance at December 31, 2011 includes $149.9 million principal amount of Convertible Notes net of discount of $3.1 million.

Issuance of 6.0 % Senior Notes Due 2022. On November 27, 2012, we completed the private offering of $300.0 million aggregate principal amount of 6.0% Senior Notes due 2022. The 2022 Notes were issued at a price of 100% of their principal amount. The 2022 Notes and related guarantees were offered only to qualified institutional buyers in reliance on the exemption from registration set forth in Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in reliance on the exemption from registration set forth in Regulation S under the Securities Act. The 2022 Notes and the related guarantees have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction. The net proceeds from the issuance of the 2022 Notes were $292.6 million after deducting debt issuance costs. The net proceeds were used to fund the purchase of our 7 3/4% senior notes due 2016, or 2016 Notes, in a concurrent tender offer as described below. In addition, we used approximately $75.3 million of the net proceeds to repay outstanding principal and accrued interest under our senior bank revolving credit facility that was replaced by the senior bank revolving credit facility entered into by the Company on November 27, 2012. The 2022 Notes are guaranteed, with certain exceptions, by our existing and future domestic subsidiaries. The 2022 Notes and the guarantees are our and the guarantors’ general unsecured senior obligations. The indebtedness evidenced by the 2022 Notes and the guarantees (i) rank equally in right of payment with all of FTI Consulting, Inc.’s and the guarantors’ existing and future senior indebtedness, (ii) rank senior in right of payment to any existing and future subordinated indebtedness, (iii) are effectively junior to all of FTI Consulting, Inc.’s and the guarantors’ secured debt, including borrowings under the Senior Secured Credit Facility (as defined below), to the extent of the value of the collateral securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other liabilities of any current and future non-guarantor subsidiaries (other than indebtedness and liabilities owed to FTI Consulting, Inc. or one of its guarantor subsidiaries). Interest on the 2022 Notes accrues at the rate of 6.0% per year, payable semi-annually in cash in arrears on November 15 and May 15 of each year, commencing on May 15, 2013. The 2022 Notes will mature on November 15, 2022.

The 2022 Notes are subject to redemption at our option, in whole or in part, at any time after November 15, 2017, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Year	Redemption Price
2017	103.000%
2018	102.000%
2019	101.000%
2020 and thereafter	100.000%

Debt issue costs of approximately $7.4 million were capitalized and are being amortized over the term of the 2022 Notes.

6 3/4% Senior Notes Due 2020. The 2020 Notes have been registered with the SEC. Cash interest is payable semi-annually beginning April 1, 2011 at a rate of 6 3/4% per year. The 2020 Notes will mature on October 1, 2020. The 2020 Notes are guaranteed, with certain exceptions, by our existing and future domestic subsidiaries. The 2020 Notes and the guarantees are our and the guarantors’ general unsecured senior obligations. The indebtedness evidenced by the 2020 Notes and the guarantees (i) rank equally in right of payment with all of FTI Consulting, Inc.’s and the guarantors’ existing and future senior indebtedness, (ii) rank senior in right of payment to any existing and future subordinated indebtedness, (iii) are effectively junior to all of FTI Consulting, Inc.’s and the guarantors’ secured debt, including borrowings under the Senior Secured Credit Facility (as defined below), to the extent of the value of the collateral securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other liabilities of any current and future non-guarantor subsidiaries (other than indebtedness and liabilities owed to FTI Consulting, Inc. or one of its guarantor subsidiaries). Interest on the 2020 Notes accrues at the rate of 6 3/4% per year, payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on April 1, 2011. The 2020 Notes will mature on October 1, 2020.

The 2020 Notes are subject to redemption at our option, in whole or in part, at any time after October 1, 2015, upon not less than 30 nor more than 60 days’ prior notice at the following redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption date:

Year	Redemption Price
2015	103.375%
2016	102.250%
2017	101.125%
2018 and thereafter	100.000%

Debt issue costs of approximately $9.8 million were capitalized and are being amortized over the term of the 2020 Notes.

7 3/4% senior notes due 2016. The 2016 Notes were registered with the SEC. Cash interest was payable semiannually beginning April 1, 2007 at a rate of 7.75% per year. We had the option to redeem some or all of these notes at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest on the notes redeemed to the applicable redemption date, if redeemed during the twelve month period beginning on October 1, of the years indicated below, subject to the rights of holders of notes on the relevant record date to receive interest, if any, to, but excluding, the relevant interest payment date:

Year	Percentage
2011	103.875%
2012	102.583%
2013	101.292%
2014 and thereafter	100.000%

These notes were senior unsecured indebtedness of ours and rank equal in right of payment with all of our other unsubordinated, unsecured indebtedness.

On November 9, 2012, we commenced a cash tender offer, or Tender Offer, for any and all of the outstanding 2016 Notes. In connection with the Tender Offer, we solicited consents to certain proposed amendments to the indenture dated as of October 3, 2006, under which the 7 5/8% senior notes due 2013, (“2013 Notes”), were issued, that would, among other modifications, eliminate substantially all of the restrictive covenants and certain events of default in the indenture. The total consideration for each $1,000.00 principal amount of 2016 Notes validly tendered, and not validly withdrawn, prior to the consent payment deadline and accepted for purchase was $1,029.58. The tender offer consideration for each $1,000 principal amount of 2016 Notes validly tendered, and not validly withdrawn, after the consent payment deadline but prior to the expiration date and accepted for purchase was $1,019.58. The tender offer consideration is the total consideration minus the consent payment. Holders who validly tendered, and did not validly withdraw, 2016 Notes accepted for payment by FTI Consulting, Inc. received accrued and unpaid interest from the most recent interest payment date for the 2016 Notes to, but not including, the applicable payment date.

At the expiration of the consent payment deadline on November 27, 2012, an aggregate principal amount of $128.3 million of the 2016 Notes had been tendered. We used approximately $133.7 million of the net proceeds from the offering of the 2022 Notes to fund the purchase of the 2016 Notes, pay the accrued and unpaid interest of approximately $1.6 million on the purchased 2016 Notes and make the related consent payments. We also received consents from holders of the required majority of the principal amount of the 2016 Notes to, among other modifications, eliminate substantially all of the restrictive covenants and certain events of default in the indenture governing the 2016 Notes. On December 27, 2012, we redeemed all of the 2016 Notes that remained outstanding as of the tender offer expiration date of December 11, 2012 in the aggregate principal amount of approximately $86.7 million. The redemption price for such 2016 Notes was 102.583% of the principal amount plus accrued and unpaid interest. Interest on the redeemed 2016 Notes ceased to accrue on and after December 11, 2012, and the only remaining right of the holders is to receive payment of the redemption price and interest accrued until, but not including, December 11, 2012 upon surrender to the paying agent of such 2016 Notes.

We recognized a total loss on our early extinguishment of debt of approximately $4.9 million, which includes $4.6 million from the recognition of the unamortized deferred gain related to the interest rate swap terminations. This loss has been recorded in “Loss on early extinguishment of debt” within the Consolidated Statements of Comprehensive Income (Loss).

7 5/8% senior notes due 2013. The 2013 Notes with an aggregate principal amount of $200.0 million were registered with the SEC. Cash interest was payable semi-annually beginning December 15, 2005 at a rate of 7 5/8% per year. In August 2005, we entered into two interest rate swap contracts with an aggregate notional amount of $60.0 million to receive interest at 7 5/8% and pay a variable rate of interest based upon LIBOR as the benchmark interest rate. The swaps were designated as fair value hedges and were accounted for as effective hedges, in accordance with ASC 815-20-25, Derivatives and Hedging. No hedge ineffectiveness was recognized as the critical provisions of the interest rate swap agreements matched the applicable provisions of the debt. On June 15, 2009, the counterparties to the swaps exercised their right to terminate the swaps as which resulted in a $2.3 million gain on termination. The gain was amortized as a reduction to interest expense over the remaining term of the 2013 Notes, resulting in an effective interest rate of 6.5% per annum on $60.0 million of the 2013 Notes.

On September 14, 2010, we commenced a cash tender offer for any and all of our outstanding 2013 Notes for a price equal to $1,021.56 per $1,000 principal amount of the notes, which included $1,001.56 as the tender offer consideration and $20.00 as a consent payment (the “Tender Offer”). At the expiration of the consent payment deadline, an aggregate of $185.8 million 2013 Notes had been tendered. On November 1, 2010, we redeemed all the 2013 Notes outstanding as of the Tender Offer expiration date of October 12, 2010 in the aggregate principal amount of approximately $14.2 million. The redemption price for such 2013 Notes was 101.906% of the principal plus accrued and unpaid interest.

We recognized a loss on our early extinguishment of debt of approximately $5.2 million, consisting primarily of the consent payment and premium and write-off of unamortized deferred costs. This loss was recorded in “Loss on early extinguishment of debt” within the Consolidated Statements of Comprehensive Income (Loss).

3  3/4% convertible senior subordinated notes due 2012. The Convertible Notes were registered with the SEC. Cash interest was payable semiannually beginning January 15, 2006 at a rate of 3.75% per year. The Convertible Notes matured on July 15, 2012. On July 16, 2012, we repaid all amounts due on our outstanding Convertible Notes. The total repayment of approximately $151.3 million, including $2.8 million of accrued interest, was made using cash on hand and the proceeds of a $75.0 million borrowing under our 2010 senior credit facility.

The following table summarizes the liability and equity components of our Convertible Notes at December 31, 2011:

December 31, 2011
Liability component:
Principal	$149,940
Unamortized discount	(3,073)

Balance of 3 3/4% convertible notes due 2012	$146,867

Equity component (recorded in additional paid-in capital)	$18,019

The discount on the liability component was amortized over the remaining term of the Convertible Notes through July 15, 2012 using the effective interest method. The effective interest rate on the Convertible Notes is 7  5/8%. The components of interest cost on the Convertible Notes for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
Contractual interest	$3,038	$5,623
Amortization of debt discount	3,073	5,352
Amortization of deferred note issue costs	251	641

Total interest expense	$6,362	$11,616

Secured bank credit facility. On November 27, 2012, we entered into a new revolving senior bank credit facility which matures on November 25, 2017 (“Senior Bank Credit Facility”). The Senior Bank Credit Facility consists of a $350.0 million senior secured revolving line of credit. The former revolving credit facility entered into on September 27, 2010 provided for a five-year $250.0 million senior secured revolving line of credit. We did not incur any early termination or prepayment penalties in connection with the replacement of the former credit facility in 2012. Borrowings under the Senior Bank Credit Facility bear interest at an annual rate equal to equal to the LIBOR rate plus an applicable margin or an alternative base rate plus an applicable margin. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points and (3) the one-month LIBOR rate plus 100 basis points. Under the Senior Bank Credit Facility, the lenders have a security interest in substantially all of the assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the Senior Bank Credit Facility up to a maximum of $425.0 million.

The credit agreement governing our Senior Bank Credit Facility and the indentures governing our Notes contain covenants which limit our ability to incur additional indebtedness, create liens, pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments, consolidate, merge or sell assets, guarantee obligations of other entities and our foreign subsidiaries, enter into hedging agreements, enter into transactions with affiliates or related persons and engage in any business other than consulting-related businesses. In addition, the credit agreement governing our Senior Bank Credit Facility includes financial covenants that require us to (i) not to exceed a maximum leverage ratio, (ii) not to exceed a maximum senior secured leverage ratio, and (iii) maintain a minimum fixed charge coverage ratio. At December 31, 2012, we were in compliance with all covenants as stipulated in the credit agreement governing our Senior Bank Credit Facility and the indentures governing our Notes. No borrowings were outstanding under the Senior Bank Credit Facility as of December 31, 2012 or December 31, 2011. However, $1.4 million of the borrowing limit was used (and, therefore, unavailable) as of December 31, 2012 and December 31, 2011 for letters of credit.

Notes payable to shareholders of acquired businesses. In connection with the acquisition of FD International (Holdings) Limited in October 2006 (“FD”), we issued notes to former holders of FD capital shares who elected to receive notes in lieu of cash for acquisition and earn-out consideration. These notes are unsecured and bear interest based on the LIBOR that compounds quarterly. These notes are redeemable at any time prior to their maturity and accordingly they have been classified as a current obligation. The outstanding balance of these notes was $0.4 million at December 31, 2011. No balance remained at December 31, 2012.

In connection with our third quarter 2010 acquisition of FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group), we issued $35.0 million of notes to selling shareholders as part of the total consideration paid. These notes are unsecured and bear interest at 8% per annum. Payments of unpaid principal and interest are to be made annually on August 19, 2011 through August 19, 2015. The principal payments have been classified as either current or non-current based on the timing of the payments. At December 31, 2012 $12.0 million has been repaid.

Guarantees. Currently, we do not have any debt guarantees related to entities outside of the consolidated group. At December 31, 2012, substantially all of our domestic subsidiaries are guarantors of borrowings under our Senior Bank Credit Facility and our Notes in the amount of $700.0 million.

Future Maturities of Long-Term Debt

For years subsequent to December 31, 2012, scheduled annual maturities of long-term debt outstanding at December 31, 2012 are as follows:

	Long-term Debt	Capital Lease Obligations	Total
2013	$6,000	$21	$6,021
2014	6,000	24	6,024
2015	11,000	—	11,000
2016	—	—	—
2017	—	—	—
Thereafter	700,000	—	700,000

	$723,000	$45	$723,045

15. Commitments and Contingencies

Operating Lease Commitments

Rental expense, net of rental income was $57.0 million, $57.0 million, and $49.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. For years subsequent to December 31, 2012, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases of $0.4 million in 2013, $0.2 million in 2014, $0.2 million in 2015, $0.1 million in 2016 and $0.1 million thereafter are as follows:

Operating Leases
2013	$48,903
2014	$44,733
2015	$37,553
2016	$34,136
2017	$33,258
Thereafter	$104,710

$303,293

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.

16. Income Taxes

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$9,204	$8,886
Accrued vacation and bonus	8,016	6,631
Deferred rent	16,137	17,354
Share-based compensation	23,730	25,948
Notes receivable from employees	27,791	27,900
State net operating loss carryforward & credits	1,921	2,943
Foreign net operating loss carryforward	7,976	2,585
Foreign tax credits	1,253	—
Future foreign tax credit asset	8,406	8,603
Other — net	4,783	5,291

Total deferred tax assets	109,217	106,141

Deferred tax liabilities:
Revenue recognition	(19,706)	(33,462)
Property, equipment and capitalized software	(819)	(1,383)
Goodwill and other intangible asset amortization	(188,737)	(169,471)
Deferred compensation	(152)	—
Discount on long term debt	—	(1,264)

Total deferred tax liabilities	(209,414)	(205,580)

Valuation allowance	(1,939)	(886)

Net deferred tax assets (liabilities)	$(102,136)	$(100,325)

As of December 31, 2012, we have not provided for deferred taxes on $1.8 million of the undistributed non-U.S. subsidiary earnings that are considered permanently invested. If these earnings were repatriated, we do not anticipate that there would be any additional U.S. tax liability as foreign tax credits would offset the U.S. tax liability.

At December 31, 2012 and 2011, the Company believed certain deferred tax assets associated with foreign net operating loss and foreign tax credit carryforwards, which can be carried forward for periods ranging from 20 years to indefinite, would expire unused based on updated forward-looking financial information. Therefore, valuation allowances of $1.9 million and $0.9 million were recorded against the Company’s net deferred tax assets at December 31, 2012 and 2011, respectively. We have not established a valuation allowance for any of our other deferred assets as we expect that future taxable income as well as the reversal of temporary differences will enable us to fully utilize our deferred tax assets.

The components of “Income before income tax provision” from continuing operations are as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic	$40,275	$123,439	$81,371
Foreign	(37,161)	29,688	26,020

	$3,114	$153,127	$107,391

The components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$21,172	$30,048	$17,310
State	6,268	5,844	906
Foreign	7,021	5,977	7,468

	34,461	41,869	25,684

Deferred
Federal	$7,553	$11,858	$14,439
State	(719)	564	3,614
Foreign	(1,195)	(5,067)	(2,330)

	5,639	7,355	15,723

Income tax provision	$40,100	$49,224	$41,407

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax expense at federal statutory rate	$1,090	$53,595	$37,587
State income taxes, net of federal benefit	3,607	4,166	3,895
Benefit from lower foreign tax rates	(5,357)	(7,115)	(2,246)
Non-deductible goodwill impairment	38,635	—	—
Other expenses not deductible for tax purposes	3,682	2,791	3,158
Changes in contingent consideration	(1,151)	(2,367)	—
Other adjustments, net	(406)	(1,846)	(987)

	$40,100	$49,224	$41,407

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2008 and are no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2007. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

Our liability for uncertain tax positions was $3.8 million and $2.9 million at December 31, 2012 and 2011, respectively. Interest and penalties related to uncertain tax positions are classified as operating expenses and are excluded from the income tax provision. At December 31, 2012, our accrual for the payment of tax-related interest and penalties was not material. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution and closure of such examinations is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by approximately $1.8 million in the next 12 months.

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

Common Stock Repurchase Program

2012 stock repurchase program.

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2012, we repurchased and retired 1,681,029 shares of our common stock for an average price per share of $29.76, using cash on hand, with a value equivalent to approximately $50.0 million. At December 31, 2012, a balance of approximately $200.0 million remained available under the 2012 Repurchase Program.

2009 stock repurchase program.

On November 4, 2009, our Board of Directors authorized a two-year stock repurchase program (the “2009 Repurchase Program”) of up to $500.0 million and terminated the $50.0 million stock repurchase program authorized in February 2009.

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

On March 2, 2011, we entered into a supplemental confirmation with Goldman Sachs for a $209.4 million accelerated stock buyback transaction (the “2011 ASB”), pursuant to the Master Agreement. On March 7, 2011, we paid $209.4 million to Goldman Sachs using available cash on hand and received 4,433,671 shares of FTI Consulting common stock, representing a majority of the total number of shares expected to be delivered pursuant to the 2011 ASB. On May 17, 2011, we received additional shares bringing the total number of shares of our common stock delivered pursuant to the 2011 ASB to 5,061,558 shares. As permitted by the Master Agreement and the 2011 ASB, on September 2, 2011, Goldman Sachs accelerated the termination date of the 2011 ASB which was to occur no later than December 2, 2011. On September 8, 2011, we received an additional 671,647 shares of FTI Consulting common stock, bringing the total number of shares of our common stock delivered pursuant to the 2011 ASB to 5,733,205. The repurchase of shares was accounted for as a share retirement resulting in a reduction of common stock issued and outstanding of 5,733,205 shares and a corresponding reduction in common stock and additional paid-in capital of $209.4 million. The completion of the 2011 ASB completed the 2009 Repurchase Program.

18. Employee Benefit Plans

We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percent of the participant’s eligible compensation. FTI Consulting matches each participant’s eligible 401(k) plan contributions up to the annual limit specified by the Internal Revenue Service. We made contributions related to the plan of $8.8 million, $8.3 million and $8.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom and other foreign countries. The assets of the schemes are held separately from those of FTI Consulting in independently administered funds. We contributed to these plans $6.2 million, $5.8 million and $4.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, special charges and goodwill impairment charge. Although Adjusted Segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use Adjusted Segment EBITDA to evaluate and compare the operating performance of our segments.

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three years ended December 31, 2012:

	Year Ended December 31,
	2012	2011	2010
Revenues
Corporate Finance/Restructuring	$459,231	$427,813	$451,518
Forensic and Litigation Consulting	343,074	365,326	324,478
Economic Consulting	391,622	353,981	255,660
Technology	195,194	218,738	176,607
Strategic Communications	187,750	200,910	193,198

Total revenues	$1,576,871	$1,566,768	$1,401,461

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$108,966	$97,638	$108,634
Forensic and Litigation Consulting	52,743	69,180	75,920
Economic Consulting	77,461	67,028	49,481
Technology	57,203	77,011	64,358
Strategic Communications	25,019	26,801	28,971

Total Adjusted Segment EBITDA	$321,392	$337,658	$327,364

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision. Unallocated corporate expenses include primarily indirect costs related to centrally managed administrative functions which have not been allocated to the segments. These administrative costs include costs related to executive management, legal, corporate office support costs, information technology, accounting, marketing, human resources, and company-wide business development functions.

	Year Ended December 31,
	2012	2011	2010
Total Adjusted Segment EBITDA(a)	$321,392	$337,658	$327,364
Segment depreciation expense	(25,058)	(23,620)	(26,102)
Amortization of intangible assets	(22,407)	(22,371)	(23,910)
Special charges	(29,557)	(15,212)	(51,131)
Goodwill impairment charge	(110,387)	—	—
Unallocated corporate expenses, excluding special charges	(74,947)	(71,008)	(67,829)
Interest income and other	5,659	6,304	4,423
Interest expense	(56,731)	(58,624)	(50,263)
Loss on early extinguishment of debt	(4,850)	—	(5,161)

Income before income tax provision	$3,114	$153,127	$107,391

(a)	Total Adjusted Segment EBITDA is the total of Adjusted Segment EBITDA for all segments.

The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets:

	December 31,
	2012	2011
Corporate Finance/Restructuring	$696,617	$638,085
Forensic and Litigation Consulting	355,260	360,898
Economic Consulting	477,430	437,677
Technology	203,117	213,817
Strategic Communications	342,198	471,008

Total segment assets	2,074,622	2,121,485
Unallocated corporate assets	200,830	289,599

Total assets	$2,275,452	$2,411,084

The table below details information on our revenues for the three years ended December 31, 2012. Revenues have been attributed to location based on the location of the legal entity generating the revenue:

	Year Ended December 31,
	2012	2011	2010
United States	$1,171,805	$1,187,661	$1,104,836
All foreign countries	405,066	379,107	296,625

Total revenue	$1,576,871	$1,566,768	$1,401,461

We do not have a single customer that represents ten percent or more of our consolidated revenues.

The table below details information on our long-lived assets and net assets at December 31, 2012 and 2011 attributed to geographic location based on the location of the legal entity holding the assets:

	December 31, 2012		December 31, 2011
	United States	All foreign countries	United States	All foreign countries
Property and equipment, net of accumulated depreciation	$53,889	$14,303	$58,474	$15,974
Net assets	$534,680	$533,552	$547,965	$558,237

20. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our senior bank credit facility, and senior notes. The Convertible Notes matured on July 15, 2012. The guarantees are full and unconditional and joint and several. All of our guarantors are 100% owned, direct or indirect, subsidiaries.

The following financial information presents condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows for FTI Consulting, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of December 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$66,663	$610	$89,512	$—	$156,785
Restricted cash	—	—	1,190	—	1,190
Accounts receivable, net	140,254	149,253	139,733	—	429,240
Intercompany receivables	7,053	674,136	23,185	(704,374)	—
Other current assets	46,978	20,469	19,713	—	87,160

Total current assets	260,948	844,468	273,333	(704,374)	674,375
Property and equipment, net	37,411	16,477	14,304	—	68,192
Goodwill	558,473	418,789	282,773	—	1,260,035
Other intangible assets, net	36,826	23,975	74,967	(31,587)	104,181
Investments in subsidiaries	1,631,243	502,954	—	(2,134,197)	—
Other assets	85,109	66,170	28,318	(10,928)	168,669

Total assets	$2,610,010	$1,872,833	$673,695	$(2,881,086)	$2,275,452

Liabilities
Intercompany payables	$549,339	$112,137	$42,898	$(704,374)	$—
Other current liabilities	118,865	79,533	105,799	—	304,197

Total current liabilities	668,204	191,670	148,697	(704,374)	304,197
Long-term debt, net	700,024	17,000	—	—	717,024
Other liabilities	173,550	10,479	12,898	(10,928)	185,999

Total liabilities	1,541,778	219,149	161,595	(715,302)	1,207,220
Stockholders’ equity	1,068,232	1,653,684	512,100	(2,165,784)	1,068,232

Total liabilities and stockholders’ equity	$2,610,010	$1,872,833	$673,695	$(2,881,086)	$2,275,452

Condensed Consolidating Balance Sheet Information as of December 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$161,180	$197	$103,046	$—	$264,423
Restricted cash	8,632	—	1,581	—	10,213
Accounts receivable, net	148,698	165,871	114,533	—	429,102
Intercompany receivables	—	557,846	59,857	(617,703)	—
Other current assets	22,599	15,694	28,923	—	67,216

Total current assets	341,109	739,608	307,940	(617,703)	770,954
Property and equipment, net	44,233	14,240	15,975	—	74,448
Goodwill	547,667	439,068	322,623	—	1,309,358
Other intangible assets, net	38,913	34,692	45,284	—	118,889
Investments in subsidiaries	1,538,883	532,091	—	(2,070,974)	—
Other assets	70,551	48,529	18,355	—	137,435

Total assets	$2,581,356	$1,808,228	$710,177	$(2,688,677)	$2,411,084

Liabilities
Intercompany payables	$433,284	$93,947	$90,472	$(617,703)	$—
Other current liabilities	316,559	109,651	71,627	—	497,837

Total current liabilities	749,843	203,598	162,099	(617,703)	497,837
Long-term debt, net	620,579	23,000	—	—	643,579
Other liabilities	104,732	43,297	15,437	—	163,466

Total liabilities	1,475,154	269,895	177,536	(617,703)	1,304,882
Stockholders’ equity	1,106,202	1,538,333	532,641	(2,070,974)	1,106,202

Total liabilities and stockholders’ equity	$2,581,356	$1,808,228	$710,177	$(2,688,677)	$2,411,084

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended

December 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$602,917	$949,545	$413,739	$(389,330)	$1,576,871
Operating expenses
Direct cost of revenues	389,619	713,305	261,936	(384,328)	980,532
Selling, general and administrative expense	160,919	112,697	109,402	(5,002)	378,016
Special charges	19,026	4,738	5,793	—	29,557
Acquisition-related contingent consideration	91	—	(3,155)	—	(3,064)
Amortization of other intangible assets	5,611	9,927	10,167	(3,298)	22,407
Goodwill impairment charge	—	37,987	72,400	—	110,387

	575,266	878,654	456,543	(392,628)	1,517,835

Operating income (loss)	27,651	70,891	(42,804)	3,298	59,036
Other (expense) income	(65,698)	42,424	2,237	(34,885)	(55,922)

Income before (loss) before income tax provision	(38,047)	113,315	(40,567)	(31,587)	3,114

Income tax (benefit) provision	1,698	(47,623)	5,825	—	(40,100)
Equity in net earnings of subsidiaries	(637)	(30,438)	—	31,075	—

Net income (loss)	$(36,986)	$35,254	$(34,742)	$(512)	$(36,986)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments including tax expense of $654	(654)	—	15,677	—	15,023

Other comprehensive income (loss), net of tax:	(654)	—	15,677	—	15,023

Comprehensive income (loss)	$(37,640)	$35,254	$(19,065)	$(512)	$(21,963)

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$584,833	$1,000,419	$384,779	$(403,263)	$1,566,768
Operating expenses
Direct cost of revenues	380,479	718,826	249,126	(391,523)	956,908
Selling, general and administrative expense	160,336	123,488	101,211	(11,740)	373,295
Special charges	8,561	228	6,423	—	15,212
Acquisition-related contingent consideration	—	—	(6,465)	—	(6,465)
Amortization of other intangible assets	3,713	12,103	6,555	—	22,371

	553,089	854,645	356,850	(403,263)	1,361,321

Operating income	31,744	145,774	27,929	—	205,447
Other (expense) income	(53,649)	1,195	134	—	(52,320)

Income before (loss) before income tax provision	(21,905)	146,969	28,063	—	153,127

Income tax (benefit) provision	(12,776)	61,091	909	—	49,224
Equity in net earnings of subsidiaries	113,032	25,310	—	(138,342)	—

Net income	$103,903	$111,188	$27,154	$(138,342)	$103,903

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments including tax benefit of $1,568	1,568	—	(4,470)	—	(2,902)

Other comprehensive income (loss), net of tax:	1,568	—	(4,470)	—	(2,902)

Comprehensive income	$105,471	$111,188	$22,684	$(138,342)	$101,001

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$517,053	$1,208,607	$301,310	$(625,509)	$1,401,461
Operating expenses
Direct cost of revenues	310,070	938,332	199,321	(622,124)	825,599
Selling, general and administrative expense	147,526	128,265	68,833	(3,385)	341,239
Special charges	16,842	32,754	1,535	—	51,131
Acquisition-related contingent consideration	—	—	1,190	—	1,190
Amortization of other intangible assets	2,558	15,752	5,600	—	23,910

	476,996	1,115,103	276,479	(625,509)	1,243,069

Operating income	40,057	93,504	24,831	—	158,392
Other (expense) income	3,198	113,062	(9,697)	(157,564)	(51,001)

Income before (loss) before income tax provision	43,255	206,566	15,134	(157,564)	107,391

Income tax (benefit) provision	(4,440)	43,562	2,285	—	41,407
Equity in net earnings of subsidiaries	18,289	4,601	5,666	(28,556)	—

Net income	$65,984	$167,605	$18,515	$(186,120)	$65,984

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments including tax expense of $1,484	(1,484)	32,468	(36,935)	—	(5,951)

Other comprehensive income (loss), net of tax:	(1,484)	32,468	(36,935)	—	(5,951)

Comprehensive income (loss)	$64,500	$200,073	$(18,420)	$(186,120)	$60,033

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(63,218)	$172,578	$10,828	$120,188

Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(41,722)	—	(21,171)	(62,893)
Purchases of property and equipment	(8,310)	(15,689)	(3,760)	(27,759)
Other	246	—	—	246

Net cash used in investing activities	(49,786)	(15,689)	(24,931)	(90,406)

Financing activities
Borrowings under revolving line of credit	75,000	—	—	75,000
Payments of revolving line of credit	(75,000)	—	—	(75,000)
Payments of long-term debt and capital lease obligations	(377,810)	(49)	—	(377,859)
Issuance of debt securities	292,608	—	—	292,608
Payments of debt financing fees	(2,848)	—	—	(2,848)
Net issuance of common stock and other	1,490	—	(2,120)	(630)
Purchase and retirement of common stock	(50,032)	—	—	(50,032)
Excess tax benefits from share based compensation	515	—	—	515
Intercompany transfers	154,564	(156,427)	1,863	—

Net cash provided by (used in) financing activities	18,487	(156,476)	(257)	(138,246)

Effects of exchange rate changes on cash and cash equivalents	—	—	826	826

Net (decrease) increase in cash and cash equivalents	(94,517)	413	(13,534)	(107,638)
Cash and cash equivalents, beginning of year	161,180	197	103,046	264,423

Cash and cash equivalents, end of year	$66,663	$610	$89,512	$156,785

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$206,672	$(40,834)	$7,990	$173,828

Investing activities
Payments for acquisition of businesses, net of cash received	(33,735)	—	(28,611)	(62,346)
Purchases of property and equipment and other	(9,868)	(13,829)	(7,605)	(31,302)

Net cash used in investing activities	(43,603)	(13,829)	(36,216)	(93,648)

Financing activities
Borrowings under revolving line of credit	25,000	—	—	25,000
Payments of revolving line of credit	(25,000)	—	—	(25,000)
Payments of long-term debt and capital lease obligations	(6,788)	(206)	—	(6,994)
Cash received for settlement of interest rate swaps	5,596	—	—	5,596
Purchase and retirement of common stock	(209,400)	—	—	(209,400)
Net issuance of common stock and other	10,472	—	—	10,472
Excess tax benefits from share based compensation	1,597	—	—	1,597
Intercompany transfers	(96,104)	53,636	42,468	—

Net cash provided by (used in) financing activities	(294,627)	53,430	42,468	(198,729)

Effects of exchange rate changes on cash and cash equivalents	—	—	(1,598)	(1,598)

Net (decrease) increase in cash and cash equivalents	(131,558)	(1,233)	12,644	(120,147)
Cash and cash equivalents, beginning of year	292,738	1,430	90,402	384,570

Cash and cash equivalents, end of year	$161,180	$197	$103,046	$264,423

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$10,705	$141,288	$43,061	$195,054

Investing activities
Payments for acquisition of businesses, net of cash received	(60,958)	—	(2,128)	(63,086)
Purchases of property and equipment and other	(8,572)	(8,858)	(5,570)	(23,000)
Purchases of short-term investments, net of sales	15,000	—	—	15,000

Net cash used in investing activities	(54,530)	(8,858)	(7,698)	(71,086)

Financing activities
Borrowings under revolving line of credit	20,000	—	—	20,000
Payments of revolving line of credit	(20,000)	—	—	(20,000)
Payments of long-term debt and capital lease obligations	(209,233)	(514)	—	(209,747)
Issuance of debt securities, net	390,445	—	—	390,445
Payments of debt financing fees	(3,054)	—	—	(3,054)
Purchase and retirement of common stock	(40,634)	—	—	(40,634)
Net issuance of common stock and other	6,638	—	—	6,638
Excess tax benefits from share based compensation	204	—	—	204
Intercompany transfers	131,477	(131,151)	(326)	—

Net cash provided by (used in) financing activities	275,843	(131,665)	(326)	143,852

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	—	—	(2,122)	(2,122)

Net increase in cash and cash equivalents	232,018	765	32,915	265,698
Cash and cash equivalents, beginning of year	60,720	665	57,487	118,872

Cash and cash equivalents, end of year	$292,738	$1,430	$90,402	$384,570

21. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
Revenues	395,228	396,243	386,055	399,345

Operating expenses
Direct cost of revenues	245,618	248,220	241,614	245,080
Selling, general and administrative expenses	102,589	92,460	88,909	94,058
Special charges	—	26,782	2,775	—
Acquisition-related contingent consideration	557	(3,541)	403	(483)
Amortization of other intangible assets	5,517	5,490	5,766	5,634
Goodwill impairment charge	—	—	—	110,387

	354,281	369,411	339,467	454,676

Operating income (loss)	40,947	26,832	46,588	(55,331)
Interest income and other	3,282	(363)	1,584	1,156
Interest expense	(15,204)	(15,195)	(13,208)	(13,124)
Loss on early extinguishment of debt	—	—	—	(4,850)

Income before income tax provision	29,025	11,274	34,964	(72,149)
Income tax provision	10,594	3,527	12,251	13,728

Net income (loss)	18,431	7,747	22,713	(85,877)

Earnings (loss) per common share—basic	$0.46	$0.19	$0.56	$(2.15)

Earnings (loss) per common share—diluted	$0.43	$0.18	$0.55	$(2.15)

Weighted average common shares outstanding
Basic	40,358	40,592	40,387	39,913

Diluted	43,185	42,074	41,102	39,913

	Quarter Ended
	March 31	June 30	September 30	December 31
2011
Revenues	361,816	400,437	413,802	390,713

Operating expenses
Direct cost of revenues	223,084	250,844	249,975	233,005
Selling, general and administrative expenses	88,303	94,442	97,618	92,932
Special charges	—	15,212	—	—
Acquisition-related contingent consideration	796	799	944	(9,004)
Amortization of other intangible assets	5,454	5,498	5,843	5,576

	317,637	366,795	354,380	322,509

Operating income	44,179	33,642	59,422	68,204
Interest income and other	2,000	2,923	486	895
Interest expense	(15,310)	(14,500)	(14,319)	(14,495)

Income before income tax provision	30,869	22,065	45,589	54,604
Income tax provision	11,611	6,740	16,150	14,723

Net income	19,258	15,325	29,439	39,881

Earnings per common share—basic	$0.44	$0.38	$0.73	$1.00

Earnings per common share—diluted	$0.42	$0.36	$0.70	$0.93

Weighted average common shares outstanding
Basic	43,877	40,587	40,182	39,932

Diluted	45,939	42,912	42,267	42,857

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2012, pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct, or Code of Ethics, which applies to our chairman of the board, president, chief executive officer, chief financial officer, corporate controller and our other financial professionals, as well as our chief operating officer, chief administrative officer, general counsel and chief risk officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at http://www.fticonsulting.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our chairman of the board, president, chief executive officer, chief operating officer, chief financial officer, corporate controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 2 Hamill Road, North Building, Baltimore, Maryland 21210.

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
		Consolidated Balance Sheets — December 31, 2012 and 2011
		Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2012, 2011 and 2010
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2012, 2011 and 2010
		Consolidated Statements of Cash Flows — Years Ended December 31, 2012, 2011 and 2010
		Notes to Consolidated Financial Statements
	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:
		Schedule II — Valuation and Qualifying Accounts
		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise furnished.

FTI Consulting, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions		Deductions**	Balance at End of Period

		Charged to Expense	Charged to Other Accounts*

Year Ended December 31, 2012
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$80,096	$14,179	$13,054	$13,281	$94,048

Valuation allowance for deferred tax asset	$886	$1,053	$—	$—	$1,939

Year Ended December 31, 2011
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$63,205	$12,586	$18,607	$14,302	$80,096

Valuation allowance for deferred tax asset	$—	$886	$—	$—	$886

Year Ended December 31, 2010
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$59,328	$10,720	$9,621	$16,464	$63,205

*	Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).
**	Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits
1.1 **	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.2 **	Purchase Agreement, dated as of July 28, 2005, by and among FTI Consulting, Inc., the guarantors named therein and the Initial Purchasers named therein, relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

1.3 **	Purchase Agreement dated September 27, 2006, by and among FTI Consulting, Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to the 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission, on October 3, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K/A (Amendment No. 2) dated September 27, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
1.4	Underwriting Agreement dated October 3, 2007, by and among FTI Consulting, Inc. and Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman, Sachs & Co. (Filed with the Securities and Exchange Commission on October 3, 2007 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment to Registration Statement on Form S-3 (333-146366) dated October 3, 2007 and incorporated herein by reference.)

2.1 **	Agreement for the Purchase and Sale of Assets dated as of July 24, 2002, by and between PricewaterhouseCoopers LLP and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on July 26, 2002 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 24, 2002 and incorporated herein by reference.)

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

2.5 **	Asset Purchase Agreement dated February 16, 2005, by and among FTI Consulting, Inc., FTI, LLC, FTI Repository Services, LLC, FTI Consulting Ltd., FTI Australia Pty Ltd, Edward J. O’Brien and Christopher R. Priestley, Messrs. Edward J. O’Brien and Christopher R. Priestley trading as the Ringtail Suite Partnership, Ringtail Solutions Pty Ltd, on its behalf and as trustee for Ringtail Unit Trust, Ringtail Solutions, Inc. and Ringtail Solutions Limited. (Filed with the Securities and Exchange Commission on February 23, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 16, 2005 and incorporated herein by reference.)

2.6 **	Asset Purchase Agreement, dated as of May 23, 2005, by and among Cambio Health Solutions, LLC, Cambio Partners, LLC, each of the individuals named in Exhibit A thereto that becomes a party thereto prior to the Closing (as defined therein) by executing a joinder agreement on or after the date thereof, FTI Consulting, Inc, FTI, LLC, FTI Cambio LLC, and the Seller Representative (as defined therein). (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 23, 2005 and incorporated herein by reference.)

2.7 **	Purchase Agreement, dated as of November 15, 2005, by and among FTI Compass, LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, FTI, LLC, a Maryland limited liability company, Competition Policy Associates, Inc., a District of Columbia corporation (the “Company”), and the stockholders of the Company listed on Schedule I thereto. (Filed with the Securities and Exchange Commission on November 19, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 22, 2005 and incorporated by reference herein.)

2.8	Form of Irrevocable Undertaking entered into by Controlling Shareholder Group of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
2.9	Form of Irrevocable Undertaking entered into by Executive Officers of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.10	Form of Irrevocable Undertaking entered into by Other Shareholders of FD International (Holdings) Limited. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.11	Warranty Deed dated as of September 11, 2006 between FTI FD LLC and the Warrantors named therein. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

2.12 **	Asset Purchase Agreement dated March 31, 2008 by and among FTI Consulting, Inc., FTI SMC Acquisition LLC, The Schonbraun McCann Consulting Group LLC, the individuals listed on Schedule I thereto and Bruce Schonbraun as the Members’ Representative. The registrant has requested confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Act. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission. (Filed with the SEC on April 4, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2008 and incorporated herein by reference.)

2.13 **	Agreement and Plan of Merger, dated as of June 9, 2008, by and among FTI Consulting, Inc., Attenex Corporation, Ace Acquisition Corporation, and Richard B. Dodd and William McAleer, as the Shareholder Representatives. (Filed with the SEC on June 12, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 9, 2008 and incorporated herein by reference.)

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the Securities and Exchange Commission on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated as of December 18, 2008. (Filed with the Securities and Exchange Commission on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to By-Laws of FTI Consulting, Inc. dated as of February 25, 2009. (Filed with the Securities and Exchange Commission on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

3.5	Articles of Amendment dated June 1, 2011 to Charter of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.6	Bylaws of FTI Consulting, Inc., as Amended and Restated on June 1, 2011. (Filed with the Securities and Exchange Commission on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

4.1	Indenture dated August 2, 2005 among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to 7 5/8% Senior Notes due 2013. (Filed with the SEC on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.2	Indenture, dated as of August 2, 2005, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee, relating to 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.3	Form of Note (included as Exhibit A to Exhibit 4.1). (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of August 2, 2005, among FTI Consulting, Inc., Goldman, Sachs & Co. and Banc of America Securities LLC. (Filed with the Securities and Exchange Commission on August 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

4.5	First Supplemental Indenture relating to the 7 5/8% Senior Notes due 2013, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors named therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.6	First Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of December 16, 2005, by and among FTI Consulting, Inc., the guarantors named therein, FTI Compass, LLC, FTI Investigations, LLC and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Amendment no. 1 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.7	Second Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of February 22, 2006, by and among FTI Consulting, Inc., the guarantors named therein, Competition Policy Associates, Inc. and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 24, 2006 as an exhibit to FTI Consulting, Inc.’s Post-Effective Amendment no. 2 to its Registration Statement on Form S-3 and incorporated herein by reference.)

4.8	Second Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of February 22, 2006, by and among FTI Consulting, Inc., Competition Policy Associates, Inc., a District of Columbia corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.9	Third Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

4.10	Third Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI International Risk, LLC, a Maryland limited liability company, International Risk Limited, a Delaware corporation, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 9, 2006 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.11	Indenture dated as of October 3, 2006, relating to the 7 3/4% Senior Notes due 2016, by and among FTI Consulting, Inc., the guarantors named therein and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.12	Form of Note relating to 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.13	Form of Put and Call Option Agreement. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

4.14	Fourth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 15, 2006, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.15	Fourth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of November 7, 2006, by and among FTI Consulting, Inc., FTI FD LLC, a Maryland limited liability company, FTI BKS Acquisition LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.16	First Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of December 11, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, International Risk Limited, a Delaware Corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.17	Fifth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of December 7, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, FTI Holder LLC, a Maryland limited liability company, the other guarantors named therein, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

4.18	Fifth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of December 7, 2006, by and among FTI Consulting, Inc., FD U.S. Communications Inc., a New York corporation, FD MWA Holdings, Inc., a Delaware corporation, Dittus Communications Inc., a District of Columbia corporation, FTI Holder LLC, a Maryland limited liability company, and the other guarantors named therein, and Wilmington Trust Company. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.19	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.20	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.21	Release entered into as of January 2, 2007 by Wilmington Trust Company in favor of Teklicon, Inc. releasing Teklicon’s unconditional guarantee of FTI Consulting, Inc.’s obligations under its 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

4.22	Sixth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of December 27, 2007, among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., a Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, an Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

4.23	Sixth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., a Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, an Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

4.24	Second Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of December 31, 2007, by and among FTI Consulting, Inc., FTI General Partner LLC, a Maryland limited liability company, Stratcom Hispanic, Inc., Florida corporation, FTI Consulting LLC, a Maryland limited liability company, FTI Hosting LLC, a Maryland limited liability company, Ashton Partners, LLC, a Illinois limited liability company, and FTI US LLC, a Maryland limited liability company, the other Guarantors and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on February 29, 2008 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

4.25	Seventh Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of May 23, 2008, among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.26	Seventh Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of May 23, 2008 among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.27	Eighth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of September 24, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation (the “Company”), the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.28	Eighth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of September 24, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.29	Third Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of May 22, 2008, among FTI RMCG Acquisition LLC, a Maryland limited liability company, FTI SMC Acquisition LLC, a Maryland limited liability company, and RMCG Consulting, Inc., a Florida corporation, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.30	Fourth Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of September 26, 2008, among Attenex Corporation, a Washington corporation and FD Kinesis, LLC, a New Jersey limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

4.31	Ninth Supplemental Indenture relating to 7 5/8% Senior Notes due 2013, dated as of May 15, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.32	Ninth Supplemental Indenture relating to 3 3/4% Convertible Senior Subordinated Notes due July 15, 2012, dated as of May 15, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

4.33	Fifth Supplemental Indenture relating to 7 3/4% Senior Notes due 2016, dated as of May 12, 2009, among FTI CXO Acquisition LLC, a Maryland limited liability company, and FTI Consulting Canada LLC, a Maryland limited liability company, FTI Consulting, Inc., a Maryland corporation, the other Guarantors (as defined in the Indenture referred to therein) and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on August 10, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.)

4.34	Tenth Supplemental Indenture, dated September 28, 2010, among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, relating to FTI Consulting, Inc.’s 7 5/8% Senior Notes due 2013. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.35	Indenture, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, relating to FTI Consulting, Inc.’s 6 3/4% Senior Notes due 2020. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.36	Form of 6 3/4% Senior Notes due 2020 (included in Exhibit 4.35). (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.37	Form of Notation of Guarantee (included in Exhibit 4.35). (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.38	Registration Rights Agreement, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Banc of America Securities LLC. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.39	Tenth Supplemental Indenture relating to the 3 3/4% Senior Subordinated Convertible Notes due July 15, 2012, dated as of July 10, 2012, by and among FTI Consulting, Inc., the other guarantors named therein, Sports Analytics LLC, a Maryland limited liability company, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 8, 2012 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.)

4.40	Sixth Supplemental Indenture relating to the 7 3/4% Senior Notes due 2016, dated as of July 10, 2012, by and among FTI Consulting, Inc., the other Guarantors, Sports Analytics LLC, a Maryland limited liability company, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 8, 2012 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
4.41	First Supplemental Indenture relating to the 6 3/4% Senior Notes due 2020, dated as of July 10, 2012, by and among FTI Consulting, Inc., the other Guarantors, Sports Analytics LLC, a Maryland limited liability company, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 8, 2012 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.)

4.42	Seventh Supplemental Indenture, dated as of November 27, 2012, among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, relating to FTI Consulting, Inc.’s 7 3/4% Senior Notes due 2016. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

4.43	Indenture, dated as of November 27, 2012, among FTI Consulting, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to FTI Consulting, Inc.’s 6.0% Senior Notes due 2022. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

4.44	Form of Notation of Guarantee of 6.0% Senior Notes due 2022 (included in Exhibit 4.2 to the Indenture, dated as of November 27, 2012, among FTI Consulting, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to FTI Consulting, Inc.’s 6.0% Senior Notes due 2022 filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.).

4.45	Registration Rights Agreement, dated November 27, 2012, among FTI Consulting, Inc., the guarantors party thereto and J.P. Morgan Securities LLC. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

10.1 *	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.2 *	Employment Agreement dated September 20, 2004 between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.3 *	Restricted Stock Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.4 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed and incorporated herein by reference.)

10.5 *	Amendment dated September 23, 2004 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 9, 2004 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.6 *	Restricted Stock Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated September 23, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.7 *	Employment Agreement dated as of November 1, 2005 between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.8 *	Restricted Stock Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.9 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dominic DiNapoli, dated as of November 1, 2005. (Filed with the Securities and Exchange Commission on November 2, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 1, 2005 and incorporated herein by reference.)

10.10 *	FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated as of April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.11 *	Form of Incentive Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.12 *	Form of Restricted Stock Agreement used with 2004 Long-Term Incentive Plan, as amended. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.13 *	Form of Incentive Stock Option Agreement used with 1997 Stock Option Plan, as amended. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.14 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of October 28, 2004. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.15 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of February 17, 2005. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 28, 2005 and incorporated herein by reference.)

10.16 *	Written Summary of Non-Employee Director Compensation approved by the Board of Directors of FTI Consulting, Inc. on April 27, 2005. (Filed with the Securities and Exchange Commission on May 3, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.)
10.17 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan, established effective April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.18 *	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.19 *	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.20 *	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Unit Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.21 *	Form of Nonqualified Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

10.22 *	Restricted Stock Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

10.23 *	Stock Option Agreement between FTI Consulting, Inc. and John A. MacColl dated as of January 9, 2006. (Filed with the Securities and Exchange Commission on March 7, 2006 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

10.24 *	Amendment to FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated effective April 27, 2005. (Filed with the Securities and Exchange Commission on March 31, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2006 and incorporated herein by reference.)

10.25 *	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.26 *	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective as of April 27, 2005, as further amended. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.27 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission, on June 6, 2006 as exhibit 4.3 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.28 *	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)
10.29 *	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.30 *	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.31 *	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.32 *	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.33 *	FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.34 *	Offer Letter dated January 9, 2006 to and accepted by John A. MacColl. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.35 *	Offer Letter dated May 17, 2005 to and accepted by David G. Bannister. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.36	Exchange and Registration Rights Agreement dated as of October 3, 2006, relating to 7 3/4% Senior Notes due 2016, by and among FTI, the guarantors named therein and the Initial Purchasers named therein. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.37 **	Parent Guaranty Agreement dated as of October 4, 2006, between FTI Consulting, Inc. and FTI FD Inc. (Filed with the Securities and Exchange Commission on October 10, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.38 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, Amended and Restated Effective October 25, 2006. (Filed with the Securities and Exchange Commission on October 26, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2006 and incorporated herein by reference.)

10.39 *	FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.40 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix II: Australian Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)
10.41 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix III: Ireland Sub-Plan. (Filed with the Securities Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.42 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix IV: United Kingdom Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.43 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.44 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.45 *	FTI Consulting, Inc. Non-Qualified Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

10.46 *	Amendment No. 1 made and entered into as of April 23, 2007 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on April 26, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 23, 2007 and incorporated herein by reference.)

10.47 *	Offer Letter dated June 14, 2007 to and accepted by Jorge A. Celaya (Filed with the Securities and Exchange Commission on July 10, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 9, 2007 and incorporated herein by reference.)

10.48 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.49 *	FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.50 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.51 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarter Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)
10.52 *	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.53 *	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.54 *	Form of Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.55 *	FTI Consulting, Inc. 2004 Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.56 *	Form of FTI Consulting, Inc. 2004 Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.57 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.58 *	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.59 *	Form of Incentive Stock Option Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as amended and restated. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.60 ** *	Amendment No. 2 effective as of August 11, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.61 *	Amendment No. 3 as of December 31, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)
10.62 *	Amendment No. 2 as of December 31, 2008 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.63 *	Amendment No. 1 as of December 31, 2008 to the Employment Agreement dated as of November 1, 2005 by and between Dominic DiNapoli and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.64 ** *	Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.65 *	Amendment as of August 1, 2008 to the Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.66 *	Second Amendment as of December 16, 2008 to the Employment Agreement by and among, FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.67 *	Amendment made and entered into as of December 31, 2008 to Offer Letter dated June 14, 2007 to and accepted by Jorge A. Celaya. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.68 *	Employment Letter dated as of December 31, 2008 to and accepted by Roger Carlile. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.69 *	Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.70 *	Amendment made and entered into as of December 31, 2008 to Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.71 *	Amendment No. 1 dated March 31, 2009 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan (Amended and Restated Effective as of February 20, 2008). (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)

10.72 ** *	Amendment No. 3 to Employment Agreement made and entered into as of January 2, 2009 by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)
10.73 *	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 23, 2009 as an exhibit to FTI Consulting, Inc.’s Proxy Statement and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.74 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.75 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.76 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.77 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.78 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.79 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Nonstatutory Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.80 *‡	Separation Agreement dated as of July 27, 2009, by and among FD U.S. Communications, Inc., FTI Consulting, Inc. and Declan Kelly (Filed with the Securities and Exchange Commission on November 6, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.81 ‡**	Master Confirmation Accelerated Share Buyback Agreement dated November 9, 2009. (Filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 9, 2009 and incorporated herein by reference).

10.82 ‡**	Supplemental Confirmation dated November 9, 2009. (Filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 9, 2009 and incorporated herein by reference).

10.83 *	Separation Agreement dated March 24, 2010 between FTI Consulting, Inc. and Jorge A. Celaya. (Filed with the Securities and Exchange Commission on March 26, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 24, 2010 and incorporated herein by reference.)

10.84 *	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Cash-Based Performance Award Agreement. (Filed with the Securities and Exchange Commission on March 29, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 25, 2010 and incorporated herein by reference.)
10.85 *	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan [as Amended and Restated Effective as of June 2, 2010. (Filed with the Securities and Exchange Commission on April 23, 2010 as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement dated April 23, 2010 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.86 *	Offer Letter, as amended, dated March 23, 2010, between FTI Consulting, Inc. and Eric B. Miller. (Filed with the Securities and Exchange Commission on May 6, 2010 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.)

10.87 *	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.88 *	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.89 *	Amendment No. 2 dated as of June 2, 2010 to Employment Agreement dated as of November 1, 2005, as amended, by and between FTI Consulting, Inc. and Dominic DiNapoli. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.90 *	Amendment dated June 2, 2010 to Offer Letter dated May 17, 2005 to David G. Bannister. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.91 *	Amendment dated June 2, 2010 to Employment Letter dated December 31, 2008 to Roger D. Carlile. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.92 *	Second Amended Offer Letter dated June 2, 2010 to Eric B. Miller. (Filed with the Securities and Exchange Commission on August 5, 2010 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.93 **	Credit Agreement, dated as of September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

10.94 **	Security Agreement, dated as of September 27, 2010, by and among grantors party thereto and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

10.95	Pledge Agreement, dated as of September 27, 2010, by and among pledgors party thereto and Bank of America, N.A., as administrative agent

10.96 *	Amendment No. 5 dated as of February 23, 2011 to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (333-173096) and incorporated herein by reference.)
10.97 *	Amendment No. 5 dated as of February 23, 2011 to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (333-173096) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.98 ‡‡	Supplemental Confirmation dated March 2, 2011. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (333-173096) and incorporated herein by reference.)

10.99 *	FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 11, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.100 *	Amendment No. 6 dated as of December 13, 2011, to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on December 15, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2011 and incorporated herein by reference.)

10.101 *	Amendment No. 4 dated as of October 31, 2011 to Employment Agreement dated as of November 1, 2005, as amended by and between FTI Consulting, Inc. and Dominic DiNapoli. (Filed with the Securities and Exchange Commission on February 26, 2012 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.)

10.102 *	Amendment No. 3 dated as of March 21, 2011 to Employment Agreement dated as of November 1, 2005, as amended, by and between FTI Consulting, Inc. and Dominic DiNapoli. (Filed with the Securities and Exchange Commission on February 26, 2012 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.)

10.103 *	Amendment No. 6 dated as of April 5, 2012, to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on April 10, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 4, 2012 and incorporated herein by reference.)

10.104	Amendment No. 1 dated as of May 29, 2012, to the Credit Agreement, dated as of September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on August 2, 2012 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.)

10.105 **	Credit Agreement, dated as of November 27, 2012, among FTI Consulting, Inc., the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

10.106 **	Security Agreement, dated as of November 27, 2012, by and among grantors party thereto and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

10.107 **	Pledge Agreement, dated as of November 27, 2012, by and among pledgors party thereto and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)
11.1 †	Computation of Earnings Per Share (included in Note 1 to the Consolidated Financial Statements included in Part II — Item 8 herein).

Exhibit Number	Description of Exhibits

14.0 †	FTI Consulting, Inc. Code of Ethics and Business Conduct, as amended and restated effective September 12, 2012.

21.1 †	Subsidiaries of FTI Consulting, Inc.

23.0 †	Consent of KPMG LLP

31.1 †	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2 †	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1 †	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2 †	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Policy on Disclosure Controls, as last amended and restated effective as of May 14, 2008. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

99.2 †	Policy on Inside Information and Insider Trading, as amended and restated effective September 12, 2012.

99.3 †	Corporate Governance Guidelines, as last amended and restated effective as of March 28, 2012.

99.5	Categorical Standards of Director Independence, as last amended and restated effective as of February 25, 2009.

99.6	Charter of Audit Committee of the Board of Directors, as last amended and restated effective as of February 23, 2011. (Filed with the Securities and Exchange Commission on April 11, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

99.7	Charter of the Compensation Committee of the Board of Directors, as last amended and restated effective as of February 23, 2011. (Filed with the Securities and Exchange Commission on April 11, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

99.8	Charter of the Nominating and Corporate Governance Committee, as last amended and restated effective as of December 16, 2009. (Filed with the Securities and Exchange Commission on February 26, 2010 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference.)

99.9 †	Anti-Corruption Policy, as amended and restated effective September 12, 2012.

Exhibit Number	Description of Exhibits
101	The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2010, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**	With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits, schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
‡	Certain portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Act of 1933, as amended, which was granted by the Securities and Exchange Commission on January 11, 2010.
‡‡	Certain portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Act of 1933, as amended, which was granted by the Securities and Exchange Commission on May 24, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 28t h day of February 2013.

FTI CONSULTING, INC.

By:	/s/ JACK B. DUNN, IV
Name:	Jack B. Dunn, IV
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Chairman of the Board	February 28, 2013

/s/ JACK B. DUNN, IV Jack B. Dunn, IV	Chief Executive Officer and President and Director (Principal Executive Officer)	February 28, 2013

/s/ ROGER D. CARLILE Roger D. Carlile	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ CATHERINE M. FREEMAN Catherine M. Freeman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013

/s/ BRENDA J. BACON Brenda J. Bacon	Director	February 28, 2013

/s/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	February 28, 2013

/s/ CLAUDIO COSTAMAGNA Claudio Costamagna	Director	February 28, 2013

/s/ JAMES W. CROWNOVER James W. Crownover	Director	February 28, 2013

/s/ VERNON ELLIS Vernon Ellis	Director	February 28, 2013

/s/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director	February 28, 2013

/s/ MARC HOLTZMAN Marc Holtzman	Director	February 28, 2013

/s/ HENRIQUE DE CAMPOS MEIRELLES Henrique de Campos Meirelles	Director	February 28, 2013

/s/ GEORGE P. STAMAS George P. Stamas	Director	February 28, 2013