Form 10-Q
period 2013-03-31
FTI CONSULTING INC
filed 2013-05-09
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common stock, par value $0.01 per share	40,306,832

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$100,703	$156,785
Restricted cash	1,118	1,190
Accounts receivable:
Billed receivables	334,539	314,491
Unbilled receivables	234,961	208,797
Allowance for doubtful accounts and unbilled services	(98,904)	(94,048)

Accounts receivable, net	470,596	429,240
Current portion of notes receivable	32,452	33,194
Prepaid expenses and other current assets	43,157	50,351
Current portion of deferred tax assets	3,703	3,615

Total current assets	651,729	674,375
Property and equipment, net of accumulated depreciation	66,706	68,192
Goodwill	1,252,440	1,260,035
Other intangible assets, net of amortization	101,858	104,181
Notes receivable, net of current portion	100,948	101,623
Other assets	65,771	67,046

Total assets	$2,239,452	$2,275,452

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$97,877	$98,109
Accrued compensation	132,109	168,392
Current portion of long-term debt and capital lease obligations	6,021	6,021
Billings in excess of services provided	33,238	31,675

Total current liabilities	269,245	304,197
Long-term debt and capital lease obligations, net of current portion	717,024	717,024
Deferred income taxes	111,440	105,751
Other liabilities	83,415	80,248

Total liabilities	1,181,124	1,207,220

Commitments and contingent liabilities (notes 8, 10 and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—40,208 (2013) and 40,755 (2012)	402	408
Additional paid-in capital	349,909	367,978
Retained earnings	764,895	741,215
Accumulated other comprehensive loss	(56,878)	(41,369)

Total stockholders’ equity	1,058,328	1,068,232

Total liabilities and stockholders’ equity	$2,239,452	$2,275,452

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2013	2012
Revenues	$407,178	$395,228

Operating expenses
Direct cost of revenues	258,480	245,618
Selling, general and administrative expense	96,647	102,589
Special charges	427	—
Acquisition-related contingent consideration	731	557
Amortization of other intangible assets	5,564	5,517

	361,849	354,281

Operating income	45,329	40,947

Other income (expense)
Interest income and other	937	3,282
Interest expense	(12,715)	(15,204)

	(11,778)	(11,922)

Income before income tax provision	33,551	29,025
Income tax provision	9,871	10,594

Net income	$23,680	$18,431

Earnings per common share—basic	$0.60	$0.46

Earnings per common share—diluted	$0.58	$0.43

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	$(15,509)	$12,849

Other comprehensive income (loss), net of tax	$(15,509)	12,849

Comprehensive income	$8,171	$31,280

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance December 31, 2012	40,755	$408	$367,978	$741,215	$(41,369)	$1,068,232
Net income	—	—	—	23,680	—	23,680
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(15,509)	(15,509)
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $180	98	1	2,538	—	—	2,539
Restricted share grants, less net settled shares of 115	182	1	(3,945)	—	—	(3,944)
Stock units issued under incentive compensation plan	—	—	2,825	—	—	2,825
Business combinations	—	—	(792)	—	—	(792)
Purchase and retirement of common stock	(827)	(8)	(28,750)	—	—	(28,758)
Share-based compensation	—	—	10,055	—	—	10,055

Balance March 31, 2013	40,208	$402	$349,909	$764,895	$(56,878)	$1,058,328

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$23,680	$18,431
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,006	7,496
Amortization of other intangible assets	5,564	5,517
Acquisition-related contingent consideration	731	557
Provision for doubtful accounts	4,094	4,569
Non-cash share-based compensation	10,055	10,553
Excess tax benefits from share-based compensation	(124)	(55)
Non-cash interest expense	670	1,933
Other	(11)	73
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(47,711)	(21,996)
Notes receivable	(227)	(14,481)
Prepaid expenses and other assets	531	(7,735)
Accounts payable, accrued expenses and other	16,603	17,694
Income taxes	2,937	(15,627)
Accrued compensation	(28,862)	(67,079)
Billings in excess of services provided	1,760	2,329

Net cash used in operating activities	(2,304)	(57,821)

Investing activities
Payments for acquisition of businesses, net of cash received	(14,676)	(18,595)
Purchases of property and equipment	(7,323)	(4,756)
Other	12	16

Net cash used in investing activities	(21,987)	(23,335)

Financing activities
Payments of long-term debt and capital lease obligations	—	(156)
Purchase and retirement of common stock	(28,758)	—
Net issuance of common stock under equity compensation plans	(1,335)	(647)
Excess tax benefits from share-based compensation	124	55
Other	(224)	(370)

Net cash used in financing activities	(30,193)	(1,118)

Effect of exchange rate changes on cash and cash equivalents	(1,598)	289

Net decrease in cash and cash equivalents	(56,082)	(81,985)
Cash and cash equivalents, beginning of period	156,785	264,423

Cash and cash equivalents, end of period	$100,703	$182,438

Supplemental cash flow disclosures
Cash paid for interest	$321	$2,864
Cash paid for income taxes, net of refunds	6,970	26,222
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	2,825	3,079

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of FTI Consulting, Inc. including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”) presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 15 “Segment Reporting” for information on our segment reclassification. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

2. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, and, for the three months ended March 31, 2012, shares issuable upon the potential conversion of our 3 3/4% senior subordinated convertible notes that were due on July 15, 2012 (“Convertible Notes”), each using the treasury stock method. In addition, the conversion feature of our Convertible Notes had a dilutive effect on our earnings per share for the three months ended March 31, 2012, assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during the period, because the average closing price per share of our common stock for such periods was above the conversion price of the Convertible Notes of $31.25 per share.

	Three Months Ended March 31,
	2013	2012
Numerator—basic and diluted
Net income	$23,680	$18,431

Denominator
Weighted average number of common shares outstanding—basic	39,403	40,358
Effect of dilutive stock options	595	963
Effect of dilutive convertible notes	—	1,159
Effect of dilutive restricted shares	622	705

Weighted average number of common shares outstanding—diluted	40,620	43,185

Earnings per common share—basic	$0.60	$0.46

Earnings per common share—diluted	$0.58	$0.43

Antidilutive stock options and restricted shares	3,486	2,081

3. New Accounting Standards Not yet Adopted

In March 2013, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

4. Special Charges

During the year ended December 31, 2012, we recorded special charges totaling $29.6 million, of which $5.0 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments, to address certain targeted practices within our Corporate Finance/Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions included the termination of 116 employees, the consolidation of leased office space within nine office locations and certain other actions.

During the three months ended March 31, 2013, we recorded an adjustment to the special charge recorded in 2012 of approximately $0.4 million, primarily related to the consolidation of office spaces previously vacated. These charges reflect the changes to sublease terms and associated costs for those locations for which actual subleases have been entered into during the three months ended March 31, 2013, as well as the impact of updated forecasts of expected sublease income and employee termination costs.

The following table details the special charge adjustments by segment for the quarter ended Mach 31, 2013:

Corporate Finance/Restructuring	$68
Forensic and Litigation Consulting	173
Economic Consulting	(4)
Technology	14
Strategic Communications	64

315
Unallocated Corporate	112

Total	$427

We did not record any special charges in the three months ended March 31, 2012.

The total cash outflow associated with the special charges is expected to be $24.9 million, of which $10.9 million has been paid as of March 31, 2013. Approximately, $5.6 million is expected to be paid during the remainder of 2013, $2.7 million is expected to be paid in 2014, $1.2 million is expected to be paid in 2015, $0.8 million is expected to be paid in 2016, and the remaining balance of $3.7 million related to lease costs will be paid from 2017 to 2025. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Activity related to the liability for these costs for the three months ended March 31, 2013 is as follows:

	Employee Termination Costs	Lease Costs	Total
Balance at December 31, 2012	$6,696	$8,517	$15,213
Additions	(100)	527	427
Payments	(941)	(696)	(1,637)
Foreign currency translation adjustment and other	(3)	—	(3)

Balance at March 31, 2013	$5,652	$8,348	$14,000

5. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income. The provision for doubtful accounts totaled $4.1 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.0 million and $6.5 million for the three months ended March 31, 2013 and 2012, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2013 and December 31, 2012, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at March 31, 2013 was $774 million compared to a carrying value of $723 million. At December 31, 2012, the fair value of our long-term debt was $762 million compared to a carrying value of $723 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/4% Senior Notes Due 2020 (“2020 Notes”) and 6.0% Senior Notes Due 2022 (“2022 Notes”). The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

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

The significant unobservable inputs used in the fair value measurements of our acquisition-related contingent consideration are our measures of the future profitability and related cash flows and discount rates. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is accompanied by a directionally opposite change in the fair value measurement and a change in the assumptions used for the future cash flows is accompanied by a directionally similar change in the fair value measurement. The fair value of the contingent consideration is reassessed on a quarterly basis by the Company based on a collaborative effort of the Company’s operations, finance and accounting groups using additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. There were no remeasurement gains or losses recognized during the three months ended March 31, 2013 or 2012.

Accretion expense for acquisition-related contingent consideration totaled $0.7 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

The following table represents the change in the acquisition-related contingent consideration liability during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2012
Beginning balance	$16,426	$14,990
Acquisitions(1)	(848)	—
Adjustments to fair value recorded in earnings(2)	731	557
Payments	—	(370)
Unrealized gains (losses) related to currency translation in other comprehensive income	(13)	99

Ending balance	$16,296	$15,276

(1)	Includes adjustments during the purchase price allocation period.

(2)

Adjustments to fair value related to accretion and remeasurement of contingent consideration are recorded in “Acquisition-related contingent consideration” on the Condensed Consolidated Statements of Comprehensive Income.

The following table presents financial liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2013
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$16,296	$16,296
As of December 31, 2012
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$16,426	$16,426

8. Acquisitions

Certain acquisition related restricted stock agreements entered into prior to January 1, 2009 contained stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During the three months ended March 31, 2013, we paid $0.8 million in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in-capital on the Condensed Consolidated Balance Sheets. In April

2013, we paid $2.8 million in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted. Our remaining common stock price guarantee provision has a stock floor price of $54.33 per share and has a determination date in June 2013.

2013 Acquisitions

In April 2013, we completed an acquisition in Australia for our Corporate Finance/Restructuring segment. The purchase price includes initial consideration with an approximate value of $26 million plus acquisition-related contingent consideration, which is payable annually through December 31, 2017 if the acquired business meets certain performance measures. The results of the acquired business will be included in our consolidated results of operations beginning on April 3, 2013, the date of the completion of the acquisition, and therefore are not included in our consolidated results of operations for the three months ended March 31, 2013. We are currently evaluating the fair values of the assets acquired, liabilities assumed and acquisition-related contingent consideration.

In March 2013, we completed an acquisition in the United States for our Strategic Communications segment. The purchase price includes initial consideration with a value of $7.3 million plus acquisition-related contingent consideration, which is payable annually through December 31, 2017 if the acquired business meets certain performance measures, and is subject to an $8.0 million aggregate cap.

In January 2013, we completed an acquisition in the United States for our Forensic and Litigation Consulting segment. The purchase price includes cash consideration with a value of $1.8 million.

For acquisitions completed during the three months ended March 31, 2013, as part of the preliminary purchase price allocations, we recorded $2.0 million in identifiable intangible assets and $8.8 million in goodwill. Pro forma results of operations were not presented because these acquisitions were not material in relation to our consolidated financial position or results of operations for the periods presented.

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the three months ended March 31, 2013, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at December 31, 2012	$469,050	$198,957	$247,718	$118,035	$226,275	$1,260,035
Acquisitions (1)	(6,317)	1,441	—	—	7,390	2,514
Foreign currency translation adjustment and other	(503)	(1,781)	(553)	(107)	(7,165)	(10,109)
Intersegment transfers in/(out)(2)	(31,471)	31,471	—	—	—	—

Balances at March 31, 2013	$430,759	$230,088	$247,165	$117,928	$226,500	$1,252,440

(1)	Includes adjustments during the purchase price allocation period.

(2)

Includes the reclassification of the Corporate Finance/Restructuring segment’s healthcare practice into the Forensic and Litigation Consulting segment. See Note 15 “Segment Reporting” for information on this segment reclassification.

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $5.6 million and $5.5 million for the three months ended March 31, 2013 and 2012, respectively. Based solely on the amortizable intangible assets recorded as of March 31, 2013, we estimate amortization expense to be $16.6 million during the remainder of 2013, $13.3 million in 2014, $12.2 million in 2015, $10.7 million in 2016, $9.7 million in 2017, $7.5 million in 2018, and $26.3 million in years after 2018. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, change in value due to foreign currency translation, or other factors.

	Useful Life in Years	March 31, 2013		December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived intangible assets
Customer relationships	1 to 15	$149,988	$61,774	$151,990	$64,095
Non-competition agreements	1 to 10	11,823	9,061	15,184	11,158
Software	2 to 10	33,980	28,981	33,979	27,424
Tradenames	2	380	97	180	75

		196,171	99,913	201,333	102,752
Indefinite-lived intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$201,771	$99,913	$206,933	$102,752

10. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	March 31, 2013	December 31, 2012
6 3/4% senior notes due 2020	$400,000	$400,000
6.0% senior notes due 2022	300,000	300,000
Notes payable to former shareholders of acquired businesses	23,000	23,000

Total debt	723,000	723,000
Less current portion	6,000	6,000

Long-term debt, net of current portion	717,000	717,000

Total capital lease obligations	45	45
Less current portion	21	21

Capital lease obligations, net of current portion	24	24

Long-term debt and capital lease obligations, net of current portion	$717,024	$717,024

11. Commitments and Contingencies

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the resolutions of such actions. We do not believe any potential settlement or judgment would materially affect our financial position or results of operations.

12. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended March 31, 2013, we granted an aggregate of 755,762 share-based awards, consisting primarily of restricted stock awards, restricted stock units and stock options.

Total share-based compensation expense for the three months ended March 31, 2013 and 2012 is detailed in the following table:

	Three Months Ended March 31,
Comprehensive Income Statement Classification	2013	2012
Direct cost of revenues	$6,957	$6,383
Selling, general and administrative expense	2,976	3,920

Total share-based compensation expense	$9,933	$10,303

13. Income Taxes

Our liability for uncertain tax positions was $2.1 million and $3.8 million at March 31, 2013 and December 31, 2012, respectively. During the first quarter of 2013, the Company effectively settled certain prior year tax matters. As a result, the Company reversed approximately $2.2 million of its liability for uncertain tax positions, which reduced income tax expense and reduced the Company’s effective tax rate to 29.4% for the quarter. Excluding the impact of this item, the Company’s effective tax rate would have been 37.1%.

14. Stockholders’ Equity

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the three months ended March 31, 2013, we repurchased and retired 826,800 shares of our common stock for an average price per share of $34.78, with a value equivalent to approximately $28.8 million. During the year ended December 31, 2012 we repurchased and retired 1,681,029 shares of our common stock for an average price per share of $29.76 with a value equivalent to approximately $50.0 million. As of March 31, 2013, a balance of approximately $171.2 million remained available under the Repurchase Program.

15. Segment Reporting

We manage our business in five reportable segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, mergers and acquisitions, post-acquisition integration, valuations, tax issues and performance improvement.

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics, risk mitigation services as well as interim management and performance improvement services for our health solutions practice clients.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the United States and around the world.

Our Technology segment provides electronic discovery and information management consulting, software and services to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information, including e-mail, computer files, voicemail, instant messaging, and financial and transactional data.

Our Strategic Communications segment provides advice and consulting services relating to financial and corporate communications and investor relations, reputation management and brand communications, public affairs, business consulting and digital design and marketing.

Effective in the first quarter of 2013, we modified our reportable segments to reflect changes in how we operate our business and the related internal management reporting. The Company’s healthcare practices from both our Corporate Finance/Restructuring segment and our Forensic and Litigation Consulting segment have been combined under a single organizational structure. This single integrated practice, our health solutions practice, is now aggregated in its entirety within the Forensic and Litigation Consulting reportable segment. Prior period Corporate Finance/Restructuring and Forensic and Litigation Consulting segment information has been reclassified to conform to the current period presentation.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Revenues
Corporate Finance/Restructuring	$99,080	$96,874
Forensic and Litigation Consulting	100,724	103,635
Economic Consulting	115,194	100,052
Technology	46,704	49,660
Strategic Communications	45,476	45,007

Revenues	$407,178	$395,228

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$19,085	$24,171
Forensic and Litigation Consulting	12,811	14,670
Economic Consulting	26,194	18,424
Technology	13,716	13,215
Strategic Communications	3,554	4,529

Total Adjusted Segment EBITDA(1)	$75,360	$75,009

(1)	Total Adjusted Segment EBITDA is the total of Adjusted Segment EBITDA for all segments.

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended March 31,
	2013	2012
Total Adjusted Segment EBITDA(1)	$75,360	$75,009
Segment depreciation expense	(6,876)	(6,273)
Amortization of other intangible assets	(5,564)	(5,517)
Special charges	(427)	—
Unallocated corporate expenses, excluding special charges	(17,164)	(22,272)
Interest income and other	937	3,282
Interest expense	(12,715)	(15,204)

Income before income tax provision	$33,551	$29,025

(1)	Total Adjusted Segment EBITDA is the total of Adjusted Segment EBITDA for all segments.

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our senior bank credit facility and senior notes. The guarantees are full and unconditional and joint and several. All of our guarantors are 100%-owned, direct or indirect, subsidiaries. The following financial information presents condensed consolidating balance sheets, statements of comprehensive income and statements of cash flows for FTI Consulting, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of March 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$28,041	$281	$72,381	$—	$100,703
Restricted cash	—	—	1,118	—	$1,118
Accounts receivable, net	160,897	169,988	139,711	—	$470,596
Intercompany receivables	—	692,705	4,368	(697,073)	$—
Other current assets	42,003	18,398	18,911	—	$79,312

Total current assets	230,941	881,372	236,489	(697,073)	651,729
Property and equipment, net	35,457	17,731	13,518	—	$66,706
Goodwill	559,474	426,108	266,858	—	$1,252,440
Other intangible assets, net	36,399	23,528	72,725	(30,794)	$101,858
Investments in subsidiaries	1,732,702	484,160	—	(2,216,862)	$—
Other assets	86,998	64,559	26,090	(10,928)	$166,719

Total assets	$2,681,971	$1,897,458	$615,680	$(2,955,657)	$2,239,452

Liabilities
Intercompany payables	$647,041	$39,162	$10,870	$(697,073)	$—
Other current liabilities	96,740	73,601	98,904	—	$269,245

Total current liabilities	743,781	112,763	109,774	(697,073)	269,245
Long-term debt, net	700,024	17,000	—	—	$717,024
Other liabilities	179,838	15,071	10,874	(10,928)	$194,855

Total liabilities	1,623,643	144,834	120,648	(708,001)	1,181,124
Stockholders’ equity	1,058,328	1,752,624	495,032	(2,247,656)	$1,058,328

Total liabilities and stockholders’ equity	$2,681,971	$1,897,458	$615,680	$(2,955,657)	$2,239,452

Condensed Consolidating Balance Sheet Information as of December 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$66,663	$610	$89,512	$—	$156,785
Restricted cash	—	—	1,190	—	1,190
Accounts receivable, net	140,254	149,253	139,733	—	429,240
Intercompany receivables	7,053	674,136	23,185	(704,374)	—
Other current assets	46,978	20,469	19,713	—	87,160

Total current assets	260,948	844,468	273,333	(704,374)	674,375
Property and equipment, net	37,411	16,477	14,304	—	68,192
Goodwill	558,473	418,789	282,773	—	1,260,035
Other intangible assets, net	36,826	23,975	74,967	(31,587)	104,181
Investments in subsidiaries	1,631,243	502,954	—	(2,134,197)	—
Other assets	85,109	66,170	28,318	(10,928)	168,669

Total assets	$2,610,010	$1,872,833	$673,695	$(2,881,086)	$2,275,452

Liabilities
Intercompany payables	$549,339	$112,137	$42,898	$(704,374)	$—
Other current liabilities	118,865	79,533	105,799	—	304,197

Total current liabilities	668,204	191,670	148,697	(704,374)	304,197
Long-term debt, net	700,024	17,000	—	—	717,024
Other liabilities	173,550	10,479	12,898	(10,928)	185,999

Total liabilities	1,541,778	219,149	161,595	(715,302)	1,207,220
Stockholders’ equity	1,068,232	1,653,684	512,100	(2,165,784)	1,068,232

Total liabilities and stockholders’ equity	$2,610,010	$1,872,833	$673,695	$(2,881,086)	$2,275,452

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$150,960	$246,661	$107,996	$(98,439)	$407,178
Operating expenses
Direct cost of revenues	100,837	187,347	67,973	(97,677)	$258,480
Selling, general and administrative expense	42,896	27,976	26,538	(763)	$96,647
Special Charges	323	104	—	—	$427
Acquisition-related contingent consideration	87	—	644	—	$731
Amortization of other intangible assets	1,227	2,447	2,683	(793)	$5,564

Operating income	5,590	28,787	10,158	794	45,329
Other (expense) income	(14,940)	329	2,833	—	(11,778)

Income (loss) before income tax provision	(9,350)	29,116	12,991	794	33,551
Income tax (benefit) provision	(2,931)	9,972	2,830	—	9,871
Equity in net earnings of subsidiaries	30,099	8,435	—	(38,534)	—

Net income	23,680	27,579	10,161	(37,740)	23,680

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	(15,509)	—	(15,509)

Other comprehensive income (loss), net of tax	—	—	(15,509)	—	(15,509)

Comprehensive income (loss)	$23,680	$27,579	$(5,348)	$(37,740)	$8,171

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$153,581	$241,716	$102,058	$(102,127)	$395,228
Operating expenses
Direct cost of revenues	101,175	181,949	62,919	(100,425)	245,618
Selling, general and administrative expense	47,394	29,052	27,845	(1,702)	102,589
Acquisition-related contingent consideration	—	—	557	—	557
Amortization of other intangible assets	1,303	2,477	2,556	(819)	5,517

Operating income	3,709	28,238	8,181	819	40,947
Other (expense) income	(12,987)	36,182	(232)	(34,885)	(11,922)

Income (loss) before income tax provision	(9,278)	64,420	7,949	(34,066)	29,025
Income tax (benefit) provision	(18,714)	27,814	1,494	—	10,594
Equity in net earnings of subsidiaries	8,995	7,642	—	(16,637)	—

Net income	$18,431	$44,248	$6,455	$(50,703)	$18,431

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax $0	$—	$—	$12,849	$—	$12,849

Other comprehensive income, net of tax	—	—	12,849	—	12,849

Comprehensive income	$18,431	$44,248	$19,304	$(50,703)	$31,280

Condensed Consolidating Statement of Cash Flow for the Three Months Ended March 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(17,853)	$2,610	$12,939	$(2,304)
Investing activities
Payments for acquisition of businesses, net of cash received	(8,078)	(6,598)	—	(14,676)
Purchases of property and equipment	(754)	(5,338)	(1,231)	(7,323)
Other	12	—	—	12

Net cash used in investing activities	(8,820)	(11,936)	(1,231)	(21,987)

Financing activities
Purchase and retirement of common stock	(28,758)	—	—	(28,758)
Net issuance of common stock and other	(1,354)	—	(205)	(1,559)
Excess tax benefits from share-based compensation	124	—	—	124
Intercompany transfers	18,039	8,997	(27,036)	—

Net cash provided by (used in) financing activities	(11,949)	8,997	(27,241)	(30,193)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,598)	(1,598)

Net decrease in cash and cash equivalents	(38,622)	(329)	(17,131)	(56,082)
Cash and cash equivalents, beginning of period	66,663	610	89,512	156,785

Cash and cash equivalents, end of period	$28,041	$281	$72,381	$100,703

Condensed Consolidating Statement of Cash Flow for the Three Months Ended March 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(62,143)	$10,676	$(6,354)	$(57,821)
Investing activities
Payments for acquisition of businesses, net of cash received	(18,231)	—	(364)	(18,595)
Purchases of property and equipment	(1,315)	(2,860)	(581)	(4,756)
Other	16	—	—	16

Net cash used in investing activities	(19,530)	(2,860)	(945)	(23,335)

Financing activities
Payments of long-term debt and capital lease obligations	(125)	(31)	—	(156)
Net issuance of common stock and other	(647)	—	(370)	(1,017)
Excess tax benefits from share-based compensation	55	—	—	55
Intercompany transfers	11,694	(7,870)	(3,824)	—

Net cash provided by (used in) financing activities	10,977	(7,901)	(4,194)	(1,118)

Effect of exchange rate changes on cash and cash equivalents	—	—	289	289

Net decrease in cash and cash equivalents	(70,696)	(85)	(11,204)	(81,985)
Cash and cash equivalents, beginning of period	161,180	197	103,046	264,423

Cash and cash equivalents, end of period	$90,484	$112	$91,842	$182,438

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2013 and 2012 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2012. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward-Looking Statements.”

BUSINESS OVERVIEW

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation, legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation matters, international arbitrations, mergers and acquisitions (“M&A”), antitrust and competition matters, electronic discovery (“e-discovery”), management and retrieval of electronically stored information (“ESI”), reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

We report financial results for the following five reportable segments:

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, M&A, post-acquisition integration, valuations, tax issues and performance improvement.

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics, risk mitigation services as well as interim management and performance improvement services for our health solutions practice clients.

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

As of January 1, 2013, the Company’s financial results reflect a combination of the healthcare and life sciences focused personnel that were formerly included in the Corporate Finance/Restructuring and Forensic and Litigation Consulting segments, into a single integrated practice. The newly combined health solutions practice consists of over 200 professionals dedicated to serving this growth industry. In the first quarter of 2013, we modified our reportable segments to reflect the changes described above. The Company’s health solutions practice is now aggregated in its entirety in the Forensic and Litigation Consulting reportable segment. Prior period Corporate Finance/Restructuring and Forensic and Litigation Consulting segment information has been reclassified to conform to the current period presentation.

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

We define Adjusted EBITDA as net income before income tax provision, other income (expense), depreciation, amortization of intangible assets, special charges and goodwill impairment charges. We define

Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments. We define Adjusted Net Income and Adjusted Earnings Per Diluted Share as net income and earnings per diluted share, respectively, excluding the impact of the special charges, goodwill impairment charges and loss on early extinguishment of debt that were incurred in that period. Adjusted EBITDA, Adjusted Segment EBITDA, Total Adjusted Segment EBITDA, Adjusted Earnings Per Share and Adjusted Net Income are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies unless the definition is the same. These non-GAAP measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Condensed Consolidated Statements of Comprehensive Income. We believe that these measures can be a useful operating performance measure for evaluating our results of operations as compared from period-to-period and as compared to our competitors. EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies to value and compare the financial performance of companies in our industry. We use Adjusted EBITDA and Adjusted Segment EBITDA to evaluate and compare the operating performance of our segments. Reconciliations of GAAP to non-GAAP financial measures are included elsewhere in this MD&A.

We define acquisition growth as the results of operations of acquired companies in the first twelve months following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of all such acquisitions.

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2013	2012
	(dollar amounts in thousands, except per share amounts)
Revenues	$407,178	$395,228
Adjusted EBITDA	$59,326	$53,960
Net income	$23,680	$18,431
Earnings per common share—diluted	$0.58	$0.43
Adjusted EPS	$0.59	$0.43
Cash used in operating activities	$(2,304)	$(57,821)
Total number of employees at March 31,	3,944	3,865

First Quarter 2013 Executive Highlights

Revenues

Revenues for the quarter ended March 31, 2013 increased $12.0 million, or 3%, to $407.2 million, compared to $395.2 million in the same prior year period. Acquisition-related revenue primarily in our Corporate Finance/Restructuring segment contributed 1.8% of the revenue growth. Our Economic Consulting segment contributed $15 million of increased revenue with continued strong demand for financial economics and anti-trust work. Revenue declined in our Forensic and Litigation Consulting segment due to a continued slowness in regulatory cases. Revenues in our Technology segment were also negatively impacted by the winding down of certain large litigation and investigation related matters and our mix of clients.

Adjusted EBITDA

Adjusted EBITDA increased $5.4 million, or 10%, to $59.3 million, or 14.6% of revenues, compared to $54.0 million, or 13.7% of revenues, in the same prior year period. Adjusted EBITDA increased primarily as a result of increased demand for our Economic Consulting segment and lower overhead expenses in our corporate/regional departments.

Net income

Net income increased $5.3 million, or 28.5%, to $23.7 million, compared to $18.4 million in the same prior year period. This increase was attributable to positive operating results described above, lower interest expense as a result of our refinancing of our debt arrangement in the fourth quarter of 2012, and lower income tax expense as a result of a discrete favorable tax contingency effectively settled during the period.

Earnings per common share and Adjusted EPS

Earnings per diluted share for the three months ended March 31, 2013 were $0.58 which included $0.4 million (or $0.01 per diluted share) of adjustments to previously recorded special charges, compared to $0.43 in the same prior year period. Adjusted earnings per diluted share, which exclude the impact of the special charge, were $0.59, compared to $0.43 in the same prior year period.

Cash used in operating activities

Cash used in operating activities for the three months ended March 31, 2013 was $2.3 million compared to $57.8 million for the three months ended March 31, 2012. The year-over-year reduction in cash used in operating activities was the result of reduced bonus payments, $25 million of which were accelerated and paid in the fourth quarter of 2012, and lower income tax and employee loan payments. Cash collections for the quarter were comparable to the same prior year period.

Headcount

Headcount of 3,944 at March 31, 2013 increased by 79 employees, as the Company continues to manage growth against commercial demand on a segment-by-segment basis. Billable headcount increased due to acquisitions as well as higher headcount in the Corporate Finance/Restructuring, Strategic Communications, Economic Consulting and Forensic and Litigation Consulting segments, partially offset by a decrease in the Technology segment in part as a result of the special charge taken in the second quarter of 2012. Headcount increased by 58 year-over-year as a result of acquisitions during this period.

Other strategic activities

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the three months ended March 31, 2013, we repurchased and retired 826,800 shares of our common stock for approximately $28.8 million at an average price per share of $34.78. As of March 31, 2013, a balance of approximately $171.2 million remained available under the 2012 Repurchase Program.

On March 19, 2013 the Company announced the acquisition of the operations of C2 Group, a highly regarded bipartisan government relations and lobbying firm based in Washington, D.C. The addition of the services offered by C2 Group will be part of the public affairs offering of our Strategic Communications segment and will expand this segment’s services into government relations and direct advocacy.

Subsequent events

On April 4, 2013, the Company announced the acquisition of the operations of Taylor Woodings partnership, an Australian specialist corporate advisory firm with offices in Sydney, Melbourne, Perth and Brisbane. On May 1, 2013, the Company announced the acquisition of the operations of Princeton Economics Group, an economic consulting firm based in Princeton, N.J. The Taylor Woodings’ acquisition will expand the geographic footprint and service offerings of FTI Consulting in Australia, adding nearly 80 professionals into the Company’s Corporate Finance/Restructuring segment, and the Princeton Economics Group acquisition will add 10 professionals to the Company’s Economic Consulting segment, enhancing capacity within antitrust and competition economics services. The impact of these acquisitions will be recorded in the Company’s financial statements for the quarterly period ending June 30, 2013.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$99,080	$96,874
Forensic and Litigation Consulting	100,724	103,635
Economic Consulting	115,194	100,052
Technology	46,704	49,660
Strategic Communications	45,476	45,007

Revenues	$407,178	$395,228

Operating income
Corporate Finance/Restructuring	$16,699	$21,944
Forensic and Litigation Consulting	11,102	13,097
Economic Consulting	24,995	17,320
Technology	8,082	8,201
Strategic Communications	1,727	2,657

Segment operating income	62,605	63,219
Unallocated corporate expenses	(17,276)	(22,272)

Operating income	45,329	40,947

Other income (expense)
Interest income and other	937	3,282
Interest expense	(12,715)	(15,204)

	(11,778)	(11,922)

Income before income tax provision	33,551	29,025
Income tax provision	9,871	10,594

Net income	$23,680	$18,431

Earnings per common share—basic	$0.60	$0.46

Earnings per common share—diluted	$0.58	$0.43

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$23,680	$18,431
Add back:
Income tax provision	9,871	10,594
Other income (expense), net	11,778	11,922
Depreciation and amortization	8,006	7,496
Amortization of other intangible assets	5,564	5,517
Special charges	427	—

Adjusted EBITDA	$59,326	$53,960

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted Earnings Per Share

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Net income	$23,680	$18,431
Add back: Special charges, net of tax effect(1)	253	—

Adjusted net income	$23,933	$18,431

Earnings per common share—diluted	$0.58	$0.43
Add back: Special charges, net of tax effect(1)	0.01	—

Adjusted earnings per common share—diluted	$0.59	$0.43

Weighted average number of common shares outstanding—diluted	40,620	43,185

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the adjustment for the three months ended March 31, 2013 was 40.7%. The tax expense related to the adjustments for the three months ended March 31, 2013 was $0.2 million with no impact on diluted earnings per share.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $5.0 million, or 22.4%, to $17.3 million for the three months ended March 31, 2013, from $22.3 million for the same period in 2012. The decrease was due to lower spending on core marketing, lower legal fees and lower costs related to strategic planning conferences in the three months ended March 31, 2013 when compared to the same period in 2012.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $2.4 million to $0.9 million for the three months ended March 31, 2013 from $3.3 million for same period in 2012. The decrease is primarily due to net foreign currency transaction losses in the period ended March 31, 2013 as compared to net gains in the same period in 2012. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include current intercompany receivables and payables.

Interest expense

Interest expense was $12.7 million for the three months ended March 31, 2013 as compared to $15.2 million for the same period in 2012. Interest expense in 2013 was favorably impacted by lower average borrowings, interest rates and deferred financing fees in 2013 as compared to 2012, primarily due to the repayment, in full, of our outstanding 3 3/4% senior subordinated convertible notes (“Convertible Notes”) in July 2012 and the tender offer and redemption of the aggregate principal amount of $215.0 million of 7 3/4% senior notes due 2016 (“2016 Notes”) offset by the issuance of the aggregate principal amount of $300.0 million of 6.0% senior notes due 2022 (“2022 Notes”).

Special charges

During the three months ended March 31, 2013, we recorded adjustments to the special charges recorded in the second quarter of 2012 of approximately $0.4 million, primarily related to the consolidation of office spaces previously vacated. These charges reflect the changes to sublease terms and associated costs for those locations for which actual subleases have been entered into during the three months ended March 31, 2013, as well as the impact of updated forecasts of expected sublease income and employee termination costs.

The following table details the special charge adjustments by segment for the quarter ended Mach 31, 2013:

Corporate Finance/Restructuring	$68
Forensic and Litigation Consulting	173
Economic Consulting	(4)
Technology	14
Strategic Communications	64

315
Unallocated Corporate	112

Total	$427

We did not record any special charges in the three months ended March 31, 2012.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 29.4% for the three months ended March 31, 2013 as compared to 36.5% for the same period in 2012 due to the impact of a discrete benefit related to the favorable resolution of an income tax contingency in the period ended March 31, 2013. Excluding the impact of the discrete item, the effective rate for March 31, 2013 would have been slightly higher than the same prior year period due to certain non-deductible expenses of acquisitions in 2013.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

The following table reconciles net income to Total Adjusted Segment EBITDA for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net income	$23,680	$18,431
Add back:
Income tax provision	9,871	10,594
Other income (expense), net	11,778	11,922
Unallocated corporate expense	17,276	22,272

Segment operating income	$62,605	$63,219
Add back:
Segment depreciation expense	6,876	6,273
Amortization of other intangible assets	5,564	5,517
Special charges	315	—

Total Adjusted Segment EBITDA	$75,360	$75,009

Other Segment Operating Data

	Three Months Ended March 31,
	2013	2012
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	683	592
Forensic and Litigation Consulting	965	955
Economic Consulting	476	457
Technology	275	304
Strategic Communications	619	596

Total revenue-generating professionals	3,018	2,904

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	69%	76%
Forensic and Litigation Consulting	67%	70%
Economic Consulting	89%	86%
Average billable rate per hour:(2)
Corporate Finance/Restructuring	$407	$408
Forensic and Litigation Consulting	412	323
Economic Consulting	504	479

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands, except rate per hour)
Revenues	$99,080	$96,874

Operating expenses:
Direct cost of revenues	62,433	58,437
Selling, general and administrative expenses	17,690	14,555
Special charges	68	—
Acquisition-related contingent consideration	639	500
Amortization of other intangible assets	1,551	1,438

	82,381	74,930

Segment operating income	16,699	21,944
Add back:
Depreciation and amortization of intangible assets	2,318	2,227
Special charges	68	—

Adjusted Segment EBITDA	$19,085	$24,171

Gross profit(1)	$36,647	$38,437
Gross profit margin(2)	37.0%	39.7%
Adjusted Segment EBITDA as a percent of revenues	19.3%	25.0%
Number of revenue generating professionals (at period end)	683	592
Utilization rates of billable professionals	69%	76%
Average billable rate per hour	$407	$408

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2013 Compared to three Months Ended March 31, 2012

Revenues increased $2.2 million, or 2.3%, to $99.1 million for the three months ended March 31, 2013 compared to $96.9 million for the same period in 2012. Acquisition-related revenue contributed $6.5 million, or 6.7%, from the prior year. Organic revenue during the quarter declined $4.2 million, or 4.3%, primarily due to weaker demand and lower realized bill rates in our bankruptcy and restructuring practice in North America, partially offset by stronger demand for our telecom, media and technology practice and our UK restructuring practice.

Gross profit decreased $1.8 million, or 4.7%, to $36.6 million for the three months ended March 31, 2013 compared to $38.4 million for the same period in 2012. Gross profit margin decreased 2.7 percentage points to 37.0% for the quarter ended March 31, 2013 compared to 39.7% for the same period in 2012 primarily due to lower utilization in our bankruptcy and restructuring practice in North America.

SG&A expense increased $3.1 million, or 21.5%, to $17.7 million for the three months ended March 31, 2013 compared to $14.6 million for the same period in 2012. SG&A expense was 17.9% of revenue for the three months ended March 31, 2013, up from 15.0% for the same period in 2012. The increase in SG&A expense is due to acquired overhead expenses related to the acquisitions completed in the fourth quarter 2012.

Amortization of other intangible assets increased to $1.6 million for the three months ended March 31, 2013 compared to $1.4 million for the same period in 2012.

Adjusted Segment EBITDA decreased $5.1 million, or 21.0%, to $19.1 million for the three months ended March 31, 2013 compared to $24.2 million for the same period in 2012.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands, except rate per hour)
Revenues	$100,724	$103,635

Operating expenses:
Direct cost of revenues	67,974	68,362
Selling, general and administrative expenses	20,871	21,603
Special charges	173	—
Acquisition-related contingent consideration	92	57
Amortization of other intangible assets	512	516

	89,622	90,538

Segment operating income	11,102	13,097
Add back:
Depreciation and amortization of intangible assets	1,536	1,573
Special charges	173	—

Adjusted Segment EBITDA	$12,811	$14,670

Gross profit(1)	$32,750	$35,273
Gross profit margin(2)	32.5%	34.0%
Adjusted Segment EBITDA as a percent of revenues	12.7%	14.2%
Number of revenue generating professionals (at period end)	965	955
Utilization rates of billable professionals	67%	70%
Average billable rate per hour	$412	$323

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues decreased $2.9 million, or 2.8%, to $100.7 million for the three months ended March 31, 2013 from $103.6 million for the same period in 2012. Revenue declined due to weak demand in our global data analytics practice as large investigative case work did not return to prior period levels and lower revenue from North America as weak demand more than offset an increase in average bill rates, partially offset by strength in our global construction and global risk and investigations practices.

Gross profit decreased $2.5 million, or 7.2%, to $32.8 million for the three months ended March 31, 2013 from $35.3 million for the same period in 2012. Gross profit margin decreased 1.5 percentage points to 32.5% for the three months ended March 31, 2013 from 34.0% for the same period in 2012. The decrease in gross profit related to lower utilization in our global data analytics practice and investment for the newly combined health solutions practice, partially offset by higher utilization and lower personnel costs in our core North America practice as a result of headcount reductions taken in the second quarter of 2012.

SG&A expense decreased $0.7 million, or 3.4%, to $20.9 million for the three months ended March 31, 2013 from $21.6 million for the same period in 2012. SG&A expense was 20.7% of revenue for the three months ended March 31, 2013, down from 20.8% for the same period in 2012. The decrease in SG&A expense was due to lower overall overhead expense, primarily lower facilities expenses.

Amortization of other intangible assets of $0.5 million for the three months ended March 31, 2013 equaled amortization for the same period in 2012.

Adjusted Segment EBITDA decreased by $1.9 million, or 12.7%, to $12.8 million for the three months ended March 31, 2013 from $14.7 million for the same period in 2012.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands, except rate per hour)
Revenues	$115,194	$100,052

Operating expenses:
Direct cost of revenues	75,951	67,655
Selling, general and administrative expenses	13,854	14,678
Special charges	(4)	—
Amortization of other intangible assets	398	399

	90,199	82,732

Segment operating income	24,995	17,320
Add back:
Depreciation and amortization of intangible assets	1,203	1,104
Special charges	(4)	—

Adjusted Segment EBITDA	$26,194	$18,424

Gross profit(1)	$39,243	$32,397
Gross profit margin(2)	34.1%	32.4%
Adjusted Segment EBITDA as a percent of revenues	22.7%	18.4%
Number of revenue generating professionals (at period end)	476	457
Utilization rates of billable professionals	89%	86%
Average billable rate per hour	$504	$479

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues increased $15.1 million, or 15.1%, to $115.2 million for the three months ended March 31, 2013 from $100.1 million for the same period in 2012. Revenue grew due to stronger demand and higher average bill rates for our financial economics and antitrust practices as well as our European international arbitration, regulatory and valuation practices.

Gross profit increased $6.8 million, or 21.1%, to $39.2 million for the three months ended March 31, 2013 from $32.4 million for the same period in 2012. Gross profit margin increased 1.7 percentage points to 34.1% for the three months ended March 31, 2013 from 32.4% for the same period in 2012. The increase in gross profit margin was attributed to higher staff utilization and average bill rate with increased billable headcount.

SG&A expense decreased $0.8 million, or 5.6%, to $13.9 million for the three months ended March 31, 2013 from $14.7 million for the same period in 2012. SG&A expense was 12.0% of revenue for the three months ended March 31, 2013 compared to 14.7% for the same period in 2012. The decrease in SG&A expense was due to lower bad debt expense. Bad debt expense was 1.7% of revenue for the three months ended March 31, 2013 compared to 3.3% of revenue for the same period in 2012.

Amortization of other intangible assets of $0.4 million for the three months ended March 31, 2013 remained flat from the same period in 2012.

Adjusted Segment EBITDA increased $7.8 million, or 42.2%, to $26.2 million for the three months ended March 31, 2013, compared to $18.4 million for the same period in 2012.

TECHNOLOGY

	Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except rate per hour)
Revenues	$46,704	$49,660

Operating expenses:
Direct cost of revenues	21,861	21,873
Selling, general and administrative expenses	14,762	17,594
Special charges	14	—
Amortization of other intangible assets	1,985	1,992

	38,622	41,459

Segment operating income	8,082	8,201
Add back:
Depreciation and amortization of intangible assets	5,620	5,014
Special charges	14	—

Adjusted Segment EBITDA	$13,716	$13,215

Gross profit(1)	$24,843	$27,787
Gross profit margin(2)	53.2%	56.0%
Adjusted Segment EBITDA as a percent of revenues	29.4%	26.6%
Number of revenue generating professionals (at period end)(3)	275	304

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues decreased $3.0 million, or 6.0%, to $46.7 million for the three months ended March 31, 2013 from $49.7 million for the same period in 2012. Revenue declined due to lower price of and volume for services and lower average bill rate for consulting, partially offset by higher licensing revenue. The decline results from lower volume for certain large matters as well as fewer second requests for M&A related engagements.

Gross profit decreased by $2.9 million, or 10.6%, to $24.8 million for the three months ended March 31, 2013 from $27.8 million for the same period in 2012. Gross profit margin decreased 2.8 percentage points to 53.2% for 2013 from 56.0% for 2012 due to the mix of revenue, higher infrastructure costs, higher variable compensation expense and increased amortization of capitalized software.

SG&A expense decreased by $2.8 million, or 16.1%, to $14.8 million for the three months ended March 31, 2013 from $17.6 million for the same period in 2012. SG&A expense was 31.6% of revenue for the three months ended March 31, 2013, down from 35.4% for the same period in 2012. The decrease in SG&A expense was primarily due to lower personnel costs, lower travel costs and reduced facilities expenses, partially offset by higher bad debt expense. Bad debt expense was $0.4 million for the three months ended March 31, 2013 compared to bad debt recoveries of $0.3 million for the same period in 2012. Research and development expense was $4.0 million for the three months ended March 31, 2013 compared to $6.5 million for the same period in 2012.

Amortization of other intangible assets of $2.0 million for the three months ended March 31, 2013 equaled amortization for the same period in 2012.

Adjusted Segment EBITDA increased $0.5 million, or 3.8%, to $13.7 million for the three months ended March 31, 2013 from $13.2 million for the same period in 2012.

STRATEGIC COMMUNICATIONS

	Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except rate per hour)
Revenues	$45,476	$45,007

Operating expenses:
Direct cost of revenues	30,261	29,291
Selling, general and administrative expenses	12,306	11,887
Special charges	64	—
Amortization of other intangible assets	1,118	1,172

	43,749	42,350

Segment operating income	1,727	2,657
Add back:
Depreciation and amortization of intangible assets	1,763	1,872
Special charges	64	—

Adjusted Segment EBITDA	$3,554	$4,529

Gross profit(1)	$15,215	$15,716
Gross profit margin(2)	33.5%	34.9%
Adjusted Segment EBITDA as a percent of revenues	7.8%	10.1%
Number of revenue generating professionals (at period end)	619	596

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues increased $0.5 million, or 1.0%, to $45.5 million for the three months ended March 31, 2013 from $45.0 million for the same period in 2012. Revenue grew due to higher project income in the North America and Europe, Middle East and Africa (EMEA) regions as well as increased pass-through revenue, partially offset by fewer M&A related projects in Asia Pacific and reduced project income in the Latin America region.

Gross profit decreased $0.5 million, or 3.2%, to $15.2 million for the three months ended March 31, 2013 from $15.7 million for the same period in 2012. Gross profit margin decreased 1.4 percentage points to 33.5% for the three months ended March 31, 2013 from 34.9% for the same period in 2012. The decrease in gross profit margin was primarily due to a higher proportion of low-margin pass-through revenue and lower margins in the Asia Pacific and Latin America regions.

SG&A expense increased $0.4 million, or 3.5%, to $12.3 million for the three months ended March 31, 2013 from $11.9 million for the same period in 2012. SG&A expense was 27.1% of revenue for the three months ended March 31, 2013, up from 26.4% of revenue for the same period in 2012. The increase in SG&A expense was primarily related to legal costs related to the operations of C2 Group, which was acquired on March 19, 2013.

Amortization of other intangible assets decreased to $1.1 million for the three months ended March 31, 2013 from $1.2 million for the same period in 2012.

Adjusted Segment EBITDA decreased $0.9 million, or 21.5%, to $3.6 million for the three months ended March 31, 2013 from $4.5 million for the same period in 2012.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts and Unbilled Services

•	Goodwill and Other Intangible Assets

•	Business Combinations

•	Share-Based Compensation

•	Income Taxes

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands)
Net cash used in operating activities	$(2,304)	$(57,821)
Net cash used in investing activities	$(21,987)	(23,335)
Net cash used in financing activities	$(30,193)	(1,118)

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

Net cash used in operating activities decreased by $55.5 million to $2.3 million for the three months ended March 31, 2013 from $57.8 million for the three months ended March 31, 2012. The decrease in net cash used in operating activities was primarily due to a reduction in bonus payments ($25 million of which were accelerated and paid in the fourth quarter of 2012) and lower income tax and employee loan payments. Cash collections for the quarter were comparable to the same prior year period.

Net cash used in investing activities for the three months ended March 31, 2013 was $22.0 million as compared to $23.3 million for the same prior year period. Payments for acquisitions completed during the three months ended March 31, 2013 were $8.1 million, net of cash received, as compared to $1.9 million for the same prior year period. Payments of acquisition related contingent consideration and stock price guarantees were $5.8 million and $0.8 million, respectively, for the three months ended March 31, 2013 as compared to $16.0 million and $0.7 million, respectively, for the same prior year period. Capital expenditures were $7.3 million for the three months ended March 31, 2013 as compared to $4.8 million for the same prior year period.

Net cash used in financing activities for the three months ended March 31, 2013 was $30.2 million as compared to $1.1 million for the same prior year period. Our financing activities for the three months ended March 31, 2013 included the purchase and retirement of 826,800 shares of common stock at an aggregate cost of approximately $28.8 million.

Capital Resources

As of March 31, 2013, our capital resources included $100.7 million of cash and cash equivalents and available borrowing capacity of $348.6 million under a $350 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of March 31, 2013, we had no outstanding borrowings under our bank credit facility and $1.4 million of outstanding letters of credit which reduced the availability of borrowings under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. Subsequent to March 31, 2013, we borrowed on aggregate $40.0 million under the bank credit facility reducing the available borrowing capacity to $308.6 million.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for;

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements, including interest payments on our long-term debt;

•	compensating designated executive management and senior managing directors under our various long-term incentive compensation programs;

•	discretionary funding of our 2012 Repurchase Program;

•	contingent obligations related to our acquisitions;

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings; and

•	other known future contractual obligations.

We currently anticipate aggregate capital expenditures will range between $31 million and $37 million to support our organization during 2013, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price was in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisitions, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse. As of March 31, 2013, we had no accrued contingent consideration liabilities for business combinations consummated prior to January 1, 2009.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our condensed consolidated balance sheet and re-measured to fair value at each subsequent reporting date with an offset to current period earnings. Contingent purchase price obligations for these business combinations are $16.3 million at March 31, 2013 with payment dates extending through 2018.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our bank credit facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations for at least the next twelve months.

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

Any new debt funding, if available, may be on terms less favorable to us than our bank credit facility or the indentures that govern our senior notes. See “—Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” included in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases, and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

There have been no significant changes in our future contractual obligations since December 31, 2012.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” included in Part I– Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include the following:

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

For information regarding our exposure to certain market risks see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013. There have been no significant changes in our market risk exposure since December 31, 2012, except as noted below.

Equity Price Sensitivity

Certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the applicable stock restrictions lapse (“the determination date”). The future settlement of any contingency related to our common stock price would require a cash outflow. From January 1, 2013 through April 2013, based on our common stock price on the applicable determination dates, we made cash payments of $3.6 million. The following table details the cash outflows that would result from the remaining stock price guarantee payment if, on the applicable determination date, our common stock price was at $37.66 per share (our closing share price on March 28, 2013, the last trading day of March 2013), 20% above or 20% below that price.

Remainder of 2013
(in thousands)
Cash outflow, assuming:
Closing share price of $37.66 at March 28, 2013	$555
20% increase in share price	$304
20% decrease in share price	$806

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the first quarter ended March 31, 2013 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(4)	Approximate Dollar Value that May Yet Be Purchased Under the Program(4)
January 1 through January 31, 2013	28	(1)	$32.96	—	$199,968
February 1 through February 28, 2013	3	(2)	$35.24	—	$199,968
March 1 through March 31, 2013	911	(3)	$34.76	827	$171,210

Total	942			827

(1)	Represents 28,110 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)	Represents 2,911 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)

Represents 826,800 shares of common stock repurchased pursuant to our stock repurchase program announced in June 2012 and 84,349 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

In June 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million. During the three months ended March 31, 2013, we repurchased and retired 826,800 shares of our common stock for an average price per share of $34.78, with a value equivalent to approximately $28.8 million. At March 31, 2013, a balance of approximately $171.2 million remained available under the 2012 Repurchase Program.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1†	Charter of the Compensation Committee of the Board of Director Amended and Restated Effective as of February 27, 2013.

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended March 31, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)