Form 10-Q
period 2013-06-30
FTI CONSULTING INC
filed 2013-08-08
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common stock, par value $0.01 per share	40,559,669

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$92,554	$156,785
Restricted cash	—	1,190
Accounts receivable:
Billed receivables	362,664	314,491
Unbilled receivables	223,875	208,797
Allowance for doubtful accounts and unbilled services	(106,507)	(94,048)

Accounts receivable, net	480,032	429,240
Current portion of notes receivable	34,128	33,194
Prepaid expenses and other current assets	40,298	50,351
Current portion of deferred tax assets	17,765	3,615

Total current assets	664,777	674,375
Property and equipment, net of accumulated depreciation	65,607	68,192
Goodwill	1,263,166	1,260,035
Other intangible assets, net of amortization	101,675	104,181
Notes receivable, net of current portion	110,908	101,623
Other assets	64,748	67,046

Total assets	$2,270,881	$2,275,452

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$85,974	$98,109
Accrued compensation	144,391	168,392
Current portion of long-term debt and capital lease obligations	6,000	6,021
Billings in excess of services provided	25,413	31,675

Total current liabilities	261,778	304,197
Long-term debt and capital lease obligations, net of current portion	717,000	717,024
Deferred income taxes	129,111	105,751
Other liabilities	83,425	80,248

Total liabilities	1,191,314	1,207,220

Commitments and contingent liabilities (notes 8, 10 and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—40,494 (2013) and 40,755 (2012)	405	408
Additional paid-in capital	359,373	367,978
Retained earnings	788,381	741,215
Accumulated other comprehensive loss	(68,592)	(41,369)

Total stockholders’ equity	1,079,567	1,068,232

Total liabilities and stockholders’ equity	$2,270,881	$2,275,452

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$414,613	$396,243	$821,791	$791,471

Operating expenses
Direct cost of revenues	259,528	248,220	518,008	493,838
Selling, general and administrative expense	96,325	92,460	192,972	195,049
Special charges	—	26,782	427	26,782
Acquisition-related contingent consideration	(7,452)	(3,541)	(6,721)	(2,984)
Amortization of other intangible assets	5,953	5,490	11,517	11,007

	354,354	369,411	716,203	723,692

Operating income	60,259	26,832	105,588	67,779

Other income (expense)
Interest income and other	(387)	(363)	550	2,919
Interest expense	(13,071)	(15,195)	(25,786)	(30,399)

	(13,458)	(15,558)	(25,236)	(27,480)

Income before income tax provision	46,801	11,274	80,352	40,299
Income tax provision	23,315	3,527	33,186	14,121

Net income	$23,486	$7,747	$47,166	$26,178

Earnings per common share—basic	$0.60	$0.19	$1.20	$0.65

Earnings per common share—diluted	$0.58	$0.18	$1.17	$0.61

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	$(11,714)	$(10,960)	$(27,223)	$1,889

Other comprehensive income (loss), net of tax	(11,714)	(10,960)	(27,223)	1,889

Comprehensive income (loss)	$11,772	$(3,213)	$19,943	$28,067

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance December 31, 2012	40,755	$408	$367,978	$741,215	$(41,369)	$1,068,232
Net income	—	—	—	47,166	—	47,166
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(27,223)	(27,223)
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $368	213	2	5,621	—	—	5,623
Restricted share grants, less net settled shares of 132	272	2	(4,532)	—	—	(4,530)
Stock units issued under incentive compensation plan	—	—	3,005	—	—	3,005
Business combinations	81	1	(995)	—	—	(994)
Purchase and retirement of common stock	(827)	(8)	(28,750)	—	—	(28,758)
Share-based compensation	—	—	17,046	—	—	17,046

Balance June 30, 2013	40,494	$405	$359,373	$788,381	$(68,592)	$1,079,567

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$47,166	$26,178
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,022	18,449
Amortization of other intangible assets	11,517	11,186
Acquisition-related contingent consideration	(6,721)	(2,984)
Provision for doubtful accounts	7,478	7,027
Non-cash share-based compensation	17,046	17,805
Non-cash interest expense	1,349	3,887
Other	(197)	70
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(58,827)	(50,190)
Notes receivable	(11,113)	(23,834)
Prepaid expenses and other assets	(1,485)	(4,363)
Accounts payable, accrued expenses and other	(1,354)	(1,216)
Income taxes	14,740	(17,108)
Accrued compensation	(10,467)	(43,081)
Billings in excess of services provided	(5,785)	886

Net cash provided by (used in) operating activities	19,369	(57,288)

Investing activities
Payments for acquisition of businesses, net of cash received	(40,512)	(21,550)
Purchases of property and equipment	(14,130)	(13,728)
Other	21	93

Net cash used in investing activities	(54,621)	(35,185)

Financing activities
Payments of long-term debt and capital lease obligations	—	(1,974)
Purchase and retirement of common stock	(28,758)	—
Net issuance of common stock under equity compensation plans	1,245	(840)
Other	(616)	(1,324)

Net cash used in financing activities	(28,129)	(4,138)

Effect of exchange rate changes on cash and cash equivalents	(850)	(1,831)

Net decrease in cash and cash equivalents	(64,231)	(98,442)
Cash and cash equivalents, beginning of period	156,785	264,423

Cash and cash equivalents, end of period	$92,554	$165,981

Supplemental cash flow disclosures
Cash paid for interest	$22,903	$25,367
Cash paid for income taxes, net of refunds	18,446	31,230
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	3,005	3,079
Issuance of common stock to acquire businesses	2,883	—

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of FTI Consulting, Inc. including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”) presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 15 “Segment Reporting” for information on our segment reclassification. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013 and our Current Report on Form 8-K dated May 21, 2013, in which we reclassified historical segment information on a basis consistent with our current segment reporting structure.

2. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, and, for the three and six months ended June 30, 2012, shares issuable upon the potential conversion of our 3 3/4% senior subordinated convertible notes due on July 15, 2012 (“Convertible Notes”), each using the treasury stock method. In addition, the conversion feature of our Convertible Notes had a dilutive effect on our earnings per share for the three and six months ended June 30, 2012, assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during those periods, because the average closing price per share of our common stock for such periods was above the conversion price of the Convertible Notes of $31.25 per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator—basic and diluted
Net income	$23,486	$7,747	$47,166	$26,178

Denominator
Weighted average number of common shares outstanding—basic	39,143	40,592	39,272	40,475
Effect of dilutive stock options	589	646	592	804
Effect of dilutive convertible notes	—	229	—	737
Effect of dilutive restricted shares	561	607	592	656

Weighted average number of common shares outstanding—diluted	40,293	42,074	40,456	42,672

Earnings per common share—basic	$0.60	$0.19	$1.20	$0.65

Earnings per common share—diluted	$0.58	$0.18	$1.17	$0.61

Antidilutive stock options and restricted shares	3,593	3,530	3,541	2,806

3. New Accounting Standards Not yet Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters, and resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. ASU 2013-05 requires that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. This guidance is effective for interim and annual periods beginning after December 15, 2013. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

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

During the three months ended March 31, 2013, we recorded an adjustment to the special charge recorded in 2012 of approximately $0.4 million, primarily related to the consolidation of office spaces previously vacated. This adjustment reflects changes to sublease terms and associated costs for those locations for which actual subleases have been entered into during the quarter ended March 31, 2013, as well as the impact of updated forecasts of expected sublease income and employee termination costs.

The following table details the special charges by segment for the three months ended June 30, 2012 and six months ended June 30, 2013 and 2012. We did not record any special charges in the three months ended June 30, 2013.

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2013	2012
Corporate Finance/Restructuring	$10,561	$68	$10,561
Forensic and Litigation Consulting	7,808	173	7,808
Economic Consulting	818	(4)	818
Technology	2,966	14	2,966
Strategic Communications	4,511	64	4,511

	26,664	315	26,664
Unallocated Corporate	118	112	118

Total	$26,782	$427	$26,782

The total cash outflow associated with the special charges is expected to be $24.7 million, of which $13.1 million has been paid as of June 30, 2013. Approximately, $3.2 million is expected to be paid during the remainder of 2013, $2.7 million is expected to be paid in 2014, $1.2 million is expected to be paid in 2015, $0.8 million is expected to be paid in 2016, and the remaining balance of $3.7 million related to lease costs will be paid from 2017 to 2025. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Activity related to the liability for these costs for the six months ended June 30, 2013 is as follows:

	Employee Termination Costs	Lease Costs	Total
Balance at December 31, 2012	$6,696	$8,517	$15,213
Additions	(100)	527	427
Payments	(1,924)	(1,936)	(3,860)
Foreign currency translation adjustment and other	(162)	—	(162)

Balance at June 30, 2013	$4,510	$7,108	$11,618

5. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income (Loss). The provision for doubtful accounts totaled $3.4 million and $7.5 million for the three and six months ended June 30, 2013, respectively, and $2.5 million and $7.0 million for the three and six months ended June 30, 2012, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $3.5 million and $7.5 million for the three and six months ended June 30, 2013, respectively, and $5.1 million and $11.9 million for the three and six months ended June 30, 2012, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income (Loss).

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2013 and December 31, 2012, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at June 30, 2013 was $743.0 million compared to a carrying value of $723.0 million. At December 31, 2012, the fair value of our long-term debt was $762.0 million compared to a carrying value of $723.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/4% Senior Notes Due 2020 (“2020 Notes”) and 6.0% Senior Notes Due 2022 (“2022 Notes”). The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

For business combinations consummated on or after January 1, 2009, we estimate the fair value of acquisition-related contingent consideration based on management’s probability-weighted present value of the consideration expected to be transferred during the remainder of the earnout period, based on the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

The significant unobservable inputs used in the fair value measurements of our acquisition-related contingent consideration include our measures of the future profitability and related cash flows of the acquired business or assets, impacted by appropriate discount rates. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is accompanied by a directionally opposite change in the fair value measurement and a change in the assumptions used for the future cash flows is accompanied by a directionally similar change in the fair value measurement. The fair value of the contingent consideration is reassessed on a quarterly basis by the Company based on a collaborative effort of the Company’s operations, finance and accounting groups using additional information as it becomes available. Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in the earnings of that period.

Remeasurement gains or losses are recorded as income or expense, respectively and are included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income (Loss). During the three months ended June 30, 2013, management determined that the fair value of the contingent consideration liability for one of its acquisitions had declined and recorded a remeasurement gain of $8.2 million compared to a gain of $4.1 million for the three and six months ended June 30, 2012.

Accretion expense for acquisition-related contingent consideration totaled $0.8 million and $1.5 million for the three and six months ended June 30, 2013 respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2012, respectively.

The following table represents the changes in the acquisition-related contingent consideration liability during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$16,296	$15,276	$16,426	$14,990
Acquisition(1)	5,377	—	4,528	—
Adjustments to fair value recorded in earnings(2)	(7,452)	(3,541)	(6,721)	(2,984)
Payments	(235)	(917)	(235)	(1,287)
Elimination of contingency(3)	—	(2,534)	—	(2,534)
Unrealized gains (losses) related to currency translation in other comprehensive income	(701)	(47)	(713)	52

Ending balance	$13,285	$8,237	$13,285	$8,237

(1)	Includes adjustments during the purchase price allocation period.

(2)

Includes adjustments to fair value related to accretion and remeasurement of contingent consideration which are recorded in “Acquisition-related contingent consideration” on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(3)

During the three months ended June 30, 2012, we fixed an acquisition-related contingent consideration liability in the amount of $2.5 million. The non-contingent consideration liability is no longer required to be remeasured to fair value and, accordingly, is not classified as a Level 3 measurement.

The following table presents financial liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2013
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$13,285	$13,285
As of December 31, 2012
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$16,426	$16,426

8. Acquisitions

Certain acquisition-related restricted stock agreements entered into prior to January 1, 2009 contained stock price guarantees that would result in cash payments if our per share price fell below a specified per share market value on the date that the applicable stock restrictions lapsed (the “determination date”). For those acquisitions, the settlement of the stock price guarantees related to our common stock price was recorded as a reduction to additional paid-in capital as of the determination dates. During the three and six months ended June 30, 2013, we paid $3.1 million and $3.9 million, respectively, in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in-capital on the Condensed Consolidated Balance Sheets. As of June 30, 2013, no further acquisition-related stock price guarantees are outstanding.

2013 Acquisitions

During the second quarter of 2013, we completed two business combinations. The total purchase price included initial consideration with a value of $26.8 million plus acquisition-related contingent consideration. The contingent consideration is payable through the next five years if the acquired businesses meet certain performance measures.

During the first quarter of 2013, we completed two business combinations. The total purchase price included initial consideration with a value of $9.1 million plus, for one of the business combinations, acquisition-related contingent consideration. The contingent consideration is payable annually through December 31, 2017 if the acquired business meets certain performance measures, and is subject to an $8.0 million aggregate cap.

For acquisitions completed during the six months ended June 30, 2013, as part of the preliminary purchase price allocations, we recorded $9.4 million in identifiable intangible assets and $27.2 million in goodwill. The estimated fair value of the acquisition-related contingent consideration of $8.2 million is recorded in “Other liabilities” on the Consolidated Balance Sheets. Pro forma results of operations were not presented because these acquisitions were not material in relation to our consolidated financial position or results of operations for the periods presented.

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the six months ended June 30, 2013, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at December 31, 2012	$469,050	$198,957	$247,718	$118,035	$226,275	$1,260,035
Acquisitions(1)	12,393	1,050	1,925	—	5,220	20,588
Foreign currency translation adjustment	(4,833)	(2,059)	(506)	(105)	(9,954)	(17,457)
Intersegment transfers in/(out)(2)	(31,471)	31,471	—	—	—	—

Balances at June 30, 2013	$445,139	$229,419	$249,137	$117,930	$221,541	$1,263,166

(1)	Includes adjustments during the purchase price allocation period.

(2)

Includes the reclassification of the Corporate Finance/Restructuring segment’s healthcare and life sciences practices into the Forensic and Litigation Consulting segment. See Note 15 “Segment Reporting” for information on this segment reclassification.

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $6.0 million and $11.5 million for the three and six months ended June 30, 2013, respectively and $5.7 million and $11.2 million for the three and six months ended June 30,

2012, respectively. Based solely on the amortizable intangible assets recorded as of June 30, 2013, we estimate amortization expense to be $10.8 million during the remainder of 2013, $13.2 million in 2014, $12.2 million in 2015, $10.7 million in 2016, $9.9 million in 2017, $8.6 million in 2018, and $30.7 million in years after 2018. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, and changes in value due to foreign currency translation or other factors.

	Useful Life in Years	June 30, 2013		December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived intangible assets
Customer relationships	1 to 15	$155,023	$65,093	$151,990	$64,095
Non-competition agreements	1 to 10	10,979	8,527	15,184	11,158
Software	3 to 10	33,948	30,518	33,979	27,424
Tradenames	1 to 2	450	187	180	75

		200,400	104,325	201,333	102,752
Indefinite-lived intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$206,000	$104,325	$206,933	$102,752

10. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	June 30, 2013	December 31, 2012
6 3/4% senior notes due 2020	$400,000	$400,000
6.0% senior notes due 2022	300,000	300,000
Notes payable to former shareholders of acquired businesses	23,000	23,000

Total debt	723,000	723,000
Less current portion	6,000	6,000

Long-term debt, net of current portion	717,000	717,000

Total capital lease obligations	—	45
Less current portion	—	21

Capital lease obligations, net of current portion	—	24

Long-term debt and capital lease obligations, net of current portion	$717,000	$717,024

6.0 % Senior Notes Due 2022

On November 27, 2012, we completed the private offering of $300.0 million aggregate principal amount of our 2022 Notes. The 2022 Notes were issued at a price of 100% of their principal amount. The 2022 Notes and related guarantees were offered only to qualified institutional buyers in reliance on the exemption from registration set forth in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States (“U.S.”) to non-U.S. persons in reliance on the exemption from registration set forth in Regulation S under the Securities Act. On May 22, 2013, the Company filed a Registration Statement on Form S-4 with the SEC to register the exchange offer of the 2022 Notes for publicly registered senior notes with identical terms, which was declared effective on June 27, 2013. The Company completed the exchange offer of all outstanding 2022 Notes for publically registered notes on July 26, 2013.

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

12. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the six months ended June 30, 2013, we granted an aggregate of 857,328 share-based awards, consisting primarily of restricted stock awards, restricted stock units and stock options.

Total share-based compensation expense for the three and six months ended June 30, 2013 and 2012 is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income Statement Classification	2013	2012	2013	2012
Direct cost of revenues	$3,742	$3,025	$10,699	$9,408
Selling, general and administrative expense	3,524	3,239	6,500	7,159
Special charges	—	814	—	814

Total share-based compensation expense	$7,266	$7,078	$17,199	$17,381

13. Income Taxes

During the second quarter of 2013, we determined that certain deferred tax assets associated with U.S. future foreign tax credits no longer met the “more-likely-than-not” test regarding the realization of those assets primarily due to lower forecasted foreign earnings. Accordingly, the Company increased the valuation allowance against its U.S. future foreign tax credit assets, resulting in a discrete adjustment to the income tax provision in the amount of $6.9 million. As of June 30, 2013 and December 31, 2012, valuation allowances of $9.4 million and $1.9 million, respectively, were recorded against the Company’s net deferred tax assets. We have not established a valuation allowance for any of our other deferred tax assets as we expect that future taxable income as well as the reversal of temporary differences will enable us to fully utilize our deferred tax assets.

As of June 30, 2013, all of the Company’s undistributed non-U.S. subsidiary earnings are considered permanently invested. Accordingly, as of June 30, 2013, we have not provided for deferred taxes on $15.7 million of the undistributed non-U.S. subsidiary earnings. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. If these earnings were repatriated, the Company would be subject to U.S. income taxes. The amount of the unrecognized deferred U.S. income tax liability associated with the indefinitely reinvested undistributed earnings is estimated to be approximately $5.5 million as of June 30, 2013.

Our liability for uncertain tax positions was $2.3 million and $3.8 million at June 30, 2013 and December 31, 2012, respectively. During the first quarter of 2013, the Company effectively settled certain prior year tax matters. As a result, the Company reversed approximately $2.2 million of its liability for uncertain tax positions.

The Company has estimated its annual effective tax rate for the full fiscal year 2013 and applied that rate to its income before income taxes in determining its provision for income taxes for the three and six months ended June 30, 2013. The Company also records discrete items in each respective period as appropriate. For the three months ended June 30, 2013, the Company recorded net discrete adjustments of $7.1 million to the income tax provision that resulted in an effective tax rate of 49.8%, as compared to an effective tax rate of 31.3% for the three months ended June 30, 2012. Excluding the impact of this item, the Company’s effective tax rate would have been 34.6%. For the six months ended June 30, 2013, the Company recorded net discrete adjustments of $4.6 million to the income tax provision that resulted in an effective tax rate of 41.3%, as compared to an effective tax rate of 35.0% for the six months ended June 30, 2012. Excluding the impact of these items, the Company’s effective tax rate would have been 35.6%.

14. Stockholders’ Equity

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the three months ended March 31, 2013, we repurchased and retired 826,800 shares of our common stock for an average price per share of $34.78, with a value equivalent to approximately $28.8 million. No share repurchases were made during the three months ended June 30, 2013. During the year ended December 31, 2012 we repurchased and retired 1,681,029 shares of our common stock for an average price per share of $29.76 with a value equivalent to approximately $50.0 million. As of June 30, 2013, a balance of approximately $171.2 million remained available under the 2012 Repurchase Program.

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

Effective in the first quarter of 2013, we modified our reportable segments to reflect changes in how we operate our business and the related internal management reporting. The Company’s healthcare and life sciences practices from both our Corporate Finance/Restructuring segment and our Forensic and Litigation Consulting segment have been combined under a single organizational structure. This single integrated practice, our health solutions practice, is now aggregated in its entirety within the Forensic and Litigation Consulting reportable segment. Prior period Corporate Finance/Restructuring and Forensic and Litigation Consulting segment information has been reclassified to conform to the current period presentation.

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. Although Adjusted Segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash.

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Corporate Finance/Restructuring	$96,714	$96,187	$195,794	$193,061
Forensic and Litigation Consulting	105,120	106,256	205,844	209,891
Economic Consulting	111,014	99,455	226,208	199,507
Technology	51,196	47,697	97,900	97,357
Strategic Communications	50,569	46,648	96,045	91,655

Revenues	$414,613	$396,243	$821,791	$791,471

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$24,123	$27,296	$43,208	$51,468
Forensic and Litigation Consulting	20,693	19,542	33,504	34,211
Economic Consulting	20,803	18,491	46,997	36,915
Technology	16,888	12,849	30,604	26,064
Strategic Communications	5,219	4,970	8,773	9,499

Total Adjusted Segment EBITDA(1)	$87,726	$83,148	$163,086	$158,157

(1)	Total Adjusted Segment EBITDA is the total of Adjusted Segment EBITDA for all segments.

The table below reconciles Total Adjusted Segment EBITDA to the income before income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Adjusted Segment EBITDA(1)	$87,726	$83,148	$163,086	$158,157
Segment depreciation expense	(6,944)	(6,335)	(13,820)	(12,608)
Amortization of other intangible assets	(5,953)	(5,490)	(11,517)	(11,007)
Special Charges	—	(26,782)	(427)	(26,782)
Unallocated corporate expenses, excluding special charges	(14,570)	(17,709)	(31,734)	(39,981)
Interest income and other	(387)	(363)	550	2,919
Interest expense	(13,071)	(15,195)	(25,786)	(30,399)

Income before income tax provision	$46,801	$11,274	$80,352	$40,299

(1)	Total Adjusted Segment EBITDA is the total of Adjusted Segment EBITDA for all segments.

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our senior bank credit facility and 2020 Senior Notes and 2022 Senior Notes (collectively, the “Senior Notes”). The guarantees are full and unconditional and joint and several. All of the guarantors are 100%-owned, direct or indirect, subsidiaries. The following financial information presents condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows for FTI Consulting, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of June 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$19,671	$308	$72,575	$—	$92,554
Accounts receivable, net	149,013	186,230	144,789	—	$480,032
Intercompany receivables	—	729,235	—	(729,235)	$—
Other current assets	52,287	19,289	20,615	—	$92,191

Total current assets	220,971	935,062	237,979	(729,235)	664,777
Property and equipment, net	33,641	18,683	13,283	—	$65,607
Goodwill	559,519	425,864	277,783	—	$1,263,166
Other intangible assets, net	35,754	23,797	72,129	(30,005)	$101,675
Investments in subsidiaries	1,768,811	511,827	—	(2,280,638)	$—
Other assets	96,327	62,491	27,766	(10,928)	$175,656

Total assets	$2,715,023	$1,977,724	$628,940	$(3,050,806)	$2,270,881

Liabilities
Intercompany payables	$648,931	$67,108	$13,196	$(729,235)	$—
Other current liabilities	90,049	85,967	85,762	—	$261,778

Total current liabilities	738,980	153,075	98,958	(729,235)	261,778
Long-term debt, net	700,000	17,000	—	—	$717,000
Other liabilities	196,476	20,690	6,298	(10,928)	$212,536

Total liabilities	1,635,456	190,765	105,256	(740,163)	1,191,314
Stockholders’ equity	1,079,567	1,786,959	523,684	(2,310,643)	$1,079,567

Total liabilities and stockholders’ equity	$2,715,023	$1,977,724	$628,940	$(3,050,806)	$2,270,881

Condensed Consolidating Balance Sheet Information as of December 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$66,663	$610	$89,512	$—	$156,785
Restricted cash	—	—	1,190	—	1,190
Accounts receivable, net	140,254	149,253	139,733	—	429,240
Intercompany receivables	7,053	674,136	23,185	(704,374)	—
Other current assets	46,978	20,469	19,713	—	87,160

Total current assets	260,948	844,468	273,333	(704,374)	674,375
Property and equipment, net	37,411	16,477	14,304	—	68,192
Goodwill	558,473	418,789	282,773	—	1,260,035
Other intangible assets, net	36,826	23,975	74,967	(31,587)	104,181
Investments in subsidiaries	1,631,243	502,954	—	(2,134,197)	—
Other assets	85,109	66,170	28,318	(10,928)	168,669

Total assets	$2,610,010	$1,872,833	$673,695	$(2,881,086)	$2,275,452

Liabilities
Intercompany payables	$549,339	$112,137	$42,898	$(704,374)	$—
Other current liabilities	118,865	79,533	105,799	—	304,197

Total current liabilities	668,204	191,670	148,697	(704,374)	304,197
Long-term debt, net	700,024	17,000	—	—	717,024
Other liabilities	173,550	10,479	12,898	(10,928)	185,999

Total liabilities	1,541,778	219,149	161,595	(715,302)	1,207,220
Stockholders’ equity	1,068,232	1,653,684	512,100	(2,165,784)	1,068,232

Total liabilities and stockholders’ equity	$2,610,010	$1,872,833	$673,695	$(2,881,086)	$2,275,452

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$144,390	$254,394	$113,565	$(97,736)	$414,613
Operating expenses
Direct cost of revenues	92,781	192,526	70,725	(96,504)	259,528
Selling, general and administrative expense	38,575	28,614	30,367	(1,231)	96,325
Acquisition-related contingent consideration	92	195	(7,739)	—	(7,452)
Amortization of other intangible assets	1,095	2,501	3,146	(789)	5,953

Operating income	11,847	30,558	17,066	788	60,259
Other (expense) income	(16,773)	202	3,113	—	(13,458)

Income (loss) before income tax provision	(4,926)	30,760	20,179	788	46,801
Income tax (benefit) provision	(4,290)	24,090	3,515	—	23,315
Equity in net earnings of subsidiaries	24,122	15,679	—	(39,801)	—

Net income	23,486	22,349	16,664	(39,013)	23,486

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	(11,714)	—	(11,714)

Other comprehensive income (loss), net of tax	—	—	(11,714)	—	(11,714)

Comprehensive income	$23,486	$22,349	$4,950	$(39,013)	$11,772

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended June 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$151,442	$241,033	$101,451	$(97,683)	$396,243
Operating expenses
Direct cost of revenues	96,450	180,788	66,080	(95,098)	248,220
Selling, general and administrative expense	39,041	28,507	27,497	(2,585)	92,460
Special Charges	16,731	4,287	5,764		26,782
Acquisition-related contingent consideration	—	—	(3,541)	—	(3,541)
Amortization of other intangible assets	1,297	2,473	2,541	(821)	5,490

Operating income	(2,077)	24,978	3,110	821	26,832
Other (expense) income	(17,469)	(195)	2,106	—	(15,558)

Income (loss) before income tax provision	(19,546)	24,783	5,216	821	11,274
Income tax (benefit) provision	(9,666)	12,910	283	—	3,527
Equity in net earnings of subsidiaries	17,627	5,741	—	(23,368)	—

Net income	7,747	17,614	4,933	(22,547)	7,747

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	(10,960)	—	(10,960)

Other comprehensive income (loss), net of tax	—	—	(10,960)	—	(10,960)

Comprehensive income (loss)	$7,747	$17,614	$(6,027)	$(22,547)	$(3,213)

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$295,350	$501,055	$221,561	$(196,175)	$821,791
Operating expenses
Direct cost of revenues	193,618	379,873	138,698	(194,181)	518,008
Selling, general and administrative expense	81,471	56,590	56,905	(1,994)	192,972
Special charges	323	104	—	—	427
Acquisition-related contingent consideration	179	195	(7,095)	—	(6,721)
Amortization of other intangible assets	2,322	4,948	5,829	(1,582)	11,517

Operating income	17,437	59,345	27,224	1,582	105,588
Other (expense) income	(31,713)	531	5,946	—	(25,236)

Income (loss) before income tax provision	(14,276)	59,876	33,170	1,582	80,352
Income tax (benefit) provision	(7,221)	34,062	6,345	—	33,186
Equity in net earnings of subsidiaries	54,221	24,114	—	(78,335)	—

Net income	47,166	49,928	26,825	(76,753)	47,166

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	(27,223)	—	(27,223)

Other comprehensive income, net of tax	—	—	(27,223)	—	(27,223)

Comprehensive income	$47,166	$49,928	$(398)	$(76,753)	$19,943

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$305,023	$482,749	$203,509	$(199,810)	$791,471
Operating expenses
Direct cost of revenues	197,625	362,737	128,999	(195,523)	493,838
Selling, general and administrative expense	86,435	57,559	55,342	(4,287)	195,049
Special charges	16,731	4,287	5,764	—	26,782
Acquisition-related contingent consideration	—	—	(2,984)	—	(2,984)
Amortization of other intangible assets	2,600	4,950	5,097	(1,640)	11,007

Operating income	1,632	53,216	11,291	1,640	67,779
Other (expense) income	(30,456)	35,987	1,874	(34,885)	(27,480)

Income (loss) before income tax provision	(28,824)	89,203	13,165	(33,245)	40,299
Income tax (benefit) provision	(28,380)	40,724	1,777	—	14,121
Equity in net earnings of subsidiaries	26,622	13,383	—	(40,005)	—

Net income	26,178	61,862	11,388	(73,250)	26,178

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	1,889	—	1,889

Other comprehensive income, net of tax	—	—	1,889	—	1,889

Comprehensive income	$26,178	$61,862	$13,277	$(73,250)	$28,067

Condensed Consolidating Statement of Cash Flow for the Six Months Ended June 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(59,591)	$50,836	$28,124	$19,369
Investing activities
Payments for acquisition of businesses, net of cash received	(11,601)	(7,157)	(21,754)	(40,512)
Purchases of property and equipment	(1,505)	(10,386)	(2,239)	(14,130)
Other	21	—	—	21

Net cash used in investing activities	(13,085)	(17,543)	(23,993)	(54,621)

Financing activities
Issuance of common stock and other	1,083	—	(645)	438
Purchase and retirement of common stock	(28,758)	—	—	(28,758)
Excess tax benefits from share-based compensation	191	—	—	191
Intercompany transfers	53,168	(33,595)	(19,573)	—

Net cash provided by (used in) financing activities	25,684	(33,595)	(20,218)	(28,129)

Effect of exchange rate changes on cash and cash equivalents	—	—	(850)	(850)

Net decrease in cash and cash equivalents	(46,992)	(302)	(16,937)	(64,231)
Cash and cash equivalents, beginning of period	66,663	610	89,512	156,785

Cash and cash equivalents, end of period	$19,671	$308	$72,575	$92,554

Condensed Consolidating Statement of Cash Flow for the Six Months Ended June 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(70,726)	$336	$13,102	$(57,288)
Investing activities
Payments for acquisition of businesses, net of cash received	(21,186)	—	(364)	(21,550)
Purchases of property and equipment	(3,384)	(8,350)	(1,994)	(13,728)
Other	93	—	—	93

Net cash used in investing activities	(24,477)	(8,350)	(2,358)	(35,185)

Financing activities
Payments of long-term debt and capital lease obligations	(1,929)	(45)	—	(1,974)
Net issuance of common stock and other	(948)	—	(1,287)	(2,235)
Excess tax benefits from share-based compensation	71	—	—	71
Intercompany transfers	8,906	7,955	(16,861)	—

Net cash provided by (used in) financing activities	6,100	7,910	(18,148)	(4,138)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,831)	(1,831)

Net decrease in cash and cash equivalents	(89,103)	(104)	(9,235)	(98,442)
Cash and cash equivalents, beginning of period	161,180	197	103,046	264,423

Cash and cash equivalents, end of period	$72,077	$93	$93,811	$165,981

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and six months ended June 30, 2013 and 2012 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 and our Current Report on Form 8-K dated May 21, 2013, in which we reclassified historical segment information on a basis consistent with our current segment reporting structure. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward-Looking Statements.”

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

Non-GAAP Measures

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that is not presented in our financial statements and prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these measures are considered “non-GAAP financial measures” under the SEC rules. Specifically, we have referred to:

•	Segment Operating Income

•	Total Segment Operating Income

•	Adjusted EBITDA

•	Adjusted Segment EBITDA

•	Total Adjusted Segment EBITDA

•	Adjusted Net Income

•	Adjusted Earnings per Diluted Share

We define Segment Operating Income as a segment’s share of consolidated operating income. We define Total Segment Operating Income as the total of Segment Operating Income for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted EBITDA as consolidated net income before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, special charges and goodwill impairment charges. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We also believe that these measures, when considered together with our GAAP financial results, provide management and investors with a more complete understanding of our operating results, including underlying trends, by excluding the effects of special charges and goodwill impairment charges. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP measures, provide management and investors with additional information for comparison of our operating results to the operating results of other companies.

We define Adjusted Net Income and Adjusted Earnings per Diluted Share as net income and earnings per diluted share, respectively, excluding the impact of special charges, goodwill impairment charges and losses on early extinguishment of debt. We use Adjusted Net Income for the purpose of calculating Adjusted Earnings per Diluted Share. Management uses Adjusted Earnings per Diluted Share to assess total company operating performance on a consistent basis. We believe that this measure, when considered together with our GAAP financial results, provides management and investors with a more complete understanding of our business operating results, including underlying trends, by excluding the effects of special charges, goodwill impairment charges and losses on early extinguishment of debt.

Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Consolidated Statements of Comprehensive Income (Loss). Reconciliations of GAAP to non-GAAP financial measures are included elsewhere in this filing.

We define acquisition growth as the results of operations of acquired companies in the first twelve months following the effective date of an acquisition. Our definition of organic growth is the change in the results of operations excluding the impact of all such acquisitions.

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenues	$414,613	$396,243	$821,791	$791,471
Special charges	$—	$26,782	$427	$26,782
Adjusted EBITDA	$74,228	$66,616	$133,554	$120,576
Net income	$23,486	$7,747	$47,166	$26,178
Earnings per common share—diluted	$0.58	$0.18	$1.17	$0.61
Adjusted EPS	$0.58	$0.60	$1.17	$1.02
Cash provided by (used in) operating activities	$21,673	$533	$19,369	$(57,288)
Total number of employees at June 30,	4,040	3,855	4,040	3,855

Second Quarter 2013 Executive Highlights

Revenues

Revenues for the quarter ended June 30, 2013 increased $18.4 million, or 4.6%, to $414.6 million, compared to $396.2 million in the same prior year period. Revenues grew largely due to $13 million of revenue generated by acquired businesses in our Corporate Finance/Restructuring segment. Revenues increased organically 0.9% due to strong demand for our Economic Consulting and Strategic Communications segments in the North America and Europe, Middle East and Africa (“EMEA”) regions as well as increased volumes for merger and acquisition (“M&A”) related second request document review services in our Technology segment. These increases were partially offset by weak demand for our bankruptcy and restructuring practices in our Corporate Finance/Restructuring segment in the North America and Asia Pacific regions.

Special Charges

There were no special charges recorded in the quarter ended June 30, 2013, compared to $26.8 million in special charges recorded in the same prior year period. The June 30, 2012 special charges were primarily related to staff reductions and leased real estate consolidations.

Adjusted EBITDA

Adjusted EBITDA increased $7.6 million, or 11.4%, to $74.2 million, or 17.9% of revenues, compared to $66.6 million, or 16.8% of revenues, in the same prior year period. The Company reduced its acquisition-related contingent consideration liability related to business operations in Asia that were acquired in 2010, based upon a revaluation of the consideration expected to be paid over the remaining earn out period. The $8.2 million non-cash valuation adjustment was recorded as a revaluation gain and is included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Approximately $6.3 million of the revaluation gain was recorded in the Corporate Finance/Restructuring segment, with $1.9 million recorded in the Forensic and Litigation Consulting segment. A similar revaluation gain of $4.1 million was recorded in the same prior year period, of which $3.8 million was recorded in the Corporate Finance/Restructuring segment and $0.3 million was recorded in the Forensic and Litigation Consulting segment.

Excluding the impact of the revaluation gain, Adjusted EBITDA increased primarily from a reduction in performance-based compensation expense, increased volumes in our Technology segment and higher utilization in our Economic Consulting segment, partially offset by under-utilization in our bankruptcy and restructuring practices in our Corporate Finance/Restructuring segment in the North America region.

Net Income

Net income increased $15.8 million to $23.5 million, compared to the $7.7 million in the same prior year period. The increase was primarily attributable to the $26.8 million special charge made in the quarter ended June 30, 2012 that was not present in the quarter ended June 30, 2013. Net income for the quarter ended June 30, 2013 included a favorable $7.1 million after-tax impact related to a revaluation gain, compared to a favorable after-tax impact of approximately $3.2 million related to a revaluation gain in the same prior year period. Additionally, a $6.9 million non-cash valuation reserve was recorded to reduce a deferred tax asset previously established to reflect the benefit of future foreign tax credits which, based on a current assessment, may not be realizable in the future. This valuation reserve was recorded as an increase in income tax expense for the quarter.

Earnings per share and Adjusted EPS

Earnings per diluted share for the quarter ended June 30, 2013 were $0.58, compared to $0.18 in the same prior year period, as the prior year period included a special charge of $26.8 million primarily related to staff reductions and leased real estate consolidations. Earnings per diluted share for the quarter ended June 30, 2013 included an $8.2 million revaluation gain resulting in a $0.18 increase in EPS and Adjusted EPS and an unfavorable $6.9 million deferred tax valuation reserve resulting in a $0.17 decrease in EPS and Adjusted EPS for the quarter compared to a favorable revaluation gain of $4.1 million resulting in a $0.08 increase in EPS and Adjusted EPS in the same prior year period. Adjusted earnings per diluted share, which exclude the impact of the special charge, were $0.58, compared to $0.60 in the same prior year period due to the impact of the operating results described above.

Operating cash flows

Cash provided from operating activities for the quarter ended June 30, 2013 was $21.7 million compared to $0.5 million for the same prior year period. The increase was the result of higher cash collections on accounts receivable, partially offset by bonuses paid and higher tax payments. Cash collections for the quarter were strong at $396 million.

Headcount

Headcount increased by 185, or 4.8%, to 4,040.

Billable headcount increased in the Corporate Finance/Restructuring segment as a result of acquisitions, in the Economic Consulting segment to support growing operations, and Forensic and Litigation Consulting segment related to growth in our health solutions practice, partially offset by a decrease in our Technology segment.

Other strategic activities

On April 4, 2013, the Company announced the acquisition of the operations of Taylor Woodings partnership, an Australian specialist corporate advisory firm with offices in Sydney, Melbourne, Perth and Brisbane. On May 1, 2013, the Company announced the acquisition of the operations of Princeton Economics Group, an economic consulting firm based in Princeton, N.J. The Taylor Woodings acquisition expanded the geographic footprint and service offerings of FTI Consulting in Australia, adding nearly 80 professionals into the Company’s Corporate/Finance Restructuring segment, and the Princeton Economics Consulting Group acquisition added 10 professionals to the Company’s Economic Consulting segment, enhancing capacity within antitrust and competition economics services.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$96,714	$96,187	$195,794	$193,061
Forensic and Litigation Consulting	105,120	106,256	205,844	209,891
Economic Consulting	111,014	99,455	226,208	199,507
Technology	51,196	47,697	97,900	97,357
Strategic Communications	50,569	46,648	96,045	91,655

Revenues	$414,613	$396,243	$821,791	$791,471

Operating income (loss)
Corporate Finance/Restructuring	$21,436	$14,520	$38,135	$36,464
Forensic and Litigation Consulting	19,177	10,201	30,279	23,298
Economic Consulting	19,530	16,551	44,525	33,871
Technology	11,292	4,757	19,374	12,958
Strategic Communications	3,394	(1,370)	5,121	1,287

Total segment operating income	74,829	44,659	137,434	107,878
Unallocated corporate expenses	(14,570)	(17,827)	(31,846)	(40,099)

Operating income	60,259	26,832	105,588	67,779

Other income (expense)
Interest income and other	(387)	(363)	550	2,919
Interest expense	(13,071)	(15,195)	(25,786)	(30,399)

	(13,458)	(15,558)	(25,236)	(27,480)

Income before income tax provision	46,801	11,274	80,352	40,299
Income tax provision	23,315	3,527	33,186	14,121

Net income	$23,486	$7,747	$47,166	$26,178

Earnings per common share—basic	$0.60	$0.19	$1.20	$0.65

Earnings per common share—diluted	$0.58	$0.18	$1.17	$0.61

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net income	$23,486	$7,747	$47,166	$26,178
Add back:
Income tax provision	23,315	3,527	33,186	14,121
Other income (expense), net	13,458	15,558	25,236	27,480
Depreciation and amortization	8,016	7,512	16,022	15,008
Amortization of other intangible assets	5,953	5,490	11,517	11,007
Special charges	—	26,782	427	26,782

Adjusted EBITDA	$74,228	$66,616	$133,554	$120,576

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$23,486	$7,747	$47,166	$26,178
Add back: Special charges, net of tax effect(1)	—	17,320	253	17,320

Adjusted net income	$23,486	$25,067	$47,419	$43,498

Earnings per common share—diluted	$0.58	$0.18	$1.17	$0.61
Add back: Special charges, net of tax effect(1)	—	0.42	—	0.41

Adjusted earnings per common share—diluted	$0.58	$0.60	$1.17	$1.02

Weighted average number of common shares outstanding—diluted	40,293	42,074	40,456	42,672

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustment for the six months ended June 30, 2013 was 40.7%, and the adjustment was 35.3% for each of the three and six months ended June 30, 2012. The tax expense related to the adjustments for the six months ended June 30, 2013 was $0.2 million with no impact on diluted earnings per share. The tax expense for the three and six months ended June 30, 2012 was $9.5 million or $0.22 impact on diluted earnings per share.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $3.2 million, or 18.3%, to $14.6 million for the three months ended June 30, 2013 from $17.8 million for the same prior year period. The decrease was due to a reduction in performance-based compensation expense and lower spending on core marketing, partially offset by higher legal fees in the three months ended June 30, 2013 when compared to the same prior year period.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses was a loss of $0.4 million for the three months ended June 30, 2013, which was unchanged from a loss of $0.4 million for the same prior year period.

Interest expense

Interest expense was $13.1 million for the three months ended June 30, 2013 as compared to $15.2 million for the same prior year period. Interest expense in 2013 was favorably impacted by lower average borrowings, interest rates and deferred financing fees in 2013 as compared to 2012, primarily due to the repayment in July 2012 of $150.0 million aggregate principal amount of 3 3/4% senior subordinated convertible notes (“Convertible Notes”) and the extinguishment of the $215.0 million aggregate principal amount of 7 3/4% senior notes due 2016 (“2016 Notes”) in the fourth quarter of 2012, which was partially offset by interest expense relating to the issuance of the $300.0 million aggregate principal amount of 6.0% senior notes due 2022 (“2022 Notes”) in the fourth quarter of 2012.

Special charges

During the quarter ended June 30, 2012, we recorded special charges totaling $26.8 million, of which $4.6 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments, to address certain targeted practices within our Corporate Finance/Restructuring and Economic Consulting segments and to reduce excess real estate capacity. These actions included the termination of 116 employees, the consolidation of leased office space within six office locations and certain other actions.

The following table details the special charge adjustments by segment for the quarter ended June 30, 2012:

	Three Months Ended June 30,
	2012
	Special Charges	Total Headcount
Corporate Finance/Restructuring	$10,561	4
Forensic and Litigation Consulting	7,808	43
Economic Consulting	818	8
Technology	2,966	42
Strategic Communications	4,511	15

	26,664	112
Unallocated Corporate	118	4

Total	$26,782	116

We did not record any special charges in the three months ended June 30, 2013.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 49.8% for the three months ended June 30, 2013 as compared to 31.3% for the same prior year period. During the second quarter of 2013, we recorded a deferred tax valuation reserve related to foreign tax credits, primarily due to lower forecasted foreign earnings, resulting in an increase to the income tax provision in the amount of $6.9 million. Excluding the impact of the discrete item, the effective tax rate for the three months ended June 30, 2013 would have been 34.6%, higher than the same prior year period due to the impact from a change in the mix of earnings by jurisdiction, both state and foreign, and certain non-deductible expenses relating to acquisitions completed in 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $8.3 million, or 20.6%, to $31.8 million for the six months ended June 30, 2013 from $40.1 million for the same prior year period. The decrease was due to a reduction in performance-based compensation expense, lower spending on core marketing and lower costs related to strategic planning activities in the six months ended June 30, 2013 when compared to the same prior year period.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $2.3 million to $0.6 million for the six months ended June 30, 2013 from $2.9 million for the same prior year period. The decrease is primarily due to net foreign currency transaction losses in the period ended June 30, 2013 as compared to net gains in the same prior year period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include current intercompany receivables and payables. The foreign exchange losses in the six months ended June 30, 2013 were primarily the result of the strengthening of the US dollar and Hong Kong dollar relative to the Australian dollar, Canadian dollar and British pound.

Interest expense

Interest expense was $25.8 million for the six months ended June 30, 2013 as compared to $30.4 million for the same prior year period. Interest expense in 2013 was favorably impacted by lower average borrowings, interest rates and deferred financing fees in 2013 as compared to 2012, primarily due to the repayment in July 2012 of $150.0 million aggregate principal amount of Convertible Notes and the extinguishment of the 2016 Notes in the fourth quarter of 2012, which was partially offset by interest expense relating to the issuance of the 2022 Notes in the fourth quarter of 2012.

Special charges

During the six months ended June 30, 2013, we recorded adjustments to the special charges recorded in 2012 of approximately $0.4 million, primarily related to the consolidation of office spaces previously vacated. These charges reflect the changes to sublease terms and associated costs for those locations for which actual subleases have been entered into during the six months ended June 30, 2013, as well as the impact of updated forecasts of expected sublease income and employee termination costs.

The following table details the special charges by segment for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Six Months Ended June 30,
	2013		2012
	Special Charges	Total Headcount	Special Charges	Total Headcount
Corporate Finance/Restructuring	$68	—	$10,561	4
Forensic and Litigation Consulting	173	—	7,808	43
Economic Consulting	(4)	—	818	8
Technology	14	—	2,966	42
Strategic Communications	64	—	4,511	15

	315	—	26,664	112
Unallocated Corporate	112	—	118	4

Total	$427	—	$26,782	116

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 41.3% for the six months ended June 30, 2013 as compared to 35.0% for the same period in 2012 due to an increase in income tax expense related to a discrete adjustment recorded in the period. During the six months ended June 30, 2013, we recorded a deferred tax valuation reserve related to foreign tax credits, primarily due to lower forecasted foreign earnings, resulting in a discrete increase to the income tax provision in the amount of $6.9 million. We also recognized the impact of a discrete benefit related to the favorable resolution of an income tax contingency in the amount of $2.2 million. Excluding the impact of these discrete items, the effective tax rate for the six months ended June 30, 2013 would have been 35.6%, comparable to the effective tax rate in the same prior year period.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net income	$23,486	$7,747	$47,166	$26,178
Add back:
Income tax provision	23,315	3,527	33,186	14,121
Other income (expense), net	13,458	15,558	25,236	27,480
Unallocated corporate expense	14,570	17,827	31,846	40,099

Total Segment Operating Income	$74,829	$44,659	$137,434	$107,878
Add back:
Segment depreciation expense	6,944	6,335	13,820	12,608
Amortization of other intangible assets	5,953	5,490	11,517	11,007
Special charges	—	26,664	315	26,664

Total Adjusted Segment EBITDA	$87,726	$83,148	$163,086	$158,157

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	718	596	718	596
Forensic and Litigation Consulting	969	930	969	930
Economic Consulting	499	467	499	467
Technology	285	311	285	311
Strategic Communications	611	599	611	599

Total revenue-generating professionals	3,082	2,903	3,082	2,903

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	62%	75%	66%	77%
Forensic and Litigation Consulting	67%	68%	65%	74%
Economic Consulting	82%	80%	86%	83%
Average billable rate per hour:(2)(3)
Corporate Finance/Restructuring	$416	$413	$412	$413
Forensic and Litigation Consulting	307	306	314	304
Economic Consulting	505	496	501	483

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

(3)

2013 and 2012 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting, and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$96,714	$96,187	$195,794	$193,061

Operating expenses:
Direct cost of revenues	59,516	58,372	121,949	116,810
Selling, general and administrative expenses	19,730	14,571	37,420	29,126
Special charges	—	10,561	68	10,561
Acquisition-related contingent consideration	(5,800)	(3,277)	(5,161)	(2,778)
Amortization of other intangible assets	1,832	1,440	3,383	2,878

	75,278	81,667	157,659	156,597

Segment operating income	21,436	14,520	38,135	36,464
Add back:
Depreciation and amortization of intangible assets	2,687	2,215	5,005	4,443
Special charges	—	10,561	68	10,561

Adjusted Segment EBITDA	$24,123	$27,296	$43,208	$51,468

Gross profit(1)	$37,198	$37,815	$73,845	$76,251
Gross profit margin(2)	38.5%	39.3%	37.7%	39.5%
Adjusted Segment EBITDA as a percent of revenues	24.9%	28.4%	22.1%	26.7%
Number of revenue generating professionals (at period end)	718	596	718	596
Utilization rates of billable professionals	62%	75%	66%	77%
Average billable rate per hour	$416	$413	$412	$413

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues increased $0.5 million, or 0.5%, to $96.7 million for the three months ended June 30, 2013 compared to $96.2 million for the same prior year period. Revenues increased $13.0 million, or 13.6%, in 2013 due to acquisitions as compared to the same prior year period. Revenues decreased organically $12.5 million, or 13.1%, due to lower demand in our North America and Asia Pacific restructuring practices, partially offset by higher realization in the EMEA region and success fees in our telecom, media and technology practice.

Gross profit decreased $0.6 million, or 1.6%, to $37.2 million for the three months ended June 30, 2013 compared to $37.8 million for the same prior year period. Gross profit margin decreased 0.8 percentage points to 38.5% for the three months ended June 30, 2013 compared to 39.3% for the same prior year period. The decrease in gross profit margin was due to lower utilization in our North America and Asia Pacific restructuring practices, partially offset by favorable margins from our acquired practices and a reduction in performance-based compensation expense.

SG&A expense increased $5.1 million, or 35.4%, to $19.7 million for the three months ended June 30, 2013 compared to $14.6 million for the same prior year period. SG&A expense was 20.4% of revenues for the three months ended June 30, 2013, compared to 15.1% for the same prior year period. The increase in SG&A expense was due to the overhead costs related to the acquired practices as well as non-recurring acquisition costs of $1.8 million.

Amortization of other intangible assets was $1.8 million for the three months ended June 30, 2013 compared to $1.4 million for the same prior year period.

Adjusted Segment EBITDA decreased $3.2 million, or 11.6%, to $24.1 million for the three months ended June 30, 2013 compared to $27.3 million for the same prior year period. Excluding the revaluation gains in 2013 and 2012 of $6.3 million and $3.8 million, respectively, Adjusted Segment EBITDA decreased by $5.7 million to $17.8 million.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues increased $2.7 million, or 1.4%, to $195.8 million for the six months ended June 30, 2013 compared to $193.1 million for the same prior year period. Revenues increased $19.5 million, or 10.1%, in 2013 due to acquisitions as compared to the same prior year period. Revenues decreased organically $16.8 million, or 8.7%, primarily due to lower demand and realization in our North America and Asia Pacific restructuring practices, partially offset by higher demand and realization in the EMEA region and increased demand for our telecom, media and technology practices.

Gross profit decreased $2.5 million, or 3.2%, to $73.8 million for the six months ended June 30, 2013 compared to $76.3 million for the same prior year period. Gross profit margin decreased 1.8 percentage points to 37.7% for the six months ended June 30, 2013 compared to 39.5% for the same prior year period. The decrease in gross profit margin was due to lower utilization in our North America and Asia Pacific restructuring practices, partially offset by favorable margins from our acquired practices and reduced performance-based compensation expense.

SG&A expense increased $8.3 million, or 28.5%, to $37.4 million for the six months ended June 30, 2013 compared to $29.1 million for the same prior year period. SG&A expense was 19.1% of revenues for the six months ended June 30, 2013, compared to 15.1% for the same prior year period. The increase in SG&A expense was primarily due to the overhead costs related to the acquired practices as well as non-recurring acquisition costs of $1.8 million. Amortization of other intangible assets was $3.4 million for the six months ended June 30, 2013 compared to $2.9 million for the same prior year period.

Adjusted Segment EBITDA decreased $8.3 million, or 16.0%, to $43.2 million for the six months ended June 30, 2013 compared to $51.5 million for the same prior year period. Excluding the revaluation gains in 2013 and 2012 of $6.3 million and $3.8 million, respectively, Adjusted Segment EBITDA decreased $10.8 million to $36.9 million.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$105,120	$106,256	$205,844	$209,891

Operating expenses:
Direct cost of revenues	66,861	67,836	134,835	136,197
Selling, general and administrative expenses	20,351	20,167	41,222	41,770
Special charges	—	7,808	173	7,808
Acquisition-related contingent consideration	(1,848)	(264)	(1,756)	(206)
Amortization of other intangible assets	579	508	1,091	1,024

	85,943	96,055	175,565	186,593

Segment operating income	19,177	10,201	30,279	23,298
Add back:
Depreciation and amortization of intangible assets	1,516	1,533	3,052	3,105
Special charges	—	7,808	173	7,808

Adjusted Segment EBITDA	$20,693	$19,542	$33,504	$34,211

Gross profit(1)	$38,259	$38,420	$71,009	$73,694
Gross profit margin(2)	36.4%	36.2%	34.5%	35.1%
Adjusted Segment EBITDA as a percent of revenues	19.7%	18.4%	16.3%	16.3%
Number of revenue generating professionals (at period end)	969	930	969	930
Utilization rates of billable professionals	67%	68%	65%	74%
Average billable rate per hour	$307	$306	$314	$304

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues decreased $1.2 million, or 1.1%, to $105.1 million for the three months ended June 30, 2013 from $106.3 million for the same prior year period. The decline was primarily attributable to the decrease in demand in our North America investigation and trial services practices, partially offset by higher average bill rates as a result of staff mix in our North America disputes and investigations practices and success fees in our health solutions practice.

Gross profit decreased $0.1 million, or 0.4%, to $38.3 million for the three months ended June 30, 2013 from $38.4 million for the same prior year period. Gross profit margin increased 0.2 percentage points to 36.4% for the three months ended June 30, 2013 from 36.2% for the same prior year period. The increase in gross profit margin was driven by improved utilization in our North America disputes and investigations practices and a reduction in performance-based compensation expense, partially offset by under-utilization in our trial services practice and investments in certain new EMEA practices.

SG&A expense increased $0.2 million, or 0.9%, to $20.4 million for the three months ended June 30, 2013 from $20.2 million for the same prior year period. SG&A expense was 19.4% of revenues for the three months ended June 30, 2013, up from 19.0% for the same prior year period.

Amortization of other intangible assets increased by $0.1 million to $0.6 million for the three months ended June 30, 2013 from $0.5 million for the same prior year period.

Adjusted Segment EBITDA increased by $1.2 million, or 5.9%, to $20.7 million for the three months ended June 30, 2013 from $19.5 million for the same prior year period. Excluding the revaluation gains in 2013 and 2012 of $1.9 million and $0.3 million, respectively, Adjusted Segment EBITDA decreased $0.4 million to $18.8 million.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues decreased $4.0 million, or 1.9%, to $205.9 million for the six months ended June 30, 2013 from $209.9 million for the same prior year period. Revenues declined organically $4.6 million, or 2.2%, primarily due to weak demand in our North America investigation and trial services practices, partially offset by higher average bill rates as a result of staff mix in our North America disputes and investigations practices and success fees in our health solutions practice as well as certain large engagements that benefitted our data analytics practice in the prior year period.

Gross profit decreased $2.7 million, or 3.6%, to $71.0 million for the six months ended June 30, 2013 from $73.7 million for the same prior year period. Gross profit margin decreased 0.6 percentage points to 34.5% for the six months ended June 30, 2013 from 35.1% for the same prior year period. The gross profit margin decline was primarily due to lower utilization in our data analytics and trial services practices as well as increased investment in certain new EMEA practices, partially offset by improved utilization in our North America disputes and investigations practices and a reduction in performance-based compensation expense.

SG&A expense decreased $0.6 million, or 1.3%, to $41.2 million for the six months ended June 30, 2013 from $41.8 million for the same prior year period. SG&A expense was 20.0% of revenues for the six months ended June 30, 2013, up from 19.9% for the same prior year period. The decrease in SG&A expense was primarily due to lower corporate allocations, bad debt expense and facilities costs, partially offset by higher personnel costs. Bad debt expense was 1.0% of revenues for the six months ended June 30, 2013 down from 1.3% for the same prior year period.

Amortization of other intangible assets increased by $0.1 million to $1.1 million for the six months ended June 30, 2013 from $1.0 million for the same prior year period.

Adjusted Segment EBITDA decreased by $0.7 million, or 2.1%, to $33.5 million for the six months ended June 30, 2013 from $34.2 million for the same prior year period. Excluding the revaluation gains in 2013 and 2012 of $1.9 million and $0.3 million, respectively, Adjusted Segment EBITDA decreased $2.3 million to $31.6 million.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$111,014	$99,455	$226,208	$199,507

Operating expenses:
Direct cost of revenues	76,671	69,257	152,622	136,912
Selling, general and administrative expenses	14,356	12,431	28,210	27,109
Special charges	—	818	(4)	818
Acquisition-related contingent consideration	47	—	47	—
Amortization of other intangible assets	410	398	808	797

	91,484	82,904	181,683	165,636

Segment operating income	19,530	16,551	44,525	33,871
Add back:
Depreciation and amortization of intangible assets	1,273	1,122	2,476	2,226
Special charges	—	818	(4)	818

Adjusted Segment EBITDA	$20,803	$18,491	$46,997	$36,915

Gross profit(1)	$34,343	$30,198	$73,586	$62,595
Gross profit margin(2)	30.9%	30.4%	32.5%	31.4%
Adjusted Segment EBITDA as a percent of revenues	18.7%	18.6%	20.8%	18.5%
Number of revenue generating professionals (at period end)	499	467	499	467
Utilization rates of billable professionals	82%	80%	86%	83%
Average billable rate per hour	$505	$496	$501	$483

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues increased $11.5 million, or 11.6%, to $111.0 million for the three months ended June 30, 2013 from $99.5 million for the same prior year period. Revenues grew organically $11.3 million, or 11.3%, due to strong demand in our antitrust litigation practice in the North America and EMEA regions and our international arbitration, regulatory and valuation practices in the EMEA region.

Gross profit increased $4.1 million, or 13.7%, to $34.3 million for the three months ended June 30, 2013 from $30.2 million for the same prior year period. Gross profit margin increased 0.5 percentage points to 30.9% for the three months ended June 30, 2013 from 30.4% for the same prior year period. The increase in gross profit margin was attributed to higher utilization, partially offset by higher performance-based compensation expense.

SG&A expense increased $2.0 million, or 15.5%, to $14.4 million for the three months ended June 30, 2013 from $12.4 million for the same prior year period. SG&A expense was 12.9% of revenues for the three months ended June 30, 2013 compared to 12.5% for the same prior year period. The increase in SG&A expense was due to higher bad debt expense compared to the prior year period which included several large recoveries. Bad debt expense was 1.7% of revenues for the three months ended June 30, 2013 compared to 0.5% of revenues for the same prior year period.

Amortization of other intangible assets was $0.4 million for the three months ended June 30, 2013, unchanged for the same prior year period.

Adjusted Segment EBITDA increased $2.3 million, or 12.5%, to $20.8 million for the three months ended June 30, 2013, compared to $18.5 million for the same prior year period.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues increased $26.7 million, or 13.4%, to $226.2 million for the six months ended June 30, 2013 compared to $199.5 million for the same prior year period. Revenues grew organically $26.4 million, or 13.2%, primarily due to increased demand in our financial economics and antitrust litigation practices in the North America region as well as our international arbitration, regulatory and valuation practices in the EMEA region.

Gross profit increased $11.0 million, or 17.6%, to $73.6 million for the six months ended June 30, 2013 compared to $62.6 million for the same prior year period. Gross profit margin increased 1.1 percentage points to 32.5% for the six months ended June 30, 2013 from 31.4% for the same prior year period. The increase in gross profit margin was due to higher utilization, partially offset by higher performance-based compensation expense.

SG&A expense increased $1.1 million, or 4.1%, to $28.2 million for the six months ended June 30, 2013 compared to $27.1 million for the same prior year period. SG&A expense was 12.5% of revenues for the six months ended June 30, 2013 compared to 13.6% for the same prior year period. The increase in SG&A expense was due to higher personnel costs, computer expenses and corporate allocations in support of growing operations. Bad debt expense was 1.7% of revenues for the six months ended June 30, 2013 compared to 1.9% of revenues for the same prior year period.

Amortization of other intangible assets was $0.8 million for the six months ended June 30, 2013, unchanged for the same prior year period.

Adjusted Segment EBITDA increased $10.1 million, or 27.3%, to $47.0 million for the six months ended June 30, 2013, compared to $36.9 million for the same prior year period.

TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$51,196	$47,697	$97,900	$97,357

Operating expenses:
Direct cost of revenues	23,126	22,304	44,987	44,177
Selling, general and administrative expenses	14,793	15,686	29,555	33,280
Special charges	—	2,966	14	2,966
Amortization of other intangible assets	1,985	1,984	3,970	3,976

	39,904	42,940	78,526	84,399

Segment operating income	11,292	4,757	19,374	12,958
Add back:
Depreciation and amortization of intangible assets	5,596	5,126	11,216	10,140
Special charges	—	2,966	14	2,966

Adjusted Segment EBITDA	$16,888	$12,849	$30,604	$26,064

Gross profit(1)	$28,070	$25,393	$52,913	$53,180
Gross profit margin(2)	54.8%	53.2%	54.0%	54.6%
Adjusted Segment EBITDA as a percent of revenues	33.0%	26.9%	31.3%	26.8%
Number of revenue generating professionals (at period end)(3)	285	311	285	311

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues increased by $3.5 million, or 7.3%, to $51.2 million for the three months ended June 30, 2013 from $47.7 million for the same prior year period. Revenues increased due to higher volume for M&A-related second request services and growth in the EMEA and North America regions related to financial services investigations and competition engagements.

Gross profit increased by $2.7 million, or 10.5%, to $28.1 million for the three months ended June 30, 2013 from $25.4 million for the same prior year period. Gross profit margin increased 1.6 percentage points to 54.8% for the three months ended June 30, 2013 from 53.2% for the same prior year period due to increased services volumes, partially offset by reduced pricing for services and consulting.

SG&A expense decreased by $0.9 million, or 5.7%, to $14.8 million for the three months ended June 30, 2013 from $15.7 million for the same prior year period. SG&A expense was 28.9% of revenue for the three months ended June 30, 2013, down from 32.9% for the same prior year period due to the decline in revenues. The decrease in SG&A expense was driven by lower research and development expenses, partially offset by higher bad debt expense. Bad debt expense was $0.5 million for the three months ended June 30, 2013 compared to $0.1 million for the same prior year period. Research and development expense for the three months ended June 30, 2013 was $3.5 million, compared to $5.1 million for the same prior year period.

Amortization of other intangible assets remained flat at $2.0 million for the three months ended June 30, 2013 compared to the same prior year period.

Adjusted Segment EBITDA increased $4.0 million, or 31.4%, to $16.9 million for the three months ended June 30, 2013 from $12.9 million for the same prior year period.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues increased by $0.5 million, or 0.6%, to $97.9 million for the six months ended June 30, 2013 from $97.4 million for the same prior year period. Revenues increased due to higher volume for M&A-related second request services and growth in the EMEA and North America regions related to financial services investigations and competition engagements.

Gross profit decreased by $0.3 million, or 0.5%, to $52.9 million for the six months ended June 30, 2013 from $53.2 million for the same prior year period. Gross profit margin decreased 0.6 percentage points to 54.0% for the six months ended June 30, 2013 from 54.6% for the same prior year period due to the revenues increase in our lower margin services as well as higher infrastructure costs, amortization of capitalized software and variable compensation expense.

SG&A expense decreased by $3.7 million, or 11.2%, to $29.6 million for the six months ended June 30, 2013 from $33.3 million for the same prior year period. SG&A expense was 30.2% of revenues for the six months ended June 30, 2013, down from 34.2% for the same prior year period. The decrease in SG&A expense was primarily due to lower research and development expenses, partially offset by higher bad debt expense. Bad debt expense was $0.9 million for the six months ended June 30, 2013 compared to bad debt recoveries of $0.2 million for the same prior year period. Research and development expense for the six months ended June 30, 2013 was $7.5 million, compared to $11.9 million for the same prior year period.

Amortization of other intangible assets remained flat at $4.0 million for the six months ended June 30, 2013 compared to the same prior year period.

Adjusted Segment EBITDA increased $4.5 million, or 17.4%, to $30.6 million for the six months ended June 30, 2013 from $26.1 million for the same prior year period.

STRATEGIC COMMUNICATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$50,569	$46,648	$96,045	$91,655

Operating expenses:
Direct cost of revenues	33,354	30,454	63,615	59,745
Selling, general and administrative expenses	12,525	11,893	24,831	23,780
Special charges	—	4,511	64	4,511
Acquisition-related contingent consideration	149	—	149	—
Amortization of other intangible assets	1,147	1,160	2,265	2,332

	47,175	48,018	90,924	90,368

Segment operating income (loss)	3,394	(1,370)	5,121	1,287
Add back:
Depreciation and amortization of intangible assets	1,825	1,829	3,588	3,701
Special charges	—	4,511	64	4,511

Adjusted Segment EBITDA	$5,219	$4,970	$8,773	$9,499

Gross profit(1)	$17,215	$16,194	$32,430	$31,910
Gross profit margin(2)	34.0%	34.7%	33.8%	34.8%
Adjusted Segment EBITDA as a percent of revenues	10.3%	10.7%	9.1%	10.4%
Number of revenue generating professionals (at period end)	611	599	611	599

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2013

Revenues increased $4.0 million, or 8.4%, to $50.6 million for the three months ended June 30, 2013 from $46.6 million for the same prior year period with a 1.2% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the British pound relative to the U.S. dollar. Revenues increased due to acquisitions by $1.5 million, or 3.3%, from the same prior year period. Revenues increased organically 6.3% due to higher pass-through revenues in the North America region and higher project revenue in the North America and EMEA regions, partially offset by reduced capital market activity in the Asia Pacific region.

Gross profit increased $1.0 million, or 6.3%, to $17.2 million for the three months ended June 30, 2013 from $16.2 million for the same prior year period. Gross profit margin decreased 0.7 percentage points to 34.0% for the three months ended June 30, 2013 from 34.7% for the same prior year period. The decline in gross profit margin was primarily due to the higher proportion of low margin pass-through revenues.

SG&A expense increased $0.6 million, or 5.3%, to $12.5 million for the three months ended June 30, 2013 from $11.9 million for the same prior year period. SG&A expense was 24.8% of revenues for the three months ended June 30, 2013, down from 25.5% of revenues for the same prior year period. The increase in SG&A expense was primarily related to higher facilities expenses and overhead costs related to a 2013 acquired practice.

Amortization of other intangible assets of $1.1 million was unchanged for the three months ended June 30, 2013 compared to the same prior year period.

Adjusted Segment EBITDA increased $0.2 million, or 5.0%, to $5.2 million for the three months ended June 30, 2013 from $5.0 million for the same prior year period.

Six Month Ended June 30, 2013 Compared to Six Months Ended June 30, 2013

Revenues increased $4.3 million, or 4.8%, to $96.0 million for the six months ended June 30, 2013 from $91.7 million for the same prior year period with a 1.0% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the British pound and South African rand relative to the U.S. dollar. Revenues increased due to acquisitions by $1.8 million or 2.0% from the same prior year period. Revenues increased organically 3.8% due to higher pass-through revenues in the North America region and higher project revenues in the North America and EMEA regions, partially offset by reduced capital market activity in the Asia Pacific region.

Gross profit increased $0.5 million, or 1.6%, to $32.4 million for the six months ended June 30, 2013 from $31.9 million for the same prior year period. Gross profit margin decreased 1.0 percentage points to 33.8% for the six months ended June 30, 2013 from 34.8% for the same prior year period. The decline in gross profit margin was primarily due to the higher proportion of low margin pass-through revenues.

SG&A expense increased $1.0 million, or 4.4%, to $24.8 million for the six months ended June 30, 2013 from $23.8 million for the same prior year period. SG&A expense was 25.9% of revenues for the six months ended June 30, 2013, unchanged from the same prior year period. The increase in SG&A expense was primarily due to higher legal expenses, increased facilities costs, increased corporate allocations, and overhead costs related to a 2013 acquired practice, partially offset by lower personnel costs due to lower headcount.

Amortization of other intangible assets of $2.3 million was unchanged for the six months ended June 30, 2013 compared to the same prior year period.

Adjusted Segment EBITDA decreased $0.7 million, or 7.6%, to $8.8 million for the six months ended June 30, 2013 from $9.5 million for the same prior year period.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts and Unbilled Services

•	Goodwill and Other Intangible Assets

•	Business Combinations

•	Share-Based Compensation

•	Income Taxes

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013 and our Current Report on Form 8-K dated May 21, 2013.

Goodwill and Other Intangible Assets

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. Factors we consider important which could trigger an interim impairment review include, but are not limited to the following: significant underperformance relative to historical or projected future operating results; a significant change in the manner of our use of the acquired asset or strategy for our overall business; a significant negative industry or economic trend; and our market capitalization relative to net book value. Through our assessment, we determined that there were no events or circumstances that more likely than not would reduce the fair value of any of our reporting units below their carrying value. Accordingly, we did not perform an interim impairment test in either of the quarters in the six-months ended June 30, 2013.

During the fourth quarter of 2012, we performed our goodwill impairment test and determined the carrying values of the goodwill associated with the Strategic Communications reporting unit exceeded its implied fair value, resulting in a $110.4 million non-deductible goodwill impairment charge. The Strategic Communications reporting unit has a goodwill balance of $221.5 million at June 30, 2013. If our long term future growth rates and associated cash flows were to decline from current estimates, the Company could potentially experience future impairment charges.

There can be no assurance that the estimates and assumptions used in our goodwill impairment testing will prove to be accurate predictions of the future. Our next evaluation of goodwill by reporting unit will be performed during the three months ended December 31, 2013. If our assumptions regarding forecasted cash flows are not achieved, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if the aforementioned factors have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment test or if a triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended
	June 30,
	2013	2012
	(dollars in thousands)
Net cash provided by (used in) operating activities	$19,369	$(57,288)
Net cash used in investing activities	$(54,621)	$(35,185)
Net cash used in financing activities	$(28,129)	$(4,138)

We have generally financed our day-to-day operations, capital expenditures and acquisition-related contingent payments through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payments of annual incentive compensation and acquisition-related contingent payment. Our operating cash flows generally exceed our cash needs subsequent to the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Cash provided by operating activities was $19.4 million for the six months ended June 30, 2013 compared to cash used in operating activities of $57.3 million for the six months ended June 30, 2012. The $76.7 million increase in cash provided by operating activities was primarily due to a reduction in bonus payments ($25 million of which were accelerated and paid in the fourth quarter of 2012), lower employee loan payments, an increase in cash collections of accounts receivable and lower income tax payments.

Net cash used in investing activities for the six months ended June 30, 2013 was $54.6 million compared to $35.2 million for the same prior year period. Payments for acquisitions completed during the six months ended June 30, 2013 were $30.4 million compared to $1.9 million for the same prior year period. Payments of acquisition-related contingent consideration and stock price guarantees were $6.2 million and $3.9 million, respectively, for the six months ended June 30, 2013 as compared to $16.0 million and $3.6 million, respectively, for the same prior year period. Capital expenditures were $14.1 million for the six months ended June 30, 2013 as compared to $13.7 million for the same prior year period.

Net cash used in financing activities for the six months ended June 30, 2013 was $28.1 million as compared to $4.1 million for the same prior year period. Our financing activities for the six months ended June 30, 2013 included the purchase and retirement of 826,800 shares of our common stock at an aggregate cost of approximately $28.8 million.

Capital Resources

As of June 30, 2013, our capital resources included $92.6 million of cash and cash equivalents and available borrowing capacity of $348.6 million under our $350 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of June 30, 2013, we had no outstanding borrowings under our bank credit facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

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

We currently anticipate aggregate capital expenditures will range between $42 million and $47 million to support our organization during 2013, including direct support for specific client engagements and funding for leasehold improvements related to a regional office consolidation. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price was in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisitions, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition-related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse. As of June 30, 2013, we had no accrued contingent consideration liabilities for business combinations consummated prior to January 1, 2009 and no remaining restricted stock agreements with stock price guarantees.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our condensed consolidated balance sheet and remeasured to fair value at each subsequent reporting date with an offset to current period earnings. The fair value of future expected contingent purchase price obligations for these business combinations are $13.3 million at June 30, 2013 with payment dates extending through 2018.

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

Any new debt funding, if available, may be on terms less favorable to us than our bank credit facility or the indentures that govern our senior notes. See “—Forward-Looking Statements” in this Quarterly Report on

Form 10-Q and “Risk Factors” included in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013 and our Current Report on Form 8-K dated May 21, 2013.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” included in Part I– Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013 and our Current Report on Form 8-K dated May 21, 2013. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include the following:

•	changes in demand for our services;

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining or forming competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;

•	our ability to make acquisitions and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace key personnel, including senior managers and practice and regional leaders who have highly specialized skills and experience;

•	our ability to identify suitable acquisition candidates, negotiate favorable terms and take advantage of opportunistic acquisition situations;

•	our ability to protect the confidentiality of internal and client data and proprietary and confidential information;

•	legislation or judicial rulings, including rulings regarding data privacy and the discovery process;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition;

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

For information regarding our exposure to certain market risks see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013 and our Current Report on Form 8-K dated May 21, 2013. There have been no significant changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013 and our Current Report on Form 8-K dated May 21, 2013. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities.

Effective April 3, 2013 (U.S. Time), FTI Consulting, Inc. issued an aggregate of 80,892 shares of common stock in payment of $2,887,500 (Australian Dollars), representing a portion of the purchase price for the closing on April 4, 2013 (Australia Time) of the acquisition of substantially all of the assets used in the business of Taylor Woodings Partnership from the individual partners thereof, Taylor Woodings Corporate Services PTY LTD as trustee for the Taylor Woodings Corporate Services Trust, and Taylor Woodings Nominees TPY LTD as trustee for the Taylor Woodings Services Trust. Based on the formula in the Purchase Agreement dated as of April 4, 2013, the $2,887,500 (Australian Dollars) was converted to $3,011,604.70 U.S. Dollars by applying an exchange rate of approximately $1.04298 (Australian Dollars) for $1.00 (U.S. Dollar) (the average exchange rates for the five consecutive trading days ended March 27, 2013). The number of shares issued was determined by dividing (a) $3,011,604.70 (U.S. Dollars) by (b) $37.23 per share (the average closing price per share of common stock of FTI Consulting, Inc. as reported on the New York Stock Exchange for the five consecutive trading days ended March 27, 2013). The 80,892 shares of common stock were offered, sold and issued without registration in a private placement in reliance on the exemption from registration under Regulation S promulgated by the SEC under the Securities Act, in offshore transactions. FTI Consulting, Inc. did not engage in general solicitation, advertising and directed selling efforts in connection with the offering of these shares of common stock.

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the second quarter ended June 30, 2013 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program(4)
April 1 through April 30, 2013	5	(1)	$34.73	—	$171,210
May 1 through May 31, 2013	6	(2)	$33.25	—	$171,210
June 1 through June 30, 2013	6	(3)	$37.24	—	$171,210

Total	17			—

(1)	Represents 4,535 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)	Represents 6,383 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Represents 5,675 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

In June 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million. At June 30, 2013, a balance of approximately $171.2 million remained available under the 2012 Repurchase Program.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item	6. Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

Exhibit Number	Exhibit Description

4.1	Second Supplemental Indenture relating to the 6 3/4% Senior Notes due 2020, dated as of May 15, 2013, by and among FTI Consulting, Inc., FTI Consulting (Government Affairs) LLC, FTI Consulting Realty LLC and Wilmington Trust Company, as trustee. (Filed with the SEC on May 22, 2013 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (Registration No. 333-188762) and incorporated herein by reference.)

4.2	First Supplemental Indenture relating to the 6.0% Senior Notes due 2022, dated as of May 15, 2013, by and among FTI Consulting, Inc., FTI Consulting (Government Affairs) LLC, FTI Consulting Realty LLC and U.S. Bank National Association, as trustee. (Filed with the SEC on May 22, 2013 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (Registration No. 333-188762) and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended June 30, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)