Form 10-Q
period 2013-09-30
FTI CONSULTING INC
filed 2013-11-08
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common stock, par value $0.01 per share	40,217,667

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$147,926	$156,785
Restricted cash	—	1,190
Accounts receivable:
Billed receivables	345,407	314,491
Unbilled receivables	260,211	208,797
Allowance for doubtful accounts and unbilled services	(110,708)	(94,048)

Accounts receivable, net	494,910	429,240
Current portion of notes receivable	32,112	33,194
Prepaid expenses and other current assets	40,334	50,351
Current portion of deferred tax assets	31,628	3,615

Total current assets	746,910	674,375
Property and equipment, net of accumulated depreciation	66,300	68,192
Goodwill	1,194,414	1,260,035
Other intangible assets, net of amortization	92,738	104,181
Notes receivable, net of current portion	112,194	101,623
Other assets	64,986	67,046

Total assets	$2,277,542	$2,275,452

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$107,363	$98,109
Accrued compensation	164,585	168,392
Current portion of long-term debt	6,000	6,021
Billings in excess of services provided	26,186	31,675

Total current liabilities	304,134	304,197
Long-term debt, net of current portion	711,000	717,024
Deferred income taxes	140,746	105,751
Other liabilities	85,561	80,248

Total liabilities	1,241,441	1,207,220

Commitments and contingent liabilities (notes 8, 10 and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—40,089 (2013) and 40,755 (2012)	401	408
Additional paid-in capital	349,417	367,978
Retained earnings	737,760	741,215
Accumulated other comprehensive loss	(51,477)	(41,369)

Total stockholders’ equity	1,036,101	1,068,232

Total liabilities and stockholders’ equity	$2,277,542	$2,275,452

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$414,643	$386,055	$1,236,434	$1,177,526

Operating expenses
Direct cost of revenues	255,152	241,614	773,160	735,452
Selling, general and administrative expense	94,513	88,909	287,485	283,958
Special charges	10,419	2,775	10,846	29,557
Acquisition-related contingent consideration	630	403	(6,091)	(2,581)
Amortization of other intangible assets	5,776	5,766	17,293	16,773
Goodwill impairment charge	83,752	—	83,752	—

	450,242	339,467	1,166,445	1,063,159

Operating income (loss)	(35,599)	46,588	69,989	114,367

Other income (expense)
Interest income and other	1,152	1,584	1,702	4,503
Interest expense	(12,814)	(13,208)	(38,600)	(43,607)

	(11,662)	(11,624)	(36,898)	(39,104)

Income before income tax provision	(47,261)	34,964	33,091	75,263
Income tax provision	3,360	12,251	36,546	26,372

Net income (loss)	$(50,621)	$22,713	$(3,455)	$48,891

Earnings (loss) per common share—basic	$(1.29)	$0.56	$(0.09)	$1.21

Earnings (loss) per common share—diluted	$(1.29)	$0.55	$(0.09)	$1.17

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	$17,115	$12,731	$(10,108)	$14,620

Other comprehensive income (loss), net of tax	17,115	12,731	(10,108)	14,620

Comprehensive income (loss)	$(33,506)	$35,444	$(13,563)	$63,511

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance December 31, 2012	40,755	$408	$367,978	$741,215	$(41,369)	$1,068,232
Net income (loss)	—	—	—	(3,455)	—	(3,455)
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(10,108)	(10,108)
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $489	419	4	11,031	—	—	11,035
Restricted share grants, less net settled shares of 147	256	2	(5,080)	—	—	(5,078)
Stock units issued under incentive compensation plan	—	—	3,005	—	—	3,005
Business combinations	81	1	(1,306)	—	—	(1,305)
Purchase and retirement of common stock	(1,422)	(14)	(48,755)	—	—	(48,769)
Share-based compensation	—	—	22,544	—	—	22,544

Balance September 30, 2013	40,089	401	349,417	737,760	(51,477)	1,036,101

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income (loss)	$(3,455)	$48,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,218	26,475
Amortization of other intangible assets	17,293	16,948
Goodwill impairment charge	83,752	—
Acquisition-related contingent consideration	(6,091)	(2,581)
Provision for doubtful accounts	10,404	9,387
Non-cash share-based compensation	22,544	24,465
Non-cash interest expense	2,024	4,505
Other	(286)	10
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(72,266)	(62,466)
Notes receivable	(9,644)	(20,732)
Prepaid expenses and other assets	(2,313)	(3,701)
Accounts payable, accrued expenses and other	16,822	5,608
Income taxes	12,989	(5,595)
Accrued compensation	13,198	(33,734)
Billings in excess of services provided	(5,383)	6,144

Net cash provided by operating activities	103,806	13,624

Investing activities
Payments for acquisition of businesses, net of cash received	(40,766)	(26,453)
Purchases of property and equipment	(22,994)	(20,534)
Other	24	(1,105)

Net cash used in investing activities	(63,736)	(48,092)

Financing activities
Borrowings under revolving line of credit	—	75,000
Payments of long-term debt	(6,000)	(156,487)
Purchase and retirement of common stock	(48,769)	(20,013)
Net issuance of common stock under equity compensation plans	6,208	523
Other	(800)	(1,982)

Net cash used in financing activities	(49,361)	(102,959)

Effect of exchange rate changes on cash and cash equivalents	432	(68)

Net decrease in cash and cash equivalents	(8,859)	(137,495)
Cash and cash equivalents, beginning of period	156,785	264,423

Cash and cash equivalents, end of period	$147,926	$126,928

Supplemental cash flow disclosures
Cash paid for interest	$25,129	$31,343
Cash paid for income taxes, net of refunds	23,557	31,968
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	3,005	3,079
Issuance of common stock to acquire businesses	2,883	—

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”) presented herein, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 15 “Segment Reporting” for information on our segment reclassification. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013 and our Current Report on Form 8-K dated May 21, 2013, in which we reclassified historical segment information on a basis consistent with our current segment reporting structure.

2. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, and, for the nine months ended September 30, 2012, shares issuable upon the potential conversion of our 3 3/4% senior subordinated convertible notes due on July 15, 2012 (“Convertible Notes”), each using the treasury stock method. The conversion feature of our Convertible Notes had a dilutive effect on our earnings per share for the nine months ended September 30, 2012, assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during such period, because the average closing price per share of our common stock for such period was above the conversion price of the Convertible Notes of $31.25 per share. Due to a net loss applicable to common stockholders, we excluded 1,150 potentially dilutive securities for the three months ended September 30, 2013 and 1,173 potentially dilutive securities for the nine months ended September 30, 2013, as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator—basic and diluted
Net income (loss)	$(50,621)	$22,713	$(3,455)	$48,891

Denominator
Weighted average number of common shares outstanding—basic	39,094	40,387	39,212	40,446
Effect of dilutive stock options	—	160	—	590
Effect of dilutive convertible notes	—	—	—	224
Effect of dilutive restricted shares	—	555	—	622

Weighted average number of common shares outstanding—diluted	39,094	41,102	39,212	41,882

Earnings (loss) per common share—basic	$(1.29)	$0.56	$(0.09)	$1.21

Earnings (loss) per common share—diluted	$(1.29)	$0.55	$(0.09)	$1.17

Antidilutive stock options and restricted shares	4,586	5,421	4,677	3,678

3. New Accounting Standards Not yet Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters, and resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. ASU 2013-05 requires that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents a substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. This guidance is effective for interim and annual periods beginning after December 15, 2013. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event or transaction as described above.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. Retrospective application is also permitted. The adoption of this ASU would not have an impact on the Company’s consolidated financial position or results of operations.

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

During the three and nine months ended September 30, 2013, we recorded special charges of $10.4 million and $10.8 million, respectively, of which $3.1 million was non-cash. The charges primarily reflect actions we took to realign our workforce to address current business demands impacting our Corporate Finance/Restructuring and Forensic and Litigation Consulting segments and to reduce certain corporate overhead within our Europe, Middle East and Africa (“EMEA”) region. The special charges consist of $10.2 million of salary continuance and other contractual employee related costs associated with the reduction in workforce of 45 employees and $0.6 million of costs to consolidate leased office space within one location and to adjust prior year special charges for changes to sublease terms and employee termination costs.

The following table details the special charges by segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Corporate Finance/Restructuring	$6,331	$771	$6,399	$11,332
Forensic and Litigation Consulting	1,938	468	2,111	8,276
Economic Consulting	15	173	11	991
Technology	2	148	16	3,114
Strategic Communications	2	201	66	4,712

	8,288	1,761	8,603	28,425
Unallocated Corporate	2,131	1,014	2,243	1,132

Total	$10,419	$2,775	$10,846	$29,557

The total cash outflow associated with the special charges is expected to be $31.9 million, of which $18.4 million has been paid as of September 30, 2013. Approximately $3.8 million is expected to be paid during the remainder of 2013, $4.7 million is expected to be paid in 2014, $1.1 million is expected to be paid in 2015, $0.7 million is expected to be paid in 2016, and the remaining balance of $3.2 million related to lease costs will be paid from 2017 to 2025. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Activity related to the liability for these costs for the nine months ended September 30, 2013 is as follows:

	Employee Termination Costs	Lease Costs	Total
Balance at December 31, 2012	$6,696	$8,517	$15,213
Additions	7,009	690	7,699
Payments	(6,566)	(2,655)	(9,221)
Foreign currency translation adjustment and other	(228)	—	(228)

Balance at September 30, 2013	$6,911	$6,552	$13,463

5. Provision for Doubtful Accounts

The provision for doubtful accounts is recorded after the related work has been billed to the client and we determine that full collectability is not reasonably assured. It is classified in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income (Loss). The provision for doubtful accounts totaled $2.9 million and $10.4 million for the three and nine months ended September 30, 2013, respectively, and $2.4 million and $9.4 million for the three and nine months ended September 30, 2012, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.2 million and $11.7 million for the three and nine months ended September 30, 2013, respectively, and $4.2 million and $16.1 million for the three and nine months ended September 30, 2012, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income (Loss).

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2013 and December 31, 2012, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at September 30, 2013 was $738.5 million compared to a carrying value of $717.0 million. At December 31, 2012, the fair value of our long-term debt was $762.0 million compared to a carrying value of $723.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/ 4% Senior Notes Due 2020 (“2020 Notes”) and 6.0% Senior Notes Due 2022 (“2022 Notes”). The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

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

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense, respectively and is included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income (Loss). During the nine months ended September 30, 2013, management determined that the fair value of the contingent consideration liability for one of its acquisitions had declined and recorded a remeasurement gain of $8.2 million, compared to a gain of $4.1 million for the nine months ended September 30, 2012. There was no remeasurement gain or loss in the three months ended September 30, 2013 or the three months ended September 30, 2012.

Accretion expense for acquisition-related contingent consideration totaled $0.6 million and $2.1 million for the three and nine months ended September 30, 2013 respectively, and $0.4 million and $1.5 million for the three and nine months ended September 30, 2012, respectively.

The following table represents the changes in the acquisition-related contingent consideration liability during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Beginning balance	$13,285	$8,237	$16,426	$14,990
Acquisition(1)	(206)	1,150	4,323	1,150
Adjustments to fair value recorded in earnings(2)	630	403	(6,091)	(2,581)
Payments	(166)	—	(401)	(1,287)
Elimination of contingency(3)	—	—	—	(2,534)
Unrealized gains (losses) related to currency translation in other comprehensive income	73	60	(641)	112

Ending balance	$13,616	$9,850	$13,616	$9,850

(1)	Includes adjustments during the purchase price allocation period.

(2)

Includes adjustments to fair value related to accretion and remeasurement of contingent consideration which are recorded in “Acquisition-related contingent consideration” on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(3)

During the nine months ended September 30, 2012, we fixed an acquisition-related contingent consideration liability in the amount of $2.5 million. The non-contingent consideration liability is no longer required to be remeasured to fair value and, accordingly, is not classified as a Level 3 measurement.

The following table presents financial liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2013
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$13,616	$13,616
As of December 31, 2012
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$16,426	$16,426

8. Acquisitions

Certain acquisition-related restricted stock agreements entered into prior to January 1, 2009 contained common stock price guarantees that would result in cash payments if our closing per share price fell below a specified per share price on the date that the applicable stock restrictions lapsed (the “determination date”). For those acquisitions, the settlement of the stock price guarantees related to our common stock price was recorded as a reduction to additional paid-in capital as of the determination dates. During the three and nine months ended September 30, 2013, we paid $0.2 million and $4.1 million, respectively, in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in-capital on the Condensed Consolidated Balance Sheets. As of September 30, 2013, no further acquisition-related stock price guarantees are outstanding.

2013 Acquisitions

On November 1, 2013, we completed the acquisition of certain insurance management consulting operations of WD Scott Limited, located in Dublin, Ireland and London, England. The acquired operations will be operated as part of the insurance practice of our Forensic and Litigation Consulting segment and will be included in our consolidated results of operations beginning as of the acquisition completion date, and therefore, are not included in our consolidated results of operations for the three and nine months ended September 30, 2013. We are currently evaluating the fair values of the assets acquired, liabilities assumed and acquisition-related contingent consideration.

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

For acquisitions completed during the nine months ended September 30, 2013, as part of the preliminary purchase price allocations, we recorded $7.4 million in identifiable intangible assets and $28.9 million in goodwill. The estimated fair value of the acquisition-related contingent consideration of $8.0 million is recorded in “Other liabilities” on the Condensed Consolidated Balance Sheets. Pro forma results of operations were not presented because these acquisitions were not material in relation to our consolidated financial position or results of operations for the periods presented.

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the nine months ended September 30, 2013, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at December 31, 2012:
Goodwill	$469,050	$198,957	$247,718	$118,035	$336,662	$1,370,422
Accumulated goodwill impairment	—	—	—	—	(110,387)	(110,387)

Goodwill, net as of December 31, 2012	469,050	198,957	247,718	118,035	226,275	1,260,035

Acquisitions(1)	18,839	1,050	944	—	4,961	25,794
Foreign currency translation adjustment and other	(4,630)	(349)	(1)	(1)	(2,682)	(7,663)
Intersegment transfers in/(out)(2)	(31,471)	31,471	—	—	—	—
Goodwill impairment	—	—	—	—	(83,752)	(83,752)

Balances at September 30, 2013	$451,788	$231,129	$248,661	$118,034	$144,802	$1,194,414

(1)	Includes adjustments during the purchase price allocation period.

(2)

Includes the reclassification of the Company’s Corporate Finance/Restructuring segment’s healthcare and life sciences practices into the Forensic and Litigation Consulting segment. See Note 15 “Segment Reporting” for information on this segment reclassification.

During the third quarter of 2013, in addition to reduced levels of mergers and acquisitions activity, our Strategic Communications segment has continued to experience pricing pressure for certain discretionary communications services, including initial public offering support services where there is volume but also increasing competition. This has compressed segment margins and contributed to a change in the Company’s near-term outlook for this segment. This was considered an interim impairment indicator for the Strategic Communications segment at the Strategic Communications reporting unit level. As a result, we performed an interim impairment analysis with respect to the carrying value of goodwill in our Strategic Communications reporting unit. There were no interim impairment indicators identified for the goodwill in any other of the Company’s reporting units.

For the interim impairment test performed as of September 30, 2013, the fair value was estimated using a combination of appropriately weighted income and market approaches. The cash flow projections are based on our most recent forecasts and near term business plans developed in the third quarter, as well as various growth rate assumptions for years beyond the nine-month period. In the income approach, the cash flows were discounted using an estimated weighted average cost of capital “(WACC”) based on our assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The WACC is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate size premium. In the market approach, we utilize market multiples derived from comparable guideline companies and comparable market transactions to the extent available. These valuations are based on estimates and assumptions including projected future cash flows and the determination of appropriate market comparables and determination of whether a premium or discount should be applied to such comparables.

The results of the Step 1 goodwill impairment analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value. Because our Strategic Communications reporting unit’s fair value estimate was lower than its carrying value, we applied the second step of the goodwill impairment test. The second step of the goodwill impairment analysis indicated that the carrying values of the goodwill associated with the Strategic Communications reporting unit exceeded its implied fair value, resulting in an $83.8 million non-deductible goodwill impairment charge which was recorded as a separate line item within operating income (loss) within the Condensed Consolidated Statements of Comprehensive Income (Loss). The impairment charge is non-cash in nature and does not affect the Company’s current liquidity, nor does it impact the debt covenants under the Company’s existing credit facility and the Indentures for the 2020 and 2022 Notes.

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $5.8 million and $17.3 million for the three and nine months ended September 30, 2013, respectively, and $5.8 million and $16.9 million for the three and nine months ended September 30, 2012, respectively. Based solely on the amortizable intangible assets recorded as of September 30, 2013, we estimate amortization expense to be $5.7 million during the remainder of 2013, $13.5 million in 2014, $11.8 million in 2015, $10.2 million in 2016, $9.5 million in 2017, $7.9 million in 2018, and $28.5 million in years after 2018. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, and other factors.

	Useful Life in Years	September 30, 2013		December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived intangible assets
Customer relationships	1 to 15	$153,063	$70,106	$151,990	$64,095
Non-competition agreements	1 to 10	11,020	8,890	15,184	11,158
Software	3 to 10	33,953	32,075	33,979	27,424
Tradenames	1 to 2	450	277	180	75

		198,486	111,348	201,333	102,752
Indefinite-lived intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$204,086	$111,348	$206,933	$102,752

10. Long-term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations are presented in the table below:

	September 30, 2013	December 31, 2012
6 3/4% senior notes due 2020	$400,000	$400,000
6.0% senior notes due 2022	300,000	300,000
Notes payable to former shareholders of acquired businesses	17,000	23,000

Total debt	717,000	723,000
Less current portion	6,000	6,000

Long-term debt, net of current portion	711,000	717,000

Total capital lease obligations	—	45
Less current portion	—	21

Capital lease obligations, net of current portion	—	24

Long-term debt and capital lease obligations, net of current portion	$711,000	$717,024

6.0% Senior Notes Due 2022

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

12. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the nine months ended September 30, 2013, we granted an aggregate of 994,401 share-based awards, consisting primarily of restricted stock awards, restricted stock units and stock options.

Total share-based compensation expense for the three and nine months ended September 30, 2013 and 2012 is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income Statement Classification	2013	2012	2013	2012
Direct cost of revenues	$2,532	$3,475	$13,231	$12,883
Selling, general and administrative expense	2,680	3,179	9,180	10,338
Special charges	209	—	209	814

Total share-based compensation expense	$5,421	$6,654	$22,620	$24,035

13. Income Taxes

During the second quarter of 2013, we determined that certain deferred tax assets associated with U.S. future foreign tax credits no longer met the “more-likely-than-not” test regarding the realization of those assets, primarily due to lower forecasted foreign earnings. Accordingly, the Company increased the valuation allowance against its U.S. future foreign tax credit assets, resulting in a discrete adjustment to the income tax provision in the amount of $6.9 million. As of September 30, 2013 and December 31, 2012, valuation allowances of $9.5 million and $1.9 million, respectively, were recorded against the Company’s net deferred tax assets. We have not established a valuation allowance for any of our other deferred tax assets as we expect that future taxable income as well as the reversal of temporary differences will enable us to fully utilize our deferred tax assets.

As of September 30, 2013, all of the Company’s undistributed non-U.S. subsidiary earnings are considered permanently invested. Accordingly, as of September 30, 2013, we have not provided for deferred taxes on $15.7 million of the undistributed non-U.S. subsidiary earnings. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. If these earnings were repatriated, the Company would be subject to U.S. income taxes. The amount of the unrecognized deferred U.S. income tax liability associated with the indefinitely reinvested undistributed earnings is estimated to be approximately $5.5 million as of September 30, 2013.

Our liability for uncertain tax positions was $2.9 million and $3.8 million at September 30, 2013 and December 31, 2012, respectively. During the first quarter of 2013, the Company effectively settled certain prior year tax matters. As a result, the Company reversed approximately $2.2 million of its liability for uncertain tax positions.

The Company has estimated its annual effective tax rate for the full fiscal year 2013 and applied that rate to its income before income taxes in determining its provision for income taxes for the three and nine months ended September 30, 2013. The Company also records discrete items in each respective period as appropriate. Our effective tax rate for the three and nine months ended September 30, 2013 was not meaningful due to the impact of the non-deductible goodwill impairment charge of $83.8 million.

The effective tax rate for the three months ended September 30, 2013 excluding the impact of the goodwill impairment charge would have been 38.8% as compared to 35.0% for the same prior year period. For the three months ended September 30, 2012, the effective tax rate was favorably impacted by a discrete item related to the recognition of foreign deferred tax assets. Excluding the impact of this discrete item, the effective tax rate for the three months ended September 30, 2012 would have been 38.5%.

The effective tax rate for the nine months ended September 30, 2013 excluding the impact of the goodwill impairment charge would have been 40.5% as compared to 35.0% for the same period in 2012. During the nine months ended September 30, 2013, we recorded a deferred tax valuation reserve related to foreign tax credits, primarily due to lower forecasted foreign earnings, resulting in a discrete increase to the income tax provision in the amount of $6.9 million. We also recognized the impact of a discrete benefit related to the favorable resolution of an income tax contingency in the amount of $2.2 million. For the nine months ended September 30, 2012, the effective tax rate was favorably impacted by a discrete item related to the recognition of foreign deferred tax assets. Excluding the impact of these discrete items on both periods, the effective tax rate for the nine months ended September 30, 2013 would have been 36.4% as compared to 36.6% in the same prior year period.

14. Stockholders’ Equity

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the three months ended September 30, 2013, we repurchased and retired 595,225 shares of our common stock for an average price of $33.62, with a value equivalent to approximately $20.0 million. During the nine months ended September 30, 2013, we repurchased and retired 1,422,025 shares of our common stock for an average price per share of $34.30, with a value equivalent to approximately $48.8 million. During the year ended December 31, 2012 we repurchased and retired 1,681,029 shares of our common stock for an average price per share of $29.76 with a value equivalent to approximately $50.0 million. As of September 30, 2013, a balance of approximately $151.2 million remained available under the 2012 Repurchase Program.

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

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income (loss) before depreciation, amortization of intangible assets, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. Although Adjusted Segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash.

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Corporate Finance/Restructuring	$93,981	$93,123	$289,775	$286,184
Forensic and Litigation Consulting	113,068	100,460	318,912	310,351
Economic Consulting	113,069	96,375	339,277	295,882
Technology	51,201	50,286	149,101	147,643
Strategic Communications	43,324	45,811	139,369	137,466

Revenues	$414,643	$386,055	$1,236,434	$1,177,526

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$19,402	$21,951	$62,610	$73,419
Forensic and Litigation Consulting	25,362	16,289	58,866	50,500
Economic Consulting	23,225	19,087	70,222	56,002
Technology	15,381	15,675	45,985	41,739
Strategic Communications	4,036	6,778	12,809	16,277

Total Adjusted Segment EBITDA(1)	$87,406	$79,780	$250,492	$237,937

(1)	Total Adjusted Segment EBITDA is the total of Adjusted Segment EBITDA for all segments.

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Adjusted Segment EBITDA(1)	$87,406	$79,780	$250,492	$237,937
Segment depreciation expense	(7,112)	(6,038)	(20,932)	(18,646)
Amortization of other intangible assets	(5,776)	(5,766)	(17,293)	(16,773)
Special Charges	(10,419)	(2,775)	(10,846)	(29,557)
Goodwill impairment charge	(83,752)	—	(83,752)	—
Unallocated corporate expenses, excluding special charges	(15,946)	(18,613)	(47,680)	(58,594)
Interest income and other	1,152	1,584	1,702	4,503
Interest expense	(12,814)	(13,208)	(38,600)	(43,607)

Income (loss) before income tax provision	$(47,261)	$34,964	$33,091	$75,263

(1)	Total Adjusted Segment EBITDA is the total of Adjusted Segment EBITDA for all segments.

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our senior bank credit facility and 2020 Notes and 2022 Notes (collectively, the “Senior Notes”). The guarantees are full and unconditional and joint and several. All of the guarantors are 100%-owned, direct or indirect, subsidiaries. The following financial information presents condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows for FTI Consulting, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of September 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$64,452	$359	$83,115	$—	$147,926
Accounts receivable, net	164,158	175,254	155,498	—	$494,910
Intercompany receivables	—	789,858	19,307	(809,165)	$—
Other current assets	62,097	18,151	23,826	—	$104,074

Total current assets	290,707	983,622	281,746	(809,165)	746,910
Property and equipment, net	31,627	20,221	14,452	—	$66,300
Goodwill	559,519	394,304	240,591	—	$1,194,414
Other intangible assets, net	34,665	22,108	65,161	(29,196)	$92,738
Investments in subsidiaries	1,736,165	496,840	—	(2,233,005)	$—
Other assets	83,343	62,128	31,709	—	$177,180

Total assets	$2,736,026	$1,979,223	$633,659	$(3,071,366)	$2,277,542

Liabilities
Intercompany payables	$687,749	$94,330	$27,086	$(809,165)	$—
Other current liabilities	110,038	93,931	100,165	—	$304,134

Total current liabilities	797,787	188,261	127,251	(809,165)	304,134
Long-term debt, net	700,000	11,000	—	—	$711,000
Other liabilities	202,138	23,126	1,043	—	$226,307

Total liabilities	1,699,925	222,387	128,294	(809,165)	1,241,441
Stockholders’ equity	1,036,101	1,756,836	505,365	(2,262,201)	$1,036,101

Total liabilities and stockholders’ equity	$2,736,026	$1,979,223	$633,659	$(3,071,366)	$2,277,542

Condensed Consolidating Balance Sheet Information as of December 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$66,663	$610	$89,512	$—	$156,785
Restricted cash	—	—	1,190	—	1,190
Accounts receivable, net	140,254	149,253	139,733	—	429,240
Intercompany receivables	7,053	674,136	23,185	(704,374)	—
Other current assets	46,978	20,469	19,713	—	87,160

Total current assets	260,948	844,468	273,333	(704,374)	674,375
Property and equipment, net	37,411	16,477	14,304	—	68,192
Goodwill	558,473	418,789	282,773	—	1,260,035
Other intangible assets, net	36,826	23,975	74,967	(31,587)	104,181
Investments in subsidiaries	1,631,243	502,954	—	(2,134,197)	—
Other assets	85,109	66,170	28,318	(10,928)	168,669

Total assets	$2,610,010	$1,872,833	$673,695	$(2,881,086)	$2,275,452

Liabilities
Intercompany payables	$549,339	$112,137	$42,898	$(704,374)	$—
Other current liabilities	118,865	79,533	105,799	—	304,197

Total current liabilities	668,204	191,670	148,697	(704,374)	304,197
Long-term debt, net	700,024	17,000	—	—	717,024
Other liabilities	173,550	10,479	12,898	(10,928)	185,999

Total liabilities	1,541,778	219,149	161,595	(715,302)	1,207,220
Stockholders’ equity	1,068,232	1,653,684	512,100	(2,165,784)	1,068,232

Total liabilities and stockholders’ equity	$2,610,010	$1,872,833	$673,695	$(2,881,086)	$2,275,452

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended September 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$149,176	$243,186	$111,867	$(89,586)	$414,643
Operating expenses
Direct cost of revenues	89,410	181,561	73,678	(89,497)	255,152
Selling, general and administrative expense	37,470	28,279	28,853	(89)	94,513
Special charges	6,447	8	3,964	—	10,419
Acquisition-related contingent consideration	152	229	249	—	630
Amortization of other intangible assets	1,089	2,689	2,807	(809)	5,776
Goodwill impairment charge	—	30,321	53,431	—	83,752

Operating income (loss)	14,608	99	(51,115)	809	(35,599)
Other (expense) income	(13,468)	(1,165)	2,971	—	(11,662)

Income (loss) before income tax provision	1,140	(1,066)	(48,144)	809	(47,261)
Income tax (benefit) provision	(3,530)	14,070	(7,180)	—	3,360
Equity in net earnings of subsidiaries	(55,291)	(42,632)	—	97,923	—

Net income (loss)	(50,621)	(57,768)	(40,964)	98,732	(50,621)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	(61)	—	17,176	—	17,115

Other comprehensive income (loss), net of tax	(61)	—	17,176	—	17,115

Comprehensive income (loss)	$(50,682)	$(57,768)	$(23,788)	$98,732	$(33,506)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$145,198	$233,300	$99,963	$(92,406)	$386,055
Operating expenses
Direct cost of revenues	93,428	175,160	65,052	(92,026)	241,614
Selling, general and administrative expense	36,915	28,226	24,148	(380)	88,909
Special Charges	2,295	451	29	—	2,775
Acquisition-related contingent consideration	63	—	340	—	403
Amortization of other intangible assets	1,590	2,488	2,512	(824)	5,766

Operating income	10,907	26,975	7,882	824	46,588
Other (expense) income	(15,921)	5,514	(1,217)	—	(11,624)

Income (loss) before income tax provision	(5,014)	32,489	6,665	824	34,964
Income tax (benefit) provision	(675)	10,598	2,328	—	12,251
Equity in net earnings of subsidiaries	27,052	4,710	—	(31,762)	—

Net income	22,713	26,601	4,337	(30,938)	22,713

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	12,731	—	12,731

Other comprehensive income, net of tax	—	—	12,731	—	12,731

Comprehensive income	$22,713	$26,601	$17,068	$(30,938)	$35,444

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$444,526	$744,241	$333,428	$(285,761)	$1,236,434
Operating expenses
Direct cost of revenues	283,028	561,434	212,376	(283,678)	773,160
Selling, general and administrative expense	118,941	84,869	85,758	(2,083)	287,485
Special charges	6,770	112	3,964	—	10,846
Acquisition-related contingent consideration	331	424	(6,846)	—	(6,091)
Amortization of other intangible assets	3,411	7,637	8,636	(2,391)	17,293
Goodwill impairment charge	—	30,321	53,431	—	83,752

Operating income (loss)	32,045	59,444	(23,891)	2,391	69,989
Other (expense) income	(45,181)	(634)	8,917	—	(36,898)

Income (loss) before income tax provision	(13,136)	58,810	(14,974)	2,391	33,091
Income tax (benefit) provision	(10,751)	48,132	(835)	—	36,546
Equity in net earnings of subsidiaries	(1,070)	(18,518)	—	19,588	—

Net income (loss)	(3,455)	(7,840)	(14,139)	21,979	(3,455)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	(61)	—	(10,047)	—	(10,108)

Other comprehensive income (loss), net of tax	(61)	—	(10,047)	—	(10,108)

Comprehensive income (loss)	$(3,516)	$(7,840)	$(24,186)	$21,979	$(13,563)

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$450,221	$716,049	$303,472	$(292,216)	$1,177,526
Operating expenses
Direct cost of revenues	291,053	537,897	194,051	(287,549)	735,452
Selling, general and administrative expense	123,350	85,785	79,490	(4,667)	283,958
Special charges	19,026	4,738	5,793	—	29,557
Acquisition-related contingent consideration	63	—	(2,644)	—	(2,581)
Amortization of other intangible assets	4,190	7,438	7,609	(2,464)	16,773

Operating income	12,539	80,191	19,173	2,464	114,367
Other (expense) income	(46,377)	41,501	657	(34,885)	(39,104)

Income (loss) before income tax provision	(33,838)	121,692	19,830	(32,421)	75,263
Income tax (benefit) provision	(29,055)	51,322	4,105	—	26,372
Equity in net earnings of subsidiaries	53,674	18,093	—	(71,767)	—

Net income	48,891	88,463	15,725	(104,188)	48,891

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	14,620	—	14,620

Other comprehensive income, net of tax	—	—	14,620	—	14,620

Comprehensive income	$48,891	$88,463	$30,345	$(104,188)	$63,511

Condensed Consolidating Statement of Cash Flow for the Nine Months Ended September 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(37,182)	$111,908	$29,080	$103,806
Investing activities
Payments for acquisition of businesses, net of cash received	(11,855)	(7,157)	(21,754)	$(40,766)
Purchases of property and equipment	(2,092)	(16,064)	(4,838)	$(22,994)
Other	24	—	—	$24

Net cash used in investing activities	(13,923)	(23,221)	(26,592)	(63,736)

Financing activities
Payments of long-term debt	—	(6,000)	—	(6,000)
Net issuance of common stock and other	6,437	—	(1,029)	5,408
Purchase and retirement of common stock	(48,769)	—	—	(48,769)
Intercompany transfers	91,226	(82,938)	(8,288)	—

Net cash provided by (used in) financing activities	48,894	(88,938)	(9,317)	(49,361)

Effect of exchange rate changes on cash and cash equivalents	—	—	432	432

Net decrease in cash and cash equivalents	(2,211)	(251)	(6,397)	(8,859)
Cash and cash equivalents, beginning of period	66,663	610	89,512	156,785

Cash and cash equivalents, end of period	$64,452	$359	$83,115	$147,926

Condensed Consolidating Statement of Cash Flow for the Nine Months Ended September 30, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(47,163)	$36,366	$24,421	$13,624
Investing activities
Payments for acquisition of businesses, net of cash received	(26,089)	—	(364)	(26,453)
Purchases of property and equipment	(6,016)	(11,689)	(2,829)	(20,534)
Other	(1,105)	—	—	(1,105)

Net cash used in investing activities	(33,210)	(11,689)	(3,193)	(48,092)

Financing activities
Borrowings under revolving line of credit	75,000	—	—	75,000
Payments of long-term debt and capital lease obligations	(156,438)	(49)	—	(156,487)
Purchase and retirement of common stock	(20,013)	—	—	(20,013)
Net issuance of common stock and other	513	—	(1,972)	(1,459)
Intercompany transfers	51,398	(24,278)	(27,120)	—

Net cash used in financing activities	(49,540)	(24,327)	(29,092)	(102,959)

Effect of exchange rate changes on cash and cash equivalents	—	—	(68)	(68)

Net decrease in cash and cash equivalents	(129,913)	350	(7,932)	(137,495)
Cash and cash equivalents, beginning of period	161,180	197	103,046	264,423

Cash and cash equivalents, end of period	$31,267	$547	$95,114	$126,928

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 and our Current Report on Form 8-K dated May 21, 2013, in which we reclassified historical segment information on a basis consistent with our current segment reporting structure. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward-Looking Statements.”

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

Non-GAAP Measures

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that is not presented in our financial statements and prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these measures are considered “non-GAAP financial measures” under the SEC rules. Specifically, we have referred to:

•	Segment Operating Income (Loss)

•	Total Segment Operating Income (Loss)

•	Adjusted EBITDA

•	Adjusted Segment EBITDA

•	Total Adjusted Segment EBITDA

•	Adjusted Net Income

•	Adjusted Earnings per Diluted Share

We define Segment Operating Income (Loss) as a segment’s share of consolidated operating income (loss). We define Total Segment Operating Income (Loss) as the total of Segment Operating Income (Loss) for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income (Loss) for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted EBITDA as consolidated net income before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, special charges and goodwill impairment charges. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income (loss) before depreciation, amortization of intangible assets, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We also believe that these measures, when considered together with our GAAP financial results, provide management and investors with a more complete understanding of our operating results, including underlying trends, by excluding the effects of special charges and goodwill impairment charges. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP measures, provide management and investors with additional information for comparison of our operating results to the operating results of other companies.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenues	$414,643	$386,055	$1,236,434	$1,177,526
Special charges	$10,419	$2,775	$10,846	$29,557
Goodwill impairment charge	$83,752	$—	$83,752	$—
Adjusted EBITDA	$72,544	$62,281	$206,098	$182,857
Net income (loss)	$(50,621)	$22,713	$(3,455)	$48,891
Earnings (loss) per common share—diluted	$(1.29)	$0.55	$(0.09)	$1.17
Adjusted EPS	$0.72	$0.60	$1.90	$1.62
Cash provided by operating activities	$84,437	$70,912	$103,806	$13,624
Total number of employees at September 30,	4,130	3,819	4,130	3,819

Third Quarter 2013 Executive Highlights

Revenues

Revenues for the quarter ended September 30, 2013 increased $28.6 million, or 7.4%, to $414.6 million, compared to $386.1 million in the same prior year period. Acquisition revenues accounted for $15.3 million or 4.0% of the growth with the remainder due to strong demand for the services of our Economic Consulting segment in the North America and Europe, Middle East and Africa (“EMEA”) regions as well as the impact of the collection of a success fee by our Forensic and Litigation Consulting segment.

Special Charges

There were $10.4 million of special charges recorded in the quarter ended September 30, 2013, compared to $2.8 million in special charges recorded in the same prior year period. The special charges recorded in the quarter ended September 30, 2013 were primarily related to actions we took to realign our workforce to address current business demands impacting our Corporate Finance/Restructuring and Forensic and Litigation Consulting segments and to reduce certain corporate overhead within our EMEA region.

Goodwill impairment charge

In connection with the preparation of the Company’s financial statements for the quarter ended September 30, 2013, the Company performed an impairment analysis with respect to the carrying value of goodwill in the Strategic Communications reporting unit. During the third quarter of 2013, in addition to reduced levels of M&A activity, our Strategic Communications segment has continued to experience pricing pressure for certain discretionary communications services, including initial public offering support services where there is volume but also increasing competition. This has compressed segment margins and contributed to a change in the Company’s near-term outlook for this segment. As a result, the Company determined there was a triggering event for a goodwill impairment assessment as of September 30, 2013. Based on this assessment, the Company concluded the implied fair value of the Strategic Communications reporting unit was below its carrying value, resulting in an $83.8 million goodwill impairment charge in the quarter. This charge represents 7% of our consolidated goodwill balance and only applies to the Strategic Communications segment. The impairment charge is non-cash in nature and does not affect the Company’s current liquidity, nor does it impact the debt covenants under the Company’s existing credit facility and the Indentures for the 2020 and 2022 Notes.

Adjusted EBITDA

Adjusted EBITDA increased $10.3 million, or 16.5%, to $72.5 million, or 17.5% of revenues, compared to $62.3 million, or 16.1% of revenues, in the same prior year period. Adjusted EBITDA increased primarily from increased demand for our Economic Consulting segment and a success fee in our Forensic and Litigation Consulting segment, partially offset by weak demand in our Strategic Communications segment and under-utilization in our bankruptcy and restructuring practices in our Corporate Finance/Restructuring segment in the North America region.

Net Income (Loss)

Net income (loss) decreased $73.3 million to ($50.6) million compared to $22.7 million in the same prior year period including the impact of the $83.8 million goodwill impairment charge for our Strategic Communications segment and the impact of the $10.4 million special charges recorded in the quarter ended September 30, 2013 compared to the $2.8 million special charges recorded in the same prior year period.

Earnings (loss) per share and Adjusted EPS

Earnings (loss) per diluted common share for the quarter ended September 30, 2013 were ($1.29), compared to $0.55 in the prior year period, including the impact of the $83.8 million goodwill impairment charge for our Strategic Communications segment and the impact of the special charges of $10.4 million recorded in the quarter ended September 30, 2013 as compared to $2.8 million of special charges recorded in the prior year period. Adjusted earnings per diluted share, which excludes the goodwill impairment charge and impact of the special charge, were $0.72, compared to $0.60 in the same prior year period due to the impact of the operating results described above.

Operating cash flows

Cash provided by operating activities increased $13.5 million to $84.4 million for the quarter ended September 30, 2013 compared to $70.9 million for the same prior year period primarily as a result of an increase in cash collections on accounts receivable.

Headcount

Headcount at September 30, 2013 increased by 311, or 8.1%, to 4,130 from 3,819 at September 30, 2012. Billable headcount increased by 266 professionals, of which 111 professionals were added to the Corporate Finance/Restructuring segment as a result of acquisitions, 61 professionals were added to the Economic Consulting segment to support growing operations, 60 professionals were added to the Forensic and Litigation Consulting segment, primarily as a result of growth in our health solutions practice, and 20 professionals were added to the Strategic Communications segment as a result of acquisitions. Non-billable headcount increased 45 professionals primarily due to growth in our regional infrastructure and from acquisitions.

Other strategic activities

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the quarter the Company used $20.0 million to repurchase and retire 595,225 shares of the Company’s common stock at an average price of $33.62. For the nine months ended September 30, 2013, we used $48.8 million to repurchase and retire 1,422,025 shares of our common stock for an average price per share of $34.30. As of September 30, 2013, a balance of approximately $151.2 million remained available under the 2012 Repurchase Program.

Subsequent event

On November 4, 2013, the Company announced the addition of 41 professionals from affiliates of WD Scott Limited (collectively “Distinct”), providers of insurance management consulting services out of offices in Dublin and London. The acquisition will further expand the Company’s global insurance practice and will be included within the Company’s Forensic and Litigation Consulting segment. The impact of this acquisition will be recorded in the Company’s financial statements for the year ending December 31, 2013.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$93,981	$93,123	$289,775	$286,184
Forensic and Litigation Consulting	113,068	100,460	318,912	310,351
Economic Consulting	113,069	96,375	339,277	295,882
Technology	51,201	50,286	149,101	147,643
Strategic Communications	43,324	45,811	139,369	137,466

Revenues	$414,643	$386,055	$1,236,434	$1,177,526

Operating income (loss)
Corporate Finance/Restructuring	$10,590	$19,024	$48,725	$55,488
Forensic and Litigation Consulting	21,915	14,062	52,194	37,360
Economic Consulting	21,708	17,810	66,233	51,681
Technology	9,755	10,445	29,129	23,403
Strategic Communications	(81,490)	4,874	(76,369)	6,161

Total segment operating income (loss)	(17,522)	66,215	119,912	174,093
Unallocated corporate expenses	(18,077)	(19,627)	(49,923)	(59,726)

Operating income (loss)	(35,599)	46,588	69,989	114,367

Other income (expense)
Interest income and other	1,152	1,584	1,702	4,503
Interest expense	(12,814)	(13,208)	(38,600)	(43,607)

	(11,662)	(11,624)	(36,898)	(39,104)

Income (loss) before income tax provision	(47,261)	34,964	33,091	75,263
Income tax provision	3,360	12,251	36,546	26,372

Net income (loss)	$(50,621)	$22,713	$(3,455)	$48,891

Earnings (loss) per common share—basic	$(1.29)	$0.56	$(0.09)	$1.21

Earnings (loss) per common share—diluted	$(1.29)	$0.55	$(0.09)	$1.17

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net income (loss)	$(50,621)	$22,713	$(3,455)	$48,891
Add back:
Income tax provision	3,360	12,251	36,546	26,372
Other income (expense), net	11,662	11,624	36,898	39,104
Depreciation and amortization	8,196	7,152	24,218	22,160
Amortization of other intangible assets	5,776	5,766	17,293	16,773
Special charges	10,419	2,775	10,846	29,557
Goodwill impairment charge	83,752	—	83,752	—

Adjusted EBITDA	$72,544	$62,281	$206,098	$182,857

Reconciliation of Net Income (Loss) to Adjusted Net Income and Earnings (Loss) Per Share to Adjusted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(50,621)	$22,713	$(3,455)	$48,891
Add back:
Special charges, net of tax effect(1)	6,847	1,794	7,100	19,115
Goodwill impairment charges(2)	83,752	—	83,752	—
Less:
Interim period impact of including goodwill impairment charges in the annual effective tax rate	(10,805)	—	(10,805)	—

Adjusted net income	$29,173	$24,507	$76,592	$68,006

Earnings (loss) per common share—diluted	$(1.29)	$0.55	$(0.09)	$1.17
Add back:
Special charges, net of tax effect (1)	0.18	0.05	0.18	0.45
Goodwill impairment charges(2)	2.14	—	2.14	—
Less:
Interim period impact of including goodwill impairment charges in the annual effective tax rate	(0.27)	—	(0.28)	—
Impact of denominator for diluted earnings per common share(3)	(0.04)	—	(0.05)	—

Adjusted earnings per common share—diluted	$0.72	$0.60	$1.90	$1.62

Weighted average number of common shares outstanding—diluted(3)	40,244	41,102	40,385	41,882

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates related to the special charges for the three and nine months ended September 30, 2013 were 34.3% and 34.5%, respectively, and 35.3% for both of the three and nine months ended September 30, 2012. The tax expense related to the special charges for the three and nine months ended September 30, 2013 was $3.6 million, or $0.09 impact on diluted earnings per common share, and $3.7 million, or $0.10 impact on diluted earnings per common share, respectively. The tax expense related to the special charges for the three and nine months ended September 30, 2012 was $1.0 million, or $0.02 impact on diluted earnings per common share, and $10.4 million, or $0.25 impact on diluted earnings per common share.

(2)	The goodwill impairment charge is non-deductible for income tax purposes and will result in no tax benefit for the year ending December 31, 2013.
(3)

For the three and nine months ended September 30, 2013, the Company reported a net loss. For those periods, the number of basic weighted average common shares outstanding equals the number of diluted weighted average common shares outstanding for purposes of calculating U.S. GAAP earnings per share because potentially dilutive securities would be antidilutive. For non-GAAP purposes, the total per share and share amounts presented herein reflect the impact of the inclusion of share-based awards and convertible notes that are considered dilutive based on the impact of the add backs included in Adjusted Net Income above.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues and operating income (loss)

See “Segment Results” for an expanded discussion of segment revenues and operating income (loss).

Unallocated corporate expenses

Unallocated corporate expenses decreased $1.6 million, or 7.9%, to $18.1 million for the three months ended September 30, 2013 from $19.6 million for the same prior year period. Excluding the impact of unallocated corporate special charges of $2.1 million recorded in the three months ended September 30, 2013 and $1.0 million recorded in the three months ended September 30, 2012, unallocated corporate expenses decreased $2.7 million, or 14.3%. The decrease was primarily due to a reduction in performance-based compensation when compared to the same prior year period.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $0.4 million to $1.2 million for the three months ended September 30, 2013 from $1.6 million for the same prior year period. The decrease is primarily due to net foreign currency transaction losses in the period ended September 30, 2013 as compared to net gains in the same prior year period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include current intercompany receivables and payables. The foreign exchange losses in the three months ended September 30, 2013 were primarily the result of the weakening of the U.S. dollar relative to the British pound.

Interest expense

Interest expense was $12.8 million for the three months ended September 30, 2013 as compared to $13.2 million for the same prior year period. Interest expense in 2013 was favorably impacted by lower average borrowings in 2013 as compared to 2012, primarily due to the repayment in July 2012 of $150.0 million aggregate principal amount of 3 3/4% senior subordinated convertible notes (“Convertible Notes”) and the extinguishment of the $215.0 million aggregate principal amount of 7 3/4% senior notes due 2016 (“2016 Notes”) in the fourth quarter of 2012, which was partially offset by interest expense relating to the issuance of the $300.0 million aggregate principal amount of 6.0% senior notes due 2022 (“2022 Notes”) in the fourth quarter of 2012.

Special charges

During the three months ended September 30, 2013, we recorded special charges totaling $10.4 million, of which $3.1 million was non-cash. The charges primarily reflect actions we took to realign our workforce to address current business demands impacting our Corporate Finance/Restructuring and Forensic and Litigation Consulting segments and to reduce certain corporate overhead within our EMEA region. The special charges consist of $10.2 million of salary continuance and other contractual employee related costs associated with the reduction in workforce of 45 employees, and $0.2 million of costs to consolidate leased office space within one location and to adjust prior special charges for changes to sublease terms and associated costs.

During the three months ended September 30, 2012, we recorded special charges totaling $2.8 million, of which $0.4 million was non-cash. The charges reflected actions we took to reduce excess real estate capacity, by consolidating leased office space in three office locations in the U.S.

The following table details the special charges by segment for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Three Months Ended September 30,
	2013		2012
	Special Charges	Total Headcount	Special Charges
Corporate Finance/Restructuring	$6,331	25	$771
Forensic and Litigation Consulting	1,938	17	468
Economic Consulting	15	—	173
Technology	2	—	148
Strategic Communications	2	—	201

	8,288	42	1,761
Unallocated Corporate	2,131	3	1,014

Total	$10,419	45	$2,775

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. Our effective tax rate for the three months ended September 30, 2013 was not meaningful due to the impact of the non-deductible goodwill impairment charge of $83.8 million. The effective tax rate for the three months ended September 30, 2013 excluding the impact of the goodwill impairment charge would have been 38.8% as compared to 35.0% for the same prior year period. For the three months ended September 30, 2012, the effective tax rate was favorably impacted by a discrete item related to the recognition of foreign deferred tax assets. Excluding the impact of this discrete item, the effective tax rate for the three months ended September 30, 2012 would have been 38.5%.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues and operating income (loss)

See “Segment Results” for an expanded discussion of segment revenues and operating income (loss).

Unallocated corporate expenses

Unallocated corporate expenses decreased $9.8 million, or 16.4%, to $49.9 million for the nine months ended September 30, 2013 from $59.7 million for the same prior year period. Excluding the impact of unallocated corporate special charges of $2.2 million recorded in the nine months ended September 30, 2013 and $1.1 million recorded in the nine months ended September 30, 2012, unallocated corporate expenses decreased $10.9 million, or 18.6%. The decrease was primarily due to a reduction in performance-based compensation expense, lower spending on core marketing and lower costs related to strategic planning activities when compared to the same prior year period.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $2.8 million to $1.7 million for the nine months ended September 30, 2013 from $4.5 million for the same prior year period. The decrease is primarily due to net foreign currency transaction losses in the period ended September 30, 2013 as compared to net gains in the same prior year period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include current intercompany receivables and payables. The foreign exchange losses in the nine months ended September 30, 2013 were primarily due to the volatility of the British pound relative to the U.S. dollar during the nine months ended September 30, 2013, particularly in the third quarter of 2013. In addition, the strengthening of the U.S. dollar and Hong Kong dollar against the Australian dollar resulted in losses during the nine months ended September 30, 2013.

Interest expense

Interest expense was $38.6 million for the nine months ended September 30, 2013 as compared to $43.6 million for the same prior year period. Interest expense in 2013 was favorably impacted by lower average borrowings, lower interest expense and deferred financing fees in 2013 as compared to the same prior year period, primarily due to the repayment in July 2012 of $150.0 million aggregate principal amount of Convertible Notes and the extinguishment of the 2016 Notes in the fourth quarter of 2012, which was partially offset by interest expense relating to the issuance of the 2022 Notes in the fourth quarter of 2012.

Special charges

During the nine months ended September 30, 2013, we recorded special charges totaling $10.8 million, of which $3.1 million was non-cash. The charges primarily reflect actions we took to realign our workforce to address current business demands impacting our Corporate Finance/Restructuring and Forensic and Litigation Consulting segments and to reduce certain corporate overhead within our EMEA region. The special charges consist of $10.2 million of salary continuance and other contractual employee related costs associated with the reduction in workforce of 45 employees and $0.6 million of costs to consolidate leased office space within one location and to adjust prior special charges for changes to sublease terms and employee termination costs.

During the nine months ended September 30, 2012, we recorded special charges totaling $29.6 million, of which $5.0 million was non-cash. The charges reflected actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments, to address certain targeted practices within our Corporate Finance/Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions included the termination of 116 employees, the consolidation of leased office space within nine office locations and certain other actions.

The following table details the special charges by segment for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2013		2012
	Special Charges	Total Headcount	Special Charges	Total Headcount
Corporate Finance/Restructuring	$6,399	25	$11,332	4
Forensic and Litigation Consulting	2,111	17	8,276	43
Economic Consulting	11	—	991	8
Technology	16	—	3,114	42
Strategic Communications	66	—	4,712	15

	8,603	42	28,425	112
Unallocated Corporate	2,243	3	1,132	4

Total	$10,846	45	$29,557	116

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. Our effective tax rate for the nine months ended September 30, 2013 was not meaningful due to the impact of the non-deductible goodwill impairment charge of $83.8 million. The effective tax rate for the nine months ended September 30, 2013, excluding the impact of the goodwill impairment charge would have been 40.5% as compared to 35.0% for the same period in 2012. During the nine months ended September 30, 2013, we recorded a deferred tax valuation reserve related to foreign tax credits, primarily due to lower forecasted foreign earnings, resulting in a discrete increase to the income tax provision in the amount of $6.9 million. We also recognized the impact of a discrete benefit related to the favorable resolution of an income tax contingency in the amount of $2.2 million. For the nine months ended September 30, 2012, the effective tax rate was favorably impacted by a discrete item related to the recognition of foreign deferred tax assets. Excluding the impact of these discrete items on both periods, the effective tax rate for the nine months ended September 30, 2013 would have been 36.4% as compared to 36.6% in the same prior year period.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

The following table reconciles net income (loss) to Total Segment Operating Income (Loss) and Total Adjusted Segment EBITDA for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net income (loss)	$(50,621)	$22,713	$(3,455)	$48,891
Add back:
Income tax provision	3,360	12,251	36,546	26,372
Other income (expense), net	11,662	11,624	36,898	39,104
Unallocated corporate expense	18,077	19,627	49,923	59,726

Total Segment Operating Income (Loss)	$(17,522)	$66,215	$119,912	$174,093
Add back:
Segment depreciation expense	7,112	6,038	20,932	18,646
Amortization of other intangible assets	5,776	5,766	17,293	16,773
Segment special charges	8,288	1,761	8,603	28,425
Goodwill impairment charge	83,752	—	83,752	—

Total Adjusted Segment EBITDA	$87,406	$79,780	$250,492	$237,937

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	732	621	732	621
Forensic and Litigation Consulting	999	939	999	939
Economic Consulting	528	467	528	467
Technology	297	283	297	283
Strategic Communications	617	597	617	597

Total revenue-generating professionals	3,173	2,907	3,173	2,907

Utilization rates of billable professionals:(1)
Corporate Finance/Restructuring	64%	72%	66%	75%
Forensic and Litigation Consulting	67%	63%	68%	65%
Economic Consulting	79%	79%	84%	82%
Average billable rate per hour:(2)(3)
Corporate Finance/Restructuring	$396	$402	$407	$409
Forensic and Litigation Consulting	324	328	315	323
Economic Consulting	512	495	509	493

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

(2)

For engagements where revenues are based on number of hours worked by our billable professionals, average billable rate per hour is calculated by dividing revenues (excluding revenues from success fees, pass-through and outside consultants) for a period by the number of hours worked on client assignments during the same period. We have not presented an average billable rate per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

(3)

2013 and 2012 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$93,981	$93,123	$289,775	$286,184

Operating expenses:
Direct cost of revenues	58,424	57,905	180,373	174,715
Selling, general and administrative expenses	16,779	13,689	54,199	42,815
Special charges	6,331	771	6,399	11,332
Acquisition-related contingent consideration	295	291	(4,866)	(2,487)
Amortization of other intangible assets	1,562	1,443	4,945	4,321

	83,391	74,099	241,050	230,696

Segment operating income	10,590	19,024	48,725	55,488
Add back:
Depreciation and amortization of intangible assets	2,481	2,156	7,486	6,599
Special charges	6,331	771	6,399	11,332

Adjusted Segment EBITDA	$19,402	$21,951	$62,610	$73,419

Gross profit(1)	$35,557	$35,218	$109,402	$111,469
Gross profit margin(2)	37.8%	37.8%	37.8%	39.0%
Adjusted Segment EBITDA as a percent of revenues	20.6%	23.6%	21.6%	25.7%
Number of revenue generating professionals (at period end)	732	621	732	621
Utilization rates of billable professionals(3)	64%	72%	66%	75%
Average billable rate per hour(3)	$396	$402	$407	$409

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)

2013 and 2012 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues increased $0.9 million, or 0.9%, to $94.0 million for the three months ended September 30, 2013 compared to $93.1 million for the same prior year period. Revenues increased $12.8 million, or 13.8%, in 2013 due to acquisitions as compared to the same prior year period. Revenues decreased organically $11.9 million, or 12.9%, due to lower demand in our North America bankruptcy and restructuring practice and lower realized bill rates in the transaction advisory and telecom, media and technology practices.

Gross profit increased $0.3 million, or 1.0%, to $35.6 million for the three months ended September 30, 2013 compared to $35.2 million for the same prior year period. Gross profit margin was 37.8% for the three months ended September 30, 2013, which was unchanged compared to the same prior year period. Margins reflect the continued underutilization in the segment’s North America bankruptcy and restructuring practices and an organic investment in an EMEA-based transaction practice, partially offset by a reduction of performance-based compensation expense.

SG&A expense increased $3.1 million, or 22.6%, to $16.8 million for the three months ended September 30, 2013 compared to $13.7 million for the same prior year period. SG&A expense was 17.9% of revenues for the three months ended September 30, 2013, compared to 14.7% for the same prior year period. The increase in SG&A expense was primarily due to an increase in overhead costs related to the acquired practices.

Amortization of other intangible assets was $1.6 million for the three months ended September 30, 2013 compared to $1.4 million for the same prior year period.

Adjusted Segment EBITDA decreased $2.5 million, or 11.6%, to $19.4 million for the three months ended September 30, 2013 compared to $22.0 million for the same prior year period.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues increased $3.6 million, or 1.3%, to $289.8 million for the nine months ended September 30, 2013 compared to $286.2 million for the same prior year period. Revenues increased $32.4 million, or 11.3%, in 2013 due to acquisitions as compared to the same prior year period. Revenues decreased organically $28.8 million, or 10.0%, primarily due to lower demand in our North America bankruptcy and restructuring and Asia Pacific restructuring practices along with lower realized bill rates in our transaction advisory services, partially offset by higher demand and realized bill rates in the EMEA region.

Gross profit decreased $2.1 million, or 1.9%, to $109.4 million for the nine months ended September 30, 2013 compared to $111.5 million for the same prior year period. Gross profit margin decreased 1.2 percentage points to 37.8% for the nine months ended September 30, 2013 compared to 39.0% for the same prior year period. The decrease in gross profit margin was due to lower demand in our North America region and Asia Pacific region restructuring practices, partially offset by favorable margins from our acquired practices and reduced performance-based compensation expense.

SG&A expense increased $11.4 million, or 26.6%, to $54.2 million for the nine months ended September 30, 2013 compared to $42.8 million for the same prior year period. SG&A expense was 18.7% of revenues for the nine months ended September 30, 2013, compared to 15.0% for the same prior year period. The increase in SG&A expense was primarily due to the overhead costs related to the acquired practices as well as non-recurring acquisition costs of $1.8 million.

Amortization of other intangible assets was $4.9 million for the nine months ended September 30, 2013 compared to $4.3 million for the same prior year period.

Adjusted Segment EBITDA decreased $10.8 million, or 14.7%, to $62.6 million for the nine months ended September 30, 2013 compared to $73.4 million for the same prior year period. Excluding the fair value contingent consideration remeasurements in 2013 and 2012 of $6.3 million and $3.8 million, respectively, Adjusted Segment EBITDA decreased $13.3 million to $56.3 million.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$113,068	$100,460	$318,912	$310,351

Operating expenses:
Direct cost of revenues	68,488	66,096	203,323	202,293
Selling, general and administrative expenses	20,109	18,944	61,331	60,714
Special charges	1,938	468	2,111	8,276
Acquisition-related contingent consideration	106	112	(1,650)	(94)
Amortization of other intangible assets	512	778	1,603	1,802

	91,153	86,398	266,718	272,991

Segment operating income	21,915	14,062	52,194	37,360
Add back:
Depreciation and amortization of intangible assets	1,509	1,759	4,561	4,864
Special charges	1,938	468	2,111	8,276

Adjusted Segment EBITDA	$25,362	$16,289	$58,866	$50,500

Gross profit(1)	$44,580	$34,364	$115,589	$108,058
Gross profit margin(2)	39.4%	34.2%	36.2%	34.8%
Adjusted Segment EBITDA as a percent of revenues	22.4%	16.2%	18.5%	16.3%
Number of revenue generating professionals (at period end)	999	939	999	939
Utilization rates of billable professionals(3)	67%	63%	68%	65%
Average billable rate per hour(3)	$324	$328	$315	$323

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)

2013 and 2012 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues increased $12.6 million, or 12.6%, to $113.1 million for the three months ended September 30, 2013 from $100.5 million for the same prior year period. The increase was primarily attributable to the increase in demand and realized bill rates for our health solutions and data and analytics practices and a success fee in our North America investigations practice.

Gross profit increased $10.2 million, or 29.7%, to $44.6 million for the three months ended September 30, 2013 from $34.4 million for the same prior year period. Gross profit margin increased 5.2 percentage points to 39.4% for the three months ended September 30, 2013 from 34.2% for the same prior year period. The increase in gross profit margin was driven by a higher margin success fee and improved utilization in our North America, health solutions and data and analytics practices as well as a reduction in performance-based compensation expense.

SG&A expense increased $1.2 million, or 6.1%, to $20.1 million for the three months ended September 30, 2013 from $18.9 million for the same prior year period. SG&A expense was 17.8% of revenues for the three months ended September 30, 2013, down from 18.9% for the same prior year period. The increase in SG&A is due to higher personnel costs in health solutions, partially offset by lower third-party services.

Amortization of other intangible assets decreased by $0.3 million to $0.5 million for the three months ended September 30, 2013 from $0.8 million for the same prior year period.

Adjusted Segment EBITDA increased by $9.1 million, or 55.7%, to $25.4 million for the three months ended September 30, 2013 from $16.3 million for the same prior year period.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues increased $8.6 million, or 2.8%, to $318.9 million for the nine months ended September 30, 2013 from $310.4 million for the same prior year period. Revenues increased organically $9.4 million, or 3.0%, primarily due to success fees and higher realized bill rates as a result of staff mix in our North America disputes and investigations practices and success fees, higher demand and higher realized bill rates in our health solutions practice.

Gross profit increased $7.5 million, or 7.0%, to $115.6 million for the nine months ended September 30, 2013 from $108.1 million for the same prior year period. Gross profit margin increased 1.4 percentage points to 36.2% for the nine months ended September 30, 2013 from 34.8% for the same prior year period. The gross profit margin increase was primarily due to higher margin success fees and higher utilization in our North America disputes and investigations and health solutions practices and a reduction in performance-based compensation expense.

SG&A expense increased $0.6 million, or 1.0%, to $61.3 million for the nine months ended September 30, 2013 from $60.7 million for the same prior year period. SG&A expense was 19.2% of revenues for the nine months ended September 30, 2013, down from 19.6% for the same prior year period. The increase in SG&A expense was primarily due to higher personnel costs in health solutions, partially offset by lower corporate allocations and bad debt expense. Bad debt expense was 0.8% of revenues for the nine months ended September 30, 2013 down from 1.1% for the same prior year period.

Amortization of other intangible assets decreased by $0.2 million to $1.6 million for the nine months ended September 30, 2013 from $1.8 million for the same prior year period.

Adjusted Segment EBITDA increased by $8.4 million, or 16.6%, to $58.9 million for the nine months ended September 30, 2013 from $50.5 million for the same prior year period. Excluding the fair value contingent consideration remeasurements in 2013 and 2012 of $1.9 million and $0.3 million, respectively, Adjusted Segment EBITDA increased $6.8 million to $57.0 million.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$113,069	$96,375	$339,277	$295,882

Operating expenses:
Direct cost of revenues	76,017	65,993	228,639	202,905
Selling, general and administrative expenses	14,692	11,997	42,902	39,106
Special charges	15	173	11	991
Acquisition-related contingent consideration	114	—	161	—
Amortization of other intangible assets	523	402	1,331	1,199

	91,361	78,565	273,044	244,201

Segment operating income	21,708	17,810	66,233	51,681
Add back:
Depreciation and amortization of intangible assets	1,502	1,104	3,978	3,330
Special charges	15	173	11	991

Adjusted Segment EBITDA	$23,225	$19,087	$70,222	$56,002

Gross profit(1)	$37,052	$30,382	$110,638	$92,977
Gross profit margin(2)	32.8%	31.5%	32.6%	31.4%
Adjusted Segment EBITDA as a percent of revenues	20.5%	19.8%	20.7%	18.9%
Number of revenue generating professionals (at period end)	528	467	528	467
Utilization rates of billable professionals(3)	79%	79%	84%	82%
Average billable rate per hour(3)	$512	$495	$509	$493

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)

2013 and 2012 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues increased $16.7 million, or 17.3%, to $113.1 million for the three months ended September 30, 2013 from $96.4 million for the same prior year period. Revenues grew organically $15.8 million, or 16.4%, due to strong demand in our antitrust litigation practice in the North America and EMEA regions and our international arbitration, regulatory and valuation practices in the EMEA region.

Gross profit increased $6.7 million, or 22.0%, to $37.1 million for the three months ended September 30, 2013 from $30.4 million for the same prior year period. Gross profit margin increased 1.3 percentage points to 32.8% for the three months ended September 30, 2013 from 31.5% for the same prior year period. The increase in gross profit margin was attributed to higher utilization in our antitrust litigation practice, partially offset by higher performance-based compensation expense.

SG&A expense increased $2.7 million, or 22.5%, to $14.7 million for the three months ended September 30, 2013 from $12.0 million for the same prior year period. SG&A expense was 13.0% of revenues for the three months ended September 30, 2013 compared to 12.4% for the same prior year period. The increase in SG&A expense was due to higher bad debt expense, corporate allocations, business development and rent expense in support of growing operations. Bad debt expense was $1.6 million or 1.4% of revenues for the three months ended September 30, 2013 compared to $1.2 million or 1.3% of revenues for the same prior year period.

Amortization of other intangible assets was $0.5 million for the three months ended September 30, 2013 compared to $0.4 million for the same prior year period.

Adjusted Segment EBITDA increased $4.1 million, or 21.7%, to $23.2 million for the three months ended September 30, 2013 compared to $19.1 million for the same prior year period.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues increased $43.4 million, or 14.7%, to $339.3 million for the nine months ended September 30, 2013 compared to $295.9 million for the same prior year period. Revenues grew organically $42.6 million, or 14.4%, primarily due to increased demand in our antitrust litigation and financial economics practices in the North America and EMEA regions as well as our international arbitration, regulatory and valuation practices in the EMEA region.

Gross profit increased $17.7 million, or 19.0%, to $110.6 million for the nine months ended September 30, 2013 compared to $93.0 million for the same prior year period. Gross profit margin increased 1.2 percentage points to 32.6% for the nine months ended September 30, 2013 from 31.4% for the same prior year period. The increase in gross profit margin was due to higher utilization, partially offset by higher performance-based compensation expense.

SG&A expense increased $3.8 million, or 9.7%, to $42.9 million for the nine months ended September 30, 2013 compared to $39.1 million for the same prior year period. SG&A expense was 12.6% of revenues for the nine months ended September 30, 2013 compared to 13.2% for the same prior year period. The increase in SG&A expense was due to higher corporate allocations, personnel costs, bad debt expense and computer and business development expenses in support of growing operations. Bad debt expense was $5.5 million, or 1.6%, of revenues for the nine months ended September 30, 2013 compared to $4.9 million or 1.7% of revenues for the same prior year period.

Amortization of other intangible assets was $1.3 million for the nine months ended September 30, 2013 compared to $1.2 million for the same prior year period.

Adjusted Segment EBITDA increased $14.2 million, or 25.4%, to $70.2 million for the nine months ended September 30, 2013 compared to $56.0 million for the same prior year period.

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Revenues	$51,201	$50,286	$149,101	$147,643

Operating expenses:
Direct cost of revenues	23,906	23,165	68,893	67,342
Selling, general and administrative expenses	15,556	14,544	45,111	47,824
Special charges	2	148	16	3,114
Amortization of other intangible assets	1,982	1,984	5,952	5,960

	41,446	39,841	119,972	124,240

Segment operating income	9,755	10,445	29,129	23,403
Add back:
Depreciation and amortization of intangible assets	5,624	5,082	16,840	15,222
Special charges	2	148	16	3,114

Adjusted Segment EBITDA	$15,381	$15,675	$45,985	$41,739

Gross profit(1)	$27,295	$27,121	$80,208	$80,301
Gross profit margin(2)	53.3%	53.9%	53.8%	54.4%
Adjusted Segment EBITDA as a percent of revenues	30.0%	31.2%	30.8%	28.3%
Number of revenue generating professionals (at period end)(3)	297	283	297	283

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues increased by $0.9 million, or 1.8%, to $51.2 million for the three months ended September 30, 2013 from $50.3 million for the same prior year period. Revenues increased due to growth in investigations involving the Foreign Corrupt Practices Act (“FCPA”) and London Interbank Offered Rate (“LIBOR”). The decline of a certain large litigation-related matter was partially offset by revenues generated by new global investigations and the expansion of a current global investigation.

Gross profit increased by $0.2 million, or 0.6%, to $27.3 million for the three months ended September 30, 2013 from $27.1 million for the same prior year period. Gross profit margin decreased 0.6 percentage points to 53.3% for the three months ended September 30, 2013 from 53.9% for the same prior year period due to lower volumes for consulting and reduced pricing for services, and the reclassification of certain costs from SG&A, which were partially offset by increased volumes for services.

SG&A expense increased by $1.0 million, or 7.0%, to $15.6 million for the three months ended September 30, 2013 from $14.5 million for the same prior year period. SG&A expense was 30.4% of revenue for the three months ended September 30, 2013, up from 28.9% for the same prior year period. The increase in SG&A expense was driven by higher bad debt and increased variable compensation costs. Bad debt expense was $0.7 million, or 1.4%, for the three months ended September 30, 2013 compared to $0.0 million, or 0%, for the same prior year period. Research and development expense for the three months ended September 30, 2013 was $4.2 million, which was unchanged compared to the same prior year period.

Amortization of other intangible assets remained flat at $2.0 million for the three months ended September 30, 2013 compared to the same prior year period.

Adjusted Segment EBITDA decreased $0.3 million, or 1.9%, to $15.4 million for the three months ended September 30, 2013 from $15.7 million for the same prior year period.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues increased by $1.5 million, or 1.0%, to $149.1 million for the nine months ended September 30, 2013 from $147.6 million for the same prior year period. Revenues increased due to growth in FCPA, M&A-related second requests, and LIBOR investigations and competition engagements, partially offset by the decline of a large litigation-related matter.

Gross profit decreased by $0.1 million, or 0.1%, to $80.2 million for the nine months ended September 30, 2013 from $80.3 million for the same prior year period. Gross profit margin decreased 0.6 percentage points to 53.8% for the nine months ended September 30, 2013 from 54.4% for the same prior year period due to the revenue increases attributable to lower margin services as well as higher infrastructure costs, amortization of capitalized software and variable compensation expense, and the reclassification of certain costs from SG&A.

SG&A expense decreased by $2.7 million, or 5.7%, to $45.1 million for the nine months ended September 30, 2013 from $47.8 million for the same prior year period. SG&A expense was 30.3% of revenues for the nine months ended September 30, 2013, down from 32.4% for the same prior year period. The decrease in SG&A expense was primarily due to lower personnel costs, facilities and telecommunications expenses and third-party services, partially offset by higher bad debt expense. Bad debt expense was $1.6 million for the nine months ended September 30, 2013 compared to bad debt recoveries of $0.2 million for the same prior year period. Research and development expense for the nine months ended September 30, 2013 was $11.7 million, compared to $16.1 million for the same prior year period.

Amortization of other intangible assets of $6.0 million was unchanged for the nine months ended September 30, 2013 compared to the same prior year period.

Adjusted Segment EBITDA increased $4.2 million, or 10.2%, to $46.0 million for the nine months ended September 30, 2013 from $41.7 million for the same prior year period.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Revenues	$43,324	$45,811	$139,369	$137,466

Operating expenses:
Direct cost of revenues	28,317	28,452	91,932	88,197
Selling, general and administrative expenses	11,431	11,125	36,262	34,905
Special charges	2	201	66	4,712
Acquisition-related contingent consideration	115	—	264	—
Amortization of other intangible assets	1,197	1,159	3,462	3,491
Goodwill impairment charge	83,752	—	83,752	—

	124,814	40,937	215,738	131,305

Segment operating income (loss)	(81,490)	4,874	(76,369)	6,161
Add back:
Depreciation and amortization of intangible assets	1,772	1,703	5,360	5,404
Special charges	2	201	66	4,712
Goodwill impairment charge	83,752	—	83,752	—

Adjusted Segment EBITDA	$4,036	$6,778	$12,809	$16,277

Gross profit(1)	$15,007	$17,359	$47,437	$49,269
Gross profit margin(2)	34.6%	37.9%	34.0%	35.8%
Adjusted Segment EBITDA as a percent of revenues	9.3%	14.8%	9.2%	11.8%
Number of revenue generating professionals (at period end)	617	597	617	597

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues decreased $2.5 million, or 5.4%, to $43.3 million for the three months ended September 30, 2013 from $45.8 million for the same prior year period with a 1.3% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the Australian dollar and British pound relative to the U.S. dollar. Revenues increased due to acquisitions by $1.6 million, or 3.4%, from the same prior year period. Revenues decreased organically 7.5%, primarily due to lower pass-through revenues in the EMEA and North America regions and reduced capital markets activity in the Asia Pacific region.

Gross profit decreased $2.4 million, or 13.5%, to $15.0 million for the three months ended September 30, 2013 from $17.4 million for the same prior year period. Gross profit margin decreased 3.3 percentage points to 34.6% for the three months ended September 30, 2013 from 37.9% for the same prior year period. The decline in gross profit margin was primarily due to reduced project fees in the Asia Pacific region and lower retained fees in the North America region.

SG&A expense increased $0.3 million, or 2.8%, to $11.4 million for the three months ended September 30, 2013 from $11.1 million for the same prior year period. SG&A expense was 26.4% of revenues for the three months ended September 30, 2013, up from 24.3% of revenues for the same prior year period. The increase in SG&A expense was primarily related to an increase in overhead costs related to the acquired practice, partially offset by lower travel expense.

Amortization of other intangible assets of $1.2 million was unchanged for the three months ended September 30, 2013 compared to the same prior year period.

Adjusted Segment EBITDA decreased $2.7 million, or 40.5%, to $4.0 million for the three months ended September 30, 2013 from $6.8 million for the same prior year period.

During the third quarter of 2013, we identified an interim impairment indicator for the Strategic Communications segment at the Strategic Communications reporting unit level. As a result, we performed an interim impairment analysis with respect to the carrying value of goodwill in our Strategic Communications reporting unit. Out analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value. As a result, we recorded an $83.8 million non-deductible goodwill impairment charge related to the Strategic Communications segment.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues increased $1.9 million, or 1.4%, to $139.4 million for the nine months ended September 30, 2013 from $137.5 million for the same prior year period with a 1.0% decline from the estimated negative impact of foreign currency translation, which was primarily due to the weakening of the British pound and Australian dollar relative to the U.S. dollar. Revenues increased due to acquisitions by $3.3 million or 2.4% from the same prior year period. Revenues were flat organically as higher pass-through revenues in the North America region and higher project revenues in the North America and EMEA regions were offset by reduced capital markets activity in the Asia Pacific region.

Gross profit decreased $1.8 million, or 3.7%, to $47.4 million for the nine months ended September 30, 2013 from $49.3 million for the same prior year period. Gross profit margin decreased 1.8 percentage points to 34.0% for the nine months ended September 30, 2013 from 35.8% for the same prior year period. The decline in gross profit margin was primarily due to lower high-margin capital markets activity in the Asia Pacific region.

SG&A expense increased $1.4 million, or 3.9%, to $36.3 million for the nine months ended September 30, 2013 from $34.9 million for the same prior year period. SG&A expense was 26.0% of revenues for the nine months ended September 30, 2013, up from 25.4% of revenues for the same prior year period. The increase in SG&A expense was primarily due to an increase in overhead costs related to an acquired practice, partially offset by lower personnel costs due to lower headcount.

Amortization of other intangible assets of $3.5 million was unchanged for the nine months ended September 30, 2013 compared to the same prior year period.

Adjusted Segment EBITDA decreased $3.5 million, or 21.3%, to $12.8 million for the nine months ended September 30, 2013 from $16.3 million for the same prior year period.

During the third quarter of 2013, we identified an interim impairment indicator for the Strategic Communications segment at the Strategic Communications reporting unit level. As a result, we performed an interim impairment analysis with respect to the carrying value of goodwill in our Strategic Communications reporting unit. Out analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value. As a result, we recorded an $83.8 million non-deductible goodwill impairment charge related to the Strategic Communications segment.

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

During the third quarter of 2013, in addition to reduced levels of M&A activity, our Strategic Communications segment has continued to experience pricing pressure for certain discretionary communications services, including initial public offering support services where there is volume but also increasing competition. This has compressed segment margins and contributed to a change in the Company’s near-term outlook for this segment. This was considered an interim impairment indicator for the Strategic Communications segment at the Strategic Communications reporting unit level. As a result, we performed an interim impairment analysis with respect to the carrying value of goodwill in our Strategic Communications reporting unit. There were no interim impairment indicators identified for the goodwill in any other of the Company’s reporting units.

In performing Step 1 of the goodwill impairment test, we compare the carrying amount of our reporting units to their estimated fair values. When available and as appropriate, we use market multiples derived from a set of competitors with comparable market characteristics and/or comparable market transactions to establish the fair value (market approaches) for a particular reporting unit. We may also estimate fair value using a combination of the market approaches and discounted cash flows (an income approach), using appropriate weighting factors.

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

For the interim impairment test performed as of September 30, 2013, the current fair value was estimated using a combination of appropriately weighted income and market approaches. The cash flow projections are based on our most recent forecasts and near term business plans developed in the third quarter, as well as various growth rate assumptions for years beyond the current period. In the income approach, the cash flows were discounted using an estimated weighted average cost of capital (WACC) based on our assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The WACC is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate size premium In the market approach, we utilize market multiples derived from comparable guideline companies and comparable market transactions to the extent available. These valuations are based on estimates and assumptions including projected future cash flows and the determination of appropriate market comparables and determination of whether a premium or discount should be applied to such comparables.

The results of the Step 1 goodwill impairment analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value. Because our Strategic Communications reporting unit’s fair value estimate was lower than its carrying value, we applied the second step of the goodwill impairment test. The second step of the goodwill impairment analysis indicated that the carrying values of the goodwill associated with the Strategic Communications reporting unit exceeded its implied fair value, resulting in a $83.8 million non-deductible goodwill impairment charge which was recorded as a separate line item within operating income (loss) within the Condensed Consolidated Statements of Comprehensive Income (Loss). The impairment charge is non-cash in nature and does not affect the Company’s current liquidity, nor does impact the debt covenants under the Company’s existing credit facility and the Indentures for the 2020 and 2022 Notes. After the goodwill impairment charge, the Strategic Communications reporting unit’s goodwill balance was $144.8 million. See Note 9 to the Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$103,806	$13,624
Net cash used in investing activities	$(63,736)	$(48,092)
Net cash used in financing activities	$(49,361)	$(102,959)

We have generally financed our day-to-day operations, capital expenditures and acquisition-related contingent payments through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payments of annual incentive compensation and acquisition-related contingent payments. Our operating cash flows generally exceed our cash needs subsequent to the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Cash provided by operating activities was $103.8 million for the nine months ended September 30, 2013 compared to $13.6 million for the nine months ended September 30, 2012. The $90.2 million increase in cash provided by operating activities was primarily due to an increase in cash collections on accounts receivable, a reduction in bonus payments ($25 million of which were accelerated and paid in the fourth quarter of 2012), and lower employee loan, income tax and interest payments.

Net cash used in investing activities for the nine months ended September 30, 2013 was $63.7 million compared to $48.1 million for the same prior year period. Payments for acquisitions completed during the nine months ended September 30, 2013 were $30.4 million compared to $2.0 million for the same prior year period. Payments of acquisition-related contingent consideration and stock price guarantees were $6.2 million and $4.1 million, respectively, for the nine months ended September 30, 2013 as compared to $20.9 million and $3.6 million, respectively, for the same prior year period. Capital expenditures were $23.0 million for the nine months ended September 30, 2013 as compared to $20.5 million for the same prior year period.

Net cash used in financing activities for the nine months ended September 30, 2013 was $49.4 million compared to $103.0 million for the same prior year period. Our financing activities for the nine months ended September 30, 2013 included the repurchase and retirement of 1,422,025 shares of our common stock at an aggregate cost of approximately $48.8 million and the repayment of $6.0 million of long-term debt. Our financing activities for the nine months ended September 30, 2012 included the repayment of $156.5 million of long-term debt, including $149.9 million of Convertible Notes. In addition, our financing activities for the nine months ended September 30, 2012 included $20.0 million in cash used to repurchase and retire 757,650 shares of our common stock.

Capital Resources

As of September 30, 2013, our capital resources included $147.9 million of cash and cash equivalents and available borrowing capacity of $348.6 million under our $350 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of September 30, 2013, we had no outstanding borrowings under our bank credit facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

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

For the full fiscal year 2013, we anticipate aggregate capital expenditures will range between $38 million and $43 million to support our organization, including direct support for specific client engagements and funding for leasehold improvements related to a regional office consolidation, of which we currently anticipate capital expenditures will range between $15 million and $20 million in the fourth quarter of 2013. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price was in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisitions, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition-related restricted stock agreements contain common stock price guarantees that may result in cash payments in the future if our closing per share price falls below a specified per share price on the date the stock restrictions lapse. As of September 30, 2013, we had no accrued contingent consideration liabilities for business combinations consummated prior to January 1, 2009 and no remaining restricted stock agreements with common stock price guarantees.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets and remeasured to fair value at each subsequent reporting date with an offset to current period earnings. The fair value of future expected contingent purchase price obligations for these business combinations are $13.6 million at September 30, 2013 with payment dates extending through 2018.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” included in Part I– Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013 and our Current Report on Form 8-K dated May 21, 2013. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include the following:

•	changes in demand for our services;

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining or forming competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;

•	our ability to make acquisitions and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace key personnel, including senior managers and practice and regional leaders who have highly specialized skills and experience;

•	our ability to identify suitable acquisition candidates, negotiate favorable terms and take advantage of opportunistic acquisition situations;

•	our ability to protect the confidentiality of internal and client data and proprietary and confidential information;

•	legislation or judicial rulings, including rulings regarding data privacy and the discovery process;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition for clients and key personnel;

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the third quarter ended September 30, 2013 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program(4)
July 1 through July 31, 2013	3	(1)	$34.99	—	$171,210
August 1 through August 31, 2013	599	(2)	$33.65	595	$151,199
September 1 through September 30, 2013	9	(3)	$36.39	—	$151,199

Total	611			595

(1)	Represents 2,685 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)

Represents 595,225 shares of common stock repurchased pursuant to our common stock repurchase program announced in June 2012 and 3,726 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Represents 8,596 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

In June 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million. During the nine months ended September 30, 2013, we repurchased and retired 1,422,025 shares of our common stock for an average price per share of $34.30, with a value equivalent to approximately $48.8 million. At September 30, 2013, a balance of approximately $151.2 million remained available under the 2012 Repurchase Program.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

4.1†	Third Supplemental Indenture relating to the 6 3/4% Senior Notes due 2020, dated as of August 16, 2013, by and among FTI Consulting, Inc., FTI Consulting Acuity LLC and Wilmington Trust Company, as trustee.

4.2†	Second Supplemental Indenture relating to the 6.0% Senior Notes due 2022, dated as of August 16, 2013, by and among FTI Consulting, Inc., FTI Consulting Acuity LLC and U.S. Bank National Association, as trustee.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended September 30, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2013

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)