Form 10-K
period 2013-12-31
FTI CONSULTING INC
filed 2014-02-24
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 South Flagler Drive, Suite 1500 West Tower West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 515-1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $820 million, based on the closing sales price of the registrant’s common stock on June 30, 2013.

The number of shares of registrant’s common stock outstanding on February 14, 2014 was 40,636,252.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our 2013 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2013

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

•

our ability to identify suitable acquisition candidates, negotiate favorable terms, take advantage of opportunistic acquisition situations and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-United States (“U.S.”) markets;

•	our ability to replace key personnel, including executive officers, senior managers and practice and regional leaders, who have highly specialized skills and experience;

•	our ability to protect the confidentiality of internal and client data and proprietary and confidential information;

•	legislation or judicial rulings, including rulings regarding data privacy and the discovery process;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition for clients and key professionals;

•

general economic factors, industry trends, restructuring and bankruptcy rates, legal or regulatory requirements, capital market conditions, merger and acquisition (“M&A”) activity, major litigation activity and other events outside of our control;

•	our ability to manage growth;

•	risk of non-payment of receivables;

•	the amount and terms of our outstanding indebtedness;

•	risks relating to the obsolescence of, changes to, or the protection of, our proprietary software products and intellectual property rights; and

•	fluctuations in the mix of our services and the geographic locations in which our personnel and clients are located or our services are rendered.

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

Company Overview

General

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value in difficult and increasingly complex economic, legal and regulatory environments throughout the world. We operate through five reportable segments:

•	Corporate Finance/Restructuring;

•	Forensic and Litigation Consulting;

•	Economic Consulting;

•	Technology; and

•	Strategic Communications.

We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation matters, international arbitrations, M&A, antitrust and competition matters, securities litigation, electronic discovery, or e-discovery, management and retrieval of electronically stored information, or ESI, reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. We have expertise across our reportable segments in highly specialized industries, including aerospace and defense, agriculture, automotive, construction and environmental, energy, power and products, diversified industries, financial services, government and public contracts, healthcare and life sciences, hospitality, gaming and leisure, insurance and pension, mining, real estate and infrastructure, retail and consumer products, telecom, media and technology and transportation. Our experienced professionals include many individuals who are widely recognized as experts in their respective fields. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisers, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms and local, state and national governments and agencies in the U.S. and other countries. In addition, major U.S. and international law firms refer us or engage us on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs.

We have organized our business segments across four geographic regions consisting of (i) the North America region, which is comprised of our 45 U.S. offices located in 19 states and three offices located in Calgary, Toronto and Vancouver Canada, (ii) the Latin America region, which is comprised of eight offices located in five countries — Argentina, Brazil, Colombia, Panama, and Mexico, (iii) the Asia-Pacific region, which is comprised of 21 offices located in nine countries — Australia, the Cayman Islands, China (including Hong Kong), India, Indonesia, Japan, Philippines, Singapore and the British Virgin Islands, and (iv) the Europe, Middle East and Africa (EMEA) region, which is comprised of 23 offices located in ten countries — Belgium, France, Germany, Ireland, Qatar, Russia, South Africa, Spain, UAE and the United Kingdom (“UK”). The regional leader for each of the four geographic regions has responsibility for supporting our professionals through regional administrative services, and sharing responsibility with segment leaders for the delivery of services across business segments and industry lines within such region. We expect to continue to present our Management Discussion and Analysis on a segment basis as the segment structure is the way that our chief operating decision makers primarily assess and manage business performance. In addition, our segment structure provides more detailed information regarding the key drivers of our business in relation to specific lines of business.

From December 31, 2012, we increased our number of revenue-generating professionals by approximately 7.7% to 3,224 as of December 31, 2013, and we increased our total number of employees by approximately 7.5% to 4,207 as of December 31, 2013.

Summary Financial Information

The following table sets forth the percentage of consolidated revenues for the last three years contributed by each of our five reportable segments, which are discussed below:

	Year Ended December 31,
Reportable Segment	2013	2012	2011
Corporate Finance/Restructuring	23%	25%	23%
Forensic and Litigation Consulting	26%	26%	27%
Economic Consulting	27%	25%	23%
Technology	12%	12%	14%
Strategic Communications	12%	12%	13%

Total	100%	100%	100%

Our Reportable Segments

Corporate Finance/Restructuring

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, private equity sponsors, banks, lenders and other financing sources and creditor groups, as well as other parties-in-interest. We advise on a wide range of areas, including restructuring (including bankruptcy), interim management, financings, M&A, post-acquisition integration, valuations, tax issues and performance improvement. We also provide expert witness testimony, bankruptcy and insolvency litigation support and trustee and examiner services. We have particular expertise in the agriculture, automotive, hospitality, gaming and leisure, mining, real estate and infrastructure, retail and consumer products, telecom and media industries.

A number of factors affect the demand for our corporate finance/restructuring services, including general economic conditions, the availability of credit and credit modifications, leverage levels, lending activity, over-expansion of businesses, competition, M&A activity and management crises. Lower corporate default rates as a result of the availability of debt modifications prior to default and maturity and the increased availability of financing at lower interest rates and on more advantageous terms are factors that continue to decrease demand for certain services, including bankruptcy services offered by our Corporate Finance/Restructuring segment. In addition, our restructuring (bankruptcy) engagements have been adversely affected by fewer large corporate bankruptcies.

As of January 1, 2013, we combined the healthcare and life sciences focused personnel that were formerly included within the Corporate Finance/Restructuring segment with those in the Forensic and Litigation Consulting segment to form a single integrated practice within the Forensic and Litigation Consulting segment.

In 2013, the practice offerings of our Corporate Finance/Restructuring segment included:

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

Interim Management Services. Our professionals fill the void when client companies face leadership, financial or operational challenges. Our experienced and credentialed professionals assume executive officer level roles, providing the leadership and strategic decision making ability to maintain momentum, stabilize financial position and protect enterprise value, resolve regulatory compliance issues, build morale, establish credibility with stakeholders and provide critical continuity. Our professionals serve in the following interim executive and management roles: chief executive officer, chief operating officer, chief financial officer, chief restructuring officer, controller and treasurer.

Transaction Advisory Services. Our Transaction Advisory Services practice combines the disciplines of financial accounting, investment banking, tax advice, valuation services and Securities and Exchange

Commission, or SEC, regulatory experience to help our clients maximize value and minimize risk in M&A transactions. We provide many services relating to business acquisitions that include: performing due diligence reviews, evaluating key value drivers and risk factors, advising on the most advantageous tax and accounting structure for the transaction and assessing quality of earnings, quality of balance sheet and working capital requirements. We identify value enhancers and value issues. We provide comprehensive tax consulting intended to maximize a client’s return on investment. We help structure post- acquisition earn-outs and price adjustment mechanisms to allow a client to realize optimal value. We advise clients regarding regulatory and SEC requirements and internal controls and compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. We help structure retention and exit strategies. We also perform services for clients involved in purchase price disputes such as assessing the consistent application of Generally Accepted Accounting Principles, or GAAP, earn-out issues, working capital issues, settlement ranges and allocation of purchase price for tax purposes. We have the capacity to provide investment banking services through our Financial Industry Regulatory Authority registered subsidiary, which focuses on identifying and executing value-added transactions for public and private middle market companies in the communications and media and entertainment industries.

Performance Improvement Services. Our Performance Improvement practice assists companies in developing and implementing programs designed to deliver accelerated value creation through increasing earnings and margins and improving cash flow. This is achieved by improving the underlying operational and financial metrics of a company by targeting specific drivers of margin growth leading to corresponding enterprise value enhancement. Our professionals achieve measurable, tangible improvement in areas such as revenue generation, finance organization optimization, operational process management, shared services and outsourcing, information technology, optimization, cost reduction, and working capital management. Our team has relevant skills across industries and helps companies and/or their equity sponsors with services such as outsourcing advisory services, complex merger integrations and carve-outs, business intelligence consulting and the reengineering of supply chains. Our performance improvement services represent high value-added and results oriented services marketed to our existing restructuring and transaction advisory clients as well as new clients.

Private Equity Sponsor Services. We help private equity sponsors and company management take proactive steps toward revitalizing businesses, achieving investment expectations and strengthening inexperienced or ineffective management by assisting in the development, modification and execution of business plans and offering unbiased assessments, thereby allowing a sponsor to minimize risks, maximize returns and focus on new opportunities. Our services include providing professionals to enhance management by supplementing the existing management team with turnaround specialists and other interim executives, performing due diligence and process improvement and implementation expertise, assisting with obtaining or modifying financing, providing credibility to support lender negotiations and credit concessions and a variety of other mission-critical services that may be key to a company’s survival.

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

In 2013, we expanded our presence in Australia by acquiring the former restructuring practice of Taylor Woodings Partnership and its affiliates (“Taylor Woodings”).

Our Corporate Finance/Restructuring practices are offered through a global network of 47 offices in 14 countries. From December 31, 2012, we increased the number of revenue-generating professionals in our

Corporate Finance/Restructuring segment by approximately 5.7% to 737 professionals as of December 31, 2013, of whom 72 professionals, or 9.8%, joined us through acquisitions.

Forensic and Litigation Consulting

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics and risk mitigation services. We assist our clients in all phases of government and regulatory investigations, inquiries and litigation, regardless of the subject matter of the proceeding or investigation, including pre-filing assessments, discovery, trial preparation, expert testimony, investigation and forensic accounting services. We have particular expertise in the construction and environmental, insurance and pension, government and public contracts and healthcare and life sciences industries. We have the capacity to provide our full array of practice offerings across jurisdictional boundaries around the world.

A number of factors affect the demand for our forensic and litigation consulting services, including the volume of large complex litigations, governmental and regulatory investigations, class action suits, business espionage and illegal or fraudulent activities.

In 2013, the practice offerings of our Forensic and Litigation Consulting segment included:

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

Trial Services. Our trial technology professionals advise and support clients in large and highly complex civil trials. Through the use of our proprietary information technology, we help control litigation costs, expedite the in-trial process and help our clients to readily organize, access and present case-related data. Our proprietary TrialMax® software integrates documents, photographs, animations, deposition video, audio and demonstrative graphics into a single trial preparation and presentation tool. Our graphics consulting services select the most appropriate presentation formats to maximize impact and memorability, and then create persuasive graphic presentations that support, clarify and emphasize the key themes of a case. We provide illustrations and visual aids that help simplify complex technical subjects for jurors, through opening and closing statement consulting, witness presentations, research presentations, exhibit plans and outlines, hardboards, scale models, storyboards, timelines and technical and medical illustrations.

Construction Solutions. Our construction services team offers a broad range of dispute resolution services to assist owners and contractors, and the law firms that advise them, to prevent, mitigate and resolve construction related disputes. We work with our clients to identify risks and help achieve a cost-effective, well run project from planning to completion.

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

Compliance, Monitoring and Receivership. Our expert industry professionals provide full-scale assessments, process improvement and support services for compliance programs and in support of monitors and receivers. In matters involving the appointment of monitors, receivers or examiners by courts or regulators, our experts possess the necessary independence to monitor compliance with and the continuing effectiveness of the terms of settlements across many industries and professions. We have the expertise to prepare and advise large financial institutions regarding the U.S. “living will” requirements, which state that large banks and financial institutions have a plan in place to explain how they would divide up their assets if they fail.

Health Solutions. As of January 1, 2013, we combined the healthcare and life sciences focused personnel that were formerly included within the Corporate Finance/Restructuring segment with those in the Forensic and Litigation Consulting segment to form a single integrated practice within the Forensic and Litigation Consulting segment. Our health solutions practice provides consulting and advisory services that are designed to help clients optimize their performance in the short-term and long-term and prepare for and respond to strategic, operational and financial challenges. Our health solutions professionals provide a broad range of services focusing on operational services, such as clinical and performance effectiveness and improvement; regulatory services, such as the development, implementation and management of compliance programs and dispute resolution; advisory services, such as M&A; management services, such as turnaround services and the interim management of hospitals, health systems and other types of healthcare organizations; and process improvement, such as strategy, planning, revenue growth and fee reimbursement advisory services.

In 2013, we acquired the insurance management consulting practice formerly provided through the Distinct insurance consultancies located in Dublin, London and New York. In addition, we acquired the business operations of Risk Solutions International LLC (“RSI”), an independent provider of solutions to operational risks, with an office in New York. We also expanded our construction solutions practice offerings through the January 2013 addition of Alliance Construction Consultants (“Alliance”), providers of claims consulting, CPM scheduling, quantity surveying and project controls services to the construction industry with offices in New York.

Our Forensic Litigation and Consulting practices are offered through a global network of 53 offices in 16 countries. From December 31, 2012, we increased the number of revenue-generating professionals in our Forensic and Litigation Consulting segment by approximately 11.4% to 1,061 professionals as of December 31, 2013, of whom 49 professionals, or 4.6%, joined us through acquisitions.

Economic Consulting

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world. We deliver sophisticated economic analysis and modeling of issues arising in M&A transactions, complex antitrust litigation, commercial disputes, international arbitration, regulatory proceedings and a wide range of securities litigation. Our statistical and economic experts help clients analyze complex economic issues such as the economic impact of deregulation on a particular industry or the amount of damages suffered by a business as a result of particular events. We have deep industry experience in such areas as aerospace and defense, energy, power and products, financial institutions, healthcare and life sciences, telecom, media and technology, and transportation. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex derivatives), competitive effects and intellectual property disputes. They also provide analyses and advice relating to antitrust and competition cases, regulatory proceedings, business valuations and public policy.

A number of factors affect the demand for our economic consulting services, including M&A activity (particularly large mergers of firms that are perceived to compete with each other in providing goods and services), general economic conditions, competition and governmental regulations and investigations.

In 2013, the practice offerings of our Economic Consulting segment included:

Antitrust and Competition Economics. We provide financial, economic and econometric consulting services to assist clients in public policy debates, and regulatory proceedings and litigation. We apply our models to complex data in order to evaluate the likely effects of transactions on prices, costs and competition. Our professionals are experts at analyzing and explaining the antitrust and competition impact of diverse transactions and proceedings relating to M&A, price fixing, monopolization and anti-competition, exclusionary conduct, bundling and tying, and predatory pricing. Our services include financial and economic analyses of policy, regulatory and litigation matters. We provide expert testimony and quantification of damages analyses for corporations, governments and public-sector entities in the U.S. and around the world.

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

International Arbitration. Our international arbitration practice works with companies, governments and members of the international bar to provide independent advice and expert testimony, relating to valuation and damages in a wide variety of commercial and treaty disputes before international arbitration tribunals.

Labor and Employment. We prepare economic and statistical analyses for clients facing disputes relating to wage and hour issues, class-action, class certification, lost earnings and discrimination. Our experienced labor and employment team provide statistical analyses of data and damage exposure, review and rebut expert reports, calculate the economic value of a claim, and determine if the purported class in labor and employment litigation meets legal requirements for certification.

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

Regulated Industries. Our regulated industries practice advises major network and regulated industry participants on pricing, valuation, risk management and strategic and tactical challenges. We also advise clients on the transition of regulated industries to more competitive environments. We have extensive regulated industry expertise in energy, power and products, financial institutions, and telecom, media and technology.

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

In 2013, we expanded our antitrust and competition practice through the addition of business formerly carried on by the Princeton Economics Group, Inc. (“Princeton Group”).

Our Economic Consulting services are offered through a global network of 27 offices in 10 countries. From December 31, 2012, we increased the number of revenue-generating professionals in our Economic Consulting segment by approximately 11.8% to 530 professionals as of December 31, 2013, of whom 6 professionals, or 1.1%, joined us through acquisitions.

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

Our proprietary Ringtail® software and AcuityTM e-discovery offering are used for e-discovery and document review, including litigation support and secure information management. Ringtail® is also used in transactional settings to support information “deal rooms” and M&A activity. Our Ringtail® technology is designed to ensure quality, reduce risk, increase productivity and support cost-effective review, preparation and production of ESI. AcuityTM is an integrated legal review offering that reduces the cost and complexity of e-discovery. AcuityTM provides processing through production e-discovery workflow, including document review, at a single, predictable price and in a collaborative manner that integrates the client, counsel and service provider.

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

In 2013, the software, services and practice offerings of our Technology segment included:

Computer Forensics and Investigations. We design and implement defensible strategies to forensically collect and analyze data. We understand the intricacies and implications of company data under legal scrutiny, and the international protection and privacy issues that apply to electronic documents. Our offerings include:

•

Litigation Readiness. Our experienced professionals work with a wide variety of systems and sources of electronically stored information (“ESI”) across multiple industries and jurisdictions to better position organizations facing critical investigative, litigation or dispute related demands. Our litigation readiness services include the development of proactive information privacy and security programs, plain-English records policies, retention schedules, litigation hold strategies, archiving software selection and backup tape disposition strategies.

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

Discovery Consulting. We plan, design and manage discovery approaches and projects to maximize responsiveness and minimize costs and risks. Our professionals consult on a wide-range of legal, regulatory and investigative situations and the discovery project capabilities span a broad spectrum of size and complexity. Our professionals work as an extension of our clients and their advisors to establish immediate solutions and best practices. Our professionals identify, forensically collect and analyze data, oversee processing, review and production of data, manage the discovery lifecycle from identification through production, advise outside and in-house counsels, prepare cost estimates to support excess burden claims, provide expert testimony, develop repeatable and cross matter procedures for legal departments and conduct corporate system inventories to develop sustainable data maps. In 2012, we launched a new service offering — Predictive Discovery — which combines interdisciplinary expert teams with predictive coding software to help our clients review and produce documents for commercial litigation and regulatory investigations in a more timely and cost effective manner.

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

Our Technology services and products are offered through a global network of 23 offices in five countries. From December 31, 2012, we increased the number of revenue-generating professionals in our Technology segment by approximately 10.5% to 306 professionals as of December 31, 2013.

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

A number of factors affect the demand for the practices and services of our strategic communications segment, including M&A activity, public stock offerings and capital market transactions, business crises and governmental legislation and regulation, and a slow recovery of discretionary spending by companies on such services as branding, communications, marketing and media and investor relations.

In 2013, the practice offerings of our Strategic Communications segment included:

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

Creative Engagement. Our design and marketing teams specialize in brand identity development, website development, advertising and using new digital media channels to enhance the impact of traditional communications and marketing channels. We help clients with print and digital communications with a focus on corporate identity, website development, advertising, interactive marketing campaigns, video and animation, brochures, fact sheets, testimonials and other marketing materials and annual report development. Our social media experts work with clients to identify and engage stakeholders through the most appropriate and useful paid and non-paid social and digital media outlets. We help clients develop creative and multi-dimensional campaigns to assure they are aligned with business objectives, brand position and the needs of all stakeholders. Our approach includes defining corporate and brand positioning, surveying the audience to gauge social sentiments and needs, selecting a program that resonates with the marketplace, building the communications plan, launching the initiative for maximum visibility and evaluating the success of the program.

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

In the first quarter of 2013, our Strategic Communications segment acquired the government relations and lobbying business based in Washington, D.C. that was previously operated by C2 Group LLC (“C2 Group”).

Our Strategic Communications services are offered through a global network of 35 offices in 16 countries. From December 31, 2012, the number of revenue-generating professionals in our Strategic Communications segment decreased by 0.5% to 590 professionals as of December 31, 2013.

Our Industry Specializations

We employ professionals with expertise in a broad range of industries across our reportable segments. These professionals provide a wide array of services that address the strategic, reputational, operational, financial, regulatory, legal and other needs of specific industries. We advise domestic and international organizations and companies in specific industries on such matters as turnaround and restructuring, conflict resolution, regulations and the resolution of conflicting regulatory frameworks, contractual disputes, litigation and proceedings, expert testimony and asset and business valuations. We also provide interim management services staffed with professionals with experience in the relevant industry. In addition, we furnish strategic communications services to industries across all the disciplines, from capital markets to investor relations. Our clients include companies in the following major industries: aerospace and defense, agriculture, automotive, construction and environmental, diversified industrials, energy, power and products, financial institutions, government and public contracts, healthcare and life sciences, hospitality, gaming and leisure, insurance and pension, mining, real estate and infrastructure, retail and consumer products, telecom, media and technology and transportation.

Our Business Drivers

Factors that drive demand for our services include:

•

Financial Markets and the Economy. Rapidly changing financial markets and the strength of the economy, credit and financing availability, terms and conditions, the willingness of financial institutions to provide debt modifications or relief, corporate debt levels, default rates and capital market transactions, drive demand for certain of our service offerings. Demand for our restructuring, bankruptcy, turnaround and related services typically weakens, and our engagements shift to more middle market transactions, in a recovering or strong economy, as credit markets ease and as credit, debt relief or modifications become more available. Demand for our restructuring, bankruptcy, turnaround and related services is higher when the availability of credit and access to the capital markets is limited and companies face covenant compliance and similar problems that make it difficult to access new credit or amend existing credit facilities or refinance on affordable terms; and tightening credit markets force companies and lenders into more frequent negotiations as borrowers experience covenant or liquidity issues and lenders express greater concern over protecting their positions. Generally, we experience greater demand for the securities and antitrust litigation services provided by our Economic Consulting during an economic downturn. Demand for our Strategic Communications segment services increase as credit becomes more available.

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

•

M&A Activity. The overall strength of the economy and M&A activity are important drivers for all our segments. In a weak economy and during periods of decreased M&A activity, we generally experience weaker demand for the expertise of professionals in our Economic Consulting and Forensic and Litigation Consulting segments and the transaction advisory services offered by our Corporate Finance/Restructuring segment, as transactions are delayed or abandoned and fewer transactions come to fruition. However, companies may need our services during such a time if transactions are renegotiated, or transactions that have been completed do not perform as expected. In times of strong economic growth and increased M&A activity, companies and regulators engage our Economic Consulting segment for advice on issues such as competition and expert advisory services, and enforcement and intellectual property matters. Companies may also engage our Economic Consulting segment professionals to perform pre-M&A transaction analyses in periods when the M&A market is recovering. M&A clients employ our Corporate Finance/Restructuring segment for services such as transaction advisory services, including due diligence investigations, asset valuations and financing advice. Demand for our Technology segment “second request” review services increases as M&A activity increases. M&A clients also utilize our Strategic Communications segment for services such as public relations, media and investor communications.

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

Our Competitive Strengths

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•

Preeminent Practices and Professionals. We believe that our operating segments include some of the preeminent practices and professionals in our industry today. During 2013, the awards and recognitions received by our reportable segments include the following:

•

our Corporate Finance/Restructuring segment was ranked as the number one crisis management firm based on number of active assignments as of September 30, 2013, by The Deal Pipeline bankruptcy league tables published in December 2013;

•

our Forensic and Litigation Consulting, Economic Consulting and Compass/Lexecon businesses had the most professionals named to the Who’s Who Legal List of most highly regarded firms for Commercial Arbitration for four consecutive years (2011-2014) in November 2013;

•

our Corporate Finance/Restructuring and Strategic Communications professionals were awarded six Turnaround Atlas Awards for outstanding achievements in the global restructuring, special situation M&A and turnaround markets by the Global M&A Network in July 2013;

•	our Compass/Lexecon group within our Economic Consulting segment was among the 20 top competition firms in the U.S. as ranked by the Global Competition Review;

•

our Technology segment ranked in the Leaders Quadrant in Gartner’s Magic Quadrant for E-Discovery Software published in June 2013 and its Ringtail Software-as-a-Service E-Discovery product was named aTrend-Setting Product of 2013 by KMWorld Magazine in September 2013; and

•

our Strategic Communications segment was ranked at the top of the global and Europe league tables by number of M&A matters by Mergermarket in January 2014 and was named the 2013 M&A PR Firm of the Year by the Americas M&E Atlas Award.

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

•

Diversified Revenue Sources. We believe that our five reportable segments offer a diversified portfolio of practice offerings within our four geographic regions. We also focus on marketing our practice offerings across segments to 17 major industry sectors. We believe that our broad practice offerings, diversity of our revenue streams and global locations distinguish us from our competitors and help us to manage fluctuations due to market conditions in any one of our segments, regions or industries. We believe our diversity helps to mitigate the impact of crises, events and changes in a particular practice, industry or country. For the year ended December 31, 2013, operations outside of the U.S. represented approximately 27% of our total consolidated revenues, of which 27% were generated by our Corporate Finance/Restructuring segment, 25% were generated by our Strategic Communications segment, 23% were generated by our Economic Consulting segment, 18% were generated by our Forensic and Litigation Consulting segment, and 7% were generated by our Technology segment.

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

•

High Level of Repeat and Referral Business and Attractive, Financial Model. We derive a portion of our revenues from referrals. Many of our client relationships are long-standing and include multiple contact points within an organization, increasing the depth and continuity of these relationships. We cultivate critical relationships with financial institutions and law firms, which have served as entry points into significant, high-profile and reputation-enhancing engagements. In addition, our Strategic Communications segment, primarily in the UK, has a financial model that includes recurring retainer based engagements. Clients of this segment are typically billed on a fixed-fee basis that reflects the value added by the business rather than on a time-and-expense basis. Our Technology segment also bills on a unit basis or derives revenues from license fees.

•

Strong Cash Flow. Our business model has several characteristics that produce consistent cash flows and a relatively low level of capital expenditures. Our strong cash flow supports business operations, capital expenditures, research and development efforts in our Technology segment, and our ability to service our indebtedness and pursue our acquisition and growth strategies.

Our Business Strategy

We build client relationships based on the quality of our services, our reputation and the recognition of our professionals. We provide diverse complimentary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:

•

Leverage Our Relationships and Expertise. We work hard to maintain our existing client relationships and develop new ones. We believe that the strength of our existing client relationships and the quality of our reputation coupled with our recognized practice and industry expertise, successful track record, size and geographical diversity are the most critical elements in a decision to retain us. We strive to build client relationships on a company-wide basis and encourage cross-selling among our reportable segments and industry groups. Many of our professionals are recognized experts in their respective fields. By successfully leveraging our reputation, experience and broad client base and the expertise of our professionals, we expect to continue to obtain engagements from new as well as existing clients.

•

Expand the Breadth of Our Services and Geographic Presence. We strive to offer our clients comprehensive solutions to their most complex problems, wherever they are in the world. Increasingly, our clients demand expertise across multiple markets and continents. To meet this demand, we provide our clients with a complete suite of services across all five reportable segments. We manage our reportable segments across four geographic regions consisting of (i) the North America region, which is overseen by Dave Bannister and is comprised of our 45 U.S. offices located across 19 states and three offices located in Calgary, Toronto and Vancouver Canada, (ii) the Latin America region, which is overseen by Frank Holder, and is comprised of eight offices located across five countries — Argentina, Brazil, Colombia, Panama and Mexico, (iii) the Asia-Pacific region, which is overseen by Rod Sutton, and is comprised of 21 offices located across nine countries — Australia, the Cayman Islands, China (including Hong Kong), India, Indonesia, Japan, Philippines, Singapore and the British Virgin Islands, and (iv) the EMEA region, which is overseen by Mark Malloch-Brown, and is comprised of 23 offices located across ten countries — Belgium, France, Germany, Ireland, Qatar, Russia, South Africa, Spain, UAE and the UK. The regional leader for each of the four geographic regions has responsibility for supporting our professionals through regional administrative services, and sharing responsibilities with segment leaders for the delivery of services across operating segment and industry lines within such region. FTI Consulting’s professionals service clients across regional locations.

We have expanded our Corporate Finance/Restructuring segment to offer restructuring services in the Asia-Pacific region through the acquisition of the former Taylor Woodings practice in Australia. We have expanded our insurance practice in the EMEA region and the U.S., operated by our Forensic and Litigation Consulting segment through the acquisition of the insurance management consulting practice formerly carried on by the Distinct insurance consultancies located in Dublin, London, and New York. We have further expanded the presence of our Forensic and Litigation Consulting segment in New York through the acquisition of the former business operations of RSI, an independent provider of solutions to operational risks that organizations face, and Alliance which provides claims consulting, CPM scheduling, quantity surveying and project controls services to the construction industry. We have expanded our antitrust and commercial litigation consulting services in the U.S. through the addition of business formerly carried on by The Princeton Group. Our Strategic Communications segment acquired the government relations and lobbying business based in Washington, D.C. that was previous operated by C2 Group.

•

Selectively Acquire Companies and Integrate Our New Professionals and Capabilities. We follow a disciplined approach to executing and integrating acquisitions, targeting those that complement our business strategy or operate in an attractive specialized niche. From 2005 through December 31, 2013, we have completed 47 acquisitions in an effort to expand our businesses and geographic presence, including the acquisitions we completed in 2013 that are described above. We intend to continue to selectively pursue strategic acquisitions. We seek to integrate acquisitions in a way that fosters organic growth and expands our geographic presence. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.

•

Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2013, we employed 3,224 revenue-generating professionals, many of whom have established and widely recognized names in their respective practice areas and specialized industry expertise. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. To attract and retain highly qualified senior managing directors and managing directors, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements with other highly skilled professionals. We have employment arrangements with substantially all of our senior managing directors that include non-competition and non-solicitation obligations.

•

Employ our Professionals to Operate Profitably. As we have expanded our practice offerings and our mix of business has changed, utilization has become a less meaningful measure of productivity and profitability as we enter into more flexible client arrangements that may not be billed on a per hour basis. This is true, particularly with respect to our Strategic Communications segment, which has retainer-based and fixed-fee revenues as well as engagements that provide for additional compensation if successful, and our Technology segment, which also bills on a unit basis or derives revenues from license fees. The professionals in our Corporate Finance/Restructuring, Economic Consulting and

Forensic and Litigation Consulting segments primarily bill on an hourly basis, but those segments are increasingly entering into alternative billing arrangements such as fixed fee engagements or engagements that provide for additional compensation if the outcome is successful for our client. We endeavor to manage demand, employee levels and pricing for both time and materials and alternative fee arrangements to operate profitably.

•

Build Brand Recognition. We primarily market our services through the FTI Consulting brand around the world. Our branding initiatives include investment in corporate sponsorships, strategic placement of print media in specialty journals, the publication of the FTI Consulting Journal, a dedicated magazine that is available on the Internet and free of charge to our clients and stakeholders, brand placement in strategic locations where our clients are likely to congregate, and sponsorships of participation in high profile conferences and seminars. We also advertise in select sports venues that we believe are of interest to the companies that use or have need for services. Our professionals are also widely published.

Our Employees

Our success depends on our ability to attract and retain our expert professional work force. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisers, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. During the period from December 31, 2012 to December 31, 2013, we increased the number of revenue-generating professionals by approximately 7.7% to 3,224 and we increased our total number of employees by approximately 7.5% to 4,207. We employ 413 professionals at the senior managing director or equivalent or higher level (collectively “SMDs”) and 498 professionals at the managing director or equivalent level. We also engage independent contractors to supplement our professionals on client engagements as needed. Most of our professionals have many years of experience in their respective fields of practice, and are well recognized for their expertise and experience. None of our employees are subject to collective bargaining contracts or are represented by a union, except for our 260 employees in Brazil, France, Belgium and Spain. We believe our relationship with our employees, including those under collective bargaining agreements, is good.

Employment Agreements

As of December 31, 2013, we had written employment arrangements with substantially all of our 413 SMDs, 234 of which are employment agreements with fixed terms ending between 2014 and 2024 while the other 179 contracts are of an at-will nature with no fixed term. Of the 234 written agreements with a fixed term, 223 provide that at the end of the initial term they automatically renew for successive year-to-year terms, unless either party provides advance written notice of non-renewal prior to commencement of the renewal term. Of the remaining 11 agreements with fixed terms that do not renew year-to-year, five come up for renewal in 2014.

The employment agreements with SMDs generally provide for fixed salary and participation in incentive payment programs (which in some cases may be based on financial measures such as EBITDA). They may also provide for long-term equity incentives in the form of stock options and/or restricted stock awards. In some cases, we extend unsecured general recourse forgivable loans to professionals. We believe that the loan arrangements enhance our ability to attract and retain professionals. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death, disability and, in some cases, retirement or termination without cause, as applicable to such loan. Our executive officers are not eligible to receive loans and no loans have been made to them. All of our written employment arrangements with SMDs include covenants providing for restrictions on the SMD’s ability to compete and solicit the employees of the Company following the end of their employment. Employment arrangements under the Senior Managing Director Incentive Compensation Program (collectively the “ICP”) are discussed below.

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

We will continue to fund forgivable loans to employees, consultants, professionals who join us in connection with acquisitions, and new hires primarily for retention purposes, on a case-by-case basis. The value of the forgivable loans we have made, in the aggregate as well as on an individual basis, have been and we anticipate will continue to be significant.

In addition, our executive officers, other members of senior management, directors, as well as employees and independent service providers, have received and will continue to receive equity awards, including stock option and share-based awards (including awards in the form of performance-based restricted stock units and deferred restricted stock units), on a case-by-case basis, to the extent that shares are available under our stockholder approved equity compensation plans. The value of such equity awards, in the aggregate as well as on an individual basis, have been and are expected to continue to be significant.

Senior Managing Director Incentive Compensation Program and Employment Terms

In 2006, we first implemented the ICP, which is designed to align the interests of SMDs with the interests of our company and its stakeholders and management. Currently SMDs in the U.S., Canada and the UK are eligible to participate in the ICP. U.S. SMDs who are admitted into the ICP sign employment agreements with an initial five year term that renew automatically year-to-year thereafter unless terminated by written notice to the other party prior to the renewal dates. SMDs in Canada and the UK who participate in the ICP enter into service agreements that have no fixed terms but renew year-to-year.

As of December 31, 2013, there were 92 SMDs participating in the ICP from our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications segments, representing approximately 33%, 28%, 3%, 36% and 11%, respectively, of the total SMDs within each segment of which 84 are in the U.S., three are located in Canada and five are located in the UK. Senior management designates the participants in the ICP, subject to approval by the Compensation Committee of our Board of Directors. As current written employment agreements approach the end of their initial terms or one-year automatic renewal periods, or as part of our annual performance evaluation process, we consider whether current participants should be eligible for additional benefits by promoting participating SMDs to higher participation levels within the ICP and periodically we consider admitting new SMDs into the program. We intend to continue to admit SMDs from our operating segments into the ICP on a case-by-case basis. Our executive officers are not eligible to participate in the ICP.

The benefits under the ICP include a cash payment in the form of an unsecured general recourse forgivable loan and equity awards, in the form of restricted stock-based awards and stock option or stock appreciation rights, which are provided to participants upon admission to the program and execution of a new employment agreement or upon moving up to a higher tier in the ICP. Participants in the ICP are also eligible to receive additional annual and recurring equity awards related to a deferral of a portion of each participant’s annual bonus award for the prior bonus year, or payment of a portion of such award in restricted stock, and as related matching awards. To the extent that sufficient shares of common stock are not available for awards under our stockholder approved equity compensation plans, ICP equity awards will be paid out in cash, subject to the same vesting and forfeiture conditions as for equity awards.

For the past five years, we have made the following aggregate equity awards and forgivable loans to (i) new participants entering the ICP, (ii) participants moving to higher participation levels within the ICP, and (iii) equity awards to participants receiving annual deferred bonus, restricted stock bonus and additional equity awards pursuant to the bonus matching features of the ICP:

Year of Admission into ICP	Unsecured General Recourse Forgivable Loan Amounts (1)	Option Shares	Restricted Share- Based Awards	Cash Settled Stock Appreciation Rights
	(in thousands, except per share data)
2009	$7,900	336,750	214,678	—
2010	$9,300	457,582	337,390	—
2011	$8,700	385,815	242,508	63,000
2012	$9,900	467,075	245,470	2,834
2013	$6,200	373,656	240,269	44,370

(1)

In 2009, 2010, 2011, 2012 and 2013, we also funded $31.3 million, $37.4 million, $34.3 million, $51.5 million and $40.8 million, respectively, of unsecured forgivable loans and other loans to SMDs and other professionals outside of the ICP. Our corporate officers are not eligible to receive loans of any kind.

ICP participants are also eligible to receive equity awards and cash incentive and retention payments, including loans, outside of the ICP and the value of such incentive and retention payments may be substantial.

Sales of Services

We rely primarily on our senior professionals to identify and pursue business opportunities. Referrals from clients, law firms and other intermediaries and our reputation from prior engagements are also key factors in securing new business. Our professionals often learn about new business opportunities from their frequent contacts and close working relationships with clients. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff new and large engagements. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them. We also employ or contract with sales professionals who are tasked primarily with marketing the services of our Forensic and Litigation Consulting, Strategic Communications and Technology segments.

Clients

We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, global banks, major law firms and local, state and national governments and agencies in the U.S. and other countries throughout the world.

A substantial portion of our revenues are derived from repeat or referral business. From December 31, 2012 through December 31, 2013, no single client accounted for more than 10% of our consolidated revenues. Our Technology segment had three clients that individually accounted for more than 10% of the total revenues and in total accounted for 39% of the total revenues of the Technology segment for the year ended December 31, 2013. No other reportable segment had a single client that accounted for more than 10% of the total revenues for the year ended December 31, 2013. The loss of one or more such clients by the Technology segment would not have a material adverse effect on FTI Consulting and our subsidiaries as a whole but could have a material adverse effect on such segment if that business was not quickly replaced. In some cases, we may have engagements through law firms that represent a larger percentage of our overall revenue or the revenue of a segment; however, each law firm engages us on behalf of multiple clients.

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

Our Corporate Finance/Restructuring segment primarily competes with specialty boutiques providing restructuring or M&A services, and to a lesser extent large investment banks and global accounting firms. Our Forensic and Litigation Consulting segment primarily competes with other large consulting companies with service offerings similar to ours. Our Economic Consulting segment primarily competes with individually recognized economists, specialty boutiques and large consulting companies with service offerings similar to ours. Our Technology segment primarily competes with consulting and software providers specializing in the discovery of ESI and the management of electronic content. There continues to be significant consolidation of companies providing services similar to our Technology segment, through M&A and other transactions with larger, diversified technology and other companies, which may provide some competitors access to greater financial and other resources than those of the Company. In addition, new and existing competitors have competed more aggressively against the Technology segment on the basis of price, particularly with respect to hosting and e-discovery services. Our Strategic Communications segment competes with the large public relations firms and boutique M&A and crisis management communications firms. Our Strategic Communications segment has been experiencing competitive downward fee pressure on higher margin types of engagements.

Some service providers are larger than we are and on certain engagements may have an advantage over us with respect to one or more competitive factors. Specialty boutiques or smaller local or regional firms, while not offering the range of services we provide, may compete with us on the basis of geographic proximity, specialty services or pricing advantages.

Patents, Licenses and Trademarks

We consider the Ringtail®, Attenex®, and Acuity® and other technologies and software to be proprietary and confidential. We have also developed other e-discovery software products under the Ringtail® brand, which we consider proprietary and confidential. We consider our TrialMax® comprehensive trial preparation software to be proprietary and confidential. The Ringtail® and TrialMax® software and technology are not protected by patents. We rely upon non-disclosure agreements and contractual agreements and internal controls, including confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and seek to use such intellectual property.

We hold 54 U.S. patents and have 26 U.S. patent applications pending, and one pending U.S. provisional patent application. We have filed 21 international patent applications under the Patent Cooperation Treaty all of which have entered the National phase. We hold 10 non-U.S. issued patents in Canada and Europe, and 18 non-U.S. patent applications pending in Canada and Europe. No additional patent applications have been issued or are pending in other countries. All of the above patents cover various aspects of software of our Technology segment, except one patent that covers a pending U.S. provisional patent application acquired by our Economic Consulting segment.

We also rely upon non-disclosure, license and other agreements to protect our products and services.

We have also developed marketing language, such as “Critical Thinking at the Critical Time” and logos and designs that we have registered or taken steps to register and protect. In some cases, but not all, the trademarks have been registered in the U.S. and/or foreign jurisdictions, or, in some cases, applications have been filed and are pending. The use of certain FTI, Palladium, and Compass-formative marks and Compass Lexecon marks are pursuant to certain Co-Existence, Consent and/or Settlement agreements. We believe we take the appropriate steps to protect our trademarks and brands.

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

We make available, free of charge, on or through our website at www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, as well as our other filings with the SEC, as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report on Form 10-K as well as other periodic reports filed with the SEC may also be requested at no charge from our Corporate Secretary, FTI Consulting, Inc., 777 South Flagler Drive, Suite 1500, West Palm Beach, Florida, telephone number 561-515-1900.

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

Risks Related to Our Reportable Segments

Changes in capital markets, M&A activity and legal or regulatory requirements and general economic or other factors beyond our control could reduce demand for practice offerings or services, in which case our revenues and profitability could decline.

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

Our Corporate Finance/Restructuring segment provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. In 2013, the Corporate Finance/Restructuring segment experienced a decline of revenues derived from restructuring (including bankruptcy) engagements and a reduction in large bankruptcy engagements. Reductions in M&A and capital markets transactions also negatively affect certain practice offerings of our Corporate Finance/Restructuring segment. Factors outside of our control also drive demand for the services of our other reportable segments. For example, decreases in litigation filings, class-action suits and regulatory investigations and settlements of proceedings adversely affect our Forensic and Litigation Consulting, Economic Consulting and Technology segments. Our Strategic Communications segment has been negatively impacted by the slow economic recovery, the slow recovery of M&A and a reduction in capital markets transactions and public stock offering activity, and client decisions to reduce, postpone or curtail discretionary spending, resulting in fewer or lower fee retainer engagements.

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

We experience periodic fluctuations in our revenues, operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual or quarterly revenues and operating income because of the timing and duration of our client assignments, utilization of our revenue-generating professionals, the types of assignments we are working on at different times, the geographic locations of our clients or where the services are rendered, the length of billing and collection cycles, new hiring, business and asset acquisitions, decreased productivity because of vacations taken by our professionals and economic factors beyond our control. Our profitability is likely to decline if we experience an unexpected variation in the number or timing of client assignments or in the utilization rates of our professionals, especially during the fourth quarter when substantial numbers of our professionals take vacations. We may also experience future fluctuations in our operating income and related cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments which are paid throughout the year. Also, the timing of future acquisitions and the cost of integrating them may cause fluctuations in our operating results.

We may not have sufficient shares of our common stock available under our stockholder-approved equity compensation plans to fund our current equity compensation obligations to our SMDs under the ICP and our voluntary deferred bonus plan, our executive officers under the Executive Officer and Key Employee Long-Term Incentive Program (the “Executive LTIP”) or our directors through their annual equity compensation awards. We also may not have sufficient shares available for awards to our employees and individual service providers for incentive and retention purposes. We may not receive the approval of our stockholders to increase the number of shares of our common stock available for equity compensation awards. If we fail to obtain stockholder approval, our ICP, the Executive LTIP and our other executive officer and director compensation programs and voluntary deferred bonus plan for our SMDs provide that the value of the awards will be paid out in cash. In such case, we would use a greater percentage of our cash flow for incentive and retention payments, which would reduce the cash flow available for other purposes.

Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and clients may not accept billable rate or price increases, which could result in loss of clients, fee write-offs, reduced revenues and less profitable business.

Our segments are engaged by certain clients who are experiencing or anticipate experiencing financial distress or are facing complex challenges that could result in financial liabilities. This is particularly true in light of the slow economic recovery, and lingering effects of the recession. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our Forensic and Litigation Consulting and Economic Consulting segments, including with respect to bankruptcy engagements. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.

We have received requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We consider these requests on a case-by-case basis. We have been receiving these types of requests and negotiations more frequently as the economy has deteriorated and recovered slowly. In addition, our clients and prospective clients may not accept rate increases that we put into effect or plan to implement in the future. Fee discounts, pressure to not increase or even decrease our rates and less advantageous contract terms, could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or if at all, or that client engagement will generate the same volume of work or revenues, and be as profitable as past engagements. In addition, certain of our segments have been experiencing more competitive downward fee pressures.

The clients of certain of our sub-practices prefer fixed and other alternative fee arrangements that place cost ceilings or other limitations on our fee structure or may shift more of our revenue generating potential to back end “success fee” or contingent arrangements. With respect to such alternative arrangements, we may discount our rates initially, which could mean that the cost of providing services exceeds the fees collected by the Company during the term of the engagement. In such cases, the Company’s failure to manage the engagement efficiently or collect the success or performance fees could expose the Company to a greater risk of loss on such engagement than other fee arrangements, or may cause variations in the Company’s revenues and operating results due to the timing of achieving the performance-based criteria, if achieved at all. Our segment’s ability to service clients with these fee arrangements at a cost that does not directly correlate to time and materials may negatively impact or result in a loss of the profitability of such engagement, adversely affecting the financial results of the segment. In addition, our Technology segment has experienced competition from larger companies providing similar services and other competitors who offer competing services at lower costs.

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

Our failure to manage the utilization of our professionals who bill on an hourly basis or maintain or increase the hourly rates we charge our clients for our services, could result in adverse consequences, such as non- or lower-revenue-generating professionals, increased employee turn-over, fixed compensation expenses in periods of declining revenues, the inability to appropriately staff engagements, or special charges associated with reductions in staff or operations. Reductions in workforce will not necessarily lead to savings. In such event, our financial results may decline or be adversely impacted. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions, the number, size and timing of client engagements, the level of demand for our services, appropriate professional staffing levels in light of changing client demands, utilization of professionals across segments and geographic regions, acquisitions and staff vacations. Factors that could negatively affect utilization in our Corporate Finance/Restructuring segment include the completion of bankruptcy proceedings, the timing of the completion of engagements, fewer and smaller restructuring (including bankruptcy) cases, a recovering or strong economy, easy credit availability, low interest rates and fewer, smaller and less complex M&A or less capital markets activity. Factors that could negatively affect utilization in our Forensic and Litigation Consulting segment include the settlement of litigation, fewer and less complex legal disputes, fewer class action suits, the timing of the completion of engagements, less government regulation or fewer regulatory investigations and the timing of government investigations and litigation. Factors that could adversely affect utilization in our Economic Consulting segment include fewer or smaller M&A or less capital markets activity or fewer complex transactions, a reduced number of regulatory filings and less litigation, reduced antitrust and competition regulation, fewer government investigations and proceedings and timing of client utilization of our services. Our global expansion into or within locations where we are not well known or where demand for our services is not well developed could also contribute to low or lower utilization rates in certain locations.

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

Risks Related to Our Operations

Our international operations involve special risks.

We operate in 25 countries in addition to the U.S. We expect to continue our international expansion, and our international revenues are expected to account for an increasing portion of our revenues in the future. For the year ended December 31, 2013, operations outside of the U.S. accounted for approximately 27% of our total revenues, of which approximately 27% were generated by our Corporate Finance/Restructuring segment, 25% were generated by our Strategic Communications segment, 23% were generated by our Economic Consulting segment, 18% were generated by our Forensic and Litigation Consulting segment, and 7% were generated by our Technology segment.

Our international operations involve financial and business risks that differ from or are in addition to those faced by our U.S. operations, including:

•	cultural and language differences;

•	limited “brand” recognition of FTI Consulting in non-U.S. markets;

•	employment laws and rules and related social and cultural factors that could result in lower utilization rates and cyclical fluctuations in utilization and revenues;

•	currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results;

•	different legal and regulatory requirements and other barriers to conducting business;

•	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;

•	greater difficulties in managing our non-U.S. operations, including client relationships, in certain locations;

•	disparate systems, policies, procedures and processes;

•	failure to comply with the U.S. FCPA and anti-bribery laws of other jurisdictions;

•	higher operating costs;

•	longer sales and/or payment cycles;

•	restrictions or adverse tax consequences for the repatriation of earnings;

•	potentially adverse tax consequences, such as trapped foreign losses and importation or withholding taxes;

•	different or less stable political and/or economic environments; and

•	civil disturbances or other catastrophic events that reduce business activity.

If we are not able to quickly adapt to or effectively manage our geographic markets outside of the U.S., our business prospects and results of operations could be negatively impacted.

Failure to comply with governmental, regulatory and legal requirements or with our company-wide Code of Ethics and Business Conduct, Anti-Corruption Policy, Policy on Inside Information and Insider Trading, and other policies could lead to governmental or legal proceedings that could expose us to significant liabilities and damage our reputation.

We have a robust Code of Ethics and Business Conduct, Anti-Corruption Policy and Policy on Inside Information and Insider Trading and other policies and procedures that are designed to educate and establish the standards of conduct that we expect from our executive officers, directors, employees and independent contractors. These policies require strict compliance with U.S. and local laws and regulations applicable to our business operations, including those laws and regulations prohibiting improper payments to government officials. In addition, as a corporation whose securities are registered under the Securities Act and publicly traded on the New York Stock Exchange, our executive officers, directors, employees and independent contractors are required to comply with the prohibitions against insider trading of our securities. In addition, we impose restrictions on the trading of securities of our clients. Nonetheless, we cannot assure you that our policies, procedures and related training programs will ensure full compliance with all applicable legal requirements. Illegal or improper conduct by our executive officers, directors, employees and independent contractors or others who are subject to our policies could damage our reputation in the U.S. and internationally or lead to litigation or governmental or regulatory proceedings that could result in civil or criminal penalties, including substantial monetary awards, fines and penalties, as well as disgorgement of profits.

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates.

We may be required to recognize additional impairment charges, which could materially affect our financial results.

We assess our goodwill, trade names and other intangible assets as well as our other long-lived assets as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, to record appropriate impairment charges. Factors we consider include significant under-performance relative to expected historical or projected future operating results and significant negative industry or economic trends. In the fourth quarter of 2012 and the third quarter of 2013, we recorded impairment charges to the carrying value of goodwill of our Strategic Communications segment of $110.4 million and $83.8 million, respectively. It is possible that we may be required to record significant impairment charges in the future when an impairment of our long-lived assets has been realized. Such charges have had and could have an adverse impact on our results of operations.

Risks Related to Our People

Our failure to recruit and retain qualified professionals could negatively affect our financial results and our ability to staff client engagements, maintain relationships with clients and drive future growth.

We deliver sophisticated professional services to our clients. To attract and retain clients, we need to demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve. Our continued success depends upon our ability to attract and retain professionals who have expertise, reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our organic growth and support expansion of our services and geographic footprint. We cannot assure that we will be able to attract and retain enough qualified professionals to maintain or expand our business. Moreover, competition has caused our costs of retaining and hiring qualified professionals to increase, a trend which could adversely affect our operating margins and financial results.

As of December 31, 2013, we had written employment arrangements with substantially all of our 413 SMDs, of which 234 employment agreements have fixed terms ending between 2014 and 2024. Of such written agreements, 223 provide that at the end of the initial term they automatically renew for successive year-to-year terms, unless either party provides advance written notice of non-renewal. Of the 234 other agreements, 98 will come up for renewal in 2014 and 22 will come up for renewal in 2015. All of our written employment arrangements with SMDs include covenants providing for restrictions on the SMD’s ability to compete and solicit the employees of the Company following the end of their employment.

Despite the renewal provisions, we could face retention issues at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will enter into new long-term employment agreements with other SMDs, although that is our intention. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment well in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become higher. The admission of large numbers of new ICP participants may result in the concentration of expirations in future years.

We incur substantial costs to hire and retain our professionals and we expect these costs to continue and grow.

We make unsecured general recourse forgivable loans and grant stock option, restricted stock and other stock-based awards to attract and retain our professional employees. In 2006, we implemented our ICP, which is designed to align the interests of our professionals with the interests of our Company and its stakeholders. The cost of implementing and retaining our ICP Program has been significant. Participants receive cash payments in the form of unsecured general recourse forgivable loans. We also make forgivable and other types of loans to new hires and professionals who join us in connection with acquisitions as well as current employees and other professionals on a case-by-case basis. The amounts of loans are significant. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death, disability, termination by us without cause, termination by the employee with good reason or retirement or contract non-renewal, as may be applicable to the relevant employment agreement or loan grant. We expect to continue issuing significant amounts of unsecured general recourse forgivable loans. We also provide significant additional payments under the ICP Program in the form of stock options and restricted stock awards or, alternatively, cash if we do not have adequate equity securities available under stockholder-approved equity plans.

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

We rely heavily on our executive officers, the heads of our operating segments and our regional leaders to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and senior managers must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage a large organization in diverse geographic locations. Effective December 17, 2013, Dennis J. Shaughnessy retired as our Executive Chairman of the Board, and the Board of Directors appointed Gerard E. Holthaus as non-executive Chairman of the Board. In addition, Jack B. Dunn, IV announced that he would resign as our President and Chief Executive Officer and as a director, effective January 20, 2014, and the Board of Directors elected Steven H. Gunby as our new President and Chief Executive Officer and appointed him as a director effective that day. We are unable to predict with certainty the impact that this and future transitions in our executive leadership may have on our business operations, prospects, financial results, client relationships or employee retention or morale.

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

The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalties. In addition, our business involves large client engagements that we staff with a substantial number of professionals. At any time, one or more client engagements may represent a significant portion of a segment’s revenues. For the year ended December 31, 2013, three clients of our Technology segment accounted for approximately 39% of that segment’s annual revenues. No other single client accounted for more than 10% of the 2013 revenues of any of our other operating segments. If we are unable to replace clients or revenues as engagements end, clients unexpectedly cancel engagements with us or curtail the scope of our engagements, and we are unable to replace the revenues from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, the financial results and profitability of a segment or the Company could be adversely affected.

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

Our reputation for providing secure information storage and maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our businesses, especially our Technology segment which hosts client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far have been unsuccessful. Such attacks could disrupt our business operations, cause us to incur unanticipated losses and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective.

In addition, the Company’s own confidential and proprietary information and that of our clients could be compromised, whether intentionally or unintentionally, by our employees, consultants or vendors. A successful breach and compromise of the security of our information technology systems leading to theft or misuse of our own or our clients’ proprietary or confidential information, or the public disclosure or use of such information by others, could result in losses, third party claims against us and reputational harm.

If our reputation is damaged due to a data security breach or theft or compromise of confidential or proprietary information, our ability to attract new engagements and clients may be impaired or we may be subjected to damages or penalties, which could negatively impact our businesses, financial condition or results of operations. In addition, if our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.

Governmental focus on data privacy and security could increase our costs of operations.

In reaction to publicized incidents in which electronically stored personal and other information has been lost, accessed or stolen, or transmitted by or to third parties without permission, many states and federal governmental authorities have adopted, proposed or are considering adopting or proposing, data security and/or data privacy statutes or regulations. In addition, many non-U.S. jurisdictions have data privacy and data access laws applicable to personal and other information. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations.

Risks Related to Competition

If we fail to compete effectively, we may miss new business opportunities or lose existing clients and our revenues and profitability may decline.

The market for some of our consulting services is highly competitive. We do not compete against the same companies across all of our segments, practices, services or geographic regions. Instead we compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the types of requested service(s) and the location of the client or delivery of the service(s). Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and the large management and financial consulting companies that offer a broad range of consulting services, investment banking firms, consulting and software companies, which offer niche services that are the same or similar to services or products offered by one or more of our segments, and small firms and independent contractors that focus on specialized services. Some of our competitors have significantly more financial resources, a larger national or international presence, larger professional staffs and greater brand recognition than we do. Some have lower overhead and other costs and can compete through lower cost service offerings. Since our business depends in large part on professional relationships, our business has low barriers of entry for professionals electing to start their own firms or work independently. In addition, it is relatively easy for professionals to change employers. If we cannot compete effectively with our competitors or if the costs of competing, including the costs of retaining and hiring professionals, becomes too expensive, our expected revenue growth and financial results may differ materially from our expectations.

We may face competition from parties who sell us their businesses and from professionals who cease working for us.

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their business or assets. The duration of post-employment non-competition and non-solicitation agreements typically range from six- to 12-months. Non-competition agreements with the sellers of businesses or assets that we acquire typically continue longer than 12-months. Certain activities may be carved out of or otherwise may not be prohibited by these arrangements. We cannot assure that one or more of the parties from whom we acquire assets or a business or who do not join us or leave our employment will not compete with us or solicit our employees or clients in the future. States and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees. Therefore, certain restrictions on competition may be unenforceable. In addition, we may not pursue other legal remedies if we determine that preserving cooperation and a professional relationship with the former employee or his clients, or other concerns, outweigh the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for our Company or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.

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

Acquisitions also may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;

•	disparate company policies and practices;

•	client relationship issues;

•	decreased utilization during the integration process;

•	loss of key existing or acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial and administrative systems;

•	dilutive issuances of equity securities, including convertible debt securities, to finance acquisitions;

•	the assumption of legal liabilities;

•	future earn-out payments or other price adjustments; and

•	potential future write-offs relating to the impairment of goodwill or other acquired intangible assets.

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

Strategic acquisitions may not be accretive in the near term or at all.

To compete for acquisitions, competitive market conditions may require us to pay prices that represent a higher multiple of revenues or profits. As a result of these competitive dynamics, certain acquisitions may not be accretive to our overall financial results in the near term.

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

Due to fluctuations in our stock price, acquisition candidates may be reluctant to accept shares of our common stock as purchase price consideration, use of our shares as purchase price consideration may be more dilutive, or the owners of certain companies we seek to acquire may insist on stock price guarantees.

We may structure acquisitions to pay a portion of the purchase price in shares of our common stock. The number of shares issued as consideration is typically based on an average closing price per share of our common stock for a number of days prior to the closing of such acquisition. We believe that payment in the form of shares of common stock of FTI Consulting, Inc. provides the acquired entity and its principals with a vested interest in the future success of the acquisition and the Company. The recent extreme volatility of stock markets and the recent decline and volatility of the price per share of common stock of FTI Consulting, Inc. may result in acquisition candidates being reluctant to accept our shares as consideration. In such cases, we may have to issue more shares, if stock constitutes part of the consideration, pay the entire purchase price in cash, or negotiate an alternative price structure. The result may be an increase in the cost of an acquisition.

Certain past acquisition related agreements have contained stock price guarantees that resulted in cash payments in the future if the price per share of FTI Consulting, Inc. common stock fell below a specified per share market value on the date restrictions lapse. There is no assurance that an acquisition candidate will not negotiate stock price guarantees, particularly in light of our stock price volatility, with respect to future acquisitions, which may increase the costs of an acquisition.

Risks Related to our Indebtedness

Our leverage could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our outstanding Notes, Senior Bank Credit Facility and other outstanding indebtedness.

Our total consolidated long-term debt as of December 31, 2013 was approximately $717.0 million, and we have $348.6 million of undrawn availability under our senior secured bank revolving credit facility entered into in November 2012 (our “Senior Bank Credit Facility”).

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

Operating results below a certain level or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain debt covenants. If we violate these covenants and are unable to obtain waivers, our debt under these agreements would be in default and could be accelerated and could permit, in the case of secured debt, the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, results of operations or financial condition could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the Notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

Our executive offices located in West Palm Beach, Florida consist of 16,103 square feet under a lease expiring August 2018. Under leases expiring August 2017, we lease 54,402 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We also lease offices to support our operations in 35 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles, San Francisco and Washington, D.C., and we lease office space to support our international locations in 25 countries — the UK, Ireland, France, Germany, Spain, Belgium, Russia, Australia, China (including Hong Kong), Japan, Singapore, the Philippines, the United Arab Emirates, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada, Indonesia, India, Qatar, the Cayman Islands and the British Virgin Islands. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

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

	2013		2012
	High	Low	High	Low
Quarter Ended
March 31	$37.85	$31.87	$44.22	$37.52
June 30	$38.17	$31.20	$38.09	$27.59
September 30	$38.42	$32.30	$29.75	$23.11
December 31	$46.11	$37.11	$33.44	$24.82

Number of Stockholders of Record. As of January 31, 2014, the number of holders of record of our common stock was 247.

Dividends. We have not declared or paid any cash dividends on our common stock to date and we currently do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future because we intend to retain our earnings, if any, to finance the expansion of our business, make acquisitions and for general corporate purposes or repurchase shares of our common stock. Moreover, our Senior Bank Credit Facility and the indentures governing our Notes restrict our ability to pay dividends. See Note 14 — “Long-Term Debt” to our consolidated financial statements for more information.

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding stock options and authorized shares of common stock reserved for future issuance under our equity compensation plans as of December 31, 2013. None of the plans have outstanding warrants or rights other than options and cash-based stock appreciation rights, except for stock awards, including shares of restricted and unrestricted stock, and deferred stock awards, including stock units and restricted stock units. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in Column (a) of the following table excludes:

•	30,400 shares of common stock issued as unvested stock awards under our 2004 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008), or the 2004 Plan;

•	35,296 shares of common stock issued as unvested stock awards under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008), or the 2006 Plan;

•

1,637,915 shares of common stock issued as unvested stock awards, restricted stock awards, stock units and restricted stock unit awards under our 2009 Omnibus Incentive Compensation Plan (f/k/a the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors (as Amended and Restated Effective as of June 2, 2010 (2009 Omnibus Plan)); and

•

137,895 shares of common stock sold under our 2007 Employee Stock Purchase Plan, as amended (ESPP), and 1,255,735 shares deregistered with the SEC on January 30, 2009 upon termination of our ESPP effective January 1, 2009.

Equity Compensation Plan Information as of December 31, 2013

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands)			(in thousands)
Equity compensation plans approved by our security holders	4,246	(1)	$37.68	768	(2)
Equity compensation plans not approved by our security holders	—		—	—

Total	4,246		$37.68	768

(1)

Includes 28,769 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 1997 Stock Option Plan, 846,924 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Plan, 1,097,319 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Plan, and 2,273,480 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Plan.

(2)

Includes 19,740 shares of common stock available for issuance under our 2004 Plan, all of which are available for stock-based awards (including deferred stock unit and restricted stock unit awards), 247,797 shares of common stock available for issuance under our 2006 Plan, including 78,025 shares of common stock available for stock-based equity awards, and 500,665 shares of common stock available for issuance under our 2009 Omnibus Plan, all of which are available for stock-based awards (including deferred stock unit and restricted stock unit awards).

Issuances of Unregistered Securities

Not Applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2013 (in thousands except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (4)
October 1 through October 31, 2013	5	(1)	$40.47	—	$151,199
November 1 through November 30, 2013	3	(2)	$42.13	—	$151,199
December 1 through December 31, 2013	557	(3)	$41.79	535	$128,838

Total	565			535

(1)	Represents 4,777 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)	Represents 3,244 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)

Represents 534,875 shares of common stock repurchased pursuant to our stock repurchase program announced in June 2012 and 22,389 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

In June 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2013, we repurchased and retired 1,956,900 shares of common stock, at a cost of $71.1 million, of which $66.7 million was paid at

December 31, 2013. $4.4 million was accrued and included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets. At December 31, 2013, a balance of approximately $128.8 million remained available under the 2012 Repurchase Program.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 were audited by KPMG LLP, an independent registered public accounting firm. The data below should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing in “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “— Item 8. Financial Statements and Supplementary Data.”

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

Goodwill Impairment Charge

For the years ended December 31, 2013 and 2012, we recorded an $83.8 million and $110.4 million goodwill impairment charge related to the Strategic Communications segment. The impairment charges were non-cash in nature and did not affect the Company’s current liquidity, cash flows, borrowing capability or operations. These charges are further described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and in Note 13 “Goodwill and Other Intangible Assets” in the notes to Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

Special Charges

During the year ended December 31, 2013, we recorded special charges totaling $38.4 million, of which $14.1 million was non-cash. The charges reflect certain executive leadership transition costs and costs related to actions we took to realign our workforce to address current business demands impacting our Corporate Finance/ Restructuring and Forensic and Litigation Consulting segments, and to reduce certain corporate overhead within our EMEA region. The special charges consisted of:

•

$23.7 million of contractual post-employment severance and transition services, equity award and retention bonus expense acceleration primarily related to the transition of the Company’s Executive Chairman and the Company’s President and Chief Executive Officer. In addition, we incurred $3.9 million of accelerated expense related to future payments required to be made under a contractual transition service agreement with a Corporate Finance/Restructuring segment senior client facing professional. $10.9 million of these charges are non-cash;

•

$10.2 million of severance costs and other contractual employee related costs, including loan forgiveness and accelerated recognition of compensation cost of share-based awards, associated with the reduction in workforce of 45 employees. $3.2 million of these charges are non-cash; and

•	$0.6 million of costs to consolidate leased office space within one office location to adjust prior year special charges for changes to sublease terms and employee termination costs.

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

Stockholders’ Equity

In June 2012, our Board of Directors authorized the 2012 Repurchase Program. During the year ended December 31, 2013, we repurchased and retired 1,956,900 shares of our common stock for an average price per share of $36.35, at a cost of $71.1 million, of which $66.7 million was paid at December 31, 2013. $4.4 million was accrued and included in “Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets. During the year ended December 31, 2012, we repurchased and retired 1,681,029 shares of our common stock for an average price per share of $29.76, using cash on hand of approximately $50.0 million. At December 31, 2013, a balance of approximately $128.8 million remained available under the 2012 Repurchase Program.

In the first quarter of 2011, we entered into a supplemental confirmation with Goldman Sachs for a $209.4 million accelerated stock buyback transaction (the “2011 ASB”), pursuant to the November 2009 collared accelerated stock buyback master confirmation agreement between us and Goldman Sachs (the “Master Agreement”). During the year ended December 31, 2011 we repurchased and retired 5,733,205 shares of common stock, using cash on hand of approximately $209.4 million. The repurchase of shares was accounted for as a share retirement resulting in a reduction of common stock issued and outstanding of 5,733,205 shares and a corresponding reduction in common stock and additional paid-in capital of $209.4 million. The completion of the 2011 ASB completed the $500 million stock repurchase program authorized by the Board of Directors in November 2009.

During the year ended December 31, 2010, we repurchased and retired 1,178,089 shares of our common stock, using cash on hand of approximately $40.6 million.

During the year ended December 31, 2009, we purchased and retired 4,874,807 shares of common stock, using cash on hand of $250.0 million pursuant to the Master Agreement. The repurchase of shares was accounted for as a share retirement resulting in a reduction in stockholders’ equity of $250.0 million.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
INCOME STATEMENT DATA
Revenues	$1,652,432	$1,576,871	$1,566,768	$1,401,461	$1,399,946

Operating Expenses
Direct cost of revenues	1,042,061	980,532	956,908	825,599	772,191
Selling, general and administrative expense	394,681	378,016	373,295	341,239	344,871
Special charges	38,414	29,557	15,212	51,131	—
Acquisition-related contingent consideration	(10,869)	(3,064)	(6,465)	1,190	—
Amortization of other intangible assets	22,954	22,407	22,371	23,910	24,701
Goodwill impairment charge	83,752	110,387	—	—	—

	1,570,993	1,517,835	1,361,321	1,243,069	1,141,763

Operating income	81,439	59,036	205,447	158,392	258,183

Interest income and other	1,748	5,659	6,304	4,423	8,408
Interest expense	(51,376)	(56,731)	(58,624)	(50,263)	(44,923)
Loss on early extinguishment of debt	—	(4,850)	—	(5,161)	—

Income from continuing operations, before income tax provision	31,811	3,114	153,127	107,391	221,668
Income tax provision	42,405	40,100	49,224	41,407	81,825

Net income (loss)	$(10,594)	$(36,986)	$103,903	$65,984	$139,843

Earnings (loss) per common share — basic	$(0.27)	$(0.92)	$2.53	$1.45	$2.80
Earnings (loss) per common share — diluted	$(0.27)	$(0.92)	$2.39	$1.38	$2.63
Weighted average number of common shares outstanding
Basic	39,188	40,316	41,131	45,557	49,963

Diluted	39,188	40,316	43,473	47,664	53,127

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$205,833	$156,785	$264,423	$384,570	$118,872
Working capital (1)	419,531	370,178	273,117	504,680	96,817
Total assets	2,364,947	2,275,452	2,411,084	2,405,488	2,071,637
Long-term debt and capital lease obligations, including current portion and fair value hedge adjustments	717,014	723,045	796,960	793,122	555,498
Stockholders’ equity	1,042,259	1,068,232	1,106,202	1,167,606	1,102,699

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2013 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “— Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance.

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

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics and risk mitigation services, as well as interim management and performance improvement services for our health solutions practice clients.

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

Most of our services are rendered under time-and-expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed and the number of users licensing our Ringtail® software products for use or installation within their own environments. We license these products directly to end users as well as indirectly through our channel partner relationships. Unit-based revenue is defined as revenue billed on a per-item, per-page, or some other unit-based method and includes revenue from data processing and hosting, software usage and software licensing. Unit-based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

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

We define Segment Operating Income as a segment’s share of consolidated operating income. We define Total Segment Operating Income as the total of Segment Operating Income for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted EBITDA as consolidated net income (loss) before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, special charges, loss on early extinguishment of debt and goodwill impairment charges. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We also believe that these measures, when considered together with our GAAP financial results, provide management and investors with a more complete understanding of our operating results, including underlying trends, by excluding the effects of special charges and goodwill impairment charges. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP measures, provide management and investors with additional information for comparison of our operating results to the operating results of other companies.

We define Adjusted Net Income and Adjusted Earnings per Diluted Share as net income (loss) and earnings per diluted share, respectively, excluding the impact of special charges, goodwill impairment charges and losses on early extinguishment of debt. We use Adjusted Net Income for the purpose of calculating Adjusted Earnings per Diluted Share. Management uses Adjusted Earnings per Diluted Share to assess total company operating performance on a consistent basis. We believe that this measure, when considered together with our GAAP financial results, provides management and investors with a more complete understanding of our business operating results, including underlying trends, by excluding the effects of special charges, goodwill impairment charges and losses on early extinguishment of debt.

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

Full Year 2013 Executive Highlights

Leadership Succession

On December 16, 2013 the Company announced its Board of Directors had elected Steve Gunby as the next President and Chief Executive Officer (“CEO”) of the Company. Mr. Gunby was elected to the positions of President and CEO of the Company and appointed as a director of the Company effective January 20, 2014, succeeding Jack B. Dunn IV, who left his positions as President and CEO and director after 21 years of service with the Company. The selection of Mr. Gunby culminates the Board’s CEO succession process. The Board believes Mr. Gunby’s extensive consulting industry experience, his understanding of the opportunities and challenges of a global consulting brand and his success in leading growth and profitability initiatives represent a strong combination of capability and track record from which to lead the Company.

On December 13, 2013, the Board accepted Mr. Shaughnessy’s resignation as a director, which was effective upon his retirement as Executive Chairman of the Board of the Company following the Board’s December 17, 2013 meeting. The Board appointed Gerard E. Holthaus, previously the Presiding Director, to become non-executive Chairman of the Board effective December 17, 2013.

Financial Highlights

	Year Ended December 31,
	2013	2012	% Growth
	(dollar amounts in thousands, except per share amounts)
Revenues	$1,652,432	$1,576,871	4.8%
Special charges (1)	$38,414	$29,557	30.0%
Goodwill impairment charge (1)	$83,752	$110,387	-24.1%
Adjusted EBITDA	$259,100	$250,991	3.2%
Net income (loss)	$(10,594)	$(36,986)	71.4%
Earnings (loss) per common share — diluted	$(0.27)	$(0.92)	70.7%
Adjusted earnings per common share — diluted	$2.39	$2.30	3.9%
Net cash provided by operating activities	$193,271	$120,188	60.8%
Total number of employees at December 31,	4,207	3,915	7.5%

(1)	Excluded from non-GAAP measures.

Revenues

Revenues for the year ended December 31, 2013 increased $75.6 million, or 4.8%, to $1,652.4 million, compared to $1,576.9 million in the prior year period. Acquisitions contributed $48.2 million, and represented 3.1% of the year-over-year growth. Revenues grew organically primarily due to strength in the Company’s Economic Consulting segment’s antitrust litigation and financial economics practices in the North America and EMEA regions. The Forensic and Litigation Consulting segment also contributed to organic growth, primarily from demand for the Company’s health solutions services. Additionally, the Technology segment experienced increased demand for its services offering. These revenue increases were partially offset by continued weak restructuring and bankruptcy and capital markets activity, which adversely impacted the Company’s Corporate Finance/Restructuring and Strategic Communications segments, respectively.

Special Charges

Special charges for the years ended December 31, 2013 and 2012 were $38.4 million and $29.6 million, respectively. The non-cash portions of the special charges for the years ended December 31, 2013 and 2012 were $14.1 million and $5.0 million, respectively. The 2013 special charges reflect certain executive leadership transition costs and costs related to actions we took to realign our workforce to address current business demands impacting our Corporate Finance/Restructuring and Forensic and Litigation Consulting segments, and to reduce certain corporate overhead within our EMEA region. The 2013 special charges consisted of:

•

$23.7 million of contractual post-employment severance and transition services, equity award and retention bonus expense acceleration primarily related to the transition of the Company’s Executive Chairman and the Company’s President and Chief Executive Officer. In addition, we incurred $3.9 million of accelerated expense related to future payments required to be made under a contractual transition service agreement with a Corporate Finance/Restructuring segment senior client facing professional. $10.9 million of these charges are non-cash;

•

$10.2 million of severance costs and other contractual employee related costs, including loan forgiveness and accelerated recognition of compensation cost of share-based awards, associated with the reduction in workforce of 45 employee. $3.2 million of these charges are non-cash; and

•	$0.6 million of costs to consolidate leased office space within one office location to adjust prior year special charges for changes to sublease terms and employee termination costs.

Goodwill Impairment Charge

In the third quarter of 2013, in addition to reduced levels of M&A activity, our Strategic Communications segment experienced pricing pressure for certain discretionary communications services, including initial public offering support services where there is volume but also increasing competition. These factors compressed segment margins and contributed to a change in the Company’s near-term outlook for this segment. This was considered an interim impairment indicator for the Strategic Communications segment at the Strategic Communications reporting unit level. As a result, we performed an interim impairment analysis with respect to the carrying value of goodwill in our Strategic Communications reporting unit in connection with the preparation of our financial statements for the quarter ended September 30, 2013. Based on this assessment, the Company concluded the implied fair value of the Strategic Communications reporting unit was below its carrying value resulting in an $83.8 million goodwill impairment charge in the third quarter. The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, nor did it impact the debt covenants under the Company’s existing credit facility and the Indentures for the 2020 and 2022 Notes.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2013 increased $8.1 million, or 3.2% to $259.1 million, or 15.7% of revenues, compared to $251.0 million or 15.9% of revenues, in the prior year period. Adjusted EBITDA included gains in 2013 of $13.6 million related to expectations that the Company would pay reduced amounts of contingent consideration for several of its acquisitions in the Asia Pacific region. Similarly, the Company recorded a gain of $5.2 million in 2012. Excluding these amounts, the Adjusted EBITDA was stable at $245.5 million in 2013 vs $245.8 million in 2012 as revenue increases in the Company’s Economics Consulting, Forensic and Litigation Consulting and Technology segments as described above, were offset by under-utilization in the Company’s bankruptcy and restructuring practices in its Corporate Finance/Restructuring segment and lower demand from weak capital markets in the Company’s Strategic Communications segment.

Net Income (Loss)

Net loss for the year ended December 31, 2013 decreased $26.4 million to ($10.6) million, compared to ($37.0) million in the prior year period. The current period included a goodwill impairment charge and special charges of $83.8 million and $38.4 million, respectively, as compared to $110.4 million and $29.6 million in the prior year period. Net loss was also impacted by the operating results described above.

Earnings (loss) per share and Adjusted Earnings Per Share

Loss per share for the year ended December 31, 2013 decreased $0.65 to ($0.27) compared to ($0.92) in the prior year period. The decrease of the loss per share of $0.65 was primarily related to a decrease in the impact of the goodwill impairment charge of $0.60 and a decrease in the loss on early extinguishment of debt of $0.07, partially offset by an increase in special charges of $0.12. Earnings (loss) per share were also impacted by the operating results described above. Adjusted earnings per diluted share, which excludes the impact of the goodwill impairment charge and special charges, increased $0.09 to $2.39, compared to $2.30 in the prior year period.

Cash

Cash balances increased by $49.0 million to $205.8 million for the year ended December 31, 2012 due to increased cash flow from operating activities. Cash flow from operations increased $73.1 million to $193.3 million as compared to $120.2 million for the same prior year period primarily as a result of lower employee bonus payments and income tax payments. Cash collections were also slightly higher compared to the prior year as a result of increased revenues in the quarter ended December 31, 2013 compared to the same prior year period, offset by the impact of a slower collection cycle as indicated by an increase in days sales outstanding (DSO). DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenue for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter. DSO was 97 days at December 31, 2013 compared to 90 days at December 31, 2012. The 7 day increase in DSO was largely driven by a shift in both service and geographic mix. Our receivables grew in our Corporate Finance/Restructuring business in the Asia Pacific region, relative to growth in our other segments and regions. This growth was primarily a result of the acquisition of the corporate finance advisory and restructuring businesses in Australia, where billing and collections are subject to lengthy regulatory procedures.

Headcount

Billable headcount increased by 231 professionals to 3,224 primarily due to acquisition growth, especially in the Corporate Finance restructuring business in our Asia Pacific region, as outlined below.

Billiable Headcount	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2012	697	952	474	277	593	2,993
Terminations related to special charge	(25)	(17)	—	—	—	(42)
Acquisitions	72	49	6	—	8	135
Net other headcount additions (reductions)	(7)	77	50	29	(11)	138

December 31, 2013	737	1,061	530	306	590	3,224

Other strategic activities

Share repurchase

In June 2012, our Board of Directors authorized the 2012 Repurchase Program. During the year ended December 31, 2013, we repurchased and retired 1,956,900 shares of our common stock for an average price per share of $36.35, at a cost of $71.1 million, of which $66.7 million was paid at December 31, 2013. $4.4 million was accrued and included in “Accounts payable, accrued expenses and other” on the Consolidated Balance

Sheets. At December 31, 2013, a balance of approximately $128.8 million remained available under the 2012 Repurchase Program.

Acquisitions

In fiscal 2013, the Company invested $51.0 million on six acquisitions. Each of these acquisitions enhanced the Company’s practice offerings, geographic footprint or industry expertise.

In Corporate Finance/Restructuring, the Company acquired Taylor Woodings, an Australian specialist corporate advisory firm with offices in Sydney, Melbourne, Perth and Brisbane on April 4, 2013. This acquisition expanded the geographic footprint and service offerings of FTI Consulting in Australia.

In Forensic and Litigation Consulting, the Company acquired Alliance on February 7, 2013. Alliance provides claims consulting, CPM scheduling, quantity surveying and project controls services to all sectors of the construction industry. The Company also acquired Distinct on November 4, 2013. Distinct provides insurance management consulting services with offices in Dublin, London and New York. The Company also acquired RSI, an independent provider of solutions to operational risks that organizations face with an office in New York on December 18, 2013.

In Economic Consulting, the Company acquired Princeton Economic Group, an economic consulting firm based in Princeton, NJ on May 1, 2013.

In Strategic Communications, the Company acquired C2 Group, a bipartisan government relations and lobbying firm based in Washington, D.C. on March 19, 2013.

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, share based compensation, income taxes and contingencies on an ongoing basis. We base our estimates on current facts and circumstances, historical experience and on various other assumptions that we believe are reasonable. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until all criteria for recognizing revenue are met. Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts and other regulatory institutions. If the client is in bankruptcy, fees for our services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work and final fee settlements have been negotiated. We make a determination whether to record all or a portion of such holdback as revenue prior to collection on a case-by-case basis. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee, performance-based and unit-based.

Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at contractually agreed-upon rates. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed-upon rates as work is performed. In some cases, time-and-expense arrangements are subject to a cap, in which case we assess work performed on a periodic basis to ensure that the cap has not been exceeded.

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

Some clients pay us retainers before we begin work for them. We hold retainers on deposit until we have completed the work. We generally apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate.

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

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from disputes that affect our ability to fully collect our billed accounts receivable, potential fee reductions negotiated by clients or imposed by bankruptcy courts as well as the inability of clients to pay our fees. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s inability to pay is mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed an unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we later discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expense” on the Consolidated Statements of Comprehensive Income (Loss), and totaled $13.3 million, $14.2 million, and $12.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Other intangible assets include trade names, customer relationships, non-competition agreements and software.

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

In performing Step 1 of the goodwill impairment test, we compare the carrying amount of our reporting units to their estimated fair values. When available and as appropriate, we use market multiples derived from a set of competitors with comparable market characteristics and/or guideline transactions to establish the fair value (market approaches) for a particular reporting unit. We also estimate fair value using a combination of the market approaches and discounted cash flows (an income approach), using appropriate weighting factors.

The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans, as well as various growth rate assumptions for years beyond the current business plan period. In the income approach, the cash flows were discounted using an estimated WACC based on our assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The WACC is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate size premium. In the market approach, we utilize market multiples derived from comparable guideline companies and comparable market transactions to the extent available. These valuations are based on estimates and assumptions including projected future cash flows and the determination of appropriate market comparables and determination of whether a premium or discount should be applied to such comparables.

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

In the third quarter of 2013, in addition to reduced levels of M&A activity, our Strategic Communications segment experienced pricing pressure for certain discretionary communications services, including initial public offering support services where there is volume but also increasing competition. These factors compressed segment margins and contributed to a change in the Company’s near-term outlook for this segment. This was considered an interim impairment indicator for the Strategic Communications segment at the Strategic Communications reporting unit level. As a result, we performed an interim impairment analysis with respect to the carrying value of goodwill in our Strategic Communications reporting unit in connection with the preparation of our financial statements for the quarter ended September 30, 2013. The results of the Step 1 goodwill impairment analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value; therefore we applied Step 2 of the goodwill impairment test. The results of Step 2 indicated that the carrying values of the goodwill associated with the Strategic Communications reporting unit exceeded its implied fair value, resulting in a $83.8 million non-deductible goodwill impairment charge which is recorded as a separate line item within operating income (loss) within the Consolidated Statements of Comprehensive Income (Loss). The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company’s existing credit facility and the Indentures for the 2020 and 2022 Notes. If our long-term future growth rates and associated cash flows were to decline from current estimates, the Strategic Communications reporting unit could potentially experience future impairment charges.

For the 2013 annual goodwill impairment test performed as of the Company’s measurement date of October 1, 2013, we utilized the quantitative tests described above for our other reporting units. The results of the Step 1 goodwill impairment analysis indicated that the estimated fair values of our other reporting units exceeded their respective carrying values and no further impairment testing was required. Each other reporting unit, with the exception of our Corporate Finance/Restructuring reporting unit, had a fair value which significantly exceeded its carrying value. The Corporate Finance/Restructuring reporting unit’s fair value has declined recently as a result of the reduced demand and utilization in the restructuring practice. The estimated fair value is highly dependent on assumptions related to the future cash flow generation of this business. Significant reductions in our current estimates of cash flows for this reporting unit could materially affect the results of our reviews for impairment of goodwill in the future.

We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account a reasonable control premium for our industry.

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

Business Combinations. For business combinations consummated on or after January 1, 2009, accounting principles require that identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree be recognized and measured at fair value as of the acquisition date. Fair value measurements related to contingent consideration obligations require use of estimates and assumptions, including estimates of future cash flows adjusted for the expected timing of each payment. These obligations are classified as liabilities and are remeasured at fair value at each reporting period. Accretion expense is recorded to adjust the discounted value of acquisition contingent consideration liabilities to their present value. Any remeasurement gain or loss resulting from a change in the obligation as a result of changes in expected performance and the accretion expense related to the increase in the net present value of the contingent liability are included in “Acquisition-related contingent consideration” on our Consolidated Statements of Comprehensive Income (Loss).The remeasurement process requires significant management judgment regarding future performance of the assets acquired and could impact our financial results as those estimates change over time.

For business combinations consummated prior to January 1, 2009, we record contingent consideration when the actual liability is probable.

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

We use the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various assumptions, including volatility and expected term, which are based on our historical experience. We also make assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

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

RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$382,526	$394,719	$364,409
Forensic and Litigation Consulting	433,632	407,586	428,730
Economic Consulting	447,366	391,622	353,981
Technology	202,663	195,194	218,738
Strategic Communications	186,245	187,750	200,910

Total revenues	$1,652,432	$1,576,871	$1,566,768

Operating income (loss)
Corporate Finance/Restructuring	$58,594	$80,970	$66,591
Forensic and Litigation Consulting	68,211	45,809	74,831
Economic Consulting	86,714	71,992	60,890
Technology	38,038	33,642	57,917
Strategic Communications	(72,129)	(97,298)	19,066

Segment operating income	179,428	135,115	279,295
Unallocated corporate expenses	(97,989)	(76,079)	(73,848)

Operating income	81,439	59,036	205,447

Other income (expense)
Interest income and other	1,748	5,659	6,304
Interest expense	(51,376)	(56,731)	(58,624)
Loss on early extinguishment of debt	—	(4,850)	—

	(49,628)	(55,922)	(52,320)

Income before income tax provision	31,811	3,114	153,127
Income tax provision	42,405	40,100	49,224

Net income (loss)	$(10,594)	$(36,986)	$103,903

Earnings (loss) per common share — basic	$(0.27)	$(0.92)	$2.53
Earnings (loss) per common share — diluted	$(0.27)	$(0.92)	$2.39

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$(10,594)	$(36,986)	$103,903
Add back:
Income tax provision	42,405	40,100	49,224
Other income (expense), net	49,628	51,072	52,320
Depreciation and amortization	32,541	29,604	28,582
Amortization of other intangible assets	22,954	22,407	22,371
Special charges	38,414	29,557	15,212
Loss on early extinguishment of debt	—	4,850	—
Goodwill impairment charge	83,752	110,387	—

Adjusted EBITDA	$259,100	$250,991	$271,612

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share to Adjusted Net Income and Adjusted Earnings Per Share:

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(10,594)	$(36,986)	$103,903
Add back:
Special charges, net of tax (1)	23,267	19,115	9,285
Goodwill impairment charge (2)	83,752	110,387	—
Loss on early extinguishment of debt, net of tax (3)	—	2,910	—

Adjusted Net Income	$96,425	$95,426	$113,188

Earnings (loss) per common share — diluted	$(0.27)	$(0.92)	2.39
Add back:
Special charges, net of tax (1)	0.59	0.47	0.21
Goodwill impairment charge (2)	2.14	2.74	—
Loss on early extinguishment of debt, net of tax (3)	—	0.07	—
Impact of denominator for diluted adjusted earnings per common share (4)	(0.07)	(0.06)	—

Adjusted earnings per common share — diluted	$2.39	$2.30	$2.60

Weighted average number of common shares outstanding — diluted (4)	40,421	41,578	43,473

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments related to special charges for the years ended December 31, 2013, 2012 and 2011 were 39.4%, 35.3% and 39.0%, respectively. The tax expense related to the adjustments related to special charges for the years ended December 31, 2013, 2012 and 2011 were $15.1 million or $0.39 impact on diluted earnings per share, $10.4 million or $0.26 impact on diluted earnings per share, and $5.9 million or $0.14 impact on diluted earnings per share, respectively.

(2)	The goodwill impairment charge is non-deductible for income tax purposes and resulted in no tax benefit for the years ended December 31, 2013 and 2012.
(3)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the adjustment for the year ended December 31, 2012 was 40.0%. The tax expense related to the adjustment for the year ended December 31, 2012 was $1.9 million or $0.05 impact on diluted earnings per share. There was no loss on early extinguishment of debt in either of the years ended December 31, 2013 or December 31, 2011.

(4)

For the years ended December 31, 2013 and 2012, the Company reported a net loss. For the period, the basic weighted average common shares outstanding equals the diluted weighted average common shares outstanding for purposes of calculating U.S. GAAP earnings per share because potentially dilutive securities would be antidilutive. For non-GAAP purposes, the per share and share amounts presented herein reflect the impact of the inclusion of share-based awards and convertible notes that are considered dilutive based on the impact of the add backs included in Adjusted Net Income above.

Year Ended December 31, 2013 compared to December 31, 2012

Revenues and Operating income

See “Segment Results” for an expanded discussion of Revenue and Adjusted Segment EBITDA.

Special charges

During the year ended December 31, 2013, we recorded special charges totaling $38.4 million, of which $14.1 million was non-cash. The charges reflect certain executive leadership transition costs and costs related to actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Corporate Finance/Restructuring and Forensic and Litigation Consulting segments, and to reduce certain corporate overhead within our EMEA region. The special charges consisted of:

•	$23.7 million of contractual post-employment severance and transition services, equity award and retention bonus expense acceleration primarily related to the transition of the Company’s

Executive Chairman and the Company’s President and Chief Executive Officer. In addition, we incurred $3.9 million of accelerated expense related to future payments required to be made under a contractual transition service agreement with a Corporate Finance/Restructuring segment senior client facing professional. $10.9 million of these charges are non-cash;

•

$10.2 million of severance costs and other contractual employee related costs, including loan forgiveness and accelerated recognition of compensation cost of share-based awards, associated with the reduction in workforce of 45 employees. $3.2 million of these charges are non-cash; and

•	$0.6 million of costs to consolidate leased office space within one office location and to adjust prior year special charges for changes to sublease terms and employee termination costs.

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

The total cash outflow associated with the 2012 and 2013 special charges is expected to be $48.5 million, of which $22.4 million has been paid as of December 31, 2013. $9.5 million is expected to be paid in 2014, $5.0 million is expected to be paid in 2015, $3.0 million is expected to be paid in 2016, and the remaining balance of $8.6 million will be paid from 2017 to 2025. A liability for the current and noncurrent portions of the amounts has been included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Consolidated Balance Sheets.

The following table details the special charges by segment and the decrease in total headcount:

	2013		2012
	Special Charges	Headcount	Special Charges	Headcount
	(dollars in thousands)		(dollars in thousands)
Corporate Finance/Restructuring	$10,274	25	$11,332	4
Forensic and Litigation Consulting	$2,111	17	$8,276	43
Economic Consulting	11	—	991	8
Technology	16	—	3,114	42
Strategic Communications	66	—	4,712	15

	12,478	42	28,425	112
Unallocated Corporate	25,936	3	1,132	4

Total	$38,414	45	$29,557	116

Unallocated corporate expenses

Unallocated corporate expenses increased $21.9 million, or 28.8%, to $98.0 million for 2013 from $76.1 million for 2012. Excluding the impact of special charges of $25.9 million recorded in 2013 and $1.1 million recorded in 2012, unallocated corporate expenses decreased $2.9 million in 2013, or 3.9%. The decrease was primarily due to lower spending on core marketing and lower costs related to strategic planning activities when compared to the prior year. The decrease was partially offset by executive search fees incurred in 2013 as part of our leadership transition.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $4.0 million, or 70.2%, to $1.7 million for 2013 from $5.7 million for 2012. The decrease is primarily due to a decrease in interest income and net foreign currency transaction losses in the period ended December 31, 2013 as compared to net gains in the same prior period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include current intercompany receivables and payables. The foreign exchange losses in the year ended December 31, 2013 were primarily due to the volatility of the British pound relative to the US dollar. In addition, the strengthening of the US dollar and Hong Kong dollar against the Australian dollar also resulted in losses during the year.

Interest expense

Interest expense decreased $5.3 million, or 9.3%, to $51.4 million for 2013 from $56.7 million for 2012. Interest expense in 2013 was favorably impacted by lower average borrowings, interest rates and amortization of deferred financing fees in 2013 as compared to 2012, primarily due to the repayment, in full, of our outstanding 3 3/4% senior subordinated convertible notes (“Convertible Notes”) in July 2012 and the extinguishment of our 7 3/4% senior notes due 2016 Notes (the “2016 Notes”) in the fourth quarter of 2012, which was partially offset by interest expense relating to the issuance of the 2022 Notes in the fourth quarter of 2012.

Income tax provision

Our effective tax rates for the years ended December 31, 2013 and 2012 were not meaningful due to the impact of the non-deductible goodwill impairment charges of $83.8 million and $110.4 million, respectively. The effective tax rate for 2013 excluding goodwill impairment charges from pre-tax income was 36.7%. The effective tax rate for 2012 excluding goodwill impairment charges from pre-tax income was 35.3%. The effective tax rate in the current year was unfavorably impacted by valuation allowances on foreign net operating loss and foreign tax credit carry forwards, partially offset by favorable settlement of the IRS audit, an increase in non-taxable contingent consideration remeasurement and a decrease in non-deductible expenses.

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

Special charges

During the year ended December 31, 2012, we recorded special charges totaling $29.6 million, of which $5.0 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments, to address certain targeted practices within our Corporate Finance/Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions included the termination of 116 employees, the consolidation of leased office space within nine office locations and certain other actions. The special charges consisted of:

•

$18.4 million of severance costs and other contractual employee related costs, including loan forgiveness and accelerated recognition of compensation cost of share-based awards, associated with the reduction in workforce of 116 employees; and

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

The following table details the special charges by segment and the decrease in total headcount:

	2012		2011
	Special Charges	Headcount	Special Charges	Headcount
	(dollars in thousands)		(dollars in thousands)
Corporate Finance/Restructuring	$11,332	4	$9,440	22
Forensic and Litigation Consulting	$8,276	43	839	7
Economic Consulting	991	8	2,093	6
Technology	3,114	42	—	—
Strategic Communications	4,712	15	—	—

	28,425	112	12,372	35
Unallocated Corporate	1,132	4	2,840	2

Total	$29,557	116	$15,212	37

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

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $0.6 million, or 10%, to $5.7 million for 2012 from $6.3 million for 2011. The decrease includes a write-off of certain liabilities related to unclaimed property which favorably impacted other income in 2011 and lower income from joint ventures in 2012, partially offset by a favorable movement in foreign currency transaction gains and losses in 2012 relative to 2011.

Interest expense

Interest expense decreased $1.9 million, or 3%, to $56.7 million for 2012 from $58.6 million for 2011. Interest expense in 2012 was favorably impacted by lower average borrowings in 2012 as compared to 2011, primarily due to the repayment, in full, of our outstanding 3 3/4% senior subordinated convertible notes (“Convertible Notes”) in July 2012, redemption of the aggregate principal amount of $215.0 million of our 2016 Notes, and a decrease in notes payable to former shareholders of acquired businesses. This was partially offset by lower interest rates in 2011 due to an interest rate swap agreement which was entered into in March 2011 and terminated in December 2011.

Income tax provision

Our effective tax rate for the year ended December 31, 2012 was not meaningful due to the impact of the non-deductible goodwill impairment charge of $110.4 million. The effective tax rate for 2012 excluding goodwill impairment charges from pre-tax income was 35.3%. Our effective tax rate was 32.1% for the year ended December 31, 2011. The effective tax rate in the current year was unfavorably impacted by a higher effective U.S. state income tax rate due to the mix of earnings by jurisdiction in 2012 as compared to 2011, and an increase in non-deductible expenses. In addition, the effective tax rate in the prior year included a larger benefit related to income from changes in the fair value of acquisition-related contingent consideration, which was not taxable.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA which is a non-GAAP measure. The following table reconciles Net Income (Loss) to Total Adjusted Segment EBITDA for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$(10,594)	$(36,986)	$103,903
Add back:
Income tax provision	42,405	40,100	49,224
Other income (expense), net	49,628	51,072	52,320
Loss on early extinguishment of debt	—	4,850	—
Unallocated corporate expense	97,989	76,079	73,848

Total segment operating income	$179,428	$135,115	$279,295
Add back:
Segment depreciation expense	28,203	25,058	23,620
Amortization of other intangible assets	22,954	22,407	22,371
Segment special charges	12,478	28,425	12,372
Goodwill impairment charge	83,752	110,387	—

Total Adjusted Segment EBITDA	$326,815	$321,392	$337,658

Other Segment Operating Data

	Year Ended December 31,
	2013	2012	2011
Number of revenue-generating professionals: (at period end)
Corporate Finance/Restructuring	737	697	587
Forensic and Litigation Consulting	1,061	952	957
Economic Consulting	530	474	433
Technology	306	277	290
Strategic Communications	590	593	582

Total revenue-generating professionals	3,224	2,993	2,849

Utilization rates of billable professionals: (1) (3)
Corporate Finance/Restructuring	65%	71%	73%
Forensic and Litigation Consulting	68%	66%	72%
Economic Consulting	81%	81%	85%
Average billable rate per hour: (2) (3)
Corporate Finance/Restructuring	$410	$416	$445
Forensic and Litigation Consulting	317	314	356
Economic Consulting	503	493	477

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

(3)

2013, 2012 and 2011 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

CORPORATE FINANCE/RESTRUCTURING

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except rate per hour)
Revenues	$382,526	$394,719	$364,409

Operating expenses:
Direct cost of revenues	245,112	238,982	228,028
Selling, general and administrative expense	71,966	61,027	60,499
Special charges	10,274	11,332	9,440
Acquisition-related contingent consideration	(9,900)	(3,361)	(5,890)
Amortization of other intangible assets	6,480	5,769	5,741

	323,932	313,749	297,818

Segment operating income	58,594	80,970	66,591
Add back:
Depreciation and amortization of intangible assets	9,929	8,835	8,902
Special charges	10,274	11,332	9,440

Adjusted Segment EBITDA	$78,797	$101,137	$84,933

Gross profit (1)	$137,414	$155,737	$136,381
Gross profit margin (2)	35.9%	39.5%	37.4%
Adjusted Segment EBITDA as a percent of revenues	20.6%	25.6%	23.3%
Number of revenue generating professionals (at period end)	737	697	587
Utilization rates of billable professionals (3)	65%	71%	73%
Average billable rate per hour (3)	$410	$416	$445

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)

2013, 2012 and 2011 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Year ended December 31, 2013 compared to December 31, 2012

Revenues decreased $12.2 million, or 3.1%, to $382.5 million for the year ended December 31, 2013 compared to $394.7 million for the same prior year period. Acquisition-related revenues from KMQ, Taylor Woodings and Salter were $39.0 million, or 9.9% growth as compared to the same prior year period. Revenues decreased organically $51.2 million, or 13.0%, primarily due to lower demand in our North America bankruptcy and restructuring and Asia Pacific restructuring practices and lower success fees.

Gross profit decreased $18.3 million, or 11.8%, to $137.4 million for the year ended December 31, 2013 compared to $155.7 million for the same prior year period. Gross profit margin decreased 3.6 percentage points to 35.9% for the year ended December 31, 2013 compared to 39.5% for the same prior year period. The decrease in gross profit margin was due to lower utilization in our North America region and Asia Pacific region restructuring practices, lower success fees, and an organic investment in EMEA, partially offset by favorable margins from our acquired practices.

SG&A expense increased $10.9 million, or 17.9%, to $72.0 million for the year ended December 31, 2013 compared to $61.0 million for the same prior year period. SG&A expense was 18.8% of revenues for the year ended December 31, 2013, compared to 15.5% for the same prior year period. The increase in SG&A expense was primarily due to the overhead costs related to the acquired practices as well as acquisition costs of $1.8 million.

Acquisition related contingent consideration income was $9.9 million for the year ended December 31, 2013 compared to income of $3.4 million for the year ended December 31, 2012. It included accretion expense of $1.7 million in 2013 compared to $1.8 million in 2012. In 2013, management assessed the performance of its Australia and Hong Kong acquisitions during their earn-out periods and determined that future contingent payments would be less than originally recorded based on declines in the projected restructuring revenue streams. As a result a reduction in the fair value of the contingent consideration payments was recorded, which resulted in a gain of $11.6 million. Similarly, in 2012 a reduction in the expected payment for the Hong Kong acquisition was recorded which resulted in a gain of $5.2 million.

Amortization of other intangible assets was $6.5 million for the year ended December 31, 2013 compared to $5.8 million for the same prior year period.

Adjusted Segment EBITDA decreased $22.3 million, or 22.1%, to $78.8 million for the year ended December 31, 2013 compared to $101.1 million for the same prior year period. 2013 Adjusted Segment EBITDA included a gain of $11.6 million related to the reduction of the liability for estimated future contingent consideration payments associated with acquisitions in the Asia Pacific region.

Year ended December 31, 2012 compared to December 31, 2011

Revenues increased $30.3 million, or 8.3%, to $394.7 million in 2012 compared to $364.4 million in 2011. Acquisition-related revenue from KMQ and business acquired from LECG Corporation (“LECG”) was $6.9 million, or 1.9% growth from the prior year. Revenue increased organically $23.4 million, or 6.4%, primarily due to higher realization and demand in our bankruptcy and restructuring practice in North America, greater demand for our restructuring practice in the EMEA region, higher success fees, and higher average bill rates in our communications, media and entertainment practice.

Gross profit increased $19.3 million, or 14.2%, to $155.7 million in 2012 compared to $136.4 million for 2011. Gross profit margin increased 2.1 percentage points to 39.5% for 2012 compared to 37.4% for 2011 primarily due to higher revenue and lower average personnel costs.

SG&A expense increased $0.5 million, or 0.9%, to $61.0 million for 2012 compared to $60.5 million for 2011. SG&A expense was 15.5% of revenue for 2012, down from 16.6% for 2011. The increase in SG&A expense included a $2.4 million Australian valuation tax related to the transfer of assets associated with the KMQ acquisition.

Acquisition related contingent consideration income was $3.4 million for the year ended December 31, 2012 compared to $5.9 million for the year ended December 31, 2011. It included accretion expense of $1.8 million in 2012 compared to $3.1 million in 2011. As a result of management’s determination that future performance during the earn-out period had declined from previous expectations, reductions in the contingent liability for a Hong Kong acquisition were recorded resulting in a gain of $5.2 million in 2012 and $9.0 million in 2011.

Amortization of other intangible assets increased to $5.8 million for 2012 compared to $5.7 million for 2011.

Adjusted Segment EBITDA increased $16.2 million, or 19.1%, to $101.1 million for 2012 compared to $84.9 million for 2011. 2011 Adjusted Segment EBITDA included a gain of $9.0 million related to the reduction of the liability for estimated future contingent consideration payments associated with acquisitions in the Asia Pacific region, compared to a similar gain of $5.2 million in 2012.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except rate per hour)
Revenues	$433,632	$407,586	$428,730

Operating expenses:
Direct cost of revenues	278,174	269,948	272,417
Selling, general and administrative expense	84,616	80,842	78,745
Special charges	2,111	8,276	839
Acquisition-related contingent consideration	(1,622)	297	(575)
Amortization of other intangible assets	2,142	2,414	2,473

	365,421	361,777	353,899

Segment operating income	68,211	45,809	74,831
Add back:
Depreciation and amortization of intangible assets	6,100	6,487	6,215
Special charges	2,111	8,276	839

Adjusted Segment EBITDA	$76,422	$60,572	$81,885

Gross profit (1)	$155,458	$137,638	$156,313
Gross profit margin (2)	35.9%	33.8%	36.5%
Adjusted Segment EBITDA as a percent of revenues	17.6%	14.9%	19.1%
Number of revenue generating professionals (at period end)	1,061	952	957
Utilization rates of billable professionals (3)	68%	66%	72%
Average billable rate per hour (3)	$317	$314	$356

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)

2013, 2012 and 2011 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Year Ended December 31, 2013 compared to December 31, 2012

Revenues increased $26.0 million, or 6.4%, to $433.6 million for the year ended December 31, 2013 from $407.6 million for the same prior year period. Revenues increased primarily due to higher demand and realized bill rates in our health solutions practice and higher success fees for the segment.

Gross profit increased $17.8 million, or 12.9%, to $155.5 million for the year ended December 31, 2013 from $137.6 million for the same prior year period. Gross profit margin increased 2.1 percentage points to 35.9% for the year ended December 31, 2013 from 33.8% for the same prior year period. The gross profit margin increase was primarily due to higher margin success fees and higher utilization in our health solutions, global financial and enterprise data analytics and North America investigations practice, partially offset by lower demand in our EMEA forensic accounting and advisory services practice.

SG&A expense increased $3.8 million, or 4.7%, to $84.6 million for the year ended December 31, 2013 from $80.8 million for the same prior year period. SG&A expense was 19.5% of revenues for the year ended December 31, 2013, down from 19.8% for the same prior year period. The increase in SG&A expense was primarily due to higher personnel and marketing expenses, partially offset by lower bad debt, business development and facilities expenses. Bad debt expense was 0.8% of revenues for the year ended December 31, 2013 down from 1.3% for the same prior year period.

Acquisition related contingent consideration income was $1.6 million for the year ended December 31, 2013 compared to $0.3 million expense for the same prior year period. It included accretion expense $0.3 million for the years ended December 2013 and 2012. In 2013, management assessed the performance of its Hong Kong acquisition during its earn-out period and determined that future contingent payments would be less than originally recorded based on declines in the projected revenue streams. As a result a reduction in the fair value of the contingent consideration payments was recorded, which resulted in a gain of $1.9 million.

Amortization of other intangible assets decreased by $0.3 million to $2.1 million for the year ended December 31, 2013 from $2.4 million for the same prior year period.

Adjusted Segment EBITDA increased by $15.9 million, or 26.2%, to $76.4 million for the year ended December 31, 2013 from $60.6 million for the same prior year period. 2013 Adjusted Segment EBITDA includes a gain of $1.9 million related to the reduction of the liability for estimated future contingent consideration payments associated with acquisitions in the Asia Pacific region.

Year Ended December 31, 2012 compared to December 31, 2011

Revenues decreased $21.1 million, or 4.9%, to $407.6 million for 2012 from $428.7 million for 2011. Acquisition-related revenue from the disputes and forensic accounting and environmental solutions practices in North America acquired from LECG late in the first quarter of 2011 and ThinkFirst was $7.7 million, or 1.8% of the segment revenue change from the prior year period. Revenue declined organically $28.8 million, or 6.7%, primarily due to weak demand in our North America and data analytics practices, partially offset by growth in our health solutions practice and our global risk and investigations practice in the Latin America region. The revenue decline is also largely impacted by the decline of certain large event-driven investigative matters.

Gross profit decreased $18.7 million, or 11.9%, to $137.6 million for 2012 from $156.3 million for 2011. Gross profit margin decreased 2.7 percentage points to 33.8% for 2012 from 36.5% for 2011. The decrease in gross profit margin was due to lower utilization, partially offset by lower personnel costs in our North America practice as a result of headcount reductions taken in the second quarter of 2012.

SG&A expense increased $2.1 million to $80.8 million from $78.7 million for 2011. SG&A expense was 19.8% of revenue for 2012, compared to 18.4% for 2011. The increase in bad debt, business development and marketing expense was partially offset by lower personnel costs. Bad debt expense was 1.3% of revenues for 2012 up from 0.9% for 2011.

Acquisition related contingent consideration was $0.3 million expense for the year ended December 31, 2012 compared to income of $0.6 million for the year ended December 31, 2011. It included accretion expense of

$0.3 million in 2012 compared to $0.4 million in 2011. In 2011, management assessed the performance of its Hong Kong acquisition during its earn-out period and determined that future contingent payments would be less than originally recorded based on declines in the projected revenue streams. As a result a reduction in the fair value of the contingent consideration payments was recorded, which resulted in a gain of $1.0 million.

Amortization of other intangible assets decreased to $2.4 million for 2012, compared to $2.5 million for 2011.

Adjusted Segment EBITDA decreased $21.3 million, or 26.0%, to $60.6 million for 2012, compared to $81.9 million for 2011.

ECONOMIC CONSULTING

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except rate per hour)
Revenues	$447,366	$391,622	$353,981

Operating expenses:
Direct cost of revenues	300,293	265,112	242,703
Selling, general and administrative expense	58,282	51,912	46,802
Special charges	11	991	2,093
Acquisition-related contingent consideration	258	—	—
Amortization of other intangible assets	1,808	1,615	1,493

	360,652	319,630	293,091

Segment operating income	86,714	71,992	60,890
Add back:
Depreciation and amortization of intangible assets	5,479	4,478	4,045
Special charges	11	991	2,093

Adjusted Segment EBITDA	$92,204	$77,461	$67,028

Gross profit (1)	$147,073	$126,510	$111,278
Gross profit margin (2)	32.9%	32.3%	31.4%
Adjusted Segment EBITDA as a percent of revenues	20.6%	19.8%	18.9%
Number of revenue generating professionals (at period end)	530	474	433
Utilization rates of billable professionals (3)	81%	81%	85%
Average billable rate per hour (3)	$503	$493	$477

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)

2013, 2012 and 2011 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Year ended December 31, 2013 compared to December 31, 2012

Revenues increased $55.8 million, or 14.2%, to $447.4 million for the year ended December 31, 2013 compared to $391.6 million for the same prior year period. Revenues grew primarily due to increased demand and a higher realized bill rate in our antitrust litigation and financial economics practices in the North America region due to pre-M&A activity as well as increased demand in our international arbitration, regulatory and valuation practices in the EMEA region.

Gross profit increased $20.6 million, or 16.3%, to $147.1 million for the year ended December 31, 2013 compared to $126.5 million for the same prior year period. Gross profit margin increased 0.6 percentage points to 32.9% for the year ended December 31, 2013 from 32.3% for the same prior year period. The increase in gross profit margin was due to higher realized bill rates and utilization in our antitrust litigation and financial economics practices in the North America region, partially offset by higher performance-based compensation expense.

SG&A expense increased $6.4 million, or 12.3%, to $58.3 million for the year ended December 31, 2013 compared to $51.9 million for the same prior year period. SG&A expense was 13.0% of revenues for the year ended December 31, 2013 compared to 13.3% for the same prior year period. The increase in SG&A expense was due to higher facilities costs, personnel expenses with increased headcount, depreciation and computer hardware/software expenses.

Acquisition related contingent consideration for the year ended December 31, 2013 included accretion expense of $0.3 million related to a business combination completed in 2013.

Amortization of other intangible assets was $1.8 million for the year ended December 31, 2013, compared to $1.6 million for the same prior year period.

Adjusted Segment EBITDA increased $14.7 million, or 19.0%, to $92.2 million for the year ended December 31, 2013, compared to $77.5 million for the same prior year period.

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

SG&A expense increased $5.1 million, or 10.9%, to $51.9 million for 2012 compared to $46.8 million for 2011. SG&A was 13.3% of revenue for 2012 and compared to 13.2% for 2011. The increase in SG&A expense was due to higher corporate allocations in support of growing operations, facilities costs and bad debt expense partially offset by lower legal expense. Bad debt expense was 1.7% of revenue for 2012 compared to 1.5% for 2011.

Amortization of other intangible assets was $1.6 million for 2012, compared to $1.5 million for 2011.

Adjusted Segment EBITDA increased $10.4 million, or 15.6%, to $77.5 million for 2012, compared to $67.0 million for 2011.

TECHNOLOGY

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Revenues	$202,663	$195,194	$218,738

Operating expenses:
Direct cost of revenues	96,779	88,056	87,573
Selling, general and administrative expense	59,890	62,436	65,322
Special charges	16	3,114	—
Amortization of other intangible assets	7,940	7,946	7,926

	164,625	161,552	160,821

Segment operating income	38,038	33,642	57,917
Add back:
Depreciation and amortization of intangible assets	22,601	20,447	19,094
Special charges	16	3,114	—

Adjusted Segment EBITDA	$60,655	$57,203	$77,011

Gross profit (1)	$105,884	$107,138	$131,165
Gross profit margin (2)	52.2%	54.9%	60.0%
Adjusted Segment EBITDA as a percent of revenues	29.9%	29.3%	35.2%
Number of revenue generating professionals (at period end) (3)	306	277	290

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)	Includes personnel involved in direct client assistance and revenue generating consultants.

Year Ended December 31, 2013 compared to December 31, 2012

Revenues increased by $7.5 million, or 3.8%, to $202.7 million for the year ended December 31, 2013 from $195.2 million for the same prior year period. Revenues increased primarily due to higher demand for services primarily in FCPA driven matters and complex regulatory investigations and litigation in the financial services industry, partially offset by reduced pricing for certain services and the decline of a large litigation-related matter.

Gross profit decreased by $1.2 million, or 1.2%, to $105.9 million for the year ended December 31, 2013 from $107.1 million for the same prior year period. Gross profit margin decreased 2.7 percentage points to 52.2% for the year ended December 31, 2013 from 54.9% for the same prior year period due to an increased proportion of revenue related to certain lower margin services as well as higher variable compensation expense, amortization of capitalized software, infrastructure costs and the reclassification of certain costs from SG&A.

SG&A expense decreased by $2.5 million, or 4.1%, to $59.9 million for the year ended December 31, 2013 from $62.4 million for the same prior year period. SG&A expense was 29.6% of revenues for the year ended December 31, 2013, down from 32.0% for the same prior year period. The decrease in SG&A expense was primarily due to lower personnel expense, the reclassification of certain costs to direct costs, outside services, and facilities expenses, partially offset by higher bad debt expense. Bad debt expense was $1.3 million for the year ended December 31, 2013 compared to bad debt recoveries of $0.2 million for the same prior year period. Research and development expense for the year ended December 31, 2013 was $15.8 million, compared to $20.2 million for the same prior year period.

Amortization of other intangible assets remained flat at $7.9 million for the year ended December 31, 2013 compared to the same prior year period.

Adjusted Segment EBITDA increased $3.5 million, or 6.0%, to $60.7 million for the year ended December 31, 2013 from $57.2 million for the same prior year period.

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

Adjusted Segment EBITDA decreased $19.8 million, or 25.7%, to $57.2 million in 2012 from $77.0 million in 2011.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Revenues	$186,245	$187,750	$200,910

Operating expenses:
Direct cost of revenues	121,703	118,434	126,187
Selling, general and administrative expense	47,874	46,852	50,919
Special charges	66	4,712	—
Acquisition-related contingent consideration	395	—	—
Amortization of other intangible assets	4,584	4,663	4,738
Goodwill impairment charge	83,752	110,387	—

	258,374	285,048	181,844

Segment operating income (loss)	(72,129)	(97,298)	19,066
Add back:
Depreciation and amortization of intangible assets	7,048	7,218	7,735
Special charges	66	4,712	—
Goodwill impairment charge	83,752	110,387	—

Adjusted Segment EBITDA	$18,737	$25,019	$26,801

Gross profit (1)	$64,542	$69,316	$74,723
Gross profit margin (2)	34.7%	36.9%	37.2%
Adjusted Segment EBITDA as a percent of revenues	10.1%	13.3%	13.3%
Number of revenue generating professionals (at period end)	590	593	582

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2013 compared to December 31, 2012

Revenues decreased $1.6 million, or 0.8%, to $186.2 million for the year ended December 31, 2013 from $187.8 million for the same prior year period. Acquisition-related revenues from C2 were $4.8 million, or 2.6% growth as compared to the same prior year period. Revenues decreased organically by $6.3 million due to reduced capital markets activity in the Asia Pacific region, lower pass-through revenue in the EMEA region, and lower revenue from a large client in North America, partially offset by higher pass-through and project revenue in North America.

Gross profit decreased $4.8 million, or 6.9%, to $64.5 million for the year ended December 31, 2013 from $69.3 million for the same prior year period. Gross profit margin decreased 2.2 percentage points to 34.7% for the year ended December 31, 2013 from 36.9% for the same prior year period. The decline in gross profit margin was primarily due to a lower high-margin capital markets activity in the Asia Pacific region and mix of project work in North America, partially offset by the impact of acquisitions.

SG&A expense increased $1.0 million, or 2.2%, to $47.9 million for the year ended December 31, 2013 from $46.9 million for the same prior year period. SG&A expense was 25.7% of revenues for the year ended December 31, 2013, up from 25.0% of revenues for the same prior year period. The increase in SG&A expense was primarily due to higher facilities and overhead costs related to an acquired practice, partially offset by lower personnel costs due to lower headcount.

Acquisition related contingent consideration for the year ended December 31, 2013 included accretion expense of $0.4 million related to a business combination completed in 2013.

Amortization of other intangible assets of $4.6 million decreased $0.1 million for the year ended December 31, 2013 compared to $4.7 million for the same prior year period.

Adjusted Segment EBITDA, which excludes the impact of the goodwill impairment charge, decreased $6.3 million, or 25.1%, to $18.7 million for the year ended December 31, 2013 from $25.0 million for the same prior year period.

In the third quarter of 2013, in addition to reduced levels of M&A activity, our Strategic Communications segment experienced pricing pressure for certain discretionary communications services, including initial public offering support services where there is volume but also increasing competition. These factors compressed segment margins and contributed to a change in the Company’s near-term outlook for this segment. This was considered an interim impairment indicator for the Strategic Communications segment at the Strategic Communications reporting unit level. As a result, we performed an interim impairment analysis with respect to the carrying value of goodwill in our Strategic Communications reporting unit. Our analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value. As a result, we recorded an $83.8 million non-deductible goodwill impairment charge related to the Strategic Communications segment.

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

During the fourth quarter of 2012, we conducted our annual impairment analysis with respect to the carrying value of our goodwill. Our analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value. The Strategic Communications reporting unit’s fair value was unfavorably impacted by a combination of lower current and projected cash flows. Because our Strategic Communications reporting unit’s fair value estimate was lower than its carrying value, we applied the second step of the goodwill impairment test. As a result, we recorded a $110.4 million non-deductible charge related to the Strategic Communications segment. The Strategic Communications reporting unit fair value was unfavorably impacted by a combination of lower current and projected cash flows.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except for DSO)
Net cash provided by operating activities	$193,271	$120,188	$173,828
Net cash used in investing activities	(103,091)	(90,406)	(93,648)
Net cash used in financing activities	(43,129)	(138,246)	(198,729)
DSO	97	90	91

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

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as compensation and vendor payments affect the changes in these balances.

DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenue for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash flow provided by operating activities increased $73.1 million to $193.3 million as compared to $120.2 million for the same prior year period primarily as a result of lower employee bonus payments and income tax payments. Cash collections were also slightly higher compared to the prior year as a result of increased revenues in the quarter ended December 31, 2013 compared to the same prior year period, offset by the impact of a slower collection cycle as indicated by an increase in DSO. DSO was 97 days at December 31, 2013 compared to 90 days at December 31, 2012. The 7 day increase in DSO was largely driven by a shift in both service and geographic mix. Our receivables grew in our Corporate Finance/Restructuring business in the Asia Pacific region, relative to growth in our other segments and regions. This growth was primarily a result of the acquisition of the corporate finance advisory and restructuring businesses in Australia, where billing and collections are subject to lengthy regulatory procedures.

Net cash used in investing activities for 2013 was $103.1 million as compared to $90.4 million for 2012. Payments for acquisitions of businesses were $55.5 million in the current year as compared to $62.9 million for 2012. Payments for acquisitions completed in 2013 were $45.1 million, net of cash received, related to the acquisitions by our Corporate Finance/Restructuring, Economic Consulting, Forensic and Litigation Consulting, and Strategic Communications segments. Payments for acquisitions completed in 2012 included $30.0 million, net of cash received, related to the acquisition of practices by our Corporate Finance/Restructuring segment. Payments of acquisition-related contingent consideration and stock floors were $6.2 million and $4.1 million, respectively for 2013 as compared to $28.8 million and $4.1 million, respectively for 2012. Capital expenditures were $42.5 million for 2013 as compared to $27.8 million for 2012.

Net cash used in financing activities for 2013 was $43.1 million as compared to $138.2 million for 2012. Our financing activities for 2013 included cash outflows of $6.0 million for the repayment of long-term debt, $66.7 million in cash used to purchase and retire 1,956,900 shares of the Company’s common stock pursuant to the 2012 Repurchase Program, partially offset by the $29.4 million received from the issuance of common stock under equity compensation plans. Our financing activities for 2012 include cash outflows of $377.9 million for the repayment of long-term debt and capital lease obligations and $50.0 million in cash used to purchase and retire 1,681,029 shares of the Company’s common stock pursuant to the 2012 Repurchase Program, partially offset by proceeds of $292.6 million from the issuance of the 6.0% senior notes due in 2022.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash provided by operating activities decreased by $53.6 million to $120.2 million in 2012 from $173.8 million in 2011. Increased cash collections versus the prior year were offset by higher variable compensation and employee forgivable loan payments as well as the timing of accounts payable disbursements. DSO was 90 days at December 31, 2012 compared to 91 days at December 31, 2011.

Net cash used in investing activities for 2012 was $90.4 million as compared to $93.6 million for 2011. Payments for acquisitions of businesses were $62.9 million in the current year as compared to $62.3 million for 2011. Payments for acquisitions for 2012 included $30.0 million of payments, net of cash received, related to the acquisitions of businesses by our Corporate Finance/Restructuring segment. Payments for acquisitions for 2011 included $25.7 million of payments, net of cash received, related to the acquisition of practices from LECG in the first quarter of 2011 and $3.8 million of purchase price adjustments related to prior year acquisitions. Payments of acquisition-related contingent consideration and stock floors were $28.8 million and $4.1 million, respectively, for 2012 as compared to $26.5 million and $6.3 million, respectively, for 2011. Capital expenditures were $27.8 million for 2012 as compared to $31.1 million for 2011.

Net cash used in financing activities for 2012 was $138.2 million as compared to $198.7 million for 2011. Our financing activities for 2012 included cash outflows of $377.9 million for the repayment of long-term debt, including repayment of our 2016 Notes and our Convertible Notes and $50.0 million in cash used to purchase and retire 1,681,029 shares of the Company’s common stock pursuant to the Repurchase Program, partially offset by proceeds of $292.6 million from the issuance of the 6.0% senior notes due in 2022. Our financing activities for 2011 included $209.4 million in cash used to repurchase and retire 5,733,205 million shares of the Company’s common stock pursuant to the 2011 ASB.

Capital Resources

As of December 31, 2013, our capital resources included $205.8 million of cash and cash equivalents and available borrowing capacity of $348.6 million under a $350 million revolving line of credit under our Senior

Bank Credit Facility. As of December 31, 2013, we had no outstanding borrowings under our Senior Bank Credit Facility; however, $1.4 million of outstanding letters of credit reduced the availability of borrowings under the Senior Bank Credit Facility by such amount. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $350 million revolving line of credit under the Senior Bank Credit Facility includes a $75 million sublimit for borrowings in currencies other than U.S. dollars, including Euro, Sterling, Australian dollars and Canadian dollars.

The availability of borrowings, as well as issuances and extensions of letters of credit, under our Senior Bank Credit Facility are subject to specified conditions. We may choose to repay outstanding borrowings under the Senior Bank Credit Facility at any time before maturity without premium or penalty. Borrowings under the Senior Bank Credit Facility in U.S. dollars, Euros, Sterling and Australian dollars, bear interest at an annual rate equal to the LIBOR plus an applicable margin or an alternative base rate plus an applicable margin. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points and (3) the one-month LIBOR plus 100 basis points. Borrowings under the Senior Bank Credit Facility in Canadian dollars bear interest at an annual rate equal to the Canadian bankers’ acceptance rate plus an applicable margin or the Canadian prime rate plus an applicable margin. The Canadian prime rate means a fluctuating rate per annum equal to the higher of (1) the rate of interest in effect for such day as the prime rate for loans in Canadian dollars announced by Bank of America and (2) the Canadian bankers’ acceptance rate plus 100 basis points. Under the Senior Bank Credit Facility, the lenders have a security interest in substantially all of the assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $425.0 million.

Our Senior Bank Credit Facility and the indentures governing our Notes contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Senior Bank Credit Facility includes financial covenants that require us to (i) not exceed a maximum leverage ratio, (ii) not exceed a maximum senior secured leverage ratio and (iii) maintain a minimum fixed charge coverage ratio. At December 31, 2013, we were in compliance with all covenants as stipulated in the Senior Bank Credit Facility and the indentures governing our Notes.

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

We currently anticipate capital expenditures of $40 million to $45 million to support our organization during 2014, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price was in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisition, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition related restricted stock agreements contain stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date the stock restrictions lapse. As of December 31, 2013, the Company accrued $14.6 million in contingent consideration payments which represents our estimate of the payments which will be made in the first half of 2014. The Company had no remaining stock agreements with common stock price guarantees.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our condensed consolidated balance sheet and are re-measured to fair value at each subsequent reporting date with an offset to current period earnings. The fair value of future expected contingent purchase price obligations for these business obligations are $13.3 million at December 31, 2013, with payment dates through 2018. We expect to pay $6.4 million in 2014.

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

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2013. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2013 and prior to the November 2017 maturity date of our Senior Bank Credit Facility.

The interest obligation on our long-term debt assumes that our Notes will bear interest at their stated rates.

Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Long-term debt	$717,014	$6,014	$11,000	$—	$—	$—	$700,000
Interest on long-term debt	343,743	46,185	45,558	45,000	45,000	45,000	117,000
Operating leases	334,857	44,987	37,726	36,879	39,719	32,389	143,157

Total obligations	$1,395,614	$97,186	$94,284	$81,879	$84,719	$77,389	$960,157

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

The following table presents principal cash flows and related interest rates by year of maturity for our fixed rate Notes and a comparison of the fair value of the debt at December 31, 2013 and 2012. The fair values have been determined based on quoted market prices for our Notes (in thousands).

							December 31, 2013		December 31, 2012
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value	Total	Fair Value
Long-term debt
Fixed rate	$6,000	$11,000	$—	$—	$—	$700,000	$717,000	$752,750	$723,000	$762,000
Average interest rate	8.0%	8.0%	—	—	—	6.4%	6.5%	—	6.5%	—
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—	—	—

Foreign Currency Exchange Rate Risk

Exchange Rate Risk

Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. In cases where settlement of intercompany balances is not practical we may use natural hedges to reduce exposure. Gains and losses from foreign currency transactions are included in interest income and other on our Consolidated Statements of Comprehensive Income (Loss) and to date have not had a material impact on our consolidated financial statements. See Note 5—“Interest Income and Other” to our consolidated financial statements for information.

Translation of Financial Results

Most of our foreign subsidiaries operate in a currency other than the United States dollar (USD); therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British pound, Australian dollar, Euro and Canadian dollar. The following table details the changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. dollar for the years ended December 31, 2013, 2012 and 2011. These translation adjustments are reflected in “Other comprehensive income (loss)” on our Consolidated Statements of Comprehensive Income (Loss).

	Years ended December 31,
	2013	2012	2011
	(dollars in thousands)
British pound	$4,528	$11,353	$(1,950)
Australian dollar	(12,544)	1,269	(182)
Euro	1,467	500	(1,272)
Canadian dollar	(629)	405	(181)
All other	(2,542)	1,496	683

	$(9,720)	$15,023	$(2,902)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.

Date: February 21, 2014

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (principal executive officer)

/s/ ROGER D. CARLILE
Roger D. Carlile Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

The Board of Directors and Stockholders

FTI Consulting, Inc.:

We have audited FTI Consulting, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

February 21, 2014

Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FTI Consulting Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of FTI Consulting Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

February 21, 2014

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$205,833	$156,785
Accounts receivable:
Billed receivables	352,411	314,491
Unbilled receivables	233,307	208,797
Allowance for doubtful accounts and unbilled services	(109,273)	(94,048)

Accounts receivable, net	476,445	429,240
Current portion of notes receivable	33,093	33,194
Prepaid expenses and other current assets	61,800	51,541
Current portion of deferred tax assets	26,690	3,615

Total current assets	803,861	674,375
Property and equipment, net of accumulated depreciation	79,007	68,192
Goodwill	1,218,733	1,260,035
Other intangible assets, net of amortization	97,148	104,181
Notes receivable, net of current portion	108,298	101,623
Other assets	57,900	67,046

Total assets	$2,364,947	$2,275,452

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$126,886	$98,109
Accrued compensation	222,738	168,392
Current portion of long-term debt	6,014	6,021
Billings in excess of services provided	28,692	31,675

Total current liabilities	384,330	304,197
Long-term debt, net of current portion	711,000	717,024
Deferred income taxes	137,697	105,751
Other liabilities	89,661	80,248

Total liabilities	1,322,688	1,207,220

Commitments and contingent liabilities (notes 8, 14 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 40,526 (2013) and 40,755 (2012)	405	408
Additional paid-in capital	362,322	367,978
Retained earnings	730,621	741,215
Accumulated other comprehensive loss	(51,089)	(41,369)

Total stockholders’ equity	1,042,259	1,068,232

Total liabilities and stockholders’ equity	$2,364,947	$2,275,452

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$1,652,432	$1,576,871	$1,566,768

Operating expenses
Direct cost of revenues	1,042,061	980,532	956,908
Selling, general and administrative expense	394,681	378,016	373,295
Special charges	38,414	29,557	15,212
Acquisition-related contingent consideration	(10,869)	(3,064)	(6,465)
Amortization of other intangible assets	22,954	22,407	22,371
Goodwill impairment charge	83,752	110,387	—

	1,570,993	1,517,835	1,361,321

Operating income	81,439	59,036	205,447

Other income (expense)
Interest income and other	1,748	5,659	6,304
Interest expense	(51,376)	(56,731)	(58,624)
Loss on early extinguishment of debt	—	(4,850)	—

	(49,628)	(55,922)	(52,320)

Income before income tax provision	31,811	3,114	153,127
Income tax provision	42,405	40,100	49,224

Net income (loss)	$(10,594)	$(36,986)	$103,903

Earnings (loss) per common share — basic	$(0.27)	$(0.92)	$2.53

Earnings (loss) per common share — diluted	$(0.27)	$(0.92)	$2.39

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $0, $654 and ($1,568) for the years ended December 31, 2013, 2012 and 2011, respectively	(9,720)	15,023	(2,902)

Other comprehensive income (loss), net of tax	(9,720)	15,023	(2,902)

Comprehensive income (loss)	$(20,314)	$(21,963)	$101,001

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance December 31, 2010	46,144	$461	$546,337	$674,298	$(53,490)	$1,167,606

Net income	—	—	—	103,903	—	103,903
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(2,902)	(2,902)
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $846	637	7	16,416	—	—	16,423
Restricted share grants, less net settled shares of 119	436	4	(4,470)	—	—	(4,466)
Stock units issued under incentive compensation plan	—	—	4,241	—	—	4,241
Business combinations	—	—	(5,455)	—	—	(5,455)
Purchase and retirement of common stock	(5,733)	(57)	(209,343)	—	—	(209,400)
Share-based compensation	—	—	36,252	—	—	36,252

Balance December 31, 2011	41,484	$415	$383,978	$778,201	$(56,392)	$1,106,202

Net income (loss)	—	—	—	(36,986)	—	(36,986)
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	15,023	15,023
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $994	328	4	7,039	—	—	7,043
Restricted share grants, less net settled shares of 178	443	4	(6,389)	—	—	(6,385)
Stock units issued under incentive compensation plan	—	—	3,079	—	—	3,079
Business combinations	181	2	1,033	—	—	1,035
Reacquisition of equity component of convertible debt	—	—	(108)	—	—	(108)
Purchase and retirement of common stock	(1,681)	(17)	(50,015)	—	—	(50,032)
Share-based compensation	—	—	29,361	—	—	29,361

Balance December 31, 2012	40,755	$408	$367,978	$741,215	$(41,369)	$1,068,232

Net income (loss)	—	—	—	(10,594)	—	(10,594)
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(9,720)	(9,720)
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $1,051	1,278	13	34,966	—	—	34,979
Restricted share grants, less net settled shares of 178	369	3	(6,340)	—	—	(6,337)
Stock units issued under incentive compensation plan	—	—	3,005	—	—	3,005
Business combinations	81	1	(1,306)	—	—	(1,305)
Purchase and retirement of common stock	(1,957)	(20)	(71,110)	—	—	(71,130)
Share-based compensation	—	—	35,129	—	—	35,129

Balance December 31, 2013	40,526	$405	$362,322	$730,621	$(51,089)	$1,042,259

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$(10,594)	$(36,986)	$103,903
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,638	33,919	28,582
Amortization and impairment of other intangible assets	22,954	22,586	22,371
Goodwill impairment charge	83,752	110,387	—
Acquisition-related contingent consideration	(10,869)	(3,064)	(6,465)
Provision for doubtful accounts	13,335	14,179	12,586
Non-cash share-based compensation	35,129	29,361	37,352
Non-cash interest expense and loss on extinguishment of debt	2,699	9,824	8,439
Other	(1,582)	(488)	(2,068)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(56,290)	(3,691)	(94,178)
Notes receivable	(7,544)	(25,730)	(3,781)
Prepaid expenses and other assets	(6,784)	(1,895)	3,933
Accounts payable, accrued expenses and other	8,505	(12,458)	11,472
Income taxes	7,963	(6,816)	22,227
Accrued compensation	82,917	(21,074)	38,073
Billings in excess of services provided	(2,958)	12,134	(8,618)

Net cash provided by operating activities	193,271	120,188	173,828

Investing activities
Payments for acquisition of businesses, net of cash received	(55,498)	(62,893)	(62,346)
Purchases of property and equipment	(42,544)	(27,759)	(31,091)
Purchases of investments	(5,094)	—	—
Other	45	246	(211)

Net cash used in investing activities	(103,091)	(90,406)	(93,648)

Financing activities
Borrowings under revolving line of credit	—	75,000	25,000
Payments of revolving line of credit	—	(75,000)	(25,000)
Payments of long-term debt and capital lease obligations	(6,021)	(377,859)	(6,994)
Issuance of debt securities, net	—	292,608	—
Cash received for settlement of interest rate swaps	—	—	5,596
Purchase and retirement of common stock	(66,763)	(50,032)	(209,400)
Net issuance of common stock under equity compensation plans	29,392	1,598	11,109
Other	263	(4,561)	960

Net cash used in financing activities	(43,129)	(138,246)	(198,729)

Effect of exchange rate changes and fair value adjustments on cash and cash equivalents	1,997	826	(1,598)

Net increase (decrease) in cash and cash equivalents	49,048	(107,638)	(120,147)
Cash and cash equivalents, beginning of period	156,785	264,423	384,570

Cash and cash equivalents, end of period	$205,833	$156,785	$264,423

Supplemental cash flow disclosures
Cash paid for interest	$48,156	$57,082	$50,655
Cash paid for income taxes, net of refunds	35,074	46,918	38,742
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	2,883	5,193	—
Issuance of stock units under incentive compensation plans	3,005	3,079	4,241
Unsettled repurchase and retirement of common stock	(4,367)	—	—

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

FTI Consulting, Inc. including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), is a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying our clients’ needs. We operate through five reportable segments: Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. The most significant estimates made and assumptions used are the determination of the allowance for doubtful accounts and unbilled services, the valuation of stock-based compensation, the fair value of acquisition-related contingent consideration, the measurement of deferred tax assets and the assessment of recoverability of intangible assets and goodwill. Management bases its estimates on historical trends, current experience and other assumptions that it believes are reasonable.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until all criteria for recognizing revenue are met. Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts and other regulatory institutions. If the client is in bankruptcy, fees for our services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work and final fee settlements have been negotiated. We make a determination whether to record all or a portion of such holdback as revenue prior to collection on a case-by-case basis. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee, performance-based and unit-based.

Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at contractually agreed-upon rates. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed-upon rates as work is performed. In some cases, time-and-expense arrangements are subject to a cap, in which case we assess work performed on a periodic basis to ensure that the cap has not been exceeded.

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

Some clients pay us retainers before we begin work for them. We hold retainers on deposit until we have completed the work. We generally apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate.

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

Selling, General, and Administrative Expense

Research and Development

Research and development costs related to software development are expensed as incurred. Development activities involve a plan or design for the production of new or substantially improved products. When we have determined that technological feasibility for our software products is reached, costs related to the project are capitalized until such products are available for general release to customers as discussed in “Capitalized Software to be Sold, Leased or Otherwise Marketed”.

Advertising Costs

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $20.7 million, $21.8 million, and $23.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Acquisition-related Contingent Consideration

The fair value of acquisition-related contingent consideration is estimated at the acquisition date utilizing a probability weighted estimated cash flow stream adjusted for the expected timing of each payment. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability is remeasured at current fair value with any changes recorded in earnings. Accretion expense is recorded to adjust the discounted value of acquisition contingent consideration liabilities to their present value. Any remeasurement gain or loss and the accretion expense related to the increase in the net present value of the contingent liability are included in “Acquisition-related contingent consideration” on our Consolidated Statements of Comprehensive Income (Loss).

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

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid short-term investments, principally money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase. In addition, we also may invest in short-term investments with maturities greater than three months, consisting primarily of certificates of deposit and treasury bills. Any short-term investments are classified as available-for-sale and carried at fair value, based on quoted market prices or other readily available market information. Short-term investments are included in “Prepaid assets and other current assets” on our Consolidated Balance Sheets. Unrealized gains and losses, net of taxes, are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity. Gains on the sale of commercial paper or treasury bills are recognized when realized in our Consolidated Statements of Comprehensive Income (Loss). Losses are recognized as realized or when we have determined that an “other-than-temporary” decline in fair value has occurred. Gains and losses are determined using the specific identification method. Short-term investments totaled $3.3 million at December 31, 2013. There were no short-term investments at December 31, 2012.

Restricted Cash

We classify cash that is restricted as to usage or withdrawal as restricted cash, which is included in “Prepaid assets and other current assets” on our Consolidated Balance Sheets. Restricted cash is typically held in short-term interest-bearing accounts until disbursed. Restricted cash totaled $0.9 million and $1.2 million at December 31, 2013 and 2012, respectively.

Allowance for Doubtful Accounts and Unbilled Services

We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from disputes that affect our ability to fully collect our billed accounts receivable, potential fee reductions negotiated by clients or imposed by bankruptcy courts as well as the inability of clients to pay our fees. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s inability to pay is mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expense” on the Consolidated Statements of Comprehensive Income (Loss), and totaled $13.3 million, $14.2 million, and $12.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Notes Receivable from Employees

Notes receivable due from employees principally include unsecured general recourse forgivable loans and retention payments, which are provided to attract and retain certain of our senior employees and other professionals. At December 31, 2013 and 2012 there were 340 and 376 notes outstanding, respectively. New notes granted in the year ended December 31, 2013 and 2012 totaled $47.0 million and $61.4 million, respectively. Some or all of the principal amount and accrued interest of the loans we make to employees and other professionals will be forgiven by us according to the stated terms of the loan agreement, provided that the professional is providing service to the Company on the forgiveness date, and upon other specified events, such as death or disability. Professionals who terminate their employment or services with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest, except, in most cases, if the termination was by the Company without cause or by the employee with good reason, or, subject to certain conditions, if the employee terminates his or her employment due to retirement or non-renewal of his or her employment agreement, the loan may be forgiven or continue to be forgivable, in whole or in part. We amortize forgivable loans to expense over the loan forgiveness period which ranges from a period of one to ten years. The amount of expense recognized at any date must at least equal the portion of the principal forgiven on the forgiveness date. Total amortization expense for the years ended December 31, 2013, 2012 and 2011 was $35.1 million, $32.8 million and $35.1 million, respectively. The accrued interest is calculated based on the note’s effective interest rate and is recorded as interest income.

Goodwill and Other Intangible Assets

Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Other intangible assets may include trade names, customer relationships, non-competition agreements and software.

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

We assess our goodwill for impairment using a fair value approach at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision makers. When available and as appropriate in order to estimate fair values, we use market multiples derived from a set of guideline companies and/or guideline transactions (market approaches), discounted cash flows (an income approach) or a combination of appropriately weighted income and market approaches.

Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired definite-lived intangible assets on a straight-line basis over periods ranging from 1 to 15 years.

In the third quarter of 2013 and the fourth quarter of 2012, we recorded non-deductible goodwill impairment charges of $83.8 million and $110.4 million, respectively, related to our Strategic Communications reporting unit. The impairment charges were non-cash in nature and did not affect the Company’s liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company’s existing credit facility. See Note 13 “Goodwill and Other Intangible Assets” for information regarding our 2013 and 2012 goodwill impairment charges.

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

Capitalized Software to be Sold, Leased or Otherwise Marketed

We expense costs for software products that will be sold, leased or otherwise marketed until technological feasibility has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify software products to be sold, leased or otherwise marketed as noncurrent “Other assets” on our Consolidated Balance Sheets. Unamortized capitalized software costs were $12.9 million and $12.7 million at December 31, 2013 and 2012, respectively. Amortization of capitalized software costs was $5.8 million, $3.7 million, and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We recognize rent expense under operating leases on a straight-line basis over the non-cancelable lease term. For leases with scheduled rent increases this treatment results in a deferred rent liability, which is classified within “Other liabilities” on the Consolidated Balance Sheets. Lease inducements such as tenant improvement allowances, cash inducements, and rent abatements are amortized on a straight-line basis over the life of the lease. Unamortized lease inducements are also included in deferred rent. Deferred rent at December 31, 2013 and 2012 totaled $41.0 million and $40.3 million, respectively.

Interest Rate Swaps

We sometimes use derivative instruments, consisting primarily of interest rate swap agreements, to manage our exposure to changes in the fair values or future cash flows of some of our long-term debt. We may enter into interest rate swap transactions with financial institutions acting as the counter-party. We do not use derivative instruments for trading or other speculative purposes. At December 31, 2013 and 2012, we were not a party to any derivative instruments.

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

3. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, and shares issuable upon the potential conversion of our 3 3/4% senior subordinated convertible notes (“Convertible Notes”) prior to their maturity on July 15, 2012 and payment in full on July 16, 2012 assuming the conversion premium was converted into common stock based on the average closing price per share of our stock during the period, each using the treasury stock method. Due to a net loss applicable to common stockholders for the years ended December 31, 2013 and 2012, respectively, we excluded 1,232,880 and 1,261,913 potentially dilutive securities from the computation as their effect would be anti-dilutive.

	Year Ended December 31,
	2013	2012	2011
Numerator — basic and diluted
Net income (loss)	$(10,594)	$(36,986)	$103,903

Denominator
Weighted average number of common shares outstanding — basic	39,188	40,316	41,131
Effect of dilutive stock options	—	—	915
Effect of dilutive convertible notes	—	—	836
Effect of dilutive restricted shares	—	—	591

Weighted average number of common shares outstanding — diluted	39,188	40,316	43,473

Earnings (loss) per common share — basic	$(0.27)	$(0.92)	$2.53

Earnings (loss) per common share — diluted	$(0.27)	$(0.92)	$2.39

Antidilutive stock options and restricted shares	4,363	4,943	2,119

4. Special Charges

During the year ended December 31, 2013, we recorded special charges totaling $38.4 million, of which $14.1 million was non-cash. The charges reflect certain executive leadership transition costs and costs related to actions we took to realign our workforce to address current business demands impacting our Corporate Finance/

Restructuring and Forensic and Litigation Consulting segments, and to reduce certain corporate overhead within our Europe, Middle East and Africa (“EMEA”) region. The special charges consisted of:

•

$23.7 million of contractual post-employment severance and transition services, equity award and retention bonus expense acceleration primarily related to the transition of the Company’s Executive Chairman and the Company’s President and Chief Executive Officer. In addition, we incurred $3.9 million of accelerated expense related to future payments required to be made under a contractual transition service agreement with a Corporate Finance/Restructuring segment senior client facing professional. $10.9 million of these charges are non-cash;

•

$10.2 million of severance costs and other contractual employee related costs, including loan forgiveness and accelerated recognition of compensation cost of share-based awards, associated with the reduction in workforce of 45 employees. $3.2 million of these charges are non-cash; and

•	$0.6 million of costs to consolidate leased office space within one office location and to adjust prior year special charges for changes to sublease terms and employee termination costs.

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

The following table details the special charges by segment:

	For the years ended December 31,
	2013	2012	2011
Corporate Finance/Restructuring	$10,274	$11,332	$9,440
Forensic and Litigation Consulting	2,111	8,276	839
Economic Consulting	11	991	2,093
Technology	16	3,114	—
Strategic Communications	66	4,712	—

	12,478	28,425	12,372
Unallocated Corporate	25,936	1,132	2,840

Total	$38,414	$29,557	$15,212

The total cash outflow associated with the 2012 and 2013 special charges is expected to be $48.5 million, of which $22.4 million has been paid as of December 31, 2013. $9.5 million is expected to be paid in 2014, $5.0 million is expected to be paid in 2015, $3.0 million is expected to be paid in 2016, and the remaining balance of $8.6 million will be paid from 2017 to 2025. The total cash outflow associated with the 2011 special charges has been paid as of December 31, 2013. Liabilities for the current and noncurrent portions of the amounts have been included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Consolidated Balance Sheets. Activity related to the liabilities for these costs for the years ended December 31, 2013 and 2012 is as follows:

	Employee Termination Costs	Lease Termination Costs	Total
Balance December 31, 2011	$4,758	$—	$4,758
Additions	14,276	10,274	24,550
Payments	(11,803)	(1,757)	(13,560)
Foreign currency translation adjustment and other	(535)	—	(535)

Balance December 31, 2012	$6,696	$8,517	$15,213

Additions	23,669	690	24,359
Payments	(9,995)	(3,111)	(13,106)
Foreign currency translation adjustment and other	(405)	—	(405)

Balance December 31, 2013	$19,965	$6,096	$26,061

5. Interest Income and Other

The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income (Loss).

	Year Ended December 31,
	2013	2012	2011
Interest income	$5,439	$6,350	$6,200
Foreign exchange transaction gains (losses), net	(2,326)	250	(560)
Other	(1,365)	(941)	664

Interest income and other	$1,748	$5,659	$6,304

6. Share-Based Compensation

Share-Based Incentive Compensation Plans

The FTI Consulting, Inc. 2004 Long-Term Incentive Plan (“2004 Plan”) authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash–based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. We are authorized to issue up to 3,000,000 shares of common stock under the 2004 Plan, of which no more than 600,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. At December 31, 2013, there are 19,740 shares of common stock available for grant under our 2004 Plan, all of which may be granted as share-based awards.

The FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (“2006 Plan”) authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. We are authorized to issue up to 3,500,000 shares of common stock under the 2006 Plan, of which no more than 1,100,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. At December 31, 2013, 247,797 shares of common stock were available for grant under our 2006 Plan, of which 78,025 shares may be granted as share-based awards.

The amendment and restatement of the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors, as previously amended (the “Deferred Compensation Plan”), renamed the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (“2009 Omnibus Plan”), and together with the 2004 Plan and the 2006 Plan, the (“Equity Compensation Plans”), as further amended, was approved by the stockholders of FTI Consulting on June 3, 2009 and was amended and restated as of June 2, 2010. The 2009 Omnibus Plan authorizes common stock for stock options, stock appreciation rights, restricted or unrestricted shares, performance awards or other share-based or cash-based awards to our officers, employees, non-employee directors and individual service providers, subject to the discretion of the administrator to make awards. The 2009 Omnibus Plan also authorizes common stock in connection with the issuance of deferred stock units or deferred restricted stock units on account of certain eligible compensation electively deferred by our non-employee directors and certain key employees (excluding executive officers of FTI Consulting). We are authorized to issue up to 6,000,000 shares of common stock under the 2009 Omnibus Plan, of which no more than 5,400,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. At December 31, 2013, 500,665 shares of common stock were available for grant under our 2009 Omnibus Plan, all of which may be granted as share-based awards.

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

Cash-based stock appreciation rights or other cash-based awards under the Equity Compensation Plans may be awarded by the administrator to employees. For the years ended December 31, 2013 and 2012, respectively, a total of 49,740 and 5,668 cash-based awards were made to employees in certain foreign countries. As of December 31, 2013, there was $1.3 million of unrecognized compensation cost related to unvested cash-based awards. These grants do not result in the issuance of common stock and are considered de minimis.

Share-Based Compensation Expense

The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
Income Statement Classification	Options (1)	Restricted Shares (2)(3)	Options (1)	Restricted Shares (2)(3)	Options (1)	Restricted Shares (2)
Direct cost of revenues	$6,807	$9,181	$6,012	$10,000	$10,436	$14,382
Selling, general and administrative expense	1,849	10,053	1,836	10,347	2,649	9,052
Special charges (4)	1,482	5,938	584	230	534	299

Share-based compensation expense before income taxes	10,138	25,172	8,432	20,577	13,619	23,733
Income tax benefit	4,101	9,094	3,104	6,870	5,014	8,749

Share-based compensation, net of income taxes	$6,037	$16,078	$5,328	$13,707	$8,605	$14,984

(1)	Includes options and cash-settled stock appreciation rights.
(2)	Includes restricted share awards and deferred restricted share units and performance and market condition restricted share units.
(3)	Includes cash-settled restricted stock units.
(4)	Relates to accelerated recognition of compensation cost of share-based awards (See Note 4 to the Consolidated Financial Statements for information related to the special charges).

Stock Options

We use the Black-Scholes option-pricing model to value our option grants using the assumptions in the following table:

	Year Ended December 31,
	2013	2012	2011
Assumptions
Risk-free interest rate	0.77% – 1.71%	0.54% – 1.11%	0.88% – 2.58%
Dividend yield	0%	0%	0%
Expected term	5 – 6 years	4 – 6 years	5 – 6 years
Stock price volatility	37.30% – 38.27%	37.94% – 40.04%	39.23% – 40.82%

The following table summarizes the option activity under our Equity Compensation Plans as of and for the year ended December 31, 2013. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	5,206	$35.58
Options granted during the period:
Exercise Price = fair market value	543	$35.32
Options exercised	(1,278)	$27.95
Options forfeited	(114)	$39.39

Options outstanding, December 31, 2013	4,357	$37.68	5.7	$27,820

Options exercisable, December 31, 2013	2,286	$37.91	4.1	$17,378

Cash received from option exercises for the years ended December 31, 2013, 2012 and 2011 was $35.7 million, $7.9 million and $15.6 million, respectively. The actual tax benefit realized from stock options exercised totaled $5.5 million, $1.4 million and $3.6 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $15.1 million, $3.1 million and $10.3 million, respectively.

The table below reflects the weighted-average grant date fair value per share of stock options and restricted shares and stock units awarded during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Weighted average fair value of grants
Stock options:
Grant price = fair market value	$13.15	$12.99	$13.68
Restricted shares	$36.31	$36.55	$37.45

Following is a summary of the status of stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Exercise Price
$ 16.80 – $ 27.89	905	$25.26	2.6 years	868	$25.20
$ 27.96 – $ 34.62	968	$31.99	7.1 years	185	$30.28
$ 35.18 – $ 38.58	1,137	$37.31	6.9 years	406	$37.51
$ 38.88 – $ 54.30	885	$44.24	6.3 years	462	$46.10
$ 55.63 – $ 70.55	462	$62.27	4.5 years	365	$62.05

	4,357			2,286

As of December 31, 2013, there was $13.2 million of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized ratably over a weighted-average period of 2.8 years.

Share Awards

A summary of our unvested restricted stock-based activity during the year ended December 31, 2013 is presented below. The fair value of unvested restricted stock-based awards is determined based on the closing market price per share of our common stock on the grant date.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted stock-based awards outstanding, December 31, 2012	1,312	$37.43
Restricted stock-based awards granted	451	$37.21
Restricted stock-based awards vested	(497)	$36.97
Restricted stock-based awards forfeited	(22)	$60.65

Unvested restricted stock-based awards outstanding, December 31, 2013	1,244	$37.14

As of December 31, 2013, there was $19.9 million of unrecognized compensation cost related to unvested restricted stock-based awards. That cost is expected to be recognized ratably over a weighted-average period of 3.5 years. The total fair value of restricted stock-based awards that vested during the years ended December 31, 2013, 2012 and 2011 was $17.9 million, $16.9 million, and $14.0 million, respectively.

Deferred Restricted Stock Units

Deferred stock units and deferred restricted stock units (collectively, “Restricted Stock Units”) under the deferred compensation provisions of the 2009 Omnibus Plan may be granted to certain key employees and to non-employee directors who elect to defer their annual retainer payment and/or annual equity payment, payable on the date of our annual stockholders meeting each year. Each Restricted Stock Unit is equivalent to one share of FTI Consulting common stock. The Restricted Stock Units granted to key employees who elect to defer a portion of their annual bonus payment under the eligible bonus plan are immediately vested upon issuance and are settled in common stock with the participants at either their date of separation from service or the individual’s elected payment date pursuant Code Section 409A. Restricted Stock Units issued to non-employee directors on account of the director’s annual equity payment vest on the first anniversary of the grant date, provided that the non-employee director is serving in that capacity on the applicable vesting date, subject to accelerated vesting rights on the event of (i) the director’s cessation of service due to the Board’s failure to nominate such individual as a director, (ii) the director’s decision not to stand for re-election or to voluntarily resign, or (iii) our stockholders not reelecting him or her as a director. Restricted Stock Units issued to non-employee directors on account of their annual retainer payments are not subject to any time-based vesting conditions. Restricted Stock Units scheduled to vest in a year in which the director is not nominated for election or a director is not elected by stockholders will vest and not be forfeited. Upon a separation from service event or an elected payment date pursuant to Code Section 409A, such non-employee director will receive one share of common stock for each Restricted Stock Unit credited to his or her account on the books of the Company.

A summary of our Restricted Stock Units activity during the year ended December 31, 2013 is presented below. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value based on the closing price of our common stock on the last trading day of 2013. The fair value of Restricted Stock Units is determined based on the closing market price per share of our common stock on the grant date.

	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Restricted Stock Units outstanding, December 31, 2012	875	$38.18
Restricted Stock Units granted	241	$34.61
Restricted Stock Units released	(136)	$37.40
Restricted Stock Units forfeited	—	$—

Restricted Stock Units outstanding, December 31, 2013	980	$37.54	$40,315

The intrinsic value of Restricted Stock Units released reflects the market value of our common stock on the date of release. The total intrinsic value of Restricted Stock Units released was $4.7 million, $3.5 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, there was $2.3 million of unrecognized compensation cost related to unvested Restricted Stock Units. That cost is expected to be recognized ratably over a weighted-average period of 2.0 years. The total fair value of Restricted Stock Units that vested during the years ended December 31, 2013, 2012 and 2011 was $4.6 million, $4.0 million, and $5.3 million, respectively.

7. Research and Development Costs

Research and development costs related to software development totaled $15.8 million, $20.2 million, and $23.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Consolidated Statements of Comprehensive Income (Loss).

8. Acquisitions

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price is in the form of contingent consideration. The contingent consideration represents the difference between the seller’s and our perceived values of the business based upon our respective future performance estimates at the time of acquisition. The use of contingent consideration allows the buyer to shift some of the valuation risk, inherent at the time of acquisition, to the seller based upon the outcome of future financial targets that the seller contemplates in its valuation. Contingent consideration is payable annually if agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Contingent consideration related to acquisitions consummated prior to January 1, 2009 is recorded as additional purchase price with the adjustment recorded as an increase to goodwill if the contingency is satisfied. Additional consideration related to businesses acquired prior to January 1, 2009 that was recorded as an adjustment to goodwill was $15.0 million and $18.6 million for the years ended December 31, 2013 and 2012, respectively.

Certain acquisition related restricted stock agreements entered into prior to January 1, 2009 contained stock price guarantees that may result in cash payments in the future if our share price falls below a specified per share market value on the date that the applicable stock restrictions lapse (the “determination date”). For those acquisitions, the future settlement of any contingency related to our common stock price will be recorded as a reduction to additional paid-in capital. During 2013, we paid $4.1 million in cash in relation to the stock price guarantees on certain shares of common stock that became unrestricted, which was recorded as a reduction to additional paid-in capital. As of December 31, 2013, no further acquisition-related stock price guarantees are outstanding.

2013 Acquisitions

During the fourth quarter of 2013, we completed two acquisitions. The total purchase price included initial consideration with a value of $15.2 million plus, for one of the acquisitions, acquisition-related contingent consideration. The contingent consideration is payable through 2014 if the acquired business meets certain performance measures.

During the second quarter of 2013, we completed two acquisitions. The total purchase price included initial consideration with a value of $26.7 million plus acquisition-related contingent consideration. The contingent consideration is payable through the next five years if the acquired businesses meet certain performance measures.

During the first quarter of 2013, we completed two acquisitions. The total purchase price included initial consideration with a value of $9.1 million plus, for one of the acquisitions, acquisition-related contingent consideration. The contingent consideration is payable annually through December 31, 2017 if the acquired business meets certain performance measures, and is subject to an $8.0 million aggregate cap.

For acquisitions completed during the year ended December 31, 2013, as part of the purchase price allocations, we recorded $17.2 million in identifiable intangible assets and $38.9 million in goodwill. The estimated fair value of the acquisition-related contingent consideration of $12.6 million is recorded in “Accounts payable, accrued expenses and other” and “Other liabilities” on the Consolidated Balance Sheets. Certain of the purchase price allocations were preliminary as of December 31, 2013 and we are currently evaluating the fair value of the consideration transferred, assets acquired, and liabilities assumed. For these acquisitions, we recorded $4.7 million of acquisition-related contingent consideration, $9.5 million of identifiable intangible assets, $1.2 million of deferred tax liabilities and $10.1 million of goodwill. Pro forma results of operations were not presented because these acquisitions were not material in relation to our consolidated financial position or results of operations for the periods presented.

2012 Acquisitions

In December 2012, we completed an acquisition in the United States for our Corporate Finance/Restructuring segment. The acquisition date fair value of total consideration transferred was $11.1 million, which consisted of $9.8 million of cash and stock paid at closing and contingent consideration with a fair value of $1.3 million. As part of the purchase price we recorded $3.4 million of identified intangible assets and $7.8 million of goodwill.

In October 2012, we completed an acquisition in Australia for our Corporate Finance/Restructuring segment. The acquisition date fair value of total consideration transferred was $27.4 million, which consisted of approximately $25.4 million of cash and stock paid at closing and contingent consideration with a fair value of $2.1 million. As part of the purchase price we recorded $1.5 million of identified intangible assets and $18.4 million of goodwill.

In March 2012, we completed an acquisition in the United States for our Corporate Finance/Restructuring segment. The acquisition date fair value of total consideration transferred was approximately $3.1 million, which included $2.0 million of cash paid at closing and contingent consideration with a fair value of $1.1 million. As part of the purchase price we recorded $0.9 million of identified intangible assets and $2.2 million of goodwill.

Pro forma financial results of operations for the acquisitions completed in 2012 have not been presented because these acquisitions were not material in relation to our consolidated financial position or results of operations for the periods presented.

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

9. Concentrations of Risk

We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2013, 27% of our revenues were derived from client-facing professionals who reside outside the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. We do not have a single customer that represents ten percent or more of our consolidated revenues.

10. Balance Sheet Details

	December 31,
	2013	2012
Prepaid expenses and other current assets
Prepaid expenses	$30,906	$27,647
Other current assets	18,540	9,891
Income tax receivable	12,354	14,003

	$61,800	$51,541

Accounts payable, accrued expenses and other
Accounts payable	$14,467	$10,139
Accrued expenses	53,164	44,424
Accrued contingent consideration	21,034	8,201
Accrued interest payable	9,479	9,048
Accrued taxes payable	9,323	11,114
Other current liabilities	19,419	15,183

	$126,886	$98,109

11. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2013 and 2012, based on the short-term nature of the assets and liabilities. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/4% Senior Notes Due 2020 (“2020 Notes”) and 6.0% Senior Notes Due 2022, (“2022 Notes”), at December 31, 2013. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

The following table presents the carrying amounts and estimated fair values of our other financial instruments at December 31, 2013 and 2012:

	December 31,
	2013		2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Acquisition-related contingent consideration, including current portion (1)	$13,329	$13,329	$16,426	$16,426
Long-term debt, including current portion	717,000	752,750	723,000	762,000

Total	$730,329	$766,079	$739,426	$778,426

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other.” The long-term portion is included in “Other liabilities.”

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

The significant unobservable inputs used in the fair value measurements of our acquisition-related contingent consideration are our measures of the future profitability and related cash flows and discount rates. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is accompanied by a directionally opposite change in the fair value measurement and a change in the assumptions used for the future cash flows is accompanied by a directionally similar change in the fair value measurement. The fair value of the contingent consideration is reassessed at each reporting period by the Company based on a collaborative effort of the Company’s operations, finance and accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period.

During the years ended December 31, 2013 and 2012, management determined that the fair value of certain contingent consideration liabilities had declined. This remeasurement of the contingent consideration was based on management’s probability-adjusted present value of the consideration expected to be transferred during the remainder of the earnout period, based on the acquired operations’ forecasted results. The resulting reduction in the liability during the years ended December 31, 2013, 2012 and 2011, of $13.6 million, $5.2 million and $10.0 million, respectively, is recorded as income and is included within “Acquisition-related contingent consideration” in the Consolidated Statements of Comprehensive Income (Loss).

Accretion expense for acquisition-related contingent consideration totaled $2.7 million, $2.2 million and $3.5 million for years ended December 31, 2013, 2012 and 2011, respectively, and is included within “Acquisition-related contingent consideration” in the Consolidated Statements of Comprehensive Income (Loss).

The following table represents the change in the acquisition-related contingent consideration liability during the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Beginning balance	$16,426	$14,990
Acquisitions (1)	8,993	8,171
Adjustments to fair value recorded in earnings (2)	(10,869)	(3,064)
Payments	(401)	(1,287)
Elimination of contingency (3)	—	(2,534)
Unrealized gains related to currency translation in other comprehensive income	(820)	150

Ending balance	$13,329	$16,426

(1)	Includes adjustments during the purchase price allocation period.
(2)

Includes adjustments to fair value related to accretion and remeasurement of contingent consideration which are recorded in “Acquisition-related contingent consideration” on the Consolidated Statements of Comprehensive Income (Loss).

(3)

During the year ended December 31, 2012, we fixed an acquisition-related contingent consideration liability in the amount of $2.5 million. The non-contingent consideration liability is no longer required to be remeasured to fair value and, accordingly, is not classified as a Level 3 measurement.

The following table presents financial liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2013
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$13,329	$13,329
As of December 31, 2012
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$16,426	$16,426

12. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012
Leasehold improvements	$65,742	$62,906
Construction in progress	18,477	2,883
Furniture and equipment	36,394	34,781
Computer equipment and software	97,390	92,563

	218,003	193,133
Accumulated depreciation and amortization	(138,996)	(124,941)

Property and equipment, net	$79,007	$68,192

Depreciation expense totaled $26.8 million, $30.2 million and $26.0 million during the years ended December 31, 2013, 2012 and 2011, respectively.

13. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance December 31, 2011:
Goodwill	$436,043	$198,047	$229,487	$117,958	$327,823	$1,309,358
Accumulated goodwill impairment	—	—	—	—	—	—

Goodwill, net December 31, 2011	$436,043	$198,047	$229,487	$117,958	$327,823	$1,309,358

Acquisitions (1)	31,644	—	—	—	—	31,644
Contingent consideration (2)	905	23	17,708	—	—	18,636
Foreign currency translation adjustment and other	458	887	523	77	8,839	10,784
Goodwill impairment	—	—	—	—	(110,387)	(110,387)

Balance December 31, 2012:
Goodwill	469,050	198,957	247,718	118,035	336,662	1,370,422
Accumulated goodwill impairment	—	—	—	—	(110,387)	(110,387)

Goodwill, net December 31, 2012	$469,050	$198,957	$247,718	$118,035	$226,275	$1,260,035

Acquisitions (1)	18,713	10,979	945	—	4,961	35,598
Contingent consideration (2)	437	—	14,530	—	—	14,967
Foreign currency translation adjustment and other	(7,019)	244	281	38	(1,659)	(8,115)
Intersegment transfers in/(out) (3)	(31,471)	31,471	—	—	—	—
Goodwill impairment	—	—	—	—	(83,752)	(83,752)

Balance December 31, 2013:
Goodwill	449,710	241,651	263,474	118,073	339,964	1,412,872
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net December 31, 2013	449,710	241,651	263,474	118,073	145,825	1,218,733

(1)	Includes adjustments during the purchase price allocation period.
(2)	Contingent consideration is related to business combinations consummated prior to January 1, 2009.
(3)

Includes the reclassification of the Company’s Corporate Finance/Restructuring segment’s healthcare and life sciences practices into the Forensic and Litigation Consulting segment. See Note 19 “Segment Reporting” for information on this segment reclassification.

2013 Goodwill Impairment Test

In the third quarter of 2013, in addition to reduced levels of M&A activity, our Strategic Communications segment experienced pricing pressure for certain discretionary communications services, including initial public offering support services where there is volume but also increasing competition. These factors compressed segment margins and contributed to a change in the Company’s near-term outlook for this segment. This was considered an interim impairment indicator for the Strategic Communications segment at the Strategic Communications reporting unit level. As a result, we performed an interim impairment analysis with respect to the carrying value of goodwill in our Strategic Communications reporting unit in connection with the preparation of our financial statements for the quarter ended September 30, 2013. The results of the Step 1 goodwill impairment analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value; therefore, we applied Step 2 of the goodwill impairment test. The results of Step 2 indicated that the carrying values of the goodwill associated with the Strategic Communications reporting unit exceeded its implied fair value, resulting in a $83.8 million non-deductible goodwill impairment charge which is recorded as a separate line item within operating income (loss) within the Consolidated Statements of Comprehensive Income (Loss). The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company’s existing credit facility and the Indentures for the 2020 and 2022 Notes.

For the 2013 annual goodwill impairment test performed as of the Company’s measurement date of October 1, 2013, we utilized the quantitative test described below for our other reporting units. The results of the Step 1 goodwill impairment analysis indicated that the estimated fair values of our other reporting units exceeded their respective carrying values.

The fair values of our reporting units were estimated using a combination of appropriately weighted income and market approaches. The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans, as well as various growth rate assumptions for years beyond the current business plan period. In the income approach, the cash flows were discounted using an estimated weighted average cost of capital “(WACC”) based on our assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The WACC is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate size premium. In the market approach, we utilize market multiples derived from comparable guideline companies and comparable market transactions to the extent available. These valuations are based on estimates and assumptions including projected future cash flows and the determination of appropriate market comparables and determination of whether a premium or discount should be applied to such comparables.

2012 Annual Goodwill Impairment Test

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

The results of the Step 1 goodwill impairment analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value while the estimated fair values of our other reporting units exceeded their respective carrying values. The Strategic Communications reporting unit fair value was unfavorably impacted by a combination of lower current and projected cash flows. Because our Strategic Communications reporting unit’s fair value estimate was lower than its carrying value, we applied the second step of the goodwill impairment test.

The second step of the goodwill impairment analysis indicated that the carrying values of the goodwill associated with the Strategic Communications reporting unit exceeded its implied fair value, resulting in a $110.4 million non-deductible goodwill impairment charge. The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company’s existing credit facility.

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $23.0 million, $22.6 million, and $22.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. Based solely on the amortizable intangible assets recorded at December 31, 2013, we estimate amortization expense to be $14.5 million in 2014, $12.7 million in 2015, $11.2 million in 2016, $10.5 million in 2017, $8.9 million in 2018 and an aggregate of $33.7 million in years after 2018. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

	Useful Life in Years	December 31, 2013		December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	1 to 15	$157,064	$73,977	$151,990	$64,095
Non-competition agreements	1 to 10	10,922	9,051	15,184	11,158
Software	3 to 10	40,095	33,625	33,979	27,424
Tradenames	1 to 2	485	365	180	75

		208,566	117,018	201,333	102,752
Unamortized intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$214,166	$117,018	$206,933	$102,752

14. Long-Term Debt

	December 31,
	2013	2012
6 3/4% senior notes due 2020	400,000	400,000
6.0% senior notes due 2022	300,000	300,000
Notes payable to former shareholders of acquired businesses	17,000	23,000

Total debt	717,000	723,000
Less current portion	6,000	6,000

Long-term debt, net of current portion	711,000	717,000

Total capital lease obligations	14	45
Less current portion	14	21

Capital lease obligations, net of current portion	—	24

Long-term debt and capital lease obligations, net of current portion	$711,000	$717,024

6.0% Senior Notes Due 2022. The 2022 Notes have been registered with the SEC. Cash interest is payable semi-annually beginning on May 15, 2013 at a rate of 6.0% per year. The 2022 Notes will mature on November 15, 2022. The 2022 Notes are guaranteed, with certain exceptions, by our existing and future domestic subsidiaries. The 2022 Notes and the guarantees are our and the guarantors’ general unsecured senior obligations. The indebtedness evidenced by the 2022 Notes and the guarantees (i) rank equally in right of payment with all of

FTI Consulting, Inc.’s and the guarantors’ existing and future senior indebtedness, (ii) rank senior in right of payment to any existing and future subordinated indebtedness, (iii) are effectively junior to all of FTI Consulting, Inc.’s and the guarantors’ secured debt, including borrowings under the Senior Bank Credit Facility (as defined below), to the extent of the value of the collateral securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other liabilities of any current and future non-guarantor subsidiaries (other than indebtedness and liabilities owed to FTI Consulting, Inc. or one of its guarantor subsidiaries).

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

Debt issue costs of approximately $7.6 million were capitalized and are being amortized over the term of the 2022 Notes, which approximates the effective interest method.

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

Debt issue costs of approximately $9.8 million were capitalized and are being amortized over the term of the 2020 Notes, which approximates the effective interest method.

Senior bank credit facility. On November 27, 2012, we entered into a new revolving senior bank credit facility which matures on November 25, 2017 (“Senior Bank Credit Facility”). The Senior Bank Credit Facility consists of a $350.0 million senior secured revolving line of credit. The former revolving credit facility entered into on September 27, 2010 provided for a five-year $250.0 million senior secured revolving line of credit. We did not incur any early termination or prepayment penalties in connection with the replacement of the former credit facility in 2012. Borrowings under the Senior Bank Credit Facility bear interest at an annual rate equal to the LIBOR rate plus an applicable margin or an alternative base rate plus an applicable margin. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points and (3) the one-month LIBOR rate plus 100 basis points. Under the Senior Bank Credit Facility, the lenders have a security interest in substantially all of the assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the Senior Bank Credit Facility up to a maximum of $425.0 million.

The credit agreement governing our Senior Bank Credit Facility and the indentures governing our Notes contain covenants which limit our ability to incur additional indebtedness, create liens, pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments, consolidate, merge or sell assets, guarantee obligations of other entities and our foreign subsidiaries, enter into hedging agreements, enter into transactions with affiliates or related persons and engage in any business other than consulting-related businesses. In addition, the credit agreement governing our Senior Bank Credit Facility includes financial covenants that require us to (i) not to exceed a maximum leverage ratio, (ii) not to exceed a maximum senior secured leverage ratio, and (iii) maintain a minimum fixed charge coverage ratio. At December 31, 2013, we were in compliance with all covenants as stipulated in the credit agreement governing our Senior Bank Credit Facility and the indentures governing our Notes. No borrowings were outstanding under the Senior Bank Credit Facility as of December 31, 2013 or December 31, 2012. However, $1.4 million of the borrowing limit was used (and, therefore, unavailable) as of December 31, 2013 and December 31, 2012 for letters of credit.

Notes payable to shareholders of acquired businesses. In connection with our third quarter 2010 acquisition of FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group), we issued $35.0 million of notes to selling shareholders as part of the total consideration paid. These notes are unsecured and bear interest at 8% per annum. Payments of unpaid principal and interest are to be made annually on August 19, 2011 through August 19, 2015. The principal payments have been classified as either current or non-current based on the timing of the payments. At December 31, 2013, $18.0 million had been repaid.

Guarantees. Currently, we do not have any debt guarantees related to entities outside of the consolidated group. At December 31, 2013, substantially all of our domestic subsidiaries are guarantors of borrowings under our Senior Bank Credit Facility and our Notes in the amount of $700.0 million.

Future Maturities of Long-Term Debt

For years subsequent to December 31, 2013, scheduled annual maturities of long-term debt outstanding at December 31, 2013 are as follows:

	Long-term Debt	Capital Lease Obligations	Total
2014	$6,000	$14	$6,014
2015	11,000	—	11,000
2016	—	—	—
2017	—	—	—
2018	—	—	—
Thereafter	700,000	—	700,000

	$717,000	$14	$717,014

15. Commitments and Contingencies

Operating Lease Commitments

Rental expense, net of rental income was $60.7 million, $57.0 million, and $57.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. For years subsequent to December 31, 2013, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases of $1.7 million in 2014, $1.8 million in 2015, $1.8 million in 2016, $1.5 million in 2017, $1.2 million in 2018 and $4.5 million thereafter are as follows:

Operating Leases
2014	$44,987
2015	$37,726
2016	$36,879
2017	$39,719
2018	$32,389
Thereafter	$143,157

$334,857

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.

16. Income Taxes

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$11,126	$9,204
Accrued vacation and bonus	18,662	8,016
Deferred rent	16,119	16,137
Share-based compensation	21,843	23,730
Notes receivable from employees	26,036	27,791
State net operating loss carryforward & credits	2,454	1,921
Foreign net operating loss carryforward	6,024	7,976
Foreign tax credits	2,169	1,253
Future foreign tax credit asset	6,861	8,406
Deferred compensation	12,463	(152)
Other — net	9,090	4,783

Total deferred tax assets	132,847	109,065

Deferred tax liabilities:
Revenue recognition	(16,474)	(19,706)
Property, equipment and capitalized software	(6,523)	(819)
Goodwill and other intangible asset amortization	(210,656)	(188,737)

Total deferred tax liabilities	(233,653)	(209,262)

Valuation allowance	(10,201)	(1,939)

Net deferred tax liabilities	$(111,007)	$(102,136)

As of December 31, 2013, we have not provided for deferred taxes on $22.5 million of the undistributed non-U.S. subsidiary earnings that are considered permanently invested. If these earnings were distributed in the form of dividends or otherwise, the distributors would be subject to U.S. federal income tax of approximately $7.9 million.

At December 31, 2013 and 2012, the Company believed certain deferred tax assets principally associated with foreign net operating loss, foreign tax credit carryforwards, and other related foreign balance sheet accounts which can be carried forward for periods ranging from 20 years to indefinite, would expire unused based on updated forward-looking financial information. Therefore, valuation allowances of $10.2 million and $1.9 million were recorded against the Company’s net deferred tax assets at December 31, 2013 and 2012, respectively. In assessing the realizability of other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance.

The components of “Income before income tax provision” from continuing operations are as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$32,498	$40,275	$123,439
Foreign	(687)	(37,161)	29,688

	$31,811	$3,114	$153,127

The components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$16,066	$21,172	$30,048
State	6,673	6,268	5,844
Foreign	9,599	7,021	5,977

	32,338	34,461	41,869

Deferred
Federal	$(1,094)	$7,553	$11,858
State	(1,054)	(719)	564
Foreign	12,215	(1,195)	(5,067)

	10,067	5,639	7,355

Income tax provision	$42,405	$40,100	$49,224

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax expense at federal statutory rate	$11,134	$1,090	$53,595
State income taxes, net of federal benefit	3,270	3,607	4,166
Benefit from lower foreign tax rates	(5,214)	(5,357)	(7,115)
Non-deductible goodwill impairment	29,313	38,635	—
Valuation allowance on foreign tax credits & net operating loss carryforward	8,206	—	—
Other expenses not deductible for tax purposes	2,872	3,682	2,791
Changes in non-taxable contingent consideration	(2,777)	(1,151)	(2,367)
Other adjustments, net	(4,399)	(406)	(1,846)

	$42,405	$40,100	$49,224

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2011 and are no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2008. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

Our liability for uncertain tax positions was $2.9 million and $3.8 million at December 31, 2013 and 2012, respectively. During the first quarter of 2013, the Company effectively settled certain prior year tax matters. As a result, the Company reversed approximately $2.2 million of its liability for uncertain tax positions. Interest and penalties related to uncertain tax positions are classified as operating expenses and are excluded from the income tax provision. At December 31, 2013, our accrual for the payment of tax-related interest and penalties was not material. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution and closure of such examinations is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by approximately $2.3 million in the next 12 months.

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

Common Stock Repurchase Program

2012 stock repurchase program.

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2013, we repurchased and retired 1,956,900 shares of our common stock for an average price per share of $36.35, at a cost of $71.1 million, of which $66.7 million was paid at December 31, 2013. $4.4 million was accrued and included in

“Accounts payable, accrued expenses and other” on the Consolidated Balance Sheets. During the year ended December 31, 2012, we repurchased and retired 1,681,029 shares of our common stock for an average price per share of $29.76, using cash on hand, with a value equivalent to approximately $50.0 million. At December 31, 2013, a balance of approximately $128.8 million remained available under the 2012 Repurchase Program.

2009 stock repurchase program.

In the first quarter of 2011, we entered into a supplemental confirmation with Goldman Sachs for a $209.4 million accelerated stock buyback transaction (the “2011 ASB”), pursuant to the November 2009 collared accelerated stock buyback master confirmation agreement between us and Goldman Sachs (the “Master Agreement”). During the year ended December 31, 2011 we repurchased and retired 5,733,205 shares of common stock, using cash on hand of approximately $209.4 million. The repurchase of shares was accounted for as a share retirement resulting in a reduction of common stock issued and outstanding of 5,733,205 shares and a corresponding reduction in common stock and additional paid-in capital of $209.4 million. The completion of the 2011 ASB completed the $500 million stock repurchase program authorized by the Board of Directors in November 2009.

18. Employee Benefit Plans

We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percent of the participant’s eligible compensation. FTI Consulting matches each participant’s eligible 401(k) plan contributions up to the annual limit specified by the Internal Revenue Service. We made contributions related to the plan of $9.2 million, $8.8 million and $8.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom and other foreign countries. The assets of the schemes are held separately from those of FTI Consulting in independently administered funds. We contributed to these plans $5.3 million, $6.2 million and $5.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.

19. Segment Reporting

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three years ended December 31, 2013:

	Year Ended December 31,
	2013	2012	2011
Revenues
Corporate Finance/Restructuring	$382,526	$394,719	$364,409
Forensic and Litigation Consulting	433,632	407,586	428,730
Economic Consulting	447,366	391,622	353,981
Technology	202,663	195,194	218,738
Strategic Communications	186,245	187,750	200,910

Total revenues	$1,652,432	$1,576,871	$1,566,768

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$78,797	$101,137	$84,933
Forensic and Litigation Consulting	76,422	60,572	81,885
Economic Consulting	92,204	77,461	67,028
Technology	60,655	57,203	77,011
Strategic Communications	18,737	25,019	26,801

Total Adjusted Segment EBITDA (1)	$326,815	$321,392	$337,658

(1)	Total Adjusted Segment EBITDA is the total of Adjusted Segment EBITDA for all segments.

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

	Year Ended December 31,
	2013	2012	2011
Total Adjusted Segment EBITDA (1)	$326,815	$321,392	$337,658
Segment depreciation expense	(28,203)	(25,058)	(23,620)
Amortization of intangible assets	(22,954)	(22,407)	(22,371)
Special charges	(38,414)	(29,557)	(15,212)
Goodwill impairment charge	(83,752)	(110,387)	—
Unallocated corporate expenses, excluding special charges	(72,053)	(74,947)	(71,008)
Interest income and other	1,748	5,659	6,304
Interest expense	(51,376)	(56,731)	(58,624)
Loss on early extinguishment of debt	—	(4,850)	—

Income before income tax provision	$31,811	$3,114	$153,127

(1)	Total Adjusted Segment EBITDA is the total of Adjusted Segment EBITDA for all segments.

The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets:

	December 31,
	2013	2012
Corporate Finance/Restructuring	$669,027	$653,998
Forensic and Litigation Consulting	444,850	397,879
Economic Consulting	487,549	477,430
Technology	208,612	203,117
Strategic Communications	267,884	342,198

Total segment assets	2,077,922	2,074,622
Unallocated corporate assets	287,025	200,830

Total assets	$2,364,947	$2,275,452

The table below details information on our revenues for the three years ended December 31, 2013. Revenues have been attributed to location based on the location of the legal entity generating the revenue:

	Year Ended December 31,
	2013	2012	2011
United States	$1,208,978	$1,171,805	$1,187,661
United Kingdom	194,614	179,643	173,620
All foreign countries	248,840	225,423	205,487

Total revenue	$1,652,432	$1,576,871	$1,566,768

We do not have a single customer that represents ten percent or more of our consolidated revenues.

The table below details information on our long-lived assets and net assets at December 31, 2013 and 2012 attributed to geographic location based on the location of the legal entity holding the assets:

	December 31, 2013			December 31, 2012
	United States	United Kingdom	All foreign countries	United States	United Kingdom	All foreign countries
Property and equipment, net of accumulated depreciation	$50,351	$16,931	$11,725	$53,889	$5,033	$9,270
Net assets	$504,963	$220,951	$316,345	$534,680	$255,952	$277,600

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

Condensed Consolidating Balance Sheet Information as of December 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$111,943	$494	$93,396	$—	$205,833
Accounts receivable, net	154,357	162,505	159,583	—	476,445
Intercompany receivables	—	820,158	18,881	(839,039)	—
Other current assets	68,292	20,932	32,359	—	121,583

Total current assets	334,592	1,004,089	304,219	(839,039)	803,861
Property and equipment, net	31,304	19,047	28,656	—	79,007
Goodwill	559,820	408,903	250,010	—	1,218,733
Other intangible assets, net	33,746	19,534	72,221	(28,353)	97,148
Investments in subsidiaries	1,772,130	498,001	—	(2,270,131)	—
Other assets	75,561	56,949	33,688	—	166,198

Total assets	$2,807,153	$2,006,523	$688,794	$(3,137,523)	$2,364,947

Liabilities
Intercompany payables	$709,628	$74,813	$54,598	$(839,039)	$—
Other current liabilities	154,049	114,883	115,398	—	384,330

Total current liabilities	863,677	189,696	169,996	(839,039)	384,330
Long-term debt, net	700,000	11,000	—	—	711,000
Other liabilities	201,217	15,009	11,132	—	227,358

Total liabilities	1,764,894	215,705	181,128	(839,039)	1,322,688
Stockholders' equity	1,042,259	1,790,818	507,666	(2,298,484)	1,042,259

Total liabilities and stockholders' equity	$2,807,153	$2,006,523	$688,794	$(3,137,523)	$2,364,947

Condensed Consolidating Balance Sheet Information as of December 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$66,663	$610	$89,512	$—	$156,785
Accounts receivable, net	140,254	149,253	139,733	—	429,240
Intercompany receivables	7,053	674,136	23,185	(704,374)	—
Other current assets	46,978	20,469	20,903	—	88,350

Total current assets	260,948	844,468	273,333	(704,374)	674,375
Property and equipment, net	37,411	16,477	14,304	—	68,192
Goodwill	558,473	418,789	282,773	—	1,260,035
Other intangible assets, net	36,826	23,975	74,967	(31,587)	104,181
Investments in subsidiaries	1,631,243	502,954	—	(2,134,197)	-
Other assets	85,109	66,170	28,318	(10,928)	168,669

Total assets	$2,610,010	$1,872,833	$673,695	$(2,881,086)	$2,275,452

Liabilities
Intercompany payables	$549,339	$112,137	$42,898	$(704,374)	$—
Other current liabilities	118,865	79,533	105,799	—	304,197

Total current liabilities	668,204	191,670	148,697	(704,374)	304,197
Long-term debt, net	700,024	17,000	—	—	717,024
Other liabilities	173,550	10,479	12,898	(10,928)	185,999

Total liabilities	1,541,778	219,149	161,595	(715,302)	1,207,220
Stockholders’ equity	1,068,232	1,653,684	512,100	(2,165,784)	1,068,232

Total liabilities and stockholders’ equity	$2,610,010	$1,872,833	$673,695	$(2,881,086)	$2,275,452

Condensed Consolidating Income (Loss) Statement for the Year Ended December 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$593,644	$985,398	$453,272	$(379,882)	$1,652,432
Operating expenses
Direct cost of revenues	382,066	745,227	292,214	(377,446)	1,042,061
Selling, general and administrative expense	166,014	110,485	120,618	(2,436)	394,681
Special charges	34,338	112	3,964	—	38,414
Acquisition-related contingent consideration	416	653	(11,938)	—	(10,869)
Amortization of other intangible assets	4,504	10,211	11,472	(3,233)	22,954
Goodwill impairment charge	—	30,321	53,431	—	83,752

	587,338	897,009	469,761	(383,115)	1,570,993

Operating income (loss)	6,306	88,389	(16,489)	3,233	81,439
Other (expense) income	(61,461)	(5,947)	17,780	—	(49,628)

Income before (loss) before income tax provision	(55,155)	82,442	1,291	3,233	31,811

Income tax (benefit) provision	(24,654)	53,543	13,516	—	42,405
Equity in net earnings of subsidiaries	19,907	(17,744)	—	(2,163)	—

Net income (loss)	$(10,594)	$11,155	$(12,225)	$1,070	$(10,594)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments including tax expense of $0	(60)	—	(9,660)	—	(9,720)

Other comprehensive loss, net of tax:	(60)	—	(9,660)	—	(9,720)

Comprehensive income (loss)	$(10,654)	$11,155	$(21,885)	$1,070	$(20,314)

Condensed Consolidating Income (Loss) Statement for the Year Ended December 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$602,917	$949,545	$413,739	$(389,330)	$1,576,871
Operating expenses
Direct cost of revenues	389,619	713,305	261,936	(384,328)	980,532
Selling, general and administrative expense	160,919	112,697	109,402	(5,002)	378,016
Special charges	19,026	4,738	5,793	—	29,557
Acquisition-related contingent consideration	91	—	(3,155)	—	(3,064)
Amortization of other intangible assets	5,611	9,927	10,167	(3,298)	22,407
Goodwill impairment charge	—	37,987	72,400	—	110,387

	575,266	878,654	456,543	(392,628)	1,517,835

Operating income (loss)	27,651	70,891	(42,804)	3,298	59,036
Other (expense) income	(65,698)	42,424	2,237	(34,885)	(55,922)

Income before (loss) before income tax provision	(38,047)	113,315	(40,567)	(31,587)	3,114

Income tax (benefit) provision	(1,698)	47,623	(5,825)	—	40,100
Equity in net earnings of subsidiaries	(637)	(30,438)	—	31,075	—

Net income (loss)	$(36,986)	$35,254	$(34,742)	$(512)	$(36,986)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments including tax expense of $654	(654)	—	15,677	—	15,023

Other comprehensive income (loss), net of tax:	(654)	—	15,677	—	15,023

Comprehensive income (loss)	$(37,640)	$35,254	$(19,065)	$(512)	$(21,963)

Condensed Consolidating Income Statement for the Year Ended December 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$584,833	$1,000,419	$384,779	$(403,263)	$1,566,768
Operating expenses
Direct cost of revenues	380,479	718,826	249,126	(391,523)	956,908
Selling, general and administrative expense	160,336	123,488	101,211	(11,740)	373,295
Special charges	8,561	228	6,423	—	15,212
Acquisition-related contingent consideration	—	—	(6,465)	—	(6,465)
Amortization of other intangible assets	3,713	12,103	6,555	—	22,371

	553,089	854,645	356,850	(403,263)	1,361,321

Operating income	31,744	145,774	27,929	—	205,447
Other (expense) income	(53,649)	1,195	134	—	(52,320)

Income before (loss) before income tax provision	(21,905)	146,969	28,063	—	153,127

Income tax (benefit) provision	(12,776)	61,091	909	—	49,224
Equity in net earnings of subsidiaries	113,032	25,310	—	(138,342)	—

Net income	$103,903	$111,188	$27,154	$(138,342)	$103,903

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments including tax benefit of $1,568	1,568	—	(4,470)	—	(2,902)

Other comprehensive income (loss), net of tax:	1,568	—	(4,470)	—	(2,902)

Comprehensive income	$105,471	$111,188	$22,684	$(138,342)	$101,001

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(37,166)	$178,234	$52,203	$193,271

Investing activities
Payments for acquisition of businesses, net of cash received	(12,555)	(7,157)	(35,786)	(55,498)
Purchases of property and equipment	(4,296)	(17,507)	(20,741)	(42,544)
Purchases of investments	—	—	(5,094)	(5,094)
Other	45	—	—	45

Net cash used in investing activities	(16,806)	(24,664)	(61,621)	(103,091)

Financing activities
Payments of long-term debt and capital lease obligations	—	(6,000)	(21)	(6,021)
Purchase and retirement of common stock	(66,763)	—	—	(66,763)
Net issuance of common stock under equity compensation plans	29,392	—	—	29,392
Other	1,515	—	(1,252)	263
Intercompany transfers	135,108	(147,686)	12,578	—

Net cash provided by (used in) financing activities	99,252	(153,686)	11,305	(43,129)

Effects of exchange rate changes and fair value adjustments on cash and cash equivalents	—	—	1,997	1,997

Net increase (decrease) in cash and cash equivalents	45,280	(116)	3,884	49,048
Cash and cash equivalents, beginning of year	66,663	610	89,512	156,785

Cash and cash equivalents, end of year	$111,943	$494	$93,396	$205,833

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(63,218)	$172,578	$10,828	$120,188

Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(41,722)	—	(21,171)	(62,893)
Purchases of property and equipment	(8,310)	(15,689)	(3,760)	(27,759)
Other	246	—	—	246

Net cash used in investing activities	(49,786)	(15,689)	(24,931)	(90,406)

Financing activities
Borrowings under revolving line of credit	75,000	—	—	75,000
Payments of revolving line of credit	(75,000)	—	—	(75,000)
Payments of long-term debt and capital lease obligations	(377,810)	(49)	—	(377,859)
Issuance of debt securities, net	292,608	—	—	292,608
Purchase and retirement of common stock	(50,032)	—	—	(50,032)
Net issuance of common stock under equity compensation plans	1,598	—	—	1,598
Other	(2,441)	—	(2,120)	(4,561)
Intercompany transfers	154,564	(156,427)	1,863	—

Net cash provided by (used in) financing activities	18,487	(156,476)	(257)	(138,246)

Effects of exchange rate changes on cash and cash equivalents	—	—	826	826

Net (decrease) increase in cash and cash equivalents	(94,517)	413	(13,534)	(107,638)
Cash and cash equivalents, beginning of year	161,180	197	103,046	264,423

Cash and cash equivalents, end of year	$66,663	$610	$89,512	$156,785

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$206,672	$(40,834)	$7,990	$173,828

Investing activities
Payments for acquisition of businesses, net of cash received	(33,735)	—	(28,611)	(62,346)
Purchases of property and equipment and other	(9,868)	(13,829)	(7,605)	(31,302)

Net cash used in investing activities	(43,603)	(13,829)	(36,216)	(93,648)

Financing activities
Borrowings under revolving line of credit	25,000	—	—	25,000
Payments of revolving line of credit	(25,000)	—	—	(25,000)
Payments of long-term debt and capital lease obligations	(6,788)	(206)	—	(6,994)
Cash received for settlement of interest rate swaps	5,596	—	—	5,596
Purchase and retirement of common stock	(209,400)	—	—	(209,400)
Net issuance of common stock under equity compensation plans	11,109	—	—	11,109
Other	960	—	—	960
Intercompany transfers	(96,104)	53,636	42,468	—

Net cash (used in) financing activities	(294,627)	53,430	42,468	(198,729)

Effects of exchange rate changes on cash and cash equivalents	—	—	(1,598)	(1,598)

Net (decrease) increase in cash and cash equivalents	(131,558)	(1,233)	12,644	(120,147)
Cash and cash equivalents, beginning of year	292,738	1,430	90,402	384,570

Cash and cash equivalents, end of year	$161,180	$197	$103,046	$264,423

21. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2013
Revenues	407,178	414,613	414,643	$415,998

Operating expenses
Direct cost of revenues	258,480	259,528	255,152	268,901
Selling, general and administrative expenses	96,647	96,325	94,513	107,196
Special charges	427	—	10,419	27,568
Acquisition-related contingent consideration	731	(7,452)	630	(4,778)
Amortization of other intangible assets	5,564	5,953	5,776	5,661
Goodwill impairment charge	—	—	83,752	—

	361,849	354,354	450,242	404,548

Operating income (loss)	45,329	60,259	(35,599)	11,450
Interest income and other	937	(387)	1,152	46
Interest expense	(12,715)	(13,071)	(12,814)	(12,776)

Income (loss) before income tax provision	33,551	46,801	(47,261)	(1,280)
Income tax provision	9,871	23,315	3,360	5,859

Net income (loss)	23,680	23,486	(50,621)	(7,139)

Earnings (loss) per common share — basic	$0.60	$0.60	$(1.29)	$(0.18)

Earnings (loss) per common share — diluted	$0.58	$0.58	$(1.29)	$(0.18)

Weighted average common shares outstanding
Basic	39,403	39,143	39,094	39,115

Diluted	40,620	40,293	39,094	39,115

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
Revenues	395,228	396,243	386,055	399,345

Operating expenses
Direct cost of revenues	245,618	248,220	241,614	245,080
Selling, general and administrative expenses	102,589	92,460	88,909	94,058
Special charges	—	26,782	2,775	—
Acquisition-related contingent consideration	557	(3,541)	403	(483)
Amortization of other intangible assets	5,517	5,490	5,766	5,634
Goodwill impairment charge	—	—	—	110,387

	354,281	369,411	339,467	454,676

Operating income (loss)	40,947	26,832	46,588	(55,331)
Interest income and other	3,282	(363)	1,584	1,156
Interest expense	(15,204)	(15,195)	(13,208)	(13,124)
Loss on early extinguishment of debt	—	—	—	(4,850)

Income before income tax provision	29,025	11,274	34,964	(72,149)
Income tax provision	10,594	3,527	12,251	13,728

Net income (loss)	18,431	7,747	22,713	(85,877)

Earnings (loss) per common share — basic	$0.46	$0.19	$0.56	$(2.15)

Earnings (loss) per common share — diluted	$0.43	$0.18	$0.55	$(2.15)

Weighted average common shares outstanding
Basic	40,358	40,592	40,387	39,913

Diluted	43,185	42,074	41,102	39,913

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2013, pursuant to Regulation 14A with the Securities and Exchange Commission.

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
		Consolidated Balance Sheets — December 31, 2013 and 2012
		Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Cash Flows — Years Ended December 31, 2013, 2012 and 2011
		Notes to Consolidated Financial Statements
	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:
		Schedule II — Valuation and Qualifying Accounts
		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise furnished.

FTI Consulting, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions		Deductions**	Balance at End of Period
		Charged to Expense	Charged to Other Accounts*
Year Ended December 31, 2013
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$94,048	$13,335	$20,463	$18,573	$109,273

Valuation allowance for deferred tax asset	$1,939	$8,262	$—	$—	$10,201

Year Ended December 31, 2012
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$80,096	$14,179	$13,054	$13,281	$94,048

Valuation allowance for deferred tax asset	$886	$1,053	$—	$—	$1,939

Year Ended December 31, 2011
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$63,205	$12,586	$18,607	$14,302	$80,096

Valuation allowance for deferred tax asset	$—	$886	$—	$—	$886

*	Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).
**	Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the Securities and Exchange Commission on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	By-laws of FTI Consulting, Inc., as amended and restated through September 17, 2004. (Filed with the SEC on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

3.3	Amendment No. 6 to By-Laws of FTI Consulting, Inc. dated as of December 18, 2008. (Filed with the Securities and Exchange Commission on December 22, 2008 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.)

3.4	Amendment No. 7 to By-Laws of FTI Consulting, Inc. dated as of February 25, 2009. (Filed with the Securities and Exchange Commission on March 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 25, 2009 and incorporated herein by reference.)

3.5	Articles of Amendment dated June 1, 2011 to Charter of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
3.6	Bylaws of FTI Consulting, Inc., as Amended and Restated on June 1, 2011. (Filed with the Securities and Exchange Commission on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.7	Amendment No. 1 to Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

4.1	Indenture, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, relating to FTI Consulting, Inc.’s 6 3/4% Senior Notes due 2020. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.2	Form of 6 3/4% Senior Notes due 2020 (included in Exhibit 4.35). (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.3	Form of Notation of Guarantee (included in Exhibit 4.35). (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Banc of America Securities LLC. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.5	First Supplemental Indenture relating to the 6 3/4% Senior Notes due 2020, dated as of July 10, 2012, by and among FTI Consulting, Inc., the other Guarantors, Sports Analytics LLC, a Maryland limited liability company, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 8, 2012 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.)

4.6	Indenture, dated as of November 27, 2012, among FTI Consulting, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to FTI Consulting, Inc.’s 6.0% Senior Notes due 2022. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

4.7	Form of Notation of Guarantee of 6.0% Senior Notes due 2022 (included in Exhibit 4.2 to the Indenture, dated as of November 27, 2012, among FTI Consulting, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to FTI Consulting, Inc.’s 6.0% Senior Notes due 2022 filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

4.8	Registration Rights Agreement, dated November 27, 2012, among FTI Consulting, Inc., the guarantors party thereto and J.P. Morgan Securities LLC. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

4.9	Second Supplemental Indenture relating to the 6 3/4% Senior Notes due 2020, dated as of May 15, 2013, by and among FTI Consulting, Inc., FTI Consulting (Government Affairs) LLC, FTI Consulting Realty LLC and Wilmington Trust Company, as trustee. (Filed with Securities and Exchange Commission on May 22, 2013 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 dated May 22, 2013 and incorporate herein by reference.)

Exhibit Number	Description of Exhibits
4.10	First Supplemental Indenture relating to the 6.0% Senior Notes due 2022, dated as of May 15, 2013, by and among FTI Consulting, Inc., FTI Consulting (Government Affairs) LLC, FTI Consulting Realty LLC and U.S. Bank National Association, as trustee. (Filed with Securities and Exchange Commission on May 22, 2013 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 dated May 22, 2013 and incorporate herein by reference.)

4.11	Third Supplemental Indenture relating to the 6 3/4% Senior Notes due 2020, dated as of August 16, 2013, by and among FTI Consulting, Inc., FTI Consulting Acuity LLC and Wilmington Trust Company, as trustee. (Filed with Securities and Exchange Commission on November 8, 2013 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013 and incorporate herein by reference.)

4.12	Second Supplemental Indenture relating to the 6.0% Senior Notes due 2022, dated as of August 16, 2013, by and among FTI Consulting, Inc., FTI Consulting Acuity LLC and U.S. Bank National Association, as trustee. (Filed with Securities and Exchange Commission on November 8, 2013 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013 and incorporate herein by reference.)

10.1 *	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.2 *	Employment Agreement dated September 20, 2004 between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.3 *	Restricted Stock Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.4 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed and incorporated herein by reference.)

10.5 *	Amendment dated September 23, 2004 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 9, 2004 and incorporated herein by reference.)

10.6 *	Restricted Stock Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated September 23, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.7 *	FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated as of April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.8 *	Form of Incentive Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.9 *	Form of Restricted Stock Agreement used with 2004 Long-Term Incentive Plan, as amended. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.10 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of October 28, 2004. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 24, 2005 and incorporated herein by reference.)

10.11 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of February 17, 2005. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 24, 2005 and incorporated herein by reference.)

10.12 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan, established effective April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.13 *	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.14 *	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.15 *	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Unit Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.16 *	Form of Nonqualified Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

10.17 *	Amendment to FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated effective April 27, 2005. (Filed with the Securities and Exchange Commission on March 31, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2006 and incorporated herein by reference.)

10.18 *	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.19 *	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective as of April 27, 2005, as further amended. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.20 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission, on June 6, 2006 as exhibit 4.3 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.21 *	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.22 *	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.23 *	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.24 *	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.25 *	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.26 *	FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.27 *	Offer Letter dated May 17, 2005 to and accepted by David G. Bannister. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.28 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, Amended and Restated Effective October 25, 2006. (Filed with the Securities and Exchange Commission on October 26, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2006 and incorporated herein by reference.)

10.29 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix II: Australian Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.30 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix III: Ireland Sub-Plan. (Filed with the Securities Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.31 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix IV: United Kingdom Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.32 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.33 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.34 *	FTI Consulting, Inc. Non-Qualified Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

10.35 *	Amendment No. 1 made and entered into as of April 23, 2007 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on April 26, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 23, 2007 and incorporated herein by reference.)

10.36 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.38 *	FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.39 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.40 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.41 *	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.42 *	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.43 *	Form of Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.44 *	Form of FTI Consulting, Inc. 2004 Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.45 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.46 *	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.47 *	Form of Incentive Stock Option Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as amended and restated. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.48 * **	Amendment No. 2 effective as of August 11, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.49 *	Amendment No. 3 as of December 31, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.50 *	Amendment No. 2 as of December 31, 2008 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.51 *	Employment Letter dated as of December 31, 2008 to and accepted by Roger Carlile. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.52 *	Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.53 *	Amendment made and entered into as of December 31, 2008 to Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.54 *	Amendment No. 1 dated March 31, 2009 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan (Amended and Restated Effective as of February 20, 2008). (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.55 * **	Amendment No. 3 to Employment Agreement made and entered into as of January 2, 2009 by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)

10.56 *	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 23, 2009 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement and incorporated herein by reference.)

10.57 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.58 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.59 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.60 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.61 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.62 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Nonstatutory Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.63 *	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Cash-Based Performance Award Agreement. (Filed with the Securities and Exchange Commission on March 29, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 25, 2010 and incorporated herein by reference.)

10.64 *	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan [as Amended and Restated Effective as of June 2, 2010. (Filed with the Securities and Exchange Commission on April 23, 2010 as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement dated April 23, 2010 and incorporated herein by reference.)

10.65 *	Offer Letter, as amended, dated March 23, 2010, between FTI Consulting, Inc. and Eric B. Miller. (Filed with the Securities and Exchange Commission on May 6, 2010 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.)

10.66 *	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.67 *	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.68 *	Amendment dated June 2, 2010 to Offer Letter dated May 17, 2005 to David G. Bannister. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.69 *	Amendment dated June 2, 2010 to Employment Letter dated December 31, 2008 to Roger D. Carlile. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.70 *	Second Amended Offer Letter dated June 2, 2010 to Eric B. Miller. (Filed with the Securities and Exchange Commission on August 5, 2010 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.71 *	Amendment No. 5 dated as of February 23, 2011 to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (333-173096) and incorporated herein by reference.)

10.72 *	Amendment No. 5 dated as of February 23, 2011 to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (333-173096) and incorporated herein by reference.)

10.73 *	FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 18, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.77 *	Amendment No. 6 dated as of December 13, 2011, to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on December 15, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2011 and incorporated herein by reference.)

10.78 *	Amendment No. 6 dated as of April 5, 2012, to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on April 10, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 4, 2012 and incorporated herein by reference.)

10.79 **	Credit Agreement, dated as of November 27, 2012, among FTI Consulting, Inc., the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

10.80 **	Security Agreement, dated as of November 27, 2012, by and among grantors party thereto and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.81 **	Pledge Agreement, dated as of November 27, 2012, by and among pledgors party thereto and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

10.82 *	Employment Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

10.83 *	Amendment No. 7 dated December 13, 2013 to the Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

10.84 *	Separation Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

10.85† *	Amendment No. 1 to the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan

11.1 †	Computation of Earnings Per Share (included in Note 1 to the Consolidated Financial Statements included in Part II — Item 8 herein).

14.0	FTI Consulting, Inc. Code of Ethics and Business Conduct, as amended and restated effective September 12, 2012. (Filed with the Securities and Exchange Commission on February 28, 2013 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

21.1†	Subsidiaries of FTI Consulting, Inc.

23.0†	Consent of KPMG LLP

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1 †	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1†	Policy on Disclosure Controls, as amended and restated effective as of December 16, 2013.

99.2	Policy on Inside Information and Insider Trading, as amended and restated effective September 12, 2012. (Filed with the Securities and Exchange Commission on February 28, 2013 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

99.3	Corporate Governance Guidelines, as last amended and restated effective as of March 28, 2012. (Filed with the Securities and Exchange Commission on February 28, 2013 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
99.5	Categorical Standards of Director Independence, as last amended and restated effective as of February 25, 2009. (Filed with the Securities and Exchange Commission on February 28, 2013 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

99.6	Charter of Audit Committee of the Board of Directors, as last amended and restated effective as of February 23, 2011. (Filed with the Securities and Exchange Commission on April 11, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

99.7	Charter of the Compensation Committee of the Board of Directors, as last amended and restated effective as of February 27, 2013. (Filed with the Securities and Exchange Commission on May 9, 2013 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-K for the quarter ended March 31, 2013 and incorporated herein by reference.)

99.8	Charter of the Nominating and Corporate Governance Committee, as last amended and restated effective as of December 16, 2009. (Filed with the Securities and Exchange Commission on February 26, 2010 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference.)

99.9	Anti-Corruption Policy, as amended and restated effective September 12, 2012.

101	The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**	With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits, schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 21st day of February 2014.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY Steven H. Gunby	Chief Executive Officer and President and Director (Principal Executive Officer)	February 21, 2014

/s/ ROGER D. CARLILE Roger D. Carlile	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2014

/s/ CATHERINE M. FREEMAN Catherine M. Freeman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2014

/s/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director and Chairman of the Board	February 21, 2014

/s/ BRENDA J. BACON Brenda J. Bacon	Director	February 21, 2014

/s/ DENIS J. CALLAGHAN Denis J. Callaghan	Director	February 21, 2014

/s/ CLAUDIO COSTAMAGNA Claudio Costamagna	Director	February 21, 2014

/s/ JAMES W. CROWNOVER James W. Crownover	Director	February 21, 2014

/s/ VERNON ELLIS Vernon Ellis	Director	February 21, 2014

/s/ NICHOLAS C. FANANDAKIS Nicholas C. Fanandakis	Director	February 21, 2014

/s/ MARC HOLTZMAN Marc Holtzman	Director	February 21, 2014