Form 10-Q
period 2014-03-31
FTI CONSULTING INC
filed 2014-05-02
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1101 K Street NW, Washington, D.C. 20005	33401
(Address of Principal Executive Offices)	(Zip Code)

(202) 312-9100

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common stock, par value $0.01 per share	40,852,724

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$77,005	$205,833
Accounts receivable:
Billed receivables	375,176	352,411
Unbilled receivables	296,838	233,307
Allowance for doubtful accounts and unbilled services	(126,942)	(109,273)

Accounts receivable, net	545,072	476,445
Current portion of notes receivable	33,592	33,093
Prepaid expenses and other current assets	49,014	61,800
Current portion of deferred tax assets	26,543	26,690

Total current assets	731,226	803,861
Property and equipment, net of accumulated depreciation	85,993	79,007
Goodwill	1,221,318	1,218,733
Other intangible assets, net of amortization	88,871	97,148
Notes receivable, net of current portion	130,721	108,298
Other assets	54,438	57,900

Total assets	$2,312,567	$2,364,947

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$112,808	$126,886
Accrued compensation	124,870	222,738
Current portion of long-term debt	26,000	6,014
Billings in excess of services provided	35,532	28,692

Total current liabilities	299,210	384,330
Long-term debt, net of current portion	711,000	711,000
Deferred income taxes	142,390	137,697
Other liabilities	82,939	89,661

Total liabilities	1,235,539	1,322,688

Commitments and contingent liabilities (notes 8, 10 and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—40,854 (2014) and 40,526 (2013)	409	405
Additional paid-in capital	374,242	362,322
Retained earnings	748,738	730,621
Accumulated other comprehensive loss	(46,361)	(51,089)

Total stockholders’ equity	1,077,028	1,042,259

Total liabilities and stockholders’ equity	$2,312,567	$2,364,947

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2014	2013
Revenues	$425,552	$407,178

Operating expenses
Direct cost of revenues	274,275	258,480
Selling, general and administrative expense	108,387	96,647
Special charges	—	427
Acquisition-related contingent consideration	(1,843)	731
Amortization of other intangible assets	4,616	5,564

	385,435	361,849

Operating income	40,117	45,329
Other income (expense)
Interest income and other	1,003	937
Interest expense	(12,655)	(12,715)

	(11,652)	(11,778)

Income before income tax provision	28,465	33,551
Income tax provision	10,348	9,871

Net income	$18,117	$23,680

Earnings per common share—basic	$0.46	$0.60

Earnings per common share—diluted	$0.45	$0.58

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	$4,728	$(15,509)

Total other comprehensive income (loss), net of tax	4,728	(15,509)

Comprehensive income	$22,845	$8,171

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance December 31, 2013	40,526	$405	$362,322	$730,621	$(51,089)	$1,042,259
Net income	—	—	—	18,117	—	18,117
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	4,728	4,728
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $258	117	2	2,393	—	—	2,395
Restricted share grants, less net settled shares of 133	211	2	(4,559)	—	—	(4,557)
Stock units issued under incentive compensation plan	—	—	1,632	—	—	1,632
Non-employee vesting of stock options	—	—	2,951	—	—	2,951
Share-based compensation	—	—	9,503	—	—	9,503

Balance March 31, 2014	40,854	$409	$374,242	$748,738	$(46,361)	$1,077,028

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$18,117	$23,680
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,585	8,006
Amortization of other intangible assets	4,616	5,564
Acquisition-related contingent consideration	(1,843)	731
Provision for doubtful accounts	4,442	4,094
Non-cash share-based compensation	9,503	10,055
Non-cash interest expense	675	670
Other	(443)	(135)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(71,474)	(47,711)
Notes receivable	(26,088)	(227)
Prepaid expenses and other assets	11,927	531
Accounts payable, accrued expenses and other	18,815	16,603
Income taxes	(684)	2,937
Accrued compensation	(93,573)	(28,862)
Billings in excess of services provided	6,630	1,760

Net cash used in operating activities	(110,795)	(2,304)

Investing activities
Payments for acquisition of businesses, net of cash received	(15,611)	(14,676)
Purchases of property and equipment	(15,179)	(7,323)
Other	(10)	12

Net cash used in investing activities	(30,800)	(21,987)

Financing activities
Borrowings under revolving line of credit, net	20,000	—
Purchase and retirement of common stock	(4,367)	(28,758)
Net issuance of common stock under equity compensation plans	(2,490)	(1,335)
Other	(101)	(100)

Net cash provided by (used in) financing activities	13,042	(30,193)

Effect of exchange rate changes on cash and cash equivalents	(275)	(1,598)

Net decrease in cash and cash equivalents	(128,828)	(56,082)
Cash and cash equivalents, beginning of period	205,833	156,785

Cash and cash equivalents, end of period	$77,005	$100,703

Supplemental cash flow disclosures
Cash paid for interest	$391	$321
Cash paid for income taxes, net of refunds	11,034	6,970
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	1,632	2,825

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”) presented herein, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain Adjusted EBITDA prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

2. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, each using the treasury stock method.

	Three Months Ended
	March 31,
	2014	2013
Numerator—basic and diluted
Net income	$18,117	$23,680

Denominator
Weighted average number of common shares outstanding—basic	39,438	39,403
Effect of dilutive stock options	356	595
Effect of dilutive restricted shares	663	622

Weighted average number of common shares outstanding—diluted	40,457	40,620

Earnings per common share—basic	$0.46	$0.60

Earnings per common share—diluted	$0.45	$0.58

Antidilutive stock options and restricted shares	3,177	3,486

3. New Accounting Standards Not Yet Adopted

In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 amends the criteria for reporting a discontinued operation. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. This guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. ASU 2014-08 would impact the Company’s consolidated results of operations and financial condition only in the instance of an event or transaction described above.

4. Special Charges

During the year ended December 31, 2013, we recorded special charges totaling $38.4 million, of which $14.1 million was non-cash. The charges reflect contractual post-employment severance and transition services, equity award and retention bonus expense acceleration primarily related to the transition of the Company’s former Executive Chairman and former President and Chief Executive Officer, accelerated expense related to future payments required to be made under a contractual transition service agreement with a Corporate Finance/Restructuring segment senior client facing professional, and costs related to actions we took to realign our workforce to address current business demands impacting our Corporate Finance/Restructuring and Forensic and Litigation Consulting segments, and to reduce certain corporate overhead within our Europe, Middle East and Africa (“EMEA”) region, most of which were recorded in the third and fourth quarters of 2013.

During the three months ended March 31, 2013, we recorded adjustments to the special charges for office spaces vacated prior to the end of the second quarter of 2012 of approximately $0.4 million. These charges reflected the changes to sublease terms and associated costs for those locations for which subleases were entered into during the three months ended March 31, 2013.

We did not record any special charges for the three months ended March 31, 2014.

The total cash outflow associated with the previously recorded special charges is expected to be $48.5 million, of which $24.1 million has been paid as of March 31, 2014. Approximately $7.8 million is expected to be paid during the remainder of 2014, $5.0 million is expected to be paid in 2015, $3.1 million is expected to be paid in 2016, $3.1 million is expected to be paid in 2017, and the remaining balance of $5.4 million will be paid from 2018 to 2025. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Activity related to the liability for these costs for the three months ended March 31, 2014 is as follows:

	Employee
	Termination	Lease
	Costs	Costs	Total
Balance at December 31, 2013	$19,965	$6,096	$26,061
Payments	(1,324)	(374)	(1,698)
Foreign currency translation adjustment and other	4	—	4

Balance at March 31, 2014	$18,645	$5,722	$24,367

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income and totaled $4.4 million and $4.1 million for the three months ended March 31, 2014 and 2013, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.5 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2014 and December 31, 2013, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at March 31, 2014 was $777.3 million compared to a carrying value of $737.0 million. At December 31, 2013, the fair value of our long-term debt was $752.8 million compared to a carrying value of $717.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/4% Senior Notes Due 2020 (“2020 Notes”) and 6.0% Senior Notes Due 2022 (“2022 Notes”). The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

For business combinations consummated on or after January 1, 2009, we estimate the fair value of acquisition-related contingent consideration based on the present value of the consideration expected to be paid during the remainder of the earnout period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

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

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense, respectively and is included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income. During the three months ended March 31, 2014, management determined that the fair value of the contingent consideration liability for three of its acquisitions had declined and recorded a remeasurement gain of $2.1 million. There was no remeasurement gain or loss recognized during the three months ended March 31, 2013.

Accretion expense for acquisition-related contingent consideration totaled $0.3 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

The following table represents the changes in the acquisition-related contingent consideration liability during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Beginning balance	$13,329	$16,426
Acquisition (1)	(4,495)	(848)
Accretion of acquisition-related contingent consideration	279	731
Remeasurement of acquisition-related contingent consideration	(2,122)	—
Payments	(63)	—
Unrealized losses related to currency translation in other comprehensive income	(25)	(13)

Ending balance	$6,903	$16,296

(1)	Includes adjustments during the purchase price allocation period.

The following table presents financial liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2014
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$6,903	$6,903
As of December 31, 2013
Liabilities:
Acquisition-related contingent consideration, including current portion	$—	$—	$13,329	$13,329

8. Acquisitions

Certain purchase price allocations were preliminary at December 31, 2013. For these acquisitions, we recorded $4.7 million of acquisition related contingent consideration, $9.5 million of identifiable intangible assets, $1.2 million of deferred taxes and $10.1 million of goodwill in the year ended December 31, 2013. During the first quarter of 2014, we finalized the purchase price and purchase price allocation for one of these acquisitions. In the first quarter of 2014, we recorded adjustments to the preliminary purchase price for certain acquisitions completed during the fourth quarter of 2013. These adjustments were immaterial; therefore no retrospective adjustments were made to the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2013.

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the three months ended March 31, 2014, are as follows:

	Corporate	Forensic and
	Finance/	Litigation	Economic		Strategic
	Restructuring	Consulting	Consulting	Technology	Communications	Total
Balances at December 31, 2013:
Goodwill	$449,710	$241,651	$263,474	$118,073	$339,964	$1,412,872
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at December 31, 2013	449,710	241,651	263,474	118,073	145,825	1,218,733

Acquisitions (1)	—	71	—	—	—	71
Foreign currency translation adjustment and other	939	388	60	17	1,110	2,514

Goodwill	450,649	242,110	263,534	118,090	341,074	1,415,457
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at March 31, 2014	$450,649	$242,110	$263,534	$118,090	$146,935	$1,221,318

(1)	Includes adjustments during the purchase price measurement period.

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $4.6 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively. Based solely on the amortizable intangible assets recorded as of March 31, 2014, we estimate amortization expense to be $10.0 million during the remainder of 2014, $12.1 million in 2015, $10.9 million in 2016, $10.1 million in 2017, $8.5 million in 2018, $7.9 million in 2019, and $23.8 million in years after 2019. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, and other factors.

		March 31, 2014		December 31, 2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived intangible assets
Customer relationships	1 to 15	$153,856	$75,975	$157,064	$73,977
Non-competition agreements	1 to 10	10,994	9,369	10,922	9,051
Software	3 to 10	37,542	33,822	40,095	33,625
Tradenames	1 to 2	485	440	485	365

		202,877	119,606	208,566	117,018
Indefinite-lived intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$208,477	$119,606	$214,166	$117,018

10. Debt

The components of debt and capital lease obligations are presented in the table below:

	March 31,	December 31,
	2014	2013
6 3/4% senior notes due 2020	$400,000	$400,000
6.0% senior notes due 2022	300,000	300,000
Revolving line of credit	20,000	—
Notes payable to former shareholders of acquired businesses	17,000	17,000

Total debt	737,000	717,000
Less current portion	26,000	6,000

Long-term debt, net of current portion	711,000	711,000

Total capital lease obligations	—	14
Less current portion	—	14

Capital lease obligations, net of current portion	—	—

Long-term debt and capital lease obligations, net of current portion	$711,000	$711,000

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

12. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended March 31, 2014, we granted an aggregate of 645,593 share-based awards, consisting primarily of restricted stock awards, restricted stock units and stock options.

Total share-based compensation expense for the three months ended March 31, 2014 and 2013 is detailed in the following table:

	Three Months Ended
	March 31,
Comprehensive Income Statement Classification	2014	2013
Direct cost of revenues	$5,822	$6,957
Selling, general and administrative expense	3,254	2,976

Total share-based compensation expense	$9,076	$9,933

13. Stockholders’ Equity

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2013 we repurchased and retired 1,956,900 shares of our common stock for an average price per share of $36.35, at a cost of $71.1 million, of which $4.4 million was accrued and included in the Condensed Consolidated Balance Sheet, and $66.7 million was paid at December 31, 2013. In January 2014, we paid the balance due of $4.4 million on our 2013 share repurchases. No shares were repurchased during the three months ended March 31, 2014. As of March 31, 2014, $128.8 million remained available under the 2012 Repurchase Program.

14. Segment Reporting

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

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. Beginning with the quarter ended March 31, 2014, the definition of Adjusted Segment EBITDA has been updated to exclude the impact of changes in the fair value of acquisition-related contingent consideration liabilities. Prior period amounts have been reclassified to conform to the current period’s presentation.

We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. Although Adjusted Segment EBITDA is not a measure of financial condition or performance determined in accordance with GAAP, we use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash.

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Revenues
Corporate Finance/Restructuring	$93,982	$99,080
Forensic and Litigation Consulting	121,429	100,724
Economic Consulting	106,851	115,194
Technology	60,063	46,704
Strategic Communications	43,227	45,476

Revenues	$425,552	$407,178

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$10,951	$19,085
Forensic and Litigation Consulting	26,494	12,811
Economic Consulting	13,030	26,194
Technology	17,348	13,716
Strategic Communications	2,729	3,554

Total Adjusted Segment EBITDA	$70,552	$75,360

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended
	March 31,
	2014	2013
Total Adjusted Segment EBITDA	$70,552	$75,360
Segment depreciation expense	(7,548)	(6,876)
Amortization of other intangible assets	(4,616)	(5,564)
Special charges	—	(427)
Unallocated corporate expenses, excluding special charges	(20,393)	(17,164)
Interest income and other	1,003	937
Interest expense	(12,655)	(12,715)
Remeasurement of acquisition-related contingent consideration	2,122	—

Income before income tax provision	$28,465	$33,551

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

Condensed Consolidating Balance Sheet Information as of March 31, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$23,393	$155	$53,457	$—	$77,005
Accounts receivable, net	172,000	200,057	173,015	—	545,072
Intercompany receivables	—	744,461	18,299	(762,760)	—
Other current assets	59,876	22,353	26,920	—	109,149

Total current assets	255,269	967,026	271,691	(762,760)	731,226
Property and equipment, net	33,706	16,110	36,177	—	85,993
Goodwill	559,613	408,904	252,801	—	1,221,318
Other intangible assets, net	32,674	18,805	64,789	(27,397)	88,871
Investments in subsidiaries	1,841,421	500,769	—	(2,342,190)	—
Other assets	68,315	80,253	36,591	—	185,159

Total assets	$2,790,998	$1,991,867	$662,049	$(3,132,347)	$2,312,567

Liabilities
Intercompany payables	$685,394	$31,833	$45,533	$(762,760)	$—
Other current liabilities	128,071	75,460	95,679	—	299,210

Total current liabilities	813,465	107,293	141,212	(762,760)	299,210
Long-term debt, net	700,000	11,000	—	—	711,000
Other liabilities	200,505	11,998	12,826	—	225,329

Total liabilities	1,713,970	130,291	154,038	(762,760)	1,235,539
Stockholders’ equity	1,077,028	1,861,576	508,011	(2,369,587)	1,077,028

Total liabilities and stockholders’ equity	$2,790,998	$1,991,867	$662,049	$(3,132,347)	$2,312,567

Condensed Consolidating Balance Sheet Information as of December 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$111,943	$494	$93,396	$—	$205,833
Accounts receivable, net	154,357	162,505	159,583	—	476,445
Intercompany receivables	—	820,158	18,881	(839,039)	—
Other current assets	68,292	20,932	32,359	—	121,583

Total current assets	334,592	1,004,089	304,219	(839,039)	803,861
Property and equipment, net	31,304	19,047	28,656	—	79,007
Goodwill	559,820	408,903	250,010	—	1,218,733
Other intangible assets, net	33,746	19,534	72,221	(28,353)	97,148
Investments in subsidiaries	1,772,130	498,001	—	(2,270,131)	—
Other assets	75,561	56,949	33,688	—	166,198

Total assets	$2,807,153	$2,006,523	$688,794	$(3,137,523)	$2,364,947

Liabilities
Intercompany payables	$709,628	$74,813	$54,598	$(839,039)	$—
Other current liabilities	154,049	114,883	115,398	—	384,330

Total current liabilities	863,677	189,696	169,996	(839,039)	384,330
Long-term debt, net	700,000	11,000	—	—	711,000
Other liabilities	201,217	15,009	11,132	—	227,358

Total liabilities	1,764,894	215,705	181,128	(839,039)	1,322,688
Stockholders’ equity	1,042,259	1,790,818	507,666	(2,298,484)	1,042,259

Total liabilities and stockholders’ equity	$2,807,153	$2,006,523	$688,794	$(3,137,523)	$2,364,947

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

March 31, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$151,032	$252,083	$120,527	$(98,090)	$425,552
Operating expenses
Direct cost of revenues	99,498	195,699	76,857	(97,779)	274,275
Selling, general and administrative expense	45,298	28,500	34,900	(311)	108,387
Acquisition-related contingent consideration	(598)	(603)	(642)	—	(1,843)
Amortization of other intangible assets	1,073	729	3,771	(957)	4,616

Operating income	5,761	27,758	5,641	957	40,117
Other (expense) income	(13,314)	(2,266)	3,928	—	(11,652)

Income before income tax provision	(7,553)	25,492	9,569	957	28,465
Income tax (benefit) provision	(2,858)	11,046	2,160	—	10,348
Equity in net earnings of subsidiaries	22,812	6,333	—	(29,145)	—

Net income	$18,117	$20,779	$7,409	$(28,188)	$18,117

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	4,728	—	4,728

Total other comprehensive income, net of tax	—	—	4,728	—	4,728

Comprehensive income	$18,117	$20,779	$12,137	$(28,188)	$22,845

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

March 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$150,960	$246,661	$107,996	$(98,439)	$407,178
Operating expenses
Direct cost of revenues	100,837	187,347	67,973	(97,677)	258,480
Selling, general and administrative expense	42,896	27,976	26,538	(763)	96,647
Special Charges	323	104	—	—	427
Acquisition-related contingent consideration	87	—	644	—	731
Amortization of other intangible assets	1,227	2,447	2,683	(793)	5,564

Operating income	5,590	28,787	10,158	794	45,329
Other (expense) income	(14,940)	329	2,833	—	(11,778)

Income before income tax provision	(9,350)	29,116	12,991	794	33,551
Income tax (benefit) provision	(2,931)	9,972	2,830		9,871
Equity in net earnings of subsidiaries	30,099	8,435	—	(38,534)	—

Net income	$23,680	$27,579	$10,161	$(37,740)	$23,680

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	(15,509)	—	(15,509)

Total other comprehensive income (loss), net of tax	—	—	(15,509)	—	(15,509)

Comprehensive income	$23,680	$27,579	$(5,348)	$(37,740)	$8,171

Condensed Consolidating Statement of Cash Flow for the Three Months Ended March 31, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(16,876)	$(80,076)	$(13,843)	$(110,795)
Investing activities
Payments for acquisition of businesses, net of cash received	(14,616)	—	(995)	(15,611)
Purchases of property and equipment	(5,008)	(1,047)	(9,124)	(15,179)
Other	(10)	—	—	(10)

Net cash used in investing activities	(19,634)	(1,047)	(10,119)	(30,800)

Financing activities
Borrowings under revolving line of credit, net	20,000	—	—	20,000
Issuance of common stock	(2,490)	—	—	(2,490)
Purchase and retirement of common stock	(4,367)	—	—	(4,367)
Other	442	(63)	(480)	(101)
Intercompany transfers	(65,625)	80,847	(15,222)	—

Net cash provided by (used in) financing activities	(52,040)	80,784	(15,702)	13,042

Effect of exchange rate changes on cash and cash equivalents	—	—	(275)	(275)

Net decrease in cash and cash equivalents	(88,550)	(339)	(39,939)	(128,828)
Cash and cash equivalents, beginning of period	111,943	494	93,396	205,833

Cash and cash equivalents, end of period	$23,393	$155	$53,457	$77,005

Condensed Consolidating Statement of Cash Flow for the Three Months Ended March 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(17,853)	$2,610	$12,939	$(2,304)
Investing activities
Payments for acquisition of businesses, net of cash received	(8,078)	(6,598)	—	(14,676)
Purchases of property and equipment	(754)	(5,338)	(1,231)	(7,323)
Other	12	—	—	12

Net cash used in investing activities	(8,820)	(11,936)	(1,231)	(21,987)

Financing activities
Purchase and retirement of common stock	(28,758)	—	—	(28,758)
Net issuance of common stock and other	(1,335)	—	—	(1,335)
Other	105		(205)	(100)
Intercompany transfers	18,039	8,997	(27,036)	—

Net cash (used in) provided by financing activities	(11,949)	8,997	(27,241)	(30,193)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,598)	(1,598)

Net decrease in cash and cash equivalents	(38,622)	(329)	(17,131)	(56,082)
Cash and cash equivalents, beginning of period	66,663	610	89,512	156,785

Cash and cash equivalents, end of period	$28,041	$281	$72,381	$100,703

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2014 and 2013 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward-Looking Statements.”

BUSINESS OVERVIEW

We are a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation, legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation matters, international arbitrations, mergers and acquisitions (“M&A”), antitrust and competition matters, securities litigation, electronic discovery (“e-discovery”), management and retrieval of electronically stored information (“ESI”), reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

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

Most of our services are rendered under time-and-expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed or the number of users licensing our Ringtail® software products for use or installation within their own environments. We license certain products directly to end users as well as indirectly through our channel partner relationships. Unit-based revenue is defined as revenue billed on a per-item, per-page, or some other unit-based method and includes revenue from data processing and hosting, software usage and software licensing. Unit-based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

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

Beginning with the quarter ended March 31, 2014, the definitions of each of these non-GAAP measures have been updated to exclude the impact of changes in the fair value of acquisition-related contingent consideration liabilities. Prior period amounts have been reclassified to conform to the current period’s presentation.

We define Segment Operating Income as a segment’s share of consolidated operating income. We define Total Segment Operating Income as the total of Segment Operating Income for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted EBITDA as consolidated net income before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We also believe that these measures, when considered together with our GAAP financial results, provide management and investors with a more complete understanding of our operating results, including underlying trends, by excluding the effects of remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP measures, provide management and investors with additional information for comparison of our operating results to the operating results of other companies.

We define Adjusted Net Income and Adjusted Earnings per Diluted Share as net income and earnings per diluted share, respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We use Adjusted Net Income for the purpose of calculating Adjusted Earnings per Diluted Share. Management uses Adjusted Earnings per Diluted Share to assess total company operating performance on a consistent basis. We believe that this measure, when considered together with our GAAP financial results, provides management and investors with a more complete understanding of our business operating results, including underlying trends, by excluding the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt.

Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Consolidated Statements of Comprehensive Income. Reconciliations of GAAP to non-GAAP financial measures are included elsewhere in this filing.

We define acquisition growth as revenue of acquired companies in the first twelve months following the effective date of an acquisition. Our definition of organic growth is the change in revenue excluding the impact of all such acquisitions.

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands, except per share amounts)
Revenues	$425,552	$407,178
Adjusted EBITDA	$51,196	$59,326
Net income	$18,117	$23,680
Earnings per common share—diluted	$0.45	$0.58
Adjusted EPS	$0.41	$0.59
Cash used in operating activities	$(110,795)	$(2,304)
Total number of employees at March 31,	4,250	3,944

Third Quarter 2013 Executive Highlights

Revenues

Revenues for the three months ended March 31, 2014 increased $18.4 million, or 4.5%, to $425.6 million, compared to $407.2 million in the same prior year period, of which, acquisitions contributed $10.9 million, or 2.7%. The balance of the revenue increase resulted from organic growth primarily due to higher demand in our Forensic and Litigation Consulting segment. Additionally, our Technology segment experienced increased demand for its services offering. These revenue increases were partially offset by weaker demand in financial economics and antitrust litigation practices in our Economics Consulting segment’s North America and Europe, Middle East and Africa (“EMEA”) regions, and continued weak demand in bankruptcy and restructuring activity impacting our Corporate Finance/Restructuring segment and lower pass-through revenue for our Strategic Communications segment.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2014 decreased $8.1 million, or 13.7%, to $51.2 million, or 12.0% of revenues, compared to $59.3 million, or 14.6% of revenues, in the same prior year period. Adjusted EBITDA was impacted by weaker demand in our Economic Consulting segment’s antitrust litigation and financial economics practices in the North America and EMEA regions and employment contract extensions of key senior client-service professionals, under-utilization in our bankruptcy and restructuring practices in our Corporate Finance/Restructuring segment in the North America and Asia Pacific regions and lower demand in our Strategic Communications segment, partially offset by leverage increases in Forensic and Litigation Consulting and demand for Technology services as described above.

Net Income

Net income for the three months ended March 31, 2014 decreased $5.6 million to $18.1 million, compared to $23.7 million in the same prior year period. Net income was impacted by the operating results described above as well as higher unallocated corporate expenses for regional support costs and increased outside consultant costs for global corporate initiatives. The three months ended March 31, 2014 also included a $2.1 million remeasurement gain related to the reduction in fair value of estimated future contingent consideration payments for prior acquisitions. Net income in the three months ended March 31, 2013 was impacted by a favorable discrete tax item for the reversal of a liability for uncertain tax positions related to an IRS audit.

Earnings per share and Adjusted EPS

Earnings per share for the three months ended March 31, 2014 decreased $0.13 to $0.45 from $0.58 in the same prior year period. Earnings per share were impacted by the results as outlined above. Adjusted earnings per diluted share for the three months ended March 31, 2014 were $0.41 as compared to $0.59 in the same prior year period, and excludes the remeasurement gain related to the fair value of estimated future contingent consideration payments for prior acquisitions.

Liquidity highlights

Cash used in operating activities increased $108.5 million to $110.8 million for the three months ended March 31, 2014 compared to $2.3 million for the same prior year period primarily as a result of higher bonus payments and an increase in the funding of employee notes in 2014. Cash collections were flat compared to the same prior year period, despite higher revenues in the three months ended March 31, 2014 primarily due to the timing of revenues in the current quarter with most of the year-over-year revenue growth occurring at the end of the quarter, which is reflected in the increase in accounts receivable. Days sales outstanding (“DSO”) was 106 days at March 31, 2014 and 96 days at March 31, 2013. DSO for the three months ended March 31, 2014 was impacted by the increase in accounts receivable discussed above, as well as, the cycle time of billings and collections on several large engagements, which are subject to certain milestones for billing and collections.

Our financing activities during the three months ended March 31, 2014, included short-term net borrowings of $20.0 million on our revolving line of credit under our senior secured bank credit facility and payments of $4.4 million to settle repurchases of the Company’s common stock that were made, but not settled, in the fourth quarter of 2013. The Company did not repurchase any common stock during the first quarter of 2014.

Headcount

Headcount for the three months ended March 31, 2014 increased by 306, or 7.8%, to 4,250 from 3,944 in the same prior year period. Billable headcount increased by 227 professionals. Non-billable headcount increased 79 professionals primarily due to growth in our regional infrastructure and from acquisitions.

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Billable Headcount

March 31, 2013	683	965	476	275	619	3,018
Terminations related to special charge	(25)	(17)	—	—	—	(42)
Acquisitions	63	49	6	—	—	118
Net other headcount additions (reductions)	5	79	56	46	(35)	151

March 31, 2014	726	1,076	538	321	584	3,245

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$93,982	$99,080
Forensic and Litigation Consulting	121,429	100,724
Economic Consulting	106,851	115,194
Technology	60,063	46,704
Strategic Communications	43,227	45,476

Revenues	$425,552	$407,178

Operating income
Corporate Finance/Restructuring	$8,607	$16,699
Forensic and Litigation Consulting	25,402	11,102
Economic Consulting	12,430	24,995
Technology	13,066	8,082
Strategic Communications	1,005	1,727

Total segment operating income	60,510	62,605
Unallocated corporate expenses	(20,393)	(17,276)

Operating income	40,117	45,329

Other income (expense)
Interest income and other	1,003	937
Interest expense	(12,655)	(12,715)

	(11,652)	(11,778)

Income before income tax provision	28,465	33,551
Income tax provision	10,348	9,871

Net income	$18,117	$23,680

Earnings per common share—basic	$0.46	$0.60

Earnings per common share—diluted	$0.45	$0.58

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$18,117	$23,680
Add back:
Income tax provision	10,348	9,871
Other income (expense), net	11,652	11,778
Depreciation and amortization	8,585	8,006
Amortization of other intangible assets	4,616	5,564
Special charges	—	427
Remeasurement of acquisition-related contingent consideration	(2,122)	—

Adjusted EBITDA	$51,196	$59,326

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted Earnings Per Share:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Net income	$18,117	$23,680
Add back:
Special charges, net of tax effect (1)	—	253
Remeasurement of acqusition-related contingent consideration, net of tax effect (2)	(1,350)	—

Adjusted net income	$16,767	$23,933

Earnings per common share—diluted	$0.45	$0.58
Add back:
Special charges, net of tax effect (1)	—	0.01
Remeasurement of acquisition-related contingent consideration, net of tax effect (2)	(0.04)	—

Adjusted earnings per common share—diluted	$0.41	$0.59

Weighted average number of common shares outstanding—diluted	40,457	40,620

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the adjustments related to special charges for the three months ended March 31, 2013 was 40.7%. The tax expense related to the adjustment for special charges for the three months ended March 31, 2013 was $0.2 million with no impact on diluted earnings per share. In the three months ended March 31, 2014, there were no special charges.

(2)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments related to the remeasurement of acquisition-related contingent consideration for the three months ended March 31, 2014 was 36.4%. The tax expense related to the remeasurement of acquisition-related contingent consideration for the three months ended March 31, 2014 was $0.8 million or a $0.02 impact on diluted earnings per share. In the three months ended March 31, 2013 there was no remeasurement of acquisition-related contingent consideration.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses increased $3.1 million, or 18%, to $20.4 million for the three months ended March 31, 2014 from $17.3 million for the same prior year period. The increase was primarily due to added headcount that occurred during 2013 in our regional centers to support international operations growth and increased third party costs to support certain global corporate initiatives.

Interest expense

Interest expense was $12.7 million for the three months ended March 31, 2014, which was unchanged from $12.7 million for the same prior year period.

Special charges

We did not record any special charges in the three months ended March 31, 2014.

During the three months ended March 31, 2013, we recorded adjustments to the special charges for office spaces vacated prior to the end of the second quarter of 2012 of approximately $0.4 million. These charges reflected the changes to sublease terms and associated costs for those locations for which actual subleases were entered into during the three month ended March 31, 2013.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate for the three months ended March 31, 2014 was 36.4% as compared to 29.4% for the same prior year period. For the three months ended March 31, 2013, the effective tax rate was favorably impacted by a discrete item for the reversal of the liability for uncertain tax provisions related to an IRS Audit. Excluding the impact of this discrete item, the effective tax rate for the three months ended March 31, 2013 would have been 37.1%.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$18,117	$23,680
Add back:
Income tax provision	10,348	9,871
Other income (expense), net	11,652	11,778
Unallocated corporate expense	20,393	17,276

Total Segment Operating Income	$60,510	$62,605
Add back:
Segment depreciation expense	7,548	6,876
Amortization of other intangible assets	4,616	5,564
Segment special charges	—	315
Remeasurement of acquisition-related contingent consideration	(2,122)	—

Total Adjusted Segment EBITDA	$70,552	$75,360

Other Segment Operating Data

	Three Months Ended March 31,
	2014	2013
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	726	683
Forensic and Litigation Consulting	1,076	965
Economic Consulting	538	476
Technology	321	275
Strategic Communications	584	619

Total revenue-generating professionals	3,245	3,018

Utilization rates of billable professionals: (1) (3)
Corporate Finance/Restructuring	70%	71%
Forensic and Litigation Consulting	75%	66%
Economic Consulting	72%	89%
Average billable rate per hour:(2) (3)
Corporate Finance/Restructuring	$362	$409
Forensic and Litigation Consulting	317	319
Economic Consulting	523	493

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

(3)

2013 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands, except rate per hour)
Revenues	$93,982	$99,080

Operating expenses:
Direct cost of revenues	63,969	62,433
Selling, general and administrative expenses	19,786	17,690
Special charges	—	68
Acquisition-related contingent consideration	(595)	639
Amortization of other intangible assets	2,215	1,551

	85,375	82,381

Segment operating income	8,607	16,699
Add back:
Depreciation and amortization of intangible assets	3,006	2,318
Special charges	—	68
Remeasurement of acquisition-related contingent consideration	(662)	—

Adjusted Segment EBITDA	$10,951	$19,085

Gross profit (1)	$30,013	$36,647
Gross profit margin (2)	31.9%	37.0%
Adjusted Segment EBITDA as a percent of revenues	11.7%	19.3%
Number of revenue generating professionals (at period end)	726	683
Utilization rates of billable professionals (3)	70%	71%
Average billable rate per hour (3)	$362	$409

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)

2013 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues decreased $5.1 million, or 5.1%, to $94.0 million for the three months ended March 31, 2014 compared to $99.1 million for the same prior year period. Revenues increased $4.4 million, or 4.4%, in 2014 due to acquisitions as compared to the same prior year period. Revenue decreased organically $9.5 million, or 9.6%, primarily due to lower demand in our bankruptcy and restructuring practices in North America, lower average realized bill rates due to mix of services in our telecom, media and technology, EMEA-based restructuring and transaction advisory services practices as well as lower success fees in North America.

Gross profit decreased $6.6 million, or 18.1%, to $30.0 million for the three months ended March 31, 2014 compared to $36.6 million for the same prior year period. Gross profit margin decreased 5.1 percentage points to 31.9% for 2014 compared to 37.0% for 2013 primarily due to lower demand in our bankruptcy and restructuring practices in North America, lower average realized bill rates due to mix of services in our telecom, media and technology, EMEA-based restructuring, and transaction advisory practices, lower margin from our Australia based businesses, coupled with an investment in our EMEA transaction services practice.

SG&A expense increased $2.1 million, or 11.8%, to $19.8 million for the three months ended March 31, 2014 compared to $17.7 million for the same prior year period. SG&A expense was 21.1% of revenue for the three months ended March 31, 2014, up from 17.9% for the same prior year period. The increase in SG&A expense is primarily due to acquired overhead costs.

Amortization of other intangible assets increased to $2.2 million for the three months ended March 31, 2014 compared to $1.6 million for the same prior year period.

Adjusted Segment EBITDA decreased $8.1 million, or 42.6%, to $11.0 million for the three months ended March 31, 2014 compared to $19.1 million for the same prior year period.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands, except rate per hour)
Revenues	$121,429	$100,724

Operating expenses:
Direct cost of revenues	73,801	67,974
Selling, general and administrative expenses	22,121	20,871
Special charges	—	173
Acquisition-related contingent consideration	(645)	92
Amortization of other intangible assets	750	512

	96,027	89,622

Segment operating income	25,402	11,102
Add back:
Depreciation and amortization of intangible assets	1,765	1,536
Special charges	—	173
Remeasurement of acquisition-related contingent consideration	(673)	—

Adjusted Segment EBITDA	$26,494	$12,811

Gross profit (1)	$47,628	$32,750
Gross profit margin (2)	39.2%	32.5%
Adjusted Segment EBITDA as a percent of revenues	21.8%	12.7%
Number of revenue generating professionals (at period end)	1,076	965
Utilization rates of billable professionals (3)	75%	66%
Average billable rate per hour (3)	$317	$319

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)

2013 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues increased $20.7 million, or 20.6%, to $121.4 million for the three months ended March 31, 2014 from $100.7 million for the same prior year period. Revenues increased $3.0 million, or 2.9%, due to acquisitions as compared to the same prior year period. Revenues increased organically $17.8 million, or 17.6%, due to higher demand in our global data analytics, health solutions, disputes and insurance practices in the North America region, and our forensic accounting and global risk and investigations practices in the Asia Pacific region, partially offset by lower success fees in our health solutions practice.

Gross profit increased $14.9 million, or 45.4%, to $47.6 million for the three months ended March 31, 2014 from $32.8 million for the same prior year period. Gross profit margin increased 6.7 percentage points to 39.2% for the three months ended March 31, 2014 from 32.5% for the same prior year period. The increase in gross profit is related to higher utilization and improved leverage in our global data analytics, disputes and insurance practices in the North America region, and forensic accounting and global risk and investigations practices in the Asia Pacific region.

SG&A expense increased $1.3 million, or 6.0%, to $22.1 million for the three months ended March 31, 2014 from $20.9 million for the same prior year period. SG&A expense was 18.2% of revenue for the three months ended March 31, 2014, down from 20.7% for the same prior year period. The increase in SG&A expense was due to higher equity compensation expense in our health solutions practice, acquired overhead and increased corporate overhead allocations, partially offset by lower bad debt expense.

Amortization of other intangible assets increased $0.2 million to $0.8 million for the three months ended March 31, 2014 compared to $0.5 million for the same prior year period.

Adjusted Segment EBITDA increased by $13.7 million, or 106.8%, to $26.5 million for the three months ended March 31, 2014 from $12.8 million for the same prior year period.

ECONOMIC CONSULTING

	Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands, except rate per hour)
Revenues	$106,851	$115,194

Operating expenses:
Direct cost of revenues	77,970	75,951
Selling, general and administrative expenses	16,880	13,854
Special charges	—	(4)
Acquisition-related contingent consideration	(735)	—
Amortization of other intangible assets	306	398

	94,421	90,199

Segment operating income	12,430	24,995
Add back:
Depreciation and amortization of intangible assets	1,387	1,203
Special charges	—	(4)
Remeasurement of acquisition-related contingent consideration	(787)	—

Adjusted Segment EBITDA	$13,030	$26,194

Gross profit (1)	$28,881	$39,243
Gross profit margin (2)	27.0%	34.1%
Adjusted Segment EBITDA as a percent of revenues	12.2%	22.7%
Number of revenue generating professionals (at period end)	538	476
Utilization rates of billable professionals (3)	72%	89%
Average billable rate per hour (3)	$523	$493

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)

2013 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues decreased $8.3 million, or 7.2%, to $106.9 million for the three months ended March 31, 2014 compared to $115.2 million for the same prior year period. Revenues increased $1.7 million, or 1.5 percent, due to acquisitions as compared to the same prior year period. Revenues declined organically $10.1 million, or 8.8%, primarily due to decreased demand in our financial economics practice in the North America region as well as lower demand and realization in our international arbitration, regulatory and valuation practice in the EMEA region, partially offset by higher demand in our antitrust practice in the EMEA region.

Gross profit decreased $10.4 million, or 26.4%, to $28.9 million for the three months ended March 31, 2014 compared to $39.2 million for the same prior year period. Gross profit margin decreased 7.1 percentage points to 27.0% for the three months ended March 31, 2014 from 34.1% for the same prior year period. The decrease in gross profit margin was the result of lower utilization in the financial economics practice in the North America region, employment contract extensions of key senior client-service professionals, and lower utilization and realization in the international arbitration, regulatory and valuation practice in the EMEA region, partially offset by higher utilization in our antitrust practice in the EMEA region.

SG&A expense increased $3.0 million, or 21.8%, to $16.9 million for the three months ended March 31, 2014 compared to $13.9 million for the same prior year period. SG&A expense was 15.8% of revenues for the three months ended March 31, 2014 compared to 12.0% for the same prior year period. The increase in SG&A expense was due to higher facilities, bad debt, marketing, corporate overhead allocations and depreciation expenses. Bad debt expense was $2.5 million or 2.4 percent of revenues for the three months ended March 31, 2014 compared to $2.0 million or 1.7 percent of revenues for the same prior year period.

Amortization of other intangible assets decreased to $0.3 million for the three months ended March 31, 2014, compared to $0.4 million for the same prior year period.

Adjusted Segment EBITDA decreased $13.2 million, or 50.3%, to $13.0 million for the three months ended March 31, 2014, compared to $26.2 million for the same prior year period.

TECHNOLOGY

	Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Revenues	$60,063	$46,704

Operating expenses:
Direct cost of revenues	30,700	21,861
Selling, general and administrative expenses	16,079	14,762
Special charges	—	14
Amortization of other intangible assets	218	1,985

	46,997	38,622

Segment operating income	13,066	8,082
Add back:
Depreciation and amortization of intangible assets	4,282	5,620
Special charges	—	14

Adjusted Segment EBITDA	$17,348	$13,716

Gross profit (1)	$29,363	$24,843
Gross profit margin (2)	48.9%	53.2%
Adjusted Segment EBITDA as a percent of revenues	28.9%	29.4%
Number of revenue generating professionals (at period end) (3)	321	275

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues increased $13.4 million, or 28.6%, to $60.1 million for the three months ended March 31, 2014 from $46.7 million for the same prior year period. Revenue increased due to higher volume for services, partially offset by lower pricing of services. The revenue increase is largely attributable to FCPA and financial services industry investigations as well as merger and acquisition related second request services.

Gross profit increased by $4.5 million, or 18.2%, to $29.4 million for the three months ended March 31, 2014 from $24.8 million for the same prior year period. Gross profit margin decreased 4.3 percentage points to 48.9% for 2014 from 53.2% for 2013 due to an increase in lower margin services.

SG&A expense increased by $1.3 million, or 8.9%, to $16.1 million for the three months ended March 31, 2014 from $14.8 million for the same prior year period. SG&A expense was 26.8% of revenue for the three months ended March 31, 2014, down from 31.6% for the same prior year period. The increase in SG&A expense was primarily due to higher personnel expense to support business development initiatives and increased facilities expense. Bad debt expense remained flat at $0.4 million for the three months ended March 31, 2014 compared to the same prior year period. Research and development expense was $4.5 million for the three months ended March 31, 2014 compared to $4.0 million for the same prior year period.

Amortization of other intangible assets decreased by $1.8 million to $0.2 million for the three months ended March 31, 2014 compared to the same prior year period. The decrease is due to the impact of certain acquisition costs fully amortized at the end of 2013.

Adjusted Segment EBITDA increased $3.6 million, or 26.5%, to $17.3 million for the three months ended March 31, 2014 from $13.7 million for the same prior year period.

STRATEGIC COMMUNICATIONS

	Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Revenues	$43,227	$45,476

Operating expenses:
Direct cost of revenues	27,835	30,261
Selling, general and administrative expenses	13,128	12,306
Special charges	—	64
Acquisition-related contingent consideration	132	—
Amortization of other intangible assets	1,127	1,118

	42,222	43,749

Segment operating income (loss)	1,005	1,727
Add back:
Depreciation and amortization of intangible assets	1,724	1,763
Special charges	—	64

Adjusted Segment EBITDA	$2,729	$3,554

Gross profit (1)	$15,392	$15,215
Gross profit margin (2)	35.6%	33.5%
Adjusted Segment EBITDA as a percent of revenues	6.3%	7.8%
Number of revenue generating professionals (at period end)	584	619

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues decreased $2.2 million, or 4.9%, to $43.2 million for the three months ended March 31, 2014 from $45.5 million for the same prior year period, which included a 1.1 percent increase from the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of British pound relative to the U.S. dollar. Revenues increased $1.8 million, or 3.9%, from an acquisition as compared to the same prior year period. Revenue decreased organically $4.0 million, or 8.9%, due to lower pass-through revenues in the North America and EMEA regions as well as lower retained income from the North America region, partially offset by higher retained income in EMEA.

Gross profit increased $0.2 million, or 1.2%, to $15.4 million for the three months ended March 31, 2014 from $15.2 million for the same prior year period. Gross profit margin increased 2.1 percentage points to 35.6% for the three months ended March 31, 2014 from 33.5% for the same prior year period. The increase in gross profit margin was primarily due to the decline in low-margin pass through income in the North America and EMEA regions relative to the same prior year period.

SG&A expense increased $0.8 million, or 6.7%, to $13.1 million for the three months ended March 31, 2014 from $12.3 million for the same prior year period. SG&A expense was 30.4% of revenue for the three months ended March 31, 2014, up from 27.1% of revenue for the same prior year period. The increase in SG&A expense was primarily related to higher facilities expenses related to the transition to our new London office and acquired overhead expenses.

Amortization of other intangible assets was $1.1 million for the three months ended March 31, 2014 in line with the corresponding charge for the same prior year period.

Adjusted Segment EBITDA decreased $0.8 million, or 23.2%, to $2.7 million for the three months ended March 31, 2014 from $3.6 million for the same prior year period.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Allowance for doubtful accounts and unbilled services

•	Goodwill and other intangible assets

•	Business combinations

•	Share-based compensation

•	Income taxes

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014.

Goodwill and Other Intangible Assets

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. Factors we consider important which could trigger an interim impairment review include, but are not limited to the following: significant underperformance relative to historical or projected future operating results; a significant change in the manner of our use of the acquired asset or strategy for our overall business; a significant negative industry or economic trend; and our market capitalization relative to net book value. Through our assessment, we determined that there were no events or circumstances that more likely than not would reduce the fair value of any of our reporting units below their carrying value. Accordingly, we did not perform an interim impairment test for the three-months ended March 31, 2014.

There can be no assurance that the estimates and assumptions used in our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, we may be required to perform the two-step quantitative goodwill impairment analysis prior to our next annual impairment test. In addition, if the aforementioned factors have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment test or if a triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Net cash used in operating activities	$(110,795)	$(2,304)
Net cash used in investing activities	$(30,800)	$(21,987)
Net cash provided by (used in) financing activities	$13,042	$(30,193)

We have generally financed our day-to-day operations, capital expenditures and acquisition-related contingent payments through cash flows from operations. Generally, during our first quarter of each fiscal year, our cash needs exceed our cash flows from operations due to the payments of annual incentive compensation and acquisition-related contingent payments. Our operating cash flows generally exceed our cash needs subsequent to the first quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expense. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenue for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter. Our DSO typically reaches its lowest point at December 31 each year and has consistently increased during the following quarter.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Cash used in operating activities increased $108.5 million to $110.8 million for the three months ended March 31, 2014 compared to $2.3 million for the same prior year period primarily as a result of higher bonus payments and an increase in the funding of employee notes in 2014. Cash collections were flat compared to the same prior year period, despite higher revenues in the three months ended March 31, 2014 primarily due to the timing of revenues in the current quarter with most of the year-over-year revenue growth occurring at the end of the quarter, which is reflected in the increase in accounts receivable. DSO was 106 days at March 31, 2014 and 96 days at March 31, 2013. DSO for the three months ended March 31, 2014 was impacted by the increase in accounts receivable discussed above, as well as, the cycle time of billings and collections on several large engagements, which are subject to certain milestones for billing and collections.

Net cash used in investing activities for the three months ended March 31, 2014 was $30.8 million compared to $22.0 million for the same prior year period. Payments for acquisitions completed during the three months ended March 31, 2014 were $1.0 million, net of cash received, compared to $8.1 million for the same prior year period. Payments of acquisition-related contingent consideration were $14.6 million for the three months ended March 31, 2014 as compared to payments of acquisition-related contingent consideration and stock price guarantees of $5.8 million and $0.8 million, respectively, for the same prior year period. Capital expenditures were $15.2 million for the three months ended March 31, 2014 as compared to $7.3 million for the same prior year period.

Net cash provided by financing activities for the three months ended March 31, 2014 was $13.0 million as compared to net cash used in financing activities of $30.2 million for the same prior year period. Our financing activities for the three months ended March 31, 2014 included short-term net borrowings of $20.0 million on our revolving line of credit under our senior secured bank credit facility and payments of $4.4 million to settle repurchases of the Company’s common stock that were made, but not settled in the fourth quarter of 2013. Our financing activities for the three months ended March 31, 2013 included the purchase and retirement of 826,800 shares of our common stock, at an aggregate cost of $28.8 million.

Capital Resources

As of March 31, 2014, our capital resources included $77.0 million of cash and cash equivalents and available borrowing capacity of $328.6 million under our $350.0 million revolving line of credit under our senior secured bank credit facility (“bank credit facility”). As of March 31, 2014, we had $20.0 million outstanding under our bank credit facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

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

For the full fiscal year 2014, we anticipate aggregate capital expenditures will range between $40 million and $44 million to support our organization, including direct support for specific client engagements and funding for leasehold improvements related to a regional office consolidation of which we currently anticipate capital expenditures will range between $27 million and $31 million for the remainder of the year. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price was in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisitions, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition-related restricted stock agreements contain common stock price guarantees that may result in cash payments in the future if our closing per share price falls below a specified per share price on the date the stock restrictions lapse. As of March 31, 2014, we had no accrued contingent consideration liabilities for business combinations consummated prior to January 1, 2009 and no remaining restricted stock agreements with common stock price guarantees.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets and remeasured to fair value at each subsequent reporting date with an offset to current period earnings. The fair value of future expected contingent purchase price obligations for these business combinations are $6.9 million at March 31, 2014 with payment dates extending through 2018.

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

Any new debt funding, if available, may be on terms less favorable to us than our bank credit facility or the indentures that govern our senior notes. See “—Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” included in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases, and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

There have been no significant changes in our future contractual obligations since December 31, 2013.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” included in Part I– Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include the following:

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

For information regarding our exposure to certain market risks see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the first quarter ended March 31, 2014 (in thousands, except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (4)
January 1 through January 31, 2014	45	(1)	$41.26	—	$128,838
February 1 through February 28, 2014	2	(2)	$29.68	—	$128,838
March 1 through March 31, 2014	87	(3)	$30.52	—	$128,838

Total	134			—

(1)	Represents 45,106 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)	Represents 1,815 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Represents 86,568 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)

In June 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). At March 31, 2014, a balance of approximately $128.8 million remained available under the 2012 Repurchase Program.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.4	Amendment No. 1 to Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

10.1*	Retention Bonus Letter Agreement dated January 15, 2014 by and between FTI Consulting, Inc. and David G. Bannister (Filed with the Securities and Exchange Commission on February 20, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 18, 2014 and incorporated herein by reference.)

10.2*	Retention Bonus Letter Agreement dated January 15, 2014 by and between FTI Consulting, Inc. and Roger C. Carlile (Filed with the Securities and Exchange Commission on February 20, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 18, 2014 and incorporated herein by reference.)

10.3*	Retention Bonus Letter Agreement dated January 15, 2014 by and between FTI Consulting, Inc. and Eric B. Miller (Filed with the Securities and Exchange Commission on February 20, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 18, 2014 and incorporated herein by reference.)

10.4*	Form of Cash-Based Stock Appreciation Right Award Agreement (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.5*	Form of Cash Unit Award Agreement (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.6*	Form of Cash-Based Performance Award Agreement (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

Exhibit Number	Exhibit Description

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1†	Insider Trading Policy, Amended and Restated Effective February 19, 2014

99.2†	Anti-Corruption Policy, Amended and Restated Effective February 19, 2014

101**	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended March 31, 2014, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2014

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)