Form 10-Q
period 2014-06-30
FTI CONSULTING INC
filed 2014-08-01
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2014
Common stock, par value $0.01 per share	40,946,943

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$94,412	$205,833
Accounts receivable:
Billed receivables	423,058	352,411
Unbilled receivables	296,299	233,307
Allowance for doubtful accounts and unbilled services	(139,620)	(109,273)

Accounts receivable, net	579,737	476,445
Current portion of notes receivable	29,911	33,093
Prepaid expenses and other current assets	52,162	61,800
Current portion of deferred tax assets	29,046	26,690

Total current assets	785,268	803,861
Property and equipment, net of accumulated depreciation	83,495	79,007
Goodwill	1,225,403	1,218,733
Other intangible assets, net of amortization	86,270	97,148
Notes receivable, net of current portion	131,707	108,298
Other assets	61,097	57,900

Total assets	$2,373,240	$2,364,947

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$96,005	$126,886
Accrued compensation	169,923	222,738
Current portion of long-term debt	6,000	6,014
Billings in excess of services provided	36,946	28,692

Total current liabilities	308,874	384,330
Long-term debt, net of current portion	711,000	711,000
Deferred income taxes	149,130	137,697
Other liabilities	96,316	89,661

Total liabilities	1,265,320	1,322,688

Commitments and contingent liabilities (notes 8, 10 and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—40,936 (2014) and 40,526 (2013)	409	405
Additional paid-in capital	380,193	362,322
Retained earnings	765,985	730,621
Accumulated other comprehensive loss	(38,667)	(51,089)

Total stockholders’ equity	1,107,920	1,042,259

Total liabilities and stockholders’ equity	$2,373,240	$2,364,947

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$454,324	$414,613	$879,876	$821,791

Operating expenses
Direct cost of revenues	295,549	259,528	569,824	518,008
Selling, general and administrative expense	107,032	96,325	215,419	192,972
Special charges	9,364	—	9,364	427
Acquisition-related contingent consideration	(5)	(7,452)	(1,848)	(6,721)
Amortization of other intangible assets	3,452	5,953	8,068	11,517

	415,392	354,354	800,827	716,203

Operating income	38,932	60,259	79,049	105,588

Other income (expense)
Interest income and other	1,448	(387)	2,451	550
Interest expense	(12,908)	(13,071)	(25,563)	(25,786)

	(11,460)	(13,458)	(23,112)	(25,236)

Income before income tax provision	27,472	46,801	55,937	80,352
Income tax provision	10,225	23,315	20,573	33,186

Net income	$17,247	$23,486	$35,364	$47,166

Earnings per common share—basic	$0.43	$0.60	$0.89	$1.20

Earnings per common share—diluted	$0.42	$0.58	$0.87	$1.17

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	$7,694	$(11,714)	$12,422	$(27,223)

Total other comprehensive income (loss), net of tax	7,694	(11,714)	12,422	(27,223)

Comprehensive income	$24,941	$11,772	$47,786	$19,943

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance December 31, 2013	40,526	$405	$362,322	$730,621	$(51,089)	$1,042,259
Net income	—	—	—	35,364	—	35,364
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	12,422	12,422
Issuance of common stock in connection with:
Exercise of options	148	2	3,145	—	—	3,147
Restricted share grants	262	2	(5,093)	—	—	(5,091)
Stock units issued under incentive compensation plan	—	—	1,674	—	—	1,674
Non-employee vesting of stock options	—	—	2,951	—	—	2,951
Share-based compensation	—	—	15,194	—	—	15,194

Balance June 30, 2014	40,936	$409	$380,193	$765,985	$(38,667)	$1,107,920

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$35,364	$47,166
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,138	16,022
Amortization of other intangible assets	8,068	11,517
Acquisition-related contingent consideration	(1,848)	(6,721)
Provision for doubtful accounts	8,671	7,478
Non-cash share-based compensation	15,194	17,046
Non-cash interest expense	1,348	1,349
Other	(368)	(197)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(115,787)	(58,827)
Notes receivable	(22,559)	(11,113)
Prepaid expenses and other assets	8,860	(1,485)
Accounts payable, accrued expenses and other	2,645	(1,354)
Income taxes	4,832	14,740
Accrued compensation	(47,418)	(10,467)
Billings in excess of services provided	7,756	(5,785)

Net cash (used in) provided by operating activities	(77,104)	19,369

Investing activities
Payments for acquisition of businesses, net of cash received	(15,611)	(40,512)
Purchases of property and equipment	(21,778)	(14,130)
Other	(6)	21

Net cash used in investing activities	(37,395)	(54,621)

Financing activities
Purchase and retirement of common stock	(4,367)	(28,758)
Net issuance of common stock under equity compensation plans	(2,692)	1,245
Deposits	11,580	—
Other	(891)	(616)

Net cash provided by (used in) financing activities	3,630	(28,129)

Effect of exchange rate changes on cash and cash equivalents	(552)	(850)

Net decrease in cash and cash equivalents	(111,421)	(64,231)
Cash and cash equivalents, beginning of period	205,833	156,785

Cash and cash equivalents, end of period	$94,412	$92,554

Supplemental cash flow disclosures
Cash paid for interest	$23,541	$22,903
Cash paid for income taxes, net of refunds	15,743	18,446
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	1,674	3,005
Issuance of common stock to acquire businesses	—	2,883

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator—basic and diluted
Net income	$17,247	$23,486	$35,364	$47,166

Denominator
Weighted average number of common shares outstanding—basic	39,681	39,143	39,560	39,272
Effect of dilutive stock options	288	589	322	592
Effect of dilutive restricted shares	781	561	722	592

Weighted average number of common shares outstanding—diluted	40,750	40,293	40,604	40,456

Earnings per common share—basic	$0.43	$0.60	$0.89	$1.20

Earnings per common share—diluted	$0.42	$0.58	$0.87	$1.17

Antidilutive stock options and restricted shares	3,637	3,593	3,408	3,541

3. New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating which transition approach to use and the impact of the adoption of this accounting standard update on its condensed consolidated financial statements.

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

4. Special Charges

During the three months ended June 30, 2014, we recorded special charges totaling $9.4 million, of which $0.6 million was non-cash. The charges consisted of $7.9 million related to the termination of the Company’s corporate airplane lease and $1.5 million related to the closure of the Company’s West Palm Beach executive office and related lease termination.

During the three months ended March 31, 2013, we recorded adjustments to the special charges for office spaces vacated prior to the end of the second quarter of 2012 of approximately $0.4 million. These charges reflected the changes to sublease terms and associated costs for those locations for which subleases were entered into during the three months ended March 31, 2013.

The following table details the special charges by segment for the three months ended June 30, 2014 and six months ended June 30, 2014 and 2013. We did not record any special charges for the three months ended June 30, 2013.

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014	2013
Corporate Finance/Restructuring	$—	$—	$68
Forensic and Litigation Consulting	—	—	173
Economic Consulting	—	—	(4)
Technology	—	—	14
Strategic Communications	—	—	64

	—	—	315
Unallocated Corporate	9,364	9,364	112

Total	$9,364	$9,364	$427

During the year ended December 31, 2013, we recorded special charges totaling $38.4 million, of which $14.1 million was non-cash. The charges reflect contractual post-employment severance and transition services, equity award and retention bonus expense acceleration primarily related to the transition of the Company’s former Executive Chairman and former President and Chief Executive Officer. Special charges also included accelerated expenses related to future payments required to be made under a contractual transition service agreement with a Corporate Finance/Restructuring segment senior client facing professional. We also incurred costs related to actions we took to realign our workforce to address current business demands impacting our

Corporate Finance/Restructuring and Forensic and Litigation Consulting segments, and to reduce certain corporate overhead within our Europe, Middle East and Africa (“EMEA”) region, most of which were recorded in the third and fourth quarters of 2013.

The total cash outflow associated with the special charges recorded in 2014, 2013 and 2012 is expected to be $57.3 million, of which $34.5 million has been paid as of June 30, 2014. Approximately $6.2 million is expected to be paid during the remainder of 2014, $5.0 million is expected to be paid in 2015, $3.1 million is expected to be paid in 2016, $3.1 million is expected to be paid in 2017, and the remaining balance of $5.4 million will be paid from 2018 to 2025. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Activity related to the liability for these costs for the three months ended June 30, 2014 is as follows:

	Employee Termination Costs	Lease Costs	Total
Balance at December 31, 2013	$19,965	$6,096	$26,061
Additions	—	8,770	8,770
Payments	(2,397)	(9,645)	(12,042)
Foreign currency translation adjustment and other	12	—	12

Balance at June 30, 2014	$17,580	$5,221	$22,801

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income and totaled $4.2 million and $8.7 million for the three and six months ended June 30, 2014, respectively, and $3.4 million and $7.5 million for the three and six months ended June 30, 2013, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.6 million and $9.1 million for the three and six months ended June 30, 2014, respectively, and $3.5 million and $7.5 million for the three and six months ended June 30, 2013, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2014 and December 31, 2013, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at June 30, 2014 was $753.8 million compared to a carrying value of $717.0 million. At December 31, 2013, the fair value of our long-term debt was $752.8 million compared to a carrying value of $717.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/4% Senior Notes Due 2020 (“2020 Notes”) and 6.0% Senior Notes Due 2022 (“2022 Notes”). The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

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

The significant unobservable inputs used in the fair value measurements of our acquisition-related contingent consideration include our measures of the future profitability and related cash flows of the acquired business or assets, impacted by appropriate discount rates. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is accompanied by a directionally opposite change in the fair value measurement and a change in the assumptions used for the future cash flows is accompanied by a directionally similar change in the fair value measurement. The fair value of the contingent consideration is reassessed on a quarterly basis by the Company using additional information as it becomes available.

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense, respectively, and is included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income. During the three and six months ended June 30, 2014, management determined that the fair value of the contingent consideration liability for certain of its acquisitions had declined and recorded a remeasurement gain of $0.3 million and $2.4 million, respectively, compared to a remeasurement gain of $8.2 million for the three and six months ended June 30, 2013.

Accretion expense for acquisition-related contingent consideration totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2013, respectively.

The following table represents the changes in the acquisition-related contingent consideration liability during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$6,903	$16,296	$13,329	$16,426
Acquisition (1)	—	5,377	(4,495)	4,528
Accretion of acquisition-related contingent consideration	255	764	535	1,495
Remeasurement of acquisition-related contingent consideration	(261)	(8,216)	(2,383)	(8,216)
Payments	(314)	(235)	(378)	(235)
Unrealized losses related to currency translation in other comprehensive income	18	(701)	(7)	(713)

Ending balance	$6,601	$13,285	$6,601	$13,285

(1)	Includes adjustments during the purchase price allocation period.

8. Acquisitions

Certain purchase price allocations were preliminary at December 31, 2013. For these acquisitions, we recorded $4.7 million of acquisition related contingent consideration, $9.5 million of identifiable intangible assets, $1.2 million of deferred taxes and $10.1 million of goodwill in the year ended December 31, 2013. During the first and second quarter of 2014 we finalized the purchase price allocations and recorded adjustments to the preliminary purchase price for certain acquisitions completed during the fourth quarter of 2013. These adjustments were immaterial; therefore no retrospective adjustments were made to the fair value of the assets acquired and liabilities assumed in the Condensed Consolidated Balance Sheet as of December 31, 2013.

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the six months ended June 30, 2014, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at December 31, 2013:
Goodwill	$449,710	$241,651	$263,474	$118,073	$339,964	$1,412,872
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at December 31, 2013	449,710	241,651	263,474	118,073	145,825	1,218,733

Acquisitions (1)	—	(224)	—	—	—	(224)
Foreign currency translation adjustment and other	2,088	1,179	205	62	3,360	6,894

Goodwill	451,798	242,606	263,679	118,135	343,324	1,419,542
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at June 30, 2014	$451,798	$242,606	$263,679	$118,135	$149,185	$1,225,403

(1)	Includes adjustments during the purchase price measurement period.

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $3.5 million and $8.1 million for the three and six months ended June 30, 2014, respectively, and $6.0 million and $11.5 million for the three and six months ended June 30, 2013, respectively. Based solely on the amortizable intangible assets recorded as of June 30, 2014, we estimate amortization expense to be $6.7 million during the remainder of 2014, $12.2 million in 2015, $11.0 million in 2016, $10.3 million in 2017, $8.6 million in 2018, $7.9 million in 2019, and $23.9 million in years after 2019. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, and other factors.

10. Debt

The components of debt obligations are presented in the table below:

	June 30, 2014	December 31, 2013
6 3/4% senior notes due 2020	$400,000	$400,000
6.0% senior notes due 2022	300,000	300,000
Notes payable to former shareholders of acquired businesses	17,000	17,000
Other	—	14

Total debt	717,000	717,014
Less current portion	6,000	6,014

Long-term debt, net of current portion	$711,000	$711,000

There were no borrowings outstanding under the Company’s senior secured bank credit facility as of June 30, 2014.

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

12. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended June 30, 2014 and March 31, 2014 we granted 183,105 and 645,593, respectively, of share-based awards consisting primarily of restricted stock awards, restricted stock units, and stock options. These awards are recorded as equity on the Company’s balance sheet.

On April 1, 2014, certain executive officers of the Company were granted an aggregate of 234,536 cash-based awards under the Company’s 2014 executive officer long-term incentive program. These awards include cash-based stock appreciation rights (the “Executive SARs”) and cash-based units, which vest pro rata on the first through third anniversaries of the date of grant. The Executive SARs expire ten years from the date of grant. The awards also consist of cash-based performance units, subject to performance conditions based on the adjusted total shareholder return of the Company as compared to the adjusted total shareholder return of the adjusted S&P 500 for the three-year period ending March 31, 2017. The Executive SAR represents the right to receive cash upon exercise equal to the product of (i) the aggregate number of shares with respect to which the Executive SAR is exercised and (ii) the excess of (A) the closing price per share as reported on the New York Stock Exchange (the “NYSE”) of a share of our common stock as of the date of exercise over (B) the exercise price of such Executive SAR. The cash-based units and performance units will have a value equivalent to the closing price per share of our common stock as reported on the NYSE for the applicable vesting or performance measurement date, as the case may be. As these awards will be settled in cash, they have been recorded as liabilities on the Company’s balance sheet at fair value. Subsequent changes in the fair value of these awards based on fluctuations in the value of our common stock will be included in the related cash-based compensation expense recorded over the vesting period.

Total share-based compensation expense for the three and six months ended June 30, 2014 and 2013 is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income Statement Classification	2014	2013	2014	2013
Direct cost of revenues	$3,548	$3,742	$9,370	$10,699
Selling, general and administrative expense	2,773	3,524	6,027	6,500

Total share-based compensation expense	$6,321	$7,266	$15,397	$17,199

13. Income Taxes

The Company has estimated its annual effective tax rate for the full fiscal year 2014 and applied that rate to its income before income taxes in determining its provision for income taxes for the three and six months ended

June 30, 2014. The Company also records discrete items in each respective period as appropriate. During the second quarter of 2013, we determined that certain deferred tax assets associated with United States (“U.S.”) future foreign tax credits no longer met the “more-likely-than-not” test regarding the realization of those assets primarily due to lower forecasted foreign earnings. Accordingly, the Company increased the valuation allowance against its U.S. future foreign tax credit assets, resulting in a discrete adjustment to the income tax provision in the amount of $6.9 million. As of June 30, 2014 and December 31, 2013, valuation allowances of $9.6 million and $10.2 million, respectively, were recorded against the Company’s net deferred tax assets.

14. Stockholder’s Equity

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2013, we repurchased and retired 1,956,900 shares of our common stock for an average price per share of $36.35, at a cost of $71.1 million, of which $4.4 million was accrued and included in the Condensed Consolidated Balance Sheet, and $66.7 million was paid at December 31, 2013. In January 2014, we paid the balance due of $4.4 million on our 2013 share repurchases. No shares were repurchased during the six months ended June 30, 2014. The 2012 Repurchase Program expired on June 5, 2014, with an unused balance of $128.8 million.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Corporate Finance/Restructuring	$104,020	$96,714	$198,002	$195,794
Forensic and Litigation Consulting	119,081	105,120	240,510	205,844
Economic Consulting	117,227	111,014	224,078	226,208
Technology	60,720	51,196	120,783	97,900
Strategic Communications	53,276	50,569	96,503	96,045

Revenues	$454,324	$414,613	$879,876	$821,791

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$19,133	$17,848	$30,084	$36,933
Forensic and Litigation Consulting	22,271	18,752	48,765	31,563
Economic Consulting	18,043	20,803	31,073	46,997
Technology	15,104	16,888	32,452	30,604
Strategic Communications	5,834	5,219	8,563	8,773

Total Adjusted Segment EBITDA	$80,385	$79,510	$150,937	$154,870

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Adjusted Segment EBITDA	$80,385	$79,510	$150,937	$154,870
Segment depreciation expense	(7,512)	(6,944)	(15,060)	(13,820)
Amortization of other intangible assets	(3,452)	(5,953)	(8,068)	(11,517)
Special charges	(9,364)	—	(9,364)	(427)
Unallocated corporate expenses, excluding special charges	(21,386)	(14,570)	(41,779)	(31,734)
Interest income and other	1,448	(387)	2,451	550
Interest expense	(12,908)	(13,071)	(25,563)	(25,786)
Remeasurement of acquisition-related contingent consideration	261	8,216	2,383	8,216

Income before income tax provision	$27,472	$46,801	$55,937	$80,352

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

Condensed Consolidating Balance Sheet Information as of June 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$33,141	$156	$61,115	$—	$94,412
Accounts receivable, net	179,545	208,622	191,570	—	579,737
Intercompany receivables	—	775,962	15,247	(791,209)
Other current assets	63,841	21,281	25,997	—	111,119

Total current assets	276,527	1,006,021	293,929	(791,209)	785,268
Property and equipment, net	32,063	14,875	36,557	—	83,495
Goodwill	559,318	408,903	257,182	—	1,225,403
Other intangible assets, net	31,883	18,163	62,648	(26,424)	86,270
Investments in subsidiaries	1,873,211	516,819	—	(2,390,030)	—
Other assets	66,738	79,341	46,725	—	192,804

Total assets	$2,839,740	$2,044,122	$697,041	$(3,207,663)	$2,373,240

Liabilities
Intercompany payables	$705,096	$39,257	$46,856	$(791,209)	$—
Other current liabilities	121,886	88,773	98,215	—	308,874

Total current liabilities	826,982	128,030	145,071	(791,209)	308,874
Long-term debt, net	700,000	11,000	—	—	711,000
Other liabilities	204,838	13,335	27,273	—	245,446

Total liabilities	1,731,820	152,365	172,344	(791,209)	1,265,320
Stockholders’ equity	1,107,920	1,891,757	524,697	(2,416,454)	1,107,920

Total liabilities and stockholders’ equity	$2,839,740	$2,044,122	$697,041	$(3,207,663)	$2,373,240

Condensed Consolidating Balance Sheet Information as of December 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$111,943	$494	$93,396	$—	$205,833
Accounts receivable, net	154,357	162,505	159,583	—	476,445
Intercompany receivables	—	820,158	18,881	(839,039)	—
Other current assets	68,292	20,932	32,359	—	121,583

Total current assets	334,592	1,004,089	304,219	(839,039)	803,861
Property and equipment, net	31,304	19,047	28,656	—	79,007
Goodwill	559,820	408,903	250,010	—	1,218,733
Other intangible assets, net	33,746	19,534	72,221	(28,353)	97,148
Investments in subsidiaries	1,772,130	498,001	—	(2,270,131)	—
Other assets	75,561	56,949	33,688	—	166,198

Total assets	$2,807,153	$2,006,523	$688,794	$(3,137,523)	$2,364,947

Liabilities
Intercompany payables	$709,628	$74,813	$54,598	$(839,039)	$—
Other current liabilities	154,049	114,883	115,398	—	384,330

Total current liabilities	863,677	189,696	169,996	(839,039)	384,330
Long-term debt, net	700,000	11,000	—	—	711,000
Other liabilities	201,217	15,009	11,132	—	227,358

Total liabilities	1,764,894	215,705	181,128	(839,039)	1,322,688
Stockholders’ equity	1,042,259	1,790,818	507,666	(2,298,484)	1,042,259

Total liabilities and stockholders’ equity	$2,807,153	$2,006,523	$688,794	$(3,137,523)	$2,364,947

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

June 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$155,457	$269,329	$131,805	$(102,267)	$454,324
Operating expenses
Direct cost of revenues	98,574	210,455	88,439	(101,919)	295,549
Selling, general and administrative expense	45,864	30,077	31,439	(348)	107,032
Special charges	9,364	—	—	—	9,364
Acquisition-related contingent consideration	2	200	(207)	—	(5)
Amortization of other intangible assets	1,086	641	2,697	(972)	3,452

Operating income	567	27,956	9,437	972	38,932
Other (expense) income	(12,262)	(1,969)	2,771	—	(11,460)

Income (loss) before income tax provision	(11,695)	25,987	12,208	972	27,472
Income tax (benefit) provision	(4,847)	11,858	3,214	—	10,225
Equity in net earnings of subsidiaries	24,095	8,357	—	(32,452)	—

Net income	17,247	22,486	8,994	(31,480)	17,247

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	7,694	—	7,694

Total other comprehensive income, net of tax	—	—	7,694	—	7,694

Comprehensive income	$17,247	$22,486	$16,688	$(31,480)	$24,941

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

June 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$144,390	$254,394	$113,565	$(97,736)	$414,613
Operating expenses
Direct cost of revenues	92,781	192,526	70,725	(96,504)	259,528
Selling, general and administrative expense	38,575	28,614	30,367	(1,231)	96,325
Acquisition-related contingent consideration	92	195	(7,739)	—	(7,452)
Amortization of other intangible assets	1,095	2,501	3,146	(789)	5,953

Operating income	11,847	30,558	17,066	788	60,259
Other (expense) income	(16,773)	202	3,113	—	(13,458)

Income (loss) before income tax provision	(4,926)	30,760	20,179	788	46,801
Income tax (benefit) provision	(4,290)	24,090	3,515	—	23,315

Equity in net earnings of subsidiaries	24,122	15,679	—	(39,801)	—

Net income	23,486	22,349	16,664	(39,013)	23,486

Other comprehensive loss, net of tax:

Foreign currency translation adjustments, net of tax $0	—	—	(11,714)	—	(11,714)

Total other comprehensive income, net of tax	—	—	(11,714)	—	(11,714)

Comprehensive income	$23,486	$22,349	$4,950	$(39,013)	$11,772

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended

June 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$306,489	$521,412	$252,332	$(200,357)	$879,876
Operating expenses
Direct cost of revenues	198,072	406,154	165,296	(199,698)	569,824
Selling, general and administrative expense	91,162	58,577	66,339	(659)	215,419
Special charges	9,364	—	—	—	9,364
Acquisition-related contingent consideration	(596)	(403)	(849)	—	(1,848)
Amortization of other intangible assets	2,159	1,370	6,468	(1,929)	8,068

Operating income	6,328	55,714	15,078	1,929	79,049
Other (expense) income	(25,576)	(4,235)	6,699	—	(23,112)

Income (loss) before income tax provision	(19,248)	51,479	21,777	1,929	55,937
Income tax (benefit) provision	(7,705)	22,904	5,374	—	20,573
Equity in net earnings of subsidiaries	46,907	14,690	—	(61,597)	—

Net income	35,364	43,265	16,403	(59,668)	35,364

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	12,422	—	12,422

Total other comprehensive income, net of tax	—	—	12,422	—	12,422

Comprehensive income	$35,364	$43,265	$28,825	$(59,668)	$47,786

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended

June 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$295,350	$501,055	$221,561	$(196,175)	$821,791
Operating expenses
Direct cost of revenues	193,618	379,873	138,698	(194,181)	518,008
Selling, general and administrative expense	81,471	56,590	56,905	(1,994)	192,972
Special charges	323	104	—	—	427
Acquisition-related contingent consideration	179	195	(7,095)	—	(6,721)
Amortization of other intangible assets	2,322	4,948	5,829	(1,582)	11,517

Operating income	17,437	59,345	27,224	1,582	105,588
Other (expense) income	(31,713)	531	5,946	—	(25,236)

Income (loss) before income tax provision	(14,276)	59,876	33,170	1,582	80,352
Income tax (benefit) provision	(7,221)	34,062	6,345	—	33,186

Equity in net earnings of subsidiaries	54,221	24,114	—	(78,335)	—

Net income	47,166	49,928	26,825	(76,753)	47,166

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	(27,223)	—	(27,223)

Total other comprehensive income, net of tax	—	—	(27,223)	—	(27,223)

Comprehensive income	$47,166	$49,928	$(398)	$(76,753)	$19,943

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(26,238)	$(33,013)	$(17,853)	$(77,104)
Investing activities
Payments for acquisition of businesses, net of cash received	(14,656)	—	(955)	(15,611)
Purchases of property and equipment	(7,140)	(3,890)	(10,748)	(21,778)
Other	(6)	—	—	(6)

Net cash used in investing activities	(21,802)	(3,890)	(11,703)	(37,395)

Financing activities
Purchase and retirement of common stock	(4,367)	—	—	(4,367)
Net issuance of common stock under equity compensation plans	(2,692)	—	—	(2,692)
Deposits	—	—	11,580	11,580
Other	444	(378)	(957)	(891)
Intercompany transfers	(24,147)	36,943	(12,796)	—

Net cash (used in) provided by financing activities	(30,762)	36,565	(2,173)	3,630

Effect of exchange rate changes on cash and cash equivalents	—	—	(552)	(552)

Net decrease in cash and cash equivalents	(78,802)	(338)	(32,281)	(111,421)
Cash and cash equivalents, beginning of period	111,943	494	93,396	205,833

Cash and cash equivalents, end of period	$33,141	$156	$61,115	$94,412

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(59,591)	$50,836	$28,124	$19,369
Investing activities
Payments for acquisition of businesses, net of cash received	(11,601)	(7,157)	(21,754)	(40,512)
Purchases of property and equipment	(1,505)	(10,386)	(2,239)	(14,130)
Other	21	—	—	21

Net cash used in investing activities	(13,085)	(17,543)	(23,993)	(54,621)

Financing activities
Purchase and retirement of common stock	(28,758)	—	—	(28,758)
Net issuance of common stock under equity compensation plans	1,245	—	—	1,245
Other	29	—	(645)	(616)
Intercompany transfers	53,168	(33,595)	(19,573)	—

Net cash provided by (used in) financing activities	25,684	(33,595)	(20,218)	(28,129)

Effect of exchange rate changes on cash and cash equivalents	—	—	(850)	(850)

Net decrease in cash and cash equivalents	(46,992)	(302)	(16,937)	(64,231)
Cash and cash equivalents, beginning of period	66,663	610	89,512	156,785

Cash and cash equivalents, end of period	$19,671	$308	$72,575	$92,554

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and six months ended June 30, 2014 and 2013 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward-Looking Statements.”

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenues	$454,324	$414,613	$879,876	$821,791
Special charges	$9,364	$—	$9,364	$427
Adjusted EBITDA	$59,903	$66,012	$111,099	$125,338
Net income	$17,247	$23,486	$35,364	$47,166
Earnings per common share—diluted	$0.42	$0.58	$0.87	$1.17
Adjusted EPS	$0.55	$0.38	$0.97	$0.97
Cash provided by (used in) operating activities	$33,691	$21,673	$(77,104)	$19,369
Total number of employees at June 30,	4,223	4,040	4,223	4,040

Second Quarter 2014 Executive Highlights

Revenues

Revenues for the three months ended June 30, 2014 increased $39.7 million, or 9.6%, to $454.3 million, compared to $414.6 million in the same prior year period. The revenue increase largely resulted from organic growth in all segments, with the most significant revenue growth due to higher demand related to disputes and investigations in our North America and Asia Pacific regions in our Forensic and Litigation Consulting (“FLC”) segment, as well as, complex global investigation matters in our Technology segment. Additionally, our results reflected improved demand in the Corporate Finance/Restructuring (“Corporate Finance”) North American non-distressed service offerings and our Economics Consulting segment’s international arbitration and financial service offering in the Europe, Middle East and Africa (“EMEA”) region.

Special Charges

We recorded $9.4 million of special charges in the second quarter, related to the termination of the Company’s corporate airplane lease and to the closure of our West Palm Beach executive office and related lease termination.

Adjusted EBITDA (excluding special charges)

Adjusted EBITDA in the second quarter decreased $6.1 million, or 9.3%, to $59.9 million, or 13.2% of revenues, compared to $66.0 million, or 15.9% of revenues, in the same prior year period. Adjusted EBITDA was favorably impacted by revenue increases across the segments but were offset by a related increase in performance-based compensation costs, investments in certain global corporate initiatives, the impact of employment contract extensions of key senior client-service professionals in our Economics Consulting segment, investments in hiring key personnel in our FLC health solutions, Corporate Finance EMEA transaction advisory sub-practices and our Technology segment.

Net Income

Net income for the three months ended June 30, 2014 decreased $6.2 million to $17.2 million, compared to $23.5 million in the same prior year period. Net income for the quarter was impacted by the segment results and the special charges described above. Net income for the prior year quarter was impacted by a $8.2 million fair value adjustment related to contingent consideration offset by a $6.9 million income tax valuation allowance against our U.S. future foreign tax credits.

Earnings per diluted share and Adjusted EPS

Earnings per diluted share for the three months ended June 30, 2014 decreased $0.16 to $0.42 from $0.58 in the same prior year period. Earnings per diluted share were impacted by the results as outlined above, including the impact of the special charge of $9.4 million recorded in the quarter, which reduced earnings per share by $0.14. Adjusted earnings per diluted share for the three months ended June 30, 2014 were $0.55 as compared to $0.38 in the same prior year period.

Liquidity highlights

Cash provided by operating activities increased $12.0 million to $33.7 million for the three months ended June 30, 2014 compared to $21.7 million for the same prior year period primarily as a result of lower funding of employee notes receivable and higher revenue driven cash collections partially offset by increased compensation payments and the lease termination payment for our corporate airplane. Days sales outstanding (“DSO”), which is one measure of the collections cycle, was 108 days at June 30, 2014 and 99 days at June 30, 2013. Current DSO compared to the prior year has been impacted by the mix of revenues between our segments, an increase in unbilled receivables related to our Asia Pacific liquidation business which is subject to lengthy regulatory proceedings and extended payment terms which have been granted to certain large scale engagements.

Our financing activities during the three months ended June 30, 2014, included the repayment of short-term net borrowings of $20.0 million on our revolving line of credit under our senior secured bank credit facility, and $11.6 million of refundable deposits related to one of our foreign entities. The Company did not repurchase any common stock during the second quarter of 2014.

Headcount

As of June 30, 2014 our total headcount of 4,223 increased by 183 employees from June 30, 2013 largely driven by investments in our FLC segment, which includes the impact of acquisitions, as well as our Technology segment, and growth in our regional support teams. For the six months ended June 30, 2014 net total headcount increased by 16. Billable headcount additions for the same periods, by segment are referenced in the table below.

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Billable Headcount

December 31, 2013	737	1,061	530	306	590	3,224
Additions (reductions)	(11)	15	8	15	(6)	21

March 31, 2014	726	1,076	538	321	584	3,245

Additions (reductions)	(13)	(17)	(13)	7	(18)	(54)

June 30, 2014	713	1,059	525	328	566	3,191

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$104,020	$96,714	$198,002	$195,794
Forensic and Litigation Consulting	119,081	105,120	240,510	205,844
Economic Consulting	117,227	111,014	224,078	226,208
Technology	60,720	51,196	120,783	97,900
Strategic Communications	53,276	50,569	96,503	96,045

Revenues	$454,324	$414,613	$879,876	$821,791

Operating income
Corporate Finance/Restructuring	$17,068	$21,436	$25,675	$38,135
Forensic and Litigation Consulting	20,839	19,177	46,241	30,279
Economic Consulting	16,840	19,530	29,270	44,525
Technology	10,905	11,292	23,971	19,374
Strategic Communications	4,030	3,394	5,035	5,121

Total segment operating income	69,682	74,829	130,192	137,434
Unallocated corporate expenses	(30,750)	(14,570)	(51,143)	(31,846)

Operating income	38,932	60,259	79,049	105,588

Other income (expense)
Interest income and other	1,448	(387)	2,451	550
Interest expense	(12,908)	(13,071)	(25,563)	(25,786)

	(11,460)	(13,458)	(23,112)	(25,236)

Income before income tax provision	27,472	46,801	55,937	80,352
Income tax provision	10,225	23,315	20,573	33,186

Net income	$17,247	$23,486	$35,364	$47,166

Earnings per common share—basic	$0.43	$0.60	$0.89	$1.20

Earnings per common share—diluted	$0.42	$0.58	$0.87	$1.17

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$17,247	$23,486	$35,364	$47,166
Add back:
Income tax provision	10,225	23,315	20,573	33,186
Other income (expense), net	11,460	13,458	23,112	25,236
Depreciation and amortization	8,416	8,016	17,001	16,022
Amortization of other intangible assets	3,452	5,953	8,068	11,517
Special charges	9,364	—	9,364	427
Remeasurement of acquisition-related contingent consideration	(261)	(8,216)	(2,383)	(8,216)

Adjusted EBITDA	$59,903	$66,012	$111,099	$125,338

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted Earnings Per Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income	$17,247	$23,486	$35,364	$47,166
Add back:
Special charges, net of tax effect (1)	5,523	—	5,523	253
Remeasurement of acqusition-related contingent consideration, net of tax effect (2)	(164)	(8,216)	(1,514)	(8,216)

Adjusted net income	$22,606	$15,270	$39,373	$39,203

Earnings per common share—diluted	$0.42	$0.58	$0.87	$1.17
Add back:
Special charges, net of tax effect (1)	0.14	—	0.14	—
Remeasurement of acqusition-related contingent consideration, net of tax effect (2)	(0.01)	(0.20)	(0.04)	(0.20)

Adjusted earnings per common share—diluted	$0.55	$0.38	$0.97	$0.97

Weighted average number of common shares outstanding—diluted	40,750	40,293	40,604	40,456

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the adjustments related to special charges for the three and six months ended June 30, 2014 was 41.0%. The tax expense related to the adjustment for special charges for the three and six months ended June 30, 2014 were $3.8 million, or a $0.09 impact on diluted earnings per share. The effective tax rate for the adjustments related to special charges for the six months ended June 30, 2013 was 40.7%. The tax expense related to the adjustment for special charges for the six months ended June 30, 2013 was $0.2 million with no impact on diluted earnings per share. In the three months ended June 30, 2013, there were no special charges.

(2)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments related to the remeasurement of acquisition-related contingent consideration for the three and six months ended June 30, 2014 were 37.2% and 36.5%, respectively. The tax expense related to the remeasurement of acquisition-related contingent consideration for the three and six months ended June 30, 2014 was $0.1 million with no impact on diluted earnings per share and, $0.9 million, or a $0.02 impact on diluted earnings per share. The adjustments related to remeasurement of acquisition-related contingent consideration for the three and six months ended June 30, 2013 were not taxable.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses increased $16.2 million to $30.8 million for the three months ended June 30, 2014 from $14.6 million for the same prior year period. Excluding the impact of special charges of $9.4 million in the three months ended June 30, 2014; unallocated corporate expenses increased $6.8 million. The increase was primarily due to higher costs related to performance based compensation for U.S. and regional teams, increased third party costs related to executive search activities and strategic development efforts.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $1.8 million to $1.4 million for the three months ended June 30, 2014 from a loss of $0.4 million for the same prior year period. The increase was primarily due to net foreign currency transaction gains in the period ended June 30, 2014 as compared to net losses in the same prior year period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include current intercompany receivables and payables.

Interest expense

Interest expense decreased $0.2 million to $12.9 million for the three months ended June 30, 2014 from $13.1 million for the same prior year period. Interest expense in 2014 was favorably impacted by lower average borrowings.

Special charges

During the three months ended June 30, 2014, we recorded special charges totaling $9.4 million, of which $0.6 million was non-cash. The charges consisted of $7.9 million related to the termination of the Company’s corporate airplane lease and $1.5 million related to the closure of the Company’s West Palm Beach executive office and related lease termination. These special charges are included in unallocated corporate expenses.

We did not record any special charges for the three months ended June 30, 2013.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 37.2% for the three months ended June 30, 2014 as compared to 49.8% for the same prior year period. During the second quarter of 2013, we recorded a deferred tax valuation reserve related to foreign tax credits, primarily due to lower forecasted foreign earnings, resulting in an increase to the income tax provision in the amount of $6.9 million. Excluding the impact of the discrete item, the effective tax rate for the three months ended June 30, 2013 would have been 34.6%.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses increased $19.3 million to $51.1 million for the six months ended June 30, 2014 from $31.8 million for the same prior year period. Excluding the impact of special charges of $9.4 million in the six months ended June 30, 2014; unallocated corporate expenses increased $10.0 million. The increase was primarily due to higher performance-based compensation costs and increased costs to support certain global corporate initiatives.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $1.9 million to $2.5 million for the six months ended June 30, 2014 from $0.6 million for the same prior year period. The increase was primarily due to lower net foreign currency transaction losses in the period ended June 30, 2014 as compared to net losses in the same prior year period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include current intercompany receivables and payables.

Interest expense

Interest expense was $25.6 million for the six months ended June 30, 2014, which decreased from $25.8 million for the same prior year period. Interest expense in 2014 was favorably impacted by lower average borrowings.

Special charges

During the six months ended June 30, 2014, we recorded special charges totaling $9.4 million, of which $0.6 million was non-cash. The charges consisted of $7.9 million related to the termination of the Company’s corporate airplane lease and $1.5 million related to the closure of the Company’s West Palm Beach executive office and related lease termination.

During the six months ended June 30, 2013, we recorded adjustments to the special charges recorded in 2012 of approximately $0.4 million, primarily related to the consolidation of office spaces previously vacated. These charges reflect the changes to sublease terms and associated costs for those locations for which actual subleases were entered into during the six months ended June 30, 2013, as well as the impact of updated forecasts of expected sublease income and employee termination costs.

The following table details the special charge adjustments by segment for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Corporate Finance/Restructuring	$—	$68
Forensic and Litigation Consulting	—	173
Economic Consulting	—	(4)
Technology	—	14
Strategic Communications	—	64

	—	315
Unallocated Corporate	9,364	112

Total	$9,364	$427

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate was 36.8% for the six months ended June 30, 2014 as compared to 41.3% for the same prior year period. During the six months ended June 30, 2013, we recorded a deferred tax valuation reserve related to foreign tax credits, primarily due to lower forecasted foreign earnings, resulting in a discrete increase to the income tax provision in the amount of $6.9 million. We also recognized the impact of a discrete benefit related to the favorable resolution of an income tax contingency in the amount of $2.2 million. Excluding the impact of these discrete items, the effective tax rate for the six months ended June 30, 2013 would have been 35.6%.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$17,247	$23,486	$35,364	$47,166
Add back:
Income tax provision	10,225	23,315	20,573	33,186
Other income (expense), net	11,460	13,458	23,112	25,236
Unallocated corporate expense	30,750	14,570	51,143	31,846

Total Segment Operating Income	$69,682	$74,829	$130,192	$137,434
Add back:
Segment depreciation expense	7,512	6,944	15,060	13,820
Amortization of other intangible assets	3,452	5,953	8,068	11,517
Segment special charges	—	—	—	315
Remeasurement of acquisition-related contingent consideration	(261)	(8,216)	(2,383)	(8,216)

Total Adjusted Segment EBITDA	$80,385	$79,510	$150,937	$154,870

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	713	718	713	718
Forensic and Litigation Consulting	1,059	969	1,059	969
Economic Consulting	525	499	525	499
Technology	328	285	328	285
Strategic Communications	566	611	566	611

Total revenue-generating professionals	3,191	3,082	3,191	3,082

Utilization rates of billable professionals: (1)
Corporate Finance/Restructuring	71%	62%	71%	66%
Forensic and Litigation Consulting	71%	67%	73%	65%
Economic Consulting	78%	82%	75%	86%
Average billable rate per hour: (2)
Corporate Finance/Restructuring	$412	$416	$396	$412
Forensic and Litigation Consulting	323	307	319	314
Economic Consulting	522	505	519	501

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$104,020	$96,714	$198,002	$195,794

Operating expenses:
Direct cost of revenues	67,510	59,516	131,479	121,949
Selling, general and administrative expenses	18,191	19,730	37,977	37,420
Special charges	—	—	—	68
Acquisition-related contingent consideration	40	(5,800)	(555)	(5,161)
Amortization of other intangible assets	1,211	1,832	3,426	3,383

	86,952	75,278	172,327	157,659

Segment operating income	17,068	21,436	25,675	38,135
Add back:
Depreciation and amortization of intangible assets	2,065	2,687	5,071	5,005
Special charges	—	—	—	68
Remeasurement of acquisition-related contingent consideration	—	(6,275)	(662)	(6,275)

Adjusted Segment EBITDA	$19,133	$17,848	$30,084	$36,933

Gross profit (1)	$36,510	$37,198	$66,523	$73,845
Gross profit margin (2)	35.1%	38.5%	33.6%	37.7%
Adjusted Segment EBITDA as a percent of revenues	18.4%	18.5%	15.2%	18.9%
Number of revenue generating professionals (at period end)	713	718	713	718
Utilization rates of billable professionals	71%	62%	71%	66%
Average billable rate per hour	$412	$416	$396	$412

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues increased $7.3 million, or 7.6%, to $104.0 million for the quarter ended June 30, 2014 compared to $96.7 million for the same prior year period. The increase in revenues was due to growth in our non-distressed engagements in our North America core business; partially offset by continued slowness in global bankruptcy restructuring.

Gross profit decreased $0.7 million, or 1.8%, to $36.5 million for the quarter ended June 30, 2014 compared to $37.2 million for the same prior year period. Gross profit margin decreased to 35.1% for the quarter ended June 30, 2014 compared to 38.5% for the same prior year period. The decrease in gross profit margin was due to higher demand and net average realized bill rates in North America bankruptcy and restructuring; more than offset by higher performance-based compensation expense and the investment in the European transaction advisory practice.

Selling, general and administrative (“SG&A”) expense decreased $1.5 million, or 7.8%, to $18.2 million for the quarter ended June 30, 2014 compared to $19.7 million for the same prior year period. SG&A expense was 17.5% of revenues for the quarter ended June 30, 2014, compared to 20.4% for the same prior year period. The decrease in SG&A expense was due to the absence of non-recurring acquisition costs recorded in the same prior year period.

Amortization of other intangible assets was $1.2 million for the quarter ended June 30, 2014 compared to $1.8 million for the same prior year period.

Adjusted Segment EBITDA increased $1.3 million, or 7.2%, to $19.1 million for the quarter ended June 30, 2014 compared to $17.8 million for the same prior year period.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues increased $2.2 million, or 1.1%, to $198.0 million for the six months ended June 30, 2014 compared to $195.8 million for the same prior year period. Revenues increased $4.4 million, or 2.2%, due to acquisitions as compared to the same prior year period. Revenues decreased organically $2.2 million, or 1.1%, primarily due to continued slowness in global bankruptcy restructuring practice; partially offset by the increase in non-distressed engagements in North America.

Gross profit decreased $7.3 million, or 9.9%, to $66.5 million for the six months ended June 30, 2014 compared to $73.8 million for the same prior year period. Gross profit margin decreased 4.1% to 33.6% for the six months ended June 30, 2014 compared to 37.7% for the same prior year period. The decrease in gross profit margin was due to the investment in the European transaction advisory practice, higher performance-based compensation expense, and slowness in global bankruptcy restructuring.

SG&A expense increased $0.6 million, or 1.5%, to $38.0 million for the six months ended June 30, 2014 compared to $37.4 million for the same prior year period. SG&A expense was 19.2% of revenues for the six months ended June 30, 2014, compared to 19.1% for the same prior year period. The increase in SG&A expense was due to the overhead costs related to the acquired practices and the investment in the European transaction advisory practice partially offset by absence of the non-recurring acquisition costs of $1.8 million recorded in the same prior year period.

Amortization of other intangible assets was $3.4 million for the six months ended June 30, 2014 compared to $3.4 million for the same prior year period.

Adjusted Segment EBITDA decreased $6.8 million, or 18.5%, to $30.1 million for the six months ended June 30, 2014 compared to $36.9 million for the same prior year period.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$119,081	$105,120	$240,510	$205,844

Operating expenses:
Direct cost of revenues	75,332	66,861	149,133	134,835
Selling, general and administrative expenses	22,481	20,351	44,602	41,222
Special charges	—	—	—	173
Acquisition-related contingent consideration	(245)	(1,848)	(890)	(1,756)
Amortization of other intangible assets	674	579	1,424	1,091

	98,242	85,943	194,269	175,565

Segment operating income	20,839	19,177	46,241	30,279
Add back:
Depreciation and amortization of intangible assets	1,693	1,516	3,458	3,052
Special charges	—	—	—	173
Remeasurement of acquisition-related contingent consideration	(261)	(1,941)	(934)	(1,941)

Adjusted Segment EBITDA	$22,271	$18,752	$48,765	$31,563

Gross profit (1)	$43,749	$38,259	$91,377	$71,009
Gross profit margin (2)	36.7%	36.4%	38.0%	34.5%
Adjusted Segment EBITDA as a percent of revenues	18.7%	17.8%	20.3%	15.3%
Number of revenue generating professionals (at period end)	1,059	969	1,059	969
Utilization rates of billable professionals	71%	67%	73%	65%
Average billable rate per hour	$323	$307	$319	$314

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues increased $14.0 million, or 13.3%, to $119.1 million for the three months ended June 30, 2014 from $105.1 million for the same prior year period which included 2.9% from acquisitions. Revenues increased organically $10.9 million, or 10.4%, due to higher demand related primarily to disputes and investigations in our North America and Asia Pacific regions.

Gross profit increased $5.4 million, or 14.1%, to $43.7 million for the three months ended June 30, 2014 from $38.3 million for the same prior year period. Gross profit margin increased to 36.7% for the three months ended June 30, 2014 from 36.4% for the same prior year period. The increase in gross profit margin was related to higher utilization and improved leverage in our North America and Asia Pacific regions partially offset by increased performance based compensation, lower utilization on increased headcount, and the impact of lower success fees in our health solutions practice.

SG&A expense increased $2.1 million, or 10.5%, to $22.5 million for the three months ended June 30, 2014 from $20.4 million for the same prior year period. SG&A expense was 18.9% of revenue for the three months ended June 30, 2014, down from 19.4% for the same prior year period. The increase in SG&A expense was due to higher overhead expenses due to acquired businesses and higher administrative expenses.

Amortization of other intangible assets increased $0.1 million to $0.7 million for the three months ended June 30, 2014 compared to $0.6 million for the same prior year period.

Adjusted Segment EBITDA increased by $3.5 million, or 18.8%, to $22.3 million for the three months ended June 30, 2014 from $18.8 million for the same prior year period.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues increased $34.7 million, or 16.8%, to $240.5 million for the six months ended June 30, 2014 from $205.8 million for the same prior year period. Revenues increased $6.0 million, or 2.9%, due to acquisitions as compared to the same prior year period. Revenues increased organically $28.7 million, or 13.9%, due to higher demand in our North America and Asia Pacific regions; partially offset by the impact of lower success fees in our health solutions practice.

Gross profit increased $20.4 million, or 28.7%, to $91.4 million for the six months ended June 30, 2014 from $71.0 million for the same prior year period. Gross profit margin increased to 38.0% for the six months ended June 30, 2014 from 34.5% for the same prior year period. The increase in gross profit margin was related to higher utilization and improved leverage in our practices in North America and Asia Pacific regions; partially offset by the impact of lower success fees in our health solutions practice and increased performance based compensation.

SG&A expense increased $3.4 million, or 8.2%, to $44.6 million for the six months ended June 30, 2014 from $41.2 million for the same prior year period. SG&A expense was 18.5% of revenue for the six months ended June 30, 2014, down from 20.0% for the same prior year period. The increase in SG&A expense was due to acquired overhead expense, increased compensation costs, and higher administrative expenses; partially offset by lower bad debt expense.

Amortization of other intangible assets increased $0.3 million to $1.4 million for the six months ended June 30, 2014 compared to $1.1 million for the same prior year period.

Adjusted Segment EBITDA increased by $17.2 million, or 54.5%, to $48.8 million for the six months ended June 30, 2014 from $31.6 million for the same prior year period.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$117,227	$111,014	$224,078	$226,208

Operating expenses:
Direct cost of revenues	84,855	76,671	162,825	152,622
Selling, general and administrative expenses	15,242	14,356	32,122	28,210
Special charges	—	—	—	(4)
Acquisition-related contingent consideration	68	47	(667)	47
Amortization of other intangible assets	222	410	528	808

	100,387	91,484	194,808	181,683

Segment operating income	16,840	19,530	29,270	44,525
Add back:
Depreciation and amortization of intangible assets	1,203	1,273	2,590	2,476
Special charges	—	—	—	(4)
Remeasurement of acquisition-related contingent consideration	—	—	(787)	—

Adjusted Segment EBITDA	$18,043	$20,803	$31,073	$46,997

Gross profit (1)	$32,372	$34,343	$61,253	$73,586
Gross profit margin (2)	27.6%	30.9%	27.3%	32.5%
Adjusted Segment EBITDA as a percent of revenues	15.4%	18.7%	13.9%	20.8%
Number of revenue generating professionals (at period end)	525	499	525	499
Utilization rates of billable professionals	78%	82%	75%	86%
Average billable rate per hour	$522	$505	$519	$501

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues increased $6.2 million, or 5.6%, to $117.2 million for the three months ended June 30, 2014 compared to $111.0 million for the same prior year period. Revenues increased organically $5.7 million, or 5.2%, partially due to a 1.5% increase from the estimated positive impact from foreign currency translation. The increase in revenue was primarily due to increased demand in our EMEA antitrust litigation practice and international arbitration and valuation practices, along with higher net realized average bill rates in our EMEA international arbitration and valuation practices; partially offset by lower demand in our financial economics practice.

Gross profit decreased $2.0 million, or 5.7%, to $32.4 million for the three months ended June 30, 2014 compared to $34.3 million for the same prior year period. Gross profit margin decreased to 27.6% for the three months ended June 30, 2014 from 30.9% for the same prior year period. The decrease in gross profit margin was the result of increased demand in EMEA offset by increased compensation expense related to employment contract extensions of key senior client-service professionals, and lower utilization on increased headcount in our North American financial economics practice.

SG&A expense increased $0.9 million, or 6.2%, to $15.2 million for the three months ended June 30, 2014 compared to $14.4 million for the same prior year period. SG&A expense was 13.0% of revenues for the three months ended June 30, 2014 compared to 12.9% for the same prior year period. The increase in SG&A expense was due to higher administrative costs and travel and entertainment expenses related to marketing and business development.

Bad debt expense was $2.0 million or 1.7% of revenues for the three months ended June 30, 2014 compared to $1.9 million or 1.7% of revenues for the same prior year period.

Amortization of other intangible assets decreased to $0.2 million for the three months ended June 30, 2014, compared to $0.4 million for the same prior year period.

Adjusted Segment EBITDA decreased $2.8 million, or 13.3%, to $18.0 million for the three months ended June 30, 2014, compared to $20.8 million for the same prior year period.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues decreased $2.1 million, or 0.9%, to $224.1 million for the six months ended June 30, 2014 compared to $226.2 million for the same prior year period, which included a 1.2% increase from the estimated positive impact of foreign currency translation. Revenues increased $2.2 million, or 1.0%, due to acquisitions as compared to the same prior year period. Revenues decreased organically $4.4 million, or 1.9%, primarily due to decreased demand in our financial economics practice in the North America region; partially offset by higher demand for our antitrust practice in the EMEA region.

Gross profit decreased $12.3 million, or 16.8%, to $61.3 million for the six months ended June 30, 2014 compared to $73.6 million for the same prior year period. Gross profit margin decreased to 27.3% for the six months ended June 30, 2014 from 32.5% for the same prior year period. The decrease in gross profit margin was the result of employment contract extensions of key senior client-service professionals and lower demand for the financial economics practice in the North America region; partially offset by higher demand for our antitrust practice in the EMEA region.

SG&A expense increased $3.9 million, or 13.9%, to $32.1 million for the six months ended June 30, 2014 compared to $28.2 million for the same prior year period. SG&A expense was 14.3% of revenues for the six months ended June 30, 2014 compared to 12.5% for the same prior year period. The increase in SG&A expense was due to higher administrative costs, bad debt expense, and facilities costs. Bad debt expense was $4.6 million or 2.0% of revenues for the six months ended June 30, 2014 compared to $3.9 million or 1.7% of revenues for the same prior year period.

Amortization of other intangible assets decreased to $0.5 million for the six months ended June 30, 2014, compared to $0.8 million for the same prior year period.

Adjusted Segment EBITDA decreased $15.9 million, or 33.9%, to $31.1 million for the six months ended June 30, 2014, compared to $47.0 million for the same prior year period.

TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenues	$60,720	$51,196	$120,783	$97,900

Operating expenses:
Direct cost of revenues	32,949	23,126	63,649	44,987
Selling, general and administrative expenses	16,648	14,793	32,727	29,555
Special charges	—	—	—	14
Amortization of other intangible assets	218	1,985	436	3,970

	49,815	39,904	96,812	78,526

Segment operating income	10,905	11,292	23,971	19,374
Add back:
Depreciation and amortization of intangible assets	4,199	5,596	8,481	11,216
Special charges	—	—	—	14

Adjusted Segment EBITDA	$15,104	$16,888	$32,452	$30,604

Gross profit (1)	$27,771	$28,070	$57,134	$52,913
Gross profit margin (2)	45.7%	54.8%	47.3%	54.0%
Adjusted Segment EBITDA as a percent of revenues	24.9%	33.0%	26.9%	31.3%
Number of revenue generating professionals (at period end) (3)	328	285	328	285

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue increased by $9.5 million, or 18.6%, to $60.7 million for the three months ended June 30, 2014 compared to $51.2 million for the same prior year period. The increase in revenue is due to higher demand for complex global investigation matters.

Gross profit decreased by $0.3 million to $27.8 million for the three months ended June 30, 2014 compared to the $28.1 million for the same prior year period. Gross profit margin decreased to 45.7% of revenue from 54.8% of revenue compared to the same period in the same prior year period. The gross profit margin percentage decline was due to an increased mix of lower margin services.

SG&A increased by $1.9 million, or 12.5%, to $16.6 million for the three months ended June 30, 2014 compared to $14.8 million for the same prior year period. SG&A expense was 27.4% of revenue for the three months ending June 30, 2014 compared to 28.9% of revenue for the same prior year period. The SG&A expense increase was related to hiring to support research and development and business development activities. Research and development expense was $4.6 million for the three months ended June 30, 2014 compared to $3.5 million for the same prior year period. Bad debt expense decreased by $0.3 million due to the recoveries of previously reserved balances.

Amortization of other intangible assets decreased $1.8 million for the three months ended June 30, 2014 compared to the same prior year period. The decrease was due to the impact of certain acquisition costs being fully amortized at the end of 2013.

Adjusted Segment EBITDA decreased by $1.8 million, or 10.6%, for the three months ended June 30, 2014 compared to the same prior year period.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue increased by $22.9 million, or 23.4%, to $120.8 million for the six months ended June 30, 2014 compared to the $97.9 million for the same prior year period. The increase was due to higher volumes on complex global investigation matters, as well as an increase in consulting volume partially offset by reduced pricing for services.

Gross profit increased by $4.2 million, or 8.0%, to $57.1 million for the six months ended June 30, 2014 compared to the $52.9 million for the same prior year period. Gross profit margin percentage decreased to 47.3% of revenue from 54.0%, or by 6.7% compared to the same prior year period. The gross profit margin percentage decrease was due to a change in the mix of revenue with higher margin unit-based revenue comprising a smaller percentage of total revenue, higher third party costs to support the increased document review volumes, and higher personnel costs.

SG&A increased by $3.2 million, or 10.7%, to $32.7 million for the six months ended June 30, 2014 compared to the $29.6 million for the same prior year period. SG&A expense was 27.1% of revenue for the six months ending June 30, 2014 compared to 30.2% of revenue for the same prior year period. The SG&A expense increase was related to higher personnel costs in research and development, corporate allocations in support of growing operations, rent in support of the additional personnel, and reduced capitalization of software development costs. Research and development expense was $9.1 million for the six months ended June 30, 2014 compared to $7.5 million for the same prior year period. Bad debt expense decreased by $0.3 million due to increased recoveries of previously reserved balances.

Amortization of other intangible assets decreased $3.5 million for the six months ended June 30, 2014 compared to the same prior year period. The decrease is due to the impact of certain acquisition costs being fully amortized at the end of 2013.

Adjusted Segment EBITDA increased by $1.8 million, or 6.0%, to $32.5 million for the six months ended June 30, 2014 compared to $30.6 million for the same prior year period.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenues	$53,276	$50,569	$96,503	$96,045

Operating expenses:
Direct cost of revenues	34,903	33,354	62,738	63,615
Selling, general and administrative expenses	13,084	12,525	26,212	24,831
Special charges	—	—	—	64
Acquisition-related contingent consideration	132	149	264	149
Amortization of other intangible assets	1,127	1,147	2,254	2,265

	49,246	47,175	91,468	90,924

Segment operating income	4,030	3,394	5,035	5,121
Add back:
Depreciation and amortization of intangible assets	1,804	1,825	3,528	3,588
Special charges	—	—	—	64

Adjusted Segment EBITDA	$5,834	$5,219	$8,563	$8,773

Gross profit (1)	$18,373	$17,215	$33,765	$32,430
Gross profit margin (2)	34.5%	34.0%	35.0%	33.8%
Adjusted Segment EBITDA as a percent of revenues	10.9%	10.3%	8.9%	9.1%
Number of revenue generating professionals (at period end)	566	611	566	611

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues increased $2.7 million, or 5.4%, to $53.3 million for the three months ended June 30, 2014 from $50.6 million for the same prior year period, including a 2.8% increase from the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound relative to the U.S. dollar. The revenue increase was primarily due to an increase in the number of retained relationships in our EMEA region.

Gross profit increased $1.2 million, or 6.7%, to $18.4 million for the three months ended June 30, 2014 from $17.2 million for the same prior year period. Gross profit margin increased 0.5 percentage points to 34.5% for the three months ended June 30, 2014 from 34.0% for the same prior year period. The increase in gross profit margin was primarily due to the estimated impact of foreign currency translation and higher margin pass-through revenue.

SG&A expense increased $0.6 million, or 4.5%, to $13.1 million for the three months ended June 30, 2014 from $12.5 million for the same prior year period, including a 2.5% increase from the estimated impact of foreign currency translation. SG&A expense was 24.6% of revenue for the three months ended June 30, 2014, down from 24.8% of revenue for the same prior year period. The increase in SG&A was primarily due to severance expense recorded in the EMEA region.

Amortization of other intangible assets was $1.1 million for the three months ended June 30, 2014 which was in line with the corresponding charge for the same prior year period.

Adjusted Segment EBITDA increased $0.6 million, or 11.8%, to $5.8 million for the three months ended June 30, 2014 from $5.2 million for the same prior year period.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues increased $0.5 million, or 0.5%, to $96.5 million for the six months ended June 30, 2014 from $96.0 million for the same prior year period, which included a 2.0% increase from the estimated positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound relative to the U.S. dollar. The remaining revenue increase was primarily due to an increase in retainer-based revenue in our EMEA region offset by lower pass-through revenues in our North America and EMEA regions.

Gross profit increased $1.3 million, or 4.1%, to $33.8 million for the six months ended June 30, 2014 from $32.4 million for the same prior year period. Gross profit margin increased 1.2% to 35.0% for the six months ended June 30, 2014 from 33.8% for the same prior year period. The increase in gross profit margin was primarily due to higher margin on pass-through revenues in our EMEA and North America regions.

SG&A expense increased $1.4 million, or 5.6%, to $26.2 million for the six months ended June 30, 2014 from $24.8 million for the same prior year period. SG&A expense was 27.2% of revenue for the six months ended June 30, 2014, up from 25.9% of revenue for the same prior year period. The increase in SG&A was primarily due to higher facilities expenses related to the transition to our new London office and severance expense recorded in the EMEA region.

Amortization of other intangible assets was $2.3 million for the six months ended June 30, 2014 which was in line with the corresponding charge for the same prior year period.

Adjusted Segment EBITDA decreased $0.2 million, or 2.4%, to $8.6 million for the six months ended June 30, 2014 from $8.8 million for the same prior year period.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements and is hereby incorporated by reference herein. We evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Goodwill and Other Intangible Assets

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. Factors we consider important which could trigger an interim impairment review include, but are not limited to the following: significant underperformance relative to historical or projected future operating results; a significant change in the manner of our use of the acquired asset or strategy for our overall business; a significant negative industry or economic trend; and our market capitalization relative to net book value. Through our assessment, we determined that there were no events or circumstances that more likely than not would reduce the fair value of any of our reporting units below their carrying value. Accordingly, we did not perform an interim impairment test in either of the quarters in the six months ended June 30, 2014.

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently evaluating the impact of the adoption of this accounting standard update on its condensed consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(77,104)	$19,369
Net cash used in investing activities	$(37,395)	$(54,621)
Net cash used in financing activities	$3,630	$(28,129)
DSO	108	99

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

DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenue for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter. Our DSO typically reaches its lowest point at December 31 each year and has consistently increased during the following quarters.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Cash used in operating activities was $77.1 million for the six months ended June 30, 2014 compared to cash provided by operating activities of $19.4 million for the same prior year period. The primary driver for the $84.9 million decrease in operating cash flows relative to the prior year was higher salary payments driven by the impact of salary increases and headcount additions, and the timing of bonus payments. Days sales outstanding (“DSO”), which is one measure of the collections cycle, was 108 days at June 30, 2014 and 99 days at June 30, 2013. Current DSO compared to the prior year has been impacted by the mix of revenues between our segments, an increase in unbilled receivables related to our Asia Pacific liquidation business which is subject to lengthy regulatory proceedings and extended payment terms which have been granted to certain large scale engagements.

Net cash used in investing activities for the six months ended June 30, 2014 was $37.4 million compared to $54.6 million for the same prior year period. Payments for acquisitions completed during the six months ended June 30, 2014 were $1.0 million, net of cash received, compared to $30.4 million for the same prior year period. Payments of acquisition-related contingent consideration were $14.6 million for the six months ended June 30, 2014 compared to payments of acquisition-related contingent consideration and stock price guarantees of $6.2 million and $3.9 million, respectively, for the same prior year period. Capital expenditures were $21.8 million for the six months ended June 30, 2014 compared to $14.1 million for the same prior year period.

Net cash provided by financing activities for the six months ended June 30, 2014 was $3.6 million compared to net cash used in financing activities of $28.1 million for the same prior year period. Our financing activities for the six months ended June 30, 2014 included payments of $4.4 million to settle repurchases of the Company’s common stock that were made, but not settled in the fourth quarter of 2013, and the receipt of $11.6 million of refundable deposits related to one of our foreign entities. Our financing activities for the six months ended June 30, 2013 included the purchase and retirement of 826,800 shares of our common stock, at an aggregate cost of $28.8 million.

Capital Resources

As of June 30, 2014, our capital resources included $94.4 million of cash and cash equivalents and available borrowing capacity of $348.6 million under our $350.0 senior secured bank credit facility (“bank credit facility”). As of June 30, 2014, we had no outstanding borrowings under our bank credit facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

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

For the full fiscal year 2014, we anticipate aggregate capital expenditures will range between $37 million and $40 million to support our organization, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

In certain business combinations consummated prior to January 1, 2009, a portion of our purchase price was in the form of contingent consideration, often referred to as earn-outs. The use of contingent consideration allows us to shift some of the valuation risk, inherent at the time of acquisitions, to the sellers based upon the outcome of future financial targets that the sellers contemplate in the valuations of the companies, assets or businesses they sell. Contingent consideration is payable annually as agreed upon performance targets are met and is generally subject to a maximum amount within a specified time period. Our obligations change from period-to-period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. In addition, certain acquisition-related restricted stock agreements contain common stock price guarantees that may result in cash payments in the future if our closing per share price falls below a specified per share price on the date the stock restrictions lapse. As of June 30, 2014, we had no accrued contingent consideration liabilities for business combinations consummated prior to January 1, 2009 and no remaining restricted stock agreements with common stock price guarantees.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets and remeasured to fair value at each subsequent reporting date with an offset to current period earnings. The fair value of future expected contingent purchase price obligations for these business combinations are $6.6 million at June 30, 2014 with payment dates extending through 2018.

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

Any new debt funding, if available, may be on terms less favorable to us than our bank credit facility or the indentures that govern our senior notes. See “—Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” included in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” included in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include the following:

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 24, 2014. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the second quarter ended June 30, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
April 1 through April 30, 2014	213	$34.26	—	$128,838,000
May 1 through May 31, 2014	4,386	$30.68	—	$128,838,000
June 1 through June 30, 2014	8,702	$32.84	—	$—

Total	13,301		—

(1)	Represents shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(2)

In June 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). There were no shares repurchased under the 2012 Repurchase Program during the quarter ended June 30, 2014. On June 5, 2014, the 2012 Repurchase Program expired with an unused balance of approximately $128.8 million.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.4	Amendment No. 1 to Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101**	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended June 30, 2014, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2014

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)