Form 10-Q
period 2014-09-30
FTI CONSULTING INC
filed 2014-10-30
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014
Common stock, par value $0.01 per share	41,023,522

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$178,778	$205,833
Accounts receivable:
Billed receivables	401,696	352,411
Unbilled receivables	305,572	233,307
Allowance for doubtful accounts and unbilled services	(141,611)	(109,273)

Accounts receivable, net	565,657	476,445
Current portion of notes receivable	28,757	33,093
Prepaid expenses and other current assets	54,045	61,800
Current portion of deferred tax assets	29,731	26,690

Total current assets	856,968	803,861
Property and equipment, net of accumulated depreciation	83,520	79,007
Goodwill	1,213,809	1,218,733
Other intangible assets, net of amortization	80,913	97,148
Notes receivable, net of current portion	126,561	108,298
Other assets	53,120	57,900

Total assets	$2,414,891	$2,364,947

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$99,857	$126,886
Accrued compensation	200,513	222,738
Current portion of long-term debt	6,000	6,014
Billings in excess of services provided	39,492	28,692

Total current liabilities	345,862	384,330
Long-term debt, net of current portion	705,000	711,000
Deferred income taxes	152,583	137,697
Other liabilities	98,147	89,661

Total liabilities	1,301,592	1,322,688

Commitments and contingent liabilities (notes 8, 10 and 11)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—41,027 (2014) and 40,526 (2013)	410	405
Additional paid-in capital	385,591	362,322
Retained earnings	788,507	730,621
Accumulated other comprehensive loss	(61,209)	(51,089)

Total stockholders’ equity	1,113,299	1,042,259

Total liabilities and stockholders’ equity	$2,414,891	$2,364,947

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$451,178	$414,643	$1,331,054	$1,236,434

Operating expenses
Direct cost of revenues	293,244	255,152	863,068	773,160
Selling, general and administrative expense	102,461	94,513	317,880	287,485
Special charges	5,347	10,419	14,711	10,846
Acquisition-related contingent consideration	257	630	(1,591)	(6,091)
Amortization of other intangible assets	3,398	5,776	11,466	17,293
Goodwill impairment charge	—	83,752	—	83,752

	404,707	450,242	1,205,534	1,166,445

Operating income (loss)	46,471	(35,599)	125,520	69,989

Other income (expense)
Interest income and other	1,014	1,152	3,465	1,702
Interest expense	(12,634)	(12,814)	(38,197)	(38,600)

	(11,620)	(11,662)	(34,732)	(36,898)

Income (loss) before income tax provision	34,851	(47,261)	90,788	33,091
Income tax provision	12,329	3,360	32,902	36,546

Net income (loss)	$22,522	$(50,621)	$57,886	$(3,455)

Earnings (loss) per common share—basic	$0.57	$(1.29)	$1.46	$(0.09)

Earnings (loss) per common share—diluted	$0.55	$(1.29)	$1.43	$(0.09)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	$(22,542)	$17,115	$(10,120)	$(10,108)

Total other comprehensive income (loss), net of tax	(22,542)	17,115	(10,120)	(10,108)

Comprehensive income (loss)	$(20)	$(33,506)	$47,766	$(13,563)

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance December 31, 2013	40,526	$405	$362,322	$730,621	$(51,089)	$1,042,259
Net income	—	—	—	57,886	—	57,886
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(10,120)	(10,120)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $323	232	2	5,165	—	—	5,167
Restricted share grants, less net settled shares of 159	269	3	(5,451)	—	—	(5,448)
Stock units issued under incentive compensation plan	—	—	1,674	—	—	1,674
Non-employee vesting of stock options	—	—	2,951	—	—	2,951
Share-based compensation	—	—	18,930	—	—	18,930

Balance September 30, 2014	41,027	$410	$385,591	$788,507	$(61,209)	$1,113,299

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$57,886	$(3,455)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,318	24,218
Amortization of other intangible assets	11,466	17,293
Goodwill impairment charge	—	83,752
Acquisition-related contingent consideration	(1,591)	(6,091)
Provision for doubtful accounts	11,896	10,404
Non-cash share-based compensation	18,930	22,544
Non-cash interest expense	2,020	2,024
Other	(358)	(286)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(107,847)	(72,266)
Notes receivable	(18,266)	(9,644)
Prepaid expenses and other assets	7,099	(2,313)
Accounts payable, accrued expenses and other	10,538	16,822
Income taxes	8,315	12,989
Accrued compensation	(16,958)	13,198
Billings in excess of services provided	11,031	(5,383)

Net cash provided by operating activities	20,479	103,806

Investing activities
Payments for acquisition of businesses, net of cash received	(15,684)	(40,766)
Purchases of property and equipment	(31,797)	(22,994)
Other	69	24

Net cash used in investing activities	(47,412)	(63,736)

Financing activities
Payments of long-term debt	(6,014)	(6,000)
Purchase and retirement of common stock	(4,367)	(48,769)
Net issuance of common stock under equity compensation plans	(29)	6,208
Deposits	12,956	—
Other	(1,036)	(800)

Net cash provided by (used in) financing activities	1,510	(49,361)

Effect of exchange rate changes on cash and cash equivalents	(1,632)	432

Net decrease in cash and cash equivalents	(27,055)	(8,859)
Cash and cash equivalents, beginning of period	205,833	156,785

Cash and cash equivalents, end of period	$178,778	$147,926

Supplemental cash flow disclosures
Cash paid for interest	$25,323	$25,129
Cash paid for income taxes, net of refunds	24,580	23,557
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	1,674	3,005
Issuance of common stock to acquire businesses	—	2,883

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

2. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, each using the treasury stock method. Due to a net loss applicable to common stockholders, we excluded 1,150,404 potentially dilutive securities for the three months ended September 30, 2013 and 1,172,602 potentially dilutive securities for the nine months ended September 30, 2013, as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator—basic and diluted
Net income (loss)	$22,522	$(50,621)	$57,886	$(3,455)

Denominator
Weighted average number of common shares outstanding—basic	39,789	39,094	39,637	39,212
Effect of dilutive stock options	414	—	353	—
Effect of dilutive restricted shares	616	—	618	—

Weighted average number of common shares outstanding—diluted	40,819	39,094	40,608	39,212

Earnings (loss) per common share—basic	$0.57	$(1.29)	$1.46	$(0.09)

Earnings (loss) per common share—diluted	$0.55	$(1.29)	$1.43	$(0.09)

Antidilutive stock options and restricted shares	2,741	4,586	3,185	4,677

3. New Accounting Standards Not Yet Adopted

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating which transition approach to use and the impact of the adoption of this accounting standard update on its condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 amends the criteria for reporting a discontinued operation. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. This guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. ASU 2014-08 would impact the Company’s consolidated results of operations and financial condition only in the instance of an event or transaction described above.

4. Special Charges

During the three months ended September 30, 2014, we recorded special charges of $5.3 million. The special charges consisted of $4.5 million contractual post-employment payments and equity award expense acceleration, net of forfeitures of unvested equity and liability awards and annual bonus payments, related to the departures of the Company’s former Chief Financial Officer, former Executive Vice President and Chairman of North America and former Chairman of Europe the Middle East and Africa (“EMEA”) region, and $0.8 million related to updated forecasts of expected sublease income for corporate and segment offices previously vacated.

During the nine months ended September 30, 2014, we recorded special charges of $14.7 million. The special charges consisted of:

•

$4.5 million contractual post-employment payments and equity award expense acceleration, net of forfeitures of unvested equity and liability awards and annual bonus payments, related to the departures of the Company’s former Chief Financial Officer, former Executive Vice President and Chairman of North America and former Chairman of the EMEA region.

•	$7.9 million related to the termination of the Company’s corporate airplane lease;

•

$2.3 million related to the closure of the Company’s former West Palm Beach executive office and related lease termination, and updated forecasts of expected sublease income for corporate and segment offices previously vacated. $0.7 million of these charges were non-cash.

During the three and nine months ended September 30, 2013, we recorded special charges of $10.4 million and $10.8 million, respectively, of which $3.1 million was non-cash. The charges primarily reflect actions we took to realign our workforce to address current business demands impacting our Corporate Finance/Restructuring and Forensic and Litigation Consulting segments and to reduce certain corporate overhead within our EMEA region. The special charges consisted of $10.2 million of salary continuance and other contractual employee related costs associated with the reduction in workforce of 45 employees and $0.6 million of costs to consolidate leased office space within one location and to adjust prior year special charges for changes to sublease terms and employee termination costs.

The following table details the special charges by segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Corporate Finance/Restructuring	$84	$6,331	$84	$6,399
Forensic and Litigation Consulting	308	1,938	308	2,111
Economic Consulting	12	15	12	11
Technology	19	2	19	16
Strategic Communications	3	2	3	66

	426	8,288	426	8,603
Unallocated Corporate	4,921	2,131	14,285	2,243

Total	$5,347	$10,419	$14,711	$10,846

The total cash outflow associated with the special charges recorded in 2014, 2013 and 2012 is expected to be $63.5 million, of which $44.2 million has been paid as of September 30, 2014. Approximately $2.1 million is expected to be paid during the remainder of 2014, $5.1 million is expected to be paid in 2015, $3.2 million is expected to be paid in 2016, $3.1 million is expected to be paid in 2017, and the remaining balance of $5.8 million will be paid from 2018 to 2025. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Activity related to the liability for these costs for the nine months ended September 30, 2014 is as follows:

	Employee Termination Costs	Lease Costs	Total
Balance at December 31, 2013	$19,965	$6,096	$26,061
Additions	5,510	9,580	15,090
Payments	(11,373)	(10,421)	(21,794)
Foreign currency translation adjustment and other	(74)	—	(74)

Balance at September 30, 2014	$14,028	$5,255	$19,283

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income (Loss) and totaled $3.2 million and $11.9 million for the three and nine months ended September 30, 2014, respectively, and $2.9 million and $10.4 million for the three and nine months ended September 30, 2013, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.7 million and $13.8 million for the three and nine months ended September 30, 2014, respectively, and $4.2 million and $11.7 million for the three and nine months ended September 30, 2013, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income (Loss).

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2014 and December 31, 2013, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at September 30, 2014 was $735.0 million compared to a carrying value of $711.0 million. At December 31, 2013, the fair value of our long-term debt was $752.8 million compared to a carrying value of $717.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/ 4% Senior Notes Due 2020 (“2020 Notes”) and 6.0% Senior Notes Due 2022 (“2022 Notes”). The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

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

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense, respectively, and is included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income (Loss). During the nine months ended September 30, 2014, management determined that the fair value of the contingent consideration liability for certain of its acquisitions had declined and recorded a remeasurement gain of $2.4 million compared to a remeasurement gain of $8.2 million for the nine months ended September 30, 2013. There was no remeasurement gain or loss for the three months ended September 30, 2014, or three months ended September 30, 2013.

Accretion expense for acquisition-related contingent consideration totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, and $0.6 million and $2.1 million for the three and nine months ended September 30, 2013, respectively.

The following table represents the changes in the acquisition-related contingent consideration liability during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$6,601	$13,285	$13,329	$16,426
Acquisition (1)	—	(206)	(4,495)	4,323
Accretion of acquisition-related contingent consideration	257	630	792	2,125
Remeasurement of acquisition-related contingent consideration	—	—	(2,383)	(8,216)
Payments	(200)	(166)	(578)	(401)
Unrealized gains (losses) related to currency translation in other comprehensive income	—	73	(7)	(641)

Ending balance	$6,658	$13,616	$6,658	$13,616

(1)	Includes adjustments during the purchase price allocation period.

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

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the nine months ended September 30, 2014, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at December 31, 2013:
Goodwill	$449,710	$241,651	$263,474	$118,073	$339,964	$1,412,872
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at December 31, 2013	449,710	241,651	263,474	118,073	145,825	1,218,733

Acquisitions (1)	—	(224)	—	—	—	(224)
Foreign currency translation adjustment and other	(1,280)	(1,306)	(326)	(28)	(1,760)	(4,700)

Goodwill	448,430	240,121	263,148	118,045	338,204	1,407,948
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at September 30, 2014	$448,430	$240,121	$263,148	$118,045	$144,065	$1,213,809

(1)	Includes adjustments during the purchase price measurement period.

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $3.4 million and $11.5 million for the three and nine months ended September 30, 2014, respectively, and $5.8 million and $17.3 million for the three and nine months ended September 30, 2013, respectively. Based solely on the amortizable intangible assets recorded as of September 30, 2014, we estimate amortization expense to be $3.2 million during the remainder of 2014, $11.9 million in 2015, $10.7 million in 2016, $10.0 million in 2017, $8.4 million in 2018, $7.7 million in 2019, and $23.4 million in years after 2019. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, and other factors.

10. Debt

The components of debt obligations are presented in the table below:

	September 30, 2014	December 31, 2013
6 3/4% senior notes due 2020	$400,000	$400,000
6.0% senior notes due 2022	300,000	300,000
Notes payable to former shareholders of acquired businesses	11,000	17,000
Other	—	14

Total debt	711,000	717,014
Less current portion	6,000	6,014

Long-term debt, net of current portion	705,000	711,000

There were no borrowings outstanding under the Company’s senior secured bank credit facility as of September 30, 2014.

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

12. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended September 30, 2014, we granted 223,944 stock options and 49,124 restricted stock awards. During the nine months ended September 30, 2014, we granted 594,943 stock options, 422,269 restricted stock awards and 84,554 restricted stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheet. During the three months ended September 30, 2014, 88,705 performance stock awards and 34,693 restricted stock awards were forfeited prior to the completion of the vesting requirements.

On April 1, 2014, certain executive officers of the Company were granted an aggregate of 234,536 cash-settled awards under the Company’s 2014 executive officer long-term incentive program. These awards include 97,752 cash-settled stock appreciation rights (the “Executive SARs”) and 36,851 cash-settled units, which vest pro rata on the first through third anniversaries of the date of grant, and 99,933 cash-settled performance units. The Executive SARs expire ten years from the date of grant. The cash-settled performance units are, subject to performance conditions based on the adjusted total shareholder return of the Company as compared to the adjusted total shareholder return of the adjusted S&P 500 for the three-year period ending March 31, 2017. The Executive SAR represents the right to receive cash upon exercise equal to the product of (i) the aggregate number of shares with respect to which the Executive SAR is exercised and (ii) the excess of (A) the closing price per share as reported on the New York Stock Exchange (the “NYSE”) of a share of our common stock as of the date of exercise over (B) the exercise price of such Executive SAR. The cash-settled units and performance units will have a value equivalent to the closing price per share of our common stock as reported on the NYSE for the applicable vesting or performance measurement date, as the case may be. As these awards will be settled in cash, they have been recorded as liabilities and are included in “Other Liabilities” on the Company’s Condensed Consolidated Balance Sheet at fair value. Subsequent changes in the fair value of these awards will be included in the related share-based compensation expense recorded over the vesting period. During the three months ended September 30, 2014, 34,842 Executive SARs, 13,134 cash-settled units and 35,620 cash-settled performance units were forfeited prior to the completion of the vesting requirements.

Total share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2014 and 2013 is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income (Loss) Statement Classification	2014	2013	2014	2013
Direct cost of revenues	$2,654	$2,532	$12,024	$13,231
Selling, general and administrative expense	2,146	2,680	8,173	9,180
Special charges (1)	(994)	209	(994)	209

Total share-based compensation expense	$3,806	$5,421	$19,203	$22,620

(1)	Special charges of $0.2 million equity award expense acceleration are net of forfeitures of $1.2 million for the three and nine months ended September 30, 2014.

13. Income Taxes

The Company has estimated its annual effective tax rate for the full fiscal year 2014 and applied that rate to its income before income taxes in determining its provision for income taxes for the three and nine months ended September 30, 2014. The Company also records discrete items in each respective period as appropriate.

The effective tax rate for the three months ended September 30, 2014 is 35.4%. For the three months ended September 30, 2014, there were no discrete items recorded. The effective tax rate for the three months ended September 30, 2013 was not meaningful due to the impact of the non-deductible goodwill impairment charge of $83.8 million. The effective tax rate for the three months ended September 30, 2013, excluding the impact of the goodwill impairment charge, and a discrete item related to the settlement of a foreign audit would have been 38.0%.

The effective tax rate for the nine months ended September 30, 2014 is 36.2%. For the nine months ended September 30, 2014, the effective tax rate was not materially impacted by discrete items recorded. The effective tax rate for the nine months ended September 30, 2013 was not meaningful due to the impact of the non-deductible goodwill impairment charge of $83.8 million. For the nine months ended September 30, 2013, we recorded a deferred tax valuation reserve related to foreign tax credits, primarily due to lower forecasted foreign earnings, resulting in a discrete increase to the income tax provision in the amount of $6.9 million. We also recognized the impact of a discrete benefit related to the favorable resolution of an income tax contingency in the amount of $2.2 million. Excluding the impact of this discrete item and the non-deductible goodwill impairment charge, the effective tax rate for the nine months ended September 30, 2013 would have been 36.4%.

During the second quarter of 2013, we determined that certain deferred tax assets associated with U.S. future foreign tax credits no longer met the “more-likely-than-not” test regarding the realization of those assets primarily due to lower forecasted foreign earnings. Accordingly, the Company increased the valuation allowance against its U.S. future foreign tax credit assets, resulting in a discrete adjustment to the income tax provision in the amount of $6.9 million for the nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013, valuation allowances of $9.8 million and $10.2 million, respectively, were recorded against the Company’s net deferred tax assets. During the nine months ended September 30, 2014, the company decreased its valuation allowance on its foreign deferred tax assets by $0.4 million associated with future foreign tax credits and foreign net operating loss carry forwards. As of September 30, 2013, valuation allowances of $9.5 million were recorded.

As of September 30, 2014, all of the Company’s undistributed non-U.S. subsidiary earnings are considered indefinitely invested. Accordingly, as of September 30, 2014, we have not provided for deferred taxes on $22.5 million of the undistributed non-U.S. subsidiary earnings. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to indefinitely reinvest undistributed earnings. If these earnings were repatriated, the Company would be subject to U.S. income taxes. The amount of the unrecognized deferred U.S. income tax liability associated with the indefinitely reinvested undistributed earnings is estimated to be approximately $7.9 million as of September 30, 2014.

As of September 30, 2014 and December 31, 2013, the liability for uncertain tax positions was $2.2 million and $2.9 million, respectively. During the first nine months of 2014, the Company effectively settled certain prior year tax matters. As a result, the Company reversed approximately $1.2 million of its liability for uncertain tax positions.

14. Stockholder’s Equity

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2013, we repurchased and retired 1,956,900 shares of our common stock for an average price per share of $36.35, at a cost of $71.1 million, of which $4.4 million was accrued and included in the Condensed Consolidated Balance Sheet, and $66.7 million was paid at December 31, 2013. In January 2014, we paid the balance due of $4.4 million on our 2013 share repurchases. No shares were repurchased during the nine months ended September 30, 2014. The 2012 Repurchase Program expired on June 5, 2014.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Corporate Finance/Restructuring	$100,041	$93,981	$298,043	$289,775
Forensic and Litigation Consulting	121,732	113,068	362,242	318,912
Economic Consulting	120,494	113,069	344,572	339,277
Technology	62,359	51,201	183,142	149,101
Strategic Communications	46,552	43,324	143,055	139,369

Revenues	$451,178	$414,643	$1,331,054	$1,236,434

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$15,534	$19,402	$45,618	$56,335
Forensic and Litigation Consulting	22,260	25,362	71,025	56,925
Economic Consulting	18,426	23,225	49,499	70,222
Technology	17,835	15,381	50,287	45,985
Strategic Communications	6,605	4,036	15,168	12,809

Total Adjusted Segment EBITDA	$80,660	$87,406	$231,597	$242,276

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Adjusted Segment EBITDA	$80,660	$87,406	$231,597	$242,276
Segment depreciation expense	(7,293)	(7,112)	(22,353)	(20,932)
Amortization of other intangible assets	(3,398)	(5,776)	(11,466)	(17,293)
Special charges	(5,347)	(10,419)	(14,711)	(10,846)
Goodwill impairment charge	—	(83,752)	—	(83,752)
Unallocated corporate expenses, excluding special charges	(18,151)	(15,946)	(59,930)	(47,680)
Interest income and other	1,014	1,152	3,465	1,702
Interest expense	(12,634)	(12,814)	(38,197)	(38,600)
Remeasurement of acquisition-related contingent consideration	—	—	2,383	8,216

Income (loss) before income tax provision	$34,851	$(47,261)	$90,788	$33,091

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

Condensed Consolidating Balance Sheet Information as of September 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$96,462	$163	$82,153	$—	$178,778
Accounts receivable, net	175,246	196,548	193,863	—	565,657
Intercompany receivables	—	826,971	15,681	(842,652)	—
Other current assets	66,311	22,288	23,934	—	112,533

Total current assets	338,019	1,045,970	315,631	(842,652)	856,968
Property and equipment, net	33,629	16,320	33,571	—	83,520
Goodwill	559,318	408,903	245,588	—	1,213,809
Other intangible assets, net	30,845	17,523	58,013	(25,468)	80,913
Investments in subsidiaries	1,875,192	503,249	—	(2,378,441)	—
Other assets	63,043	78,844	37,794	—	179,681

Total assets	$2,900,046	$2,070,809	$690,597	$(3,246,561)	$2,414,891

Liabilities
Intercompany payables	$736,122	$56,574	$49,956	$(842,652)	$—
Other current liabilities	144,005	102,379	99,478	—	345,862

Total current liabilities	880,127	158,953	149,434	(842,652)	345,862
Long-term debt, net	700,000	5,000	—	—	705,000
Other liabilities	206,620	14,161	29,949	—	250,730

Total liabilities	1,786,747	178,114	179,383	(842,652)	1,301,592
Stockholders’ equity	1,113,299	1,892,695	511,214	(2,403,909)	1,113,299

Total liabilities and stockholders’ equity	$2,900,046	$2,070,809	$690,597	$(3,246,561)	$2,414,891

Condensed Consolidating Balance Sheet Information as of December 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$111,943	$494	$93,396	$—	$205,833
Accounts receivable, net	154,357	162,505	159,583	—	476,445
Intercompany receivables	—	820,158	18,881	(839,039)	—
Other current assets	68,292	20,932	32,359	—	121,583

Total current assets	334,592	1,004,089	304,219	(839,039)	803,861
Property and equipment, net	31,304	19,047	28,656	—	79,007
Goodwill	559,820	408,903	250,010	—	1,218,733
Other intangible assets, net	33,746	19,534	72,221	(28,353)	97,148
Investments in subsidiaries	1,772,130	498,001	—	(2,270,131)	—
Other assets	75,561	56,949	33,688	—	166,198

Total assets	$2,807,153	$2,006,523	$688,794	$(3,137,523)	$2,364,947

Liabilities
Intercompany payables	$709,628	$74,813	$54,598	$(839,039)	$—
Other current liabilities	154,049	114,883	115,398	—	384,330

Total current liabilities	863,677	189,696	169,996	(839,039)	384,330
Long-term debt, net	700,000	11,000	—	—	711,000
Other liabilities	201,217	15,009	11,132	—	227,358

Total liabilities	1,764,894	215,705	181,128	(839,039)	1,322,688
Stockholders’ equity	1,042,259	1,790,818	507,666	(2,298,484)	1,042,259

Total liabilities and stockholders’ equity	$2,807,153	$2,006,523	$688,794	$(3,137,523)	$2,364,947

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

September 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$157,285	$268,949	$127,813	$(102,869)	$451,178
Operating expenses
Direct cost of revenues	101,646	210,283	83,910	(102,595)	293,244
Selling, general and administrative expense	40,185	30,033	32,517	(274)	102,461
Special charges	4,235	30	1,082	—	5,347
Acquisition-related contingent consideration	65	192	—	—	257
Amortization of other intangible assets	1,038	641	2,675	(956)	3,398

Operating income	10,116	27,770	7,629	956	46,471
Other (expense) income	(12,926)	(1,743)	3,049	—	(11,620)

Income (loss) before income tax provision	(2,810)	26,027	10,678	956	34,851
Income tax (benefit) provision	(810)	11,519	1,620	—	12,329
Equity in net earnings of subsidiaries	24,522	8,972	—	(33,494)	—

Net income	22,522	23,480	9,058	(32,538)	22,522

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	(22,542)	—	(22,542)

Total other comprehensive income, net of tax	—	—	(22,542)	—	(22,542)

Comprehensive income	$22,522	$23,480	$(13,484)	$(32,538)	$(20)

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

September 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$149,176	$243,186	$111,867	$(89,586)	$414,643
Operating expenses
Direct cost of revenues	89,410	181,561	73,678	(89,497)	255,152
Selling, general and administrative expense	37,470	28,279	28,853	(89)	94,513
Special Charges	6,447	8	3,964	—	10,419
Acquisition-related contingent consideration	152	229	249	—	630
Amortization of other intangible assets	1,089	2,689	2,807	(809)	5,776
Goodwill impairment charge	—	30,321	53,431	—	83,752

Operating income (loss)	14,608	99	(51,115)	809	(35,599)
Other (expense) income	(13,468)	(1,165)	2,971	—	(11,662)

Income (loss) before income tax provision	1,140	(1,066)	(48,144)	809	(47,261)
Income tax (benefit) provision	(3,530)	14,070	(7,180)	—	3,360
Equity in net earnings of subsidiaries	(55,291)	(42,632)	—	97,923	—

Net income	(50,621)	(57,768)	(40,964)	98,732	(50,621)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax $0	(61)	—	17,176	—	17,115

Total other comprehensive income, net of tax	(61)	—	17,176	—	17,115

Comprehensive income	$(50,682)	$(57,768)	$(23,788)	$98,732	$(33,506)

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended

September 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$463,774	$790,361	$380,145	$(303,226)	$1,331,054
Operating expenses
Direct cost of revenues	299,718	616,437	249,206	(302,293)	863,068
Selling, general and administrative expense	131,347	88,610	98,856	(933)	317,880
Special charges	13,599	30	1,082	—	14,711
Acquisition-related contingent consideration	(531)	(211)	(849)	—	(1,591)
Amortization of other intangible assets	3,197	2,011	9,143	(2,885)	11,466

Operating income	16,444	83,484	22,707	2,885	125,520
Other (expense) income	(38,502)	(5,978)	9,748	—	(34,732)

Income (loss) before income tax provision	(22,058)	77,506	32,455	2,885	90,788
Income tax (benefit) provision	(8,515)	34,423	6,994	—	32,902
Equity in net earnings of subsidiaries	71,429	23,662	—	(95,091)	—

Net income	57,886	66,745	25,461	(92,206)	57,886

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	(10,120)	—	(10,120)

Total other comprehensive income, net of tax	—	—	(10,120)	—	(10,120)

Comprehensive income	$57,886	$66,745	$15,341	$(92,206)	$47,766

Condensed Consolidating Statement of Comprehensive Income for Nine Months Ended

September 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$444,526	$744,241	$333,428	$(285,761)	$1,236,434
Operating expenses
Direct cost of revenues	283,028	561,434	212,376	(283,678)	773,160
Selling, general and administrative expense	118,941	84,869	85,758	(2,083)	287,485
Special charges	6,770	112	3,964	—	10,846
Acquisition-related contingent consideration	331	424	(6,846)	—	(6,091)
Amortization of other intangible assets	3,411	7,637	8,636	(2,391)	17,293
Goodwill impairment charge	—	30,321	53,431	—	83,752

Operating income	32,045	59,444	(23,891)	2,391	69,989
Other (expense) income	(45,181)	(634)	8,917	—	(36,898)

Income (loss) before income tax provision	(13,136)	58,810	(14,974)	2,391	33,091
Income tax (benefit) provision	(10,751)	48,132	(835)	—	36,546
Equity in net earnings of subsidiaries	(1,070)	(18,518)	—	19,588	—

Net income	(3,455)	(7,840)	(14,139)	21,979	(3,455)

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax $0	(61)	—	(10,047)	—	(10,108)

Total other comprehensive income, net of tax	(61)	—	(10,047)	—	(10,108)

Comprehensive income	$(3,516)	$(7,840)	$(24,186)	$21,979	$(13,563)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(12,091)	$40,238	$(7,668)	$20,479
Investing activities
Payments for acquisition of businesses, net of cash received	(14,729)	—	(955)	(15,684)
Purchases of property and equipment	(10,988)	(9,197)	(11,612)	(31,797)
Other	2	—	67	69

Net cash used in investing activities	(25,715)	(9,197)	(12,500)	(47,412)

Financing activities
Payments of long-term debt	—	(6,000)	(14)	(6,014)
Purchase and retirement of common stock	(4,367)	—	—	(4,367)
Net issuance of common stock under equity compensation plans	(29)	—	—	(29)
Deposits	—	—	12,956	12,956
Other	226	(319)	(943)	(1,036)
Intercompany transfers	26,495	(25,053)	(1,442)	—

Net cash (used in) provided by financing activities	22,325	(31,372)	10,557	1,510

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,632)	(1,632)

Net decrease in cash and cash equivalents	(15,481)	(331)	(11,243)	(27,055)
Cash and cash equivalents, beginning of period	111,943	494	93,396	205,833

Cash and cash equivalents, end of period	$96,462	$163	$82,153	$178,778

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(37,182)	$111,908	$29,080	103,806
Investing activities
Payments for acquisition of businesses, net of cash received	(11,855)	(7,157)	(21,754)	(40,766)
Purchases of property and equipment	(2,092)	(16,064)	(4,838)	(22,994)
Other	24	—	—	24

Net cash used in investing activities	(13,923)	(23,221)	(26,592)	(63,736)

Financing activities
Payments of long-term debt	—	(6,000)	—	(6,000)
Purchase and retirement of common stock	(48,769)	—	—	(48,769)
Net issuance of common stock under equity compensation plans	6,208	—	—	6,208
Other	229	—	(1,029)	(800)
Intercompany transfers	91,226	(82,938)	(8,288)	—

Net cash provided by (used in) financing activities	48,894	(88,938)	(9,317)	(49,361)

Effect of exchange rate changes on cash and cash equivalents	—	—	432	432

Net decrease in cash and cash equivalents	(2,211)	(251)	(6,397)	(8,859)
Cash and cash equivalents, beginning of period	66,663	610	89,512	156,785

Cash and cash equivalents, end of period	$64,452	$359	$83,115	$147,926

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward-Looking Statements.”

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

We define Segment Operating Income (Loss) as a segment’s share of consolidated operating income. We define Total Segment Operating Income (Loss) as the total of Segment Operating Income (Loss) for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income (Loss) for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted EBITDA as consolidated net income (loss) before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We also believe that these measures, when considered together with our GAAP financial results, provide management and investors with a more complete understanding of our operating results, including underlying trends, by excluding the effects of remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP measures, provide management and investors with additional information for comparison of our operating results to the operating results of other companies.

We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”) as net income and earnings per diluted share, respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total company operating performance on a consistent basis. We believe that this measure, when considered together with our GAAP financial results, provides management and investors with a more complete understanding of our business operating results, including underlying trends, by excluding the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenues	$451,178	$414,643	$1,331,054	$1,236,434
Special charges	$5,347	$10,419	$14,711	$10,846
Goodwill impairment charge	$—	$83,752	$—	$83,752
Adjusted EBITDA	$63,395	$72,544	$174,494	$197,882
Net income (loss)	$22,522	$(50,621)	$57,886	$(3,455)
Earnings (loss) per common share—diluted	$0.55	$(1.29)	$1.43	$(0.09)
Adjusted EPS	$0.63	$0.72	$1.60	$1.69
Cash provided by operating activities	$97,583	$84,437	$20,479	$103,806
Total number of employees	4,336	4,130	4,336	4,130

Third Quarter 2014 Executive Highlights

Revenues

Revenues for the three months ended September 30, 2014 increased $36.5 million, or 8.8%, to $451.2 million, compared to $414.6 million in the same prior year period. The revenue increase largely resulted from organic growth in all segments, with the most significant revenue growth due to higher demand for complex global investigations and financial services industry investigations in our Technology segment, as well as, increased demand in our global construction solutions, data analytics and North America investigation and disputes practices in our in Forensic and Litigation Consulting (“FLC”) segment. Additionally, our results reflected improved demand in our European practice and in our North American non-distressed service offerings in the Corporate Finance/Restructuring (“Corporate Finance”) segment, and the international arbitration, valuation and financial advisory offerings in the Europe, Middle East and Africa (“EMEA”) region, in our Economics Consulting segment.

Special Charges

During the three months ended September 30, 2014, we recorded special charges of $5.3 million. The special charges consisted of $4.5 million contractual post-employment payments and equity award expense acceleration, net of forfeitures of unvested equity and liability awards and annual bonus payments, related to the departures of the Company’s former Chief Financial Officer, former Executive Vice President and Chairman of North America and former Chairman of the EMEA region, and $0.8 million related to updated forecasts of expected sublease income for corporate and segment offices previously vacated.

Adjusted EBITDA

Adjusted EBITDA in the third quarter decreased $9.1 million, or 12.6%, to $63.4 million, or 14.1% of revenues, compared to $72.5 million, or 17.5% of revenues, in the same prior year period. Adjusted EBITDA was unfavorably impacted by increases in performance-based compensation costs, investments in certain global corporate initiatives, the impact of employment contract extensions of certain key senior client-service professionals in our Economics Consulting segment, and investments in hiring key personnel in our FLC health solutions practice.

Net Income (Loss)

Net income for the three months ended September 30, 2014 increased $73.1 million to $22.5 million, compared to a net loss of $50.6 million in the same prior year period. Net income for the quarter was impacted by the segment results and the special charges described above. Net loss for the prior year quarter was impacted by $10.4 million of special charges as well as by an $83.8 million goodwill impairment charge for our Strategic Communications segment.

Earnings per diluted share and Adjusted EPS

Earnings per diluted share for the three months ended September 30, 2014 increased $1.85 to $0.55 from a loss per diluted share of $1.29 in the same prior year period. Earnings per diluted share for the quarter ended September 30, 2014 were impacted by the results as outlined above, including the impact of the special charge of $5.3 million recorded in the quarter. Loss per diluted common share for the quarter ended September 30, 2013 of $1.29 included the impact of the $83.8 million goodwill impairment charge for our Strategic Communications segment and the impact of the special charges of $6.8 million.

Adjusted earnings per diluted share for the three months ended September 30, 2014 were $0.63 as compared to $0.72 in the same prior year period.

Liquidity highlights

Cash provided by operating activities increased $13.2 million, or 15.6%, to $97.6 million for the three months ended September 30, 2014 compared to $84.4 million for the same prior year period, primarily as a result of higher revenue driven cash collections partially offset by increased payments for compensation and other operating expenses. Days sales outstanding (“DSO”), which is one measure of the collections cycle, was 107 days at September 30, 2014 and 102 days at September 30, 2013. DSO for the third quarter compared to the same prior year period has been impacted by the mix of revenues between our segments and extended payment terms, which have been granted to certain large scale engagements.

Headcount

As of September 30, 2014, our total headcount of 4,336 increased by 206 employees from 4,130 as of September 30, 2013.

We increased the number of non-billable employees by 61, from 983 as of December 31, 2013 to 1,044 as of September 30, 2014. Billable headcount additions for the nine-months ended September 30, 2014 are referenced in the table below.

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Billable Headcount
December 31, 2013	737	1,061	530	306	590	3,224
Additions (reductions), net	(15)	74	21	29	(41)	68

September 30, 2014	722	1,135	551	335	549	3,292

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$100,041	$93,981	$298,043	$289,775
Forensic and Litigation Consulting	121,732	113,068	362,242	318,912
Economic Consulting	120,494	113,069	344,572	339,277
Technology	62,359	51,201	183,142	149,101
Strategic Communications	46,552	43,324	143,055	139,369

Revenues	$451,178	$414,643	$1,331,054	$1,236,434

Operating income (loss)
Corporate Finance/Restructuring	$13,406	$10,590	$39,081	$48,725
Forensic and Litigation Consulting	20,276	21,915	66,517	52,194
Economic Consulting	17,245	21,708	46,515	66,233
Technology	13,741	9,755	37,712	29,129
Strategic Communications	4,875	(81,490)	9,910	(76,369)

Total segment operating income (loss)	69,543	(17,522)	199,735	119,912
Unallocated corporate expenses	(23,072)	(18,077)	(74,215)	(49,923)

Operating income (loss)	46,471	(35,599)	125,520	69,989

Other income (expense)
Interest income and other	1,014	1,152	3,465	1,702
Interest expense	(12,634)	(12,814)	(38,197)	(38,600)

	(11,620)	(11,662)	(34,732)	(36,898)

Income (loss) before income tax provision	34,851	(47,261)	90,788	33,091
Income tax provision	12,329	3,360	32,902	36,546

Net income (loss)	$22,522	$(50,621)	$57,886	$(3,455)

Earnings (loss) per common share—basic	$0.57	$(1.29)	$1.46	$(0.09)

Earnings (loss) per common share—diluted	$0.55	$(1.29)	$1.43	$(0.09)

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income (loss)	$22,522	$(50,621)	$57,886	$(3,455)
Add back:
Income tax provision	12,329	3,360	32,902	36,546
Other income (expense), net	11,620	11,662	34,732	36,898
Depreciation and amortization	8,179	8,196	25,180	24,218
Amortization of other intangible assets	3,398	5,776	11,466	17,293
Special charges	5,347	10,419	14,711	10,846
Remeasurement of acquisition-related contingent consideration	—	—	(2,383)	(8,216)
Goodwill impairment charge	—	83,752	—	83,752

Adjusted EBITDA	$63,395	$72,544	$174,494	$197,882

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income (loss)	$22,522	$(50,621)	$57,886	$(3,455)
Add back:
Special charges, net of tax effect (1)	3,154	6,847	8,676	7,100
Goodwill impairment charges (2)	—	83,752	—	83,752
Remeasurement of acquisition-related contingent consideration, net of tax effect (3)	—	—	(1,514)	(8,216)
Less:
Interim period impact of including goodwill impairment charges in the annual effective tax rate, net of tax	—	(10,805)	—	(10,805)

Adjusted Net Income	$25,676	$29,173	$65,048	$68,376

Earnings (loss) per common share—diluted	$0.55	$(1.29)	$1.43	$(0.09)
Add back:
Special charges, net of tax effect (1)	0.08	0.18	0.21	0.18
Goodwill impairment charges (2)	—	2.14	—	2.14
Remeasurement of acquisition-related contingent consideration, net of tax effect (3)	—	—	(0.04)	(0.21)
Less:
Interim period impact of including goodwill impairment charges in the annual effective tax rate, net of tax	—	(0.27)	—	(0.28)
Impact of denominator for diluted EPS (4)	—	(0.04)	—	(0.05)

Adjusted EPS	$0.63	$0.72	$1.60	$1.69

Weighted average number of common shares outstanding—diluted	40,819	40,244	40,608	40,385

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the adjustments related to special charges for the three and nine months ended September 30, 2014 was 41.0%. The tax expense related to the adjustment for special charges for the three and nine months ended September 30, 2014 was $2.2 million, or a $0.05 impact on diluted earnings per share, and $6.0 million, or a $0.15 impact on diluted earnings per share, respectively. The effective tax rates for the adjustments related to special charges for the three and nine months ended September 30, 2013 were 34.3% and 34.5%, respectively. The tax expense related to the adjustment for special charges for the three and nine months ended September 30, 2013 was $3.6 million, or a $0.09 impact on diluted earnings per share, and $3.7 million, or $0.10 impact on diluted earnings per share, respectively.

(2)	The goodwill impairment charge was non-deductible for income tax purposes and resulted in no tax benefit for the year ended December 31, 2013.

(3)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments related to the remeasurement of acquisition-related contingent consideration for the nine months ended September 30, 2014 was 36.5%. The tax expense related to the remeasurement of acquisition-related contingent consideration for the nine months ended September 30, 2014 was $0.9 million, or a $0.02 impact on diluted earnings per share. The adjustment related to remeasurement of acquisition-related contingent consideration for the nine months ended September 30, 2013 was not taxable. There were no adjustments related to remeasurement of acquisition-related contingent consideration for the three months ended September 30, 2014 and 2013.

(4)

For the three and nine months ended September 30, 2013, the Company reported a net loss. For those periods, the number of basic weighted average shares outstanding equals the number of diluted weighted average shares outstanding for purposes of calculating GAAP earnings per share because potentially dilutive securities would be antidilutive. For non-GAAP purposes, the total per share and share amounts presented herein reflect the impact of the inclusion of share-based awards that are considered dilutive based on the impact of the add backs included in Adjusted Net Income above.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses increased $5.0 million, or 27.6%, to $23.1 million for the three months ended September 30, 2014 from $18.1 million for the same prior year period. Excluding the impact of special charges of $4.9 million in the three months ended September 30, 2014 and $2.1 million in the three months ended September 30, 2013, unallocated corporate expenses increased $2.2 million, or 13.8%. The increase was primarily due to higher costs related to performance based compensation for U.S. and regional personnel and increased resources to assess and evaluate certain strategic initiatives, partially offset by lower costs related to corporate executives and the termination of the airplane lease.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $0.2 million, or 16.7%, to $1.0 million for the three months ended September 30, 2014 from $1.2 million for the same prior year period. The decrease was primarily due to an increase in net foreign currency transaction losses of $2.2 million in the period ended September 30, 2014 as compared to the net losses of $0.1 million in the same prior year period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include both client and current intercompany receivables and payables. In addition, the quarter ended September 30, 2014 included a $1.2 million gain related to an insurance settlement.

Interest expense

Interest expense decreased $0.2 million, or 1.6%, to $12.6 million for the three months ended September 30, 2014 from $12.8 million for the same prior year period. Interest expense in 2014 was favorably impacted by lower average borrowings.

Special charges

During the three months ended September 30, 2014, we recorded special charges of $5.3 million. The special charges consisted of $4.5 million contractual post-employment payments and equity award expense acceleration, net of forfeitures of unvested equity and liability awards and annual bonus payments, related to the departures of the Company’s former Chief Financial Officer, former Executive Vice President and Chairman of North America and former Chairman of the EMEA region, and $0.8 million related to updated forecasts of expected sublease income for corporate and segment offices previously vacated.

During the three months ended September 30, 2013, we recorded special charges totaling $10.4 million, of which $3.1 million was non-cash. The charges primarily reflect actions we took to realign our workforce to address current business demands impacting our Corporate Finance and FLC segments and to reduce certain corporate overhead within our EMEA region. The special charges consisted of $10.2 million of salary continuance and other contractual employee related costs associated with the reduction in workforce of 45 employees, and $0.2 million of costs to consolidate leased office space within one location and to adjust prior special charges for changes to sublease terms and associated costs. The following table details the special charges by segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,	September 30,
	2014	2013
	(in thousands)
	Special Charges	Special Charges
Corporate Finance/Restructuring	$84	$6,331
Forensic and Litigation Consulting	308	1,938
Economic Consulting	12	15
Technology	19	2
Strategic Communications	3	2

	426	8,288
Unallocated Corporate	4,921	2,131

Total	$5,347	$10,419

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate for the three months ended September 30, 2014 is 35.4%. For the three months ended September 30, 2014, there were no discrete items recorded. The effective tax rate for the three months ended September 30, 2013 was not meaningful due to the impact of the non-deductible goodwill impairment charge of $83.8 million. The effective tax rate for the three months ended September 30, 2013, excluding the impact of the goodwill impairment charge, and a discrete item related to the settlement of a foreign audit would have been 38.0%.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses increased $24.3 million, or 48.7%, to $74.2 million for the nine months ended September 30, 2014 from $49.9 million for the same prior year period. Excluding the impact of special charges of $14.3 million in the nine months ended September 30, 2014 and $2.2 million in the nine months ended September 30, 2013, unallocated corporate expenses increased $12.3 million, or 25.7%. The increase was primarily due to higher costs related to performance based compensation for U.S. and regional personnel and increased resources to assess and evaluate certain strategic initiatives, partially offset by lower costs related to corporate executives and the termination of the airplane lease.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $1.8 million, or 105.9%, to $3.5 million for the nine months ended September 30, 2014 from $1.7 million for the same prior year period. The increase in interest income and other was primarily due to $1.2 million gain related to an insurance settlement in the nine months ended September 30, 2014.

Interest expense

Interest expense decreased $0.4 million, or 1%, to $38.2 million, for the nine months ended September 30, 2014, from $38.6 million for the same prior year period. Interest expense in 2014 was favorably impacted by lower average borrowings.

Special charges

During the nine months ended September 30, 2014, we recorded special charges of $14.7 million. The special charges consisted of:

•

$4.5 million contractual post-employment payments and equity award expense acceleration, net of forfeitures of unvested equity and liability awards and annual bonus payments, related to the departures of the Company’s former Chief Financial Officer, former Executive Vice President and Chairman of North America and former Chairman of the EMEA region.

•	$7.9 million related to the termination of the Company’s corporate airplane lease;

•

$2.3 million related to the closure of the Company’s former West Palm Beach executive office and related lease termination, and updated forecasts of expected sublease income for corporate and segment offices previously vacated. $0.7 million of these charges were non-cash.

During the nine months ended September 30, 2013, we recorded special charges totaling $10.8 million, of which $3.1 million was non-cash. The charges primarily reflect actions we took to realign our workforce to address current business demands impacting our Corporate Finance and FLC segments and to reduce certain corporate overhead within our EMEA region. The special charges consist of $10.2 million of salary continuance and other contractual employee related costs associated with the reduction in workforce of 45 employees and $0.6 million of costs to consolidate leased office space within one location and to adjust prior special charges for changes to sublease terms and employee termination costs.

The following table details the special charges by segment for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,	September 30,
	2014	2013
	(in thousands)
	Special Charges	Special Charges
Corporate Finance/Restructuring	$84	$6,399
Forensic and Litigation Consulting	308	2,111
Economic Consulting	12	11
Technology	19	16
Strategic Communications	3	66

	426	8,603
Unallocated Corporate	14,285	2,243

Total	$14,711	$10,846

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate for the nine months ended September 30, 2014 is 36.2%. For the nine months ended September 30, 2014, the effective tax rate was not materially impacted by discrete items recorded. The effective tax rate for the nine months ended September 30, 2013 was not meaningful due to the impact of the non-deductible goodwill impairment charge of $83.8 million. For the nine months ended September 30, 2013, we recorded a deferred tax valuation reserve related to foreign tax credits, primarily due to lower forecasted foreign earnings, resulting in a discrete increase to the income tax provision in the amount of $6.9 million. We also recognized the impact of a discrete benefit related to the favorable resolution of an income tax contingency in the amount of $2.2 million. Excluding the impact of this discrete item and the non-deductible goodwill impairment charge, the effective tax rate for the nine months ended September 30, 2013 would have been 36.4%.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income (loss)	$22,522	$(50,621)	$57,886	$(3,455)
Add back:
Income tax provision	12,329	3,360	32,902	36,546
Other income (expense), net	11,620	11,662	34,732	36,898
Unallocated corporate expense	23,072	18,077	74,215	49,923

Total Segment Operating Income (Loss)	$69,543	$(17,522)	$199,735	$119,912
Add back:
Segment depreciation expense	7,293	7,112	22,353	20,932
Amortization of other intangible assets	3,398	5,776	11,466	17,293
Segment special charges	426	8,288	426	8,603
Remeasurement of acquisition-related contingent consideration	—	—	(2,383)	(8,216)
Goodwill impairment charge	—	83,752	—	83,752

Total Adjusted Segment EBITDA	$80,660	$87,406	$231,597	$242,276

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	722	732	722	732
Forensic and Litigation Consulting	1,135	999	1,135	999
Economic Consulting	551	528	551	528
Technology	335	297	335	297
Strategic Communications	549	617	549	617

Total revenue-generating professionals	3,292	3,173	3,292	3,173

Utilization rates of billable professionals: (1)
Corporate Finance/Restructuring	70%	64%	71%	66%
Forensic and Litigation Consulting	68%	67%	71%	68%
Economic Consulting	77%	79%	77%	84%
Average billable rate per hour: (2)
Corporate Finance/Restructuring	$396	$396	$388	$407
Forensic and Litigation Consulting	323	324	323	315
Economic Consulting	535	512	517	509

(1)

We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period. Available hours are determined by the standard hours worked by each employee, adjusted for part-time hours, local country standard work weeks and local country holidays. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented a utilization rate for our Technology and Strategic Communications segments as most of the revenues of these segments are not generated on an hourly basis.

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$100,041	$93,981	$298,043	$289,775

Operating expenses:
Direct cost of revenues	66,276	58,424	197,755	180,373
Selling, general and administrative expenses	19,047	16,779	57,024	54,199
Special charges	84	6,331	84	6,399
Acquisition-related contingent consideration	53	295	(502)	(4,866)
Amortization of other intangible assets	1,175	1,562	4,601	4,945

	86,635	83,391	258,962	241,050

Segment operating income	13,406	10,590	39,081	48,725
Add back:
Depreciation and amortization of intangible assets	2,044	2,481	7,115	7,486
Special charges	84	6,331	84	6,399
Remeasurement of acquisition-related contingent consideration	—	—	(662)	(6,275)

Adjusted Segment EBITDA	$15,534	$19,402	$45,618	$56,335

Gross profit (1)	$33,765	$35,557	$100,288	$109,402
Gross profit margin (2)	33.8%	37.8%	33.6%	37.8%
Adjusted Segment EBITDA as a percent of revenues	15.5%	20.6%	15.3%	19.4%
Number of revenue generating professionals (at period end)	722	732	722	732
Utilization rates of billable professionals	70%	64%	71%	66%
Average billable rate per hour (3)	$396	$396	$388	$407

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues increased $6.1 million, or 6.4%, to $100.0 million for the quarter ended September 30, 2014 compared to $94.0 million for the same prior year period. The increase in revenues was due to increased demand for non-distressed work in our North America businesses and growth in our European transaction advisory and tax practices; partially offset by declines in global bankruptcy and restructuring work.

Gross profit decreased $1.8 million, or 5.0%, to $33.8 million for the quarter ended September 30, 2014 compared to $35.6 million for the same prior year period. Gross profit margin decreased to 33.8% for the quarter ended September 30, 2014 compared to 37.8% for the same prior year period. The decrease in gross profit margin was due to the overall decline on higher margin global bankruptcy and restructuring work and increased performance based compensation, partially offset by increased demand for non-distressed engagements.

Selling, general and administrative (“SG&A”) expense increased $2.3 million, or 13.5%, to $19.0 million for the quarter ended September 30, 2014 compared to $16.8 million for the same prior year period. SG&A expense was 19.0% of revenues for the quarter ended September 30, 2014, compared to 17.9% for the same prior year period. The increase in SG&A expense was due to higher bad debt expense and higher legal costs in Asia Pacific and EMEA related to regional restructuring.

Amortization of other intangible assets was $1.2 million for the quarter ended September 30, 2014 compared to $1.6 million for the same prior year period.

Adjusted Segment EBITDA decreased $3.9 million, or 19.9%, to $15.5 million for the quarter ended September 30, 2014 compared to $19.4 million for the same prior year period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues increased $8.3 million, or 2.9%, to $298.0 million for the nine months ended September 30, 2014 compared to $289.8 million for the same prior year period, including $4.4 million, or 1.5%, from acquisitions as compared to the same prior year period. Revenues increased organically $3.9 million, or 1.3%, primarily due to higher volume in our EMEA practice and growth in non-distressed engagements in North America, partially offset by continued slowdown in our global bankruptcy and restructuring practices and lower average realized bill rates in our North America, Asia Pacific and EMEA practices.

Gross profit decreased $9.1 million, or 8.3%, to $100.3 million for the nine months ended September 30, 2014 compared to $109.4 million for the same prior year period. Gross profit margin decreased to 33.6% for the nine months ended September 30, 2014 compared to 37.8% for the same prior year period. The decrease in gross profit margin was due to slowdown in global bankruptcy and restructuring activity, continued investments in our European transaction advisory practice, and higher performance-based compensation expense.

SG&A expense increased $2.8 million, or 5.2%, to $57.0 million for the nine months ended September 30, 2014 compared to $54.2 million for the same prior year period. SG&A expense was 19.1% of revenues for the nine months ended September 30, 2014, compared to 18.7% for the same prior year period. The increase in SG&A expense was due to increased bad debt expense, additional overhead costs related to acquired practices, and the investment in the European transaction advisory practice partially offset by the absence of the non-recurring acquisition costs of $1.8 million recorded in the same prior year period.

Amortization of other intangible assets was $4.6 million for the nine months ended September 30, 2014 compared to $4.9 million for the same prior year period.

Adjusted Segment EBITDA decreased $10.7 million, or 19.0%, to $45.6 million for the nine months ended September 30, 2014 compared to $56.3 million for the same prior year period.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$121,732	$113,068	$362,242	$318,912

Operating expenses:
Direct cost of revenues	79,074	68,488	228,207	203,323
Selling, general and administrative expenses	21,409	20,109	66,011	61,331
Special charges	308	1,938	308	2,111
Acquisition-related contingent consideration	12	106	(878)	(1,650)
Amortization of other intangible assets	653	512	2,077	1,603

	101,456	91,153	295,725	266,718

Segment operating income	20,276	21,915	66,517	52,194
Add back:
Depreciation and amortization of intangible assets	1,676	1,509	5,134	4,561
Special charges	308	1,938	308	2,111
Remeasurement of acquisition-related contingent consideration	—	—	(934)	(1,941)

Adjusted Segment EBITDA	$22,260	$25,362	$71,025	$56,925

Gross profit (1)	$42,658	$44,580	$134,035	$115,589
Gross profit margin (2)	35.0%	39.4%	37.0%	36.2%
Adjusted Segment EBITDA as a percent of revenues	18.3%	22.4%	19.6%	17.8%
Number of revenue generating professionals (at period end)	1,135	999	1,135	999
Utilization rates of billable professionals	68%	67%	71%	68%
Average billable rate per hour	$323	$324	$323	$315

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues increased $8.7 million, or 7.7%, to $121.7 million for the three months ended September 30, 2014 from $113.1 million for the same prior year period. $3.3 million of this increase, or 2.9%, was due to acquisitions as compared to the same prior year period. Revenues increased organically $5.4 million, or 4.8%, due to higher demand in our North America investigations practice and global construction and disputes practices, partially offset by lower success fees and lower revenues in our heath solutions practice.

Gross profit declined $1.9 million, or 4.3%, to $42.7 million for the three months ended September 30, 2014 from $44.6 million for the same prior year period. Gross profit margin decreased 4.4 percentage points to 35.0% for the three months ended September 30, 2014 from 39.4% for the same prior year period. The decrease in gross profit margin was due to lower success fees, weaker performance in our health solutions practice and increased performance-based compensation partially offset by higher utilization in our global disputes, investigations, construction solutions and data analytics practices.

SG&A expense increased $1.3 million, or 6.5%, to $21.4 million for the three months ended September 30, 2014 from $20.1 million for the same prior year period. SG&A expense was 17.6% of revenue for the three months ended September 30, 2014, down from 17.8% for the same prior year period. The increase in SG&A expense was primarily due to increased corporate allocations and incremental overhead expenses from our acquired business partially offset by the collection on a previous period bad debt.

Amortization of other intangible assets increased $0.1 million to $0.7 million for the three months ended September 30, 2014 compared to $0.5 million for the same prior year period.

Adjusted Segment EBITDA decreased by $3.1 million, or 12.2%, to $22.3 million for the three months ended September 30, 2014 from $25.4 million for the same prior year period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues increased $43.3 million, or 13.6%, to $362.2 million for the nine months ended September 30, 2014 from $318.9 million for the same prior year period. Revenues increased $9.3 million, or 2.9%, due to acquisitions as compared to the same prior year period. Revenues increased organically $34.1 million, or 10.7%, due to higher demand in our global disputes, construction solutions and data analytics practices, and in investigation practices in the North America and Asia Pacific regions, partially offset by lower success fees and lower revenues in our heath solutions practice.

Gross profit increased $18.4 million, or 16.0%, to $134.0 million for the nine months ended September 30, 2014 from $115.6 million for the same prior year period. Gross profit margin increased 0.8 percentage points to 37.0% for the nine months ended September 30, 2014 from 36.2% for the same prior year period. The increase in gross profit margin is related to higher utilization in our construction solutions, data analytics and investigations practices, partially offset by increased performance based compensation and continued investments in the health solutions practice.

SG&A expense increased $4.7 million, or 7.6%, to $66.0 million for the nine months ended September 30, 2014 from $61.3 million for the same prior year period. SG&A expense was 18.2% of revenues for the nine months ended September 30, 2014, down from 19.2% for the same prior year period. The increase in SG&A expense was due to incremental overhead expenses from our acquired business and an increase in corporate allocations, partially offset by the collection on a previous period bad debt.

Amortization of other intangible assets increased $0.5 million to $2.1 million for the nine months ended September 30, 2014 compared to $1.6 million for the same prior year period.

Adjusted Segment EBITDA increased by $14.1 million, or 24.8%, to $71.0 million for the nine months ended September 30, 2014 from $56.9 million for the same prior year period.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$120,494	$113,069	$344,572	$339,277

Operating expenses:
Direct cost of revenues	87,258	76,017	250,083	228,639
Selling, general and administrative expenses	15,683	14,692	47,805	42,902
Special charges	12	15	12	11
Acquisition-related contingent consideration	61	114	(606)	161
Amortization of other intangible assets	235	523	763	1,331

	103,249	91,361	298,057	273,044

Segment operating income	17,245	21,708	46,515	66,233
Add back:
Depreciation and amortization of intangible assets	1,169	1,502	3,759	3,978
Special charges	12	15	12	11
Remeasurement of acquisition-related contingent consideration	—	—	(787)	—

Adjusted Segment EBITDA	$18,426	$23,225	$49,499	$70,222

Gross profit (1)	$33,236	$37,052	$94,489	$110,638
Gross profit margin (2)	27.6%	32.8%	27.4%	32.6%
Adjusted Segment EBITDA as a percent of revenues	15.3%	20.5%	14.4%	20.7%
Number of revenue generating professionals (at period end)	551	528	551	528
Utilization rates of billable professionals	77%	79%	77%	84%
Average billable rate per hour	$535	$512	$517	$509

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues increased $7.4 million, or 6.6%, to $120.5 million for the three months ended September 30, 2014 compared to $113.1 million for the same prior year period. Revenues increased organically $7.4 million, or 6.6%, including a 1.1% increase from the estimated positive impact from foreign currency translation. The remaining increase in revenue is due to higher demand for M&A related services and higher realized rates for our international arbitration services.

Gross profit decreased $3.8 million, or 10.3%, to $33.2 million for the three months ended September 30, 2014 compared to $37.1 million for the same prior year period. Gross profit margin decreased to 27.6% for the three months ended September 30, 2014 from 32.8% for the same prior year period. The decrease in gross profit margin was the result of increased compensation expense related to employment contract extensions of certain key senior client-service professionals, partially offset by higher realized bill rates that were partially related to staff mix.

SG&A expense increased $1.0 million, or 6.7%, to $15.7 million for the three months ended September 30, 2014 compared to $14.7 million for the same prior year period. SG&A expense was 13.0% of revenues for the three months ended September 30, 2014 compared to 13.0% for the same prior year period. The increase in SG&A expense was due to higher overall employee related support expenses. Bad debt expense was $1.8 million or 1.5% of revenues for the three months ended September 30, 2014 compared to $1.6 million or 1.4% of revenues for the same prior year period.

Amortization of other intangible assets decreased to $0.2 million for the three months ended September 30, 2014, from $0.5 million for the same prior year period.

Adjusted Segment EBITDA decreased $4.8 million, or 20.7%, to $18.4 million for the three months ended September 30, 2014, compared to $23.2 million for the same prior year period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues increased $5.3 million, or 1.6%, to $344.6 million for the nine months ended September 30, 2014 compared to $339.3 million for the same prior year period. Revenues increased $2.2 million, or 0.7%, due to acquisitions as compared to the same prior year period. Revenues increased organically $3.1 million, or 0.9%, which includes a 1.2% increase from the estimated positive impact of foreign currency translation, primarily due to higher demand for our antitrust practice and higher average realized bill rates in our international arbitration practice offset by a decline in our financial economics practice.

Gross profit decreased $16.1 million, or 14.6%, to $94.5 million for the nine months ended September 30, 2014 compared to $110.6 million for the same prior year period. Gross profit margin decreased to 27.4% for the nine months ended September 30, 2014 from 32.6% for the same prior year period. The decrease in gross profit margin was the result of employment contract extensions of key senior client-service professionals

SG&A expense increased $4.9 million, or 11.4%, to $47.8 million for the nine months ended September 30, 2014 compared to $42.9 million for the same prior year period. SG&A expense was 13.9% of revenues for the nine months ended September 30, 2014 compared to 12.6% for the same prior year period. The increase in SG&A expense was due to higher employee driven expenses, higher cost for IT services, higher travel and entertainment expenses related to marketing and business development and higher bad debt expense. Bad debt expense was $6.4 million or 1.9% of revenues for the nine months ended September 30, 2014 compared to $5.5 million or 1.6% of revenues for the same prior year period.

Amortization of other intangible assets decreased to $0.8 million for the nine months ended September 30, 2014, compared to $1.3 million for the same prior year period.

Adjusted Segment EBITDA decreased $20.7 million, or 29.5%, to $49.5 million for the nine months ended September 30, 2014, compared to $70.2 million for the same prior year period.

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenues	$62,359	$51,201	$183,142	$149,101

Operating expenses:
Direct cost of revenues	31,364	23,906	95,013	68,893
Selling, general and administrative expenses	17,017	15,556	49,744	45,111
Special charges	19	2	19	16
Amortization of other intangible assets	218	1,982	654	5,952

	48,618	41,446	145,430	119,972

Segment operating income	13,741	9,755	37,712	29,129
Add back:
Depreciation and amortization of intangible assets	4,075	5,624	12,556	16,840
Special charges	19	2	19	16

Adjusted Segment EBITDA	$17,835	$15,381	$50,287	$45,985

Gross profit (1)	$30,995	$27,295	$88,129	$80,208
Gross profit margin (2)	49.7%	53.3%	48.1%	53.8%
Adjusted Segment EBITDA as a percent of revenues	28.6%	30.0%	27.5%	30.8%
Number of revenue generating professionals (at period end) (3)	335	297	335	297

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue increased by $11.2 million, or 21.8%, to $62.4 million for the three months ended September 30, 2014 compared to $51.2 million for the same prior year period. The increase in revenue is due to continued higher demand from complex global investigations and financial services industry investigations that more than offset lower services pricing.

Gross profit increased by $3.7 million to $31.0 million for the three months ended September 30, 2014 compared to the $27.3 million for the same prior year period. Gross profit margin decreased to 49.7% of revenue from 53.3% of revenue compared to the same prior year period. The gross profit margin decline is due to an increased mix of lower margin services and investments in global data centers and operations support.

SG&A increased by $1.5 million, or 9.4%, to $17.0 million for the three months ended September 30, 2014 compared to $15.6 million for the same prior year period. SG&A expense was 27.3% of revenue for the three months ended September 30, 2014 compared to 30.4% of revenue for the same prior year period. SG&A expense increased due to hiring to support increased research and development, marketing and business development activities partially offset by bad debt recoveries of previously reserved balances. Research and development expense was $4.7 million for the three months ended September 30, 2014 compared to $4.1 million for the same prior year period.

Amortization of other intangible assets decreased $1.8 million to $0.2 million for the three months ended September 30, 2014 compared to $2.0 million for the same prior year period. The decrease was due to the impact of certain intangible assets being fully amortized at the end of 2013.

Adjusted Segment EBITDA increased by $2.5 million, or 16.0%, for the three months ended September 30, 2014, compared to $15.4 million for the same prior year period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue increased by $34.0 million, or 22.8%, to $183.1 million for the nine months ended September 30, 2014 compared to the $149.1 million for the same prior year period. The increase was due to higher services volumes in complex global investigations and financial services industry matters as well as an increase in consulting volume partially offset by lower services pricing.

Gross profit increased by $7.9 million, or 9.9%, to $88.1 million for the nine months ended September 30, 2014 compared to the $80.2 million for the same prior year period. Gross profit margin percentage decreased to 48.1% of revenue from 53.8%, or down 5.7 percentage points compared to the same prior year period. The gross profit margin percentage decrease was due to a change in the mix of revenue with higher margin unit-based revenue comprising a smaller percentage of total revenue, higher third party costs to support increased document review volumes, increased infrastructure costs as part of the global expansion of certain services capabilities and increased amortization of previously capitalized software development costs.

SG&A increased by $4.6 million, or 10.3%, to $49.7 million for the nine months ended September 30, 2014 compared to the $45.1 million for the same prior year period. SG&A expense was 27.2% of revenue for the nine months ended September 30, 2014 compared to 30.3% of revenue for the same prior year period. The SG&A expense increase was related to higher personnel costs in research and development and business development and marketing, corporate allocations in support of operations, reduced capitalization of software development costs, and higher rent in support of the additional personnel. Research and development expense was $13.7 million for the nine months ended September 30, 2014 compared to $11.6 million for the same prior year period. Bad debt expense decreased by $1.3 million due to increased recoveries of previously reserved balances.

Amortization of other intangible assets decreased $5.3 million to $0.7 million for the nine months ended September 30, 2014, compared to $6.0 million for the same prior year period. The decrease is due to the impact of certain intangible assets being fully amortized at the end of 2013.

Adjusted Segment EBITDA increased by $4.3 million, or 9.4%, to $50.3 million for the nine months ended September 30, 2014, compared to $46.0 million for the same prior year period.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenues	$46,552	$43,324	$143,055	$139,369

Operating expenses:
Direct cost of revenues	29,272	28,317	92,010	91,932
Selling, general and administrative expenses	11,154	11,431	37,366	36,262
Special charges	3	2	3	66
Acquisition-related contingent consideration	131	115	395	264
Amortization of other intangible assets	1,117	1,197	3,371	3,462
Goodwill impairment charge	—	83,752	—	83,752

	41,677	124,814	133,145	215,738

Segment operating income (loss)	4,875	(81,490)	9,910	(76,369)
Add back:
Depreciation and amortization of intangible assets	1,727	1,772	5,255	5,360
Special charges	3	2	3	66
Goodwill impairment charge	—	83,752	—	83,752

Adjusted Segment EBITDA	$6,605	$4,036	$15,168	$12,809

Gross profit (1)	$17,280	$15,007	$51,045	$47,437
Gross profit margin (2)	37.1%	34.6%	35.7%	34.0%
Adjusted Segment EBITDA as a percent of revenues	14.2%	9.3%	10.6%	9.2%
Number of revenue generating professionals (at period end)	549	617	549	617

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues increased $3.2 million, or 7.5%, to $46.6 million for the three months ended September 30, 2014 from $43.3 million for the same prior year period, including a 2.3% estimated positive impact from foreign currency translation, primarily due to the strengthening of the British pound relative to the U.S. dollar. The remaining revenue increase was primarily due to an increase in project revenues in North America and Asia Pacific.

Gross profit increased $2.3 million, or 15.1%, to $17.3 million for the three months ended September 30, 2014 from $15.0 million for the same prior year period. Gross profit margin increased to 37.1% for the three months ended September 30, 2014 from 34.6% for the same prior year period due to the mix of project engagements.

SG&A expense decreased $0.3 million, or 2.4%, to $11.2 million for the three months ended September 30, 2014 from $11.4 million for the same prior year period, including a 2.0% increase from the estimated impact of foreign currency translation. SG&A expense was 24.0% of revenue for the three months ended September 30, 2014, down from 26.4% of revenue for the same prior year period. The SG&A decrease was the result of lower facilities costs, partially offset by higher bad debt expense.

Amortization of other intangible assets decreased to $1.1 million for the three months ended September 30, 2014 from $1.2 million for the same prior year period.

Adjusted Segment EBITDA increased $2.6 million, or 63.7%, to $6.6 million for the three months ended September 30, 2014, from $4.0 million for the same prior year period.

During the third quarter of 2013, we recorded an $83.8 million non-deductible goodwill impairment charge related to the Strategic Communications segment.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues increased $3.7 million, or 2.6%, to $143.1 million for the nine months ended September 30, 2014 from $139.4 million for the same prior year period, which included a 2.1% estimated increase from the positive impact of foreign currency translation, which was primarily due to the strengthening of the British pound relative to the U.S. dollar. The revenue increase was primarily due to an increase in retainer-based revenue in our EMEA region, increased project revenue in North America and Asia Pacific, partially offset by lower pass-through revenues in our North America and EMEA regions.

Gross profit increased $3.6 million, or 7.6%, to $51.0 million for the nine months ended September 30, 2014 from $47.4 million for the same prior year period. Gross profit margin increased 1.7 percentage points to 35.7% for the nine months ended September 30, 2014 from 34.0% for the same prior year period. The increase in gross profit margin was primarily due to improved revenue growth and mix involving higher margin engagements and lower proportion of low margin pass through revenues.

SG&A expense increased $1.1 million, or 3.0%, to $37.4 million for the nine months ended September 30, 2014 from $36.3 million for the same prior year period. SG&A expense was 26.1% of revenue for the nine months ended September 30, 2014, up from 26.0% of revenue for the same prior year period. The increase in SG&A was primarily due to higher facilities expenses related to the transition to our new London office and severance expense recorded in the EMEA region.

Amortization of other intangible assets decreased to $3.4 million for the nine months ended September 30, 2014 from $3.5 million for the same prior year period.

Adjusted Segment EBITDA increased $2.4 million, or 18.4%, to $15.2 million for the nine months ended September 30, 2014 from $12.8 million for the same prior year period.

During the third quarter of 2013, we recorded an $83.8 million non-deductible goodwill impairment charge related to the Strategic Communications segment.

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

Goodwill and Other Intangible Assets

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. Factors we consider important which could trigger an interim impairment review include, but are not limited to the following: significant underperformance relative to historical or projected future operating results; a significant change in the manner of our use of the acquired asset or strategy for our overall business; a significant negative industry or economic trend; and our market capitalization relative to net book value. When we evaluate these factors and determine that a triggering event has occurred, we perform an interim impairment analysis.

As of October 1, 2013, the date of our last annual goodwill impairment test, the fair value of all of our reporting units, with the exception of the Strategic Communications reporting unit, substantially exceeded the carrying value. The Strategic Communications reporting unit carrying value was adjusted to fair value through an $83.3 million goodwill impairment charge as of September 30, 2013. Through our quarterly assessment, we determined that there were no events or circumstances that more likely than not would reduce the fair value of any of our reporting units below their carrying value.

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating which transition approach to use and the impact of the adoption of this accounting standard update on its condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 amends the criteria for reporting a discontinued operation. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. This guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. ASU 2014-08 would impact the Company’s consolidated results of operations and financial condition only in the instance of an event or transaction described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$20,479	$103,806
Net cash used in investing activities	$(47,412)	$(63,736)
Net cash provided by (used in) financing activities	$1,510	$(49,361)
DSO	107	102

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

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Cash provided by operating activities was $20.5 million for the nine months ended September 30, 2014 compared to $103.8 million for the same prior year period. The primary driver for the $83.3 million decrease in operating cash flows relative to the prior year was higher salary payments driven by the impact of salary increases and headcount additions, and the timing of bonus payments. DSO, which is one measure of the collections cycle, was 107 days at September 30, 2014 and 102 days at September 30, 2013. Current DSO compared to the prior year has been impacted by the mix of revenues between our segments and extended payment terms which have been granted to certain large scale engagements.

Net cash used in investing activities for the nine months ended September 30, 2014 was $47.4 million compared to $63.7 million for the same prior year period. Payments for acquisitions completed during the nine months ended September 30, 2014 were $1.0 million, net of cash received, compared to $30.4 million for the same prior year period. Payments of acquisition-related contingent consideration were $14.6 million for the nine months ended September 30, 2014 compared to payments of acquisition-related contingent consideration and stock price guarantees of $6.2 million and $4.1 million, respectively, for the same prior year period. Capital expenditures were $31.8 million for the nine months ended September 30, 2014 compared to $23.0 million for the same prior year period.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $1.5 million compared to net cash used in financing activities of $49.4 million for the same prior year period. Our financing activities for the nine months ended September 30, 2014 included payments of $4.4 million to settle repurchases of the Company’s common stock that were made, but not settled in the fourth quarter of 2013, and the receipt of $13.0 million of refundable deposits related to one of our foreign entities. Our financing activities for the nine months ended September 30, 2013 included the purchase and retirement of 1,422,025 shares of our common stock, at an aggregate cost of $48.8 million.

Capital Resources

As of September 30, 2014, our capital resources included $178.8 million of cash and cash equivalents and available borrowing capacity of $348.6 million under our $350.0 senior secured bank credit facility (“bank credit facility”). As of September 30, 2014, we had no outstanding borrowings under our bank credit facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

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

For the full fiscal year ending December 31, 2014, we anticipate aggregate capital expenditures will range between $40.0 million and $44.0 million to support our organization, including direct support for specific client engagements of which we currently anticipate capital expenditures will range between $8.0 million and $12.0 million in the fourth quarter of 2014. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets and remeasured to fair value at each subsequent reporting date with an offset to current period earnings. The fair value of future expected contingent purchase price obligations for these business combinations are $6.7 million at September 30, 2014 with payment dates extending through 2018.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our bank credit facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations for at least the next twelve months.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected significant changes in the number of employees or other expenditures that are currently not contemplated. The anticipated cash needs of our businesses could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our bank credit facility or the indentures that govern our 6 3/4% Senior Notes Due 2020 and 6.0% Senior Notes Due 2022. See “—Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” included in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2014. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities.

None

Repurchases of our common stock. The following table provides information with respect to purchases we made of our common stock during the third quarter ended September 30, 2014.

	Total Number of Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program
July 1 through July 31, 2014	3,353	(1)	$37.06	—	$—
August 1 through August 31, 2014	1,063	(1)	$37.07	—	$—
September 1 through September 30, 2014	5,201	(1)	$36.88	—	$—

Total	9,617			—	$—

(1)	Represents shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011 (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.4	Amendment No. 1 to Amended and Restated Bylaws of FTI Consulting, Inc. (Filed with the SEC on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

3.5	Amendment No. 2 to Amended and Restated Bylaws of FTI Consulting, Inc. (Filed with the SEC on September 22, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 17, 2014 and incorporated herein by reference.)

10.1*	Offer of Employment Letter dated July 10, 2014, by and between FTI Consulting, Inc. and David M. Johnson (Filed with the SEC on July 31,2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 30, 2014 and incorporated herein by reference.)

10.2*	Form of FTI Consulting, Inc. Restricted Stock Agreement for Employment Inducement Awards to Chief Financial Officer and Chief Strategy and Transformation Officer (Filed with the SEC on August 22, 2014 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (File No.: 333-198311) and incorporated herein by reference.)

10.3*	Form of FTI Consulting, Inc. Non-Statutory Stock Option Agreement for Employment Inducement Award to Chief Financial Officer and Chief Strategy and Transformation Officer (Filed with the SEC on August 22, 2014 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (File No.: 333-198311) and incorporated herein by reference.)

10.4†*	Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton

10.5†*	Offer of Employment Letter dated July 2, 2014, by and between FTI Consulting, Inc. and Holly Paul

10.6†*	Amendment No. 1 to Offer of Employment Letter dated July 27, 2014, by and between FTI Consulting, Inc. and Holly Paul

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Number	Exhibit Description

99.1	FTI Consulting, Inc. Corporate Governance Guidelines, Amended and Restated Effective as of September 17, 2014 (Filed with the SEC on September 22, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 17, 2014 and incorporated herein by reference.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended September 30, 2014, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income (Loss); (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement
†	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2014

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)